Form 10KSB
period 2001-12-31
MEDINA COFFEE INC
filed 2002-04-25
CIK 1117171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _________________

                               Commission File No.


                               MEDINA COFFEE, INC.
                 (Name of small business issuer in its charter)


       Nevada                          5810                      88-0442833
-----------------------     ----------------------------    -------------------
(State or jurisdiction      (Primary Standard Industrial     (I.R.S. Employer
 of incorporation or         Classification Code Number)    Identification No.)
    organization)

                    Issuer's Telephone Number: (425) 453-0355

Securities Registered under Section 12(b) of the Exchange Act:         None

Name of Each Exchange on Which Registered:                             None

Securities Registered under Section 12(g) of the Exchange Act:         Common

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Medina was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

 (1)      Yes   X     No                (2)      Yes             No    X
              -----      --------                    --------        -------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2001 - $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         April 24, 2002 - $7,250. There are approximately 150,500 shares of common voting stock of Medina held by non-affiliates as of April 24, 2002. There has been no "public market" for Medina's common stock since inception, Medina has arbitrarily valued these shares at $0.05 per share which is the price the non-affiliates paid for these shares during the last 60 days in a registered offering.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

On April 24, 2002,  there were  1,052,600  shares of common  stock  outstanding.

                                    -------

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format     Yes                 No       X
                                                   ----------          --------



                                      MEDINA COFFEE, INC.
                                          Form 10KSB
                                       December 31, 2001

                                       Table of Contents

PART I   ................................................................................5
         Item 1.  Description of Business................................................5
         Item 2.  Description of Property................................................5
         Item 3.  Legal Proceedings......................................................5
         Item 4.  Submission of Matters to a Vote of Security Holders....................6

PART II  ................................................................................6
         Item 5.  Market for Common Equity and Related Stockholder Matters...............6
         Item 6.  Management's Discussion and Analysis or Plan of Operation..............6
         Item 7.  Financial Statements...................................................8
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................................8

PART III ................................................................................9
         Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act......................9
         Item 10. Executive Compensation................................................10
         Item 11. Security Ownership of Certain Beneficial Owners and Management........11
         Item 12. Certain Relationships and Related Transactions........................11
         Item 13. Exhibits and Reports on Form 8-K......................................11

FINANCIAL STATEMENTS....................................................................13
         Audited Financial Statements for the Period Ended December 31, 2001 and 2000...13


                                     PART I

Item 1.  Description of Business
--------------------------------

Organization and Charter Amendments

Medina Coffee, Inc. was originally incorporated in the State of Nevada on October 4, 1999 under the name Medina Copy, Inc. Medina immediately changed its name to Medina Coffee, Inc. on October 6, 1999. Prior to October 1999, Medina has never conducted business. The principal address of Medina is P.O. Box 741, Bellevue, Washington 98009.

Business of Medina

Medina is a development-stage company which was founded for the purpose of building a retail specialty coffee business that sells specialty coffee and espresso coffee drinks through Company-owned and operated espresso carts. Our objective is to establish ourselves as one of the leading local operators of specialty coffee carts in the Puget Sound Area, a market that Management believes is not fully exploited at the current time.

Specialty coffee beverages include premium whole bean coffees and espresso based beverages (latte, espresso, cafe mocha, and cappuccino) or frozen and ice-blended coffee beverages. Specialty coffees are made from superior beans roasted to specifications that produce coffee with more flavor and consumer appeal.

A more complete description of the Business of Medina can be found in the SB-1 Amendment No. 6 of Medina filed with the SEC on January 8, 2002.

Reports to Shareholders

The public may read and copy any materials Medina files with the Securities Exchange Commission (the "SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.


Item 2.  Description of Property.
---------------------------------

Medina neither owns nor leases any real property. At present, offices are provided at no cost to Medina by Mr. Harry Miller the President and Chief Executive Officer of Medina in Bellevue, Washington. This arrangement is expected to continue until such time as Medina becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given. Medina has no agreements with respect to the maintenance or future acquisition of office or coffee outlet facilities.


Item 3.  Legal Proceedings.
--------------------------

Medina is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against Medina. No director, executive officer or affiliate of Medor owner of record or beneficially of more than five percent of Medina's common stock is a party adverse to Medina or has a material interest adverse to Medina in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matter was submitted to a vote of Medina's security holders during the fiscal calendar year covered by this Report.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information

There has not been an established trading market for Medina's common capital stock since its inception.

Holders

Medina had one stockholder as of December 31, 2001.

Dividends

Medina has not declared or paid cash dividends or made distributions in the past, and Medina does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. Medina currently intends to retain and reinvest future earnings, if any, to finance its operations.

Sales of "Unregistered" and "Restricted" Securities over the past Three Years

The Common Stock issued over the past three fiscal year periods that was not covered by a registration statement is as follows:

     o    900,100 shares in the common stock of Medina at a purchase price of $
          0.002 per share on October 5, 1999 to Mr. Harry Miller the founder of Medina,
     o    2,000 shares in the common stock of Medina at a purchase price of $
          0.10 per share on November 30, 2001 to Mr. Harry Miller the founder of Medina.


Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

General

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

Overview

Since Medina was formed on October 4, 1999, Medina has been involved in research of the espresso coffee cart market, preparing and clearing a public offering document and scouting for suitable equipment and site for its proposed business. During this time, there have been no revenues from operations. Without revenues to offset expenditures, Medina has reported a loss in each of its years of existence. To December 31, 2001, Medina has financed its operations through raising capital through private placements and loans from its sole shareholder.

Plan of Operation

Medina's Plan of Operation is as follows.


     1 Medina will undertake an analysis marketing and demographic research to select espresso cart sites acceptable espresso cart locations. This will entail communicating with landlords of office buildings, meeting with managers of transportation terminals and sporting facilities to determine ideal locations for the installation of espresso carts.

     2 Design and outfit first "test" espresso cart including merchandising sales material.

     3 Open first espresso cart site. Medina will focus on the best way ensure that each espresso cart provides a consistent quality product and a superior level of customer service. This experience obtained in running this first espresso cart will serve as the basis for our operations procedural manual and as part of its marketing program as Medina strives for increased exposure in the community.

     4 Evaluate the operating success of the first espresso cart in first three months of from date of operation and fine tune operation procedures and future growth plans. Determine the number of feasible locations in which espresso carts will be placed. Depending on the amount of capital resources available to it, during the next 12 months Medina anticipates opening up to five additional espresso carts in the Bellevue, Medina and Seattle area. This number may not be realistic as it may not be possible to fund all new espresso carts with funds generated from sales. Therefore Medina will have to give consideration to either debt financing or issuing more of its common stock.

To date, Medina's efforts have been concentrated on the investigation and planning stages of its proposed business. Mr. Miller has gathered information about the specialty coffee industry and about espresso cart operations from the National Coffee Association of North America, the Specialty Coffee Association of America, the general media sources, espresso cart and machine manufacturers, the market segment specialization program of the IRS and various individuals. He has sourced where to get espresso cart, equipment and supplies and contacted the various city licensing offices for licensing and operation information. Mr. Miller has also looked for suitable locations for an espresso cart in Medina and Bellevue, Washington and has cold called a number of office managers to enquire about rental opportunities. Medina has not entered into a contract to acquire an espresso cart although there have been discussions with several manufacturers about what new and used carts were available, terms and delivery times from date of order.

Medina anticipates the following expenditures over the next three months as it designs, outfits and tests its first espresso cart:


Equipment for espresso cart                     $     5,250
Labor for three months(1)                       $     1,750
Rent or lease expenses (three months)(2)        $       750
Miscellaneous                                   $     1,000
                                                -----------
                  Total cost:                   $     8,750
                                                ===========

Medina's plans will require substantial capital investment. Medina is currently completing a registered offering of its securities to raise $20,000. Even if all shares available for sale under this offering are sold, it alone will not be sufficient to finance Medina's operation over the next twelve months. Management of Medina estimates it will need a minimum of $80,000 over the next twelve months to implement its business strategy. Medina intends to pay for its expansion using cash generated from sales of operating espresso carts, capital stock, notes and/or assumption of indebtedness. There can be no assurance, however, that sales from operation will materialize or that Medina will be able to secure financing on terms satisfactory to Medina, if at all. Failure by Medina to obtain sufficient additional capital in the future will limit or eliminate Medina's ability to implement its business strategy. Future debt financings, if available, may result in increased interest and amortization expense, increased leverage, decreased income available to fund further acquisitions and expansion, and may limit Medina's ability to withstand competitive pressures and render Medina more vulnerable to economic downturns. Future equity financings may dilute the equity interest of existing stockholders.

Fiscal Year End December 31, 2001

The Auditors for Medina have audited the consolidated balance sheets of Medina as at December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from inception to December 31, 2001. [See Audited Financials under Part F/S].

Revenues, Costs and Expenses

Medina has had no revenue since inception and does not expect to generate revenue until it has established its first espresso cart in 2002. The majority of the costs and expenses Medina has incurred over the last calender year has been related to its SB-1 filing with the Securities and Exchange Commission and concurrent clearance of that document with the Washington State Securities Commission. To date these costs and expenses have been minimal and have been covered by loans from Mr. Harry Miller the sole officer and director of Medina.

Liquidity and Capital  Resources

As of December 31, 2002 Medina had no assets and limited liabilities.

Results of Operations

As of December 31, 2001 Medina's only activity has involved the continued investigation, feasibility, and opportunity of an espresso cart business in various areas of the Puget Sound.


Item 7.  Financial Statements.
-----------------------------

The financial statements of Medina are included following the signature page to this form 10KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

There have been no changes or disagreements with the accountants on accounting and financial disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------

Directors, Officers and Key Employees of Medina

The names, ages and respective positions of the current directors, executive officers and key employees of Medina are:

         Name                   Age                Position
         ----                   ---                --------

         Harry Miller            67         President, Chief Executive Officer,
                                            Secretary, Treasurer & Director

The forgoing will serve until the next annual meeting of the stockholders or until his successor is elected or appointed and qualified, or his prior resignation or termination.

Currently Medina has no employees other than those cited above. Medina will recruit employees as Medina grows and develops.

The following describes the principal occupation of the sole officer and director of Medina for the previous five years:

Harry Miller, is the President, Chief Executive Officer, Secretary and Treasurer of Medina. Mr. Miller brings years of experience in starting new enterprises having spent the last thirty years in forming many companies and providing consulting services to a variety of businesses. Many of these companies were in the medical products and health care industries. Currently he is associated with Eastside Mortgage, LLC. of Bellevue, Washington where he maintains a real estate license and analyzes funding proposals, primarily construction loans for his investment portfolio and that of the principal of the firm. In 1991, Mr. Miller established Solar Health Care of Florida investing in the Medicaid HMO industry. As CEO, Mr. Miller developed the business plan of the company that included leasing office space, preparing and filing the complex application to the state, hiring staff and negotiating the purchase of an existing HMO. During the subsequent five year period, Mr. Miller entered into a contractual arrangement to provide medical care to over 8,000 patients. At the end of his tenure intense competitive pressures caused the company to be wound up.

Family Relationships

Not Applicable.

Involvement in Other Public Companies

Mr. Miller is not involved directly or indirectly with any public company other than Medina.

Involvement in Certain Legal Proceedings

Except as indicated below and/or hereinbefore, to the knowledge of Management, during the past five years, no present or former director, executive officer, or person nominated to become a director or executive officer of Medina:

     (1) Filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);
     (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;
     (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Identify each person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("reporting person") that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years. (For each person, set forth number of late reports, number of transactions that were not reported on a timely basis, and any known failure to file a required Form. Form 3 and Form 5.

During the fiscal year, the following directors, officers and beneficial owners of more than ten percent of Medina's common stock failed to file Form 3s on a timely basis as required by Section 16(a) of the Exchange Act:

          Not Applicable.

Item 10.  Executive Compensation
--------------------------------

Cash Compensation

There was no cash compensation paid to any director or executive officer of Medina during the fiscal year ended December 31, 2001.

Bonuses and Deferred Compensation

     None

Compensation Pursuant to Plans

     None

Pension Table

     None

Other Compensation

     None

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from Medina, with respect to anyone which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with Medina or its subsidiaries, or any change in control of Medina, or a change in the person's responsibilities following a changing in control of Medina.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table sets forth as of December 31, 2001, the name and address and the number of shares of Medina's Common Stock held of record or beneficially by each person who held of record, or was known by Medina to own beneficially, more than 5% of the issued and outstanding shares of Medina's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


Name and Address                        Amount and Nature of
of Beneficial Owner (1)                 Beneficial Ownership               Percent of Class
-------------------------------------------------------------------------------------------
Harry Miller                                    902,100                        100%
Bellevue, WA                      (Restricted securities as defined in
                                      the Securities Act of 1933)

All Directors and Officers (2)                  902,100                        100%
                                  (Restricted securities as defined in
                                      the Securities Act of 1933)
Notes:

1. Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table.
2. Mr. Miller who is the sole officer, director, promoter, shareholder and management of Medina.

Changes in Control

There are no present arrangements or pledges of Medina's securities which may result in a change in control of Medina.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

Transactions with Management, Promoters  and Others

Mr. Harry Miller, the sole officer, director and promoter of Medina, loaned Medina $1,000 on October 5, 1999, $510 on June 11, 2001, $2,000 on June 18,
2001, $140 on September 14, 2001 and $1,000 on September 17, 2001 to cover legal costs and filing fees associated with incorporating and maintaining the company. The loan is evidenced by way of a promissary note, the note carries no interest and is payable in five years. The balances due to Mr. Miller was $ 3,790 on December 31, 2001.

Indebtedness of Management

Not Applicable


Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports On Form 8-K

None

Exhibits

Exhibit
Number            Description*
-------           -------------
 3.1 *            Initial Articles of Incorporation,

 3.2 *            Articles of Amendment to the
                  Articles of Incorporation

 3.3 *            By-Laws

23.               Consent of Auditor


Documents Incorporated by Reference

* Documents previously filed as exhibits to Form SB1-A6 filed on January 8, 2002 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDINA COFFEE, INC.

By:   /s/ Harry Miller /s/                              Date: April 24, 2002
      --------------------------------------------
      Harry Miller
      President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

MEDINA COFFEE, INC.

By:  /s/ Harry Miller /s/
     ------------------------------------------------
     Harry Miller
     President, Secretary, Treasurer and Director

                               MEDINA COFFEE, INC.
                          (FORMERLY MEDINA COPY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                               MEDINA COFFEE, INC.
                          (FORMERLY MEDINA COPY, INC.)


TABLE OF CONTENTS                                                         PAGE #
-----------------                                                         ------

         Independent Auditor's Report                                      1

         Financial Statements

                  Balance Sheet                                             2

                  Statement of Operations                                   3

                  Statement of Stockholder' Equity                          4

                  Statement of Cash Flows                                   5

         Notes to Financial Statements                                   6 - 7

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0393


                           INDEPENDENT AUDITORS REPORT



To the Board of Directors
Medina Coffee, Inc.
Bellevue, Washington

I have audited the accompanying balance sheets of Medina Coffee, Inc.,(Formerly Medina Copy, Inc.) ( A Development Stage Company), as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for year ended December 31, 2001 and 2000 and October 4, 1999 (inception), to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medina Coffee Inc., (Formerly Medina Copy, Inc.), ( A Development Stage Company) as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and October 4, 1999, (inception) to December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
---------------------
April 12, 2002




                               MEDINA COFFEE, INC.
                          (FORMERLY MEDINA COPY, INC.)
                          (A Development Stage Company)

                                  Balance Sheet
                                  -------------


Assets
------

                                                   December 31,   December 31,
                                                      2001           2000
                                                     -------       -------
Current Assets

Cash                                                 $    20       $   315
                                                     -------       -------
         Total Current Assets                             20           315

Other Assets                                               0             0
                                                     -------       -------
         TOTAL ASSETS                                $    20       $   315
                                                     =======       =======

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities

Officers Advances (Note #6)                          $ 3,780       $ 1,000

Officers Note Payable (Note #7)                            0             0

Accounts Payable                                       2,000         2,000
                                                     -------       -------
         Total Liabilities                           $ 5,780       $ 3,000

Stockholders' Equity
Common stock, .001 par value authorized
100,000,000 shares, 900,100 shares issued
and outstanding at December 31, 2001 and
December 31, 2000 respectively                           900          900
Additional Paid in Capital                             1,100          900
Deficit Accumulated During the
development stage                                     (7,760)      (4,485)
                                                     -------      -------
         Total Stockholders' Equity (Deficit)         (5,760)      (2,685)

            TOTAL LIABILITIES AND
            STOCKHOLDER'S EQUITY (DEFICIT)           $    20      $   315
                                                     =======      =======
See notes to financial statements






                                      MEDINA COFFEE, INC.
                                  (FORMERLY MEDINA COPY, INC)
                                 (A Development Stage Company)

                                    Statement of Operations
                                    -----------------------



                                                                              Oct. 4, 1999
                                        Year Ended Dec.   Year Ended Dec      (inception)
                                             31,               31,          to December. 31,
                                            2001              2000               2001
                                       ---------------  ----------------  -------------------
Income

         Revenue                       $            -   $             -   $                -

Expenses

         General and Administrative              3,275             3,485                7,760
                                       ---------------  ----------------  -------------------
         Total Expenses                          3,275             3,485                7,760

Net Loss                               $        (3,275) $         (3,485) $            (7,760)
                                       ---------------  ----------------  -------------------
Net Loss per share
 Basic and Diluted                             (0.0036)          (0.0039)             (0.0086)

Weighted average number of
common shares outstanding                      900,100           900,100              900,100
                                       ---------------  ----------------  -------------------




See notes to financial statements





                                         MEDINA COFFEE, INC.
                                     (FORMERLY MEDINA COPY, INC.)
                                    (A Development Stage Company)

                                  Statement of Stockholders' Equity
                                  ---------------------------------


                                                                                        Deficit
                                                                                      accumulated
                                             Common Stock          Additional           during
                                             ------------            Paid-in         development
                                          Shares       Amount        Capital            stage
                                      -------------------------  ---------------  ------------------
October 4, 1999
issued for cash                             900,100 $       900  $           900  $                -

Net loss October 4, 1999 (inception)                                                          (1,000)
 to December 31, 1999

Balance December 31, 1999                   900,100 $       900  $           900  $           (1,000)
                                      ============= ===========  ===============  ==================

Balance December 31, 1999                   900,100 $       900  $           900  $           (1,000)
                                      ------------- -----------  ---------------  ------------------


Net loss year ended
December 31, 2000                                                                             (3,485)

Balance December 31, 2000                   900,100 $       900  $           900  $           (4,485)
                                      ============= ===========  ===============  ==================


Balance December 31, 2000                   900,100 $       900  $           900  $           (4,485)

Issue for Cash                                2,000           0              200

Net loss year ended
December 31, 2001                                                                             (3,275)

Balance December 31, 2001                   902,100 $       900  $         1,110  $           (7,760)
                                      ============= ===========  ===============  ==================

                        See notes to financial statements




                                       MEDINA COFFEE, INC.
                                  (FORMERLY MEDINA COPY, INC.)
                                  (A Development Stage Company)

                                     Statement of Cash Flows
                                     -----------------------


                                                                                   October 4,
                                                                                     1999
                                                      Year Ended     Year Ended   (inception)
                                                        Dec 31,        Dec 31,    to December
                                                         2001           2000        31, 2001
                                                   ----------------- ------------ -------------
Cash Flows from Operating Activities

     Net (Loss)                                    $         (3,275) $    (3,485) $      (7,760)

     Adjustments to reconcile net loss to cash
     (used) in operating activities

    Changes in assets and liabilities

         Accounts Payable                                          0        1,000         2,000

            Officers Notes Payable                                 0       (1,000)            0

            Officers Advances Payable                          2,980        1,000         3,980
                                                   ----------------- ------------ -------------
      Net Cash (used) in operating results                      (295)       2,485        (1,780)
                                                   ----------------- ------------ -------------


Cash flows from Financing Activities
   Proceeds from issuance of common stock                          0            0         1,800
                                                   ----------------- ------------ -------------

Net increase (decrease) in cash                                 (295)      (2,485)           20

Cash at Beginning of Period                                      315        2,800             0
                                                   ----------------- ------------ -------------
Cash at End of Period                              $              20 $        315 $          20
                                                   ================= ============ =============

See notes to financial statements.



                               MEDINA COFFEE, INC.
                          (FORMERLY MEDINA COPY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


Note 1 - History and Organization of the Company

The Company was organized October 4, 1999, under the laws of the State of Nevada as Medina Copy, Inc. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

On October 4, 1999, the Company issued 900,100 shares of its $0.001 par value common stock for cash of $1,800. On November 30, 2001, the Company issued 2,000 shares of its $0.001 par value common stock for cash of $200.

On October 6, 1999, the Company changed it's name to Medina Coffee, Inc.

The Company has devoted substantially all of its present efforts to: (1) researching the espresso cart industry; (2) searching the Puget Sound Area for potential sites to place an espresso cart; (3) developing a business plan; and
(4) preparing an SB-1 prospectus offering to allow the company to raise capital and test the interest of investors in the espresso cart industry.

NOTE 2 - Accounting Policies and Procedures

The Company has not determined its accounting policies and procedures except as follows:

The Company uses the accrual method of accounting.

Earnings per share is computed using the weighted averaged number of shares of common stock outstanding.

The Company has not yet adopted any policy regarding the payment of dividends. No dividends have been paid since inception.

In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98- 5"), Reporting on the Costs of Start-up Activities which provides guidance of the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principle.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates

Note 3 - Warrants and Options

There are no warrants or options outstanding to issue any additional shares of common stock of the Company.

Note 4 - Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through further equity financing's and seeking necessary bank loans.

Note 5 - Related Party Transaction

The Company neither owns or leases any real or personal property. Office services are provided without charge by Harry Miller, the sole officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The sole officer and director of the Company is involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $3,790 and $1,000 on December 31, 2001 and 2000 respectively.

Note 7 - Officers Notes Payable

Mr. Harry Miller loaned the Company $1,000 on October 5, 1999, $510 on June 11, 2001, $2,000 on June 18, 2001, $140 on September 14, 2001 and $1,000 on
September 17, 2001 to cover legal costs and filing fees associated with incorporating and maintaining the company. The loan is evidenced by way of a promissary note, the note carries no interest and is payable in five years. The balances due to Mr. Miller were $0 and $ 1,000 on September, 2001 and 2000 respectively. The balances due to Mr. Miller were $0 and $0 on December 31, 2001 and 2000 respectively.