Form 10QSB
period 2002-03-31
MEDINA COFFEE INC
filed 2002-05-14
CIK 1117171

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended of March 31 ,2002

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________

                   Commission file number____________________


                               MEDINA COFFEE, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

                        Nevada                            88-0442833
                        ------                            ----------
             (State or other jurisdictions of         (I.R.S. Employer
             incorporation or organization)           Identification No.)

                    P.O. Box 741, Bellevue, Washington, 98009
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (425) 453-0355
                                                          ---------------

Check whether the issuer

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes X  No
                                                                    ---    ----

As of March 31, 2002 the registrant had 1,102,100 shares of Common Stock outstanding with a par value of $0.001 par value.




                                                 MEDINA COFFEE, INC.

                                                        INDEX

                                                                                                           Page No.
PART 1 - FINANCIAL INFORMATION....................................................................................2
           ITEM 1. FINANCIAL STATEMENTS...........................................................................2
                     Unaudited Financial Statements March 31, 2002 and 2001.......................................3
                               Balance Sheet......................................................................5
                               Statement of Operations............................................................7
                               Statement of Stockholders' Equity..................................................8
                               Statement of Cash Flows............................................................9
                               Notes to Financial Statements.....................................................10
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....................................12
                     General   ..................................................................................12
                     Overview  ..................................................................................12
                     Plan of Operation...........................................................................12
                     Three months ended March 31, 2002 versus Three months ended March 31, 2001..................13
                               Results of Operations.............................................................13
                               Revenue    .......................................................................13
                               Loss Per Period/General and Administrative Expenses...............................13
                               Liquidity and Capital  Resources..................................................13
                     Recent Accounting Pronouncements............................................................14
                     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995..........14
           ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................14

PART II - OTHER INFORMATION......................................................................................15
           ITEM 1. LEGAL PROCEEDINGS.............................................................................15
           ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................15
                     Changes in Securities.......................................................................15
                     Recent Sales of Unregistered Securities.....................................................15
                     Recent Sales of Registered Securities.......................................................15
                     Use of Proceeds.............................................................................15
           ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................................................15
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................16
           ITEM 5. OTHER INFORMATION.............................................................................16
           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................................16

SIGNATURES ......................................................................................................16

INDEX TO EXHIBITS................................................................................................17



                         PART 1 - FINANCIAL INFORMATION



--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------


           The information in this report for the three months ended March 31, 2002 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Medina Coffee, Inc ("Medina" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

           The condensed consolidated financial statements should be read in conjunction with Medina's financial statements and the notes thereto contained in Medina's Annual Report on Form 10-KSB for the year ended December 31, 2001

           Interim results are not necessarily indicative of results for the full fiscal year.

                               MEDINA COFFEE, INC
                          (FORMERLY MEDINA COPY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                             MARCH 31, 2002 AND 2001

                               MEDINA COFFEE, INC


  TABLE OF CONTENTS                                                     PAGE #
  -----------------                                                     ------

            Financial Statements

                       Balance Sheet                                      2

                       Statement of Operations                            3

                       Statement of Stockholders' Equity                  4

                       Statement of Cash Flows                            5


            Notes of Financial Statements                                 6 -8




                                       MEDINA COFFEE, INC
                                  (FORMERLY MEDINA COPY, INC.)
                                  (A Development Stage Company)

                                    (Unaudited) Balance Sheet
                                    -------------------------

Assets                                              March 31,   March 31,  December    December
------                                               2002        2001      31, 2001    31, 2002
                                                   --------    --------    --------    --------
Current Assets
Cash                                               $ 13,300    $     25    $     20    $    315
                                                   --------    --------    --------    --------
          Total Current Assets                       13,300          25          20         315

Other Assets                                              0           0           0           0
          TOTAL ASSETS                             $ 13,300    $     25    $     20    $    315
                                                   ========    ========    ========    ========

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities

Officers Advances (Note #6)                        $  3,980    $  1,000    $  3,780       1,000

Officers Notes Payable (Note #7)                          0           0           0           0

Accounts Payable                                      2,000       2,000       2,000       2,000
                                                   --------    --------    --------    --------
          Total Current Liabilities                   5,980       3,000       5,780       3,000

Stockholders' Equity: Common Stock, $.001 par
value, authorized 100,000,000 shares; shares
issued and outstanding 1,052,600 at 3/31/02;
900,100 at 3/31/01; 902,100 at 12/31/01 and
900,100 at 12/31/00                                   1,050         900         900         900
Additional paid in capital                           16,000         900       1,100         900
Deficit accumulated during the development stage
                                                     (9,730)     (4,775)     (7,760)     (4,485)
                                                   --------    --------    --------    --------
            Total Stockholders' Equity (Deficit)     (7,320)     (2,975)     (5,760)     (2,685)

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIT)         $ 13,300    $     25    $     20    $    315
                                                   ========    ========    ========    ========

See accompanying notes



                                                4




                                         MEDINA COFFEE, INC
                                     (FORMERLY MEDINA COPY, INC)
                                    (A Development Stage Company)

                                 (Unaudited) Statement of Operations
                                 -----------------------------------


                                                                                            Oct 4,
                                            Three       Three        Year       Year         1999
                                            Months      Months      Ended      Ended     (inception)
                                            Ended       Ended       Dec 31,    Dec 31,        to
                                           March 31,   March 31,     2001       2000        March
                                             2002        2001                              31, 2002
                                           --------    --------    --------    --------    --------
Income
             Revenue                       $      -    $      -    $      -    $      -    $      -
Expenses
              General and Administrative      1,970         290       3,275       3,485       9,730
                                           --------    --------    --------    --------    --------
              Total Expenses                  1,970         290       3,275       3,485       9,730
              Net Loss                     $  1,970    $   (290)   $ (3,275)   $ (3,485)   $ (9,730)
                                           ========    ========    ========    ========    ========

Net Loss Per Share
   Basic and Diluted                       ($0.0020)   ($0.0003)   ($0.0036)   ($0.0039)   ($0.0107)


Weighted average number of
common shares outstanding                   977,350     900,100     900,100     900,100     907,825
                                           ========    ========    ========    ========    ========

     See accompanying notes





                                                  5




                                      MEDINA COFFEE, INC
                                 (FORMERLY MEDINA COPY, INC.)
                                 (A Development Stage Company)

                         (Unaudited) Statement of Stockholders' Equity



                                                                                     Deficit
                                                                                   accumulated
                                                 Common Stock                        during
                                       --------------------------   Additional    development
                                          Shares        Amount    Paid-In Capital    stage
                                       ------------------------------------------------------
Balance December 31, 2000                  900,100    $      900    $      900    $   (4,485)

Net loss three months ended
      March 31, 2001                                                                    (290)

Balance March 31, 2001                     900,100    $      900    $      900    $   (4,775)
                                        ==========    ==========    ==========    ===========

Balance December 31, 2001                  902,100    $      900    $    1,100    $   (7,760)

Issue for Cash                             150,500    $      150    $   14,900             0

Net loss three months ended
March 31, 2002                                                                        (1,970)

Balance March 31, 2002                   1,052,600    $    1,050    $   16,000    $   (9,730)
                                        ----------    ----------    ----------     ----------

October 4, 1999
issued for cash                            900,100    $      900    $      900    $        0

Net loss, October 4, 1999
(inception) to December 31, 2000                                                      (4,485)

Balance December 31, 2000                  900,100           900           900        (4,485)
                                        ----------    ----------    ----------     ----------
Issued for Cash                              2,000             0           200             0

Net loss year ended
   December 31, 2001                                                                  (3,275)

Balance December 31, 2001                  902,100    $      900    $    1,100    $   (7,760)
                                        ==========    ==========    ==========    ===========
           See accompanying notes


                                               6




                                                     MEDINA COFFEE, INC
                                                (FORMERLY MEDINA COPY, INC)
                                               (A Development Stage Company)

                                            (Unaudited) Statement of Cash Flows
                                            -----------------------------------


                                                                                                                   Oct 4,
                                                           Three         Three         Year           Year          1999
                                                           Months        Months        Ended          Ended      (inception)
                                                           Ended         Ended        Dec 31,        Dec 31,         to
                                                          March 31,     March 31,      2001           2000         March
                                                            2002          2001                                    31, 2002
                                                          --------      --------      --------      --------      --------
Cash Flows from Operating Activities
             Net (Loss)                                   $ (1,970)     $   (290)     $ (3,275)     $ (3,485)     $ (9,730)

             Adjustments to reconcile net loss to
                  cash (used) in operating activities

             Changes in assets and liabilities
                  Accounts Payable                               0             0             0         1,000         2,000

                  Officers Notes Payable                         0             0             0        (1,000)            0

                  Officers Advances Payable                    200             0         2,980          1000         3,980
                                                          --------      --------      --------      --------      --------
               Net Cash (used) in operating results         (1,770)         (290)         (295)       (2,485)       (3,760)

Cash Flows from Financing Activities
              Proceeds from issuance of stock               15,050             0             0             0        17,050
                                                          --------      --------      --------      --------      --------

Net increase (decrease) in cash                             13,280          (290)         (295)       (2,485)       13,300

Cash at Beginning of Period                                     20           315           315         2,800             0
                                                          --------      --------      --------      --------      --------
Cash at End of Period                                     $ 13,300      $     25      $     20      $    315      $ 13,300


See accompanying notes


                                                             7

                               MEDINA COFFEE, INC
                           (FORMERLY MEDINA COPY, INC)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                                   (Unaudited)

Notes 1 - History and Organization of the Company

The Company was organized October 4, 1999, under the laws of the State of Nevada as Medina Copy, Inc. The Company currently has no operations and, in accordance with SFAS # 7 is considered a development stage company.

On October 4, 1999, the Company issued 900,100 shares of its $0.001 par value common stock for cash of $1,800. On November 30, 2001, the Company issued 2,000 shares of its $0.001 par value common stock for cash of $200. On February 25, 2002, the Company issued 69,000 shares of its $0.001 par value common stock for cash of $6,900. On March 15, 2002, the Company issued 81,500 shares of its $0.001 par value common stock for cash of $8,150.

On October 6, 1999, the Company changed its name to Medina Coffee, Inc.

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

The Company has not determined its accounting policies and procedures, except as follows:

The Company uses the accrual method of accounting.

Earnings per share is computed using the weighted average number of shares of common stock outstanding.

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98- 5"), Reporting on the Costs of Start-up Activities which provides guidance of the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of change in accounting principle.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 5 - Related Party Transactions

The Company neither owns nor leases any real or personal property. Office services are provided without charge by Harry Miller, the sole officers and director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The sole officer and director of the Company is involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $3,980 and $1,000 on March 31, 2002 and March 31, 2001 respectively.

Note 7 - Officers Notes Payable

Mr. Harry Miller loaned the Company, $1,000 on October 5, 1999, $510 on June 11, 2001, $2,000 on June 18, 2001, $140 on September 14, 2001 and $1,000 on
September 17, 2001 to cover legal costs and filing fees associated with incorporating the Company. The loan is evidenced by way of a promissory note, the note carries no interest and is payable in five years. The balance due to Mr. Miller were $0 and $0 on March 31, 2002 and 2001 respectively.

--------------------------------------------------------------------------------

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------


General

           The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

Overview

           Since Medina was formed on October 4, 1999, Medina has been involved in research of the espresso coffee cart market, preparing and clearing a public offering document and scouting for suitable equipment and site for its proposed business. During this time, there have been no revenues from operations. Without revenues to offset expenditures, Medina has reported a loss in each of its years of existence. To March 31, 2002, Medina has financed its operations through a private placement and loans from its sole shareholder. Medina, in the quarter ended March 31, 2002, commenced a registered offering to raise up to $20,000.

Plan of Operation

     Medina's Plan of Operation in the next three months is as follows.


     1 Medina will complete its' analysis of data to select espresso cart site locations and enter into negotiation and complete a lease for one such as site to test its espresso cart operations.

     2 Complete the design and outfit the first Medina espresso cart including merchandising sales material.

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

     5 Determine the number of feasible locations in which espresso carts will be placed.

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

           To date, Medina's efforts have been concentrated on the investigation and planning stages of its proposed business and completing the documentation necessary to sell its common stock in a registered offering. Mr. Miller has gathered information about the specialty coffee industry and about espresso cart operations from the National Coffee Association of North America, the Specialty Coffee Association of America, the general media sources, espresso cart and machine manufacturers, the market segment specialization program of the IRS and various individuals. He has sourced where to get espresso cart, equipment and supplies and contacted the various city licensing offices for licensing and operation information. Mr. Miller has also looked for suitable locations for an espresso cart in Medina and Bellevue, Washington and has cold called a number of office managers to enquire about rental opportunities.

           Medina anticipates the following expenditures over the next three months as it designs, outfits and tests its first espresso cart:


Equipment for espresso cart                  $5,250
Labor for three months(1)                    $1,750
Rent or lease expenses (three months)(2)     $  750
Miscellaneous                                $1,000
                                             ------
                     Total cost:             $8,750
                                             ======

           Medina's plans over the next twelve months will require substantial capital investment. Medina is currently completing a registered offering of its securities to raise up to $20,000. Even if all shares available for sale under this offering are sold, it alone will not be sufficient to finance Medina's operation over the next twelve months. Management of Medina estimates it will need a minimum of $80,000 over the next twelve months to implement its business strategy.

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

Three months ended March 31, 2002 versus Three months ended March 31, 2001

Results of Operations.
---------------------

As of March 31, 2002 Medina's only activity has involved the continued investigation, feasibility, and opportunity of an espresso cart business in various areas of the Puget Sound and completion of its Form SB-1 filing with the Securities and Exchange Commission and concurrent clearance of that document with the Washington State Securities Commission.

Revenue.
-------

           Medina has had no revenue since inception and does not expect to generate revenue until it has established its first espresso cart in 2002.

Loss Per Period/General and Administrative Expenses.
---------------------------------------------------

           Medina's net loss for the three months ended March 31, 2002 was $1,970 or approximately $1,680 more than recorded for the same period in 2001. The majority of the costs and expenses Medina has incurred over the last quarter has been related to its SB-1 filing with the Securities and Exchange Commission and concurrent clearance of that document with the Washington State Securities Commission. To date these costs and expenses have been covered by loans from Mr. Harry Miller the sole officer and director of Medina.

Liquidity and Capital  Resources.
--------------------------------

           As of March 31, 2002 Medina had $13,300 in cash, no assets and $5,980 in liabilities of which $3,980 is a promissory note to Mr. Miller. The note carries no interest and is payable in five years. During the quarter ended March 31, 2002, Medina received $15,050 from the sales of its equity securities under a registered offering.

Recent Accounting Pronouncements

           In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for our first fiscal quarter of fiscal year 2002 and we do not expect adoption to have a material effect on our financial statements.

           In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000 and June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which would be December 31, 2000 for us.

           In March 2000, the FASB issued FIN 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25, Accounting for Stock Issued to Employees". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

           This Form 10-QSB report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors Company's Amended Registration Statement on Form SB-1 filed with the Securities and Exchange Commission on January 8, 2002.


-------------------------------------------------------------------------------

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

-------------------------------------------------------------------------------


           Medina's primary market risk exposure is that of interest rate risk on borrowings under our credit lines, which are subject to interest rates based on the banks' prime rate, and a change in the applicable interest rate that would affect the rate at which we could borrow funds or finance equipment purchases.

                           PART II - OTHER INFORMATION
                           ---------------------------


--------------------------------------------------------------------------------

                            ITEM 1. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


           To Medina's knowledge, no lawsuits were commenced against Medina during the quarter ended March 31, 2002, nor did Medina Commence any lawsuits during the same period.

--------------------------------------------------------------------------------

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

--------------------------------------------------------------------------------


Changes in Securities

           None.

Recent Sales of Unregistered Securities

           None.


Recent Sales of Registered Securities

     1.   The  effective  date of the  Securities  Act  registration  statement:
          February 14, 2002

     2.   Commission  file  number  assigned  to  the  registration   statement:
          333-41124

     3.   The offering commenced and ongoing from: February 14, 2002

     4. Class of securities registered: Common stock with a par value of $0.001 per share

     5.   The amount registered: 200,000 shares of common stock.

     6.   The aggregate price of the offering amount registered: $20,000.00

     7.   The amount sold to March 31, 2002: 150,500 shares of common stock

     8.   The  aggregate  offering  price of the amount sold to March 31,  2002:
          $15,050.00

     9. From the effective date of the Securities Act registration statement to March 31, 2002, the expenses incurred in connection with the issuance and distribution of the securities registered were approximately: $820.00

     10. The net offering proceeds to Medina after deducting the total expenses described above was:$14,230.00

Use of Proceeds

As of March 31, 2002 none of the funds received in connection with the Securities Act registration statement offering outlined above have been used for any purpose and were held as cash for future use as outlined in the use of proceeds section of the Securities Act registration statement of Medina.

--------------------------------------------------------------------------------

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

--------------------------------------------------------------------------------


           Not applicable.

--------------------------------------------------------------------------------

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------


           Not applicable.


--------------------------------------------------------------------------------

                            ITEM 5. OTHER INFORMATION

--------------------------------------------------------------------------------


           Not applicable.


--------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a)        Reference is made to the Index of Exhibits included herein.

(b)        Reports on Form 8-K.


--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MEDINA COFFEE, INC.
-------------------
(Registrant)



Date:    MAY 13, 2002            By:  /s/ Harry Miller/
         -------------                ----------------------------------------
                                           Harry Miller
                                           Chief Executive Officer, President,
                                           Secretary  and Director

                               MEDINA COFFEE, INC

                                INDEX TO EXHIBITS



Exhibits
--------


Exhibit Number      Description
--------------      -----------

3.1  *              Articles of Incorporation  filed on October 4, 1999 with the
                    Secretary of The State of Nevada;
3.2 *               Certificate  of  Amendment  filed  October  6, 1999 with the
                    Florida Department of State to change name;
3.3   *             By-laws as Adopted on October 5, 1999.
4 *                 Subscription Agreement
10.1 *              Promissory Note dated October 5, 2000
10.2 *              Consent of Accountant
11.1 *              Opinion Re Legality
11.2 *              Consent of Attorney

 *Documents Incorporated by Reference

(1) Documents previously filed as exhibits to Form 10SB as filed on April 25, 2002 and incorporated herein by this reference.