Form 10QSB
period 2002-06-30
MEDINA COFFEE INC
filed 2002-08-07
CIK 1117171

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended of June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          For the transition period from ___________ to _______________

                        Commission file number___________


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

     (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes X               No
                                                     ---                  -----

As of June 30, 2002 the registrant had 1,102,100 shares of Common Stock outstanding with a par value of $0.001 par value.



                                                   MEDINA COFFEE, INC.

                                                          INDEX

                                                                                                                  Page No.
PART 1 - FINANCIAL INFORMATION.........................................................................................2
           ITEM 1. FINANCIAL STATEMENTS................................................................................2
                     Financial Statements June 30, 2002 and 2001.......................................................3
                               Balance Sheet...........................................................................5
                               Statement of Operations.................................................................7
                               Statement of Stockholders' Equity.......................................................8
                               Statement of Cash Flows.................................................................9
                               Notes to Financial Statements..........................................................10
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........................................12
                     General   .......................................................................................12
                     Overview  .......................................................................................12
                     Plan of Operation................................................................................12
                     Six months ended June 30, 2002 versus Six months ended June 30, 2001.............................13
                               Results of Operations..................................................................13
                               Revenue    ............................................................................13
                               Loss Per Period/General and Administrative Expenses....................................13
                               Liquidity and Capital  Resources.......................................................13
                     Recent Accounting Pronouncements.................................................................14
                     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995...............14
           ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................14

PART II - OTHER INFORMATION...........................................................................................15
           ITEM 1. LEGAL PROCEEDINGS..................................................................................15
           ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................15
                     Changes in Securities............................................................................15
                     Recent Sales of Unregistered Securities..........................................................15
                     Recent Sales of Registered Securities............................................................15
                     Use of Proceeds..................................................................................15
           ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................................................15
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................15
           ITEM 5. OTHER INFORMATION..................................................................................15
           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................................................15

SIGNATURES ...........................................................................................................16

INDEX TO EXHIBITS.....................................................................................................17


                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------



--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------


           The information in this report for the six months ended June 30, 2002 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Medina Coffee, Inc ("Medina" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

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

                               MEDINA COFFEE, INC
                          (FORMERLY MEDINA COPY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                             June 30, 2002 AND 2001

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




                                       MEDINA COFFEE, INC
                                  (FORMERLY MEDINA COPY, INC.)
                                  (A Development Stage Company)

                                    (Unaudited) Balance Sheet



Assets                                             June 30,    June 30,    December    December
------                                               2002        2001      31, 2001    31, 2000
                                                   --------    --------    --------    --------
Current Assets

Cash                                               $  9,580    $     25    $     20    $    315
                                                   --------    --------    --------    --------
          Total Current Assets                        9,580          25          20         315

Other Assets                                              0           0           0           0

          TOTAL ASSETS                             $  9,580    $     25    $     20    $    315
                                                   ========    ========    ========    ========

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities

Officers Advances (Note #6)                        $  3,980    $  2,650    $  3,780       1,000

Officers Notes Payable (Note #7)                          0           0           0           0

Accounts Payable                                      2,000       2,000       2,000       2,000
                                                   --------    --------    --------    --------
          Total Current Liabilities                   5,980       4,650       5,780       3,000

Stockholders' Equity: Common Stock, $.001 par
value, authorized 100,000,000 shares; shares
issued and outstanding 1,052,600 at 6/30/02;
900,100 at 6/30/01; 902,100 at 12/31/01 and
900,100 at 12/31/00                                   1,050         900         900         900
Additional paid in capital                           16,000         900       1,100         900
Deficit accumulated during the development stage
                                                    (13,450)     (6,425)     (7,760)     (4,485)
                                                   --------    --------    --------    --------
            Total Stockholders' Equity (Deficit)     (3,600)     (4,625)     (5,760)     (2,685)

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIT)         $  9,580    $     25    $     20    $    315
                                                   ========    ========    ========    ========

            See accompanying notes



                                                   MEDINA COFFEE, INC
                                               (FORMERLY MEDINA COPY, INC)
                                              (A Development Stage Company)

                                           (Unaudited) Statement of Operations



                                             Six Months     Six Months      Year Ended      Year Ended      Oct 4, 1999
                                           Ended June 30,  Ended June 30,     Dec 31,         Dec 31,     (inception) to
                                                2002           2001            2001            2000        June 30, 2002
                                            -----------     -----------     -----------     -----------     -----------
Income
             Revenue                        $      --       $      --       $      --       $      --       $      --
Expenses
              General and Administrative          5,690           1,940           3,275           3,485          13,450
                                            -----------     -----------     -----------     -----------     -----------
              Total Expenses                      5,690           1,940           3,275           3,485          13,450
              Net Loss                      $    (5,690)    $    (1,940)    $    (3,275)    $    (3,485)    $   (13,450)
                                            ===========     ===========     ===========     ===========     ===========

Net Loss Per Share
   Basic and Diluted                        $   (0.0056)    $   (0.0022)    $   (0.0036)    $   (0.0039)    $   (0.0146)

Weighted average number of
common shares outstanding                     1,013,933         900,267         902,100         900,100         920,858
                                            ===========     ===========     ===========     ===========     ===========

           See accompanying notes






                                         MEDINA COFFEE, INC
                                    (FORMERLY MEDINA COPY, INC.)
                                   (A Development Stage Company)

                           (Unaudited) Statement of Stockholders' Equity
                           ---------------------------------------------



                                                                                         Deficit
                                                                                       accumulated
                                              Common Stock             Additional         during
                                      ---------------------------    Paid-In Capital   development
                                          Shares         Amount                           stage
                                      ------------------------------------------------------------
Balance December 31, 2000                900,100       $      900      $      900      $   (4,485)

Net loss six months ended
      June 30, 2001                                                                        (1,940)

Balance June 30, 2001                    900,100       $      900      $      900      $   (6,425)
                                       ==========      ==========      ==========       ==========

Balance December 31, 2001                902,100       $      900      $    1,100      $   (7,760)

Issue for Cash                           150,500       $      150      $   14,900               0

Net loss six months ended
June 30, 2002                                                                              (5,690)

Balance June 30, 2002                  1,052,600       $    1,050      $   16,000      $  (13,450)
                                      ----------      ----------      ----------       ----------

October 4, 1999
issued for cash                          900,100       $      900      $      900      $        0

Net loss, October 4, 1999
(inception) to December 31, 2000                                                           (4,485)

Balance December 31, 2000                900,100              900             900          (4,485)
                                      ----------      ----------      ----------       ----------
Issued for Cash                            2,000                0             200               0

Net loss year ended
   December 31, 2001                                                                       (3,275)

Balance December 31, 2001                902,100       $      900      $    1,100      $   (7,760)
                                       ==========      ==========      ==========       ==========

           See accompanying notes





                                                         MEDINA COFFEE, INC
                                                     (FORMERLY MEDINA COPY, INC)
                                                    (A Development Stage Company)

                                                 (Unaudited) Statement of Cash Flows
                                                 -----------------------------------



                                                          Six Months      Six Months   Year Ended    Year Ended     Oct 4, 1999
                                                        Ended June 30,  Ended June 30,   Dec 31,        Dec 31,     (inception) to
                                                             2002           2001           2001          2000       June 30, 2002
                                                        -------------  -------------  -------------  -------------  --------------
Cash Flows from Operating Activities

             Net (Loss)                                 $      (5,690) $      (1,940)  $     (3,275) $      (3,485) $      (13,450)

             Adjustments to reconcile net loss to cash
             (used) in operating activities

             Changes in assets and liabilities
                  Accounts Payable                                  0              0              0          1,000           2,000

                  Officers Notes Payable                            0              0              0         (1,000)              0

                  Officers Advances Payable                       200              0           2980           1000           3,980
                                                        -------------  -------------  -------------  -------------  --------------
               Net Cash (used) in operating results            (5,690)          (290)          (295)        (2,485)         (7,470)

Cash Flows from Financing Activities
              Proceeds from issuance of stock                  15,050              0              0              0          17,050
                                                        -------------  -------------  -------------  -------------  --------------

Net increase (decrease) in cash                                 9,560           (290)          (295)        (2,485)          9,580

Cash at Beginning of Period                                        20            315            315          2,800               0
                                                        -------------  -------------  -------------  -------------  --------------
Cash at End of Period                                   $       9,580  $          25  $          20  $         315  $        9,580
                                                        =============  =============  =============  =============  ==============

                 See accompanying notes

                               MEDINA COFFEE, INC
                           (FORMERLY MEDINA COPY, INC)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
                                   (Unaudited)

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $3,980 and $2,650 on June 30, 2002 and June 30, 2001 respectively.

Note 7 - Officers Notes Payable

Mr. Harry Miller loaned the Company, $1,000 on October 5, 1999, $510 on June 11, 2001, $2,000 on June 18, 2001, $140 on September 14, 2001 and $1,000 on
September 17, 2001 to cover legal costs and filing fees associated with incorporating the Company. The loan is evidenced by way of a promissory note, the note carries no interest and is payable in five years. The balance due to Mr. Miller were $0 and $0 on June 30, 2002 and 2001 respectively.

Note 8 - Subsequent Events

In July 2002 Medina Coffee purchased an espresso cart. The cart is presently located at the Bellevue Art Museum. Commencement of cart operations is awaiting completion of the City of Bellevue permitting process and finalization of an agreement with the Bellevue Art Museum.

The agreement will include a cost and profit sharing arrangement between Medina Coffee and Bellevue Art Museum. Medina Coffee will manage operation of the Bellevue Art Museum cafe as well.

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

Overview

           Since Medina was formed on October 4, 1999, Medina has been involved in research of the espresso coffee cart market, preparing and clearing a public offering document and scouting for suitable equipment and site for its proposed business. During this time, there have been no revenues from operations. Without revenues to offset expenditures, Medina has reported a loss in each of its years of existence. To June 30, 2002, Medina has financed its operations through a private placement and loans from its sole shareholder. Medina raised $15,500 in a registered offering during the quarter ended March 31, 2002.

           During the quarter ended June 30, 2002, Medina entered into negotiations with two separate parties to set up an espresso cart in Bellevue, Washington. One of these negotiations have since progressed and the other was abandoned.

           In July the Bellevue Art Museum entered into a verbal agreement with Medina. Under the terms of this agreement Medina will set up an espresso cart outside the Bellevue Art Museum and takeover the management of the 510 Cafe located inside the Bellevue Art Museum. A formal written agreement is expected to be signed within the next week.

           Medina obtained and delivered its first espresso cart to the Bellevue Art Museum on July 30, 2002. The espresso cart should be open for business no later than the third week of August. Medina is currently in the process of obtaining all necessary permits for operation of the espresso cart. The 510 Cafe is currently operational and Medina will take over its management on signing of the formal written agreement between the parties.

Plan of Operation

           Medina has achieved items one and two, and is well on its way to achieving item three, of its original Plan of Operation set out in the quarterly statements for Medina filed for the period ending March 31, 2002. During the next six months Medina expects to focus on the following:


     1. Establish an operations procedural manual to ensure that each espresso cart/cafe provides a consistent quality product and a superior level of customer service.

     2. Increase the awareness of the local community of Medina's operations through marketing and promotions.

     3. Evaluate the operating success of the first espresso cart in first three months of from date of operation and fine tune operation procedures and future growth plans.

     4. Determine the number of feasible locations in which espresso carts will be placed.

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

           Medina did not expect its initial negotiations with the Bellevue Art Museum would lead to Medina's management of 510 Cafe. It was an opportunity which on examination made sense for Medina and the Bellevue Art Museum. Medina does not believe its management of the 510 Cafe will take away from the original business purpose of Medina.

           Medina anticipates the following expenditures over the next three months:


Equipment for espresso cart(1)              $ 4,195
Labor for six months(2)                     $ 6,000
Rent or lease expenses (six months)(3)      $     0
Miscellaneous                               $ 1,000
                                            -------
                     Total cost:            $11,195
                                            =======

     1.   Medina acquired its first espresso cart in July 2002 for $ 4,195.
     2. Labor costs are higher than originally anticipated as Medina anticipates it will need three employees to operate the espresso cart and 510 Cafe. One employee will be full time and two will be part time.
     3. Medina does not pay a rent to the Bellevue Art Museum in connection with its espresso cart operations.

           Medina's plans over the next twelve months will require substantial capital investment. The monies raised in Medina's recent registered offering will not be sufficient to finance Medina's operation over the next twelve months. Management of Medina estimates it will need a minimum of $80,000 over the next twelve months to implement its business strategy.

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

Six months ended June 30, 2002 versus Six months ended June 30, 2001

Results of Operations.
---------------------

As of June 30, 2002 Medina's only activity has involved the continued investigation, feasibility, and opportunity of an espresso cart business in various areas of the Puget Sound, the completion of its Form SB-1 registered offering, and its initial negotiations for two possible site locations in Bellevue, Washington.

Revenue.
-------

           Medina has had no revenue since inception. Medina expects to start generating a modest revenue in August 2002 when Medina's first espresso cart is operational and Medina takes over the management of the 510 Cafe at the Bellevue Art Museum.

Loss Per Period/General and Administrative Expenses.
---------------------------------------------------

           Medina's net loss for the six months ended June 30, 2002 was $5,690 or approximately $3,750 more than recorded for the same period in 2001. The majority of the costs and expenses Medina has incurred over the last three months have been related to the registered financing of Medina and the cost of compliance with SEC filing requirements as a 12g reporting company. The majority of these costs and expenses have been covered by the funds received from Medina's registered offering.

Liquidity and Capital  Resources.
--------------------------------

           As of June 30, 2002 Medina had $9,580 in cash, no assets and $5,980 in liabilities of which $3,980 is a promissory note to Mr. Miller. The note carries no interest and is payable in five years. During the quarter ended March 31, 2002, Medina received $15,050 from the sales of its equity securities under a registered offering. Medina did not sell any further securities in the quarter ended June 30, 2002.

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


--------------------------------------------------------------------------------

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------


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

                           PART II - OTHER INFORMATION


--------------------------------------------------------------------------------

                            ITEM 1. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


           To Medina's knowledge, no lawsuits were commenced against Medina during the quarter ended June 30, 2002, nor did Medina Commence any lawsuits during the same period.

--------------------------------------------------------------------------------

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

--------------------------------------------------------------------------------


Changes in Securities

           None.

Recent Sales of Unregistered Securities

           None.


Recent Sales of Registered Securities

           None.

Use of Proceeds

           Not applicable.

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


MEDINA COFFEE, INC.
-------------------
(Registrant)



Date:    August     , 2002              By:   /s/ Harry Miller/
         -----------------                 --------------------------------
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