Form 10QSB
period 2002-09-30
MEDINA COFFEE INC
filed 2002-11-14
CIK 1117171

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              For the quarterly period ended of September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

          For the transition period from ___________ to _______________
                             Commission file number


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

As of September 30, 2002 the registrant had 1,102,100 shares of Common Stock outstanding with a par value of $0.001 par value.




                                               MEDINA COFFEE, INC.

                                                      INDEX

                                                                                                            Page No.
PART 1 - FINANCIAL INFORMATION.................................................................................1
            ITEM 1. FINANCIAL STATEMENTS.......................................................................1
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................................10
                        General     ..........................................................................10
                        Overview    ..........................................................................10
                        Plan of Operation.....................................................................10
                        Nine months ended September 30, 2002 versus Nine months ended September 30, 2001......11
                                    Results of Operations.....................................................11
                                    Revenue     ..............................................................11
                                    Loss Per Period/General and Administrative Expenses.......................11
                                    Liquidity and Capital  Resources..........................................12
                        Recent Accounting Pronouncements......................................................12
                        "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995....12
            ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................13

PART II - OTHER INFORMATION...................................................................................13
            ITEM 1. LEGAL PROCEEDINGS.........................................................................13
            ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................13
                        Changes in Securities.................................................................13
                        Recent Sales of Unregistered Securities...............................................13
                        Recent Sales of Registered Securities.................................................13
                        Use of Proceeds.......................................................................13
            ITEM 3. DEFAULTS UPON SENIOR SECURITIES...........................................................13
            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................13
            ITEM 5. OTHER INFORMATION.........................................................................14
            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................... ...............14

SIGNATURES  ..................................................................................................14

INDEX TO EXHIBITS.............................................................................................15




                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------


            The information in this report for the nine months ended September 30, 2002 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Medina Coffee, Inc ("Medina" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

            The condensed consolidated financial statements should be read in conjunction with Medina's financial statements and the notes thereto contained in Medina's Annual Report on Form 10-KSB for the year ended December 31, 2001

            Interim results are not necessarily indicative of results for the full fiscal year.

                               MEDINA COFFEE, INC
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

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




                                        MEDINA COFFEE, INC
                                   (A Development Stage Company)

                                     (Unaudited) Balance Sheet

Assets
------                                               Sept 30,    Sept 30,   December     December
                                                       2002       2001      31, 2001    31, 2000
                                                   ----------- ----------- ----------- -----------
Current Assets
Cash                                               $     4,482 $       760 $        20 $       315
                                                   ----------- ----------- ----------- -----------
          Total Current Assets                           4,482         760          20         315

Other Assets                                             4,006           0           0           0
          TOTAL ASSETS                             $     8,488 $       760 $        20 $       315
                                                   =========== =========== =========== ===========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
Officers Advances (Note #6)                        $     3,980 $     3,790 $     3,780 $     1,000
Officers Notes Payable (Note #7)                             0           0           0           0
Accounts Payable                                         2,000       2,000       2,000       2,000
                                                   ----------- ----------- ----------- -----------
          Total Current Liabilities                      5,980       5,790       5,780       3,000

Stockholders' Equity: Common Stock, $.001 par
value, authorized 100,000,000 shares; shares
issued and outstanding 1,052,600 at 09/30/02;
900,100 at 09/30/01; 902,100 at 12/31/01 and
900,100 at 12/31/00                                      1,050         900         900         900
Additional paid in capital                              16,000         900       1,100         900
Deficit accumulated during the development stage
                                                       (14,542)     (6,830)     (7,760)     (4,485)
                                                   ----------- ----------- ----------- -----------
            Total Stockholders' Equity (Deficit)         2,508      (5,030)     (5,760)     (2,685)

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIT)         $     8,488 $       765 $        20 $       315
                                                   =========== =========== =========== ===========



                                      See accompanying notes



                                                 4





                                                 MEDINA COFFEE, INC
                                            (A Development Stage Company)

                                         (Unaudited) Statement of Operations
                                         -----------------------------------



                                            Nine Months     Nine Months   Year Ended      Year Ended     Oct 4, 1999
                                           Ended Sept 30,  Ended Sept 30,   Dec 31,         Dec 31,    (inception) to
                                               2002            2001          2001            2000       Sept 30, 2002
                                           -------------- -------------- -------------- -------------- --------------
Income
              Revenue                      $         --   $         --   $         --   $         --   $         --
Expenses
              General and Administrative            6,782          2,435          3,275          3,485         14,542
                                           -------------- -------------- -------------- -------------- --------------
              Total Expenses                        6,782          2,435          3,275          3,485         14,542
              Net Loss                     $        6,782 $       (2,435)$       (3,275)$       (3,485)$      (14,542)
                                           ============== ============== ============== ============== ==============

Net Loss Per Share
   Basic and Diluted                       $      (0.0062)$      (0.0022)$      (0.0036)$      (0.0039)$      (0.0153)

Weighted average number of
common shares outstanding                       1,052,600        900,267        900,267        900,100        920,858
                                           ============== ============== ============== ============== ==============

                                               See accompanying notes





                                                          5




                                        MEDINA COFFEE, INC
                                   (A Development Stage Company)

                           (Unaudited) Statement of Stockholders' Equity


                                                                                       Deficit
                                                                                      accumulated
                                              Common Stock            Additional        during
                                     ------------------------------    Paid-In       development
                                         Shares          Amount        Capital          stage
                                     --------------  -------------- -------------- --------------
Balance December 31, 2000                   900,100  $          900 $          900 $       (4,485)

Net loss nine months ended
      Sept 30, 2001                                                                        (1,940)

Balance Sept 30, 2001                       900,100  $          900 $          900 $       (6,425)
                                     ==============  ============== ============== ==============

Balance December 31, 2001                   902,100  $          900 $        1,100 $       (7,760)

Issue for Cash                              150,500  $          150 $       14,900              0

Net loss nine months ended
Sept 30, 2002                                                                              (6,782)

Balance Sept 30, 2002                     1,052,600  $        1,050 $       16,000 $      (14,542)
                                     --------------  -------------- -------------- --------------

October 4, 1999
issued for cash                             900,100  $          900 $          900 $            0

Net loss, October 4, 1999
(inception) to December 31, 2000                                                           (4,485)

Balance December 31, 2000                   900,100             900            900         (4,485)
                                     --------------  -------------- -------------- --------------
Issued for Cash                               2,000               0            200              0

Net loss year ended
   December 31, 2001                                                                       (3,275)

Balance December 31, 2001                   902,100  $          900 $        1,100 $       (7,760)
                                     ==============  ============== ============== ==============

                                      See accompanying notes







                                                 6



                                                       MEDINA COFFEE, INC
                                                  (A Development Stage Company)

                                               (Unaudited) Statement of Cash Flows
                                               -----------------------------------



                                                            Nine Months   Nine Months   Year Ended    Year Ended    Oct 4, 1999
                                                           Ended Sep 30, Ended Sep 30,    Dec 31,       Dec 31,    (inception) to
                                                               2002          2001          2001          2000      Sept 30, 2002
                                                           ------------  ------------  ------------  ------------  ------------
Cash Flows from Operating Activities

             Net (Loss)                                    $     (6,782) $     (1,940) $     (3,275) $     (3,485) $    (14,542)

             Adjustments to reconcile net loss to cash
             (used) in operating activities

             Changes in assets and liabilities

                  Accounts Payable                                    0             0             0         1,000         2,000

                  Officers Notes Payable                              0             0             0        (1,000)            0

                  Officers Advances Payable                         200         1,650         2,980         1,000         3,980
                                                           ------------  ------------  ------------  ------------  ------------
               Net Cash (used) in operating results              (6,582)         (290)         (295)       (2,485)       (8,562)

Cash Flows from Financing Activities
              Proceeds from issuance of stock                    15,050             0             0             0        17,050
                                                           ------------  ------------  ------------  ------------  ------------

Net increase (decrease) in cash                                   8,468          (290)         (295)       (2,485)        8,488

Cash at Beginning of Period                                          20           315           315         2,800             0
                                                           ------------  ------------  ------------  ------------  ------------
Cash at End of Period                                      $      8,488  $         25  $         20  $        315  $      8,488

                                                     See accompanying notes

                                                                7

                               MEDINA COFFEE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             Sept 30, 2002 and 2001
                                   (Unaudited)

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

Note 6 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for costs incurred by it. These funds are interest free. The balances due to Mr. Miller were $3,980 and $3,790 on Sept 30, 2002 and Sept 30, 2001 respectively.

Note 7 - Officers Notes Payable

Mr. Harry Miller loaned the Company, $1,000 on October 5, 1999, $510 on June 11, 2001, $2,000 on June 18, 2001, $140 on September 14, 2001 and $1,000 on
September 17, 2001 to cover legal costs and filing fees associated with incorporating the Company. The loan is evidenced by way of a promissory note, the note carries no interest and is payable in five years. The balance due to Mr. Miller were $0 and $0 on September 30, 2002 and 2001 respectively.

Note 8 - Subsequent Events

In July 2002 Medina Coffee purchased an espresso cart. The car is presently located at the Bellevue Art Museum. The City of Bellevue permitting process has been completed and an agreement with the Bellevue Art Museum is scheduled to be implemented in early November.

The agreement will include a cost and profit sharing arrangement between Medina Coffee and Bellevue Art Museum. Also, Medina Coffee will manage operation of the Bellevue Art Museum cafe. .

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

Overview

            Since Medina was formed on October 4, 1999, Medina has been involved in research and development of a an espresso cart based business. During this time, there have been no revenues from operations. Without revenues to offset expenditures, Medina has reported a loss in each of its years of existence. To September 30, 2002, Medina has financed its operations through a private placement and loans from its sole shareholder. Medina raised $15,500 in a registered offering during the quarter ended March 31, 2002. Medina has not raised any further capital since that date.

            During the quarter ended September 30, 2002, Medina has continued to work with the Bellevue Art Museum in finalizing a written agreement. In July the Bellevue Art Museum entered into a verbal agreement with Medina. Under the terms of this agreement Medina will set up an espresso cart outside the Bellevue Art Museum and takeover the management of the 510 Cafe located inside the Bellevue Art Museum.

            Medina obtained and delivered its first espresso cart to the Bellevue Art Museum on July 30, 2002. This cart has remained in storage awaiting the signing of a written agreement between the parties. Medina has obtained and is currently in the process of obtaining all remaining permits necessary to operate the espresso cart at the Bellevue Art Musuem. The 510 Cafe is currently operational and Medina will take over its management on signing of the formal written agreement between the parties.

Plan of Operation

            Medina has achieved items one and two, of its original Plan of Operation. During the next nine months Medina expects to focus on the following:


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

            Given the delays experienced in establishing its first location, Medina has scaled back its expectations in opening up additional espresso carts in the Bellevue, Medina and Seattle area over the next twelve month period. Instead of five additional espresso cart locations Medina hopes to open at least two additional location in the next twelve month period.

            Medina anticipates the following expenditures over the next three months:


Labor for three months(1)                         $ 2,000
Rent or lease expenses (nine months)(2)           $     0
Miscellaneous                                     $ 1,000
                                                  -------
                        Total cost:               $11,195
                                                  =======


     2. Labor costs are higher than originally anticipated as Medina anticipates it will need three employees to operate the espresso cart and 510 Cafe. One employee will be full time and two will be part time.
     3. Medina does not pay a rent to the Bellevue Art Museum in connection with its espresso cart operations. Instead, Medina has agreed to share 50% of any profits after expenses obtained from operating at this location.

            Medina's plans over the next twelve months will require substantial capital investment. The monies raised in Medina's recent registered offering will not be sufficient to finance Medina's operation over the next twelve months. Management of Medina estimates it will need a minimum of $50,000 over the next twelve months to implement its revised business strategy.

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

Nine months ended September 30, 2002 versus Nine months ended September 30, 2001

Results of Operations.
---------------------

As of September 30, 2002 Medina's only activity has involved the continued investigation of the feasibility and opportunity of an espresso cart business in various areas of the Puget Sound, the completion of its Form SB-1 registered offering, its initial negotiations for two possible site locations in Bellevue, Washington, and the acquisition of its first espresso cart.

Revenue.
-------

            Medina has had no revenue since inception. Medina expects to start generating a modest revenue in the near future when Medina's first espresso cart is operational and Medina takes over the management of the 510 Cafe at the Bellevue Art Museum.

Loss Per Period/General and Administrative Expenses.
---------------------------------------------------

            Medina's net loss for the nine months ended September 30, 2002 was $6,782 or approximately $4,842 more than recorded for the same period in 2001. The majority of the costs and expenses Medina has incurred over the last three months have been related to the registered financing of Medina and the cost of compliance with SEC filing requirements as a 12g reporting company. The majority of these costs and expenses have been covered by the funds received from Medina's registered offering.

Liquidity and Capital  Resources.
--------------------------------

            As of September 30, 2002 Medina had $4,482 in cash, and $5,980 in liabilities of which $3,980 is a promissory note to Mr. Miller. The note carries no interest and is payable in five years. Medina acquired its first coffee cart for a cost of $4,006. This is the sole asset of Medina. During the quarter ended March 31, 2002, Medina received $15,050 from the sales of its equity securities under a registered offering. Medina did not sell any further securities in the quarter ended September 30, 2002.


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


                           PART II - OTHER INFORMATION
                           ---------------------------


-------------------------------------------------------------------------------

                            ITEM 1. LEGAL PROCEEDINGS

-------------------------------------------------------------------------------


            To Medina's knowledge, no lawsuits were commenced against Medina during the quarter ended September 30, 2002, nor did Medina Commence any lawsuits during the same period.

-------------------------------------------------------------------------------

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

-------------------------------------------------------------------------------


Changes in Securities

            None.

Recent Sales of Unregistered Securities

            None.


Recent Sales of Registered Securities

            None.

Use of Proceeds

            Not applicable.

-------------------------------------------------------------------------------

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

-------------------------------------------------------------------------------


            Not applicable.

-------------------------------------------------------------------------------

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-------------------------------------------------------------------------------


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


MEDINA COFFEE, INC.
-------------------
(Registrant)



Date:     November 13 , 2002          By:   /s/ Harry Miller/
      ------------------------------       -------------------------------------
                                             Harry Miller
                                             Chief Executive Officer, President,
                                             Secretary
                                             and Director

                               MEDINA COFFEE, INC

                                INDEX TO EXHIBITS



Exhibits


Exhibit Number       Description

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