Form 10KSB
period 2002-12-31
MEDINA COFFEE INC
filed 2003-03-31
CIK 1117171

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31,2005
Estimated average burden hours per response: 946.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

: ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2002

9 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from [      ] to [       ]

Commission File Number: 000-49712
MEDINA COFFEE, INC. (Exact name of small business issuer as specified in its charter)
Nevada (State of Other Jurisdiction incorporation or organization)	88-0442833 (I.R.S. Employer I.D. No.)
P.O. Box 741, Bellevue, Washington 98009 (Address of principal executive offices)
425-453-0355 (Issuer's telephone number)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
                                                                                            (Title of class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

: Yes 9 No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

: Yes 9 No

State Registrant's revenues for its most recent fiscal year: December 31, 2002 - $4,720

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

150,500 common shares @ $0.08(1) = $12,040

(1) Average of the best bid and asked prices on December 27, 2002 the last day our stock traded. Our stock has not traded since December 27, 2002.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

Yes 9 No 9

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

On March 28, 2002, there were 1,052,600 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

Yes 9 No :

FORWARD LOOKING INFORMATION

Certain statements made in this report are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Medina Coffee, Inc., a Nevada corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements the forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, and of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward- looking statements made in this Report, inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used. In summary, forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict.

PART I

Item 1. Description of Business

Business Formation and Development

Medina Coffee, Inc. was originally incorporated in the State of Nevada on October 4, 1999 under the name Medina Copy, Inc. Medina immediately changed its name to Medina Coffee, Inc. on October 6, 1999. Prior to October 1999, Medina has never conducted business. The principal address of Medina is P.O. Box 741, Bellevue, Washington 98009.

Our Business

Medina is a development-stage company which was founded for the purpose of building a retail specialty coffee business that sells specialty coffee and espresso coffee drinks through company-owned and operated espresso carts. Our objective is to establish ourselves as one of the leading local operators of specialty coffee carts in the Puget Sound Area, a market that Management believes is not fully exploited at the current time. We currently own and operate one espresso cart and we manage Cafe 510 at the Bellevue Art Museum.

Specialty coffee beverages include premium whole bean coffees and espresso based beverages (latte, espresso, cafe mocha, and cappuccino) or frozen and ice-blended coffee beverages. Specialty coffees are made from superior beans roasted to specifications that produce coffee with more flavor and consumer appeal.

We intend to will offer only the highest-quality espresso coffee based beverages, at the same time providing the service as quickly as possible, realizing the demand for espresso coffee drinks to people on the go. Currently we serve all types of espresso coffee drinks, including cappuccino, lattes, iced coffee drinks and various types of premium blended and ground coffee beverages.

We sell our espresso coffee drinks through our company-owned and operated espresso cart(s) and through our restaurant location at the Bellevue Art Museum.

The size of our espresso cart(s), approximately four feet long, three feet deep and four feet high, enable the espresso cart(s) to be located in non-traditional, key intercept market locations. The low cost and ease of relocation of these espresso cart(s), enables a short lead time from the setup to the delivery of espresso coffee drinks to the customer.

Standard equipment in an espresso cart includes a two-group espresso machine, two espresso grinders, a coffee brewer, blender, and cash register, and display rack for baked goods and other non-coffee items. The basic espresso cart will be finished in an upscale design.

Espresso carts located within or outside downtown buildings will likely be open from 8 a.m. to 6 p.m. five days per week. Other espresso carts, those located in shopping centers or transportation terminals, for example, will likely be open to 9 p.m. or later, seven day per week. The typical staff per espresso cart will consist of one full-time employee. Each employee will be trained to be knowledgeable about espresso coffee drinks and gourmet coffee. Espresso cart operations will be service driven, with emphasis on personalized service while providing a quality product to the customer.

The espresso cart design will be upscale, emphasizing Medina Coffee, Inc. branding and style. The espresso cart design will reflect our principle position, of that of a local coffee company, representing the feel and the attitude of the Puget Sound and the Pacific West Coast. The espresso carts are intended to be billboards themselves as Medina opens new locations. Point of sale signage, custom bags, boxes, cups, gift sets, products and literature with Medina's distinctive name and logo are intended to increase name awareness and to portray Medina's image in terms of color, layout, typeface, wording, graphics and display.

Sales and Marketing

Our sales and marketing operates on two levels. The first being how to attract more foo traffic and sales to our exiting location at the Bellevue Art Museum. The second is working towards trying to identify the highest-visibility, highest-foot traffic locations to operate a second or more locations. The small size of the espresso carts and their free-standing nature enable the espresso carts to be installed in non-traditional locations. In many cases, the locations sought by Medina are atriums and lobbies, anchored by vacant nooks, crannies, or corners; and, as a result, the locations are not presently occupied, nor do retailers regard them as location opportunities in general.

Medina's initial focus will be key market intercept locations within the retail malls that anchor the commercial high-rises in the business core of Medina Bellevue, and Seattle. Medina has estimated the cost of acquiring a good location will be approximately $3,000 per espresso cart or a monthly royalty at 5% of the espresso carts' sales. Expanding revenue in a non-traditional location, where revenue is not currently being generated, will create a "win-win" solution for both parties.

Competition

The coffee market is highly competitive in that there are a number coffee houses, kiosks and carts throughout the Puget Sound all of which will compete with our business. Such names as Starbucks Coffee, SBC, Peet's Coffee and Tea and Tully's are household names in Seattle and surrounding area and command a great following. In addition, every restaurant serves coffee, theaters, sports facilities, hotels often provide free coffee in each of its guest rooms and nearly every office offers coffee to visitors while they either wait or are in a meeting.

To compete against the well such known names of Starbucks Coffee and SBC will be difficult for us since these companies have a strong following of coffee drinkers and can offer, in the majority of cases, a place for their customers to sit while enjoying their coffee. In addition, they offer a wide variety of coffee drinks to satisfy every coffee taste. We will be limited in the number of different coffee drinks we can offer.

Against smaller, localized operators, we compete on the basis of location, specialization, quality service, branding and professional management. There can be no assurance that we will be able to establish our self in the Puget Sound coffee market by building a solid customer base.

Management believes that the location of its espresso carts will be key to our success and development due to their demographics, visibility and/or population density. Locations we consider highly desirable include: shopping malls, lobbies of office towers, hospitals, hotels, and school campuses. These locations are the primary targets for our proposed espresso carts. Industry competitors often target the same areas for similar reasons. We intend to open new espresso carts in these areas, even if it means being across the street or in the same office building as a competitor.

We face intense competition for a suitable espresso cart sites and for qualified personnel to operate its proposed espresso cart. There can be no assurance that we will be able to secure a site or sites at acceptable rent levels or that we will be able to attract qualified workers.

Government Regulation

General. Medina is subject to the general laws and regulations relating to the food service industry. There are no specific laws or regulations that govern the coffee industry as a whole, or coffee retailers specifically, that are materially different than other retail or wholesale food businesses.

Sarbanes-Oxley Act of 2002. In August 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 into law, and several new rules and regulations were announced thereafter. Among other things, the Sarbanes-Oxley Act of 2002 imposes new corporate governance, reporting, and disclosure requirements; introduces stricter independence and financial expertise standards for audit committees; and imposes stiff penalties for securities fraud. In addition, the United States Securities and Exchange Commission and all domestic securities markets are considering proposals on related corporate governance topics. The Sarbanes-Oxley Act of 2002 and the related rules and regulations will likely increase the scope, complexity and costs of our corporate governance, reporting, and disclosure practices, and may increase the risk of personal liability for our board members, chief executive officer, and chief financial officer. Consequently, it may become more difficult to attract and/or retain such individuals, and may result in a decrease in the number and/or quality of board members, which may materially and adversely affect our business, operating results, and financial condition and our ability to meet listing the criteria of an exchange other than the OTC Bulletin Board or PinkSheets.

Employees

Currently Medina has three employees. Mr. Miller, who proves his services free of charge and one full time and one part-time Barista who both work at our location at the Bellevue Art Museum. We will recruit employees as Medina grows and develops

Reports to Shareholders

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

Item 2. Description of Property

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

Item 3. Legal Proceedings

Medina is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against Medina. No director, executive officer or affiliate of Medina or owner of record or beneficially of more than five percent of Medina's common stock is a party adverse to Medina or has a material interest adverse to Medina in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Medina's security holders during the fiscal calendar year covered by this Report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

General

As of June 6, 2002 our stock is quoted on the Over The Counter Bulletin Board ("OTCBB") under the symbol "MCFF". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended	High	Low
December 31, 2002	$0.55	$0.08
September 30, 2002	No Trades	No Trades
June 30, 2002	No Trades	No Trades
March 31, 2002	N/A	N/A
December 31, 2001	N/A	N/A
September 30, 2001	N/A	N/A
June 30, 2001	N/A	N/A
March 31, 2001(2)	N/A	N/A

Dividends Policy

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

  During the quarter ended December 30, 2002, Medina has continued to work with the Bellevue Art Museum and has finalized a written agreement. Under the terms of this agreement Medina will set up an espresso cart outside the Bellevue Art Museum and has taken over the management of the 510 Cafe located inside the Bellevue Art Museum.

  Medina obtained and delivered its first espresso cart to the Bellevue Art Museum on July 30, 2002. This cart subsequently remained in storage awaiting the signing of a written agreement between the parties. Medina also obtained all remaining permits necessary to operate the espresso cart at the Bellevue Art Musuem. The 510 Cafe is currently operational and Medina has take over its management on signing of the formal written agreement between the parties.

  In November and December 2002, we operated our espresso cart at the Bellevue Botanical Garden's light festival. Our espresso cart complimented the show of lights and well received by the viewing public. The Botanical Gardens has requested we return next year.

  Plan of Operation for the Next Twelve Months.

  Medina has achieved items one and two, of its original Plan of Operation. During the next twelve months Medina expects to focus on the following:

1.	Establish an operations procedural manual to ensure that each espresso cart/Cafe provides a consistent quality product and a superior level of customer service.
2.	Increase the awareness of the local community of Medina's operations through marketing and promotions.
3.	Continue to evaluate the operating success of our first espresso cart and fine tune operation procedures and future growth plans.
4	Determine the number of feasible locations in which espresso carts will be placed.

  Given the delays experienced in establishing its first location, Medina has scaled back its expectations in opening up additional espresso carts in the Bellevue, Medina and Seattle area over the next twelve month period. Instead of five additional espresso cart locations Medina hopes to open at least two additional location in the next twelve month period.

  Medina anticipates the following expenditures over the next twelve months as it designs, outfits and tests its first espresso cart:

Labor for twelve months(1)	$ 36,000
Rent or lease expenses (twelve months)(2)	$ 12,000
Miscellaneous	$ 6,000
Total Cost:	$ 54,000 =========

  Notes:

      (1) Labor costs are higher than originally anticipated as Medina anticipates it will need three employees to operate the espresso cart and 510 Cafe. One employee will be full time and two will be part time.
      (2) Medina does not pay a rent to the Bellevue Art Museum in connection with its espresso cart operations. Instead, Medina has agreed to share 50% of any profits after expenses obtained from operating at this location.

  Medina's plans over the next twelve months will require substantial capital investment. The monies raised in Medina's recent registered offering will not be sufficient to finance Medina's operation over the next twelve months. Management of Medina estimates it will need a minimum of $50,000 over the next twelve months to implement its revised business strategy.

  Currently, our operations at Cafe 510 are running loss of approximately $1,000 per month after off-set by the Bellevue Art Museum. We plan on opening up our espresso cart in front of the Bellevue Art Museum in the next month as the weather warms up. We believe this will attract more street and local pedestrian traffic to our location.

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

  Results of Operations

  Revenue. Total revenue for the fiscal year ended December 31, 2002 was $4,720 compared to revenues of $0 for the fiscal year ended December 31, 2001. We were only operational for a month and a half in 2002 and we had no operations in 2001. The majority of our revenues were derived from our espresso cart operations at the Bellevue Botanical Gardens Society's Festival of Lights over the Christmas holidays.

  Expenses. Our expenses directly related to the costs of goods sold was $3,754 for the fiscal year ended December 31, 2002 compared to $0 for the year ended 2001. Labor formed a large part of this expense. Our general and administrative costs for the fiscal year ended December 31, 2002 was $7,280 compared to general and administrative costs of $3,275 for the fiscal year ended December 31, 2001. A large portion of these costs are related to professional and other costs associated with maintaining our status as a reporting issuer with the Securities and Exchange Commission.

  Liquidity and Capital Resources

  As of December 31, 2002, we had approximately $4,119 in cash on hand and property and equipment (our first espresso cart) worth approximately $3,420. In comparison, as at December 31, 2001 we had cash on hand of approximately $20 and no assets. Medina acquired its first coffee cart for a cost of $4,006. This is the sole asset of Medina. During the quarter ended March 31, 2002, Medina received $15,050 from the sales of its equity securities under a registered offering. Medina did not sell any further securities for the remainder of the year.

  As of December 31, 2002 we had $4,572 in liabilities compared to $5,780 in liabilities as at December 31, 2001. A total of $3,980 of these liabilities is a promissory note to Harry Miller. The note carries no interest and is payable in five years.

  Additional Capital Requirements

  Our plans will require substantial capital investment. We estimate that we will need a minimum of $80,000 over the next twelve months to implement our business strategy. We intend to pay for our expansion using cash generated from sales of operating espresso carts, capital stock, notes and/or assumption of indebtedness. There can be no assurance, however, that such financing will be available on terms satisfactory to us, if at all. Our failure to obtain sufficient additional capital in the future will limit or eliminate our ability to implement its business strategy. Future debt financings, if available, may result in increased interest and amortization expense, increased leverage, decreased income available to fund further acquisitions and expansion, and may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. Future equity financings may dilute the equity interest of our existing stockholders.

  New Accounting Pronouncements

  In June 1998, the United States Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

  Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards did not affect our consolidated financial statements.

  In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

  SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2002 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

  We do not expect SFAS 141 will have a material impact on our financial position or results of operations. In addition, we do not expect SFAS 142 will have a material impact on our financial position or results of operations.

  In October 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2002 and, generally, is to be applied prospectively. The implementation of this new standard is not expected to have a material effect on our consolidated financial statements.

  Item 7. Financial Statements

  Our audited financial statements and related Notes which are included in this filing have been examined by George Stewart, Certified Public Accountants, and have been so included in reliance upon the opinion of such accountants given upon their authority as experts in auditing and accounting. Our Financial Statements, include the following items which constitute Item 7 of Form 10-KSB, can be found in immediately following Item 14 below.

  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Our original accountant was Barry L. Friedman. Mr. Friedman passed away on January 27, 2001, prior to commencing the audit for our fiscal period ended December 31, 2000. The Board of Directors of the Company at the time, appointed George Stewart, C.P.A.. as our independent accountant. Since our inception, the principal independent accountants for the Company have neither resigned nor been dismissed, and there have been no disagreements between us and our principal independent accountants.

  PART III

  Item 9. Directors and Executive Officers of the Registrant

  Identification of Directors and Executive Officers

  The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position Within the Company	Date Position First Held
Harry Miller	68	President, Chief Executive Officer, Secretary, Treasurer & Director	October 4, 1999

  The following describes the principal occupation of the sole officer and director of Medina for the previous five years:

  Harry Miller, is the President, Chief Executive Officer, Secretary and Treasurer of Medina. Mr. Miller brings years of experience in starting new enterprises having spent the last thirty years in forming many companies and providing consulting services to a variety of businesses. Many of these companies were in the medical products and health care industries. Currently he is associated with Eastside Mortgage, LLC. of Bellevue, Washington where he maintains a real estate license and analyzes funding proposals, primarily construction loans for his investment portfolio and that of the principal of the firm. In 1991, Mr. Miller established Solar Health Care of Florida investing in the Medicaid HMO industry. As CEO, Mr. Miller developed the business plan of the company that included leasing office space, preparing and filing the complex application to the state, hiring staff and negotiating the purchase of an existing HMO. During the subsequent five year period, Mr. Miller entered into a contractual arrangement to provide medical care to over 8,000 patients. At the end of his tenure intense competitive pressures caused the company to be wound up. Mr. Miller is concurrently the President, Chief Executive Officer, Secretary and Treasurer of Black Gardenia Corp., Coronation Acquisition Corp. which are two blank check reporting companies; and DentalServ.Com, a private development stage company focussed on providing management software to dental offices.

  Significant Employees

  We have no employees who are not executive officers, but who are expected to make a significant contribution to our business. Currently Medina has three employees and we expect to recruit new employees as Medina grows and develops.

  Family Relationships

  Not Applicable.

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

  Audit Committee Financial Expert

  We do not have an audit committee financial expert serving on the Board of Directors or an audit committee. We do not believe that the addition of such an expert would add anything meaningful to our company at this time. It is also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at this stage of our development. In order to entice such a director to join our Board of Directors we would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things we are unable to afford at this time.

  Under the applicable Securities and Exchange Commission standard, an audit committee financial expert means a person who has the following attributes:

  An understanding of generally accepted accounting principles and financial statements;
  The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
  Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;
  An understanding of internal controls and procedures for financial reporting; and
  An understanding of audit committee functions.

  The Securities and Exchange Commission has only recently introduced the requirement to disclose whether a company has an independent financial expert on its audit committee. This requirement was one of the rule changes implemented as a result the Sarbanes Oxley Act introduced in August 2002. We are currently looking at the changes we are required to implement under the Sarbanes Oxley Act including matters concerning our audit committee.

  Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Under the securities laws of the United States, our directors, executive officers (and certain other officers) and any persons holding more than 10% of our outstanding voting securities are required to report their ownership in our securities and any changes in that ownership to the Securities and Exchange Commission. Based solely upon the our reliance on the verbal and written representations of our directors, and officers, we believe we are in compliance with Section 16(a) of the Securities Exchange Act of 1934.

  Code of Ethics

  We do have adopted a Code of Ethics which has been filed with this Form 10-KSB. Our Code of Ethics applies to our sole director and officer and has been signed by him. The public may obtain a copy of our Code of Ethics on written request without charge at Coronation Acquisition Corp. P.O. Box 741, Bellevue, Washington, 98009.

  Item 10. Executive Compensation

  Summary of Compensation of Executive Officers

  The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Harry Miller President, CEO and Director	2e+11	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

  Stock Options/SAR Grants

  No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2002 to our named executive officers or any other parties.

  Long-Term Incentive Plans

  There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

  Compensation of Directors

  No cash compensation was paid to our sole director for this director's services as a director during the fiscal year ended December 31, 2002. We have no standard arrangement pursuant to which our directors are to be compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

  Employment Contracts and Termination of Employment or Change of Control

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

  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  Equity Compensation Plan

  We do not have any securities authorized for issuance under any equity compensation plans.

  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth as of December 31, 2002, the name and address and the number of shares of Medina's Common Stock held of record or beneficially by each person who held of record, or was known by Medina to own beneficially, more than 5% of the issued and outstanding shares of Medina's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Harry Miller 401 Detwiller Lane Bellevue, WA 98004	902,100 (Restricted securities as defined in the Securities Act of 1933)	85.70%
All Directors and Officers (2)	902,100 (Restricted securities as defined in the Securities Act of 1933)	85.70%

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

  Item 12. Certain Relationships and Related Transactions

  Related Party Transactions

  As of December 31, 2002, Harry Miller our President has loaned us a total of $ 3,980. This loan is unsecured, is due on demand and does not bear interest. There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

  Indebtedness of Management

  Not Applicable

  PART IV

  Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  Exhibits

  Exhibit
  Number          Exhibit Title

  3.1                Articles of Incorporation as Amended (incorporated by reference from our Form SB-1 Registration Statement, filed July 10, 2000)
  3.2                Articles of Amendment (incorporated by reference from our Form SB-1, filed July 10, 2000)
  3.3                Bylaws (incorporated by reference from our Form SB-1 Registration Statement, filed July 10, 2000)
  14.                Code of Ethics
  99.a              Section 302 Certificate of CEO
  99.b              Section 302 Certificate of CFO
  99.c              Section 906 Certificate of CEO and CFO

  Reports of Form 8-K

  None.

  Item 14. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this annual report on Form 10-KSB. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

  Changes in Internal Controls

  There were no significant changes in the our internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

  FINANCIAL STATEMENTS

  MEDINA COFFEE, INC.
  (A DEVELOPMENT STAGE COMPANY)

  FINANCIAL STATEMENTS

  DECEMBER 31, 2002 AND 2001

  MEDINA COFFEE, INC.

  TABLE OF CONTENTS                               PAGE #

  Independent Auditor's Report                                1

  Financial Statements

         Balance Sheet                                                 2

         Statement of Operations                                  3

          Statement of Stockholders' Equity                  4

          Statement of Cash Flows                               5

  Notes of Financial Statements                              6 - 8

  GEORGE STEWART, CPA
  2301 SOUTH JACKSON STREET, SUITE 101-G
  SEATTLE, WASHINGTON 98144
  (206) 328-8554 FAX(206) 328-0383

  INDEPENDENT AUDITORS REPORT

  To the Board of Directors

  Medina Coffee, Inc.

  Bellevue, Washington

  I have audited the accompanying balance sheets of Medina Coffee, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002 and 2001 and October 4, 1999, (inception), to December31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medina Coffee, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and October 4, 1999, (inception), to December 31, 2002 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has had operating losses since inception. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  March 26, 2003

MEDINA COFFEE, INC.
(FORMERLY MEDINA COPY, INC.
(A Development Stage Company)

Balance Sheet

Assets	December	December
	31, 2002	31, 2001
Current Assets
Cash	$ 4,119	$ 20

Total Current Assets	4,119	20

Property & Equipment	3,420	0

TOTAL ASSETS	$ 7,539	$ 20

Liabilities and Stockholders' Equity

Current Liabilities
Officers Advances (Note #6)	$ 3,980	$ 3,780
Officers Notes Payable (Note #7)	0	0
Accounts Payable	592	2,000

Total Current Liabilities	4,572	5,780

Stockholder's Equity
Common stock, $.001 par value, authorized
100,000,000 shares; 1,052,600 shares issued
and outstanding at December 31, 2002 and
902,100 at December 31, 2001	1,050	900
Additional paid in capital	16,000	1,100
Deficit accumulated during the development
stage	(14,083)	(7,760)

Total Stockholder's Equity (Deficit)	2,967	(5,760)

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY (DEFICIT)	$ 7,539	$ 20

See notes to financial statements

MEDINA COFFEE, INC.
(FORMERLY MEDINA COPY, INC.
(A Development Stage Company)

Statement of Operations
			Oct. 4, 1999
	Year Ended	Year Ended	(inception)
	Dec 31,	Dec 31,	to Dec 31,
	2002	2001	2002

Revenue	$ 4,720	$ -	$ 4,720

Cost of Goods Sold	$ 3,754	$ -	$ 3,754

Gross Profit	$966	$ -	$ 966

General and Administrative	7,289	3,275	15,049

Net Loss	$ (6,323)	$ (3,275)	$ (14,083)

Net Loss per share
Basic and diluted	($0.0061)	(0.0036)	(0.0150)

Weighted average number of
common shares outstanding	1,033,267	900,174	941,126

See notes to financial statements

MEDINA COFFEE, INC.
(FORMERLY MEDINA COPY, INC.
(A Development Stage Company)

Statement of Stockholder's Equity
				Deficit accumulated

	Common Stock		Additional	during
			Paid-in	development
	Shares	Amount	capital	stage

October 4, 1999
Issue for cash	900,100	$ 900	$ 900	$ -

Net loss, October 4, 1999
(inception) to December 31, 1999				(1,000)

Balance December 31, 1999	900,100	900	900	(1,000)

Balance December 31, 1999	900,100	$ 900	$ 900	$ (1,000)

Net loss year ended
December 31, 2000				(3,485)

Balance December 31, 2000	900,100	$ 900	$900	$(4,485)

Balance December 31, 2000	900,100	$900	$900	$ (4,485)

Issue for Cash	2,000	0	200

Net loss year ended
December 31, 2001				(3,275)

Balance December 31, 2001	902,100	$ 900	$ 1,100	$ (7,760)

Balance December 31, 2001	902,100	$ 900	$ 1,100	$ (7,760)

Issue for Cash	150,500	150	14,900

Net loss year ended
December 31, 2002				(6,323)

Balance December 31, 2002	1,052,600	$ 1,050	$ 16,000	$ (14,083)

See notes to financial statements

MEDINA COFFEE, INC.
(FORMERLY MEDINA COPY, INC.
(A Development Stage Company)

Statement of Cash Flows
			Oct. 4, 1999
	Year Ended	Year Ended	(inception)
	Dec 31,	Dec 31,	to Dec 31,
	2002	2001	2002
Cash Flows from Operating Activities

Net (Loss)	$ (6,323)	$ (3,275)	$ (14,083)
Depreciation	380		380
Adjustments to reconcile net loss to cash
(used) in operating activities
Changes in assets and liabilities
Accounts Payable	(1,408)	0	592
Officers Notes Payable	0	0	0
Officers Advances Payable	200	2,980	3,980

Net Cash (used) in operating results	(7,151)	(295)	(9,131)

Cash flows from Financing Activities
Proceeds from issuance of common stock	15,050	0	17,050

Cash flows from Investing Activities
Purchase of Property	(3,800)	0	(3,800)

Net increase (decrease) in cash	4,099	(295)	4,119

Cash at Beginning of Period	20	315	0

Cash at End of Period	$ 4,119	$ 20	$ 4,119

See notes to financial statements

  MEDINA COFFEE, INC.
  (A DEVELOPMENT STAGE COMPANY)
  NOTES TO FINANCIAL STATEMENTS
  December 31, 2002 and 2001

  Note 1 - History and Organization of the Company

  The Company was organized October 4, 1999, under the laws of the State of Nevada as Medina Coffee, Inc. The company commenced operations December 1, 2002 and, in accordance with SFAS # 7, is considered a development stage company.

  On October 4, 1999, the Company issued 900,100 shares of its $0.001 par value common stock for cash of $ 1,800. On November 30, 2001, the Company issued 2,000 shares of its $0.001 par value common stock for cash of $200. On February 25, 2002, the Company issued 69,000 shares of its $0.001 par value common stock for cash of $6,900. On March 15, 2002, the Company issued 81,500 shares of its $0.001 par value common stock for cash of $8,150.

  The Company has purchased an espresso cart. The cart is presently located at the Bellevue Art Museum in Bellevue, Washington. The Company has entered into a one year cost and profit sharing arrangement with the Bellevue Art Museum. Under the arrangement Medina Coffee will manage operation of the Bellevue Art Museum Cafe.

  Note 2 - Accounting Policies and Procedures

  The company has not determined its accounting policies and procedures, except as follows:

  The company uses the accrual method of accounting.

  The Company's equipment is depreciated using primarily the straight-line method for financial reporting purposes and amounted to $ 380 during 2002 and $ 0 during 2001.

  Earnings per share is computed using the weighted average number of shares of common stock outstanding.

  The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

  In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principle.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Note 3 - Warrants and Options

  There are no warrants or options outstanding to issue any additional shares of common stock of the Company.

  Note 4 - Property and Equipment

  Property and Equipment consists of the following:

	2002	2001
Equipment	$3,800	$-0-
Accumulated Depreciation	$380	$-0-

	$3,420	$-0-

   Note 5 - Going Concern

  The company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses since inception. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through further equity financing's and seeking necessary bank loans.

  Note 6 - Related Party Transactions

  The Company neither owns nor leases any real or personal property. Office services are provided without charge by Harry Miller, the sole officer and director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

  Note 7 - Officers Advances

  While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due Mr. Miller were $ 3,980 and $ 3,780 on December 31, 2002 and December 31, 2001 respectively.

  Note 8 - Officers Notes Payable

  Mr. Harry Miller loaned the company, $ 1,000.00 on October 5, 1999, $ 510 on June 11, 2001, $ 2,000 on June 18, 2001, $140 on September 14, 2001 and $ 1,000 on September 17, 2001 to cover legal costs and filing fees associated with incorporating the company. The loan is evidenced by way of a promissory note, the note carries no interest and is payable in five years. The balances due Mr. Miller were $0 and $0 on December 31, 2002 and 2001 respectively.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  MEDINA COFFEE, INC.

  /s/ Harry Miller

  By: _____________________________
  Harry Miller, President
  Date: March 31, 2003

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ Harry Miller

  By: _____________________________
  Harry Miller, President and CEO/Director
  Date: March 27, 2003

  /s/ Harry Miller
  By: _____________________________
  Harry Miller, Chief Financial Officer
  Date: March 31, 2003