Form 10QSB
period 2003-03-31
MEDINA COFFEE INC
filed 2003-05-16
CIK 1117171

OMB APPROVAL

OMB Number: 3235-0416

Expires: December 31, 2005

    Estimated average burden
hours per response: 174.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]
    QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly three month period ended:
March 31, 2003

[ ]
    TRANSITION REPORT UNDER
SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________
to _________________

    Commission file number:
000-49712

    MEDINA COFFEE, INC.
    (Exact name of small business issuer as
specified in its charter)

     Nevada
    (State or other jurisdiction of incorporation or
organization)

     88-0442833
(IRS Employer Identification No.)

     P.O. Box 741, Bellevue, Washington, 98009
(Address of principal executive offices)

     (425) 453-0355
(Issuer's telephone number)

    N/A
    (Former name, former address and former fiscal year, if
changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,052,600 common shares issued and outstanding as of May 15, 2003

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No

PART 1 - FINANCIAL
INFORMATION

ITEM 1. FINANCIAL
STATEMENTS

The information in this report for the three months ended March 31, 2003 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Medina Coffee, Inc., ("Medina" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Medina's financial statements and the notes thereto contained in Medina's
Annual Report on Form 10-KSB for the year ended December 31, 2002

Interim results are not necessarily indicative of results for the full fiscal year.

MEDINA COFFEE, INC

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

MEDINA COFFEE, INC

      TABLE OF CONTENTS

PAGE #

      Financial Statements

      Balance Sheet

2

      Statement of Operations

3

      Statement of Stockholders' Equity

4

      Statement of Cash Flows

5

      Notes of Financial
Statements
6-7

MEDINA COFFEE, INC.

(A Development Stage Company)

(Unaudited) Balance Sheet

Assets

       March 31,
2003

       March 31,
2002

       December
31, 2002

December 31, 2001

Cash

$

932

$

13,300

$

4,119

$

20

           Total
Current Assets

932

13,300

4,119

20

Property & Equipment

3,420

0

3,420

0

TOTAL ASSETS

$

4,352

$

13,300

$

7,539

$

20

      Liabilities and
Stockholders' Equity

Current Liabilities

Officers Advances (Note #6)

$

4,070

$

3,980

$

3,980

$

3,780

      Officers Notes Payable (Note
#7)

0

0

0

0

Accounts Payable

$

2,186

$

2,000

592

2,000

Total Current Liabilities

6,256

5,980

4,572

5,780

      Stockholders' Equity: Common
      Stock, $.001 par value, authorized 100,000,000 shares; shares issued and outstanding 1,052,600 at 3/31/03; at 3/31/02; 902,100 at 12/31/02 and
      902,100 at 12/31/01

Additional paid in capital

Deficit accumulated during the development stage

      1,050
       16,000

(18,964)

      1,050
       16,000

(9,730)

      1,050
       16,000

(14,083)

      900
       1,100

(7,760)

Total Stockholders' Equity (Deficit)

(1,914)

(7,320)

(2,967)

(5,760)

      TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)

$

4,352

$

13,300

      $

7,539

$

$ 20

See accompanying notes

MEDINA COFFEE, INC.

(A Development Stage Company)

(Unaudited) Statement of Operations

Three Months Ended March 31, 2003

Three Months Ended March 31, 2002

       Year Ended Dec 31,
2002

Year Ended Dec 31, 2001

Income

Revenue

$

9,456

$

-

$

4,720

$

-

Cost of Goods Sold

4,969

-

3,754

-

Gross Profit

4,487

-

966

-

Expenses

General and Administrative

9,368

(1,970)

(7,289)

(3,275)

           Total
Expenses

9,368

(1,970)

(7,289)

(3,275)

Net Loss

$

(4,881)

$

(1,970)

$

(6,323)

$

(3,275)

      Net Loss Per Share
Basic and Diluted

($0.0047)

($0.0020)

($0.0061)

($0.0036)

      Weighted average number of
common shares outstanding

1,052,600

977,350

1,033,267

902,100

See accompanying notes

MEDINA COFFEE, INC.

(A Development Stage Company)

(Unaudited) Statement of Stockholders' Equity

Common Stock

Additional Paid-In Capital

Deficit accumulated during development stage

Shares
Amount

Balance December 31, 2001

902,100

$

900

$

1,100

$

(7,760)

      Net loss three months ended
March 31, 2002

(1,970)

      Balance March 31, 2002,

1,052,600

1,050

16,000

(9,730)

Balance December 31, 2002

1,052,600

1,050

16,000

(14,083)

Issue for Cash

0

0

0

0

      Net loss three months ended
March 31, 2003

(4,881)

Balance March 31, 2003

1,052,600

1,050

16,000

(18,964)

      Net loss year
      ended
December 31, 2002

(6,323)

      Balance December
31, 2002

1,052,600

1,050

16,000

(14,083)

See accompanying notes

MEDINA COFFEE, INC.

(A Development Stage Company)

(Unaudited) Statement of Cash Flows

Three Months Ended March 31, 2003

Three Months Ended March 31, 2002

      Year Ended
Dec 31, 2002

Year Ended Dec 31, 2001

      Cash Flows from Operating
Activities

Net (Loss)

$

(4,881)

$

(1,970)

$

(6,323)

$

(3,275)

Depreciation

-

-

380

-

      Adjustments to reconcile net loss to cash
          (used) in operating
activities

(2,193)

-

-

-

      Changes in assets and liabilities

Accounts Payable

2,186

0

(1,408)

0

Officers Notes Payable

0

0

0

0

Officers Advances Payable

4,070

200

200

2,980

      Net Cash (used) in operating
results

(818)

(1,770)

(7,151)

(295)

      Cash Flows from Financing
      Activities
          Proceeds from issuance of
stock

15,050

15,050

15,050

0

      Cash Flows from Investing
      Activities
Purchase of Property.

0

0

0

0

      Net increase (decrease) in
cash

(14,232)

13,280

4,099

(295)

Cash at Beginning of Period

13,300

20

20

315

Cash at End of Period

$

932

$

13,300

4,119

20

See accompanying notes

MEDINA COFFEE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2003 and 2002

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

$

3,800

$

-0-

    Accumulated
Depreciation

$

380

$

-0-

$

3,420

$

-0-

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

ITEM
2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

Overview

Since Medina was formed on October 4, 1999, Medina has been involved in research and development of its espresso cart based business and it wasn't until the fourth quarter of 2002 it actually commenced operations. Medina took over the management of 510 cafe at the Bellevue Art Museum and set up its first espresso cart outside the Bellevue Art Museum. Given the foregoing, there were no revenues from operations until the fourth quarter of 2002. Without revenues to offset expenditures, Medina has reported a loss in each of quarter of existence and continues to report a loss due to its early stage in operations.

Plan of Operation

Medina has achieved items one and two, of its original Plan of Operation.
During the next nine months Medina expects to continue to focus on the following:

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

Given the delays experienced in establishing its first location, Medina has scaled back its expectations in opening up additional espresso carts in the
Bellevue, Medina and Seattle area over the next nine month period. Instead of five additional espresso cart locations Medina hopes to open at least two additional locations in the next nine month period.

Medina anticipates the following expenditures over the next three months as it designs, outfits and tests its first espresso cart:

Labour for three months(1)
$ 9,000

      Rent or lease expenses (twelve
months)(2)
$ 3,000

Miscellaneous
$ 1,500

               Total Cost:

$ 13,500

Notes:

(1) Labour costs are higher than originally anticipated as Medina anticipates it will need three employees to operate the espresso cart and
    510 Cafe. One employee will be full time and two will be part time.

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

Medina's plans over the next twelve months will require substantial capital investment. The monies currently on hand will not be sufficient to finance
Medina's operation over the next nine months. Management of Medina estimates it will need a minimum of $50,000 over the next nine months to implement its revised business strategy. Medina intends to pay for its expansion using cash generated from sales of operating espresso carts, capital stock, notes and/or assumption of indebtedness. There can be no assurance, however, that sales from operation will materialize or that Medina will be able to secure financing on terms satisfactory to Medina, if at all. Failure by Medina to obtain sufficient additional capital in the future will limit or eliminate Medina's ability to implement its business strategy. Future debt financings, if available, may result in increased interest and amortization expense, increased leverage, decreased income available to fund further acquisitions and expansion, and may limit Medina's ability to withstand competitive pressures and render
Medina more vulnerable to economic downturns. Future equity financings may dilute the equity interest of existing stockholders.

Results of Operations

Revenue.

Total revenue for the period ended March 31, 2003 was $ 9,456 compared to revenues of $0 for the period ended March 31, 2002. We had no operations in
2001. The majority of our revenues were derived from our espresso cart operations at the Bellevue Botanical Gardens Society's Festival of Lights over the Christmas holidays.

Expenses.

Our expenses are directly related to the costs of goods sold was $ 4,969 for the period year ended March 31, 2003 compared to $0 for the period ended March
31, 2002. Labour formed a large part of this expense. Our general and administrative costs for the period year ended March 31, 2003 was $ 9,368 compared to general and administrative costs of $1,970 for the period year ended
March 31, 2002. A large portion of these costs are related to professional and other costs associated with maintaining our status as a reporting issuer with the Securities and Exchange Commission.

Loss Per Period/General and Administrative Expenses

Medina's net loss for the three months ended March 31, 2003 was $ 4,881 or approximately $2,911 more than recorded for the same period in 2002. The majority of the costs and expenses Medina has incurred over the last three months have been related to the registered financing of Medina and the cost of compliance with SEC filing requirements as a 12g reporting company. The majority of these costs and expenses have been covered by the funds received from
Medina's registered offering.

Liquidity and Capital Resources

As of March 31, 2003, Medina had $932 in cash, and $6,256 in liabilities of which $3,980 is a promissory note to Mr. Miller. The note carries no interest and is payable in five years. Medina acquired its first coffee cart for a cost of $4,006. This is the sole asset of Medina. During the quarter ended March 31,
2002, Medina received $15,050 from the sales of its equity securities under a registered offering. Medina did not sell any further securities in the quarter ended March 31, 2003.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Medina's primary market risk exposure is that of interest rate risk on borrowings under our credit lines, which are subject to interest rates based on the banks' prime rate, and a change in the applicable interest rate that would affect the rate at which we could borrow funds or finance equipment purchases.

ITEM 4: CONTROLS AND
PROCEDURES

Evaluation of Disclosure Controls and Procedures.

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

Changes in internal controls.

There were no significant changes in Medina's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Medina's knowledge, no lawsuits were commenced against Medina during the quarter ended March 30, 2003, nor did Medina Commence any lawsuits during the same period.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

None.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

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

99.1
    Certificate of CEO/CFO as
Required by Rule 13a-14(a)/15d-14

99.2
    Certificate of CEO/CFO as
    Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b))
and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     MEDINA COFFEE, INC.

     Date: May 15,
2003

       /s/  Harry Miller
    By:_____________________________
Harry Miller, Chief Executive Officer, President, Secretary and Director