Form 10QSB
period 2003-06-30
MEDINA COFFEE INC
filed 2003-08-15
CIK 1117171

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: June 30, 2003

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

1,052,600 common shares issued and outstanding as of August 14, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the six months ended June 30, 2003 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Medina Coffee, Inc., ("Medina" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Medina's financial statements and the notes thereto contained in Medina's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Interim results are not necessarily indicative of results for the full fiscal year.

MEDINA COFFEE, INC

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

MEDINA COFFEE, INC

TABLE OF CONTENTS	PAGE #
Financial Statements
Balance Sheet	4
Statement of Operations	5
Statement of Stockholders' Equity	6
Statement of Cash Flows	7
Notes of Financial Statements	8-9

MEDINA COFFEE, INC.
(A Development Stage Company)

(Unaudited) Balance Sheet

Assets	June 30, 2003	June 30, 2002	December31, 2002	December 31, 2001

Cash	$991	$9,580	$4,119	$20

Total Current Assets	991	9,580	4,119	20
Property & Equipment	3,420	0	3,420	0

TOTAL ASSETS	$4,411	$9,580	$7,539	$20

Liabilities and Stockholders' Equity
Current Liabilities
Officers Advances (Note #6)	$8,145	$3,980	$3,980	$3,780
Officers Notes Payable (Note #7)	0	0	0	0
Accounts Payable	$2,091	$2,000	592	2,000

Total Current Liabilities	10,236	5,980	4,572	5,780

Stockholders' Equity: Common Stock, $.001 par value, authorized 100,000,000 shares; shares issued and outstanding 1,052,600 at 6/30/03; at 6/30/02; 902,100 at 12/31/02 and 902,100 at 12/31/01

Additional paid in capital

Deficit accumulated during the development stage

	1,050 16,000 (22,875)	1,050 16,000 (13,450)	1,050 16,000 (14,083)	900 1,100 (7,760)

Total Stockholders' Equity (Deficit)	(5,825)	(13,450)	(2,967)	(5,760)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,411	$9,580	$7,539	$20

See accompanying notes

MEDINA COFFEE, INC.
(A Development Stage Company)

(Unaudited) Statement of Operations

	Six months Ended June 30, 2003	Six months Ended June 30, 2002	Year Ended Dec 31, 2002	Year Ended Dec 31, 2001

Income
Revenue	$25,027	$-	$4,720	$-
Cost of Goods Sold	18,742	-	3,754	-

Gross Profit	6,555	-	966	-

Expenses
General and Administrative	10,436	(5,690)	(7,289)	(3,275)

Total Expenses	10,436	(5,690)	(7,289)	(3,275)
Net Loss	$(3,881)	$(5,690)	$(6,323)	$(3,275)

Net Loss Per Share Basic and Diluted	($0.0039)	($0.0056)	($0.0061)	($0.0036)

Weighted average number of common shares outstanding	1,013,933	1,013,937	900,267	900,267

See accompanying notes

MEDINA COFFEE, INC.
(A Development Stage Company)

(Unaudited) Statement of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Deficit accumulated during development s tage
	Shares	Amount

Balance December 31, 2001	902,100	$900	$1,100	$(7,760)
Net loss six months ended June 30, 2002				(5,970)
Balance June 30, 2002,	1,052,600	1,050	16,000	(13,450)

Balance December 31, 2002	1,052,600	1,050	16,000	(14,083)
Issue for Cash	0	0	0	0
Net loss six months ended June 30, 2003				(8,762)
Balance June 30, 2003	1,052,600	1,050	16,000	(22,845)

Net loss year ended December 31, 2002				(6,323)
Balance December 31, 2002	1,052,600	1,050	16,000	(14,083)

See accompanying notes

MEDINA COFFEE, INC.
(A Development Stage Company)

(Unaudited) Statement of Cash Flows

	Six months Ended June 30, 2003	Six months Ended June 30, 2002	Year Ended Dec 31, 2002	Year Ended Dec 31, 2001

Cash Flows from Operating Activities
Net (Loss)	$(8,762)	$(5,690)	$(6,323)	$(3,275)
Depreciation	-	-	380	-
Adjustments to reconcile net loss to cash (used) in operating activities	(3,060)	-	-	-
Changes in assets and liabilities Accounts Payable	2,117	0	(1,408)	0
Officers Notes Payable	0	0	0	0
Officers Advances Payable	4,575	200	2,002	2,980

Net Cash (used) in operating results	(1,984)	(5,490)	(7,151)	(295)

Cash Flows from Financing Activities Proceeds from issuance of stock	(15,050)	15,050	15,050	0
Cash Flows from Investing Activities Purchase of Property.	0	0	0	0

Net increase (decrease) in cash	(12,309)	9,560	4,099	(295)
Cash at Beginning of Period	13,300	20	20	315

Cash at End of Period	$991	$9,580	4,119	20

See accompanying notes

MEDINA COFFEE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003 and 2002

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

On October 6, 1999, the Company changed its name to Medina Coffee, Inc.

The Company has devoted substantially all of its present efforts to: (1) researching the espresso cart industry; (2) searching the Puget Sound Area for potential sites to place an espresso cart; (3) developing a business plan; and (4) preparing an SB-1 prospectus offering to allow the Company to raise capital and test the interest of investors in the espresso cart industry. The Company began operations with a cart in December of 2002. It assumed management of Cafe 510, Bellevue Art Museum in January of 2003.

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

Overview

Since Medina was formed on October 4, 1999, Medina has been involved in research and development of its espresso cart based business and it wasn't until December of 2002 it actually commenced operations. Medina took over the management of Cafe 510 at the Bellevue Art Museum and set up its first espresso cart outside the Bellevue Art Museum. Given the foregoing, there were no revenues from operations until the fourth quarter of 2002. Without revenues to offset expenditures, Medina has reported a loss in each of quarter of existence and continues to report a loss due to its early stage in operations.

Plan of Operation

Medina has achieved items one and two, of its original Plan of Operation. During the next six months Medina expects to continue to focus on the following:

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

Given the delays experienced in establishing its first location, Medina has scaled back its expectations in opening up additional espresso carts in the Bellevue, Medina and Seattle area over the next six month period. Instead of five additional espresso cart locations Medina hopes to open at least two additional locations in the next six month period.

Medina anticipates the following expenditures over the next six months as it designs, outfits and tests its first espresso cart:

Labour for six months(1)	$ 9,000
Rent or lease expenses (twelve months)(2)	$ 3,000
Miscellaneous	$ 1,500
Total Cost:	$ 13,500

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

Our operations at Cafe 510 are running loss of approximately $1,000 per month after off-set by the Bellevue Art Museum. The off-set provided by the Bellevue Art Museum ended in June 2003 and we expect we will run at a loss of approximately $2,000 per month if we are unable to further increase revenues or reduce our costs. We opened up our espresso cart in front of the Bellevue Art Museum in June 2003. Although we believe this will eventually attract more street and local pedestrian traffic to our location results have been limited due to construction an weather.

Medina's plans over the next six months will require substantial capital investment. The monies currently on hand will not be sufficient to finance Medina's operation over the next six months. Management of Medina estimates it will need a minimum of $50,000 over the next six months to implement its revised business strategy. Medina intends to pay for its expansion using cash generated from sales of operating espresso carts, capital stock, notes and/or assumption of indebtedness. There can be no assurance, however, that sales from operation will materialize or that Medina will be able to secure financing on terms satisfactory to Medina, if at all. Failure by Medina to obtain sufficient additional capital in the future will limit or eliminate Medina's ability to implement its business strategy. Future debt financings, if available, may result in increased interest and amortization expense, increased leverage, decreased income available to fund further acquisitions and expansion, and may limit Medina's ability to withstand competitive pressures and render Medina more vulnerable to economic downturns. Future equity financings may dilute the equity interest of existing stockholders.

Results of Operations

Revenue.

Total revenue for the period ended June 30, 2003 was $ 25,027 compared to revenues of $0 for the period ended June 30, 2002. We had no operations in 2001. The majority of our revenues were derived from our operations at Cafe 510 and our espresso cart operations at the Bellevue Art Museum.

Expenses.

Our expenses are directly related to the costs of goods sold was $ 18,472 for the period year ended June 30, 2003 compared to $0 for the period ended June 30, 2002. Labour formed a large part of this expense. Our general and administrative costs for the period ended June 30, 2003 was $ 10,436 compared to general and administrative costs of $ 5,690 for the period year ended June 30, 2002. A large portion of these costs are related to professional and other costs associated with maintaining our status as a reporting issuer with the Securities and Exchange Commission.

Loss Per Period/General and Administrative Expenses

Medina's net loss for the six months ended June 30, 2003 was $ 3,881 or approximately $ 1,709 less than recorded for the same period in 2002. The majority of the costs and expenses Medina has incurred over the last six months have been related to the cost of compliance with SEC filing requirements as a 12g reporting company. The majority of these costs and expenses have been covered by the funds received from Medina's registered offering.

Liquidity and Capital Resources

As of June 30, 2003, Medina had $ 991 in cash, and $ 10,236 in liabilities of which $ 8,145 is a promissory note to Mr. Miller. The note carries no interest and is payable in five years. Medina acquired its first coffee cart for a cost of $4,006. This is the sole asset of Medina. During the quarter ended June 30, 2002, Medina received $15,050 from the sales of its equity securities under a registered offering. Medina did not sell any further securities in the quarter ended June 30, 2003.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Medina's knowledge, no lawsuits were commenced against Medina during the quarter ended June 30, 2003, nor did Medina Commence any lawsuits during the same period.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

None.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits.

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form SB-1 Registration Statement, filed July 10, 2000)
3.2	Articles of Amendment (incorporated by reference from our Form SB-1 Registration Statement, filed July 10, 2000)
3.2	Bylaws (incorporated by reference from our Form SB-1 Registration Statement, filed July 10, 2000)
31	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
32	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b.  Reports of Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MEDINA COFFEE, INC.
Date: August 14, 2003	/s/ Harry Miller By:_____________________________ Harry Miller, Chief Executive Officer, President, Secretary and Director