Form 10QSB
period 2003-09-30
MEDINA COFFEE INC
filed 2003-11-12
CIK 1117171

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: September 30, 2003

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

1,052,600 common shares issued and outstanding as of November 10, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the NINE months ended Sept 30, 2003 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Medina Coffee, Inc., ("Medina" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Medina's financial statements and the notes thereto contained in Medina's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Interim results are not necessarily indicative of results for the full fiscal year.

MEDINA COFFEE, INC

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

MEDINA COFFEE, INC

TABLE OF CONTENTS	PAGE #
Financial Statements
Balance Sheet	4
Statement of Operations	5
Statement of Stockholders' Equity	6
Statement of Cash Flows	7
Notes of Financial Statements	8-9

MEDINA COFFEE, INC.
(A Development Stage Company)

(Unaudited) Balance Sheet

Assets	Sept. 30, 2003	Sept. 30, 2002	December31, 2002	December 31, 2001

Cash	$1,200	$4,482	$4,119	$20

Total Current Assets	1,200	4,482	4,119	20
Property & Equipment	3,420	4,006	3,420	0

TOTAL ASSETS	$4,620	$8,488	$7,539	$20

Liabilities and Stockholders' Equity
Current Liabilities
Officers Advances (Note #6)	$21,431	$3,980	$3,980	$3,780
Officers Notes Payable (Note #7)	0	0	0	0
Accounts Payable	$0	$2,000	592	2,000

Total Current Liabilities	21,431	5,980	4,572	5,780

Stockholders' Equity: Common Stock, $.001 par value, authorized 100,000,000 shares; shares issued and outstanding 1,052,600 at 6/30/03; at 6/30/02; 902,100 at 12/31/02 and 902,100 at 12/31/01

Additional paid in capital

Deficit accumulated during the development stage

	1,050 16,000 (33,861)	1,050 16,000 (14,542)	1,050 16,000 (14,083)	900 1,100 (7,760)

Total Stockholders' Equity (Deficit)	(16,811)	2508	(2,967)	(5,760)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4620	$8488	$7,539	$20

See accompanying notes

MEDINA COFFEE, INC.
(A Development Stage Company)

(Unaudited) Statement of Operations

	Nine months Ended Sept. 30, 2003	Nine months Ended Sept. 30, 2002	Year Ended Dec 31, 2002	Year Ended Dec 31, 2001

Income
Revenue	$33,354	$-	$4,720	$-
Cost of Goods Sold	23,226	-	3,754	-

Gross Profit	10,128	-	966	-

Expenses
General and Administrative	21,144	(6782)	(7,289)	(3,275)

Total Expenses	21,144	(6782)	(7,289)	(3,275)
Net Loss	$(11,016)	$(6782)	$(6,323)	$(3,275)

Net Loss Per Share Basic and Diluted	($0.01)	($0.0056)	($0.0061)	($0.0036)

Weighted average number of common shares outstanding	1,013,933	1,013,937	900,267	900,267

See accompanying notes

MEDINA COFFEE, INC.
(A Development Stage Company)

(Unaudited) Statement of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Deficit accumulated during development s tage
	Shares	Amount

Balance December 31, 2001	902,100	$900	$1,100	$(7,760)
Net loss NINE months ended Sept. 30, 2002				(6,782)
Balance Sept. 30, 2002,	1,052,600	1,050	16,000	(14,542)

Balance December 31, 2002	1,052,600	1,050	16,000	(14,083)
Issue for Cash	0	0	0	0
Net loss nine months ended Sept. 30, 2003				(8,762)
Balance Sept 30, 2003	1,052,600	1,050	16,000	(22,845)

Net loss year ended December 31, 2002				(6,323)
Balance December 31, 2002	1,052,600	1,050	16,000	(14,083)

See accompanying notes

MEDINA COFFEE, INC.
(A Development Stage Company)

(Unaudited) Statement of Cash Flows

	9 months Ended Sept. 30, 2003	9 months Ended Sept. 30, 2002	Year Ended Dec 31, 2002	Year Ended Dec 31, 2001

Cash Flows from Operating Activities
Net (Loss)	$(33,861)	$(6,782)	$(6,323)	$(3,275)
Depreciation	-	-	380	-
Adjustments to reconcile net loss to cash (used) in operating activities	299	-	-	-
Changes in assets and liabilities Accounts Payable	0	0	(1,408)	0
Officers Notes Payable	0	0	0	0
Officers Advances Payable	21,431	200	2,002	2,980

Net Cash (used) in operating results	(12,130)	(6,582)	(7,151)	(295)

Cash Flows from Financing Activities Proceeds from issuance of stock	(15,050)	15,050	15,050	0
Cash Flows from Investing Activities Purchase of Property.	0	0	0	0

Net increase (decrease) in cash	(2919)	8468	4,099	(295)
Cash at Beginning of Period	4119	20	20	315

Cash at End of Period	$1,200	$8488	4,119	20

See accompanying notes

MEDINA COFFEE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Sept 30, 2003 and 2002

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

Overview

Since Medina was formed on October 4, 1999, Medina has been involved in research and development of its espresso cart based business and it wasn't until December of 2002 it actually commenced operations. Medina took over the management of Cafe 510 at the Bellevue Art Museum and set up its first espresso cart outside the Bellevue Art Museum. Given the foregoing, there were no revenues from operations until the fourth quarter of 2002.  Medina has reported a loss in each of quarter of existence and continues to report a loss due to its early stage in operations. Furthermore, due to a lack of funds, the Bellevue Art Museum abruptly closed in September. This resulted in the closure of  Cafe 510; operations are expected to resume in early of 2004.  Other locations are currently being investigated.

Plan of Operation

Medina has achieved items one and two, of its original Plan of Operation. During the next three months, Medina expects to continue to focus on the following:

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

Given the delays experienced in establishing its first location, Medina has scaled back its expectations in opening up additional espresso carts in the Bellevue, Medina and Seattle area over the next three month period. Instead of five additional espresso cart locations Medina hopes to open at least two additional locations in the next three month period.

Medina anticipates the following expenditures over the next three months as it continues to test its first espresso cart:

Labour for three months(1)	$ 2,000
Rent or lease expenses (twelve months)(2)	$ 3,000
Miscellaneous	$ 1,500
Total Cost:	$ 3,500

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

Our operations at Cafe 510 are running loss of approximately $2,000 per month. The off-set provided by the Bellevue Art Museum ended in June 2003 and we ran at a loss of approximately $2,000 per month  to September 30, 2003. We opened up our espresso cart in front of the Bellevue Art Museum in June 2003. Although we believe this will eventually attract more street and local pedestrian traffic to our location results have been limited due to construction next door.  Cafe 510 is currently closed as the Bellevue Art Museum facility is on a temporary hiatus.

Medina's plans over the next three months will require substantial capital investment.  The monies currently on hand will not be sufficient to finance Medina's operation over the next three months. Medina is currently evaluating two new locations to place an espresso cart.  Management of Medina estimates it will need a minimum of $50,000 over the next three months to implement its revised business strategy. Medina intends to pay for its expansion using cash generated from sales of operating espresso carts, capital stock, notes and/or assumption of indebtedness. There can be no assurance, however, that sales from operation will materialize or that Medina will be able to secure financing on terms satisfactory to Medina, if at all. Failure by Medina to obtain sufficient additional capital in the future will limit or eliminate Medina's ability to implement its business strategy. Future debt financings, if available, may result in increased interest and amortization expense, increased leverage, decreased income available to fund further acquisitions and expansion, and may limit Medina's ability to withstand competitive pressures and render Medina more vulnerable to economic downturns. Future equity financings may dilute the equity interest of existing stockholders.

Results of Operations

Revenue.

Total revenue for the period ended September 30, 2003 was $ 33,354 compared to revenues of $0 for the period ended September 30, 2002. We had no operations in 2001. The majority of our revenues were derived from our operations at Cafe 510 and our espresso cart operations at the Bellevue Art Museum.

Expenses.

Our expenses are directly related to the costs of goods sold was $ 23,226 for the period year ended Sept 30, 2003 compared to $0 for the period ended Sept 30, 2002. Labor formed a large part of this expense. Our general and administrative costs for the period ended Sept 30, 2003 was $ 21,144 compared to general and administrative costs of $ 6,782 for the period year ended Sept 30, 2002. A large portion of these costs are related to professional and other costs associated with maintaining our status as a reporting issuer with the Securities and Exchange Commission.

Loss Per Period/General and Administrative Expenses

Medina's net loss for the NINE months ended Sept 30, 2003 was $ 11,016 or approximately $ 4,234 more than recorded for the same period in 2002. The majority of the costs and expenses Medina has incurred over the last nine months have been related to the cost of compliance with SEC filing requirements as a 12g reporting company. The majority of these costs and expenses have been covered by the funds received from Medina's registered offering.

Liquidity and Capital Resources

As of Sept 30, 2003, Medina had $ 645 in cash, and $ 21,431 in liabilities of which $ 21,431 is a promissory note to Mr. Miller. The note carries no interest and is payable in five years. Medina acquired its first coffee cart for a cost of $4,006. This is the sole asset of Medina. During the quarter ended Sept 30, 2002, Medina received $15,050 from the sales of its equity securities under a registered offering. Medina did not sell any further securities in the quarter ended Sept 30, 2003.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Medina's knowledge, no lawsuits were commenced against Medina during the quarter ended September 30, 2003, nor did Medina Commence any lawsuits during the same period.

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
MEDINA COFFEE, INC.
Date: November 10, 2003	/s/ Harry Miller By:_____________________________ Harry Miller, Chief Executive Officer, President, Secretary and Director