Form 10KSB
period 2003-12-31
MEDINA COFFEE INC
filed 2004-04-14
CIK 1117171

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

: ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2003

9 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from______to_______

  Commission File Number: 000-49712

MEDINA COFFEE, INC. (Name of small business issuer in its charter)
Nevada (State of other jurisdiction of incorporation or organization)	88-0442833 (I.R.S. Employer I.D. No.)
P.O. Box 741, Bellevue, Washington, 98009 (Address of principal executive offices) (Zip Code)
425-453-0355 (Issuer's telephone number)

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

(1) Average of the best bid and asked prices on December 27, 2003 the last day our stock traded. Our stock has not traded since December 27, 2002. [NTD: Need information here]

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

Yes 9 No 9

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

On March 31, 2004, there were 1,052,600 shares of common stock outstanding.

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

PART I

Item 1. Description of Business

Business Formation and Development

Medina Coffee, Inc. was originally incorporated in the State of Nevada on October 4, 1999 under the name Medina Copy, Inc. Medina immediately changed its name to Medina Coffee, Inc. ("Medina") on October 6, 1999. Prior to October 1999, Medina has never conducted business. The principal address of Medina is P.O. Box 741, Bellevue, Washington 98009.

Our Business

Medina is a development-stage company which was founded for the purpose of building a retail specialty coffee business that sells specialty coffee and espresso coffee drinks through company-owned and operated espresso carts. Our objective is to establish ourselves as one of the leading local operators of specialty coffee carts in the Puget Sound Area, a market that Management believes is not fully exploited at the current time. We currently own one espresso cart and formerly managed Cafe 510 at the Bellevue Art Museum. However, due to a lack of funds by the Bellevue Art Museum, the espresso cart and the Cafe 510 have not been operations since September 2003. We are uncertain at this time when or if operations will resume at the Bellevue Art Museum.

Specialty coffee beverages include premium whole bean coffees and espresso based beverages (latte, espresso, cafe mocha, and cappuccino) or frozen and ice-blended coffee beverages. Specialty coffees are made from superior beans roasted to specifications that produce coffee with more flavor and consumer appeal.

We intend to will offer only the highest-quality espresso coffee based beverages as quickly as possible, realizing the demand for espresso coffee drinks to people on the go. Currently we serve all types of espresso coffee drinks, including cappuccino, lattes, iced coffee drinks and various types of premium blended and ground coffee beverages.

We intend to sell our espresso coffee drinks through our company-owned and operated espresso cart(s).

The size of our espresso cart(s), approximately four feet long, three feet deep and four feet high, enable the espresso cart(s) to be located in non-traditional, key intercept market locations. The low cost and ease of relocation of these espresso cart(s), enables a short lead time from setup to delivery of espresso coffee drinks to the customer.

Standard equipment in an espresso cart includes a two-group espresso machine, two espresso grinders, a coffee brewer, blender, and cash register, and display rack for baked goods and other non-coffee items. The basic espresso cart will be finished in an upscale design.

Espresso carts located within or outside downtown buildings will likely be open from 8 a.m. to 6 p.m. five days per week. Other espresso carts, those located in shopping centers or transportation terminals, for example, will likely be open to 9 p.m. or later, seven day per week. The typical staff per espresso cart will consist of one full-time employee and two part-time employees. Each employee will be trained to be knowledgeable about espresso coffee drinks and gourmet coffee. Espresso cart operations will be service driven, with emphasis on personalized service while providing a quality product to the customer.

The espresso cart design is upscale, emphasizing Medina Coffee, Inc. branding and style. The espresso cart design reflects our principle position; that of a local coffee company, representing the feel and the attitude of the Puget Sound and the Pacific West Coast. The espresso carts are intended to be billboards themselves as Medina opens new locations. Point of sale signage, custom bags, boxes, cups, gift sets, products and literature with Medina's distinctive name and logo are intended to increase name awareness and to portray Medina's image in terms of color, layout, typeface, wording, graphics and display.

Sales and Marketing

Our sales and marketing operates on two levels. First, to attract more foot traffic and sales to our any location our cart may be located. Second, working towards trying to identify the highest-visibility and foot traffic locations to operate more locations. The small size of the espresso carts and their free-standing nature enable the espresso carts to be installed in non-traditional locations. In many cases, the locations sought by Medina are atriums and lobbies, anchored by vacant nooks, crannies, or corners. As a result, the locations are not presently occupied, nor do retailers regard them as location opportunities in general.

Medina's initial focus has been on key market intercept locations within the retail malls that anchor the commercial high-rises in the business core of Medina Bellevue, and Seattle. Medina has estimated the cost of acquiring a good location will be approximately $3,000 per espresso cart per year or a monthly royalty at 5% of the espresso carts' sales. Expanding revenue in a non-traditional location, where revenue is not currently being generated, will create a "win-win" solution for both parties.

Competition

The coffee market is highly competitive in that there are a number coffee houses, kiosks and carts throughout the Puget Sound all of which will compete with our business. Such names as Starbucks Coffee, SBC, Peet's Coffee and Tea and Tully's are household names in Seattle and surrounding area and command a great following. In addition, every restaurant serves coffee; as do theaters, sports facilities, hotels and nearly all professional offices.

To compete against such well known names as Starbucks Coffee and SBC will be difficult for us, since these companies have a strong following of coffee drinkers and can offer, in the majority of cases, a place for their customers to sit while enjoying their coffee. In addition, they offer a wide variety of coffee drinks to satisfy every coffee taste. We will be limited in the number of different coffee drinks we can offer.

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

Sarbanes-Oxley Act of 2002. In August 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 into law, and several new rules and regulations were announced thereafter. Among other things, the Sarbanes-Oxley Act of 2002 imposes new corporate governance, reporting, and disclosure requirements, introduces stricter independence and financial expertise standards for audit committees and imposes stiff penalties for securities fraud. In addition, the United States Securities and Exchange Commission and all domestic securities markets are considering proposals on related corporate governance topics. The Sarbanes-Oxley Act of 2002 and the related rules and regulations will likely increase the scope, complexity and costs of our corporate governance, reporting and disclosure practices, and may increase the risk of personal liability for our board members, chief executive officer, and chief financial officer. Consequently, it may become more difficult to attract and/or retain such individuals; resulting in a decrease in the number and/or quality of board members, which may materially and adversely affect our business, operating results, financial conditions and our ability to meet listing the criteria of an exchange other than the OTC Bulletin Board or PinkSheets.

Employees

Currently Medina has one employee. Mr. Harry Miller provides his services free of charge. We terminated our other two employees, one full time and one part-time Barista, when the Bellevue Art Museum closed in September of 2003. We will recruit employees as Medina grows and develops.

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

Item 2. Description of Property

Medina neither owns nor leases any real property. At present, offices are provided at no cost to Medina by Mr. Miller, the President and Chief Executive Officer of Medina in Bellevue, Washington. This arrangement is expected to continue until such time as Medina becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given. Medina has no agreements with respect to the maintenance or future acquisition of office or coffee outlet facilities.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Medina's security holders during the fiscal calendar year covered by this report through solicitation of proxies or otherwise.

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

Quarter Ended	High	Low
December 31, 2003	No Trades	No Trades
September 30, 2003	$ 1.50	$1.00
June 30, 2003	No Trades	No Trades
March 31, 2003	No Trades	No Trades
December 31, 2002	$0.55	$0.08
September 30, 2002	No Trades	No Trades
June 30, 2002	No Trades	No Trades
March 31, 2002(2)	N/A	N/A

As of April 13, 2004, the current bid ask of Medina is $0.50/$1.35. Our stock is thinly traded and the above trading prices do not accurately represent the trading market of Medina.

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

Sales of "Unregistered" and "Restricted" Securities over the past Three Years

The Common Stock issued over the past three fiscal year periods that was not covered by a registration statement is as follows:

   900,100 shares in the common stock of Medina at a purchase price of $ 0.001 per share on October 5, 1999 to Mr. Miller the founder of Medina,

  2,000 shares in the common stock of Medina at a purchase price of $ 0.10 per share on November 30, 2001 to Mr. Miller the founder of Medina.

  Item 6. Management's Discussion and Analysis

  The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

  Overview

  Since Medina was formed on October 4, 1999, Medina has been involved in research and development of an espresso cart based business. Medina obtained and delivered its first espresso cart to the Bellevue Art Museum on July 30, 2002. This cart subsequently remained in storage awaiting the signing of a written agreement between the parties. During this time Medina obtained all permits necessary to operate the espresso cart at the Bellevue Art Museum. In January 2003, Medina signed a formal agreement with the Bellevue Art Museum and under the terms of this agreement Medina set up an espresso cart outside the Bellevue Art Museum and took over the management of the 510 Cafe located inside the Bellevue Art Museum.

  In November and December 2002, we operated our espresso cart at the Bellevue Botanical Garden's light festival. Our espresso cart complimented the show of lights and well received by the viewing public. Although the Botanical Gardens requested we return in 2003 we declined their offer as another coffee supplier would also be on the premises at the same time.

  Plan of Operation for the Next Twelve Months.

  Medina is currently re-evaluating its business plans. Mr. Miller has talked to three separate groups involved in the espresso coffee industry about possibly working out a joint venture business arrangement. Although Mr. Miller spent a considerable amount of time in discussing these

  Results of Operations

  Revenue. Medina received $40,914 in revenue during the fiscal year ended of December 31, 2003 as compared to revenue of $4,720 during the fiscal year ended of December 31, 2002. Revenues for the fiscal period of 2002 were from our espresso cart operations at the Botanical Garden's light festival. Revenues received for the fiscal period of 2003 were generated from our operations at the Bellevue Art Museum which were subsequently closed in September 2003 as the museum decided to close its facilities as part of a cost savings measure. We have not been successful in locating a new location for our cart since this time.

  Expenses. Our operation expenses were much higher than what we expected at the Bellevue Art Museum. Our operations at Cafe 510 ran at a loss of approximately $2,000 per month after an off-set by the Bellevue Art Museum for the first six months and a loss of approximately $4,000 per month once the off-set expired. Our operational expenses for the fiscal year ended December 31, 2003 was $83,073 leaving us with a net loss of $42,159. In the fiscal year ended December 31, 2002, our operational expenses were $11,043, leaving us with a deficit of $6,323. The main expenses were employee salaries and benefits. Mr. Miller has advanced Medina $42,340 to cover these expenses

  Liquidity and Capital Resources

  As of December 31, 2003, we had approximately $108 in cash on hand and property and equipment (our first espresso cart) worth approximately $3,040. In comparison, as of December 31, 2002 we had cash on hand of approximately $4,119. Medina acquired its first coffee cart for a cost of $4,006 which has since depreciated. This is the sole asset of Medina.

  As of December 31, 2003, we had $42,340 in liabilities compared to $4,572 in liabilities as of December 31, 2002. The entire amount of $42,340 of these liabilities are owed to Mr. Miller for advances he has made to the company. These advances are unsecured.

  Additional Capital Requirements

  Medina will need to raise additional capital if it is to continue as a going concern. Our inability to raise additional capital in the future will limit or eliminate our ability to implement any business strategy whatsoever. Future debt financings, if available, may result in increased interest and amortization expense, increased leverage, decreased income available to fund further acquisitions and expansion and may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. Future equity financings may dilute the equity interest of our existing stockholders. Currently, Medina is dependent on Mr. Miller to continue to financially support the company.

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

  Historically, Medina has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards did not affect our consolidated financial statements.

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

  PART III

  Item 9. Directors and Executive Officers of the Registrant

  Identification of Directors and Executive Officers

  The following table sets forth the names of all current directors and executive officers of Medina and any prior resignations or terminations. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed.

Name	Age	Position Within the Company	Date Position First Held
Harry Miller	69	President, Chief Executive Officer, Secretary, Treasurer & Director	October 4, 1999

  The following describes the principal occupation of the sole officer and director of Medina for the previous five years:

  Harry Miller, is the President, Chief Executive Officer, Secretary and Treasurer of Medina. Mr. Miller brings years of experience in starting new enterprises; having spent the last thirty years in forming many companies and providing consulting services to a variety of businesses. Many of these companies were in the medical products and health care industries. Currently he is associated with Eastside Mortgage, LLC. of Bellevue, Washington where he maintains a real estate license and analyzes funding proposals, primarily construction loans for his investment portfolio and that of the principal of the firm. In 1991, Mr. Miller established Solar Health Care of Florida investing in the Medicaid HMO industry. As CEO of Solar Health Care, Mr. Miller developed its business plan that included leasing office space, preparing and filing the complex application to the state, hiring staff and negotiating the purchase of an existing HMO. During the subsequent five year period, Mr. Miller entered into a contractual arrangement to provide medical care to over 8,000 patients. At the end of his tenure, intense competitive pressures caused the company to be wound up. Mr. Miller is concurrently the President, Chief Executive Officer, Secretary and Treasurer of Black Gardenia Corp., Coronation Acquisition Corp. which are two blank check reporting companies; and DentalServ.Com, a private development stage company focused on providing management software to dental offices.

  Significant Employees

  We have no employees who are not executive officers but are expected to make a significant contribution to our business. Currently Medina has one employee, Mr. Harry Miller, who provides his services free of charge. We expect to recruit new employees as Medina grows and develops.

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
    was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; and
    Was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

  Audit Committee Financial Expert

  We do not have an audit committee financial expert serving on the Board of Directors or an audit committee. We do not believe that the addition of such an expert would add anything meaningful to our company at this time. It is also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at this stage of our development. In order to entice such a director to join our Board of Directors, we would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things we are unable to afford at this time.

  Under the applicable SEC standards, an audit committee financial expert means a person who has the following attributes:

    understanding of generally accepted accounting principles and financial statements;
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
    understanding of internal controls and procedures for financial reporting; and
    understanding of audit committee functions.

  The SEC has only recently introduced the requirement to disclose whether a company has an independent financial expert on its audit committee. This requirement was one of the rule changes implemented as a result the Sarbanes Oxley Act introduced in August 2002. We are currently looking at the changes we are required to implement under the Sarbanes Oxley Act including matters concerning our audit committee.

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

  Code of Ethics

  We have adopted a Code of Ethics which has been filed with this Form 10-KSB. Our Code of Ethics applies to our sole director and officer and has been signed by him. The public may obtain a copy of our Code of Ethics on written request without charge at Medina Coffee Inc. P.O. Box 741, Bellevue, Washington, 98009.

  Item 10. Executive Compensation

  Summary of Compensation of Executive Officers

  The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Harry Miller President, CEO and Director	2003 2002 2001	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

  Stock Options/SAR Grants

  No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2003 to our named executive officers or any other parties.

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

  Compensation of Directors

  No cash compensation was paid to our sole director for this director's services as a director during the fiscal year ended December 31, 2003. We have no standard arrangement pursuant to which our directors are to be compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

  Employment Contracts and Termination of Employment or Change of Control

  There are no compensatory plans or arrangements, including payments to be received from Medina, with respect to anyone which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with Medina or its subsidiaries, or any change in control of Medina, or a change in the person's responsibilities following a changing in control of Medina; whether the value of such compensation exceeds $100,000 per executive officer.

  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  Equity Compensation Plan

  We do not have any securities authorized for issuance under any equity compensation plans.

  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth as of December 31, 2003, the name and address and the number of shares of Medina's Common Stock held of record or beneficially by each person who held of record, or was known by Medina to own beneficially, more than 5% of the issued and outstanding shares of Medina's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

  Item 12. Certain Relationships and Related Transactions

  Related Party Transactions

  As of December 31, 2003, Harry Miller our President has loaned us a total of $42,340. This loan is unsecured. There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

  Indebtedness of Management

  Not Applicable

  PART IV

  Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  Exhibits

  Exhibit

Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form SB-1 Registration Statement, dated July 10, 2000).
3.2	Articles of Amendment (incorporated by reference from our Form SB-1, filed July 10, 2000).
3.3	By-laws (incorporated by reference from our Form SB-1 Registration Statement, filed July 10, 2000).
14	Code of Ethics (incorporated by reference from our Form 10-KSB filed March 31, 2003)
23.1	Auditor's Consent
99.a	Section 302 Certificate of CEO.
99.b	Section 302 Certificate of CFO.
99.c	Section 906 Certificate of CEO and CFO.

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

  FINANCIAL STATEMENTS

  MEDINA COFFEE, INC.
  (A DEVELOPMENT STAGE COMPANY)

  FINANCIAL STATEMENTS

  DECEMBER 31, 2003 AND 2002

  MEDINA COFFEE, INC.

TABLE OF CONTENTS	PAGE #
Independent Auditor's Report	F-1
Financial Statements
Balance Sheet	F-2
Statement of Operations	F-3
Statement of Stockholders' Equity	F-4
Statement of Cash Flows	F-5
Notes of Financial Statements	F-6-8

  GEORGE STEWART, CPA
  2301 SOUTH JACKSON STREET, SUITE 101-G
  SEATTLE, WASHINGTON 98144
  (206) 328-8554 FAX(206) 328-0383

  INDEPENDENT AUDITORS REPORT

  To the Board of Directors

  Medina Coffee, Inc.

  Bellevue, Washington

  I have audited the accompanying balance sheets of Medina Coffee, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003 and 2002 and October 4, 1999, (inception), to December31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medina Coffee, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and October 4, 1999, (inception), to December 31, 2003 in conformity with generally accepted accounting principles.

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

  /s/ George Stewart

  April 11, 2004

MEDINA COFFEE, INC.
(A Development Stage Company)

Balance Sheet

Assets	December	December
	31, 2003	31, 2002
Current Assets
Cash	$ 108	$ 4,119

Total Current Assets	108	4,119

Property & Equipment	3,040	3,420

TOTAL ASSETS	$ 3,148	$ 7,539

Liabilities and Stockholders' Equity

Current Liabilities
Officers Advances (Note #6)	$ 42,340	$ 3,980
Officers Notes Payable (Note #7)	0	0
Accounts Payable	0	592

Total Current Liabilities	42,340	4,572

Stockholder's Equity
Common stock, $.001 par value, authorized
100,000,000 shares; 1,052,600 shares issued
and outstanding at December 31, 2003 and
902,100 at December 31, 2002 respectively	1,050	1,050
Additional paid in capital	16,000	16,000
Deficit accumulated during the development
stage	(56,242)	(14,083)

Total Stockholder's Equity (Deficit)	39,192	(2,967)

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY (DEFICIT)	$ 3,148	$ 7,539

See notes to financial statements

MEDINA COFFEE, INC.
(A Development Stage Company)

Statement of Operations
			Oct. 4, 1999
	Year Ended	Year Ended	(inception)
	Dec 31,	Dec 31,	to Dec 31,
	2003	2002	2003

Revenue	$ 40,914	$ 4,720	$ 45,634

Cost of Goods Sold	$ 21,599	$ 3,754	$ 25,353

Gross Profit	19,315	966	20,281

General and Administrative	61,474	7,289	76,523

Net Loss	$ (42,159)	$ (6,323)	$ (56,242)

Net Loss per share
Basic and diluted	($0.0401)	(0.0061)	(0.0598)

Weighted average number of
common shares outstanding	1,052,600	1,033,267	941,126

See notes to financial statements

MEDINA COFFEE, INC.
(A Development Stage Company)

Statement of Stockholder's Equity
				Deficit accumulated

	Common Stock		Additional	during
			Paid-in	development
	Shares	Amount	capital	stage

October 4, 1999
Issue for cash	900,100	$ 900	$ 900	$ -

Net loss, October 4, 1999
(inception) to December 31, 1999				(1,000)

Balance December 31, 1999	900,100	900	900	(1,000)

Balance December 31, 1999	900,100	$ 900	$ 900	$ (1,000)

Net loss year ended
December 31, 2000				(3,485)

Balance December 31, 2000	900,100	$ 900	$900	$(4,485)

Balance December 31, 2000	900,100	$900	$900	$ (4,485)

Issue for Cash	2,000	0	200

Net loss year ended
December 31, 2001				(3,275)

Balance December 31, 2001	902,100	$ 900	$ 1,100	$ (7,760)

Balance December 31, 2001	902,100	$ 900	$ 1,100	$ (7,760)

Issue for Cash	150,500	150	14,900

Net loss year ended
December 31, 2002				(6,323)

Balance December 31, 2002	1,052,600	$ 1,050	$ 16,000	$ (14,083)

Balance December 31, 2002	1,052,600	$ 1,050	$ 16,000	$ (14,083)

Net loss year ended
December 31, 2003				(42,159)

Balance December 31, 2003	1,052,600	$ 1,050	$ 16,000	$ (56,242)

See notes to financial statements

MEDINA COFFEE, INC.
(A Development Stage Company)

Statement of Cash Flows
			Oct. 4, 1999
	Year Ended	Year Ended	(inception)
	Dec 31,	Dec 31,	to Dec 31,
	2003	2002	2003
Cash Flows from Operating Activities

Net (Loss)	$ (42,159)	$ (6,323)	$ (56,242)
Depreciation	380	380	760
Adjustments to reconcile net loss to cash
(used) in operating activities
Changes in assets and liabilities
Accounts Payable	(592)	(1,408)	0
Officers Notes Payable	0	0	0
Officers Advances Payable	38,360	200	42,340

Net Cash (used) in operating results	(4,011)	(7,151)	(13,142)

Cash flows from Financing Activities
Proceeds from issuance of common stock	0	15,050	17,050

Cash flows from Investing Activities
Purchase of Property	0	(3,800)	(3,800)

Net increase (decrease) in cash	(4,011)	4,099	108

Cash at Beginning of Period	4,119	20	0

Cash at End of Period	$ 108	$ 4,119	$ 108

See notes to financial statements

  MEDINA COFFEE, INC.
  (A DEVELOPMENT STAGE COMPANY)
  NOTES TO FINANCIAL STATEMENTS
  December 31, 2003 and 2002

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

  The Company has purchased an espresso cart. The cart is presently located at the Bellevue Art Museum in Bellevue, Washington. The Company has entered into a one year cost and profit sharing arrangement with the Bellevue Art Museum. Under the arrangement Medina Coffee will manage operation of the Bellevue Art Museum Cafe. The Bellevue Art Musem has suspended operations.  The Bellevue Art Museum Cafe was closed at October 31, 2003.

  Note 2 - Accounting Policies and Procedures

  The company has not determined its accounting policies and procedures, except as follows:

  The company uses the accrual method of accounting.

  The Company's equipment is depreciated using primarily the straight-line method for financial reporting purposes and amounted to $ 380 during 2003 and $ 380 during 2002.

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

  Note 3 - Warrants and Options

  There are no warrants or options outstanding to issue any additional shares of common stock of the Company.

  Note 4 - Property and Equipment

  Property and Equipment consists of the following:
	2003	2002
Equipment	$3,800	$3,800
Accumulated Depreciation	$760	$380

	$3,040	$3,420

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

  Note 7 - Officers Advances

  While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due Mr. Miller were $ 42,340 and $ 3,980 on December 31, 2003 and December 31, 2002 respectively.

  Note 8 - Officers Notes Payable

  Mr. Harry Miller loaned the company, $ 1,000.00 on October 5, 1999, $ 510 on June 11, 2001, $ 2,000 on June 18, 2001, $140 on September 14, 2001 and $ 1,000 on September 17, 2001 to cover legal costs and filing fees associated with incorporating the company. The loan is evidenced by way of a promissory note, the note carries no interest and is payable in five years. The balances due Mr. Miller were $0 and $0 on December 31, 2003 and 2002 respectively.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  MEDINA COFFEE, INC.

  /s/ Harry Miller

  By: _____________________________
  Harry Miller, President
  Date: April 14, 2004

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ Harry Miller

  By: _____________________________
  Harry Miller, President and CEO/Director
  Date: April 14, 2004

  /s/ Harry Miller
  By: _____________________________
  Harry Miller, Chief Financial Officer
  Date: April 14, 2004