Form 10QSB
period 2004-03-31
MEDINA COFFEE INC
filed 2004-05-14
CIK 1117171

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly three month period ended: March 31, 2004

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

1,052,600 common shares issued and outstanding as of May 15, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the three months ended March 31, 2004 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Medina Coffee, Inc., ("Medina" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Medina's financial statements and the notes thereto contained in Medina's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Interim results are not necessarily indicative of results for the full fiscal year.

MEDINA COFFEE, INC

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

MEDINA COFFEE, INC

TABLE OF CONTENTS	PAGE #
Financial Statements
Balance Sheet	F-1
Statement of Operations	F-2
Statement of Stockholders' Equity	F-3
Statement of Cash Flows	F-4
Notes of Financial Statements	F-5-7

MEDINA COFFEE, INC.
(A Development Stage Company)

(Unaudited) Balance Sheet
	March 31 2004	March 31, 2003	December 31, 2003	December 31, 2002
Assets
Current Assets
Cash	$ 59	$ 932	$ 108	$ 4,119
Total Current Assets	59	932	108	4,119
Property & Equipment	3,040	3,420	3,040	3,420
TOTAL ASSETS	$ 3,099	$ 4,532	$ 3,148	$ 7,539

Liabilities and Stockholders' Equity
Current Liabilities
Officers' Advances (Note #6)	$ 43,090	$ 7,471	$ 42,340	$ 3,980
Officers Notes Payable (Note #7)	0	0	0	0
Accounts Payable	1,200	2,186	0	592
Total Current Liabilities	44,290	9,657	42,340	4,572

Stockholders' Equity: Common Stock, $.001 par value, authorized 100,000,000 shares; shares issued and outstanding 1,052,600 at March 31, 2004, March 31, 2003, December 31, 2003, December 31, 2002 respectively

Additional paid in capital

Deficit accumulated during the development

stage

	1,050 16,000 (58,241)	1,050 16,000 (22,355)	1,050 16,000 (56,242)	1,050 16,000 (14,083)
Total Stockholders' Equity (Deficit)	(41,191)	(5,305)	(39,192)	2,967
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,099	$ 4,352	$ 3,148	$ 7,539

MEDINA COFFEE, INC.
(A Development Stage Company)

(Unaudited) Statement of Operations
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Oct. 4, 1999 (inception) to Mar. 31, 2004

Revenue	$ -	$ 12,919	$ 40,914	$ 4,720	$ 45,634
Cost of Goods Sold		5,440	21,599	3,754	25,353
Gross Profit	$ -	$ 7,479	$ 19,315	$ 966	$ 20,281
General and Administrative	1,999	15,751	61,474	7,289	78,522
Net Loss	$ (1,999)	$ (8,272)	$ (42,159)	$ (6,323)	$ (58,241)

Net Loss per share Basic and diluted	(0.0019)	(0.0079)	(0.0401)	(0.0061)	(0.0619)
Weighted average number of common shares outstanding	1,052,600	1,052,600	1,052,600	1,033,267	941,126

See accompanying notes

MEDINA COFFEE, INC.
(A Development Stage Company)

(Unaudited) Statement of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Deficit accumulated during development stage
	Shares	Amount

Balance December 31, 2002	1,052,600	$1,050	$16,000	$(14,083)
Net loss three months ended March 31, 2003				(8,272)
Balance March 31, 2003	1,052,600	1,050	16,000	(22,355)

Balance December 31, 2003	902,100	$1,050	16,000	(56,242)
Net loss three months ended March 31, 2004				(1,999)
Balance March 31, 2004	902,100	1,050	16,000	(58,241)

October 4, 1999 issued for cash	900,100	$900	900	-
Net loss, October 4, 1999 (inception) to December 31, 2000				(4,485)
Balance December 31, 2000	900,100	900	900	(4,485)

Issue for Cash	2,000	0	200
Net loss year ended December 31, 2001				(3,275)
Balance December 31, 2001	902,100	$900	1,100	(7,760)

Issue for Cash	150,500	150	14,900
Net loss year ended December 31, 2002				(6,323)
Balance December 31, 2002	1,052,600	$1,050	16,000	(14,083)

Net loss year ended December 31, 2003				(42,159)
Balance December 31, 2003	1,052,600	$1,050	16,000	(56,242)
See accompanying notes F-3

MEDINA COFFEE, INC.
(A Development Stage Company)

(Unaudited) Statement of Cash Flows
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Oct. 4, 1999 (inception) to Mar. 31, 2004

Cash Flows from Operating Activities
Net (Loss)	$ (1,999)	$ (8,272)	$ (42,159)	$ (6,323)	$ (58,241)
Depreciation			380	380	760
Adjustments to reconcile net loss to cash (used) in operating activities
Changes in assets and liabilities Accounts Payable Officers Notes Payable Officers Advances Payable	1,200 0 750	1,594 0 3,491	(592) 0 38,360	(1,408) 0 200	1,200 0 43,090
Net Cash (used) in operating results	(49)	(3,187)	(4,011)	(7,151)	(13,191)
Cash Flows from Financing Activities Proceeds from issuance of common stock	0	0	0	15,050	17,050
Cash Flows from Financing Activities Purchase of Property				(3,800)	(3,800)

Net increase (decrease) in cash	(49)	(3,187)	(4,011)	4,099	59
Cash at Beginning of Period	108	4,119	4,119	20	0
Cash at End of Period	$ 59	$ 931	$ 108	$ 4,119	$ 59

See accompanying notes

MEDINA COFFEE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2004 and 2003

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

The Company's equipment is depreciated using primarily the straight-line method for financial reporting purposes and amounted to $ 380 during 2003 and $ 0 during 2002.

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

Note 3 - Warrants and Options

There are no warrants or options outstanding to issue any additional shares of common stock of the Company.

Note 4 - Property and Equipment

Property and Equipment consists of the following:

	2004	2003

Equipment	$3,800	$3,800
Accumulated Depreciation	$760	$380
	$3,040	$3,040

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

Note 7 - Officers Advances

While the Company is seeking additional capital, an officer of the Company has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due Mr. Miller were $ 43,090 and $ 7,471 on March 31, 2004 and March 31, 2003 respectively.

Note 8 - Officers Notes Payable

Mr. Harry Miller loaned the company, $ 1,000.00 on October 5, 1999, $ 510 on June 11, 2001, $ 2,000 on June 18, 2001, $140 on September 14, 2001 and $ 1,000 on September 17, 2001 to cover legal costs and filing fees associated with incorporating the company. The loan is evidenced by way of a promissory note, the note carries no interest and is payable in five years. The balances due Mr. Miller were $0 and $0 on March 31, 2004 and 2003 respectively.

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

Plan of Operation

Medina is currently re-evaluating its business plans. Mr. Miller has talked to three separate groups involved in the espresso coffee industry about possibly working out a joint venture business arrangement. Although Mr. Miller spent a considerable amount of time in discussing a possible business arrangement with these companies no deal has materialized.

Mr. Miller is now currently looking for other business opportunities for Medina either in or outside the coffee industry.

Results of Operations

Revenue.

Total revenue for the period ended March 31, 2004 was $0 compared to revenues of $9,456 for the period ended March 31, 2003. We had no revenue in 2002. The majority of our revenues in 2003 were generated from our operations at the Bellevue Art Museum which were subsequently closed in September of 2003 as the museum decided to close its facilities as part of a cost savings measure. We have not been successful in locating a new location for our cart since this time.

Expenses.

Our expenses are directly related to the costs of goods sold was $0 for the period year ended March 31, 2004 compared to $4,969 for the period ended March 31, 2003. Labour formed a large part of this expense. Our general and administrative costs for the period year ended March 31, 2004 was $685, compared to general and administrative costs of $9,368 for the period year ended March 31, 2003. A large portion of these costs are related to professional and other costs associated with maintaining our status as a reporting issuer with the Securities and Exchange Commission.

Loss Per Period/General and Administrative Expenses

Medina's net loss for the three months ended March 31, 2004 was $685 or approximately $4,196 less than recorded for the same period in 2003, the net losses in the same period in 2003 being $4,881. The majority of these costs and expenses have been covered by the funds received from a director.

Liquidity and Capital Resources

As of March 31, 2004, Medina had $59 in cash, and $2,100 in liabilities. This is in comparison to $932 in cash and $6,256 in liabilities for the quarter ended March 31, 2003.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Medina's knowledge, no lawsuits were commenced against Medina during the quarter ended March 30, 2004, nor did Medina Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

None.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits.

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form SB-1 Registration Statement, filed July 10, 2000)
3.2	Articles of Amendment (incorporated by reference from our Form SB-1 Registration Statement, filed July 10, 2000)
3.2	Bylaws (incorporated by reference from our Form SB-1 Registration Statement, filed July 10, 2000)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b.  Reports of Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MEDINA COFFEE, INC.
Date: May 14, 2004	/s/ Harry Miller By:_____________________________ Harry Miller, Chief Executive Officer, President, Secretary and Director