Form 10QSB
period 2004-06-30
MEDINA COFFEE INC
filed 2004-08-13
CIK 1117171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                          Commission File No. 000-49712

                               Medina Coffee, Inc.
        (Exact name of Small Business Issuer as Specified in Its Charter)


           Nevada                                               88-0442833
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                     12890 Hilltop Road, Argyle, Texas 76226
                    (Address of Principal Executive Offices)
                                  972.233.0300
                           (Issuer's Telephone Number)

                    P.O. Box 741 Bellevue, Washington 98009.
                 (Former Address, if Changed Since Last Report)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   [X]                No   [ ]


As of August 12, 2004, 1,152,458 shares of the Issuer's common stock were outstanding.

Transitional Small Business Disclosure Format
                     Yes  [ ]                 No  [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Balance Sheet as of June 30, 2004 (Unaudited)............................... F-1

Statement of Operations (Unaudited)......................................... F-2

Statement of Stockholders' Equity (Unaudited)............................... F-3

Statement of Cash Flows (Unaudited)......................................... F-4

Notes to Financial Statements............................................... F-5


                               MEDINA COFFEE, INC.
                          (A Development Stage Company)
                            (Unaudited) Balance Sheet

Assets
------
                                                            June          June        December      December
                                                          30, 2004      30, 2003      31, 2003      31, 2002
                                                         ----------    ----------    ----------    ----------
Current Assets
Cash                                                     $     --      $      472    $      108    $    4,119
                                                         ----------    ----------    ----------    ----------

              Total Current Assets                                0           472           108         4,119

Property & Equipment                                              0         3,420         3,040         3,420
                                                         ----------    ----------    ----------    ----------

              TOTAL ASSETS                               $     --      $    3,892    $    3,148    $    7,539
                                                         ==========    ==========    ==========    ==========

Liabilities and Stockholders' Equity

Current Liabilities
Officers Advances (Note #6)                              $     --      $   24,143    $   42,340    $    3,980
Officers Notes Payable (Note #7)                                  0             0             0             0
Accounts Payable                                                  0         2,186             0           592
                                                         ----------    ----------    ----------    ----------

              Total Current Liabilities                           0        26,329        42,340         4,572

Stockholder's Equity:  Common stock, $.001 par value,
authorized 100,000,000 shares; 1,152,458;1,052,600;
1,052,600; and 1,052,600 shares issued and outstanding
at June 30, 2004, June 30, 2003, December 31, 2003 and
December 31, 2002 respectively                                1,150         1,050         1,050         1,050
Additional paid in capital                                   65,829        16,000        16,000        16,000
Deficit accumulated during the development
stage                                                       (66,979)      (39,487)      (56,242)      (14,083)
                                                         ----------    ----------    ----------    ----------

              Total Stockholder's Equity (Deficit)                0       (22,437)      (39,192)        2,967

              TOTAL LIABILITIES AND
              STOCKHOLDER'S EQUITY (DEFICIT)             $     --      $    3,892    $    3,148    $    7,539
                                                         ==========    ==========    ==========    ==========



                             See accompanying notes


                               MEDINA COFFEE, INC.
                          (A Development Stage Company)

                       (Unaudited) Statement of Operations
                       -----------------------------------
                                                                                                     Oct. 4, 1999
                               Six Months        Six Months        Year Ended        Year Ended       (inception)
                             Ended June 30,    Ended June 30,        Dec 31,           Dec 31,        to June 30,
                                  2004              2003              2003              2002              2004
                             --------------    --------------    --------------    --------------    --------------

Revenue                      $         --      $       32,251    $       40,914    $        4,720    $       45,634

Cost of Goods Sold                   16,725            21,599             3,754            25,353
                             --------------    --------------    --------------    --------------    --------------

Gross Profit                 $         --      $       15,526    $       19,315    $          966    $       20,281

General and Administrative           10,737            40,930            61,474             7,289            87,260
                             --------------    --------------    --------------    --------------    --------------

Net Loss                     $      (10,737)   $      (25,404)   $      (42,159)   $       (6,323)   $      (66,979)
                             ==============    ==============    ==============    ==============    ==============


Net Loss per share
   Basic and diluted         ($      0.0102)      ($   0.0241)          (0.0401)          (0.0061)          (0.0712)


Weighted average number of
common shares outstanding         1,052,600         1,052,600         1,052,600         1,033,267           941,126
                             ==============    ==============    ==============    ==============    ==============






                             See accompanying notes

                               MEDINA COFFEE, INC.
                          (A Development Stage Company)
                  (Unaudited) Statement of Stockholder's Equity


                                                                                Deficit
                                                                              accumulated
                                          Common Stock          Additional       during
                                   --------------------------     Paid-in     development
                                      Shares         Amount       capital        stage
                                   -----------    -----------   -----------   -----------

Balance December 31, 2002            1,052,600    $     1,050   $    16,000   $   (14,083)
                                   -----------    -----------   -----------   -----------
Net loss six months ended
      June 30, 2003                    (25,404)

Balance June 30, 2003                1,052,600    $     1,050   $    16,000   $   (39,487)
                                   ===========    ===========   ===========   ===========


Balance December 31, 2003            1,052,600    $     1,050   $    16,000   $   (56,242)
Net loss six months ended
      June 30, 2004                    (10,737)

Exchange Debt for Stock                 99,858            100        49,829

Balance June 30, 2004                1,152,458    $     1,150   $    65,829   $   (66,979)
                                   ===========    ===========   ===========   ===========

October 4, 1999
issued for cash                        900,100    $       900   $       900   $      --

Net loss, October 4, 1999
(inception) to December 31, 2000        (4,485)

Balance December 31, 2000              900,100            900           900        (4,485)
                                   -----------    -----------   -----------   -----------

Issue for Cash                           2,000              0           200
Net loss year ended
        December 31, 2001               (3,275)

Balance December 31, 2001              902,100    $       900   $     1,100   $    (7,760)
                                   -----------    -----------   -----------   -----------

Issue for Cash                         150,500            150        14,900
Net loss year ended
        December 31, 2002               (6,323)

Balance December 31, 2002            1,052,600    $     1,050   $    16,000   $   (14,083)
                                   -----------    -----------   -----------   -----------

Net loss year ended
        December 31, 2003              (42,159)

Balance December 31, 2003            1,052,600    $     1,050   $    16,000   $   (56,242)
                                   ===========    ===========   ===========   ===========




                          See accompanying notes


                               MEDINA COFFEE, INC.
                           (FORMERLY MEDINA COPY, INC.
                          (A Development Stage Company)

                       (Unaudited) Statement of Cash Flows


                                                          Three Months    Three Months      Year           Year       Oct. 4, 1999
                                                             Ended          Ended          Ended          Ended       (inception)
                                                            June 30,       June 30,       Dec 31,        Dec 31,      to June 30,
                                                              2004           2003           2003           2002           2004
                                                          -----------    -----------    -----------    -----------    -----------
Cash Flows from Operating Activities

              Net (Loss)                                  $   (10,737)   $   (25,404)   $   (42,159)   $    (6,323)   $   (66,979)
              Depreciation                                        380            380            760
              Adjustments to reconcile net loss to cash
              (used) in operating activities

              Changes in assets and liabilities
                 Accounts Payable                                   0          1,594           (592)        (1,408)             0
                 Officers Notes Payable                             0              0              0              0              0
                 Officers Advances Payable                    (42,340)        20,163         38,360            200              0
                                                          -----------    -----------    -----------    -----------    -----------

              Net Cash (used) in operating results            (53,077)        (3,647)        (4,011)        (7,151)       (66,219)
                                                          -----------    -----------    -----------    -----------    -----------

Cash flows from Financing Activities
              Proceeds from issuance of stock                  49,929              0              0         15,050         66,979
                                                          -----------    -----------    -----------    -----------    -----------

Cash flows from Investing Activities
              Sale (Purchase) of Property                       3,040         (3,800)          (760)
                                                          -----------    -----------    -----------    -----------    -----------

Net increase (decrease) in cash                                  (108)        (3,647)        (4,011)         4,099              0

Cash at Beginning of Period                                       108          4,119          4,119             20              0
                                                          -----------    -----------    -----------    -----------    -----------

Cash at End of Period                                     $      --      $       472    $       108    $     4,119    $      --
                                                          ===========    ===========    ===========    ===========    ===========


                             See accompanying notes

                               MEDINA COFFEE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2004 and 2003


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

On June 10, 2004, the Company issued 99,858 shares of its $ 0.001 par value common stock in full settlement of debt owed to Harry Miller, the Company's former President and CEO , in the amount of $ 49,929. The price of the transaction was $ .50 per share.

On June 14, 2004, Mr. Harry Miller, the Company's sole officer and director, sold 586,224 restricted, common shares (the "Shares") to Halter Financial Group, Inc., a Texas corporation ("Halter") for $115,000. Halter also paid Mr. Miller $1,050 to compensate Mr. Miller for expenses related to the agreement of sale.. The consideration for the Shares was determined as a result of arms-length negotiation between the parties. The Shares sold by Mr. Miller to Halter represented approximately 51% of the issued and outstanding shares of the company.

Concurrently with the foregoing transaction, Mr. Miller resigned from the Board of Directors and as an officer of the Company and Mr. Timothy P Halter was appointed the Company's sole officer and director.

The Company presently intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the

Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

Note 3 - Warrants and Options

There are no warrants or options outstanding to issue any additional shares of common stock of the Company.

Note 4 - Property and Equipment

Property and Equipment consists of the following:

                                            2004              2003

      Equipment                          $                 $   3,800
      Accumulated Depreciation                                   380
                                         ---------         ---------
                                         $                 $   3,420


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

Note 6 - Related Party Transactions

The Company neither owns nor leases any real or personal property. Office services are provided without charge by timothy P. Halter, the sole officer and director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Officers Advances

While the Company is seeking additional capital, an officer of the Company had advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balances due Mr. Miller were $-0- and $ 24,143 on June 30, 2004 and June 30, 2003 respectively.

Note 8 - Officers Notes Payable

Mr. Harry Miller loaned the Company, $ 1,000.00 on October 5, 1999, $ 510 on June 11, 2001, $ 2,000 on June 18, 2001, $140 on September 14, 2001 and $ 1,000
on September 17, 2001 to cover legal costs and filing fees associated with incorporating the company. The loan is evidenced by way of a promissory note, the note carries no interest and is payable in five years. The balances due Mr. Miller were $0 and $0 on June 30, 2004 and 2003, respectively, as Mr. Miller elected to receive 99,858 shares of common stock in satisfaction of these obligations.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution Concerning Forward-Looking Statements
---------------------------------------------

The following discussion should be read in conjunction with the company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. The company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report..

General
-------

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

Plan of Operation

On June 14, 2004, Mr. Harry Miller, our principal stockholder, sold 586,224 restricted, common shares (the "Shares") of Medina Coffee, Inc. to Halter Financial Group, Inc., a Texas corporation ("Halter") for $115,000. Halter also paid Mr. Miller $1,050 to compensate Mr. Miller for expenses related to the agreement of sale.. The consideration for the shares was determined as a result of arms-length negotiation between the parties.

The Shares sold by Mr. Miller to Halter represented approximately 51% of the issued and outstanding shares of the company.

Concurrently with the foregoing transaction, Mr. Miller resigned from the Board of Directors and as an officer of the company and Mr. Timothy P Halter was appointed the company's sole officer and director.

The company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the company's common stock will become worthless and holders of the company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, the company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

         (1) will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

         (2) will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

         (3) will have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or
                  rescission   based  upon   unlawful   practices  or  sales  of
                  securities.

The company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination

Results of Operations

Revenue.

Total revenue for the six month period ended June 30, 2004 was $0 compared to revenues of $32,251 for the six month period ended June 30, 2003. We had no revenue in 2002. The majority of our revenues in 2003 were generated from our operations at the Bellevue Art Museum which were subsequently closed in September of 2003 as the museum decided to close its facilities as part of a cost savings measure.

Expenses.

Our expenses are directly related to the costs of goods sold was $0 for the six month period ended June 30, 2004 compared to $16,725 for the six month period ended June 30, 2003. Our general and administrative costs for the six month period ended June 30, 2004 was $10, 737, compared to general and administrative costs of $40,930 for the six month period ended June 30, 2003. A large portion of these costs are related to professional and other costs associated with maintaining our status as a reporting issuer with the Securities and Exchange Commission.

Loss Per Period

Medina's net loss for the six months ended June 30, 2004 was $10,737 or approximately $8,197 less than recorded for the same period in 2003, the net losses in the same period in 2003 being $25,404. The majority of these costs and expenses have been covered by the funds received from a former director. -11-

Liquidity and Capital Resources

As of June 30, 2004, Medina had $0 in cash, and $0 in liabilities. This is in comparison to $472 in cash and $26,329 in liabilities for the quarter ended June 30, 2003.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer/Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer/Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On June 8th, 2004, Mr. Miller agreed to subscribe for, and the Corporation agreed to issue and allot, to Mr. Miller, 99,858 common shares in the capital of the Corporation (the "Shares") in full satisfaction of a debt, in the amount of $49,929, owed by the Corporation to Mr. Miller.

The Shares are issued subject to an exemption from registration and are therefore, restricted shares as that term is defined in the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1 Chief Executive Officer/Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Chief Executive Officer/Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
                  A Current Report on Form 8-K was filed on June 10, 2004 to report matters under Item 5.
                  A Current Report on Form 8-K was filed on June 15, 2004 to report matters under Items 1 and 6.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Medina Coffee, Inc.



Date: August 13, 2004                            /s/ Timothy P. Halter
                                                --------------------------------
                                                Timothy P. Halter, President and
                                                Chief Financial Officer