Form 10QSB
period 2004-09-30
MEDINA COFFEE INC
filed 2004-11-03
CIK 1117171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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

                    Yes   [X]                No   [ ]


As of November 1, 2004, 1,152,458 shares of the Issuer's common stock were outstanding.

Transitional Small Business Disclosure Format:       Yes  [ ]       No  [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


Balance Sheet as of September 30, 2004 (Unaudited)...........................F-1

Statement of Operations (Unaudited)..........................................F-2

Statement of Stockholders' Equity (Unaudited)................................F-3

Statement of Cash Flows (Unaudited)..........................................F-4

Notes to Financial Statements................................................F-5


                               MEDINA COFFEE, INC.
                          (A Development Stage Company)
                            (Unaudited) Balance Sheet
                            -------------------------

Assets                                               September      September      December       December
------                                               30, 2004       30, 2003       31, 2003       31, 2002
                                                    -----------    -----------    -----------    -----------
Current Assets
Cash                                                $    18,328    $     1,200    $       108    $     4,119
                                                    -----------    -----------    -----------    -----------

         Total Current Assets                            18,328          1,200            108          4,119

Property & Equipment                                          0          3,420          3,040          3,420
                                                    -----------    -----------    -----------    -----------

         TOTAL ASSETS                               $    18,328    $     4,620    $     3,148    $     7,539
                                                    ===========    ===========    ===========    ===========

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities
Officers Advances (Note #6)                         $    20,000    $    21,431    $    42,340    $     3,980
Officers Notes Payable                                        0              0              0              0
Accounts Payable                                              0              0              0            592
                                                    -----------    -----------    -----------    -----------

         Total Current Liabilities                       20,000         21,431         42,340          4,572
                                                    -----------    -----------    -----------    -----------

Stockholder's Equity: Common stock, $.001 par
value, authorized 100,00,000 shares; 1,152,458;
1,052,600; 1,052,600; and 1,052,600 shares issued
and outstanding at September 30, 2004, September
30, 2003, December 31, 2003 and December 31,
2002, respectively                                        1,150          1,050          1,050          1,050
Additional paid in capital                               65,829         16,000         16,000         16,000
Deficit accumulated during the development stage
                                                        (68,651)       (33,861)       (56,242)       (14,083)
                                                    -----------    -----------    -----------    -----------

         Total Stockholder's Equity (Deficit)            (1,672)       (16,811)       (39,192)         2,967

         TOTAL LIABILITIES AND
         STOCKHOLDER'S EQUITY (DEFICIT)
                                                    $    18,328    $     4,620    $     3,148    $     7,539
                                                    ===========    ===========    ===========    ===========

         See accompanying notes


                               MEDINA COFFEE, INC.
                          (A Development Stage Company)
                       (Unaudited) Statement of Operations
                       -----------------------------------

                                                                                         October 4,
                                                                                            1999
                             Nine Months     Nine Months                                 (inception)
                                Ended          Ended       Year Ended     Year Ended         to
                              September      September      December       December      September
                              30, 2004       30, 2003       31, 2003       31, 2002       30, 2004
                             -----------    -----------    -----------    -----------    -----------
Revenue                      $      --      $    33,354    $    40,914    $     4,720    $    45,634

Cost of Goods Sold                  --           23,226         21,599          3,754         25,353
                             -----------    -----------    -----------    -----------    -----------

Gross Profit                 $      --      $    10,128    $    19,315    $       966    $    20,281

General and Administrative        12,409         29,906         61,474          7,289         88,932
                             -----------    -----------    -----------    -----------    -----------

Net Loss                     $   (12,409)   $   (19,778)   $   (42,159)   $    (6,323)   $   (68,651)
                             ===========    ===========    ===========    ===========    ===========

Net Loss per share
  Basic and diluted          $   (0.0118)   $   (0.0188)   $   (0.0401)   $   (0.0061)   $   (0.0729)

Weighted average number of
common shares outstanding      1,052,600      1,052,600      1,052,600      1,033,267        941,126
                             ===========    ===========    ===========    ===========    ===========






See accompanying notes


                               MEDINA COFFEE, INC.
                          (A Development Stage Company)
                  (Unaudited) Statement of Stockholder's Equity
                  ---------------------------------------------
                                                                               Deficit
                                                                              accumulated
                                                                Additional      during
                                           Common Stock           Paid-in     development
                                      Shares         Amount       capital        stage
                                   -----------    -----------   -----------   -----------

Balance December 31, 2002            1,052,600    $     1,050   $    16,000   $   (14,083)
                                   -----------    -----------   -----------   -----------
Net loss nine months ended
   September 30, 2003                     --             --            --         (19,778)

Balance September 30, 2003           1,052,600    $     1,050   $    16,000   $   (33,861)
                                   ===========    ===========   ===========   ===========

Balance December 31, 2003            1,052,600    $     1,050   $    16,000   $   (56,242)
Net loss nine months ended
   September 30, 2004                     --             --            --         (12,409)

Exchange Debt for Stock                 99,858            100        49,829          --

Balance September 30, 2004           1,152,458    $     1,150   $    65,829   $   (68,651)
                                   ===========    ===========   ===========   ===========

October 4, 1999 issued for cash        900,100    $       900   $       900   $      --

Net loss, October 4, 1999
(inception) to December 31, 2000          --             --            --          (4,485)

Balance December 31, 2000              900,100            900           900        (4,485)
                                   -----------    -----------   -----------   -----------

Issue for Cash                           2,000              0           200          --
Net loss year ended
   December 31, 2001                      --             --            --          (3,275)

Balance December 31, 2001              902,100    $       900   $     1,100   $    (7,760)
                                   -----------    -----------   -----------   -----------

Issue for Cash                         150,500            150        14,900          --
Net loss year ended
   December 31, 2002                      --             --            --          (6,323)

Balance December 31, 2002            1,052,600    $     1,050   $    16,000   $   (14,083)
                                   -----------    -----------   -----------   -----------

Net loss year ended
   December 31, 2003                      --             --            --         (42,159)

Balance December 31, 2003            1,052,600    $     1,050   $    16,000   $   (56,242)
                                   ===========    ===========   ===========   ===========






See accompanying notes


                               MEDINA COFFEE, INC.
                          (FORMERLY MEDINA COPY, INC.)
                          (A Development Stage Company)
                       (Unaudited) Statement of Cash Flows
                       -----------------------------------

                                                                                                       October 4,
                                             Nine           Nine                                          1999
                                            Months         Months                                     (inception)
                                             Ended          Ended       Year Ended     Year Ended         to
                                           September      September      December       December       September
                                           30, 2004       30, 2003       31, 2003       31, 2002       30, 2004
                                          -----------    -----------    -----------    -----------    -----------
Cash Flows from Operating Activities

         Net (Loss)                       $   (12,409)   $   (19,778)   $   (42,159)   $    (6,323)   $   (68,651)
         Depreciation                            --             --              380            380            760
         Adjustments to reconcile
         net loss to cash (used) in
         operating activities

         Cash in assets and liabilities
          Accounts Payable                          0           (592)          (592)        (1,408)             0
          Officers Notes Payable                    0              0              0              0              0
          Officers Advances Payable           (22,340)        17,451         38,360            200         20,000
                                          -----------    -----------    -----------    -----------    -----------

         Net Cash (used in
            operating results                 (34,749)        (2,919)        (4,011)        (7,151)       (47,891)
                                          -----------    -----------    -----------    -----------    -----------

Cash flows from Financing Activities
         Proceeds from issuance
            of stock                           49,929              0              0         15,050         66,979
                                          -----------    -----------    -----------    -----------    -----------

Cash flows from Investing Activities
         Sale (Purchase of Property             3,040           --             --           (3,800)          (760)
                                          -----------    -----------    -----------    -----------    -----------

Net increase (decrease) in cash                18,220         (2,919)        (4,011)         4,099         18,328

Cash at Beginning of Period                       108          4,119          4,119             20              0
                                          -----------    -----------    -----------    -----------    -----------

Cash at End of Period                     $    18,328    $     1,200    $       108    $     4,119    $    18,328
                                          ===========    ===========    ===========    ===========    ===========




See accompanying notes

                               MEDINA COFFEE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003



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

         On June 10, 2004, the company issued 99,858 shares of its $ 0.001 par value common stock in full settlement of debt owed to Harry Miller, the President and CEO of the company, in the amount of $ 49,929. The price of the transaction was $ .50 per share.

         On June 14, 2004, Mr. Harry Miller, the company's sole officer and director, sold 586,224 restricted, common shares (the "Shares") to Halter Financial Group, Inc. a Texas Corporation ("Halter") for $ 115,000. Halter also paid Mr. Miller $ 1,050 to compensate Mr. Miller for expenses related to the agreement of sale. The consideration for the Shares was determined as a result of arms-length negotiation between the parties. The Shares sold by Mr. Miller to Halter represented approximately 51% of the issued and outstanding shares of the company.

         Concurrently with the foregoing transaction, Mr. Miller resigned from the Board of Directors and as an officer of the company and Mr. Timothy P Halter was appointed the company's sole officer and director.

         The company presently intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the company does not intend to combine with a private company which may de deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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



Note 3 - Warrants and Options

         There are no warrants or options outstanding to issue any additional shares of common stock of the company.


Note 4 - Property and Equipment

         Property and Equipment consists of the following:

                                               2004       2003

                       Equipment             $   --     $  3,800
                       Accumulated               --          380
                                             --------   --------
                                             $   --     $  3,420

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


Note 7 - Officers Advances

         While the company is seeking additional capital, an officer of the company has advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Miller was $ 21,431 on September 30, 2003. The balance due Mr. Halter was $20,000 on September 30, 2004.

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

General Plan of Operation

         We were formed on October 4, 1999 for the purpose of developing an espresso cart based business. We obtained and delivered our first espresso cart to the Bellevue Art Museum on July 30, 2002. However, by the end of fiscal 2003, the decision was made to cease operations in the espresso cart business.

         On June 14, 2004, Mr. Harry Miller, our then principal stockholder, sold 586,224 restricted, common shares (the "Shares") of Medina Coffee, Inc. to Halter Financial Group, Inc., a Texas corporation ("Halter") for $115,000. Halter also paid Mr. Miller $1,050 to compensate Mr. Miller for expenses related to the agreement of sale. The consideration for the shares was determined as a result of arms-length negotiation between the parties.

         The Shares sold by Mr. Miller to Halter represented approximately 51% of our issued and outstanding common shares.

         Concurrently with the foregoing transaction, Mr. Miller resigned from the Board of Directors and as an officer of the company and Mr. Timothy P Halter was appointed the company's sole officer and director.

         We presently intend to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, we do not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

         Pending negotiation and consummation of a combination, we anticipate that we will have, aside from carrying on our search for a combination partner, no business activities, and, thus, will have no source of revenue. Should we incur any significant liabilities prior to a combination with a private company, we may not be able to satisfy such liabilities as they incurred.

         If we pursue one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust our ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, our common stock will become worthless and holders will receive a nominal distribution, if any, upon the our liquidation and dissolution.

         In our pursuit for a combination partner, management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. Management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any
combination   candidate  which  does  not  furnish  us  with  audited  financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. We will, if necessary funds are available, engage attorneys and/or accountants in our efforts to investigate a combination candidate and to consummate a business combination. We may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, we may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. Our limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that we will have sufficient funds to obtain such reports when considering combination proposals or candidates.

         To the extent we are unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to our knowledge, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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

         We will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, we will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to our attention which puts us on notice of a possible disqualification which is being concealed from them, we will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination

Results of Operations

Revenue.

         Total revenue for the nine month period ended September 30, 2004 was $0 compared to revenues of $33,354 for the nine month period ended September 30, 2003. The majority of our revenues in 2003 were generated from our operations at the Bellevue Art Museum which were subsequently closed in September of 2003 as the museum decided to close its facilities as part of a cost savings measure.

Expenses.

         Our expenses are directly related to the costs of goods sold were $0 for the nine month period ended September 30, 2004 compared to $23,226 for the nine month period ended September 30, 2003. Our general and administrative costs for the nine month period ended September 30, 2004 were $12,409, compared to general and administrative costs of $29,906 for the nine month period ended September 30, 2003. A large portion of these costs are related to professional and other costs associated with maintaining our status as a reporting issuer with the U.S. Securities and Exchange Commission.

Loss Per Period.

         Our net loss per share for the nine months ended September 30, 2004 was $(0.0118), the net loss per share in the same period in 2003 being $0.0188.

Liquidity and Capital Resources.

         As of September 30, 2004, we had $18,328 in cash and $20,000 in liabilities. This is in comparison to $1,200 in cash and $21,431 in liabilities for the quarter ended September 30, 2003.

Recent Accounting Pronouncements.

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

ITEM 3.  CONTROLS AND PROCEDURES

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

         We made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer/Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                                    Medina Coffee, Inc.



Date: November 3, 2004                                  /s/ Timothy P. Halter
                                                    ----------------------------
                                                    Timothy P. Halter, President
                                                    and Chief Financial Officer