Form 10KSB
period 2004-12-31
CHINA BAK BATTERY INC
filed 2005-03-31
CIK 1117171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal period ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                        Commission File Number: 000-49712


                             CHINA BAK BATTERY, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Nevada                                      88-0442833
     (State of other jurisdiction of                  (I.R.S. Employer I.D. No.)
      incorporation or organization)

  BAK Industrial Park, No. 1 BAK Street
    Kuichong Town, Longgang District
  Shenzhen, People's Republic of China                          518119
(Address of principal executive offices)                      (Zip Code)


                             Ph: (86-755) 8977-0093
                (Issuer's telephone number, Including Area Code)

       Securities Registered under Section 12(b) of the Exchange Act: None

           Securities Registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share
                                (Title of class)

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days |_| Yes |_| No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Registrant's revenues for its most recent fiscal year: December 31, 2004 - $0.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

     19,183,035 common shares @ $6.50 (1) = $124,689,728

     (1) Based upon a closing bid price on March 29, 2005 of $6.50 per share of common stock on the OTC Bulletin Board.

  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No [ ] Not Applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

   On March 29, 2005 there were 40,978,533 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

    Transitional Small Business Disclosure Format (Check one): [ ] Yes [ ] No

                                TABLE OF CONTENTS


                                                                            PAGE

FORWARD LOOKING INFORMATION

PART I

Item 1.   Description of Business                                              1
Item 2.   Description of Property                                              3
Item 3.   Legal Proceedings                                                    3
Item 4.   Submission of Matters to a Vote of Security Holders                  3

PART II

Item 5.   Market for Common Equity, Related Stockholders Matters and
          Small Business Issuer Purchases of Equity Securities                 4
Item 6.   Management Discussion and Analysis or Plan of Operation              4
Item 7.   Financial Statements                                                 6
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                             6
Item 8A.  Controls and Procedures                                              6

PART III

Item 9.   Directors and Executive Officers of the Registrant                   7
Item 10.  Executive Compensation                                               9
Item 11.  Security  Ownership of Certain Beneficial Owners and Management      9
Item 12.  Certain Relationships and Related Transactions                      11
Item 13.  Exhibits, Lists and Reports on Form 8-K                             11
Item 14.  Principal Accountant Fees and Services                              13


FINANCIAL STATEMENTS                                                         F-1

SIGNATURES

                           FORWARD LOOKING INFORMATION

Certain statements made in this report are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China BAK Battery, Inc., a Nevada corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements the forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, and of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward- looking statements made in this Report, inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used. In summary, forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Formation and Development

We were originally incorporated in the State of Nevada on October 4, 1999, under the name Medina Copy, Inc. and immediately changed our name to Medina Coffee, Inc. on October 6, 1999. On February 14, 2005, we changed our name to China BAK Battery, Inc. Our principal address is BAK Industrial Park, No. 1 BAK Street, Kuichong Town, Longgang District, Shenzhen, People's Republic of China.

Our Business

This Annual Report on Form 10-KSB only discusses our operations and management as of December 31, 2004. Other than the discussion contained below in this section, this Annual Report contains no disclosure or discussion of our current operations and management. For detailed information regarding our current operations and management please review our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the "SEC") on January 21, 2005.

We commenced operations on December 1, 2002, and were originally considered a development stage company. Our original purpose was to build a retail specialty coffee business that sold specialty coffee and espresso drinks through Company owned and operated espresso carts. We incurred operating losses since our inception and therefore commencing in early 2004, began looking to combine with a privately-held company that was profitable or that management considered to have growth potential.

On June 14, 2004, Mr. Harry Miller, our principal stockholder at the time, sold 586,224 restricted shares of our common stock to Halter Financial Group, Inc., a Texas corporation, for $115,000. Halter Financial Group also paid Mr. Miller

$1,050 to compensate Mr. Miller for expenses related to the sale. The consideration for the shares was determined as a result of an arms-length negotiation between the parties. At the time, the 586,224 shares of common stock sold by Mr. Miller to Halter Financial Group represented approximately 51% of our issued and outstanding shares of common stock. Concurrently with the foregoing transaction, Mr. Miller resigned from the Board of Directors and Mr. Timothy Halter was appointed in his place.

On January 20, 2005, we completed a stock exchange transaction with the stockholders of BAK International, Ltd., a company incorporated under the laws of Hong Kong ("BAK International"). The exchange was consummated under Nevada law and pursuant to the terms of a Securities Exchange Agreement dated as of January 20, 2005 (the "Exchange Agreement").

Pursuant to the Exchange Agreement, we issued 39,826,075 shares of common stock to the stockholders of BAK International, representing approximately 97.2% of our post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International. Immediately after giving effect to the exchange, we had 40,978,533 shares of common stock outstanding. Pursuant to the exchange, BAK International became our wholly-owned subsidiary. We presently carry on the business of Shenzhen BAK Battery Co., Ltd., a Chinese corporation and BAK International's wholly-owned subsidiary ("BAK Battery").

Our current operations were originally a business division of our affiliate, BAK Battery, which was originally formed as a Chinese limited liability company in August 2001. As of January 17, 2005, all legal procedures of BAK International's acquisition of 100% of the equity shares in BAK Battery were completed. Thereafter, we entered into a stock exchange transaction on January 20, 2005, with the stockholders of BAK International, pursuant to which we acquired from them all of the issued and outstanding common capital stock of BAK International in exchange for 39,826,075 shares of our common stock. As a result of this exchange transaction, we succeeded to the operations of BAK International and BAK Battery.

We presently serve as a holding company for our China-based subsidiaries, BAK International and BAK Battery. Our subsidiaries are focused on the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. We also have internal research and development facilities engaged primarily in furthering lithium ion related technologies. We have focused on manufacturing a family of replacement lithium batteries for mobile phones. We also supply rechargeable lithium ion and lithium polymer batteries for use in various other portable electronic applications, including high-power handset telephones, laptop computers, digital cameras and video camcorders, MP3's, electric bicycles and general industrial applications.

We manufacture three types of batteries: steel cell, aluminum cell and cylindrical cell. We deliver our products to packing plants operated by third parties where the bare cells are packed in accordance with specifications established by certain manufacturers of mobile phones and other electronic products. We operate sales and service branches in six principal coastal cities and Beijing in the PRC. The majority of our income is generated from the sale of steel cells.

Government Regulation

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

Employees

As of December 31, 2004, we had one employee, Mr. Timothy P. Halter, who provided his services free of charge.

Reports to Shareholders

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2. DESCRIPTION OF PROPERTY.

As of December 31, 2004, we neither owned nor leased any real property.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2004, we were not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency was contemplating any proceeding against us as of that date. As of December 31, 2004, no director, executive officer or affiliate or owner of record or beneficially of more than five percent of our common stock was a party adverse to us or had a material interest adverse to us in any proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders during the fiscal calendar year covered by this report through solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

General

As of March 29, 2005 our stock is quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CBBT.OB". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares for each full financial quarter for the two most recent full fiscal years were as follows:

           Fiscal Period                            High    Low
           -------------                           ------  ------
           2003
           First Quarter                           $0.39   $0.37
           Second Quarter                          $0.60   $0.60
           Third Quarter                           $1.01   $1.01
           Fourth Quarter                          $1.01   $1.01
           2004
           First Quarter                           $1.01   $1.01
           Second Quarter                          $1.01   $1.01
           Third Quarter                           $1.25   $1.45
           Fourth Quarter                          $1.25   $3.50

As of March 29, 2005, the current bid ask of the Company is $6.50/$6.65. Our stock is thinly traded and the above trading prices do not accurately represent the trading market of the Company.

Dividends Policy

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Sales of "Unregistered" and "Restricted" Securities over the past Three Years

The shares of our common stock issued over the past three fiscal year periods that was not covered by a registration statement is as follows:

     o 99,858 shares of common stock of the Company in full satisfaction of a debt in the amount of $49,929 on June 8, 2004 and previously disclosed by the Company in a Form 8-K filed on June 10, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General Plan of Operation

We were formed on October 4, 1999 for the purpose of developing an espresso cart based business. We obtained and delivered our first espresso cart to the Bellevue Art Museum on July 30, 2002. However, by the end of fiscal 2003, the decision was made to cease operations in the espresso cart business.

On June 14, 2004, Mr. Harry Miller, our then principal stockholder, sold 586,224 of our restricted common shares to Halter Financial Group, Inc. for $115,000. Halter Financial Group also paid Mr. Miller $1,050 to compensate Mr. Miller for expenses related to the sale. The consideration for the shares was determined as a result of arms-length negotiation between the parties. The shares sold by Mr. Miller represented approximately 51% of our issued and outstanding common shares. Concurrently with the foregoing transaction, Mr. Miller resigned from the Board of Directors and as an officer of the company and Mr. Timothy P Halter was appointed the company's sole officer and director.

As of December 31, 2004, our business plan was to locate and combine with an existing, privately-held company which was profitable or, in management's view, had growth potential, irrespective of the industry in which it was engaged.

Results of Operations

The following discussion relates solely to our results of operations in fiscal 2004 and prior to our entering into the exchange transaction with BAK International. All future reports that we file with the SEC will contain financial information related to us and our subsidiaries, BAK International and BAK Battery, on a consolidated basis.

Revenue.

Total revenue for the fiscal year ended December 31, 2004 was $0 compared to revenues of $40,914 for the fiscal year ended December 31, 2003. The majority of our revenues in 2003 were generated from our operations at the Bellevue Art Museum which were subsequently closed in September of 2003 as the museum decided to close its facilities as part of a cost savings measure.

Expenses.

Our expenses are directly related to the costs of goods sold and were $0 for the fiscal year ended December 31, 2004, compared to $21,599 for the fiscal year ended December 31, 2003. Our general and administrative costs for the fiscal year ended December 31, 2004 were $14,677, compared to general and administrative costs of $61,474 for the fiscal year ended December 31, 2003. A large portion of these costs are related to professional and other costs associated with maintaining our status as a reporting issuer with the SEC.

Loss Per Period.

Our net loss per share for the fiscal year ended December 31, 2004 was $(.0127), the net loss per share in the same period in 2003 being ($.0401).

Liquidity and Capital Resources.

As of December 31, 2004, we had $16,060 in cash and $20,000 in liabilities. This is in comparison to $108 in cash and $42,340 in liabilities for the fiscal year ended December 31, 2003.

Recent Accounting Pronouncements.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 became effective for our first fiscal quarter of fiscal year 2002 and its adoption did not have a material effect on our financial statements.

In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000 and June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which was December 31, 2000 for us.

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

ITEM 7. FINANCIAL STATEMENTS.

Reference is made to page F-1 herein for the Index to the Financial Statements. Our audited financial statements and related Notes have been audited by Schwartz Levitsky Feldman L.L.P., and have been so included in reliance upon the opinion of such accountants given upon their authority as experts in auditing and accounting.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 20, 2005, we dismissed George Stewart, C.P.A. as our independent registered public accounting firm and appointed Schwartz Levitsky Feldman L.L.P., as our independent registered public accounting firm. There were no disagreements or events as described in Item 304(a)(1)(iv) of Regulation S-B in connection with the change in accountants described above.

ITEM 8A.  CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification of Directors and Executive Officers

The following table sets forth the names of all of our directors and executive officers as of December 31, 2004.

NAME                    AGE                       POSITION HELD
----                    ---                       -------------
Timothy P. Halter       38         Director, President, Chief Executive Officer,
                                   Secretary & Treasurer

The following describes the business experience of Mr. Halter for the previous five years:

Timothy P. Halter has served as the President, Chief Executive Officer, Secretary and Treasurer of the Company since June 2004. Mr. Halter is the President of Halter Financial Group, Inc., a position he has held since 1995. Halter Financial Group is a Dallas, Texas based consulting firm. In addition, Mr. Halter has served as a Director of DXP Enterprises, Inc. since July 2001.

Information regarding our current management can be found in the Current Report filed with the SEC on January 21, 2005.

Significant Employees

As of December 31, 2004, we had no employees who were not executive officers but were expected to make a significant contribution to our business. As of December 31, 2004, the Company had one employee, Mr. Timothy Halter, who provided his services free of charge.

Information regarding our current employees can be found in the Current Report filed with the SEC on January 21, 2005.

Family Relationships

Not Applicable.

Involvement in Certain Legal Proceedings

Except as indicated below and/or hereinbefore, to the knowledge of Management, during the past five years, no present or former director, executive officer, or person nominated to become a director or executive officer of the Company:

     1. filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     2. was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

     3. was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; and

     4. Was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Audit Committee Financial Expert

As of December 31, 2004, we had no audit committee financial expert serving on the Board of Directors or an audit committee. We did not believe, at that time, that the addition of such an expert would add anything meaningful to our company. It was also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at that stage in our development. In order to entice such a director to join our Board of Directors, we would have probably needed to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things we were unable to afford at that time.

As a result of the change in control of our company in January 2005, current management is in the process of implementing a corporate governance program, which shall involve the establishment of an audit committee as well as other committees of the Board of Directors, which management believes will be completed by the end of June 2005.

Identification of the Audit Committee

Not Applicable

Material Changes to procedure for Recommending Nominees to Board of Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers (and certain other officers) and any persons holding more than 10% of our outstanding voting securities are required to report their ownership in our securities and any changes in that ownership to the Securities and Exchange Commission. The Securities Exchange Commission has established specific due dates, and we are required to disclose in the Annual Report any failure to file by those dates. Based on our review of copies of Section 16(a) reports that we received from insiders for their 2004 transactions, we believe that our insiders have complied with all Section 16(a) filing requirements applicable to them during 2004 with the following exceptions:

A Form 4 covering the issuance of 99,858 shares of our common stock to Harry Miller was filed on June 22, 2004 rather than on June 10, 2004.

Code of Ethics

As of December 31, 2004, we had not adopted a Code of Ethics that applied to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing a similar function with us at that time. Our management had been focused on accomplishing a business acquisition and we determined that in order to have a meaningful Code of Ethics, tailored to our new business operations, it would be in our best interest to take the time to carefully consider all of these issues prior to adopting a Code of Ethics. It is our intention that a Code of Ethics be adopted by the full Board of Directors by the end of June 2005. Upon adoption of our Code of Ethics, we will post the Code of Ethics on our Internet website. We will also file a copy of our Code of Ethics as an exhibit to our next annual report and undertake in our next annual report to provide a copy of the Code of Ethics, without charge, to any person who requests a copy.

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Compensation of Executive Officers

No compensation has been awarded to, earned by or paid to any of the named executive officers required to be reported under Item 402 of Regulation S-B, during the last three complete fiscal years.

Stock Options/SAR Grants and Exercises

No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2004 to our named executive officers or any other parties. No stock options or stock appreciation rights were exercised by any of our named executive officers or any other parties during the fiscal year ended December 31, 2004.

Long-Term Incentive Plans

As of December 31, 2004, there were no arrangements or plans in which we provided pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers were able to receive stock options at the discretion of our Board of Directors. As of December 31, 2004, we did not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation was paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board of Directors.

Compensation of Directors

No cash compensation was paid to any director for their respective services as a director during the fiscal year ended December 31, 2004. As of December 31, 2004, we had no standard arrangement pursuant to which our directors were to be compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment or Change of Control

As of December 31, 2004, there were no compensatory plans or arrangements, including payments to be received from the company, with respect to anyone which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the company or our subsidiaries, or any change in control of the company, or a change in the person's responsibilities following a change in control of the company; where the value of such compensation exceeds $100,000 per executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2004, the name and address and the number of shares of our common stock held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                                 Amount and Nature of Beneficial
                                                 -------------------------------
                                                           Ownership(1)
                                                           ------------

                                                    Number          Percent of
Name of Beneficial Owner                         of Shares(2)    Voting Stock(3)
------------------------                         ------------    ---------------
Halter Financial Group, Ltd.
12890 Hilltop Road                                586,224             50.9%
Argyle, TX 76226

Harry Miller                                      414,204(4)          35.9%
401 Detwiller Lane
Bellevue, WA 98004

Kevin B. Halter, Jr.                              464,204(5)          31.6%
2591 Dallas Parkway
Frisco, TX  75034

Directors and executive officers
as a group (1 person)                             586,224             50.9%

1. On December 31, 2004, there were 1,152,458 shares of common stock outstanding and no issued and outstanding preferred stock. Each person named above has the sole investment and voting power with respect to all shares of common stock shown as beneficially owned by the person, except as otherwise indicated below.

2. Under applicable SEC rules, a person is deemed to be the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

3. In determining the percent of voting stock owned by a person on December 31, 2004, (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 1,152,458 shares in the aggregate of common stock outstanding on December 31, 2004, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

4. Includes 364,204 shares of common stock which Mr. Miller granted Mr. Kevin Halter an option to purchase, such option being exercisable from and including the date that we complete any form of merger or exchange transaction with an unaffiliated entity. The option was exercised by Mr. Halter in January 2005.

5. Includes 364,204 shares of common stock which Mr. Halter has a right to acquire from Mr. Miller through the exercise of an option granted to Mr. Halter by Mr. Miller, such option being exercisable from and including the date that the Company completes any form of merger or exchange transaction with an unaffiliated entity. The option was exercised by Mr. Halter in January 2005.

Changes in Control

As of December 31, 2004, there were no arrangements or pledges of the Company's securities which would have resulted in a change in control of the Company.

Equity Compensation Plan

As of December 31, 2004, we did not have any securities authorized for issuance under any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

On June 8, 2004, we issued Harry Miller, the Company's President and sole Director at the time, 99,858 shares of common stock of the Company in full satisfaction of a debt in the amount of $49,929. As of December 31, 2004, there were no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Indebtedness of Management

Not Applicable

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Statements filed as part of this Report:

1. Financial Statements

See "Index to Financial Statements" on page F-1 of this Report.

Exhibits

Exhibit
Number         Description
-------        -----------
3.1*           Articles of Incorporation of the Registrant.

3.2*           Articles of Amendment.

3.3+           Amended and Restated Bylaws.

10.1+          Securities and Exchange Agreement by and among BAK International,
               Ltd.,   Medina  Coffee,   Inc.  and  the   stockholders   of  BAK
               International, Ltd. dated as of January 20, 2005.

10.2+ Escrow Agreement by and among Medina Coffee, Inc., the selling stockholders, Xiangqian Li, and Securities Transfer Corporation dated as of January 20, 2005.

10.3+          Lock-up  Agreement  by  and  between  Medina  Coffee,   Inc.  and
               Xiangqian Li dated as of January 20, 2005.

10.4+          Form of Subscription Agreement.

10.5+ Summary of Sales Agreement by and between Shenzhen BAK Battery Co., Ltd. and Zhongshan Mingji Battery Co., Ltd. dated as of October 25, 2003.

10.6+ Summary of Purchase Agreement by and between Shenzhen BAK Battery Co., Ltd. and Luhua Technology (Shenzhen) Co., Ltd. dated as of April 14, 2004.

10.7+ Summary of Purchase Agreement by and between Shenzhen BAK Battery Co., Ltd. and Beijing CITIC Guoan Mengguli Electricity Supply Ltd. Co. dated as of September 30, 2004.

10.8+ Summary of Revolvable Credit Facilities Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Division, Shenzhen Branch, Agricultural Bank of China dated as of June 27, 2003.

10.9+ Summary of Guaranty Contract of Maximum Amount by and between Longgang Division, Shenzhen Branch, Agricultural Bank of China and Jilin Provincial Huaruan Technology Company Limited by Shares dated as of June 27, 2003.

10.10+ Summary of Comprehensive Credit Facilities Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Longgang Division, Shenzhen Branch, Agricultural Bank of China dated as of April 5, 2004.

10.11+ Summary of Guaranty Contract of Maximum Amount by and among Longgang Division, Shenzhen Branch, Agricultural Bank of China, Development and Construction (Group) Company Limited by Shares of Changchun Economic & Technology Development District, Jilin Provincial Huaruan Technology Company Limited by Shares and Xiangqian Li dated as of April 5, 2004.

10.12+ Summary of Comprehensive Credit Facilities Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Division, Shenzhen Development Bank dated as of April 1, 2004.

10.13+ Summary of Guaranty Contract of Maximum Amount by and among Longgang Division, Shenzhen Development Bank, Development and Construction (Group) Company Limited by Shares of Changchun Economic & Technology Development District, Jilin Provincial Huaruan Technology Company Limited by Shares, Xiangqian Li, Yanlong Zou, Fenghua Li, Jimin Li, Jiajun Huang, Baicheng Zhou, Jinghui Wang, Yongbin Han, Shuquan Zhang, Xinrong Yang, Yunfei Li and Weiqiang Zhang dated as of April 1, 2004.

10.14+ Summary of Comprehensive Credit Facilities Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Division, Shenzhen Branch, China Minsheng Bank dated as of January 14, 2004.

10.15+ Summary of Guaranty Contract of Maximum Amount by and among Longgang Division, Shenzhen Branch, China Minsheng Bank, Jilin Provincial Huaruan Technology Company Limited by Shares and Xiangqian Li dated as of November 15, 2003.

10.16+ Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Industrial Bank dated as of March 11, 2004.

10.17+ Summary of Guaranty Agreement by and between Shenzhen Branch, Industrial Bank and Shenzhen High-Tech Investment Service Co. dated as of March 10, 2004.

10.18+ Summary of Related Transaction Agreement by and between Shenzhen BAK Battery Co., Ltd. and Jilin Provincial Huaruan Technology Company Limited by Shares dated as of October 18, 2003.

10.19+ Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Division, Shenzhen Development Bank dated as of April 1, 2004.

21.1(Y)        Subsidiaries of the Registrant.

31.1(Y)        Section   302    Certification   of   Chief   Executive   Officer
               (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

31.2(Y)        Section   302   Certification   of   Senior   Financial   Officer
               (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

32.1(Y)        Section   906    Certification   of   Chief   Executive   Officer
               (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

32.2(Y)        Section   906   Certification   of   Senior   Financial   Officer
               (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

* Previously filed as an exhibit to Registration Statement on Form SB-1 (#333-41124) filed with the Commission on July 10, 2000.

+ Previously filed as an exhibit to Current Report on Form 8-K filed with the Commission on January 20, 2005.

(Y) Filed herewith

Reports of Form 8-K

There were no reports on Form 8-K filed with the SEC during the last quarter of the fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by Schwartz Levitsky Feldman L.L.P. for professional services rendered for the audit of our financial statements for the fiscal year ended December 31, 2004 were $10,000. The aggregate fees billed by George Stewart, C.P.A. for professional services rendered for (i) the review of financial statements included in the Company's Forms 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and (ii) the audit of the Company's financial statements for the fiscal year ended December 31, 2003 were $2,550 and $2,750, respectively.

Audit-Related Fees. There were no fees for assurance and related services by Schwartz Levitsky Feldman L.L.P. or George Stewart, C.P.A. for the fiscal years ended December 31, 2004 and December 31, 2003.

Tax Fees. There were no fees for tax compliance, tax advice or tax planning services by Schwartz Levitsky Feldman L.L.P. for the fiscal years ended December 31, 2004 and December 31, 2003. George Stewart, C.P.A. billed us $500 for its professional services rendered for the preparation of our 2003 tax return.

All Other Fees. There were no other fees for either audit-related or non-audit services billed by Schwartz Levitsky Feldman L.L.P. or George Stewart, C.P.A. for the fiscal years ended December 31, 2004 and December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CHINA BAK BATTERY, INC.

                                 /s/ Xiangqian Li
                                ------------------------------------------------
                         Name:  Xiangqian Li
                        Title: Director, Chairman of the Board, Chief Executive Officer and President
                         Date:  March 29, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                 /s/ Xiangqian Li
                                ------------------------------------------------
                         Name:  Xiangqian Li
                        Title: Director, Chairman of the Board, Chief Executive Officer and President
                         Date:  March 29, 2005


                                 /s/ Yongbin Han
                                ------------------------------------------------
                         Name:  Yongbin Han
                        Title:  Chief Financial Officer and Secretary
                         Date:  March 29, 2005

                               Medina Coffee, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                     DECEMBER 31, 2004 AND DECEMBER 31, 2003

                       Together with Report of Independent
                        Registered Public Accounting Firm

                        (Amounts expressed in US Dollars)

                               Medina Coffee, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                     DECEMBER 31, 2004 AND DECEMBER 31, 2003

                       Together with Report of Independent
                        Registered Public Accounting Firm

                        (Amounts expressed in US Dollars)




                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm                        1

Independent Auditors Report                                                    2

Balance Sheet as of December 31, 2004 and December 31, 2003                    3

Statement of Operations for the years ended December 31, 2004 and
    December 31, 2003                                                          4

Statement of Cash Flows for the years ended December 31, 2004 and
    December 31, 2003                                                          5

Statement of Stockholders' Deficiency for the years ended
    December 31, 2004 and December 31, 2003                                    6

Notes of Financial Statements                                             7 - 11

Letterhead of Schwartz Levitsky Feldman llp



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Medina Coffee Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Medina Coffee Inc. (incorporated in Nevada) as at December 31, 2004 and the related statements of operations, cash flows and stockholders' equity for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. We did not audit the financial statements of the Company from the date of inception to December 31, 2003, which statements reflect cumulative total assets of $3,148 as of December 31, 2003 and cumulative expenses of $76,523 for the period form inception to December 31, 2003. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception to December 31, 2003, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor the financial statements referred to above present fairly, in all material respects, the financial position of Medina Coffee Inc. as at December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from inception to December 31, 2004 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 5 to the financial statements, the Company is a development stage company and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements of Medina Coffee as of December 31, 2003 were audited by another auditor whose report dated April 11, 2004, expressed a qualified opinion on those financial statements.


/s/ Schwartz Levitsky Feldman llp

Toronto, Ontario, Canada
March 28, 2005                                             Chartered Accountants

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                       (206) 328-8554 FAX (206) 328 -0383

                           Independent Auditors Report

To the Board of Directors
Medina Coffee, Inc.
Bellevue, Washington

I have audited the accompanying balance sheets of Medina Coffee, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholder's equity and cash flows for the year ended December 31, 2003 and 2002 and October 4, 1999 (inception), to December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financing statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financing statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medina Coffee Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and October 4, 1999, (inception), to December 31, 2003 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 4 to the financial statements, the Company has had operating losses since inception. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart

April 11, 2004


MEDINA COFFEE, INC.
(A Development Stage Company)
Balance Sheet
As of December 31, 2004 and December 31, 2003
(Amounts expressed in US Dollars)

                                                            December 31,    December 31,
Assets                                                          2004            2003
------                                                      ------------    ------------
Current Assets                                              $       --      $       --

Cash                                                              16,060             108

Property & Equipment (Note # 4)                                     --             3,040
                                                            ------------    ------------

                                                                  16,060           3,148
                                                            ============    ============

Liabilities and Stockholders' Deficiency
                                                                            -    -------

Current Liabilities

Officers Advances                                                 20,000          42,340
                                                            ------------    ------------

Stockholder's deficiency:  Common stock, $.001 par value,
authorized 100,000,000 shares; 1,152,458
shares issued and outstanding at December 31, 2004                 1,150           1,050

Additional paid in capital                                        65,829          16,000
Deficit accumulated during the development stage                 (70,919)        (56,242)
                                                            ------------    ------------

                                                                  (3,940)        (39,192)
                                                            ------------    ------------

                                                                  16,060           3,148
                                                            ============    ============


    The accompanying notes are an integral part of these financial statements

Medina Coffee, INC.
(A Development Stage Company)
Statement of Operations
For the years ended December 31, 2004 and December 31, 2003
(Amounts expressed in US Dollars)

                              Cumulative      Year Ended      Year Ended
                                Since        December 31,    December 31,
                              Inception          2004            2003
                             ------------    ------------    ------------
                             $               $               $

Revenue                            45,634            --            40,914

Cost of Goods Sold                 25,353            --            21,599
                             ------------    ------------    ------------

Gross Profit                       20,281            --            19,315

General and Administrative         91,200          14,677          61,474
                             ------------    ------------    ------------

Net Loss                          (70,919)        (14,677)        (42,159)
                             ============    ============    ============


Net Loss per share
   Basic and diluted                              (0.0132)        (0.0401)


Weighted average number of
common shares outstanding                       1,108,259       1,052,600
                                             ============    ============




    The accompanying notes are an integral part of these financial statements


Medina Coffee, INC.
(A Development Stage Company)
Statement of Cash Flows
For the years ended December 31, 2004 and December 31, 2003
(Amounts expressed in US Dollars)

                                                                                    Deficit
                                                                                  accumulated
                                                                   Additional       during
                                    Common Stock   Common stock     Paid-in       development
                                    # of Shares       Amount        capital          stage
                                    ------------   ------------   ------------   ------------
                                                   $              $              $

Balance at October 4, 1999
Issuance of common stock for cash        900,100            900            900           --

Net loss, October 4, 1999
(inception) to December 31, 2000            --             --             --           (4,485)
                                    ------------   ------------   ------------   ------------

Balance at December 31, 2000             900,100            900            900         (4,485)


Issuance of stock for Cash                 2,000           --              200           --
Net loss year ended
   December 31, 2001                        --             --             --           (3,275)
                                    ------------   ------------   ------------   ------------

Balance at December 31, 2001             902,100            900          1,100         (7,760)


Issuance of stock for Cash               150,500            150         14,900           --
Net loss year ended
   December 31, 2002                        --             --             --           (6,323)
                                    ------------   ------------   ------------   ------------

Balance at December 31, 2002           1,052,600          1,050         16,000        (14,083)

Net loss year ended
   December 31, 2003                        --             --             --          (42,159)
                                    ------------   ------------   ------------   ------------

Balance at December 31, 2003           1,052,600          1,050         16,000        (56,242)

Net loss year ended December 31,
                             2004           --             --             --          (14,677)


Exchange Debt for Stock                   99,858            100         49,829           --
                                    ------------   ------------   ------------   ------------

Balance December 31, 2004              1,152,458          1,150         65,829        (70,919)
                                    ============   ============   ============   ============

    The accompanying notes are an integral part of these financial statements


(A Development Stage Company)
Statements of Changes in Stockholders' Deficiency
For the years ended December 31, 2004 and December 31, 2003
(Amounts expressed in US Dollars)

                                                        Since         Year Ended      Year Ended
                                                      Cumulative     December 31,    December 31,
                                                      Inception           2004            2003
                                                     ------------    ------------    ------------
                                                     $               $               $
Cash Flows from Operating Activities

     Net loss                                             (70,919)        (14,677)        (42,159)
     Depreciation                                             760            --               380
     Adjustments to reconcile net loss to cash
     (used) in operating activities

     Changes in assets and liabilities
        Accounts Payable                                     --              --              (592)
        Officers Notes Payable                               --              --              --
        Officers Advances Payable                          69,929          27,589          38,360
                                                     ------------    ------------    ------------

     Net Cash (used) in operating results                    (230)        (37,017)         (4,011)
                                                     ------------    ------------    ------------

Cash flows from Financing Activities
     Proceeds from issuance of stock                       17,050            --              --
                                                     ------------    ------------    ------------

Cash flows from Investing Activities
     Sale (Purchase) of Property                             (760)          3,040            --
                                                     ------------    ------------    ------------

Net increase (decrease) in cash                            16,060          15,952          (4,011)

Cash at Beginning of Period                                  --               108           4,119
                                                     ------------    ------------    ------------

Cash at End of Period                                      16,060          16,060             108
                                                     ============    ============    ============

Supplementary disclosure of non-cash investing and financing activities in connection with exchange of debt for stock:

Officers advances payable                                 (49,929)        (49,929)           --
Issuance of stock                                          49,929          49,929            --


    The accompanying notes are an integral part of these financial statements

MEDINA COFFEE, INC.
(A Development Stage Company)
Notes To Financial Statements
December 31, 2004 and December 31, 2003
(Amounts expressed in US Dollars)




1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized October 4, 1999, under the laws of the State of Nevada as Medina Coffee, Inc. The company commenced operations October 4, 1999 and, in accordance with SFAS # 7, is considered a development stage company.

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

     On June 10, 2004, the Company issued 99,858 shares of its $ 0.001 par value common stock in full settlement of debt owed to Harry Miller, the President and CEO of the Corporation, in the amount of $ 49,929. The price of the transaction was $ .50 per share.

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

MEDINA COFFEE, INC.
(A Development Stage Company)
Notes To Financial Statements
December 31, 2004 and December 31, 2003
(Amounts expressed in US Dollars)




2. ACCOUNTING POLICIES AND PROCEDURES

     a) Use of Estimates

          These financial statements have been prepared in accordance with generally accepted accounting principles in the United States if America. Because a precise determination of assets and liabilities, and corresponding revenues and expenses, depend on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below

     b)   Financial Instruments

          The carrying amount of the company's officers advances approximates fair value because of the short maturity of these instruments.

     c)   Income Taxes

          The company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

          Current income tax expense (recovery) is the amount of income taxes expected to be payable (recoverable) for the current year. A deferred tax asset and/ liability and for the expected future tax benefit to be derived from tax losses. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be "more likely than not" to be realized in future returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

     d)   Earnings or Loss Per Share

          The Corporation has adopted FSA No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic and diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year

MEDINA COFFEE, INC.
(A Development Stage Company)
Notes To Financial Statements
December 31, 2004 and December 31, 2003
(Amounts expressed in US Dollars)




2.   ACCOUNTING POLICIES AND PROCEDURES (cont'd)

     e)   Recent Pronouncements

          SFAS No. 149 - Amendment of SFAS 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, accounting for derivative instruments and hedging activities.

          SFAS No. 150 - Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

          SFAS No. 151 - "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

          SFAS 123 (Revised) - "Share Based Payment," which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised) is effective for the first interim or annual reporting period that begins after June 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

MEDINA COFFEE, INC.
(A Development Stage Company)
Notes To Financial Statements
December 31, 2004 and December 31, 2003
(Amounts expressed in US Dollars)




2.   ACCOUNTING POLICIES AND PROCEDURES (cont'd)

     e)   Recent Pronouncements (cont'd)

          SFAS 152 - In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67"Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005.

          SFAS 153 - In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29"("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005.

          The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

3.   WARRANTS AND OPTIONS

     There are no warrants or options outstanding to issue any additional shares of common stock of the Company.

4.   PROPERTY AND EQUIPMENT

     Property and Equipment consists of the following:
                                                            2004          2003
                                                          --------      --------
                                                          $             $

     Equipment                                                 --          3,800
     Accumulated Depreciation                                  --            760
                                                          --------      --------

                                                               --          3,040
                                                          ========      ========

MEDINA COFFEE, INC.
(A Development Stage Company)
Notes To Financial Statements
December 31, 2004 and December 31, 2003
(Amounts expressed in US Dollars)




5.   GOING CONCERN

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


6.   RELATED PARTY TRANSACTIONS

     The Company neither owns nor leases any real or personal property. Office services are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein


7.   Officers Advances

     The officers advances are interest free and are repayable on demand.

8.   Subsequent Events

     On January 20, 2005, Medina Coffee, Inc., a Nevada corporation, completed a stock exchange transaction with the stockholders of BAK International, Limited, a company incorporated under the laws of Hong Kong ("BAK International"). The exchange was consummated under Nevada law and pursuant to the terms of that certain Securities Exchange Agreement dated effective as of January 20, 2005.

     Pursuant to the Exchange Agreement, the Company issued 39,826,075 shares of its common stock, par value $0.001 per share, to the stockholders of BAK
     International, representing approximately 97.2% of the Company's post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International. Immediately, after giving effect to the exchange, the Company had 40,978,533 shares of its common stock outstanding. Pursuant to the exchange, BAK International became a wholly-owned subsidiary of the Company. The Company presently carries on the business of Shenzhen BAK Battery Co., LTD., a Chinese corporation and BAK International's wholly-owned subsidiary ("BAK Battery").

     The shares of the Company's common stock issued to stockholders of BAK International in connection with the exchange were not registered under the Securities Act of 1933, as amended (the "Securities Act") and, as a result, are "restricted securities" that may not be offered or sold in the United States absent registration or an applicable exemption from registration. Certificates representing these shares contain a legend stating the same. The Company has relocated its executive offices to those of BAK Battery at BAK Industrial Park, No. 1 BAK Street, Kuichong Town, Longgang District, Shenzhen, People's Republic of China.