Form 10QSB
period 2005-03-31
CHINA BAK BATTERY INC
filed 2005-05-16
CIK 1117171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                    000-49712
                            (Commission File Number)

                             CHINA BAK BATTERY, INC.
             (Exact name of registrant as specified in its charter)




              Nevada                                       88-0442833
(State or other jurisdiction of                (IRS Employer Identification No.)
         Incorporation)



                               BAK Industrial Park
                                No. 1 BAK Street
                        Kuichong Town, Lunggang District
                   Shenzhen, People's Republic of China 518119
               (Address of principal executive offices) (Zip Code)


        Issuer telephone number, including area code: (86 755) 897-70060





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [X]Yes [ ] No

As of May 12, 2005, 40,978,533 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format: [ ]Yes  [X] No

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE


    ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS                                 3

       Consolidated Balance Sheets as of March 31, 2005 (Unaudited)
           and September 30, 2004                                              3

       Consolidated Statement of Operations
           For the Three Months
           Ended March 31, 2005 and 2004  (Unaudited)                          4

       Consolidated Statement of Operations
           For the Six Months
           Ended March 31, 2005 and 2004  (Unaudited)                          5

       Consolidated Statements of Stockholders' Equity (Unaudited)           6-7

       Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2005 and 2004  (Unaudited)                          8

       Consolidated Statements of Cash Flows for the Six Months
           Ended March 31, 2005 and 2004  (Unaudited)                          9

       Notes to Consolidated Financial Statements                          10-17


    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                                        18-23

    ITEM 3.    CONTROLS AND PROCEDURES                                        23


PART II - OTHER INFORMATION                                                   24

    ITEM 6.    EXHIBITS                                                       24


SIGNATURES                                                                    25





                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                           Consolidated Balance Sheets

                   As of March 31, 2005 and September 30, 2004
                        (Amounts Expressed in US Dollars)
                                   (Unauidted)

                                       Assets
                                       ------
                                                                             March  31,   September 30,
                                                                               2005           2004
                                                                                 $              $
                                                                                            (Audited)
Current Assets

     Cash                                                                    10,886,298       3,212,176
     Cash -Restricted                                                        10,555,838       7,120,069
     Accounts Receivable, Net                                                30,717,771      20,999,561
     Inventories                                                             12,125,092      29,535,985
     Prepaid Expenses                                                         1,517,750       1,330,645
     Notes Receivable                                                           244,460          18,122
     Accounts Receivable - Related Party                                        561,989         911,093
                                                                           ------------    ------------
          Total Current                                                      66,609,198      63,127,651
                                                                           ------------    ------------
Long-Term Assets
     Property, Plant, & Equipment                                            22,602,319      19,875,583
     Construction in Progress                                                31,811,026      23,656,190
     Land Use Rights                                                          4,029,038       4,029,038
     Less Accumulated Depreciation                                           (3,868,270)     (2,370,774)
                                                                           ------------    ------------
          Long-term Assets, Net                                              54,574,113      45,190,037
                                                                           ------------    ------------
Other Assets

     Other Receivables                                                          149,469         225,972
     Intangible Assets, Net                                                      50,056          58,362
                                                                           ------------    ------------
          Total other                                                           199,525         284,334
                                                                           ------------    ------------

     Total Assets                                                           121,382,836     108,602,022
                                                                           ============    ============

                                Liabilities and Stockholders' Equity
                                ------------------------------------
Current Liabilities

     Accounts Payable                                                        17,810,106      23,570,087
     Bank Loans, Short Term                                                  28,876,941      27,304,162
     Short Term Loans                                                              --         1,812,316
     Notes Payable, Other                                                    25,222,575      20,772,559
     Land Use Rights Payable                                                  3,751,028       3,750,756
     Construction Costs Payable                                               2,549,304       6,347,846
     Customer Deposits                                                          208,450         369,390
     Accrued Expenses                                                         3,388,537       5,247,656
     Other Liabilities                                                          436,078         181,223
                                                                           ------------    ------------
          Total Current                                                      82,243,019      89,355,995
                                                                           ------------    ------------

Stockholders' Equity
     Capital Stock-$.001 Par Value; 100,000,000 Shares                           39,826          31,226
     Authorized; 39,826,075 and 31,225,642 Shares Issued and outstanding at March 31, 2005 and September 30, 2004, respectively
     Additional Paid In Capital                                              27,572,874      12,052,845
     Accumulated Comprehensive Income (Loss)                                     (1,669)           (144)
     Reserves                                                                 2,323,673       1,724,246
     Retained Earnings                                                        9,205,113       5,437,854
                                                                           ------------    ------------
                                                                             39,139,817      19,246,027
                                                                           ------------    ------------

     Total Liabilities and Stockholders' Equity                             121,382,836     108,602,022
                                                                           ============    ============


     The accompanying notes are an intergral part of these consolidated financial statements.

                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Operations

               For The Three Months Ended March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                 2005         2004
                                                   $            $

Revenues, Net of Returns                       25,878,407   16,166,081

Cost of Goods Sold                             19,717,964   12,279,578
                                               ----------   ----------

Gross Profit                                    6,160,443    3,886,503
                                               ----------   ----------

Expenses:
     Selling Expense                              896,954      403,804
     General and Administrative Expenses          688,599    1,433,426
     Research and Development                     165,770      114,498
     Bad Debts Expense                            294,252      119,881
     Depreciation and Amortization                751,078      404,107
                                               ----------   ----------
           Total Expenses                       2,796,653    2,475,716
                                               ----------   ----------

Operating Income                                3,363,790    1,410,787

Other Expense
     Finance Costs                                572,064      107,308
     Other Expense                                  8,759        5,559
                                               ----------   ----------

Net Income Before Provision for Income Taxes    2,782,967    1,297,920

Provision for Income Taxes                        219,776       97,394
                                               ----------   ----------

Net Income                                      2,563,191    1,200,526
                                               ==========   ==========

Net Income Per Share - Basic and Diluted             0.07         0.04
                                               ==========   ==========

Weighted Average Shares Outstanding            38,010,428   31,225,664
                                               ==========   ==========



     The accompanying notes are an integral part of these consolidated financial statements.

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Operations

                For The Six Months Ended March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                    2005            2004
                                                      $               $

Revenues, Net of Returns                          51,004,672      31,750,468

Cost of Goods Sold                                39,739,301      24,271,267
                                                  ----------      ----------

Gross Profit                                      11,265,371       7,479,201
                                                  ----------      ----------

Expenses:
     Selling Expense                               1,702,971         836,189
     General and Administrative Expenses           1,808,196       1,924,452
     Research and Development                        185,791         206,305
     Bad Debts Expense                               345,487         107,595
     Depreciation and Amortization                 1,505,805         593,884
                                                  ----------      ----------
           Total Expenses                          5,548,250       3,668,425
                                                  ----------      ----------

Operating Income                                   5,717,121       3,810,776

Other Expense
     Finance Costs                                   961,714         157,980
     Other Expense                                    24,879          14,558
                                                  ----------      ----------

Net Income Before Provision for Income Taxes       4,730,528       3,638,238

Provision for Income Taxes                           363,842          97,394
                                                  ----------      ----------

Net Income                                         4,366,686       3,540,844
                                                  ==========      ==========

Net Income Per Share - Basic and Diluted                0.13            0.11
                                                  ==========      ==========

Weighted Average Shares Outstanding               34,580,756      31,225,642
                                                  ==========      ==========


     The accompanying notes are an integral part of these consolidated financial statements.






                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                     For The Six Months Ended March 31, 2005
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                            Par Value       Additional
                                             Number of        Common         Paid-In
                                              Shares          Stock          Capital
-----------------------------------------   ------------   ------------   -----------
                                                                 $              $


Balance - September 30, 2003                  31,225,642         31,226      1,176,927

Capital Contribution                                --             --       10,873,899
Net Income (Loss)                                   --             --             --
Transfer to Reserve                                 --             --             --
Deemed Distribution to Shareholders -
      Intangible Assets                             --             --             --
Foreign Currency Translation                        --             --             --
-----------------------------------------   ------------   ------------   ------------

Balance -  March 31, 2004                     31,225,642         31,226     12,050,826
-----------------------------------------   ------------   ------------   ------------

Balance - September 30, 2004                  31,225,642         31,226     12,052,845

Contribution of Cash by Stockholders           8,600,433          8,600     15,520,029
Net Income                                          --             --             --
Transfer to Reserves                                --             --             --
Foreign Currency Translation                        --             --             --
-----------------------------------------   ------------   ------------   ------------

Balance - March 31, 2005                      39,826,075   $     39,826   $ 27,572,874
=========================================   ============   ============   ============


     The accompanying notes are an integral part of these consolidated financial statements.




                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
     Consolidated Statements of Changes in Stockholders' Equity (continued)
                     For The Six Months Ended March 31, 2005
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


Continued


                                                Retained                     Comprehensive   Stockholders'
                                                Earnings          Reserves    Income (Loss)      Equity
                                               ------------    ------------   ------------    ------------
                                                     $                $             $               $


Balance - September 30, 2003                      3,630,298         651,583            (49)      5,489,985

Capital Contribution                                   --              --             --        10,873,899
Net Income (Loss)                                 3,540,843            --             --         3,540,843
Transfer to Reserve                                (514,404)        514,404           --              --
Deemed Distribution to Shareholders -
      Intangible Assets                          (3,866,088)           --             --        (3,866,088)
Foreign Currency Translation                           --              --               49              49
-----------------------------------------      ------------    ------------   ------------    ------------

Balance -  March 31, 2004                         2,790,649       1,165,987           --        16,038,688
-----------------------------------------      ------------    ------------   ------------    ------------

Balance - September 30, 2004                      5,437,854       1,724,246           (144)     19,246,027

Contribution of Cash by Stockholders                   --              --             --        15,528,629
Net Income                                        4,366,686            --             --         4,366,686
Transfer to Reserves                               (599,427)        599,427           --              --
Foreign Currency Translation                           --              --           (1,525)         (1,525)
-----------------------------------------      ------------    ------------   ------------    ------------

Balance - March 31, 2005                       $  9,205,113    $  2,323,673   $     (1,669)   $ 39,139,817
=========================================      ============    ============   ============    ============



                               CHINA BAK BATTERY,
                                      INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Cash Flows
               For The Three Months Ended March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                                2005           2004
                                                                 $              $
Cash Flows from Operating Activities

Net Income                                                    2,563,191      1,200,526
  Adjustments to reconcile net income to net cash
   from operating activities:
  Bad debt expense                                              294,252        119,881
  Amortization                                                    2,397            166
  Depreciation                                                  748,678        399,137
  Changes in Assets and Liabilities:

     Accounts Receivable                                     (4,000,209)    (3,524,821)
     Inventory                                                7,175,667     (6,184,949)
     Prepaid Expenses                                        (1,108,578)    (1,752,136)
     Note Receivable                                            211,185         (1,414)
     Accounts Payable                                        (2,973,006)     6,290,314
     Customer Deposits                                          (23,594)      (392,609)
     Accrued Expenses                                           804,944      3,422,900
     Construction Costs Payable                              (4,545,101)          --
     Other Liabilities                                          254,842             (9)
     Deferred Expenses                                             --           19,987

                                                            -----------    -----------
       Net Cash Flows from Operating Activities                (595,332)      (403,027)
                                                            -----------    -----------

Cash Flows from Investing Activities
  Acquisition of Property and Equipment                      (1,425,750)      (529,714)
  Construction in Progress                                   (4,784,404)    (3,563,523)
  Investment in Intangible Assets                                  --             --
                                                            -----------    -----------
       Net Cash Flows from Investing Activities              (6,210,154)    (4,093,237)
                                                            -----------    -----------

Cash Flows from Financing Activities
  Proceeds from Borrowings                                   27,229,641     10,836,727
  Repayment of Borrowing                                    (25,694,732)    (6,750,614)
  Cash Pledged To Bank                                       (2,628,818)    (1,226,900)
  Deemed Distribution to Shareholders - Intangible Assets          --             --
  Proceeds from Issuance of Capital Stock                    15,528,629           --
                                                            -----------    -----------
       Net Cash flows from Financing Activities              14,434,720      2,859,213
                                                            -----------    -----------

Effect of Exchange Rate Changes on Cash                            --              (58)

Net Increase (Decrease) in Cash                               7,629,234     (1,637,109)

Cash - Beginning of Period                                    3,257,064      2,511,771

                                                            -----------    -----------
Cash - End of Period                                         10,886,298        874,662
                                                            ===========    ===========

Supplemental Cash Flow Disclosures:
  Interest Paid                                                 561,508         73,410
                                                            ===========    ===========
  Income Taxes Paid                                              43,156           --
                                                            ===========    ===========


     The accompanying notes are an integral part of these consolidated financial statements.



                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Cash Flows
                For The Six Months Ended March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                                2005            2004
                                                                  $               $

Cash Flows from Operating Activities

Net Income                                                    4,366,686      3,540,844
  Adjustments to reconcile net income to net cash
   from operating activities:
  Bad debt expense                                              345,487        107,595
  Amortization                                                    8,306            460
  Depreciation                                                1,497,496        588,620
  Changes in Assets and Liabilities:

     Accounts Receivable                                     (9,637,817)    (7,018,989)
     Inventory                                               17,410,893     (5,195,713)
     Prepaid Expenses                                          (187,105)    (3,214,680)
     Note Receivable                                           (226,338)      (258,825)
     Accounts Payable                                        (5,759,981)     9,142,301
     Customer Deposits                                         (160,940)      (617,508)
     Accrued Expenses                                        (1,859,119)     3,515,983
     Construction Costs Payable                              (3,798,542)          --
     Other Liabilities                                          254,855         60,408
     Deferred Expenses                                             --           (7,373)

                                                            -----------    -----------
       Net Cash Flows from Operating Activities               2,253,881        643,123
                                                            -----------    -----------

Cash Flows from Investing Activities
  Acquisition of Property and Equipment                      (2,726,736)    (3,335,334)
  Construction in Progress                                   (8,154,836)   (12,150,348)
  Investment in Intangible Assets                                  --           (5,685)
                                                            -----------    -----------
       Net Cash Flows from Investing Activities             (10,881,572)   (15,491,367)
                                                            -----------    -----------

Cash Flows from Financing Activities
  Proceeds from Borrowings                                   48,749,538     20,843,580
  Repayment of Borrowing                                    (44,539,060)   (11,572,559)
  Cash Pledged To Bank                                       (3,435,769)    (1,226,900)
  Deemed Distribution to Shareholders - Intangible Assets          --       (3,866,088)
  Proceeds from Issuance of Capital Stock                    15,528,629     10,873,899
                                                            -----------    -----------
       Net Cash flows from Financing Activities              16,303,338     15,051,932
                                                            -----------    -----------

Effect of Exchange Rate Changes on Cash                          (1,525)            49

Net Increase (Decrease) in Cash                               7,674,122        203,737

Cash - Beginning of Period                                    3,212,176        670,925

                                                            -----------    -----------
Cash - End of Period                                         10,886,298        874,662
                                                            ===========    ===========

Supplemental Cash Flow Disclosures:
  Interest Paid                                                 874,703        126,208
                                                            ===========    ===========
  Income Taxes Paid                                             138,014           --
                                                            ===========    ===========



     The accompanying notes are an integral part of these consolidated financial statements.

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


1.   BASIS OF PRESENTATION


     The condensed consolidated financial statements of China BAK Battery, Inc. (formerly known as Medina Coffee, Inc.) and Subsidiary (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB, and other reports filed with the SEC.

     The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital and stock awards.


     The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America and include the accounts of BAK International Limited and Shenzhen BAK Battery Co, Ltd. for all periods presented. All significant intercompany balances and transactions have been eliminated on consolidation.

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


2.   RECAPITALIZATION TRANSACTION

     On January 20, 2005, China BAK Battery, Inc. (formerly known as Medina Coffee, Inc.) and Subsidiary completed a stock exchange transaction with the stockholders of BAK International Limited., a Hong Kong company, or BAK International. The exchange was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement dated effective as of January 3, 2005 by and among China BAK, BAK International and the stockholders of BAK International. Pursuant to the Securities Exchange Agreement, the Company issued 39,826,075 shares of common stock, par value $0.001 per share, to the stockholders of BAK International (31,225,642 Shares are original shareholders of BAK and 8,600,433 Shares to new investors), representing approximately 97.2% of the China BAK post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International. The Company presently carries on the business of Shenzhen BAK Battery Co., Ltd., a Chinese corporation and BAK International's wholly-owned subsidiary, or BAK Battery.

     The reverse merger transaction has been accounted for as a recapitalization of BAK International whereby the historical financial statements and operations of BAK become the historical financial statements of the
     Registrant with no adjustment to the carrying value of the assets and liabilities. The accompanying financial statements reflect the recapitalization of the stockholders equity as if the transaction occurred as of the beginning of the first period presented.


3.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     BAK International Limited was incorporated in Hong Kong on December 29, 2003 under the Companies Ordinance as BATCO International Limited and subsequently changed its' name to BAK International Limited on November 3, 2004. BAK International Limited acquired 100% of the outstanding shares of Shenzhen BAK Battery Co., Ltd ("BAK") for a total consideration of USD$11.5 million on November 6, 2004. Simultaneously, the former shareholders of BAK acquired 96.8% of the issued shares of BAK International Limited. Consequently, the shareholders of BAK International Limited are substantially the same as the former shareholders as BAK therefore the transaction has been accounted for as a recapitalization of BAK with no adjustment to the historical basis of the assets and liabilities of BAK and the operations consolidated as though the transaction occurred as of the beginning of the first accounting period presented in these financial statements.

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)



3.   ORGANIZATION AND PRINCIPAL ACTIVITIES (cont'd)

     Shenzhen BAK Battery Co., Ltd. ("BAK") was founded on August 3, 2001 as a China-based company specializing in lithium ion (known as "Li-ion" or "Li-ion cell") battery cell production, for use in the replacement battery market, primarily for cell phones in the Peoples Republic of China (PRC).


     On January 20, 2005, BAK International closed a private placement of its securities with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of $17,000,000. The cash and shares of common stock will be held in escrow until the completion of the reverse merger transaction described in Note 2 and the filing of a registration statement with the Securities and Exchange Commission. In conjunction with this financing, the Chief Executive Officer and major shareholder of the Company agreed to place 2,179,550 shares of the Company's common stock owned by him into an escrow account, of which 50% are to be released to the investors in the private placement if audited net income for the fiscal year ending September 30, 2005 is not at least $12,000,000 and of which 50% are to be released to investors in the private placement if audited net income for the fiscal year ending September 30, 2006 is not at least $27,000,000.

     The Company changed its year-end from December 31 to September 30, effective from September 30, 2004.

     In February 2005, the Company changed its name from Medina Coffee Inc. to China BAK Battery, Inc.


     The Company is subject to the consideration and risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.

     The economy of PRC differs significantly from the economies of the "western" industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in PRC.

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


3.   ORGANIZATION AND PRINCIPAL ACTIVITIES (cont'd)

     Many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws, and enforcement of existing laws may be uncertain and sporadic.

     The Company's operating assets and primary sources of income and cash flows are of interests in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

     As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

     The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable from customers. Cash and cash equivalents are maintained with major banks in the PRC. The Company's business activity is primarily with customers in the PRC. The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk.

     Any devaluation of the Renminbi (RMB) against the United States dollar would consequently have adverse effects on the Company's financial performance and asset values when measured in terms of the United States dollar. Should the RMB significantly devalue against the United States dollar, such devaluation could have a material adverse effect on the Company's earnings and the foreign currency equivalent of such earnings. The Company does not hedge its RMB - United States dollar exchange rate exposure.

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


3.   ORGANIZATION AND PRINCIPAL ACTIVITIES (cont'd)

     On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). No representation is made that the RMB amounts have been, or could be, converted into US$ at that or any rate. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.


4.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)



4.   RECENTLY ISSUED ACCOUNTING STANDARDS (cont'd)

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The Company is currently evaluating the impact of SFAS 153 on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for non-small business issuers for all interim periods beginning after June 15, 2005. SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.


5.   BANK DEBTS

     During the quarter ended March 31, 2005, the Company entered into debt agreements with two separate banks in the aggregate amount of approximately $21,320,000. The loans are to support the working capital needs of the Company. Interest is charged on the debt at rates ranging from 4.75% to 5.22% per annum. The loans contain the personal guaranty of the principal stockholders of the Company.

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)



6.   CONTINGENCIES AND COMMITMENTS

     A.   Contingent Liabilities

          1.   Land Use and Ownership Certificate:

               According to relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction need to be obtained before construction of building is commenced. An ownership certificate shall be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained.

               BAK has not yet obtained the land use right certificate and government approvals relating to the construction of BAK Industrial Park (the Company's operating premises). However, BAK has applied to obtain the land use right certificate of approval.

               Management believes, under the condition that BAK is granted a land use right certificate and related approvals, there should be no legal barriers for BAK to obtain an ownership certificate for the premises presently under construction in BAK Industrial Park. However, in the event that BAK fails to obtain the land use right certificate relating to BAK Industrial Park and/or the government approvals required for the construction of BAK Industrial Park, there is the risk that the buildings constructed need to be vacated as illegitimate constructions.

               However, management believes that this possibility while present, is very remote. At a result, no provision has been made in the financial statements for this potential occurrence.


          2.   2005  -  US$  1,715,399   Guaranteed  for  Shenzhen   Tongli,   a
               non-related party
               2005  -  US$  1,208,153   Guaranteed  for  Shenzhen  Zhengda,   a
               non-related party
               2005 - US$ 3,856,566 Notes Receivable Discounted


               The Company sells notes and accounts receivable from time to time to banks at a discount. At the time of the sale all rights and privileges of holding the note are transferred to the banks or suppliers. When notes are sold, the Company removes the asset from its book with a corresponding expense for the amount of the discount. The Company remains contingently liable on a portion of the amount outstanding in the event the note maker defaults. The company was contingently liable at March 31, 2005 and 2004 in the amounts of $3,856,566.


               No provision has been made in the financial statements for these contingencies.

          3. BAK and Development and Construction (Group) Company Limited By Shares ("Changchun Co.") of Changchun Economic & Technology Development District, have entered into a Cross-Guaranty Agreement, dated February 20, 2004 (the "Agreement"), pursuant to which the parties were obligated to guaranty a specified amount of each other's indebtedness to specifically identified lending institutions. As of December 22, 2004, Chang Chu Jingkai had guaranteed indebtedness of the Company to Longgang Division,Shenzhen Branch, Agricultural Bank of China (Agricultural Bank) in the amount of USD$ 24,164,220 (The "BAK Indebtedness"). BAK has not guaranteed any indebtedness of Changchun Co. in accordance with the Agreement. On December 22, 2004, the Company received from Changchun Co. a letter of termination pursuant to which the Agreement was deemed terminated by Changchun Co. and the Company was relieved of all obligations to guaranty any indebtedness of Changchun Co. in the future. The termination of the Agreement in no way effects Changchun Co.'s continuing guaranty of the BAK Indebtedness.

          4.   Social Insurance of BAK's Employees:

               BAK is required to cover employees with various types of social insurance. Although all insurances have been purchased for management employees, BAK has not fully covered other employees. Management believes that BAK needs to provide all employees with the required insurance.

               In the event that any current employee, or former employee, files a complaint with the government, not only will BAK be required to purchase insurance for such employee, but BAK may be subject to administrative fines. As the Company believes that these fines are nominal, no provision for any potential fines has been made in the accompanying financial statement.

          B.   Capital Commitments

               BAK has commitments under construction contracts for the construction of factory, office, and employee residence buildings, amounting to $1,834,065. These contracts are contemplated to be completed at various dates up to the end of the 2005 calendar year.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Revenues

Revenues increased to approximately $25.88 million for the three months ended March 31, 2005 as compared to approximately $16.17 million for same period of the prior year, an increase of approximately $9.71 million or 60%. Our revenues increased during the period as a result of inroads made into the aluminum case cell market where revenues increased to approximately $ 6.84 million for the period as compared to approximately $2.36 in the prior year period, an increase of $4.48 million. Revenues relating to steel case batteries increased to approximately $11.4 million from approximately $9.98 million in the prior year period, an increase of approximately $1.42 million or 14 %. Our customers continued to demand price concessions during the second quarter of fiscal 2005, while simultaneously raising the bar with respect to quality and service requirements. In response to these conditions, we relied on the time-tested approach of cost and price containment. The Company was able to gain market share both domestically and internationally during the period because, in our belief, our production volume and technological advantage gives us an advantage over our competitors with regard to supply ability and cost.

Gross Profit

Gross profit for the three months ended March 31, 2005 was approximately $6.16 million or 23.8% of revenues as compared to gross profit of approximately $3.89 million or 24.06% of revenues for the same period of the prior year.

The slight reduction in gross profit, as a percentage of revenues, resulted primarily from a combination of increased unit selling prices and increased unit manufacturing costs stemming from an increase in prices for most raw materials used in the manufacturing process. Steel case cell battery selling prices increased by 6 % during the period, while cost of steel case cell units increased by about 12%, resulting in an overall decrease in gross profit from 26% to 21% of revenues. In the aluminum case cell market, price increases averaged 1.6% and unit costs increased by13%, thereby reducing gross profit. As such, gross profits in aluminum case segment decreased from 26 % to 18 % of revenues. We did, however, gain market share due in part to our decision to maintain low pricing, the improved quality of our products and the improvements we made in manufacturing efficiencies. Prior to 2004, we sold our products primarily into the replacement battery market (as opposed to the OEM market). Products in the replacement market face lower prices and, consequently, lower gross profit margins. Our profit margins should increase as we move into the OEM segment.

Continued vertical integration of the manufacturing process, increasing production efficiencies, and low labor costs collectively served to contain costs and we anticipate that these activities will position us to maintain gross profit margins at or near the 22% range during our current fiscal year. Cost savings realized from the above initiatives will help to offset potential raw material and other price increases during 2005 and beyond. Management continues to focus on cost containment and savings realized based on increased economies of scale in order to maintain gross profit margins near 2004 levels.

Some entities include all costs associated with their distribution system in cost of goods sold while other companies may record a portion of their distribution costs in selling expense. Because of this disparity in financial reporting, gross margins between our company and other companies may not be comparable. With the exception of transportation and freight charges which we include under selling expenses, we believe we include most other costs of our distribution system.

Selling Expenses

Selling expenses increased to approximately $897,000 for the three month period ended March 31, 2005 as compared to approximately $404,000 for the same period of the prior year, an increase of approximately $493,000 or about 122%.

Salaries related to selling efforts increased to approximately $530,000 from approximately $134,000 for the same period of the prior year, an increase of approximately $396,000. More sales and marketing efforts were required to continue gaining market share and to grow revenues. We had 76 employees engaged in sales and marketing as of March 31, 2005 as compared to 63 as of March 31, 2004. In connection with the introduction of a formal and coordinated marketing campaign, marketing expenses decreased to approximately $44,000 from approximately $62,000 incurred in the same period of the prior year, an decrease of approximately $18,000. Transportation, filing fees, promotion, trademarks, and other related selling and marketing expenses increased to approximately $314,000 from approximately $210,000 for the same period of the prior year, an increase of approximately $104,000

Marketing or advertising costs consist primarily of promoting ourselves and our products through printed advertisements in trade publications and displaying our products through attendance and industry trade exhibitions. We do not pay slotting fees, engage in cooperative advertising programs, participate in buydown programs or similar arrangements. No material estimates are required to determine our marketing or advertising costs.

General and Administrative Expenses

General and administrative expenses decreased to approximately $689,000 for the three months ended March 31, 2005 as compared to approximately $1,433 million for the same period of the prior year, an decrease of approximately $744,000 or 51%. As a percentage of revenues, general and administrative expenses were 2.6% and 8.9% as of March 31, 2005 and March 31, 2004, respectively. Despite efforts related to increasing manufacturing facilities, general and administrative expenses remained manageable relative to revenues.

Salaries and benefits, including training, increased to approximately $402,000 for the three month period ended March 31, 2005 from approximately $340,000 for the three month period ended March 31, 2004, an increase of approximately $62,000 or 18%. We had152 employees in machinery and engineering positions as of March 31, 2005, as compared to 32 employees as of the same period for the prior year. Increases in office expenses, insurance, professional fees, maintenance, recruitment, and other administrative expenses accounted for the remainder of the increase in this category.

Research and Development Expenses

Research and development expenses increased to approximately $166,000 for the three months ended March 31, 2005 as compared to approximately $115,000 for the same period of the prior year, an increase of approximately $51,000 or 44%. Increase in research and development staff to 108 as of March 31, 2005 from91 as of the same period of the prior year was the primary factor accounting for the increase in this category. New initiatives, such as rechargeable lithium polymer batteries research and development, and an increase in patent applications and maintenance required incremental staff hiring contributed to the increase.

Bad Debts

Bad debt expense totaled approximately $294,000 for the three months ended March 31, 2005 as compared to approximately $120,000 for the same period of the prior year, a increase of $174,000 or 145%. As a percentage of revenues, bad debts were approximately 1.1% and 0.7% for the three months ended March 31, 2005 and 2004, respectively. We believe that the reserve for bad debts as of March 31, 2005 is adequate and will adjust future reserves as we gain more experience with our customers.

Depreciation and Amortization

Depreciation and amortization totaled approximately $751,000 for the three months ended March 31, 2005 as compared to approximately $404,000 for the same period of the prior year, an increase of approximately $347,000 or 86%. The increase in depreciation and amortization principally reflects our expansion or manufacturing facilities and related acquisitions.

Operating Income

Operating income totaled approximately $3.36 million for the three months ended March 31, 2005 as compared to operating income of approximately $1.41 million for the same period of the prior year, an increase of approximately $1.95 million or 138%.

As a percentage of revenues, operating income was 12% for the three months ended March 31, 2005 as compared to 8.7% for the same period of the prior year. The growth in operating income as a percentage of revenues was substantially due to the increase in gross profit.

Finance Costs

Finance costs increased to approximately $572,000 for the three month period ended March 31, 2005 as compared to approximately $107,000 for the same period of the prior year, an increase of approximately $465,000 or 435%.

We had approximately $54 million in short term loans and notes payable as of March 31, 2005 as compared to approximately $20.7 million outstanding as of March 31, 2004. Short term loans and notes payable are comprised of various short term bank loans and promissory notes, with interest ranging from 4.75% to
5.84 %, and maturities of generally less than twelve months. The increase in interest bearing debt caused the increase in finance costs. The funds were used for working capital purposes based on the increase in revenues.

Net Income

Primarily as a result of increased sales during the period, we increased our net income to approximately $2.5 million as compared to approximately $1.2 million for the same period of the prior year, an increase of approximately $1.0 million or about 108%.

Dividends

We have not paid out any dividends to date. In determining our dividend policy, our Board of Directors considers current and long term profitability, committed and potential cash requirements, and our overall financial condition. We do not anticipate the payment of any dividends in the future based on the present financial requirements for expansion. Should we decide in the future to pay dividends, as a holding company, our ability to do so and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Results of operations for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.

Revenues

Revenues increased to approximately $51 million for the six months ended March 31, 2005 as compared to approximately $32 million for same period of the prior year, an increase of approximately $19 million or 59%. Our revenues increased during the period as a result of inroads made into the aluminum case cell market where revenues increased to approximately $13.39 million for the period as compared to approximately $4.25 in the prior year period, an increase of $9.14 million. Revenues relating to steel case batteries increased to approximately $25.54 million from approximately $23.67 million in the prior year period, an increase of approximately $1.87 million or 7.9%. Our customers continued to demand price concessions during the second quarter of fiscal 2005, while simultaneously raising the bar with respect to quality and service requirements. In response to these conditions, we relied on the time-tested approach of cost containment and price reductions. Despite continued pricing pressure resulting in selling price reductions during the year in the steel case market, we were able to gain market share both domestically and internationally during the period because, in our belief, our production volume and technological advantage gives us an advantage over our competitors with regard to supply ability and cost.

Gross Profit

Gross profit for the six months ended March 31, 2005 was approximately $11.3 million or 22% of revenues as compared to gross profit of approximately $7.5 million or 24% of revenues for the same period of the prior year.

The decrease in gross profit, as a percentage of revenues, resulted from a combination of increased unit selling prices, primarily in the aluminum market and increased unit manufacturing costs stemming from an increase in prices for most raw materials used in the manufacturing process. Steel case cell battery selling prices decreased by 4.3% during the period, while cost of steel case cell units increased by about 1.5 %, resulting in an overall decrease in gross profit from 23 % to 19 % of revenues. In the aluminum case cell market, price increases averaged 12 % and unit costs increased by 33 %, thereby reducing gross profit. As such, gross profits in aluminum case segment decreased from 28 % to 16 % of revenues. We did, however, gain market share due in part to our decision to maintain low pricing, the improved quality of our products and the improvements we made in manufacturing efficiencies. Prior to 2004, we sold our products primarily into the replacement battery market (as opposed to the OEM market). Products in the replacement market face lower prices and, consequently, lower gross profit margins. Our profit margins should increase as we move into the OEM segment.

Continued vertical integration of the manufacturing process, increasing production efficiencies, and low labor costs collectively served to contain costs and we anticipate that these activities will position us to maintain gross profit margins at or near the 22% range during our current fiscal year. Cost savings realized from the above initiatives will help to offset potential raw material and other price increases during 2005 and beyond. Management continues to focus on cost containment and savings realized based on increased economies of scale in order to maintain gross profit margins near 2004 levels.

Some entities include all costs associated with their distribution system in cost of goods sold while other companies may record a portion of their distribution costs in selling expense. Because of this disparity in financial reporting, gross margins between our company and other companies may not be comparable. With the exception of transportation and freight charges which we include under selling expenses, we believe we include most other costs of our distribution system.

Selling Expenses

Selling expenses increased to approximately $1.7 million for the six month period ended March 31, 2005 as compared to approximately $836,000 for the same period of the prior year, an increase of approximately $837,000 or about 100%.

Salaries related to selling efforts increased to approximately $1.28 million from approximately $523,000 for the same period of the prior year, an increase of approximately $757,000. More sales and marketing efforts were required to continue gaining market share and to grow revenues. We had 76 employees engaged in sales and marketing as of March 31, 2005 as compared to 63 as of March 31, 2004. In connection with the introduction of a formal and coordinated marketing campaign, marketing expenses increased to approximately $1.82 million from approximately $840,000 incurred in the same period of the prior year, an increase of approximately $980,000. Transportation, filing fees, promotion, trademarks, and other related selling and marketing expenses accounted for the majority of the increase.

Marketing or advertising costs consist primarily of promoting ourselves and our products through printed advertisements in trade publications and displaying our products through attendance and industry trade exhibitions. We do not pay slotting fees, engage in cooperative advertising programs, participate in buydown programs or similar arrangements. No material estimates are required to determine our marketing or advertising costs.

General and Administrative Expenses

General and administrative expenses decreased to approximately $1.80 million for the six months ended March 31, 2005 as compared to approximately $1.92 for the same period of the prior year, a decrease of approximately $120,000 or 6.25%. As a percentage of revenues, general and administrative expenses were 3.5% and 6% as of March 31, 2005 and March 31, 2004, respectively. Despite efforts related to increasing manufacturing facilities, general and administrative expenses remained manageable relative to revenues.

Salaries and benefits,  including  training,  increased to  approximately  $4.41 million for the six month period ended March 31, 2005 from approximately $3.25 for the six month period ended March 31, 2004, an increase of approximately $1.16 million or 35%. We had 152 employees in machinery and engineering positions as of March 31, 2005, as compared to 32 employees as of the same period for the prior year. Increases in office expenses, insurance, professional fees, maintenance, recruitment, and other administrative expenses accounted for the remainder of the increase in this category.

Research and Development Expenses

Research and development expenses decreased to approximately $186,000 for the six months ended March 31, 2005 as compared to approximately $206,000 for the same period of the prior year, a decrease of approximately $20,000 or 10%.The Company engaged in less patent applications in the first quarter of fiscal 2005 and enacted it's new initiatives, such as rechargeable lithium polymer batteries research and development, during the second quarter of 2005.

Bad Debts

Bad debt expense totaled approximately $345,000 for the six months ended March 31, 2005 as compared to approximately $108,000 for the same period of the prior year, a increase of $237,000 or 219%. As a percentage of revenues, bad debts were approximately 0.7% and 0.3% for the six months ended March 31, 2005 and 2004, respectively. We believe that the reserve for bad debts as of March 31, 2005 is adequate and will adjust future reserves as we gain more experience with our customers.

Depreciation and Amortization

Depreciation and amortization totaled approximately $1.5 million for the six months ended March 31, 2005 as compared to approximately $594,000 for the same period of the prior year, an increase of approximately $906,000 or 153%. The increase in depreciation and amortization principally reflects our expansion or manufacturing facilities and related acquisitions.

Operating Income

Operating income totaled approximately $5.71 million for the six months ended March 31, 2005 as compared to operating income of approximately $3.81 million for the same period of the prior year, an increase of approximately $1.90 million or 49%.

As a percentage of revenues, operating income was 11.2% for the six months ended March 31, 2005 as compared to 12.0% for the same period of the prior year. The reduction in operating income as a percentage of revenues was substantially due to the increase in selling expense and depreciation / amortization.

Finance Costs

Finance costs increased to approximately $961,000 for the six month period ended March 31, 2005 as compared to approximately $158,000 for the same period of the prior year, an increase of approximately $803,000 or 508%.

We had approximately $54 million in short term loans and notes payable as of March 31, 2005 as compared to approximately $20.7 million outstanding as of March 31, 2004. Short term loans and notes payable are comprised of various short term bank loans and promissory notes, with interest ranging from 4.75 % to
5.84 %, and maturities of generally less than twelve months. The increase in interest bearing debt caused the increase in finance costs. The funds were used for working capital purposes based on the increase in revenues.

Net Income

Primarily as a result of increased sales during the period, we increased our net income to approximately $4.36 million as compared to approximately $3.54 million for the same period of the prior year, an increase of approximately $82,000 or about 23.3%.

Dividends

We have not paid out any dividends to date. In determining our dividend policy, our Board of Directors considers current and long term profitability, committed and potential cash requirements, and our overall financial condition. We do not anticipate the payment of any dividends in the future based on the present financial requirements for expansion. Should we decide in the future to pay dividends, as a holding company, our ability to do so and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.


Item 3.  Controls and Procedures

Prior to the conclusion of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13(a)-14(c). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II  OTHER INFORMATION

Item 6.  Exhibits

The following documents are filed as part of this report:

31.1 Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHINA BAK BATTERY, INC.
                                           (Registrant)




Date: May 13, 2005                                    /s/ Li Xiangqian
                                           -------------------------------------
                                           Li Xiangqian, Chief Executive Officer



Date: May 13, 2005                                    /s/ Han Yongbin
                                           -------------------------------------
                                           Han Yongbin, Chief Financial Officer