Form 10KSB/A
period 2003-12-31
CHINA BAK BATTERY INC
filed 2005-06-22
CIK 1117171

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

|X|                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: December 31, 2003

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FROM THE TRANSITION PERIOD FROM ______ TO ______
                        COMMISSION FILE NUMBER: 000-49712

                               MEDINA COFFEE, INC.
            (Name of Small Business Issuer Specified in Its Charter)

                 Nevada                                  88-0442833
        (State of incorporation)            (IRS Employer Identification Number)
              P.O. Box 741
          Bellevue, Washington                              98009
(Address of principal executive offices)                 (Zip Code)

                                  425-453-0355
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |X|

The  Issuer's  revenue  for its most recent  fiscal  year:  December  31, 2003 -
$4,720.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: 150,500 common shares @ $0.08(1)=$12,040

---------------------------
(1) Average of the best bid and asked prices on December 27, 2003 the last day our stock traded. Our stock has not traded since December 27, 2002.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

On March 31, 2004, there were 1,052,600 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

 None.

Transitional  Small  Business  Disclosure  Format  (Check  one):  [ ] Yes [X] No

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Annual Report on Form 10-KSB/A (this "Amendment") amends the Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 (the "Original Filing"). China BAK Battery, Inc. (f.k.a. Medina Coffee, Inc.) (the "Company") has filed this Amendment to amend Item 13 of Part IV to provide the revised certifications required by Item 601(b)(31) and (32) of Regulation S-B, that delete any reference to the design of any internal controls over financial reporting. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 13 of
Part IV, as amended, is set forth below. The remainder of the Form 10-KSB is unchanged and is not reproduced in this Amendment. This Amendment speaks as of the original filing date of the Form 10-KSB and reflects only the changes discussed above. No other information included in the Original Filing, including the Company's financial statements and the footnotes hereto, has been modified or updated in any way.

         This Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing or our Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that our Original Filing, when made, included nay known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.


ITEM 13. EXHIBITS, financial statement schedules, and reports ON FORM 8-K

Exhibits

     Exhibits

Number   Exhibit Title
------   -----------------------------------------------------------------------

31.1     Section 302 Certificate of CEO.

31.2     Section 302 Certificate of CFO.

32.1     Section 906 Certificate of CEO.

32.2     Section 906 Certificate of CFO.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CHINA BAK BATTERY, INC.
                                             (f.k.a. MEDINA COFFEE, INC.)

Dated:   June 22, 2005                       By: /s/ Li Xiangqian
                                                --------------------------------
                                                Li Xiangqian
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   June 22, 2005                       By: /s/ Li Xiangqian
                                                --------------------------------
                                                Liu Dongping
                                                Chief Executive Officer/Director


Dated:   June 22, 2005                       By: /s/ Han Yungbin
                                                --------------------------------
                                                Han Yungbin
                                                Chief Financial Officer