Form 10QSB/A
period 2004-03-31
CHINA BAK BATTERY INC
filed 2005-06-22
CIK 1117171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                    000-49712
                            (Commission File Number)

                               MEDINA COFFEE, INC.
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


          Issuer telephone number, including area code: (425) 453-0355





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [X]Yes [ ]No

As of May 15, 2004, 1,052,600 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format: [ ]Yes [X] No

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Annual Report on Form 10-QSB/A (this "Amendment") amends the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed on May 14, 2005 (the "Original Filing"). China BAK Battery, Inc. (f.k.a. Medina Coffee, Inc.) (the "Company") has filed this Amendment to
(i) amend Item 2 of Part I to delete any reference to the applicability of the safe harbor afforded by the Private Litigation Reform Act of 1995; and (ii) update Item 6 of Part II to include new certifications as required by Item 601(b)(31) and (32) of Regulation S-B. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 2 of Part I and Item 6 of Part II as amended is set forth below. The remainder of the Form 10-QSB is unchanged and is not reproduced in this Amendment. This Amendment speaks as of the original filing date of the Form 10-QSB and reflects only the changes discussed above. No other information included in the Original Filing, including the Company's financial statements and the footnotes hereto, has been modified or updated in any way.

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


PART I.  FINANCIAL INFORMATION

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

Results of Operations
---------------------

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

                                           CHINA BAK BATTERY, INC.
                                           (f.k.a. Medina Coffee, Inc.)
                                           (Registrant)




Date: June 22, 2005                         /s/ Li Xiangqian
                                           -------------------------------------
                                           Li Xiangqian, Chief Executive Officer



Date: June 22, 2005                         /s/ Han Yongbin
                                           -------------------------------------
                                           Han Yongbin, Chief Financial Officer