Form 10QSB/A
period 2004-06-30
CHINA BAK BATTERY INC
filed 2005-06-22
CIK 1117171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [X]Yes [ ]No

As of August 12, 2004, 1,152,458 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format: [ ]Yes [X] No

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Annual Report on Form 10-QSB/A (this "Amendment") amends the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 filed on August 13, 2004 (the "Original Filing"). China BAK
Battery, Inc. (f.k.a. Medina Coffee, Inc.) (the "Company") has filed this Amendment to (i) amend Item 2 of Part II to provide the exemption from the registration requirements of the Securities Act of 1933, as amended, relied upon in the issuance of securities referenced in said Item; and (ii) update Item 6 of
Part II to include new certifications as required by Item 601(b)(31) and (32) of Regulation S-B. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 2 Part I and Item 6 of Part II as amended is set forth below. The remainder of the Form 10-QSB is unchanged and is not reproduced in this Amendment. This Amendment speaks as of the original filing date of the Form 10-QSB and reflects only the changes discussed above. No other information included in the Original Filing, including the Company's financial statements and the footnotes hereto, has been modified or updated in any way.

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


PART II  OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

On June 8th, 2004, Mr. Miller agreed to subscribe for, and the Corporation agreed to issue and allot, to Mr. Miller, 99,858 common shares in the capital of the Corporation (the "Shares") in full satisfaction of a debt, in the amount of $49,929, owed by the Corporation to Mr. Miller.

The Shares are issued  subject to an  exemption  from  registration  afforded by
Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and are therefore, restricted shares as that term is defined in the Act.

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