Form 10QSB
period 2005-06-30
CHINA BAK BATTERY INC
filed 2005-08-19
CIK 1117171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                    000-49712
                            (Commission File Number)

                             CHINA BAK BATTERY, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                         88-0442833
(State of other jurisdiction of                (IRS Employer Identification No.)
        Incorporation)


                               BAK Industrial Park
                                No. 1 BAK Street
                        Kuichong Town, Lunggang District
                   Shenzhen, People's Republic of China 518119
               (Address of principal executive offices) (Zip Code)

        Issuer telephone number, including area code: (86 755) 897-70060

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [_]Yes [X] No

As of August 10, 2005, 40,978,533 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format: [ ]Yes [X] No

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................1

   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENT...................................1

      Consolidated Balance Sheets  As of June 30, 2005 and
        September 30, 2004.....................................................1

      Consolidated Statements of Operations For The Three Months Ended
       June 30, 2005 and 2004..................................................2

      Consolidated Statements of Operations For The Nine Months Ended
        June 30, 2005 and 2004.................................................3

      Consolidated Statements of Changes in Stockholders' Equity For
        The Nine Months Ended June 30, 2005....................................4

      Consolidated Statements of Cash Flows For The Three Months Ended
        June 30, 2005 and 2004.................................................5

      Consolidated Statements of Cash Flows For The Nine Months Ended
        June 30, 2005 and 2004.................................................6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........16

   ITEM 3.  CONTROLS AND PROCEDURES...........................................35

PART II - OTHER INFORMATION...................................................36

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......36

   ITEM 5. OTHER INFORMATION..................................................36

   ITEM 6.  EXHIBITS..........................................................38

SIGNATURES....................................................................41

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENT


                           Consolidated Balance Sheets
                   As of June 30, 2005 and September 30, 2004
                        (Amounts Expressed in US Dollars)
                                   (Unauidted)

                                     Assets
                                     ------
                                                                  June 30,    September 30,
                                                                      2005             2004
                                                                       $                $
                                                                                  (Audited)
Current Assets
     Cash                                                        1,647,781        3,212,176
     Cash -Restricted                                           22,073,231        7,120,069
     Accounts Receivable, Net                                   37,056,547       20,999,561
     Inventories                                                13,093,761       29,535,985
     Prepaid Expenses                                            1,527,601        1,330,645
     Notes Receivable                                              289,978           18,122
     Accounts Receivable - Related Party                           295,477          911,093
                                                             -------------    -------------
          Total Current                                         75,984,376       63,127,651
                                                             -------------    -------------

Long-Term Assets
     Property, Plant, & Equipment                               36,266,563       19,875,583
     Construction in Progress                                   24,727,567       23,656,190
     Land Use Rights                                             4,029,038        4,029,038

     Less Accumulated Depreciation                              (4,673,566)      (2,370,774)
                                                             -------------    -------------
          Long-term Assets, Net                                 60,349,602       45,190,037
                                                             -------------    -------------

Other Assets
     Other Receivables                                              94,293          225,972
     Intangible Assets, Net                                         49,596           58,362
                                                             -------------    -------------
          Total other                                              143,889          284,334
                                                             -------------    -------------

     Total Assets                                              136,477,867      108,602,022
                                                             =============    =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current Liabilities
     Accounts Payable                                           20,479,444       23,570,087
     Bank Loans, Short Term                                     37,515,858       27,304,162
     Short Term Loans                                                 --          1,812,316
     Notes Payable, Other                                       23,888,792       20,772,559
     Land Use Rights Payable                                     3,751,028        3,750,756
     Construction Costs Payable                                  4,062,261        6,347,846
     Customer Deposits                                                --            369,390
     Accrued Expenses                                            3,871,277        5,247,656
     Other Liabilities                                             407,215          181,223
                                                             -------------    -------------
          Total Current                                         93,975,875       89,355,995
                                                             -------------    -------------

Stockholders' Equity
     Capital Stock-$.001 Par Value; 100,000,000 Shares
     Authorized; 40,978,533 and 32,378,100 Shares
     Issued and Outstanding at June 30, 2005 and
     September 30, 2004, respectively                               40,978           32,378
     Additional Paid In Capital                                 27,571,722       12,051,693

     Accumulated Comprehensive Income (Loss)                        (1,669)            (144)
     Reserves                                                    2,854,017        1,724,246
     Retained Earnings                                          12,036,944        5,437,854
                                                             -------------    -------------
                                                                42,501,992       19,246,027
                                                             -------------    -------------

     Total Liabilities and Stockholders' Equity                136,477,867      108,602,022
                                                             =============    =============


   The accompanying notes are an integral part of these financial statements.

                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Operations
                For The Three Months Ended June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                             2005          2004
                                                              $             $

Revenues, Net of Returns                               24,154,543    15,183,988

Cost of Goods Sold                                     16,547,598    11,442,431
                                                      -----------   -----------

Gross Profit                                            7,606,945     3,741,557
                                                      -----------   -----------

Expenses:
     Selling Expense                                      975,859       474,640
     General and Administrative Expenses                1,068,895       927,296
     Research and Development                             128,835       139,166
     Bad Debts Expense (Recovery)                         598,608      (334,746)
     Depreciation and Amortization                        805,753       452,805
                                                      -----------   -----------
           Total Expenses                               3,577,950     1,659,161
                                                      -----------   -----------

Operating Income                                        4,028,995     2,082,396

Other Expense
     Finance Costs                                        371,404       364,649
     Other Expense                                          8,745        (9,319)
                                                      -----------   -----------

Net Income Before Provision for Income Taxes            3,648,846     1,727,066

Provision for Income Taxes                                286,672       129,449
                                                      -----------   -----------

Net Income                                              3,362,174     1,597,617
                                                      ===========   ===========

Net Income Per Common and Common Equivalent Share:

Basic                                                        0.08          0.05
                                                      ===========   ===========
Diluted                                                      0.08          0.05
                                                      ===========   ===========

Weighted Average Number of Common and
Common Equivalent Shares Outstanding:

Basic                                                  40,978,533    32,378,100
                                                      ===========   ===========
Diluted                                                41,192,819    32,378,100
                                                      ===========   ===========


The accompanying notes are an integral part of these financial statements.

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Operations
                For The Nine Months Ended June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                             2005          2004
                                                              $             $

Revenues, Net of Returns                               75,159,215    46,934,456

Cost of Goods Sold                                     56,286,898    35,713,698
                                                      -----------   -----------

Gross Profit                                           18,872,317    11,220,758
                                                      -----------   -----------

Expenses:
     Selling Expense                                    2,678,830     1,310,829
     General and Administrative Expenses                2,877,091     2,851,748
     Research and Development                             314,626       345,471
     Bad Debts Expense                                    944,095      (227,151)
     Depreciation and Amortization                      2,311,558     1,046,689
                                                      -----------   -----------
           Total Expenses                               9,126,200     5,327,586
                                                      -----------   -----------

Operating Income                                        9,746,117     5,893,172

Other Expense
     Finance Costs                                      1,333,118       522,629
     Other Expense                                         33,624         5,239
                                                      -----------   -----------

Net Income Before Provision for Income Taxes            8,379,375     5,365,304

Provision for Income Taxes                                650,514       226,843
                                                      -----------   -----------

Net Income                                              7,728,861     5,138,461
                                                      ===========   ===========

Net Income Per Common and Common Equivalent Share:

Basic                                                        0.21          0.16
                                                      ===========   ===========
Diluted                                                      0.21          0.16
                                                      ===========   ===========

Weighted Average Number of Common and
Common Equivalent Shares Outstanding:

Basic                                                  37,481,654    32,378,100
                                                      ===========   ===========
Diluted                                                37,593,436    32,378,100
                                                      ===========   ===========



   The accompanying notes are an integral part of these financial statements.


                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                     For The Nine Months Ended June 30, 2005
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                              Par Value       Additional
                                              Number of        Common          Paid-In         Retained
                                               Shares           Stock          Capital         Earnings
                                            -------------   -------------   -------------    -------------
                                                                     $               $                $

Balance - September 30, 2003                   32,378,100          32,378       1,175,775        3,630,298

Capital Contribution                                 --              --        10,873,899             --
Net Income (Loss)                                    --              --              --          5,138,461
Transfer to Reserve                                  --              --              --           (753,960)
Deemed Distribution to Shareholders -
      Intangible Assets                              --              --              --         (3,866,088)
Foreign Currency Translation                         --              --              --               --
----------------------------------------------------------------------------------------------------------

Balance - June 30, 2004                        32,378,100          32,378      12,049,674        4,148,711
----------------------------------------------------------------------------------------------------------

Balance - September 30, 2004                   32,378,100          32,378      12,051,693        5,437,854

Contribution of Cash by Stockholders            8,600,433           8,600      16,991,400             --
Cost of Raising Capital                              --              --        (1,471,371)            --
Net Income                                           --              --              --          7,728,861
Transfer to Reserves                                 --              --              --         (1,129,771)
Foreign Currency Translation                         --              --              --               --
----------------------------------------------------------------------------------------------------------

Balance - June 30, 2005                        40,978,533          40,978      27,571,722       12,036,944
==========================================================================================================

                                                              All Other
                                                            Comprehensive   Stockholders'
                                              Reserves      Income (Loss)      Equity
                                            -------------   -------------   -------------
                                                     $               $               $


Balance - September 30, 2003                      651,583             (49)      5,489,985

Capital Contribution                                 --              --        10,873,899
Net Income (Loss)                                    --              --         5,138,461
Transfer to Reserve                               753,960            --              --
Deemed Distribution to Shareholders -
      Intangible Assets                              --              --        (3,866,088)
Foreign Currency Translation                         --               (24)            (24)
-----------------------------------------------------------------------------------------

Balance - June 30, 2004                         1,405,543             (73)     17,636,233
-----------------------------------------------------------------------------------------

Balance - September 30, 2004                    1,724,246            (144)     19,246,027

Contribution of Cash by Stockholders                 --              --        17,000,000
Cost of Raising Capital                              --              --        (1,471,371)
Net Income                                           --              --         7,728,861
Transfer to Reserves                            1,129,771            --              --
Foreign Currency Translation                         --            (1,525)         (1,525)
-----------------------------------------------------------------------------------------

Balance - June 30, 2005                         2,854,017          (1,669)     42,501,992
=========================================================================================










   The accompanying notes are an integral part of these financial statements.


                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Cash Flows
                For The Three Months Ended June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


                                                                   2005           2004
                                                                    $              $
Cash Flows from Operating Activities

Net Income                                                    3,362,174      1,597,617
  Adjustments to reconcile net income to net cash
   from operating activities:
  Bad debt expense (Recovery)                                   598,608       (334,746)
  Depreciation and Amortization                                 805,753        452,805
  Changes in Assets and Liabilities:
     Accounts Receivable                                     (6,937,384)    (2,569,990)
     Inventory                                                 (968,669)   (11,373,735)
     Prepaid Expenses                                            (9,851)    (8,729,862)
     Account Receivable - Related Party                         266,512       (191,131)
     Other Receivables                                           55,176     (1,318,402)
     Note Receivable                                            (45,518)        93,354
     Accounts Payable                                         2,669,338     10,699,405
     Customer Deposits                                         (208,450)        48,681
     Accrued Expenses                                           482,740     (2,559,693)
     Construction Costs Payable                               1,512,958        853,364
     Other Liabilities                                          (28,863)            10
     Land Use Right Payable                                        --        3,750,983
                                                            -----------    -----------
       Net Cash Flows from Operating Activities               1,554,524     (9,581,340)
                                                            -----------    -----------

Cash Flows from Investing Activities

  Acquisition of Land Use Rights                                   --       (4,029,038)
  Acquisition of Property and Equipment                      (3,499,367)    (3,980,237)
  Construction in Progress                                   (3,081,415)    (6,870,481)
  Investment in Intangible Assets                                  --          (36,000)
                                                            -----------    -----------

       Net Cash Flows from Investing Activities              (6,580,782)   (14,915,756)
                                                            -----------    -----------

Cash Flows from Financing Activities
  Proceeds from Borrowings                                   36,655,909     43,120,535

  Repayment of Borrowing                                    (29,350,774)   (12,242,289)
  Cash Pledged To Bank                                      (11,517,394)    (6,122,000)
  Deemed Distribution to Shareholders - Intangible Assets          --             --
  Proceeds from Issuance of Capital Stock                          --             --
                                                            -----------    -----------
       Net Cash flows from Financing Activities              (4,212,259)    24,756,246
                                                            -----------    -----------


Effect of Exchange Rate Changes on Cash                            --              (73)

Net Increase (Decrease) in Cash                              (9,238,517)       259,077

Cash - Beginning of Period                                   10,886,298        874,662

                                                            -----------    -----------
Cash - End of Period                                          1,647,781      1,133,739
                                                            ===========    ===========

Supplemental Cash Flow Disclosures:
  Interest Paid                                                 423,931        363,899
                                                            ===========    ===========
  Income Taxes Paid                                             311,231        179,770
                                                            ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Cash Flows
                For The Nine Months Ended June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


                                                                   2005           2004
                                                                    $              $
Cash Flows from Operating Activities

Net Income                                                    7,728,861      5,138,461
  Adjustments to reconcile net income to net cash
   from operating activities:
  Bad debt expense (Recovery)                                   944,095       (227,151)
  Depreciation and Amortization                               2,302,792      1,041,425
  Changes in Assets and Liabilities:
     Accounts Receivable                                    (17,001,081)    (8,581,859)
     Inventory                                               16,442,224    (16,569,448)
     Prepaid Expenses                                          (196,956)   (11,951,915)
     Account Receivable - Related Party                         615,616       (778,780)
     Other Receivables                                          131,679     (1,737,873)
     Note Receivable                                           (271,856)      (165,471)
     Accounts Payable                                        (3,090,643)    19,841,706
     Customer Deposits                                         (369,390)      (568,827)
     Accrued Expenses                                        (1,376,379)        17,586
     Construction Costs Payable                              (2,285,585)       853,364
     Other Liabilities                                          225,992         60,419
     Land Use Right Payable                                         272      3,750,983
                                                            -----------    -----------
       Net Cash Flows from Operating Activities               3,799,641     (9,877,380)
                                                            -----------    -----------

Cash Flows from Investing Activities

  Acquisition of Land Use Rights                                   --       (4,029,038)
  Acquisition of Property and Equipment                     (16,382,214)    (7,683,891)
  Construction in Progress                                   (1,071,377)   (17,713,807)
  Investment in Intangible Assets                                  --          (41,225)
                                                            -----------    -----------
       Net Cash Flows from Investing Activities             (17,453,591)   (29,467,961)
                                                            -----------    -----------

Cash Flows from Financing Activities
  Proceeds from Borrowings                                   85,405,447     63,964,116
  Repayment of Borrowing                                    (73,889,834)   (23,814,848)
  Cash Pledged To Bank                                      (14,953,162)    (7,348,900)
  Deemed Distribution to Shareholders - Intangible Assets          --       (3,866,088)
  Proceeds from Issuance of Capital Stock                    15,528,629     10,873,899
                                                            -----------    -----------
       Net Cash flows from Financing Activities              12,091,080     39,808,179
                                                            -----------    -----------


Effect of Exchange Rate Changes on Cash                          (1,525)           (24)

Net Increase (Decrease) in Cash                              (1,564,395)       462,814

Cash - Beginning of Period                                    3,212,176        670,925

                                                            -----------    -----------
Cash - End of Period                                          1,647,781      1,133,739
                                                            ===========    ===========

Supplemental Cash Flow Disclosures:
  Interest Paid                                               1,298,634        490,107
                                                            ===========    ===========
  Income Taxes Paid                                             449,245        179,770
                                                            ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


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

                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


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

                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)



3.       ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

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


                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


4.       STOCK-BASED COMPENSATION

         In May 2005, the board of directors adopted the China BAK Battery, Inc.
         2005 stock option plan. The plan authorizes the issuance of up to 4,000,000 shares of the Company's common stock. The exercise price of the options granted, pursuant to the plan, must be at least equal to the firm market value of the Company's common stock at the date of the grant. The plan will generally terminate on May 16, 2055. Pursuant to that plan the Company issued 2,000,000 options. In accordance with the vesting provisions, the options will become vested and exercisable under the following schedule:

         Numbers of shares    Maximum % exercisable         Initial Vesting Date
         -----------------    ---------------------         --------------------
              800,000                40%                       July 1, 2007
              600,000                30%                       January 1, 2008
              600,000                30%                       July 1, 2008
         -----------------
            2,000,000


         The  Company  adopted  Statement  of  Financial   Accounting  Standards
         ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition
         and  Disclosure."  This  standard  provides   alternative   methods  of
         transition  for a voluntary  change to the fair value  based  method of accounting for stock-based  employee  compensation.  Additionally,  the standard also requires prominent disclosures in the Company's financial statements about the method of accounting used for stock-based employee compensation,  and  the  effect  of  the  method  used  when  reporting financial results.

         The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (APB), Opinion No. 25, "Accounting for
         Stock Issued to Employees." Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No.
         123, the Company's net income (loss) and net income (loss) per common share would have been adjusted to the pro forma amounts indicated below:

                                            Three Months Ended June 30,     Nine Months Ended June 30,
                                                    2005            2004             2005         2004
-------------------------------------------------------------------------------------------------------
Net income (loss)          As reported      $   3,362,174   $   1,597,617    $   7,728,861   $5,138,461

Add: total stock-based
compensation expense
included in net income,
net of related tax
effects                                              --              --               --           --

Deduct: total
stock-based compensation
expense determined under
fair value, net of
related tax effects                              (335,674)           --           (335,674)        --
                                            -----------------------------------------------------------
                           Pro forma        $   3,026,500   $   1,597,617    $   7,393,187   $5,138,461


Net income (loss) per      As reported
common share

                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)





 Basic                    $0.08           $0.05            $0.21        $0.16
 Diluted                  $0.08           $0.05            $0.21        $0.16

 Pro forma
 Basic                    $0.07           $0.05            $0.20        $0.16
 Diluted                  $0.07           $0.05            $0.20        $0.16

                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


4.       STOCK-BASED COMPENSATION - continued

         For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004:

                       Three Months Ended June 30,   Nine Months Ended June 30,
                              2005            2004         2005            2004
--------------------------------------------------------------------------------

Dividend yield               0.00%            N/A        0.00%             N/A
Expected volatility         59.85%            N/A       59.85%             N/A
Risk-free interest rate      4.12%            N/A        4.12%             N/A
Expected life              6 Years            N/A      6 Years             N/A

For  the nine months ended June 30, 2004, no stock options were granted.


5.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

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

                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


5.   RECENTLY ISSUED ACCOUNTING STANDARDS - continued

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

6.   CASH RESTRICTED

     Cash restricted USD $22,073,231 as at June 30, 2005 was comprised as follows:

          a. USD $6,041,201 - time deposits pledged as collateral for the Company's short-term bank loans;
          b. USD $16,032,030 - pledged as guarantee for the Company's notes payable;

7.   BANK DEBTS

     During the three months ended June 30, 2005, the Company entered into debt agreements with three separate banks in the aggregate amount of approximately $24,346,000. The loans are to support the working capital needs of the Company. Interest is charged on the debt at rates ranging from 5.02% to 6.14% per annum. The following assets are pledged against the loan:

                 Time Deposits - USD $6,041,201
                 Inventory - USD $7,491,089
                 Equipment - USD $9,545,098

8.   CONTINGENCIES AND COMMITMENTS

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

                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


8.   CONTINGENCIES AND COMMITMENTS - continued

     A.   Contingent Liabilities - continued

               Management believes, under the condition that BAK is granted a land use right certificate and related approvals, there should be no legal barriers for BAK to obtain an ownership certificate for the premises presently under construction in BAK Industrial Park. However, in the event that BAK fails to obtain the land use right certificate relating to BAK Industrial Park and/or the government approvals required for the construction of BAK Industrial Park, there is the risk that the buildings constructed need to be vacated as illegitimate constructions. However, management believes that this possibility while present is very remote. At a result, no provision has been made in the financial statements for this potential occurrence.

          2.   2005  -  USD$  1,715,399   Guaranteed  for  Shenzhen   Tongli,  a
               non-related party
               2005  -  USD$  1,208,153   Guaranteed  for  Shenzhen  Zhengda,  a
               non-related party
               2005 - USD$ 289,978 Notes Receivable Discounted

               The Company sells notes and accounts receivable from time to time to banks at a discount. At the time of the sale all rights and privileges of holding the note are transferred to the banks or suppliers. When notes are sold, the Company removes the asset from its book with a corresponding expense for the amount of the discount. The Company remains contingently liable on a portion of the amount outstanding in the event the note maker defaults. The company was contingently liable at June 30, 2005 in the amounts of USD $289,978.

               No provision has been made in the financial statements for these contingencies.

          3. BAK and Development and Construction (Group) Company Limited By Shares ("Changchun Co.") of Changchun Economic & Technology Development District, have entered into a Cross-Guaranty Agreement, dated February 20, 2004 (the "Agreement"), pursuant to which the parties were obligated to guaranty a specified amount of each other's indebtedness to specifically identified lending institutions. As of December 22, 2004, Chang Chu Jingkai had guaranteed indebtedness of the Company to Longgang Division, Shenzhen Branch, Agricultural Bank of China (Agricultural Bank) in the amount of USD$ 24,164,220 (The "BAK Indebtedness"). BAK has not guaranteed any indebtedness of Changchun Co. in accordance with the Agreement. On December 22, 2004, the Company received from Changchun Co. a letter of termination pursuant to which the Agreement was deemed terminated by Changchun Co. and the Company was relieved of all obligations to guaranty any indebtedness of Changchun Co. in the future. The termination of the Agreement in no way effects Changchun Co.'s continuing guaranty of the BAK Indebtedness.

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

                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


8.   CONTINGENCIES AND COMMITMENTS - continued

     B.   Capital Commitments

               BAK has commitments under construction contracts for the construction of factory, office, and employee residence buildings, amounting to USD$2,102,754. These contracts are contemplated to be completed at various dates up to the end of the 2005 calendar year.

9.   SUBSEQUENT EVENTS

               On July 21, 2005, the Central Bank of China announced that it will allow the Yuan (Renminbi) to move from its previous fixed exchange rate of approximately 8.28 RMB to 1 USD to a flexible exchange rate with a maximum daily variance against the US dollar of 0.3%. No provision has been made in the accompanying financial statements for the change in currency policy, nor has any determination been made, as to the potential impact, this may have on the Company's future operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking  information.  Our  financial  statements  are  prepared in U.S.
dollars and are in accordance with accounting principles generally accepted in the United States. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. We do not undertake to publicly update or revise any of the forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding our products; (vii) our inability to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of our products; (x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing and demand for products, (xiii) the success of product development and new product introductions into the marketplace; (xiv) the departure of key members of management; (xv) our ability to efficiently market our products; as well as other risks and uncertainties that are described from time to time in our filings with the Securities and Exchange Commission.

Net income does not reflect certain annual appropriations to reserve funds in accordance with PRC regulations. These appropriations are reflected in the statement of retained earnings as a reduction in retained earnings.

Overview

China BAK Battery, Inc. is a holding company whose China-based subsidiaries, BAK International and BAK Battery, are focused on the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. We also have internal research and development facilities engaged primarily in furthering lithium ion and lithium polymer related technologies. We believe that our technologies allow us to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available. We have focused on manufacturing a family of replacement lithium batteries for mobile phones. We also supply rechargeable lithium ion batteries for use in various other portable electronic applications, including high-power handset telephones, laptop computers, digital cameras, video camcorders, MP3 players and general industrial applications.

We manufacture three types of batteries: steel cell, aluminum cell and cylindrical cell. We deliver our products to packing plants operated by third parties where the bare cells are packed in accordance with specifications established by certain manufacturers of mobile phones and other electronic products. We operate sales and service branches in six principal coastal cities and Beijing in the Peoples Republic of China. The majority of our income is generated from the sale of steel cells. However, we believe there is growth potential for aluminum and cylindrical cells because of their wide applications. Our current growth strategy includes entering into the original equipment manufacture ("OEM") battery market for top mobile phone brands and portable electronic applications worldwide. We have developed a program for producing high power lithium ion battery cells which may allow us inroads into additional battery markets such as those for power tools. We have begun marketing our high power lithium ion battery cells; however, we have not yet received any revenues from the sale of this product.

Critical Accounting Policies

In preparing its consolidated financial statements in conformity with accounting principles generally accepted in the United States, we use statistical analysis, estimates and projections that affect the reported amounts and related disclosures and may vary from actual results. We consider the following accounting policies to be both those that are most important to the portrayal of our financial condition and that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be an effect on our financial statements.

Revenue Recognition, Returns and Warranties
-------------------------------------------

Revenue from sales of our products is recognized upon shipment or delivery, depending on the sales order, provided that persuasive evidence of a sales arrangement exists, title and risk of loss have transferred to the customer, the sales amount is fixed and determinable, sales and value-added tax laws have been complied with, and collection of the revenue is reasonably assured.

We reduce revenue based upon estimates of future credits to be granted to customers. Credits are granted for reasons such as product returns due to quality issues including product warranties claims, volume-based incentives, and other special pricing arrangements. Management utilizes our historical experience to estimate the allowance for product returns and warranty claims and revises those estimates periodically based on changes in actual experience, market conditions and contract terms.

In addition, management monitors collectibility of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made.

Inventory Valuation Allowances
------------------------------

Inventory is values net of allowances for unsaleable or obsolete raw materials, work-in-process and finished goods. Allowances are determined quarterly by comparing inventory levels of individual materials and parts to historical usage rates, current backlog and estimated future sales and by analyzing the age of inventory, in order to identify specific components of inventory that are judged unlikely to be sold. In addition to this specific identification process, statistical allowances are calculated for remaining inventory based on historical write-offs of inventory for salability and obsolescence reasons. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, technology shifts and other factors.

Changes in Accounting Standards

In December 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which will become effective for us beginning October 1, 2005. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expenses as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. We are currently evaluating the potential impact of this issue on our financial position and results of operations, but management does not believe the impact of the change will be material.

Results of operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Revenues

Revenues increased to approximately $24.15 million for the three months ended June 30, 2005 as compared to approximately $15.18 million for same period of the prior year, an increase of approximately $8.97 million or 59%. Our revenues increased during the period as a result of increased sales volume. Revenues from sales of aluminum case cell batteries increased to approximately $7.84 million for the period as compared to approximately $6.03 million in the prior year period, an increase of $1.81 million, primarily due to increased sales volume. Revenues relating to steel case batteries increased to approximately $15.99 million from approximately $9.12 million in the prior year period, an increase of approximately $6.87 million or 75.33%, primarily due to increased sales volume. The Company was able to gain market share both domestically and internationally during the period because, in our belief, our production volume and technological advantage gives us an advantage over our competitors with regard to supply ability and cost. We also believe that our gain in market share was due in part to our decision to maintain low pricing, the improved quality of our products and the improvements we made in manufacturing efficiencies.

Gross Profit

Gross profit for the three months ended June 30, 2005 was approximately $7.61 million or 31.5% of revenues as compared to gross profit of approximately $3.74 million or 24.6% of revenues for the same period of the prior year.

The increase in gross profit, as a percentage of revenues, resulted primarily from a combination of increased unit selling prices and decreased unit manufacturing costs of steel cell batteries stemming from a decrease in prices for most raw materials used in the steel case cell manufacturing process, and an increase of finished goods rate in the manufacturing process. Steel case cell battery selling prices increased by 7.8% during the period, while cost of steel case cell units decreased by about 9.6%, resulting in an overall increase in gross profit from 19.09% to 32.13% of revenues. In the aluminum case cell market, price increases averaged 2.89% and unit costs increased by 2.99%, thereby reducing gross profit. As such, gross profits in aluminum case segment decreased from 28.37% to 28.30% of revenues. Prior to 2004, we sold our products primarily into the replacement battery market (as opposed to the OEM market). Products in the replacement market face lower prices and, consequently, lower gross profit margins. We are continuing to pursue a strategy of increasing sales into the higher profit margin OEM segment.

Continued vertical integration of the manufacturing process, increasing production efficiencies, and low labor costs collectively served to contain costs. We believe that we can continue to achieve cost savings from these activities that will help to offset potential raw material and other price increases during the remainder of 2005 and beyond. If we can continue to achieve increased sales into the higher profit margin OEM segment, we believe that we are positioned to maintain gross profit margins at or near the 25% range for the remainder of our 2005 fiscal year. Management continues to focus on cost containment and savings based on increased economies of scale in order to maintain gross profit margins.

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

Selling Expenses

Selling expenses increased to approximately $976,000 for the three month period ended June 30, 2005 as compared to approximately $475,000 for the same period of the prior year, an increase of approximately $501,000 or about 105%, due to additional salary expense relating to additional employees in sales and marketing as well as increased sales and marketing efforts, which contributed to increased sales.

Salaries related to selling efforts increased to approximately $603,000 from approximately $238,000 for the same period of the prior year, an increase of approximately $365,000. We had 86 employees engaged in sales and marketing as of June 30, 2005 as compared to 63 as of June 30, 2004. As a result of the introduction of a formal and coordinated marketing campaign and increased professional advertisements and exhibitions, marketing expenses increased to approximately $190,600 from approximately $151,000 incurred in the same period of the prior year, an increase of approximately $39,600. Transportation, filing fees, trademarks, and other related selling and marketing expenses increased to approximately $182,400 from approximately $85,900 for the same period of the prior year, an increase of approximately $96,500 and due to the increased selling effort. Marketing or advertising costs consist primarily of promoting ourselves and our products through printed advertisements in trade publications and displaying our products through attendance of industry trade exhibitions. We do not pay slotting fees, engage in cooperative advertising programs, participate in buydown programs or similar arrangements. No material estimates are required to determine our marketing or advertising costs.

General and Administrative Expenses

General and administrative expenses increased to approximately $1,069,000 for the three months ended June 30, 2005 as compared to approximately $927,000 for the same period of the prior year, an increase of approximately $142,000 or 15.3%. The increase in general and administrative expenses was due in part to the increase in the number of employees. As a percentage of revenues, general and administrative expenses were 4.4% and 6.1% as of June 30, 2005 and June 30, 2004, respectively. Despite increased general and administrative expense, we believe that general and administrative expenses remain manageable relative to revenues.

Salaries and benefits, including training, increased to approximately $501,000 for the three month period ended June 30, 2005 from approximately $360,000 for the three month period ended June 30, 2004, an increase of approximately $141,000 or 39%. We had 182 employees in machinery and engineering positions as of June 30, 2005, as compared to 31 employees as of the same period for the prior year.

Research and Development Expenses

Research and development expenses decreased to approximately $129,000 for the three months ended June 30, 2005 as compared to approximately $139,000 for the same period of the prior year, a decrease of approximately $10,000 or 7.2%.

Bad Debts

Bad debt expense totaled approximately $599,000 for the three months ended June 30, 2005 as compared to a bad debt recovery of approximately $(335,000) for the same period of the prior year. As a percentage of revenues, bad debts were approximately 2.5% and (2.2%) for the three months ended June 30, 2005 and 2004, respectively. Bad debt expenses increased this much is primarily due to a small amount of outstanding accounts receivable to certain small business customers, which caused deferred account receivable and an increase of provision forbad debt. The company will deal with these accounts receivable periodically. Management believes that it will not have material adverse effect on the company. Also we believe that the reserve for bad debts as of June 30, 2005 is adequate and will adjust future reserves as we gain more experience with our customers.

Depreciation and Amortization

Depreciation and amortization totaled approximately $806,000 for the three months ended June 30, 2005 as compared to approximately $453,000 for the same period of the prior year, an increase of approximately $353,000 or 78%. The increase in depreciation and amortization principally reflects our expansion or manufacturing facilities and related acquisitions.

Operating Income

As a result of the above, operating income totaled approximately $4.03 million for the three months ended June 30, 2005 as compared to operating income of approximately $2.08 million for the same period of the prior year, an increase of approximately $1.95 million or 94%.

As a percentage of revenues, operating income was 17% for the three months ended June 30, 2005 as compared to 14% for the same period of the prior year. The growth in operating income as a percentage of revenues was substantially due to the increase in gross profit.

Finance Costs

Finance costs increased to approximately $371,400 for the three month period ended June 30, 2005 as compared to approximately $364,600 for the same period of the prior year, an increase of approximately $6,800 or 1.85%.

We had approximately $61 million in short term loans and notes payable as of June 30, 2005 as compared to approximately $50 million outstanding as of June 30, 2004. Short term loans and notes payable are comprised of various short term bank loans and promissory notes, with interest ranging from 5.02% to 6.14 %, and maturities of generally less than twelve months. The increase in interest bearing debt caused the increase in finance costs. The funds were used for working capital purposes based on the increase in revenues.

Net Income

Primarily as a result of increased sales during the period, we increased our net income to approximately $3.4 million as compared to approximately $1.6 million for the same period of the prior year, an increase of approximately $1.8 million or about 113%.

Results of operations for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.

Revenues

Revenues increased to approximately $75 million for the nine months ended June 30, 2005 as compared to approximately $47 million for same period of the prior year, an increase of approximately $28 million or 60%. This increase was the result of increased sales volume and increased rate of finished products of Grade A. Our products are classified by Grade A, B, C, D, and the unit selling price of battery cells is determined by grade, the higher grade, the higher price. The unit selling price of the products of same grade is not increased as compared to the same period last year, however, the rate of finished products of Grade A increased, which result in increased products of Grade A, as a result, the averaged unit selling price increased. Revenues from the sales of aluminum case cell batteries increased to approximately $23.64 million for the period as compared to approximately $10.64 million in the prior year period, an increase of $13.00 million. Revenues relating to steel case batteries increased to approximately $50.33 million from approximately $34.75 million in the prior year period, an increase of approximately $15.58 million or 45%. We were able to gain market share both domestically and internationally during the period because, in our belief, our production volume and technological advantage gives us an advantage over our competitors with regard to supply ability and cost. We also believe that our gain in market share was due in part to our decision to maintain low pricing, the improved quality of our products and the improvements we made in manufacturing efficiencies.

Gross Profit

Gross  profit for the nine months  ended June 30, 2005 was  approximately  $18.9 million or 25% of revenues as compared to gross profit of approximately $11.2 million or 24% of revenues for the same period of the prior year.

The increase in gross profit, as a percentage of revenues, primarily resulted from increased gross profit of steel case cell batteries resulting from increased unit selling prices and decreased unit costs. Steel case cell battery selling prices increased by 3% during the period, while cost of steel case cell units decreased by about 7%, resulting in an overall increase in gross profit from 17.25% to 25.10% of revenues. In the aluminum case cell market, price decreases averaged 4% and unit costs increased by 13%, thereby reducing gross profit. As a result, gross profits in aluminum case segment decreased from 30.31% to 18.27% of revenues. Prior to 2004, we sold our products primarily into the replacement battery market (as opposed to the OEM market). Products in the replacement market face lower prices and, consequently, lower gross profit margins. We are continuing to pursue a strategy of increasing sales into the higher profit margin OEM segment.

Continued vertical integration of the manufacturing process, increasing production efficiencies, and low labor costs collectively served to contain costs. We believe that we can continue to achieve cost savings from these activities that will help to offset potential raw material and other price increases during the remainder of 2005 and beyond. If we can continue to achieve increased sales into the higher profit margin OEM segment, we believe that we are positioned to maintain gross profit margins at or near the 25% range for the remainder of our 2005 fiscal year. Management continues to focus on cost containment and savings realized based on increased economies of scale in order to maintain gross profit margins.

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

Selling Expenses

Selling expenses increased to approximately $2.68 million for the nine month period ended June 30, 2005 as compared to approximately $1.31 million for the same period of the prior year, an increase of approximately $1.37 million or about 105%, due to additional salary expense relating to additional employees in sales and marketing as well as increased sales and marketing efforts, which contributed to increased sales.

Salaries related to selling efforts increased to approximately $1.55 million from approximately $0.52 million for the same period of the prior year, an increase of approximately $1.03 million. We had 86 employees engaged in sales and marketing as of June 30, 2005 as compared to 63 as of June 30, 2004. As a result of the introduction of a formal and coordinated marketing campaign, marketing expenses increased to approximately $0.69 million from approximately $0.59 million incurred in the same period of the prior year, an increase of approximately $0.10 million. Increases in transportation, filing fees, trademarks, and other related selling and marketing expenses resulting from the increased selling and marketing efforts accounted for the majority of the increase.

Marketing or advertising costs consist primarily of promoting ourselves and our products through printed advertisements in trade publications and displaying our products through attendance of industry trade exhibitions. We do not pay slotting fees, engage in cooperative advertising programs, participate in buydown programs or similar arrangements. No material estimates are required to determine our marketing or advertising costs.

General and Administrative Expenses

General and administrative expenses increased to approximately $2.88 million for the nine months ended June 30, 2005 as compared to approximately $2.85 million for the same period of the prior year, an increase of approximately $30,000 or 1%. The increase in general and administrative expenses was due in part to the increase in the number of employees. As a percentage of revenues, general and administrative expenses were 3.9% and 6.1% as of June 30, 2005 and June 30, 2004, respectively. Despite increased general and administrative expense, we believe, general and administrative expenses remained manageable relative to revenues.

Salaries and benefits,  including  training,  increased to  approximately  $1.52 million for the six month period ended June 30, 2005 from approximately $0.44 million for the six month period ended June 30, 2004, an increase of approximately $1.08 million or 245%. We had 182 employees in machinery and engineering positions as of June 30, 2005, as compared to 31 employees as of the same period for the prior year. Increases in office expenses, insurance, professional fees, maintenance, recruitment, and other administrative expenses accounted for the remainder of the increase in this category.

Research and Development Expenses

Research and development expenses decreased to approximately $314,600 for the nine months ended June 30, 2005 as compared to approximately $345,500 for the same period of the prior year, a decrease of approximately $30,900 or 8.9%.

Bad Debts

Bad debt expense totaled approximately $944,000 for the nine months ended June 30, 2005 as compared to bad debt recovery of approximately $(227,000) for the same period of the prior year, an increase of $1,171,000 or (516%). This increase is primarily due to a small amount of outstanding accounts receivable to certain small business customers, which caused deferred account receivable and an increase of provision forbad debt. The company will deal with these accounts receivable periodically. Management believes that it will not have material adverse effect on the company. As a percentage of revenues, bad debts were approximately 1.3% and (0.5%) for the nine months ended June 30, 2005 and 2004, respectively. We believe that the reserve for bad debts as of June 30, 2005 is adequate and will adjust future reserves as we gain more experience with our customers.

Depreciation and Amortization

Depreciation and amortization totaled approximately $2.3 million for the nine months ended June 30, 2005 as compared to approximately $1.0 million for the same period of the prior year, an increase of approximately $1.3 million or 130%. The increase in depreciation and amortization principally reflects our expansion of manufacturing facilities and related acquisitions.

Operating Income

As a result of the above, operating income totaled approximately $9.75 million for the nine months ended June 30, 2005 as compared to operating income of approximately $5.89 million for the same period of the prior year, an increase of approximately $3.86 million or 65%.

As a percentage of revenues, operating income was 13.0% for the nine months ended June 30, 2005 as compared to 12.6% for the same period of the prior year. The growth in operating income as a percentage of revenues was substantially due to the increase in gross profit.

Finance Costs

Finance costs increased to approximately $1.33 million for the nine month period ended June 30, 2005 as compared to approximately $523,000 for the same period of the prior year, an increase of approximately $807,000 or 155%.

We had approximately $61 million in short term loans and notes payable as of June 30, 2005 as compared to approximately $50 million outstanding as of June 30, 2004. Short term loans and notes payable are comprised of various short term bank loans and promissory notes, with interest ranging from 5.02 % to 6.14 %, and maturities of generally less than twelve months. The increase in interest bearing debt caused the increase in finance costs. The funds were used for working capital purposes based on the increase in revenues.

Net Income

Primarily as a result of increased sales during the period, we increased our net income to approximately $7.73 million as compared to approximately $5.14 million for the same period of the prior year, an increase of approximately $2.59 million or about 50.4%.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short term borrowings under bank credit agreements, promissory notes and issuance of capital stock. As of June 30, 2005 we had cash and cash equivalents in the amount of approximately $23.72 million as compared to approximately $10.33 million as of September 30, 2004. Included in cash and cash equivalents are cash deposits that are pledged to banks in the amount of approximately $22.07 million and $7.12 million at June 30, 2005 and September 30, 2004, respectively. Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances. The individual bank loans have maturities ranging from 5 to 12 months which coincides with the periods the cash remains pledged to the banks.

There was a working capital deficiency of approximately $17.99 million as of June 30, 2005 as compared to a working capital deficiency of approximately $26.23 million as of September 30, 2004, a decrease of $8.24 million. The decrease in working capital deficiency was primarily attributable to the increase in cash and accounts receivable and the decrease in accounts payable and inventories. We had short term borrowings, maturing in less than one year, of approximately $61.40 million as of June 30, 2005 as compared to approximately $49.89 million for the year ended September 30, 2004, or an increase of approximately $11.51 million.


Our principal raw materials are liquid electrolyte and lithium cobalt oxide. The prices for these raw materials are subject to market forces  largely  beyond our control, including energy costs, organic chemical feedstocks, market demand, and freight  costs.  The prices for these raw materials  have varied  significantly, including  a  significant  increase in the year ended  September  30, 2004 and a significant  decrease  in the  quarter  ended  December  31,  2004.  Prices have
remained   relatively   static  since  January  1,  2005,   but  they  may  vary
significantly  in the future.  We may not be able to adjust our product  prices, especially  in the short term,  to recover the costs of  increases  in these raw materials.  Our future  profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

As of June 30, 2005,  principal and interest  payments due under our contractual obligations were as follows:
                                                  Payments Due
                                                 (In thousands)
                                                  ------------
                                   Less than                           More than
                        Total       1 Year     1-3 Years   3-5 Years    5 Years
                       ---------   ---------   ---------   ---------   ---------
Term debt ...........  $  37,516   $  37,516        --          --          --
Lines of Credit......  $  23,889   $  23,889        --          --          --
Operating Leases.....  $     114   $      61   $      53        --          --
Capital Leases.......       --          --          --          --          --

As of June 30, 2005, we had the following principal amounts outstanding under our credit facilities and other debt agreements:
                                                                          Maximum
                                                                      Amount Available  Amount Borrowed
                                                                      ----------------  ---------------
                                                                                June 30, 2005
                                                                                (In thousands)
Comprehensive Credit Facility - Agricultural Bank of China .............   $24,165         $22,765
Comprehensive Credit Facility - Shenzhen Development Bank ..............   $18,124         $10,874
Comprehensive Credit Facility - Shuibei Branch, Shenzhen Commercial Bank   $ 6,041         $ 5,998
Comprehensive Credit Facility - Binhai Branch and Shenzhen Branch, China   $ 4,833         $ 4,833
Minsheng Bank
                                                                           -----------------------
               Total for Credit Facilities .............................   $53,163         $44,470
                                                                           -----------------------

Other borrowings from Agricultural Bank of China .......................                   $ 5,604
Other borrowings from Shenzhen Development Bank ........................                   $ 5,739
Other borrowings from Shuibei Branch, Shenzhen Commercial Bank .........                   $   763
Other borrowings from Binhai Branch and Shenzhen Branch, China .........                   $ 4,829
Minsheng Bank
Total for Other borrowings .............................................                   $16,935
                                                                                           -------
Total ..................................................................                   $61,405
                                                                                           =======

---------------

   Other borrowing refers to the amount borrowed outside of the Comprehensive
     Credit Facility and therefore is not reflected in the amounts borrowed thereunder.


We refinanced our short term debt throughout the early part of 2005. The refinanced debt arrangements bear interest at rates ranging from 5.022% to 6.138% and have maturity dates ranging from six to twelve months. These debt arrangements are generally guaranteed by BAK Battery, BAK International, Xiangqian Li, our director, Chairman of the Board, President, and Chief
Executive Officer, and Jilin Provincial Huaruan Technology Company Limited by Shares, a PRC company ("Huaruan Technology"). Pursuant to the refinancing, we deposited approximately $6.04 million of restricted cash and pledged approximately $7.49 million of inventories and $9.55 million of equipment and machinery as security for our Comprehensive Credit Facility with Shenzhen Development Bank. In addition, Mr. Li pledged 19,053,887 of his shares of our common stock to guarantee our obligations under the Comprehensive Credit

Facility with Shenzhen Development Bank. Furthermore, if at any point during the term of the Comprehensive Credit Facility with Shenzhen Development Bank (i) our liabilities exceed 70% of our assets, (ii) our sales revenue declines by 10% or
(iii) our net asset value declines by 10% compared to the same point during previous year, all outstanding debt including interest and penalties due thereunder will accelerate and become immediately due and payable. We are currently and we believe we will continue to be in compliance with these financial tests. The indebtedness to Shenzhen Commercial Bank is guaranteed by Mr. Li and by an unaffiliated third party guarantor. If we fail to obtain debt or equity financing to meet our debt obligations or fail to obtain extensions of maturity dates of these obligations as they become due, our overall liquidity and capital resources will be adversely affected as a result of our efforts to satisfy these obligations. There is no assurance that we will be able to obtain the same terms for any refinancing of short term debt or renewal of credit facilities or that we will be able to obtain refinancing at all.

On September 30, 2004 BAK Battery borrowed approximately $1.81 million from Changzhou Lihai Investment Consulting Co., Ltd., an unaffiliated party. This transaction constituted a violation of applicable PRC law prohibiting loans between PRC companies and was therefore fully repaid during the three months ended December 31, 2004. Due to the repayment, we do not believe we will become subject to any actions or proceedings that would have adverse consequences on our business operations in the PRC.

On January 18, 2005, BAK International completed a private offering of its securities. The offering resulted in the issuance of an aggregate of 8,600,433 shares of BAK International's common stock for gross offering proceeds of $17 million, or an offering price of $1.98 per share. Investors in the offering participated in the exchange transaction with CBBI and received an aggregate of 8,600,433 restricted shares of our common stock, along with attendant registration rights. Net proceeds from the financing have been $15.7 million used as follows: approximately $4.25 million to expand production facilities; approximately $1.8 million for the enhancement of existing products and for research and development of new product offerings; and approximately $9.65 million for working capital purposes.

We are currently constructing a new production facility at our BAK Industrial Park. The facility encompasses 174,784 square meters with an estimated construction cost of $42.5 million. We have paid approximately 90% of the cost of construction, with the balance to be paid prior to the expected completion date of December 2005. Upon completion, our new facility will give us the ability to manufacture approximately 24.2 million units per month, which in turn may allow us to significantly increase our revenues. We are also presently undergoing certification as an OEM manufacturer for Motorola, Inc. To date, we have expended approximately $2.5 million in the certification process. Most of the certification process is complete and we expect certification by October 2005. We anticipate that upon certification we will be required to spend an additional $2 million for production equipment to enable us to fill anticipated orders. We estimate that we will receive orders from Motorola commencing in October 2005, with our first OEM revenues to be received by November 2005. An additional 2,000 employees are anticipated to be employed to satisfy the production demands from Motorola, Inc. We will need to finance the expenditures related to providing OEM services through available working capital, debt or equity financing.

As we complete construction on our BAK Industrial Park, we anticipate being able to extend the maturity of some or all of our short term debt. We are seeking additional capital from other sources in order to meet our capital requirements for expansion and ongoing liquidity needs. There is no assurance that we will be able to obtain this additional capital or that we will be able to obtain it on favorable terms. The additional capital could include debt or equity financing, which could be dilutive to existing stockholders. If we are unable to secure such financing, we may not be able to complete all of our planned capital expansion.

The forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. Our actual funding requirements may differ materially from those presently anticipated as a result of unforeseen factors or circumstances.

Off-Balance Sheet Transactions

In the ordinary course of business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related to or unrelated to the Company. Conversely, The Company's debt with lenders may also be guaranteed by other parties whether they are related or unrelated to the Company.

Under generally accepted accounting principles, these transactions may not be recorded on the balance sheet of China BAK, Inc. or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off balance sheet arrangements would result from our loan guaranties in which China BAK, Inc. would provide contractual assurance of the debt or provide guaranty the timely re-payment of principal and interest of the guaranteed party. Typically, no fees are received for this service. Thus in those transactions, China BAK, Inc. would have a contingent obligation related to the guaranty of payment in the event the underlying loan to the borrower enters into default

Transactions described above require accounting treatment under FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). Under that standard, the Company would be required to recognize the fair value of guarantees issued or modified after December 31, 2002 for non-contingent guaranty obligations, and also a liability for contingent guaranty obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

China BAK, Inc. had contingent guaranty obligations at June 30, 2005 requiring recognition or disclosure under FIN 45. The Company has at June 30, 2005 guaranteed the timely re-payment of principal and interest of three parties to a bank. The maximum amount of exposure to the Company would be the principal amount of the guaranty obligation that has been disclosed in Note 8 A 2 in the accompanying financial statements. No revenue, expenses or cash flows arose from these arrangements during the period.

Risk Factors

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this quarterly report on Form 10-Q, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below are important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.


Risks Related to Our Business

Our short-term debt obligations will require us to seek additional debt or equity financing, which could affect our liquidity and capital resources.

     As of June 30, 2005, we had approximately U.S. $61.40 million of short-term loans and notes payable maturing in less than one year. If we fail to obtain debt or equity financing to meet these debt obligations or fail to obtain extensions of the maturity dates of these obligations, our overall liquidity and capital resources will be materially adversely affected as a result of our efforts to satisfy these obligations. We cannot assure you that such additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If we are able to arrange for debt financing, the debt instruments may include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. If we raise financing by issuing additional equity or convertible debt securities, it may result in substantial dilution to our stockholders, including purchasers of the common stock offered hereby.

We have pledged a substantial amount of our assets as collateral under our loan agreements. Our failure to meet the obligations under our loan agreements could result in foreclosure of our assets.

     Under the terms of our outstanding loan agreements, we have pledged as collateral a substantial amount of our assets. Failure to comply with our obligations under the loan agreements would constitute an event of default and could result in foreclosure on the pledged assets. Currently, the Company has pledged $7.49 million of inventories, $9.55 million of machinery and equipment and $6 million in cash to secure its obligations under the loan agreements. Additionally, Xianqian Li, our President, Chief Executive Officer and Chairman of the Board has pledged 19,053,887 shares of China BAK Battery, Inc. common stock to secure certain indebtedness of the Company. Loss of any of these assets due to foreclosure would result in a material adverse affect to our financial condition and operations.

We depend on factories to manufacture our products, which may be insufficiently insured against damage or loss.

     We have no direct business operation, other than our ownership of our subsidiaries located in China. Currently, our operations and financial condition are solely dependent on our subsidiaries' factories in China. We do not currently maintain insurance to protect against damage and loss to any of our manufacturing facilities, machinery and other related property. If we suffer any material damage to, or the loss of, any of our factories due to fire, severe weather, flooding or other cause, the loss would not be offset by any insurance proceeds, and if the loss was large enough, it could threaten the continued viability of our business.

We have not obtained the certificate of land use right for our BAK Industrial Park.

     We have not obtained the certificate of land use right for the property and facilities located at BAK Industrial Park, No. 1 BAK Street, Kuichong Town, Longgang District, Shenzhen, People's Republic of China. We are negotiating with the government regarding this matter. However, if we are unsuccessful in negotiating the certificate, we could be forced to vacate our current premises and relocate to new facilities. If we are forced to relocate, we will be unable to recover these amounts.

The rechargeable battery business is highly competitive, and if we fail to compete successfully, our business will not be successful.

     We are subject to competition from manufacturers of traditional rechargeable batteries, such as nickel-cadmium batteries, from manufacturers of rechargeable batteries of more recent technologies, such as nickel-metal hydride and liquid electrolyte, as well as from companies engaged in the development of batteries incorporating new technologies. Other manufacturers of lithium ion batteries currently include Sanyo Electric Co., Sony Corp., Matsushita Electric Industrial Co., Ltd. (Panasonic), GS Group, NEC Corporation, Hitachi Ltd., LG Chemical Ltd., Samsung Electronics Co., Ltd., BYD Co. Ltd., Tianjin Lishen Battery Joint-Stock Co., Ltd., Henan Huanyu Group and Harbin Coslight Technology International Group Co., Ltd.

     Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel and capacity resources than us and as a result these competitors may be in a stronger position to respond quickly to market opportunities, new or emerging technologies and changes in customer requirements. Many of our competitors with substantially greater resources are developing a variety of battery technologies, such as lithium polymer and fuel cell batteries, which are expected to compete with our existing product lines technology. Other companies undertaking research and development activities of solid-polymer lithium ion batteries have developed prototypes and are constructing commercial scale production facilities. We cannot predict with precision which competitors may enter our markets in the future or in what form such competition may take. In order to effectively compete, we will need to make additional investments in our business or use more capital resources than our business currently requires. We can provide no assurances that we can compete successfully against current or future competitors or products, nor can there be any assurance that competitive pressures faced by us will not result increased costs of doing business, loss of market shares or otherwise will not materially adversely affect our business, results of operations and financial condition.

Demand for our products depends on the demand for products using lithium ion batteries, the lack of which could harm our future prospects.

     Our business is entirely dependent on the continued demand for those products that use lithium ion batteries, which in turn cause demand for our products. If demand for products using lithium ion batteries decreases, demand for our products will similarly decrease and our revenues and profitability will be adversely affected, perhaps materially. Although we believe our products are comprised of state-of-the-art technology, it is difficult to predict when or if sales of our batteries will increase substantially or at all. We cannot assure you that these or any new products, if any, will meet with market acceptance. Because we do not have a diverse product offering that would enable us to sustain our business while seeking to develop new types of products, our business may not be able to recover if we experience a steep decline in demand for our current product offerings.

If we lose the services of key members of our management, including our Chief Executive Officer, we may not be able to implement our business model successfully, which could harm our ability to remain competitive in our market.

     Because of the highly specialized, technical nature of our business, we greatly depend on certain key members of management, as well as our marketing, engineering and technical staff, the loss of which could have a material and negative effect on our ability to effectively pursue our business strategy. Xianqian Li, our President, Chief Executive Officer and Chairman of the Board of Directors has held these positions since the inception of our business and our future growth and success depends very much on his continued involvement with our company.

     In addition to developing the manufacturing capacity to produce high volumes of advanced rechargeable batteries, we must attract, recruit and retain a sizeable workforce of technically competent employees, including additional highly skilled and experienced managerial, marketing, engineering and technical personnel. If we are unable to do so, our ability to effectively pursue our business strategy could be materially and negatively affected.

We may not be able to effectively respond to rapid growth of our business.

     If we are successful in obtaining rapid market growth of our batteries, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. Such demand could require more working capital that we currently use in our business because we would need to fund purchases of raw materials and supplies. If our business grows rapidly, we may not have the capacity to respond to the increased demand and we may not be able to expand our manufacturing and quality control activities or satisfy our commercial scale production requirements on a timely and cost-effective basis. Failure to manage rapid growth effectively could result in a failure to translate that growth into economic success.

Lithium ion batteries pose certain safety risks that could affect our financial condition.

     Due to the high energy density inherent in lithium batteries, our batteries can pose certain safety risks, including the risk of fire. Although we incorporate safety procedures in research, development and manufacturing processes that are designed to minimize safety risks, we can provide no assurances that these safety measures are entirely effective. Should an accident occur, whether at the manufacturing facilities or from the use of the products, it could result in significant production delays or claims for damages resulting from injuries. Due to limits imposed in our product liability insurance policy, such losses might not be covered by our insurance policy, and if large enough, could have a material and negative effect on our financial condition.

     National, state and local laws impose various environmental controls on the manufacture, storage, use and disposal of lithium batteries and/or certain chemicals used in the manufacture of lithium batteries. Any changes in those laws and regulations could impose costly compliance requirements on us or otherwise subject us to future liabilities.

We depend on certain suppliers, and any disruption with those suppliers could delay product shipments and adversely affect our relationships with customers.

     Certain materials used in products are available only from a limited number of suppliers. Further, we may elect to develop relationships with a single or limited number of suppliers for materials that are otherwise generally available. We have volume purchase agreements with our major suppliers. Although we believe that alternative suppliers are available to supply materials that could replace materials currently used and that, if necessary, we would be able to redesign our products to make use of such alternatives, any interruption in the supply from any supplier could delay product shipments and adversely affect our relationships with customers.

We cannot control the cost of our raw materials, which may adversely impact our profit margin and financial position.

     Our principal raw materials are liquid electrolyte and lithium cobalt oxide. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstocks, market demand, and freight costs. The prices for these raw materials have varied significantly, including a significant increase in the year ended September 30, 2004 and a significant decrease in the quarter ended December 31, 2004. Prices have remained relatively stable since January 1, 2005, but they may vary significantly in the future. Significant increases in the prices of raw materials will weaken our margins and reduce our ability to achieve profitability. If we are unable to bear future price increases in raw materials, our prospects will be harmed, perhaps materially.

If we experience customer concentration, we may be exposed to all of the risks faced by our remaining material customers.

     Our largest customer accounted for 14.71% of our revenues for the fiscal year ended September 30, 2004 and 13.22% for the six months ended March 31, 2005. Unless we maintain multiple customer relationships, it is likely that we will experience periods during which we will be highly dependent on a limited number of customers. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops conducting business with us. We can provide no assurance that our largest customer will remain a customer of ours in future periods.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We are not subject to these requirements for our current fiscal year ending September 30, 2005; accordingly we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law we will be subject to these requirements beginning with our annual report for the fiscal year ending September 30, 2006. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our protection of intellectual property may not allow us to effectively prevent others from using our business model or our technology.

     Our success depends on the knowledge, ability, experience and technological expertise of our employees and on the legal protection of patents and other proprietary rights. We have had patents issued and have patent applications pending in China. If (i) our pending patent applications do not result in patents, (ii) the claims allowed under any existing patents are not sufficiently broad to protect our technology, or (iii) any patents issued to us are challenged, invalidated or circumvented, then the resulting ability of third parties to utilize the subject technology will have an adverse effect on our business.

     We also claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. There can be no assurance as to the degree of protection these contractual measures may or will afford. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provided to us would be negated.

     Monitoring infringement of intellectual property rights is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. Accordingly, other parties, including competitors, may duplicate our product offerings.

Our costs could substantially increase if we receive a significant number of warranty claims.

     We typically offer warranties ranging from six to eight months against any defects due to product malfunction. Although we provide for a reserve for this potential warranty expense, which is based on an analysis of historical warranty issues, unforeseen warranty exposure in excess of this reserve could adversely affect our operating results. If we experience a significant increase in warranty claims inconsistent with our history, our reputation and goodwill could be damaged.

Our holding company structure creates restrictions on the payment of dividends.

     We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Risks Related to Doing Business in China

Our operations are located in China and may be adversely affected by changes in the political and economic policies of the Chinese government.

     Our business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

     Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn have material and negative impact on the market price of our stock. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development ("OECD"). These differences include:

o    economic structure;

o    level of government involvement in the economy;

o    level of development;

o    level of capital reinvestment;

o    control of foreign exchange;

o    methods of allocating resources; and

o    balance of payments position.

     As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

     The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.

     Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

     In addition, while we do not believe it is a likely event, the Chinese government may decide not to grant a renewal of BAK Battery's renewable operating tenure upon its expiration on August 3, 2011. While we believe that renewing the operating tenure is a simple administrative matter, a failure to renew BAK Battery's renewable operating tenure could have a material adverse effect on our ability to remain in business.

The favorable tax treatment in Shenzhen is projected to end in the near future, which, when effective, will adversely impact our profit margin and results of operations.

     The current tax rate in Shenzhen is 15% of profits. However, Shenzhen is an economic development zone. As such, the tax rate for foreign invested enterprises like us is adjusted to promote development. Under the current tax scheme, foreign invested enterprises do not owe any tax during the first two years following the time at which they become profitable. For the following three years, foreign invested enterprises owe 50% of the current 15% tax rate, or 7.5%. Thereafter, foreign invested enterprises owe the full tax rate unless they qualify and apply for other reduced tax programs. Under this format we currently pay 7.5%. We will likely begin to pay the 15% mandated maximum on January 1, 2007. Once this increase becomes effective, our profit margin and results of operations will experience a concordant negative adjustment.

A downturn in the Chinese economy may slow down our growth and profitability.

     The growth of the Chinese economy has been uneven across geographic regions and economic sectors. We cannot predict when and at what rate the Chinese economy will grow, or what effect that will have our industry in particular. Our profitability will decrease if expenditures for lithium ion batteries decrease due to a downturn in the Chinese economy.

Future inflation in China may inhibit economic activity in China.

     In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affect the market for our products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

     A renewed outbreak of SARS or another widespread public health problem in China, where all of our revenue is derived, and in Shenzhen, where our operations are headquartered, could have a negative effect on our operations.

Our operations may be impacted by a number of health-related factors, including the following:

     o quarantines or closures of some of our offices which would severely disrupt our operations,

     o    the sickness or death of our key officers and employees, and

     o    a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

     Because almost all of our future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

     The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position and the price of our common stock may be adversely affected. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

     Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. Recently, China revalued its currency higher against the dollar and indicated that the Renminbi would no longer be tied to a fixed rate against the U.S. dollar.

     If any devaluation of the Renminbi were to occur in the future, returns on our operations in China, which are expected to be in the form of Renminbi, will be negatively affected upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions, denominated in U.S. dollars, if any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

     The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected.

     It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.

Substantially all of our assets are located outside the United States.

     Almost all of our current operations are conducted in China. Moreover, all of our directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Risks Related to our Common Stock

The market price for our common stock may be volatile.

     The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

     o    actual or anticipated fluctuations in our quarterly operating results,

     o    announcements of new services by us or our competitors,

     o    changes in financial estimates by securities analysts,

     o    conditions in the lithium ion battery market,

     o changes in the economic performance or market valuations of other companies involved in lithium ion battery production,

     o    announcements   by  our   competitors  of  significant   acquisitions,
          strategic partnerships, joint ventures or capital commitments,

     o    additions or departures of key personnel, and

     o    potential litigation, or conditions in the mobile telephone market.

     In addition, the stock market in general, and the OTCBB in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of our management's attention and resources.

We have no present intention to pay dividends.

     Neither during the preceding two fiscal years nor during the nine month period ended June 30, 2005 did we pay dividends or make other cash distributions on our common stock, and we do not expect to declare or pay any dividends in the foreseeable future. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

A large portion of our common stock is controlled by a small number of stockholders.

     51.8% of our common stock is held by Xiangqian Li, our President and Chief Executive Officer and Chairman of our Board, and 53.2% of our common stock is held by our directors and executive officers, collectively. As a result, our directors and executive officers are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

There is currently a limited trading market for our common stock.

     Our common stock is traded in the over-the-counter market through the Over-the-Counter Electronic Bulletin Board. Our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market). There is only limited trading activity in our securities. The sale of a substantial amount of our common stock in the market would result in significant fluctuations in the market price of our common stock and could cause our common stock price to fall.

Our common stock could be subject to additional regulation as a "penny stock," which may reduce the liquidity of our common stock.

     If the trading price of our common stock falls below $5.00 per share, the open-market trading of our common stock will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase.

     Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the
limited  market  in  penny  stocks.   These   additional   burdens   imposed  on
broker-dealers may restrict the ability of broker-dealers to sell the common stock and may affect a stockholder's ability to resell the common stock.

     Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We cannot provide assurance that broker-dealers will not engage in fraudulent activities involving our securities.

We are responsible for the indemnification of our officers and directors.

     Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. If we are required to indemnify any persons under this policy, the costs involved could be material and we may be unable to recover any of these funds.

We recently adopted amendments to our Bylaws that could entrench our Board of Directors and prevent a change in control.

     Effective January 20, 2005, we adopted Amended and Restated Bylaws. The Amended and Restated Bylaws (i) increased the percent of stockholders required to call special meetings of stockholders from 10% to 30%, (ii) eliminated a provision allowing stockholders to fill vacancies in the Board if such vacancies were not filled by the Board, (iii) include a new provision providing that no contract or transaction between us and one or more of our directors or officers is void if certain criteria are met and (iv) allow for the amendment of our Bylaws by the Board of Directors rather than our stockholders. Collectively, these provisions may allow our Board of Directors to entrench the current members and prevent a change in control of our company in situations where a change in control would be beneficial to our stockholders.


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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2005 we granted stock options exercisable for an aggregate of 2,000,000 shares of our common stock to appoximately 55 individuals in consideration for services rendered pursuant to China BAK Battery, Inc.'s Stock Option Plan, each of which had an exercise price of $6.25 per share.

ITEM 5. OTHER INFORMATION

         On March  17,  2005  our PRC  subsidiary  BAK  Battery  entered  into a
Comprehensive Credit Facility Agreement (the "2005 Minsheng Bank Credit Agreement") with Shenzhen Branch, Minsheng Bank of China ("Minsheng Bank") that replaced the Comprehensive Credit Facilities Agreement dated January 14, 2004. The 2005 Minsheng Bank Credit Agreement is for a term of one year, from March 17, 2005 to March 17, 2006. Under the 2005 Minsheng Bank Credit Agreement, BAK Battery may borrow up to US$4.83 million for working capital purposes. The interest rate applicable to each borrowing is determined at the time of the borrowing. Minsheng Bank is entitled to adjust or cancel the credit and demand immediate payment of the loan if BAK Battery's business operations deteriorates severely, BAK Battery loses its business reputation, there is a dispute between BAK Battery and Minsheng Bank or there is a major adjustment of the state monetary policy. On the same date, BAK Battery borrowed US$4.83 million under the 2005 Minsheng Bank Credit Agreement pursuant to a loan agreement dated March 17, 2005 payable on March 17, 2006. The loan bears interest at a rate of 5.022%, which is payable on the interest settlement date on the 20th of each month. Principal is payable March 17, 2006. Pursuant to this loan agreement, Minsheng Bank is entitled to charge penalty interest if the Company defaults in repayment.

         On April 7, 2005 BAK Battery replaced its existing line of credit agreement with the Shenzhen Development Bank by entering into a new Comprehensive Credit Facility Agreement (the "2005 Development Bank Credit Agreement") that replaced the Comprehensive Credit Facility Agreement dated April 1, 2004 (and related loan agreement). The 2005 Development Bank Credit Agreement is for a term of one year, from April 30, 2005 to April 30, 2006. Under the 2005 Development Bank Credit Agreement, BAK Battery may borrow up to US$18.12 million for working capital purposes. The interest rate applicable to each borrowing is determined at the time of borrowing. Pursuant to a Guaranty Contract of Maximum Pledge Amount, dated as of April 28, 2005 (the "2005 Development Bank Guaranty"), BAK Battery pledged 6.16 million pieces of battery cells up to US$ 7.49 million to secure the line of credit. The pledge under the 2005 Development Bank Guaranty is a floating pledge and the first batch of pledge collateral is described in the Statement of Pledged Collateral. BAK Battery can replace the pledged collateral during the term of the credit facility. The replaced collateral automatically becomes the pledged collateral under the 2005 Development Bank Guaranty without further agreement between the parties. BAK Battery also pledged all of its machinery and equipment to secure indebtedness under the 2005 Development Bank Credit Agreement, pursuant to a Guaranty Contract dated April 11, 2005. On April 28, 2005, May 18, 2005, May 27, 2005 and June 3, 2005 BAK Battery borrowed US$7.73 million, US$1.21 million, US$0.48 million and US$1.45 million, respectively, under the 2005 Development Bank Credit Agreement pursuant to four separate loan agreements with Shenzhen Development Bank. Each borrowing bears interest at an annual rate of 6.138% and is payable as to interest on the interest settlement date on the 20th of each month and as to principal on April 30, 2006. Each loan agreement carries a penalty interest rate for delayed repayment of 6.138% plus 50% times 6.138% and a penalty interest rate for embezzlement of loan proceeds of 6.138% times two. BAK Battery also entered into a separate Loan Agreement with Shenzhen Development Bank on May 18, 2005 pursuant to which it borrowed US$5.74 million also for working capital and bearing interest at an annual rate of 5.58% and payable as to interest on the interest settlement date on the 20th of each month and payable as to principal on May 18, 2006. In connection with this separate loan, BAK Battery pledged a one-year deposit of US$6.04 million pursuant to a Guaranty Contract dated May 15, 2005.

         On April 22, 2005, BAK Battery replaced its existing line of credit agreement with Shuibei Sub-branch, the Commercial Bank of China (the "Commercial Bank") by entering into a new Comprehensive Credit Facility Agreement (the "2005 Commercial Bank Credit Agreement") that replaced the Comprehensive Credit Facility Agreement signed earlier in 2005 with Commercial Bank. The 2005 Commercial Bank Credit Agreement is for a term of one year, from April 22, 2005 to April 22, 2006. Under the 2005 Commercial Bank Credit Agreement, BAK Battery may borrow up to US$6.04 million for working capital purposes. The interest rate applicable to each borrowing is the base rate announced by the People's Bank of China less 10%. On April 22 2005, BAK Battery borrowed US$3.99 million under the 2005 Commercial Bank Credit Agreement pursuant to a loan agreement, at an annual interest rate of 5.022% payable on the interest settlement date on the 20th of each month. The principal of the loan is payable on April 22, 2006. On August 12, 2005, BAK Battery borrowed an additional US$ 2.05 million under the 2005 Commercial Bank Credit Agreement. The loan bears interest at a rate of 5.022%, payable on the settlement date on the 20th of each month. The principal amount of this loan is payable on August 12, 2006. Mr. Li has guaranteed the 2005 Commercial Bank Agreement pursuant to a Personal Guaranty Contract of Maximum Amount dated April 19, 2005.

         On May 20, 2005, BAK Battery replaced its existing line of credit agreement with the Agricultural Bank by entering into a new Comprehensive Credit Facility Agreement (the "2005 Agricultural Bank Credit Agreement") that replaced the Comprehensive Credit Facility Agreement dated April 5, 2004 (and related loan agreement). The 2005 Agricultural Bank Credit Agreement is for a term of one year, from May 20, 2005 to May 20, 2006. Under the 2005 Agricultural Bank Credit Agreement, BAK Battery may borrow up to US$24.16 million for working capital purposes. The interest rate applicable to each borrowing is determined at the time of the borrowing. BAK Battery also agreed to go through the formalities and procedures required for obtaining a title certificate for BAK Industrial Park and to complete such formalities before the end of September 2005 and pledge such certificate to Agricultural Bank. In connection with the 2005 Agricultural Bank Credit Agreement, our Hong Kong subsidiary, BAK International, entered into a Guaranty Contract dated May 20, 2005, with the Agricultural Bank guaranteeing BAK Battery's indebtedness to the Agricultural Bank under the 2005 Agricultural Bank Credit Agreement for a term that extends to two years after expiration of the line of credit.

         On May 31, 2005 and June 2, 2005, BAK Battery entered into loan agreements, pursuant to which BAK Battery borrowed US$1.93 million and US$1.81 million, respectively, under its line of credit with Agricultural Bank. Each loan agreement bears interest at an annual rate of 5.22% and is payable as to interest on the interest settlement date on the 20th of each month, and as to principal six months from the date of the loan agreement. This loan agreement carries a penalty interest rate for delayed repayment of 5.22% plus 50% times 5.22% and a penalty interest rate for embezzlement of loan proceeds of 5.22% times two. BAK Battery also entered into three loan agreements, dated March 21, March 24 and March 25, 2005, respectively, all of which are covered under the 2005 Agricultural Bank Credit Agreement. The amounts borrowed pursuant to each of these loan agreements is US$2.42 million, US$2.3 million and US$3.62 million, respectively. Each of the loans was borrowed at an annual interest rate of 5.22% and is payable as to principal and interest six months from the date of the loan agreement.

         On July 29, 2005, BAK Battery added to the 2005 Agricultural Bank Credit Agreement by entering into a Comprehensive Credit Facility Agreement (the "Supplemental 2005 Agricultural Bank Credit Agreement") with Agricultural Bank. The Supplemental 2005 Agricultural Bank Credit Agreement is for a term of six months, from July 29, 2005 to January 29, 2006. Under the Supplemental 2005 Agricultural Bank Credit Agreement, BAK Battery may borrow up to US$6.04 million for working capital purposes. The interest rate applicable to each borrowing is determined at the time of the borrowing. Agricultural Bank is entitled to adjust or cancel the credit and demand immediate payment of the loan if BAK Battery's business operations deteriorates severely, BAK Battery loses its business reputation, there is a dispute between BAK Battery and Agricultural Bank or there is a major adjustment of the state monetary policy. On the same date, BAK Battery borrowed US$6.04 million under the Supplemental 2005 Agricultural Bank Credit Agreement pursuant to a loan agreement dated July 29, 2005 at an annual interest rate of 5.2722%. The interest is payable on the interest settlement date on the 20th of each month and the principal is payable on January 29, 2006. This loan agreement carries a penalty interest rate for delayed repayment of 5.2722% plus 50% times 5.2722% and a penalty interest rate for embezzlement of loan proceeds of 5.2722% times two.

         On March 17, 2005, BAK Battery agreed to guarantee the indebtedness of Shenzhen Tongli Hitec Co., Ltd. ("Shenzhen Tongli") incurred under a credit facility between Shenzhen Tongli and Development Bank. The guaranty period lasts from the signing date to two years after the maturity date of the last loan made under the credit facility. See Footnote 8 A 2 to the Notes to the Consolidated Financial Statements of China BAK Battery, Inc. and Subsidiary at June 30, 2005 for a description of the amount guaranteed.

ITEM 6.  EXHIBITS

The following documents are filed as part of this report:

Number           Description

10.1 Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005.

10.2 Summary of Guaranty Contract of Maximum Amount by and between BAK International Co., Ltd. and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005.

10.3 Guaranty Contract of Maximum Amount by and between Xiangqian Li and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005.

10.4 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 21, 2005.

10.5 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 24, 2005.

10.6 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 25, 2005.

10.7 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated May 31, 2005.

10.8 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated June 2, 2005.

10.9 Summary of Comprehensive Credit Facility Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 7, 2005.

10.10 Guaranty Contract of Maximum Amount Pledge by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank dated April 28, 2005.

10.11 Guaranty Contract of Maximum Amount Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 28, 2005.

10.12 Summary of Guaranty Contract of Maximum Amount Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 11, 2005.

10.13            Maximum Amount  Guarantee  Contract of Maximum Amount Pledge by
                 and  between   Xiangqian  Li  and  Longgang  Branch,   Shenzhen
                 Development Bank dated April 28, 2005.

10.14 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 28, 2005.

10.15 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 18, 2005.

10.16 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 27, 2005.

10.17 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated June 3, 2005.

10.18 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 18, 2005.

10.19 Guaranty Contract of Maximum Amount by and between Jilin Provincial Huaruan Technology Company Limited by Shares and Shenzhen Branch, Minsheng Bank of China dated March 5, 2005

10.20 Guaranty Contract of Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 15, 2005.

10.21 Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Minsheng Bank dated March 17, 2005

10.22 Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Minsheng Bank dated March 7, 2006

10.23 Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank dated April 22, 2005

10.24 Summary of Comprehensive Credit Facility Agreement of Maximum Amount Entered Between Shenzhen BAK Battery Co., Ltd. and Agricultural Bank dated July 29, 2005

10.25 Summary of Loan Agreement signed by and between Shenzhen BAK Battery Co., Ltd. and Agricultural Bank on July 29, 2005

10.26 Summary of Guaranty Contract of Maximum Amount Entered Into Between Shenzhen Tongli Hitech Co. and Agricultural Bank on July 29, 2005

10.27 Guaranty Contract by Xi Xiangqian in favor of Shenzhen Longgang Branch, Agricultural Bank of China dated July 29, 2005

10.28 Guaranty Contract signed by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated as of December 18, 2003

10.29 Guaranty Contract of Maximum Amount Guarantee signed by and between Development Bank and the Company dated as of August 30, 2004

10.30 Guaranty Contract of Maximum Amount Guarantee Signed by and between the Company and Shenzhen Commercial Bank dated as of March 17, 2005

10.31            China BAK Battery, Inc. Stock Option Plan

10.32 Form of Nonqualified Stock Option Agreement under the China BAK Battery, Inc. Stock Option Plan

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

                                       CHINA BAK BATTERY, INC.
                                       (Registrant)


                                                /s/ Li Xiangqian
                                       -------------------------------------
Date:  August 16, 2005                 Li Xiangqian, Chief Executive Officer



                                                /s/ Han Yongbin
                                       ------------------------------------
Date:  August 16, 2005                 Han Yongbin, Chief Financial Officer