Form 10QSB/A
period 2005-06-30
CHINA BAK BATTERY INC
filed 2005-09-01
CIK 1117171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                             Explanatory Statement

China BAK Battery, Inc. is filing this amendment to its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 originally filed on August 19, 2005 to amend and restate Item 2 Management's Discussion and Analysis or Plan of Operation thereunder. Changes have been made to the risk factors only.


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

Risk Factors

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the securities and Exchange Commission, press releases, communications with analysts, investors and oral statements. Any or all of our forward-looking statements in this quarterly report on Form 10-Q, and in any other public statements we make, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below are important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

Risks Related to Our Business

Our short-term debt obligations will require us to seek additional debt or equity financing, which, if we cannot obtain, will affect our liquidity and capital resources and our operating results.

     As of June 30, 2005, we had approximately U.S. $61.40 million of short-term loans and notes payable maturing in less than one year. See Item 5 Other Information in this Quarterly Report on Form 10-QSB. If we fail to obtain debt or equity financing to meet these debt obligations or fail to obtain extensions of the maturity dates of these obligations, our overall liquidity and capital resources will be materially adversely affected. We cannot assure you that such additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If we are able to arrange for debt financing, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. If we raise financing by issuing additional equity or convertible debt securities, it will result in substantial dilution to our stockholders.

Our significant amount of indebtedness could adversely affect our financial condition.

     We have a significant amount of debt. Our significant amount of debt has important consequences to our stockholders. For example, it:

     o requires us to dedicate a substantial portion of our cash flow from operations to debt service payments, which reduces the availability of our cash to fund working capital, capital expenditures or other general corporate purposes;

     o places us at a disadvantage compared with competitors that have proportionately less debt; and

     o limits our ability to borrow additional funds in the future, if we need them, due to financial and restrictive covenants in our debt agreements.

We have pledged a substantial amount of our assets as collateral under our loan agreements. Our failure to meet the obligations under our loan agreements could result in foreclosure of our assets.

     Under the terms of our outstanding loan agreements, we have pledged as collateral a substantial amount of our assets. Failure to comply with our obligations under the loan agreements would constitute an event of default and could result in foreclosure on the pledged assets. We have pledged inventory with a value at June 30, 2005 of U.S.$7.49 million, machinery and equipment with a value at June 30, 2005 of U.S.$9.55 million and cash valued at U.S.$6 million at June 30, 2005 to secure obligations under our loan agreements. Loss of any of these assets due to foreclosure would result in a material adverse affect to our financial condition and operations.

We depend on factories to manufacture our products, which may be insufficiently insured against damage or loss.

     China BAK Battery, Inc., as a holding company, has no direct business operation, other than our ownership of our subsidiaries located in China. Currently, our operations and financial condition are solely dependent on the success of BAK Battery's business and factories in China. We do not currently maintain insurance to protect against business interruption or damage and loss to any of our manufacturing facilities, machinery and other related property. If we suffer any business interruption or material damage to, or the loss of, any of our factories due to fire, severe weather, flooding or other cause, the loss would not be offset by any insurance proceeds, and if the loss was large enough, it could threaten the continued viability of our business.

We are and will continue to be under pricing pressure from our customers and competitors on our products that could adversely affect our growth and profit margins.

     We are constantly faced with pricing pressure from our customers and competitors, especially in the sales of replacement batteries. To retain our customers and gain new ones, we must continue to control our costs through product and manufacturing improvements and efficiencies. Our growth and profit margins will suffer if we cannot effectively continue to control our costs and keep our prices competitive. We can provide no assurances that we will be able to continue to control our costs, or that we would be able to raise our prices or increase our unit volume in order to maintain or improve our operating results.

Our contracts with our customers are generally short-term and do not require the purchase of a minimum amount.

     Our customers generally do not provide us with firm, long-term volume purchase commitments. Although we enter into manufacturing contracts with our customers who have persistent demand for a certain product, these contracts clarify terms such as payment method, payment period, quality standard and inspection and similar matters rather than provide firm, long-term commitments.

Failure to meet the lead times in our production agreements could result in the loss of customers and damage to our reputation and goodwill.

     We enter into production agreements with our customers prior to commencing production, which reduces our risk of cancellations. However, the lead time is generally short under our production agreements, which can strain our resources and reduce our margins. Although we have increased our manufacturing capacity, we may lack sufficient capacity at a given time to meet our customers' demands if they exceed anticipated levels. We strive for rapid response to customer demand, which can lead to reduced purchasing efficiency and increased material costs. If we are unable to sufficiently meet our customers' demands, we will lose our customers. Moreover, failure to meet customer demands may damage our reputation and goodwill, perhaps irreparably.

Because of the short lead times in our production agreements, we may not accurately or effectively plan our production or supply needs.

     We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel needs, and other resource requirements, based on our production agreements with our customer. The short lead time of our customers' commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately the future requirements of those customers. Because many of our costs and operating expenses are fixed, a reduction in customer demand can harm our gross margins and operating results. We may also occasionally place orders with suppliers based on a customer's forecast or in anticipation of an order. Additionally, from time to time, we may purchase quantities greater than customer orders to secure more favorable pricing, delivery or credit terms. These purchases can expose us to losses from inventory carrying costs or inventory obsolescence.

Failure to optimize our manufacturing potential and cost structure could materially and adversely affect our business and operating results.

     Our manufacturing efficiency has been and will be an important factor in our future profitability, and we may not be able to maintain or increase our manufacturing efficiency. Our manufacturing and testing processes are complex, require advanced and costly equipment and are continually being modified in our efforts to improve yields and product performance. Difficulties in the manufacturing process can lower yields. Technical or other problems could lead to production delays, order cancellations and lost revenue. In addition, any problems in achieving acceptable yields, construction delays, or other problems in upgrading or expanding existing facilities, building new facilities, problems in bringing new manufacturing capacity to full production or changing our process technologies, could also result in capacity constraints, production delays and a loss of future revenues and customers. Our operating results also could be adversely affected by any increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase proportionately, or in the event of a decline in demand for our products.

We have not obtained the certificate of land use right for our BAK Industrial Park.

     We have not obtained the certificate of land use right for the property and facilities located at BAK Industrial Park, No. 1 BAK Street, Kuichong Town, Longgang District, Shenzhen, People's Republic of China. We are negotiating with the PRC government to obtain this certificate. However, if we are unsuccessful in doing so, we could be forced to vacate our current premises and relocate to new facilities.

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

     Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel and capacity resources than us and, as a result, these competitors may be in a stronger position to respond quickly to market opportunities, new or emerging technologies and changes in customer requirements. Many of our competitors with substantially greater resources are developing a variety of battery technologies, such as lithium polymer and fuel cell batteries, which are expected to compete with the technology of our existing product lines. Other companies undertaking research and development activities of solid-polymer lithium ion batteries have developed prototypes and are constructing commercial scale production facilities. We cannot predict with precision which competitors may enter our markets in the future or in what form such competition may take. In order to effectively compete, we will need to make additional investments in our business. We can provide no assurances that we can compete successfully against current or future competitors or products, nor can there be any assurance that competitive pressures faced by us will not result in increased costs of doing business, loss of market shares or otherwise will not materially adversely affect our business, results of operations and financial condition.

We are dependent on a single line of products.

     Our revenues are derived solely from the sale of our lithium ion batteries. The market for these products is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Although we believe our products are comprised of state-of-the-art technology, it is difficult to predict when or if sales of our batteries will increase substantially or at all. We cannot assure you that these or any new products, if any, will meet with market acceptance. Furthermore, we cannot assure you that we will be in a position to become competitive with only a single product line. Failure to identify and develop a commercially viable number of product lines that are sought by the market could adversely affect our growth opportunities and, ultimately, our viability. Because we do not have a diverse product offering that would enable us to sustain our business while seeking to develop new types of products, our business may not be able to recover if we experience a steep decline in demand for our current product offerings.

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

     If we are successful in obtaining rapid market growth of our batteries, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. Such demand would require more working capital that we currently use in our business because we would need to fund purchases of raw materials and supplies. If our business grows rapidly, we may not have the capacity to respond to the increased demand and we may not be able to expand our manufacturing and quality control activities or satisfy our commercial scale production requirements on a timely and cost-effective basis. Failure to manage rapid growth effectively could result in a failure to translate that growth into economic success.

     In addition, our new facilities will further expand our manufacturing capabilities and we anticipate continued expansion of our business as we address market opportunities. To manage the growth of our operations and personnel, we have been and will be required to continue to improve operational and financial systems, procedures and controls, and train and manage additional employees. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such an expansion could harm our business, prospects, results of operations and financial condition.

Our cash flows are impacted by our long-term receivables and sizable sales orders.

     As is customary in the PRC, we extend relatively long payment terms, and provide liberal return policies to our customers. While we seek to establish appropriate reserves for our receivables, there can be no assurance they will prove adequate. Further, the extended payment terms we offer adversely affects our cash flows.

     Our customers often place large orders for products, requiring fast delivery, which impacts our working capital. If our customers do not incorporate our products into their products and sell them in a timely fashion, for example, due to excess inventories, sales slowdowns or other issues, they may not pay us in a timely fashion, even on our extended terms. This failure to timely pay may defer or delay further product orders from us, which may adversely affect our cash flows, sales or income in subsequent periods.

We may be unsuccessful in developing and selling new products or in penetrating new markets required to maintain or expand our business.

     Our competitiveness and future success depend on our ability to design, develop manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our product markets could have a material adverse effect on our competitive position within these markets. Our failure to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues, and/or a loss of market share to competitors.

     The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

     o timely and efficient completion of process design and device structure improvements;

     o timely and efficient implementation of manufacturing, assembly, and test processes;

     o    product performance;

     o    the quality and reliability of the product; and

     o    effective marketing, sales and service

     To the extent that we fail to introduce new products or penetrate new markets, or any of our new products are unsuccessful, our revenues and financial condition could be materially adversely affected.

We may not be able to adequately finance the development of new products.

     We are currently conducting research and development on a number of new products, which is requiring a substantial outlay of capital. To remain competitive, we must continue to incur significant costs in product development, equipment, facilities and invest in research and development of new products. These costs may increase, resulting in greater fixed costs and operating expenses. We can provide no assurances that we will maintain sufficient capital in the future to continue to finance research and development costs sufficiently, or at all.

     In addition to research and development costs, we could be required to expend substantial funds for and commit significant resources to the following:

     o    additional engineering and other technical personnel;

     o    advanced design, production and test equipment;

     o    manufacturing services that meet changing customer needs;

     o    technological changes in manufacturing processes; and

     o    manufacturing capacity.

     Our future operating results will depend to a significant extent on our ability to continue to provide new products that compare favorably on the basis of cost and performance with the design and manufacturing capabilities competitive third-party suppliers and technologies. We will need to sufficiently increase our net sales to offset these increased costs, the failure of which would adversely affect our operating results.

Lithium ion batteries pose certain safety risks that could affect our financial condition and results of operations.

     Due to the high energy density inherent in lithium batteries, our batteries can pose certain safety risks, including the risk of fire. Although we incorporate safety procedures in research, development and manufacturing processes that are designed to minimize safety risks, we can provide no assurances that these safety measures are entirely effective. Should an accident occur, whether at the manufacturing facilities or from the use of the products, it could result in significant production delays or claims for damages resulting from injuries. Due to limits imposed in our product liability insurance policy, such losses might not be covered by our insurance policy, and if large enough, could have a material and negative effect on our financial condition and results of operations.

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

     Our largest customer accounted for 14.71% of our revenues for the fiscal year ended September 30, 2004 and 13.22% for the six months ended March 31, 2005. Our seven largest customers accounted for approximately 57% of our revenues during the period from October 1, 2004 through March 30, 2005. Unless we maintain multiple customer relationships, it is likely that we will experience periods during which we will be highly dependent on a limited number of customers. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops conducting business with us. We can provide no assurance that our largest customer will remain a customer of ours in future periods.

If we are unable to obtain or maintain quality certifications for our facilities, we may lose existing customers and fail to attract new customers.

     We have obtained ISO14001 and ISO9001 certification as well as UL and EU certifications for all of our facilities that permit us to offer our products in the target markets of the European Union and North America. In order to continue to offer our products in those markets we must maintain these certifications. Maintaining these certifications may be costly. If our certifications are canceled or approvals withdrawn, or if necessary additional standards are not obtained in a timely fashion, our ability to continue to serve these targeted market and retain our customers may be impaired, which could materially affect our revenue and results of operations. In addition, our failure to obtain or maintain these certifications could impair our ability to attract new customers. For example, most mobile phone original equipment manufacturers require these certifications; our failure to maintain these certifications would adversely affect our ability to sell to any such manufacturers and could materially adversely affect our business prospects.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We are not subject to these requirements for our current fiscal year ending September 30, 2005, accordingly we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law we will be subject to these requirements beginning with our annual report for the fiscal year ending September 30, 2006. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

We may become involved in intellectual property or other disputes that could cause us to incur substantial costs, divert the efforts of our management, and require us to pay substantial damages or require us to obtain licenses, which may not be available on commercially reasonable terms, if at all.

     Third parties, including competitors, may already have patents on inventions, or may obtain patents on new inventions in the future, that could limit our ability to market and sell the products we provide now or new products we may offer in the future. Such third parties may claim that our products infringe their patent rights and assert claims against us. In addition, we have agreed in some of our contracts, and may in the future agree in other contracts, to indemnify third parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties as it relates to the products we provide. We, or third parties that we are obligated to indemnify, may receive notifications alleging infringements of intellectual property rights relating to our business or the products previously sold by us. Litigation with respect to patents or other intellectual property matters, whether with or without merit, could be time-consuming to defend, result in substantial costs and diversion of management and other resources, cause delays or other problems in the marketing and sales of our products, or require us to enter into royalty or licensing agreements, any or all of which could have a material adverse effect on our business, operating results and financial condition. If any infringement claim is successful against us, we may be required to pay substantial damages or we may need to seek and obtain a license of the other party's intellectual property rights. We may be unable to obtain such a license on commercially reasonable terms, if at all. We may be required to redesign those products that use the infringed technology. Moreover, we may be prohibited from selling, using, or providing any of our products that use the challenged intellectual property. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover us for all liability that may be imposed.

Our business may be adversely affected by obsolete inventories as a result of changes in demand for our products and change in life cycles of our products.

     The life cycles of some of our products depend heavily upon the life cycles of the end products in which our products are used. These types of end-market products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed. In addition, some customers restrict how far back the date of manufacture for our products can be, and therefore some of our products inventory may become obsolete.

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

     Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may. in turn have material and negative impact on the market price of our stock. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development ("OECD"). These differences include:

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

     The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be adversely affected by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

We currently enjoy a reduced tax rate and the loss of this benefit may adversely impact our net income.

     Under PRC laws and regulations our PRC subsidiary BAK Battery enjoys a reduced enterprise income tax rate as a foreign invested enterprise and a high tech enterprise in an economic development zone. As such, under the current tax scheme, we did not owe any tax during the first two years following the time at which we became profitable. For the following three years, we owe 50% of the current 15% enterprise income tax rate currently applicable in Shenzhen, or 7.5%. If we fail to qualify for a reduced tax program, we would be required to pay tax at the full tax rate applicable in Shenzhen. We currently pay enterprise income tax at the 7.5% rate. If we are required to pay tax at a higher rate our net income would be reduced.

     We also benefit from favorable local tax treatment, the loss of which would adversely affect our results of operations. The current enterprise income tax rate in Shenzhen is 15%. If PRC law were to change to raise the enterprise income tax rate applicable in Shenzhen to the standard statutory tax rate, which currently is 33%, and we were required to pay tax at that rate, we would have to pay more taxes which would reduce our net income.

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

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively and to pay dividends.

     Because all of our revenues are in the form of Renminbi, any restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. If the currency exchange system prevents us from obtaining sufficient foreign currency, we may be unable to pay dividends or to fund business activities outside China or otherwise make payments in U.S. dollars. Shortages in China in the availability or foreign currency may also restrict our ability to pay dividends. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

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

     Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005 the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. This change in policy has resulted in an approximate 2.0% appreciation in the Renminbi against the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

     Any significant revaluation of the Renminbi may materially and adversely affect our cash flow, revenues, earnings and financial position, and the value of any dividends payable in U.S. dollars. For example, an appreciation of the Renminbi against the U.S. dollar would make any Renminbi denominated investment or expenditure more costly to us, to the extent that we use U.S. dollars that we must convert into Renminbi for such purpose.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

     The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. As a result, we may not be aware of any violations of these policies and rules until some time after the violation. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected. In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. or other foreign laws against us or our management.

     Almost all of our current operations are conducted in China. Moreover, all of our directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertanties that could restrict or limit our PRC subsidiary, including its ability to pay dividends.

     The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company's assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

     In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April notice also provides that failure to comply with the registration procedures set forth therein may result in a restrictions on our PRC resident shareholders and our PRC subsidiaries, including the PRC company's ability to distribute profits to its offshore parent company. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

     As it is uncertain how the SAFE notices will be interpreted or implemented, we cannot predict how they will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings.

PRC regulations limit the payment of dividends by our PRC subsidiary

     PRC regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Our subsidiary in China is also required to set aside a portion of its after tax profits according to PRC accounting standards and regulations to fund certain reserve funds. Currently, our subsidiary in China is the only source of revenues or investment holdings for the payment of dividends. If it does not accumulate sufficient profits under PRC accounting standards and regulations to first fund certain reserve funds as required by PRC accounting standards, we will be unable to pay any dividends.

Risks Related to our Common Stock

The market price for our common stock may be volatile.

     The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

     o    the depth and liquidity of the market for our common stock,

     o    actual or anticipated fluctuations in our quarterly operating results,

     o    announcements of new services by us or our competitors,

     o    changes in financial estimates by securities analysts,

     o    conditions in the lithium ion battery market,

     o changes in the economic performance or market valuations of other companies involved in lithium ion battery production,

     o    our sales of common stock,

     o    investor perceptions of us and our business,

     o changes in the estimates of the future size and growth rate of our markets,

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

Sales of substantial amounts of our common stock in the market could cause the price to fall

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

ITEM 6.  EXHIBITS

The following documents are filed as part of this report:

Number           Description

10.1 Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005.*

10.2 Summary of Guaranty Contract of Maximum Amount by and between BAK International Co., Ltd. and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005.*

10.3 Guaranty Contract of Maximum Amount by and between Xiangqian Li and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005.*

10.4 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 21, 2005.*

10.5 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 24, 2005. *

10.6 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 25, 2005.*

10.7 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated May 31, 2005.*

10.8 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated June 2, 2005.*

10.9 Summary of Comprehensive Credit Facility Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 7, 2005.

10.10 Guaranty Contract of Maximum Amount Pledge by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank dated April 28, 2005.*

10.11 Guaranty Contract of Maximum Amount Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 28, 2005.*

10.12 Summary of Guaranty Contract of Maximum Amount Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 11, 2005.*

10.13            Maximum Amount  Guarantee  Contract of Maximum Amount Pledge by
                 and  between   Xiangqian  Li  and  Longgang  Branch,   Shenzhen
                 Development Bank dated April 28, 2005.*

10.14 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 28, 2005.*

10.15 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 18, 2005.*

10.16 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 27, 2005.*

10.17 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated June 3, 2005.*

10.18 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 18, 2005.*

10.19 Guaranty Contract of Maximum Amount by and between Jilin Provincial Huaruan Technology Company Limited by Shares and Shenzhen Branch, Minsheng Bank of China dated March 5, 2005.*

10.20 Guaranty Contract of Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 15, 2005.*

10.21 Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Minsheng Bank dated March 17, 2005.*

10.22 Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Minsheng Bank dated March 7, 2006.*

10.23 Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank dated April 22, 2005.*

10.24 Summary of Comprehensive Credit Facility Agreement of Maximum Amount Entered Between Shenzhen BAK Battery Co., Ltd. and Agricultural Bank dated July 29, 2005.*

10.25 Summary of Loan Agreement signed by and between Shenzhen BAK Battery Co., Ltd. and Agricultural Bank on July 29, 2005.*

10.26 Summary of Guaranty Contract of Maximum Amount Entered Into Between Shenzhen Tongli Hitech Co. and Agricultural Bank on July 29, 2005.*

10.27 Guaranty Contract by Xi Xiangqian in favor of Shenzhen Longgang Branch, Agricultural Bank of China dated July 29, 2005.*

10.28 Guaranty Contract signed by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated as of December 18, 2003.*

10.29 Guaranty Contract of Maximum Amount Guarantee signed by and between Development Bank and the Company dated as of August 30, 2004.*

10.30 Guaranty Contract of Maximum Amount Guarantee Signed by and between the Company and Shenzhen Commercial Bank dated as of March 17, 2005.*

10.31            China BAK Battery, Inc. Stock Option Plan.*

10.32 Form of Nonqualified Stock Option Agreement under the China BAK Battery, Inc. Stock Option Plan.*

31.1             Chief Executive  Officer  Certification  furnished  pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

31.2             Chief Financial  Officer  Certification  furnished  pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

32.1             Chief Executive  Officer  Certification  furnished  pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

32.2             Chief Financial  Officer  Certification  furnished  pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.


* Previously filed with our original Form 10-QSB for the quarterly period ended June 30, 2005.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHINA BAK BATTERY, INC.
                                       (Registrant)


                                                /s/ Li Xiangqian
                                       -------------------------------------
Date:  August 30, 2005                 Li Xiangqian, Chief Executive Officer



                                                /s/ Han Yongbin
                                       ------------------------------------
Date:  August 30, 2005                 Han Yongbin, Chief Financial Officer