Form 10KSB
period 2005-09-30
CHINA BAK BATTERY INC
filed 2005-12-30
CIK 1117171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period ____________to

                        Commission file number 000-49712

                             CHINA BAK BATTERY, INC.

                 (Name of small business issuer in its charter)

                 Nevada                                          88-0442833
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

 BAK Industrial Park, No. 1 BAK Street                             518119
    Kuichong Town, Longgang District                             (Zip Code)
  Shenzhen, People's Republic of China
(Address of principal executive offices)

       Issuer's telephone number, including area code: (86-755) 8977-0093

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were: $101,921,583.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $177,408,565.75 at November 30, 2005.

At November 30, 2005, the registrant had outstanding 48,878,396 shares of par value $.001 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference certain information from our 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I.........................................................................1
   ITEM 1. DESCRIPTION OF BUSINESS.............................................1
   ITEM 2. PROPERTIES.........................................................18
   ITEM 3. LEGAL PROCEEDINGS..................................................19
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................19

PART II.......................................................................19
   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
           SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES...............19
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND
           FINANCIAL CONDITION................................................21
   ITEM 7. FINANCIAL STATEMENTS...............................................33
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................33

PART III......................................................................36
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......36
   ITEM 10. EXECUTIVE COMPENSATION............................................36
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....36
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................36
   ITEM 13. EXHIBITS..........................................................36
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................39

                             CHINA BAK BATTERY, INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

         Except as otherwise indicated by the context, references in this annual report on Form 10-KSB to "we," "us," or "our" are to the combined business of China BAK Battery, Inc. ("CBBI") and its wholly-owned direct subsidiary, BAK International, Ltd. ("BAK International") and BAK International's wholly-owned subsidiary, Shenzhen BAK Battery Co., Ltd. ("BAK Battery"). References to "China" or to the "PRC" are references to the People's Republic of China. All references to "dollars" or "$" refers to United States dollars.

Overview

         CBBI conducts its operations through its China-based indirect subsidiary, BAK Battery. Both CBBI and BAK International are holding companies and do not conduct any revenue generating activities except through BAK Battery. We focus on the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. We also have internal research and development facilities engaged primarily in furthering lithium ion related technologies. We believe that our technologies allow us to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available. We have focused on manufacturing a family of replacement lithium batteries for cellular telephones. We also supply rechargeable lithium ion batteries for use in various other portable electronic applications, including high-power handset telephones, laptop computers, digital cameras, video camcorders, MP3 players and general industrial applications.

         Historically, we have manufactured three types of batteries: steel cell, aluminum cell and cylindrical cell. We deliver our products to packing plants operated by third parties where the bare cells are packed in accordance with specifications established by certain manufacturers of cellular telephones and other electronic products. The majority of our income is generated from the sale of steel cells. However, we believe there is growth potential for aluminum and cylindrical cells because of their wide applications. In September 2005, we began producing a fourth type of battery, lithium polymer. Our current growth strategy includes entering into the original equipment manufacture ("OEM") battery market for mobile phone and portable electronic applications worldwide. We have developed a program for producing high power lithium ion battery cells which will allow us inroads into additional battery markets such as those for power tools. We have begun marketing our high power lithium ion battery cells.

         We operate sales and service branches in Beijing, Shanghai, Qingdao, Xiamen, Quanzhou, Zhuhai, Fuzhou and Guangzhou in the PRC.

History

         We originally began operations as a Nevada corporation known as "Medina Copy, Inc." We were incorporated in Nevada on October 4, 1999 and subsequently changed our name to "Medina Coffee, Inc." ("Medina Coffee") on October 6, 1999. Medina Coffee commenced operations on December 1, 2002 and was considered a development stage company. Medina Coffee was formed originally for the purpose of building a retail specialty coffee business that sold specialty coffee and espresso drinks through company owned and operated espresso carts. Medina Coffee had incurred operating losses from its inception and therefore looked to combine with a privately-held company that was profitable or that management considered to have growth potential.

         On January 20, 2005, we completed a stock exchange transaction with the stockholders of BAK International. The exchange was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement dated effective as of January 20, 2005 by and among Medina Coffee, BAK International and the stockholders of BAK International. Pursuant to the Securities Exchange Agreement, we issued 39,826,075 shares of our common stock, par value $0.001 per share, to the stockholders of BAK International, representing approximately 97.2% of our post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International. Effective February 14, 2005, we changed our name from "Medina Coffee, Inc." to "China BAK Battery, Inc."

         BAK Battery was formed in August, 2001 to manufacture and sell a variety of standard and customized lithium ion rechargeable batteries for use in a number of applications, although primarily in cellular telephones. It commenced revenue producing operations in June 2002. BAK International was incorporated in Hong Kong on December 29, 2003 under the Companies Ordinance at BATCO International Limited (and subsequently changed its name to BAK International Limited on November 3, 2004) for the purpose of acquiring all of the equity ownership interests in BAK Battery, a transaction which it completed on January 18, 2005.

Our Business Strategy

         We seek to maintain and strengthen our position as a provider of lithium ion batteries and related services while increasing the breadth of our product line and improving the quality of our products. In order to achieve our objective, we plan to pursue the key strategies described below.

         o Continuing to be a cost leader in an increasingly competitive market. We believe we can ensure competitive pricing by integrating a labor intensive production process with high-tech, proprietary manufacturing equipment. We believe our experience in designing and updating key manufacturing equipment and operating such equipment at a low cost gives us a cost advantage over our competitors.

         o Taking advantage of our ready production capacity and allowing for increased production capacity. We believe our production capacity makes us more reliable, flexible and responsive in terms of fulfilling our customers' requirements than other providers. As such, existing and potential competitors may find it more difficult to compete with our production capabilities. The completion of our new manufacturing facility should only enhance our production capacity.

         o Enhanced R & D activities. Upon completion of our new facility, we will have the space to enhance our existing R&D capabilities through the addition of state of the art equipment and experienced personnel.

         o Developing our OEM business. We believe that by entering the OEM market for lithium ion batteries, we will be able to significantly increase revenues. In order to do so, we are currently undergoing certification by a global OEM in the mobile phone industry. To date, most of certification process is complete, and we anticipate that we will receive certification.

         o Expanding our product lines to capture new market opportunities. We have developed high power lithium ion battery cells that can be used in power tools. Our product offering is currently undergoing testing by a potential customer. We have begun sales of our high power lithium battery during our fourth quarter of calendar year 2005. In addition, we are beginning to produce lithium polymer battery cells that can be used for various cellular telephones, portable electronic applications, Bluetooth technology, and similar types of technology. Lithium polymer batteries are used for applications similar to those that utilize lithium ion aluminum cell batteries. However, lithium polymer battery cells weigh less and are easier to shape. By entering these markets, we believe we can achieve future revenue growth and improved profit margins. In September 2005 we began production of lithium polymer batteries.

Principal Products and Services

Lithium Batteries

         A battery is an electrochemical apparatus used to store and release energy in the form of electricity. The main components of a conventional battery are the anode, cathode, separator and an electrolyte, which can be either a liquid or a solid. The separator acts as an electrical insulator, preventing electrical contact between the anode and cathode inside the battery. During discharge of the battery, the anode supplies a flow of electrons, known as current, to a load or device outside of the battery. After powering the load, the electron flow reenters the battery at the cathode. As electrons flow from the anode to the device being powered by the battery, ions are released from the cathode, cross through the electrolyte and react at the anode.

         All of the cells that we build are rechargeable through the systems in the devices in which our batteries are used. Several important parameters for describing the performance characteristics of a rechargeable battery are design flexibility, energy density, discharge rate, internal resistance and cycle life. Design flexibility refers to the ability of rechargeable batteries to be designed to fit a variety of shapes and sizes of battery compartments. Thin profile batteries with prismatic geometry provide the design flexibility to fit the battery compartments of today's electronic devices. Energy density refers to the total electrical energy per unit volume stored in a battery. High energy density batteries generally are longer lasting power sources providing longer operating time and necessitating fewer battery recharges. Lithium batteries, by the nature of their electrochemical properties, are capable of providing higher energy density than comparably sized batteries that utilize other chemistries such as Nickel Cadmium (NiCd) and Nickel Metal Hydride (Ni-MH) and, therefore, tend to consume less volume and weight for a given energy content. Long cycle life is a preferred feature of a rechargeable battery because it allows the user to charge and recharge many times before noticing a difference in the performance of the battery. A lithium ion battery with lower internal resistance will provide higher electrical current with less energy consumption, as well as lower internal heat energy as a result of the lower internal resistance. The lower internal heat also makes the battery safer because it is less subject to explosion. A higher discharge rate means a higher electrical current, which in cellular telephones means a longer talking time.

         In addition to the higher energy density of lithium ion batteries compared to other rechargeable chemistry batteries such as NiCd and Ni-MH, lithium ion batters also provide higher discharge rate and shorter recharge time. Lithium batteries also can be manufactured using lithium sulfur dioxide or lithium thionyl chloride although those other chemistries have not been as
widely   used.    Generally,    chargeable   batteries   have   been   replacing
non-rechargeable batteries in many of the uses of which our batteries are intended.

         We manufacture a variety of lithium ion rechargeable batteries. We believe our range of lithium ion rechargeable batteries offer substantial benefits including the ability to design and produce lightweight cells in a variety of custom sizes, shapes and thickness. We produce the following types of rechargeable lithium batteries.

         o Prismatic lithium ion batteries. These batteries are used in cellular telephones, MP3 players, digital cameras and other portable electronic devices. These batteries can be composed of steel case cells or aluminum case cells. Aluminum case cells are lighter than steel case cells and safer. However, aluminum case cells generally are more expensive to manufacture and therefore have a higher cost. We manufacture a wide variety of steel case cell and aluminum case cell lithium ion prismatic batteries in various sizes and voltage configurations to satisfy customer requirements.

         o Cylindrical lithium ion battery. These batteries are primarily used in laptop computers, digital cameras and electric razors. These batteries are flexible in design like prismatic batteries, but have a greater energy density. Cylindrical batteries offer better uniformity, which permits them to be used in parallel circuits which increases the electrical current and the resulting working time. However, cylindrical batteries are more expensive to manufacture and therefore have a higher sales price than comparable non-cylindrical batteries. We manufacture 3 types of models ranging in size and voltage requirements to satisfy customer requirements.

         o Lithium polymer batteries. These batteries are used in cellular telephones, Bluetooth headsets, laptop computers, integrated circuit cards and personal digital assistant devices. Lithium polymer batteries have a polymer electrolyte rather than a liquid electrolyte, which reduces the battery's overall weight and volume. This allows for lighter, more compact battery and more flexibility in design than prismatic or cylindrical lithium ion batteries. However, they are more expensive to manufacture. In September 2005, we began production of lithium polymer batteries in a variety of sizes and voltage configurations. We are continuing to increase our offerings of lithium polymer batteries in order to gain the markets acceptance of these products from BAK Battery.

         During fiscal 2005, our product mix was 55.89% steel case battery cell, 23.27% aluminum case battery cell, 1.03% cylindrical case battery cell, 0.02% polymer battery cell and 19.79% industrial batteries.

Services

         We have built a sales and service network covering the cities of Shanghai, Qingdao, Xiamen, Quanzhou, Zhuhai, Fuzhou, Guangzhou and Beijing in the PRC. We provided services to support sales to our customers who currently are primarily battery pack manufacturers. Our service motto is "cooperative spirit, rapid reaction" . We provide presale, sales and post sale services. Our presale service is designed to determine our customers' order requirements, including, size, quantity, voltage and delivery date, and plan for the production of batteries to meet these order requirements. We solicit this information through face-to-face meetings and through a written client survey. The information we collect is used to schedule raw materials purchases and production. Our sales service includes the actual order processing, materials, purchases, production scheduling and shipment of product. Depending upon our customers' location, we may ship directly using our own transportation facilities, primarily delivery by truck, or we may ship using a third party carrier. We support our sales with post-sales customer support. Our service capabilities include a 24-hour customer response. Our other services include providing battery testing and test reporting; providing training courses regarding quality control and battery usage; gathering customer opinions on our products and services; evaluating customer requirements and fulfilling appropriate requests.

         We have two strategic policies for sales and service:

         o        We  built  a sales  and  service  network  to  cover  Beijing,
                  Shanghai,   Qingdao,  Xiamen,  Quanzhou,  Zhuhai,  Fuzhou  and
                  Guangzhou in China.

         o        Our service capabilities include 24-hour customer response.

Features

         Performance standards. Our lithium ion batteries have high capacity, low internal resistance, and a safety guarantee. Certificates or approvals we have received include: EU's CE attestation; Underwriters' Laboratory authentication in the United States; and certificates from the major cellular telephone manufacturers of China, including China Saibao (the CEPREI certification body); Amoi Electronics Co., Ltd.; China Datang (Group) Corporation; Konka Group Co., Ltd.; Tianyu Communication Technology (Kunshan) Co., Ltd.; and Shenzhen Telsda Mobile Communication Industry Development Co., Ltd.

         Longer usage time and higher discharge rates. We believe our battery has a higher discharge voltage so it can provide a longer talking time for mobile phone users. Our products have a higher discharge capacity than the battery products of certain competitors. Therefore, with the same capacity, our battery can therefore provide a longer talking time. The higher discharge capacity is especially useful for cellular telephones with color screens, which have a high demand on the battery's continuous discharge voltage.

         Performance at lower temperatures. Our lithium ion batteries perform well from -20 Celsius to +60 Celsius. At a temperature as low as -20 Celsius the batteries release 95% of the battery energy at an 0.2C rate (i.e. discharge all the energy in 5 hours); and over 90% of the battery energy can be discharged at an 1.0C rate. This feature allows improved cell phone battery duration, particularly in northern areas of the PRC.

Manufacturing

         We manufacture all of our products from raw materials at our facilities in Shenzhen in the PRC. The battery cells we produce are typically shipped to third parties for final packaging prior to delivery to our customers. The cost of such packaging is not included in our sales price to our customers. We maintain separate production lines for steel case cells, aluminum case cells, cylindrical cells and lithium polymer batteries. Such production lines can be adapted to produce other types of batteries if the demand for a particular type of battery increases or decreases. Our current monthly output capacity is 22 million units.

         Certain of the materials we utilize may pose safety problems if improperly used. We have designed our batteries to minimize safety hazards both in manufacturing and in use.

         Depending upon the customer's location, we generally deliver our product to our customers by truck or by shipment from the Port of Hong Kong. We deliver our product to packing plants operated by third parties where cells are packed in accordance with our customer's specifications

         We primarily utilize electrical supply from the local utility company for heat, light and power to our facilities. As part of our production efficiency, we may enter into a supply agreement with an electrical supplier in order to assure the supply of electrical power to our manufacturing facilities.

         We have received  International  Organization for Standardization 9001:
2000, a quality management system certification, and International Organization for Standardization 14001: 1996, an environmental management system certification for all our manufacturing facilities.

Sales and Marketing

         Marketing Strategies. We have two key marketing strategies. Our first strategy is to be a leader in the worldwide replacement battery market. We believe we can secure and enhance our market share because of the quality of our products and our ability to maintain high production volume with low production cost. Our second marketing strategy is to enter the global OEM market. To enter into this market we will be required to gain certification from a global OEM, which we are currently seeking and anticipate that we will receive. We believe that our entry into the OEM market is important to our continued growth because the market for replacement batteries is becoming saturated.

         Our Current Market. We have developed a sales and service network of our own employees based in the cities of Qingdao, Xiamen, Quanzhou, Zhuhai, Fuzhou, Shanghai, Guangzhou and Beijing in the PRC. We also export our products to the United States, Canada, South Africa, Japan, Singapore, Taiwan, and Hong Kong. From 2001, our annual sales have grown from $3 million to $101.9 million for the year ended September 30, 2005. For the year ended September 30, 2005 71% of our sales were domestic, while 29% were made internationally.

Competition

         Our rechargeable lithium ion batteries compete against other manufacturers of lithium ion batteries. We compete on the basis of the prices at which we sell our products, our ability to supply the quantities of batteries our customers need in accordance with our customers' schedules and the quality of our products. We face competition in the production of rechargeable lithium ion batteries, not only within China, but also from other parts of the world, particularly Japan and Korea. Sony Corp. first commercialized rechargeable lithium ion batteries in 1992. However, Japan's market share of lithium ion battery production has decreased since 2000. We believe we are currently one of the largest lithium ion battery manufacturers in the world, with a monthly output of 22 million units (our monthly production of has reached the monthly output capacity). We also believe we are the second largest manufacturer in the Chinese market.

         We believe the following are the leading global manufacturers of lithium batteries::

         o Japan - Sanyo Electric Co., Sony Corp., Matsushita Electric Industrial Co., Ltd. (Panasonic), GS Group, NEC Corporation and Hitachi Ltd.;

         o        Korea - LG Chemical Ltd. and Samsung  Electronics  Co.,  Ltd.;
                  and

         o China - BYD Co. Ltd., Shenzhen BAK Battery Co., Ltd., Tianjin Lishen Battery Joint-Stock Co., Ltd., Henan Huanyu Group and Harbin Coslight Technology International Group Co., Ltd.

         We compete with these companies by striving to provide a higher quality product at a lower cost. We believe that by doing business in China we enjoy competitive advantages over similar companies doing business in Japan and Korea, including abundant labor resources, low cost raw materials and better access to China's extensive mobile phone market. We also believe that our production efficiencies as well as our labor costs, give us a competitive advantage over other manufacturers in China. Historically, although other entities may attempt to take advantage of the growth of the lithium battery market, the lithium battery industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of lithium batteries require large capital expenditures, which may deter new entrants from commencing production.

Suppliers

         We have built a complete supply chain, putting together a group of material and equipment suppliers, primarily Chinese, except for ENTEK (a separator supplier in the US), from whom we buy on a purchase order basis. During the sales process, our purchasing department prepares a schedule of materials needs for the planned production. The purchasing department then solicits from the suppliers with whom we have established relationships and may have entered into a long-term supply contract. We then enter an order with the selected supplier(s). The order will specify price, settlement date, quantity and the other requirements. We also specify quality standards for the purchase. We have established standards for our suppliers relating to quality, service and various other aspects of supply. We may enter into volume purchase agreements with our major suppliers under which we purchase materials and equipment on a purchase order basis. We have entered into such an agreement with Beijing CITIC Guoan Mengguli Electric Supply Ltd. Co., from whom we purchase the cathode material, Lithium Cobalt Dioxide (LiCoO2). These volume purchase agreements generally only specify nonmaterial terms; the material terms of each purchase are separately determined at the time of purchase order. We believe that alternative suppliers are available to supply materials and equipment if purchases were not available under any volume purchase agreement we may enter into.

         Cathode material in a lithium ion battery is primarily LiCoO2; LiMnO4 and LiCo1-xNixO2 are also used as cathode materials. Anode material mainly consists of carbon materials such as graphite, sourced primarily in China. The separator material is imported from Japan and the US. There are sufficient supplies of electrolytes in China, and we believe the quality to be very good. The table below describes the key sources of our key materials.

         As of September 30, 2005, our key material suppliers and key equipment suppliers were as follows:


                             Key Material Suppliers
------ ------------------- -----------------------------------------------------
 Item          Materials                        Main Suppliers
------ ------------------- -----------------------------------------------------
   1   Case and caps       Roofer Group Company, Yijinli technology company
                           Shenzhen Tongli Precision Stamping Products Co., Ltd.
------ ------------------- -----------------------------------------------------
   2   Cathode materials   CITIC Guoan
------ ------------------- -----------------------------------------------------
   3   Anode materials     Shanghai Shan Shan, Changsha graphite
------ ------------------- -----------------------------------------------------
   4   Aluminum foil       Aluminum Corporation of America, Shanghai
------ ------------------- -----------------------------------------------------
   5   Copper foil         Huizhou United Copper Foil
------ ------------------- -----------------------------------------------------
   6   Electrolyte         Zhangjiagang Guotai-Huarong New Chemical Materials
                           Co., Ltd.
------ ------------------- -----------------------------------------------------
   7   Separator           Ube Industries, ENTEK, CELGARD
------ ------------------- -----------------------------------------------------

                             Key Equipment Suppliers
------ -------------------------------- ----------------------------------------
 Item      Instruments                              Suppliers
------ -------------------------------- ----------------------------------------
  1    Coating machine                  Beijing 706 Factory
------ -------------------------------- ----------------------------------------
  2    Mixer                            Guangzhou Hongyun Machine
------ -------------------------------- ----------------------------------------
  3    Press machine                    SevenStar Huachuang
------ -------------------------------- ----------------------------------------
  4    Ultrasonic spot welding machine  Zhenjiang Tianhua Machinery and
                                        Electrical Co., Ltd.
------ -------------------------------- ----------------------------------------
  5    Laser seam welder                Wuhan Chutian Laser Group
------ -------------------------------- ----------------------------------------
  6    Vacuum oven                      Jiangshu Wujiang Songling
------ -------------------------------- ----------------------------------------
  7    Electrolyte filling machine      BAK (internally developed)
------ -------------------------------- ----------------------------------------
  8    Aging equipment                  Guangzhou Qingtian Industrial Co., Ltd.
------ -------------------------------- ----------------------------------------
  9    Testing and sorting equipment    Guangzhou Qingtian Industrial Co., Ltd.;
                                        Wuhan Kingnuo Electronics Co., Ltd.
------ -------------------------------- ----------------------------------------

Customers

         We have targeted sales of our lithium ion rechargeable batteries to OEM's and replacement battery pack manufacturers, who resell our batteries in packaging to end users. Due to the demand for replacement cell phone batteries in China, and our proximity to that market, we targeted our domestic market through replacement battery pack manufacturers. Over the past three years, we have developed relationships with key battery pack customers, including SCUD (Fujian) Electronics Co., Ltd., Desay Power Tech. Co., Ltd. and Shenzhen Ya Litong Electronic Co., Ltd. We are also targeting sales of lithium ion batteries to multinational OEM's. A key to the OEM market is obtaining approval of our products from the OEM's, which we are currently seeking from a global OEM in the mobile phone industry. Our sales are generated primarily from purchase orders. We generally do not have long-term contracts with customers, although we may enter into a letter of intent to express our long term cooperative relationship with the customer. Our ten largest customers, who predominantly are in China, accounted for 53.31% of our sales during the year ended September 30, 2005. Our 30 largest customers accounted for 78.45% of our sales during the year ended September 30, 2005, predominantly in China. We do not believe our sales are materially seasonal.

Intellectual Property and Proprietary Rights

         We rely primarily on a combination of copyright laws and contractual restrictions to establish and protect our intellectual property rights. As of September 30, 2005, we had obtained 15 issued patents in the PRC and 121 are in the application process. We require our management and key technical personnel to enter into agreements requiring them to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us.

         We have very strict control over the core technologies for which we can not apply for patents. Every employee who is related to these proprietary technologies must sign a "special technology non-disclosure agreement". We have also established an internal department to protect property rights. In this department, there are professionals including attorneys, engineers, information managers and archives managers responsible for the application and protection of proprietary rights. We have also developed a series of rules regarding "property right non-disclosure", "property right archives management", "information collection and analysis" and "innovation encouragement". While we actively take steps to protect our proprietary rights, such steps may not be adequate to prevent the infringement or misappropriation of our intellectual property. This is particularly the case in China where the laws may not protect our proprietary rights as fully as in the United States. Infringement or misappropriation of our intellectual property could materially harm our business. BAK Battery has registered the following Internet and WAP domain name www.bak.com.cn (the English version of our website can be found at www.bak.com.cn.en).

Research and Development

         We operate a state of the art research and development center performing proprietary research that has resulted in 15 issued patents in the PRC and 121 applications for patents filed in the PRC as of September 30, 2005. We have not had any patents awarded in any other country. We also outsource certain of our research and development matters to ChangChun Applied Chemistry Research Institute of the China Scientific Institute, Tstinghua University, JiLin University, the Electrochemistry Department of XiaMen University and Shenzhen University. In our in-house facility we employ over 100 staff members, led by three government recognized specialists. Upon the approval of the National Ministry of Personnel in October 2002, a Postdoctoral Workstation was established. The establishment of the Workstation serves as recognition by the PRC government of the strong capabilities of our in-house research team. The research and development center focuses research on projects relating to liquid lithium ion batteries, high power lithium ion batteries, solid lithium polymer ion batteries, and cylindrical and rectangular lithium ion batteries.

         During fiscal 2005 and 2004, we expended $541,735 and $328,779, respectively, on our research and development efforts. We have also invested $930,000 on research and development equipment during fiscal 2005, bringing the total research and development expenditures during fiscal 2005 $1.5 million. During 2004, our research was aimed at developing new or improved anode raw material and new products. Our research in 2005 has been targeted at new or improved cathode raw material and product safety research.

Employees

         The following table summarizes the functional distribution of our employees as of September 30, 2004 and September 30, 2005:

                Department               September 30, 2004   September 30, 2005

Officers                                         10                   11
Comprehensive Management                        197                   146
Human Resources                                  19                   18
Sales and Marketing                              67                   88
PMS Department                                   21                   13
Process Department                               46                   29
Research & Development                          107                   108
Purchasing Department                            29                   24
Financial Department                             18                   25
PMC Department                                   45                   74
After Sales Department                           33                   35
Quality Control Department                      242                   125
Investment Banking Department                    1                     5
Information Technology Department                0                    10
Intellectual Property Department                 0                    12
Mechanical and Electronic Engineering            99                   165
Manufacturing Department                       5,428                 6,082
--------------------------------------- -------------------- -------------------
TOTALS                                         6,362                 6,970

         None of our personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

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

                                  RISK FACTORS

         An investment in our securities involves a high degree of risk. You should carefully consider the following risks and the other information set forth elsewhere in this annual report on Form 10-KSB, including our financial statements and related notes, before you decide to purchase shares of our common stock.

Risks Related to Our Business

We have significant short-term debt obligations which mature in less than one year. Failure to extend those maturities of, or to refinance, that debt could result in defaults, in certain instances, and foreclosures on our assets.

         As of September 30, 2005, we had $69.12 million of short-term loans and notes payable maturing in less than one year, a substantial portion of which is secured by the pledge of certain of our assets. That collateral includes inventory, machinery and equipment and, cash and cash equivalents which, at September 30, 2005, were in the aggregate amount of $36.87 million. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would result in a substantial disruption in our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significant restrict our ability to operate, including terms that place limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

Our indebtedness adversely affects our ability to fund our operations and to compete effectively.

         The amount of our indebtedness to lenders, which was $69.12 million as of September 30, 2005, is substantial compared to our assets, stockholders' equity and our operating cash flow. That indebtedness limits our ability to fund our operations through our operating cash flow and to compete effectively. Among other things, our indebtedness:

         o requires us to dedicate a substantial portion of our cash flow from operations to debt service payments, reducing our working capital and adversely affecting our ability to fund capital expenditures through operating cash flow;

         o places us at a disadvantage compared with competitors that have proportionately less debt; and

         o limits our ability to borrow additional funds in the future, if we need them, due to financial and restrictive covenants in our debt agreements.

Our manufacturing facilities are not insured against damage or loss.

         Our operations and financial condition are solely dependent on the success of BAK Battery's operations in China. As is the case with many manufacturing companies in the PRC, we conduct those operations in manufacturing facilities, and using machinery and other related property, that we do not insure against damage or loss. We do not carry business interruption insurance. If we suffer any business interruption or material damage to, or the loss of, any of our manufacturing facilities, due to any cause, the loss would not be offset by any insurance proceeds, and if large enough, that loss could threaten the continued viability of our business.

We are and will continue to be under downward pricing pressures on our products from our customers and competitors.

         We face downward pricing pressures from our customers and competitors, especially in the sales of replacement batteries. To retain our existing customers and gain new ones, we must continue to keep our unit prices low. In view of our need to maintain low prices on our products, our growth, profit margins and net income will suffer if we cannot effectively continue to control our manufacturing and other costs.

Our contracts with our customers are generally short-term and do not require the purchase of a minimum amount.

         Our customers generally do not provide us with firm, long-term volume purchase commitments. Although we enter into manufacturing contracts with our customers who have continuing demand for a certain product, these contracts state terms such as payment method, payment period, quality standard and inspection and similar matters rather than provide firm, long-term commitments to purchase products from us. As a result of the absence of the long term contracts, we could have periods during which we have no or only limited orders for our products, but will continue to have to pay the costs to maintain our work force and our manufacturing facilities and to service our indebtedness without the benefit of current revenues.

We consistently face short lead times for delivery of products to customers. Failure to meet delivery deadlines in our production agreements could result in the loss of customers and damage to our reputation and goodwill.

         We enter into production agreements with our customers prior to commencing production, which reduces our risk of cancellations. However, these production agreements typically contain short lead times for delivery of products, leading to production schedules that can strain our resources and reduce our profit margins on the products produced. Although we have increased our manufacturing capacity, we may lack sufficient capacity at any given time to meet all of our customers' demands if they exceed the production capacity of levels. We strive for rapid response to customer demand, which can lead to reduced purchasing efficiency and increased material costs. If we are unable to sufficiently meet our customers' demands, we may lose our customers. Moreover, failure to meet customer demands may damage our reputation and goodwill.

Because of the short lead times in our production agreements, we may not be able to accurately or effectively plan our production or supply needs.

         We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel needs, and other resource requirements, based on our production agreements with our customers.
Short lead times of our customers' commitments to their own customers and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately the future requirements of those customers for our products. Because many of our costs and operating expenses are fixed, a reduction in customer demand can harm our gross margins and operating results. We may also occasionally acquire raw materials without having customer orders based on a customer's forecast or in anticipation of an order and to secure more favorable pricing, delivery or credit terms in view of the short lead times we often have under our customers' orders. These purchases can expose us to losses from inventory carrying costs or inventory obsolescence.

We have not obtained the certificate of land use right for our BAK Industrial Park.

         We do not own the tract of property on which we are constructing a new manufacturing plant and related facilities, which facilities are important to our future operations. See "Business-Facilities." We have applied for, but have not obtained, a certificate of land use right for the property and those new facilities. We are negotiating with the PRC government to obtain such a certificate and believe that we will obtain the certificate. If we are unsuccessful in doing so, we could be forced to vacate our current premises, would not be permitted to use the new manufacturing and other facilities we are constructing and could be required to relocate to new facilities. Such an event would cause a severe disruption in our ability to produce our products, resulting in the failure to fill customer orders, the loss of customer revenues and a resulting loss of revenues.

We face intense competition from other battery manufacturers, many of whom have significantly greater resources than do we.

         We are subject to intense competition from manufacturers of traditional rechargeable batteries, such as nickel-cadmium batteries, from manufacturers of rechargeable batteries of more recent technologies, such as nickel-metal hydride and liquid electrolyte, other manufacturers of lithium ion batteries, as well as from companies engaged in the development of batteries incorporating new technologies. Other manufacturers of lithium ion batteries currently include Sanyo Electric Co., Sony Corp., Matsushita Electric Industrial Co., Ltd. (Panasonic), GS Group, NEC Corporation, Hitachi Ltd., LG Chemical Ltd., Samsung Electronics Co., Ltd., BYD Co. Ltd., Tianjin Lishen Battery Joint-Stock Co., Ltd., Henan Huanyu Group and Harbin Coslight Technology International Group Co., Ltd.

         Several of these existing competitors have greater financial, personnel and capacity resources than we do and, as a result, these competitors may be in a stronger position to respond quickly to market opportunities, new or emerging technologies and changes in customer requirements. Many of our competitors are developing a variety of battery technologies, such as lithium polymer and fuel cell batteries, which are expected to compete with our existing product lines. Other companies undertaking research and development activities of solid-polymer lithium ion batteries have developed prototypes and are constructing commercial scale production facilities. The introduction of new products that are perceived as having more desirable qualities than our products and that gain market acceptance would lead to price erosion for our products, require greater marketing and advertising of our products or require greater research and development costs to develop competing products. If competitors develop manufacturing processes that are more efficient than ours, we may face downward pressure on pricing with resulting reductions in our gross profit for our products. Any such developments may require us to increase our research and development and related expenditures to develop competing technology or more efficient manufacturing processes.

We are dependent on a single line of products.

         Our revenues are derived solely from the sale of our lithium ion batteries. The market for these products is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Although we believe our products are based on state-of-the-art technology, other technologies may become the standard for manufacturers of cellular telephones and other devices that use our batteries. In that instance, our products could be obsolete, requiring us to develop new products that compete effectively with the other products on the market. Our failure to identify and develop a commercially viable number of product lines that are sought by the market could adversely affect our growth opportunities and, ultimately, our viability. Because we do not have a diverse product offering that would enable us to sustain our business while seeking to develop new types of products, our business may not be able to recover if we experience a steep decline in demand for our current product offerings.

Our operations depend highly on Mr. Xianqian Li, our President and Chief Executive Officer and a small number of other executives.

         The success of operations depends greatly on a small number of key managers, including Mr. Li, the President, Chief Executive Officer and Chairman of the Board of Directors of CBBI and the chief executive officer and sole director of BAK International and BAK Battery. The loss of the services of Mr. Li or any of the other senior executives of CBBI or BAK Battery could adversely affect our ability to conduct our business. Although we believe we would be able to find other managers to replace any of these managers, the search for such managers and the integration of such managers into our business will inevitably occur only over an extended period of time. During that time the lack of senior leadership could affect adversely our sales and manufacturing, as well as our research and development efforts. Mr. Li has held his positions with BAK Battery since the inception of its business, and our future growth and success very much depends on his continued involvement with our company. All of our senior managers have an employment agreement with CBBI, BAK International or BAK Battery.

Our operations depend on our ability to attract and retain a highly skilled group of managers and other personnel.

         Because of the highly specialized, technical nature of our business, we must attract and retain a highly skilled group of managers and a sizeable workforce of technically competent employees. Although we do not experience unacceptable attrition among our technical staff and sales force, if we were to lose a substantial portion of such persons, our ability to effectively pursue our business strategy could be materially and negatively affected. Although we believe the pool of managers and workers having the necessary education, training and technical skills to fill any positions that may become open is sufficient for our needs, the labor market for such managers and workers is becoming more competitive and we could have to pay higher salaries and wages and provide greater benefits in order for us to attract the necessary workers.

We may not be able to effectively respond to rapid growth in demand for our products and of our manufacturing operations.

         If we are successful in obtaining rapid market growth of our batteries, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. Meeting such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchases of raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we produce products. Such demands would require more capital and working capital than we currently have available.

We extend relatively long payment terms for accounts receivable.

         As is customary in the PRC, we extend relatively long payment terms and provide liberal return policies to our customers. As a result of the size of many of our orders, these extended terms adversely affect our cash flow and our ability to fund our operations out of our operating cash flow. In addition, although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

         Our customers often place large orders for products, requiring fast delivery, which impacts our working capital. If our customers do not incorporate our products into their products and sell them in a timely fashion, for example, due to excess inventories, sales slowdowns or other issues, they may not pay us in a timely fashion, even on our extended terms. This failure to pay timely may defer or delay further product orders from us, which may adversely affect our cash flows, sales or income in subsequent periods.

We may not be able to finance the development of new products.

         Our future operating results will depend to a significant extent on our ability to continue to provide new products that compare favorably on the basis of cost and performance with the products of our competitors, many of whom have design and manufacturing capabilities and technologies that compete well with our products. We are currently conducting research and development on a number of new products, activities requiring a substantial outlay of capital. To remain competitive, we must continue to incur significant costs in product development, equipment, facilities and invest in research and development of new products. These costs may increase, resulting in greater fixed costs and operating expenses. All of these factors create pressures on our working capital and ability to fund our current and future manufacturing activities and the expansion of our business.

Lithium ion batteries pose certain safety risks that could affect our financial condition and results of operations.

         Due to the high energy density inherent in lithium batteries, our batteries can pose certain safety risks, including the risk of fire. Although through our research, design, development and manufacturing processes we attempt to minimize safety risks related to our batteries, should an accident occur, whether at the manufacturing facilities or from the use of the products, it could result in significant production delays or product liability claims for damages resulting from injuries. As a result of limits imposed in our product liability insurance policy, such losses might not be covered by our insurance policy, and if large enough, could have a material and negative effect on our financial condition and results of operations.

We depend on certain suppliers of raw materials for the production of our products, and any disruption with those suppliers could delay product shipments and adversely affect our relationships with customers.

         Certain materials used in products are available to us only from a limited number of suppliers. We currently maintain volume purchase agreements with our major suppliers. However, any interruption in deliveries from any such supplier could delay our product shipments and adversely affect our relationships with customers. We believe, however, that alternative suppliers could supply raw materials that could replace the materials currently used and that, if necessary, we would be able to redesign our products to make use of such alternatives.

We receive a significant portion of our revenues from a small number of customers.

         Although no customer individually accounted for more than 10% of our revenues for the fiscal year ended September 30, 2005, our five largest customers accounted for 34.51% and 38.98% of our revenues in fiscal 2005 and 2004, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products.

Our business depends on our ability to protect our intellectual property effectively.

         The success of our business depends in substantial measure on the legal protection of the patents and other proprietary rights in technology we hold. We hold patents in China and have patent applications pending in China and other countries regarding technologies important to our business. If (i) our pending patent applications do not result in the issuance of patents, (ii) the claims allowed under any existing patents are not sufficiently broad to protect our technology, or (iii) any patents issued to us are challenged, invalidated or circumvented, then the resulting ability of third parties to utilize the subject technology will adversely affect on our business. We do not hold similar patents in other countries with respect to these technologies. Consequently, our ability to protect against the unauthorized use of those technologies outside of China is limited.

         We  claim  proprietary  rights  in  various  unpatented   technologies,
know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provided to us would be negated.

         Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in the PRC and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management's attention and other resources from the conduct of our other business, could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries. Our business may be adversely affected by obsolete inventories as a result of changes in demand for our products and change in life cycles of our products.

Risks Related to Doing Business in China

Our operations are located in China. Changes in the political and economic policies of the Chinese government may adversely affect our operations.

         Our business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces in the PRC than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

         Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn materially adversely affect the price at which our stock trades.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

         The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

         Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies or to nationalized ownership of all companies now privately owned, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

We currently enjoy a reduced tax rate, and the loss of this benefit may adversely impact our net income.

         Under PRC laws and regulations our PRC subsidiary BAK Battery enjoys a reduced enterprise income tax rate as a foreign invested enterprise and a high tech enterprise in an economic development zone. As such, under the current tax scheme, we did not owe any tax during the first two years following the time at which we became profitable, which tax-free period ended on December 31, 2003. After that time and through the 2009 calendar year, we have been and will be taxed on our enterprise income, which is equivalent to our net income before provision for income tax, at the rate of 7.5%, which is equal to 50% of the current 15% enterprise income tax rate currently applicable in Shenzhen. If we fail to qualify for a reduced tax program following the end of the 2009 calendar year, we would be required to pay tax at the full tax rate applicable in Shenzhen at that time.

         We currently benefit from favorable local tax treatment, the loss of which would adversely affect our results of operations. The current enterprise income tax rate in Shenzhen is 15%, which is in addition to the taxes described above. The PRC could change the tax law to raise the enterprise income tax rate applicable in Shenzhen to the standard statutory tax rate in the PRC, which currently is 33%, which change would result in our incurring a substantially increased tax liability and a consequent reduction in our net income.

Future inflation in China may inhibit economic activity in China.

         In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and China has experienced deflation as low as minus 2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affect the market for our products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, in the PRC could adversely affect our operations.

         A renewed outbreak of SARS or another widespread public health problem in China, where all of our manufacturing facilities are located and where over 77% of our sales occur and in Shenzhen, where our operations are headquartered, could have a negative effect on our operations. Such an outbreak could have an impact on our operations as a result of:

         o        quarantines   or  closures   of  some  of  our   manufacturing
                  facilities   offices,   which  would   severely   disrupt  our
                  operations,

         o        the sickness or death of our key officers and employees, and

         o        a general slowdown in the Chinese economy.

         Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

         Because all of our revenues are in the form of Renminbi, the Chinese currency unit, any restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. If the currency exchange system prevents us from obtaining sufficient foreign currency, we may be unable to fund business activities outside China or otherwise make payments in dollars. Shortages in China in the availability of foreign currency may also restrict our ability to pay dividends. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

The value of our common stock will be affected by the foreign exchange rate between Dollars and Renminbi.

         To the extent that we need to convert dollars into Renminbi for our operational needs, should the Renminbi appreciate against the U.S. dollar at that time, our financial position and the price of our common stock may be adversely affected. Conversely, if we decide to convert our Renminbi into dollars for the purpose of paying dividends on our common stock or for other business purposes and the dollar appreciates against the Renminbi, the dollar equivalent of our earnings from our subsidiaries in China would be reduced.

         Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005 the PRC government changed its policy of pegging the value of the Renminbi to the dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. This change in policy has resulted in an approximate 2.0% appreciation in the Renminbi against the dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

         Any significant revaluation of the Renminbi may materially and adversely affect our revenues, cash flow, earnings and financial position, and the value of any dividends payable in dollars. For example, an appreciation of the Renminbi against the dollar would make any Renminbi denominated investment or expenditure more costly to us, to the extent that we use dollars that we must convert into Renminbi for such purpose.

We may be unable to enforce our legal rights due to policies regarding the regulation of foreign investments in China.

         The PRC's legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies are subject to considerable discretion and variation on the part of the PRC government, including its courts, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. As a result, we may not be aware of any violations of these policies and rules until some time after the violation. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected. In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

         Almost all of our current operations are conducted in China. Moreover, all of our directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our PRC subsidiary's ability to operate, including its ability to pay dividends.

         The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company's assets or equity interests to foreign entities, such as CBBI, for equity interests or assets of the foreign entities.

         In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident shareholders and BAK

International and BAK Battery, including their ability to distribute profits to CBBI. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

         Our business operations or future strategy could be adversely affected by the interpretations and implementation of the SAFE notices . For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, including remittance of dividends to CBBI and the making of foreign-currency-denominated borrowings.

Risks Related to our Common Stock

The market price for our common stock may be volatile.

         The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

         o the lack of depth and liquidity of the market for our common stock,

         o actual or anticipated fluctuations in our quarterly operating results,

         o announcements of new products or services by us or our competitors,

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

         In addition, the stock market in general, and the over-the-counter market in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the performance of listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

A large portion of our common stock is controlled by a small number of stockholders.

         A total of 43.4% of our common stock is held by Xiangqian Li, our President and Chief Executive Officer and Chairman of our Board, and 44.6% of our common stock is held by our directors and executive officers, collectively. As a result, our directors and executive officers are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

Only a limited trading market for our common stock exists.

         Historically, we have had limited trading in our common stock, in part, as a result of the limited public float in our stock and as a result of our operating history. Unless a substantial number of shares are sold by the selling shareholders and other CBBI shareholders into the open market, an active trading market for shares of our common stock may never develop. Without an active market in our shares, the liquidity of the stock could be limited and prices for the common stock would be depressed.

         Our common stock is traded in the over-the-counter market through the Over-the-Counter Electronic Bulletin Board. Our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market).

Sales of substantial amounts of our common stock in the market could cause the price to fall.

         As there is only limited trading activity in our securities, the sale of a substantial amount of our common stock in the market over a relatively short period of time could result in significant fluctuations in the market price of our common stock and could cause our common stock price to fall. We have filed with the Securities and Exchange Commission (i) a registration statement on Form SB-2 (file number 333-122209), as amended, registering the resale of 13,639,916 shares of our common stock by certain selling stockholders as described therein and (ii) a registration statement on Form SB-2 (file number 333-130247) registering the resale of 8,531,852 shares of our common stock by certain selling stockholders as described therein. If and when such registration statements are declared effective, the offers and sales of the shares covered by such registration statements by those selling stockholders could adversely affect the price for shares of our common stock in the open market.

Our common stock could be subject to additional regulation as a "penny stock," which may reduce the liquidity of our common stock.

         If the trading price of our common stock falls below $5.00 per share, the open-market trading of our common stock will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or, together with his or her spouse, $300,000). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase.

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

We are obligated to indemnify our officers and directors for certain losses they suffer.

         Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against liabilities, attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us to the maximum extent permitted by Nevada law. If we are required to indemnify any persons under this policy, the amounts we would have to pay could be material, and we may be unable to recover any of these funds from any source.

We recently adopted amendments to our Bylaws that could entrench our Board of Directors and prevent a change in control.

         Effective January 20, 2005, we adopted Amended and Restated Bylaws that
(i) increased the percentage of stockholders required to call special meetings of stockholders from 10% to 30%, (ii) eliminated a provision allowing stockholders to fill vacancies in the Board if such vacancies were not filled by the Board, (iii) include a new provision providing that no contract or transaction between us and one or more of our directors or officers is void if certain criteria are met and (iv) allow for the amendment of our Bylaws by the Board of Directors rather than our stockholders. Collectively, these provisions may allow our Board of Directors to entrench the current members and prevent a change in control of our company in situations where a change in control would be beneficial to our stockholders.

ITEM 2.  PROPERTIES
         ----------

         We currently lease 8,486 square meters in the aggregate for office space, manufacturing facilities and dormitory space. We lease 3,000 square meters for office space and manufacturing operations pursuant to a lease which runs from June 1, 2003 to June 1, 2008. Our current rent due under that lease is $2,781 a month. We also lease 2,500 square meters for office space and manufacturing facilities pursuant to a lease with a term beginning December 16, 2001 and ending December 15, 2006. We owe lease payments of $2,329 a month during the term of this second lease. We also lease an additional 2,986 square meters for dormitory space pursuant to a lease with a term beginning July 1, 2005 and ending June 30, 2008. We owe lease payments of $2,583 per month under this lease.

         In addition, currently we have completed construction of 174,784 square meters of new facilities comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space and administrative offices at the BAK Industrial Park. Of that space, 107,388 square meters will be new manufacturing facilities. We have completed construction and put into use an additional administrative area, production facility, four manufacturing facilities, a warehouse and packaging facility, two dormitories and one dining hall. At present, we have no payment obligations related to these facilities, although we continue to make payments regarding the construction of the facility as costs arise. We do not own the tract of property on which we are constructing the new manufacturing plant and related facilities. We have applied for, but have not obtained, a certificate of land use right for the property and those new facilities.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         We are not a party to any legal proceedings, nor are we aware of any threatened or contemplated proceedings which are expected to result in a material adverse effect on our consolidated financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matter was submitted to a vote of our security holders during the fiscal year covered by this report through solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
         -----------------------------------------------------------------------

Common Stock and Dividend Policy

         There is no established public trading market for our common stock, and our common stock is not listed for trading on any securities exchange or the

NASDAQ. However, over-the-counter trades in our common stock are quoted on the NASD's Over-the-Counter Bulletin Board under the symbol "CBBT.OB." On November 30, 2005, the last reported sales price for our common stock was $7.50 per share.

         The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the NASD's Over-the-Counter Bulletin Board, as adjusted for all previously effected stock splits. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.


                                                               Common Stock
                                                         -----------------------
         By Quarter Ended                                   High         Low
         Fiscal 2003                                     ----------   ----------
         -----------------------------------------------
         March 31, 2003..............................        $.39         $.37
         June 30, 2003...............................        $.60         $.60
         September 30, 2003..........................       $1.01        $1.01
         December 31, 2003...........................       $1.01        $1.01
         Fiscal 2004
         -----------------------------------------------
         March 31, 2004..............................       $1.01        $1.01
         June 30, 2004...............................       $1.01        $1.01
         September 30, 2004..........................       $1.45        $1.02
         December 31, 2004...........................       $3.50        $1.25
         Fiscal 2005
         -----------------------------------------------
         March 31, 2005..............................       $7.30        $2.80
         June 30, 2005...............................       $8.50        $5.00
         September 30, 2005..........................       $7.75        $6.54
-----------

         In reviewing the foregoing table, it should be noted that the exchange of stock by which China BAK acquired BAK International and its subsidiary BAK Battery occurred on January 20, 2005.

         As of November 30, 2005, there were 48,878,396 shares of our common stock outstanding held by approximately 148 stockholders of record.

         We have never paid any cash dividends on our common stock. We do not anticipate paying any cash dividends or making any other cash distributions on our common stock in the foreseeable future. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. Our operating subsidiaries may be subject, from time to time, to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into dollars or other hard currency and other regulatory restrictions. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

         Please see Item 11 "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" for a description of securites authorized for issuance under

Recent Sales of Unregistered Securities

         On September 16, 2005 the Company issued an aggregate of 7,899,863 shares of its common stock to certain accredited investors as that term is defined in Rule 502 of Regulation D promulgated under the Securities Act of 1933, as amended, at a purchase price of $5.50 per share, for a total purchase price of $43,449,246. In connection with the closing of that issuance, the Company issued warrants to purchase an aggregate of 631,989 shares of common stock at an exercise price of $7.92 per share exercisable for a period ending three years after the date of issuance to certain persons as part of an agreed upon fee. The securities were issued in reliance upon the exemption contained in
Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The purchasers were not solicited through any form of general solicitation or advertising. The purchasers represented to the Company, among other things, that they were acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, that they were accredited investors as that term is defined in Rule 502 of Regulation D promulgated under the Securities Act of 1933, as amended, and appropriate legends were placed upon the securities issued. All purchasers were provided, and acknowledged that they had adequate access to, information about the Company.

         On January 20, 2005 we completed a stock exchange transaction with the stockholders of BAK International, Ltd., a Hong Kong company ("BAK International"). The exchange was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement dated effective as of January 20, 2005 by and among CBBI, BAK International and the stockholders of BAK International. Pursuant to the Securities Exchange Agreement, we issued 39,826,075 shares of our common stock, par value $0.001 per share, to the stockholders of BAK International, representing approximately 97.2% of our post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International. We presently carry on the business of Shenzhen BAK Battery Co., Ltd., a Chinese corporation and BAK International's wholly-owned subsidiary, or BAK Battery.

         The 39,826,075 shares were issued in 2 separate transactions. The first transaction culminated in the issuance of 31,225,642 to the original shareholders of Shenzhen BAK Battery, Co., Ltd. for an aggregate cash consideration of $11,500,000. This amount approximated the capitalization of Shenzhen BAK Battery, Ltd. at the time of the agreement was entered into.

         The second transaction culminated in the issuance of 8,600,433 shares for an aggregate cash consideration of $17,000,000. ($15,528,629 net of issuance costs).

         The foregoing shares were issued in private transactions or private placements intending to meet the requirements of one or more exemptions from registration. In addition to any noted exemption below, we relied upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were "restricted securities" in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were "accredited investors" as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions. We never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

         On June 10, 2004, we issued 99,858 shares of our $ 0.001 par value common stock in full settlement of debt, in the amount of $49,929, owed to Harry Miller, our former President and Chief Executive Officer. The price of the transaction was $0.50 per share. The issuance of these shares to Mr. Miller was not registered under the Securities Act of 1933 in reliance on the exemption therefrom contained in Section 4(2) of such act and Regulation D as promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION
         -----------------------------------------------------------------------

         The following management's discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking information. See "Special Note Regarding Forward Looking
Statements" above for certain information concerning those forward looking statements

         Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted ("GAAP") in the United States. See "Exchange Rates" below for information concerning the exchange rates at which Renminbi were converted to US Dollars at various pertinent dates and for pertinent periods.

Overview

         CBBI is a holding company whose Hong Kong-based subsidiary, BAK International, and China-based subsidiary, BAK Battery, focus on the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric motors, and general industrial applications. We manufacture five types of batteries: steel case cell, aluminum case cell, cylindrical case cell, Li-ion polymer cells and industrial batteries, although the majority of our income is generated from the sale of steel case cells.

         CBBI acquired BAK International and, as a result, BAK International's wholly-owned subsidiary, BAK Battery, on January 20, 2005, by means of an exchange of 39,826,075 shares of CBBI's common stock for all of the outstanding shares of stock of BAK International. However, we have accounted for the transaction as a recapitalization, which resulted in the adoption of the historical consolidated financial statements of BAK International, as prepared in accordance with United States GAAP, as the financial statements of CBBI. See
Note 2 to our consolidated financial statements included in this filing for additional information regarding the accounting treatment of the acquisition and its impact on our consolidated financial statements.

         On September 16, 2005, CBBI consummated the sale of 7,899,863 shares of its common stock to certain accredited investors (as that term is defined in Rule 502 of Regulation D promulgated under the Securities Act of 1933, as amended). In connection with the closing of that issuance, the Company issued warrants to purchase an aggregate of 631,989 shares of common stock, at an exercise price of $7.92 per share, exercisable for a period ending three years after the date of issuance to certain persons as part of an agreed upon fee.

Certain Accounting Matters

         Substantially all of our revenue is derived from the sale of battery cells, which we recognize upon shipment or delivery depending upon the sales order. In the event goods are returned, revenue is reduced and the returned goods are placed back in inventory during the period the goods are received by us. Concurrent with the recognition of revenue, we record a warranty reserve for product returns. When determining the amount of such reserves, we estimate the amount of claims based upon our historical experience with product returns and warranty claims.

         Cost of goods sold consists primarily of raw materials, direct labor and manufacturing overhead. Manufacturing overhead consists primarily of an allocation of purchasing and receiving costs, supplies, utilities, depreciation, factory and equipment repairs and maintenance, and inspection fees.

         Selling expenses consist primarily of payroll, advertising and promotion, depreciation and travel and entertainment. Marketing or advertising costs are incurred primarily to promote ourselves and our products through printed advertisements in trade publications and to display our products through attendance at industry trade exhibitions. We do not pay slotting fees, engage in cooperative advertising programs, participate in buy-down programs or similar arrangements. No material estimates are required to determine our marketing or advertising costs.

         General and administrative expenses consist primarily of payroll, professional fees, insurance, payroll taxes and benefits, general office expenses, travel and entertainment, transportation, and depreciation.

         Net income does not reflect certain annual appropriations to reserve funds in accordance with PRC regulations. These appropriations are reflected in the statement of retained earnings as a reduction in retained earnings.

Results of Operations

         Results of operations for the year ended September 30, 2005 as compared to the year ended September 30, 2004.

Revenues

         Revenues increased to $101.9 million for the year ended September 30, 2005 as compared to $63.7 million for the prior year, an increase of $38.2 million or 59.9%. Our revenues increased during 2005 primarily as a result of an increase in the number of units sold, with a slight improvement in average unit selling prices. Revenues relating to steel case cells increased to $56.9 million in 2005 from $38.0 million in 2004, an increase of $18.9 million or 49.7%, primarily due to an increase in the number of units sold. Revenues from sales of aluminum case cells increased to $23.7 million for 2005 as compared to $13.1 million in 2004, an increase of $10.6 million or 80.9%, primarily due to increased sales volume. Revenues relating to industrial batteries increased to $20.2 million in 2005 from $12.4 million in 2004, an increase of $7.8 million or 62.9%, primarily due to an increase in the number of units sold. Although most of our sales were made in China, we were able to gain market share both domestically and internationally during the year because, in our belief, our production volume and technological advantage gives us an advantage over our competitors with regard to supply ability and cost. We also believe that our gain in market share was due in part to our decision to maintain competitive pricing, the improved quality of our products and the improvements we made in production efficiencies.

Gross Profit

         Gross profit for the fiscal year ended September 30, 2005 was $25.7 million or 25.2% of revenues as compared to gross profit of $13.8 million or 21.7% of revenues for the prior fiscal year.

         The increase in gross profit, as a percentage of revenues, resulted from a combination of decreased unit manufacturing costs and slightly higher average unit selling prices. While our cost of manufacturing steel case cell units decreased by 4.8% in fiscal 2005, selling prices decreased by less than 1.0%, resulting in an overall increase in gross profit from 23.2% to 26.5% of revenues. In the aluminum case cell market, unit manufacturing costs increased by 8.2% in fiscal 2005, while selling prices increased an average of only 6.5%, thereby reducing gross profit from 21.9% to 20.7% of revenues. The 7.0% decrease in unit selling prices for industrial batteries from fiscal 2004 to fiscal 2005, however, was more than offset by a 14.0% improvement in unit manufacturing costs, resulting in an improvement in gross profit from 24.1% to 29.8% of revenues. We did gain market share during the year due to our decision to maintain competitive pricing while improving the quality of our products.

Selling Expenses

         Selling expenses increased to $4.0 million for the year ended September 30, 2005, as compared to $1.9 million for the prior year, an increase of $2.1 million or 114.2%.

         Salaries related to selling efforts increased to $2.0 million in fiscal 2005 from $830,000 for the prior year, an increase of $1.2 million. An increase in the number of employees in our sales and marketing group and higher average salaries paid to the sales and marketing employees in fiscal 2005 were responsible for this increase. We had 88 employees engaged in sales and marketing as of September 30, 2005 as compared to 67 as of September 30, 2004. In connection with the introduction of a formal and coordinated marketing campaign, advertising expenses increased to $298,000 in fiscal 2005 from $201,200 in 2004, an increase of $96,800. Filing fees, promotion, trademarks, depreciation, and other related selling and marketing expenses increased to $1,725,600 for fiscal 2005 from approximately $476,700 for the prior fiscal year, an increase of $1,248,900, related to increased sales and selling efforts.

General and Administrative Expenses

         General and administrative expenses grew to $5.0 million for the fiscal year ended September 30, 2005 from $3.1 million for the prior fiscal year, an increase of $1.9 million or 61.0%. As a percentage of revenues, general and administrative expenses were 4.9% and 4.9% in fiscal 2005 and 2004, respectively. Despite the increase in general and administrative expenses from fiscal 2004 to fiscal 2005, those expenses remained manageable relative to revenues.

         Salaries and benefits, including costs of training, increased to $1.4 million in fiscal 2005 from $1.2 million in the prior fiscal year, an increase of $234,000 or 19.8%, primarily as a result of additional employees. We had 500 employees in general and administration positions as of September 30, 2005, as compared to 122 employees as of September 30, 2004. Professional fees increased $224,000 from fiscal 2004 to fiscal 2005, reflecting the additional costs of operating as a public Company since January 2005.

Research and Development Expenses

         Research and development expenses increased to $542,000 for the fiscal year ended September 30, 2005 as compared to $329,000 for the prior fiscal year, an increase of $213,000 or 64.7%. New initiatives, such as rechargeable lithium polymer batteries and LiNiCoO2 anode research, depreciation from research and development equipment additions and an increase in patent applications and maintenance contributed to the increase.

Bad Debts

         Bad debt expense totaled $770,000 for the fiscal year ended September 30, 2005 as compared to $327,000 for the prior fiscal year, an increase of $443,000 or 135.5%. As a percentage of revenues, bad debts were 0.8% and 0.5% for fiscal 2005 and fiscal 2004, respectively. We believe that the reserve for bad debts as of September 30, 2005 is adequate, and we will adjust future reserves as we gain more experience with our customers.

Operating Income

         As a result of the foregoing, operating income totaled $15.3 million for the fiscal year ended September 30, 2005 as compared to operating income of $8.1 million for the fiscal year ended September 30, 2004, an increase of $7.2 million or 88.0%, on a 59.9% increase in revenues.

         As a percentage of revenues, operating income was 15.0% in fiscal 2005 as compared to 12.8% for the prior fiscal year. This increase in operating income as a percentage of revenues was substantially due to the increase in gross margin from fiscal 2004 to fiscal 2005.

Finance Costs

         Finance costs increased to $2.4 million for the fiscal year ended September 30, 2005 as compared to $1.0 million for the prior fiscal year, an increase of $1.4 million or 138.1%. The increase was attributable to the increase in the amount of our short term bank loans in fiscal 2005 compared with that outstanding in fiscal 2004. We had $39.5 million in short-term bank loans as of September 30, 2005, as compared to $27.3 million and $3.5 million outstanding as of September 30, 2004 and 2003, respectively. Short-term bank loans bear interest at annual rates ranging from 4.5% to 6.1%, and maturities are generally less than twelve months. The funds obtained from the increased borrowings were primarily used to fund working capital and to purchase equipment. The Company expects to replace the short term debt incurred to fund these long-term equipment acquisitions with comparable long-term debt once it formally acquires its certificate of land use right.

Provision for Income Taxes

         We temporarily enjoy favorable tax treatment as a result of locating our main production facilities in the Shenzhen Special Enterprise Zone. In accordance with the relevant income tax laws applicable to enterprises operating in the Shenzhen Special Economic Zone of the PRC, the taxable income of the Company is fully exempt from income tax for 2 years ("tax holiday"), commencing from the first profit making year of operations, followed by a 50% exemption for the immediate next three years ("tax preferential period"), after which the profits of the Company will be taxable at the full reduced rate for New and High Technology Enterprises, currently 15%. In addition, the Company also enjoys the same tax holiday and tax preferential period treatments on the additional investments that were approved during fiscal year 2005. The percentage of taxable income enjoying a tax holiday in 2005 is 55.88%; the 44.12% balance enjoys tax preferential period treatment. We anticipate a tax rate of 7.5% of profits on the original investment portion through the 2006 calendar year, before reverting to the anticipated standard corporate rate of 15% afterward. The additional investment will enjoy the tax holiday through the 2006 calendar year and then be taxed at 7.5% through the 2009 calendar year.

         Further, on August 11, 2005, Shenzhen BAK was recognized as a Foreign-Invested, Advanced-Technology Enterprise by the Shenzhen government, whereby Shenzhen BAK will enjoy an additional three year tax preferential period for all of its taxable income after the expiration of the original three year tax preferential period. If the Company fails to qualify for a reduced tax program following the end of the 2009 calendar year, the Company will be required to pay tax at the full 15% tax rate of its taxable income applicable to Shenzhen starting in 2010.

         Income taxes increased to $527,000 for the year ended September 30, 2005, as compared to $394,000 for the previous year. We commenced paying taxes at the annual rate of 7.5% for the final nine months of fiscal 2004, resulting in an effective tax rate of 5.5% for fiscal 2004. Although income taxes were paid at a 7.5% rate for all of 2005 on the original investment portion, no taxes were due in 2005 for the additional investment due to the tax holiday, resulting in a lower overall rate of 4.1% The Company has purchased $173,000 of equipment made in China during the year ended September 30, 2005, and will be eligible for a tax credit, equal to 40% of theses purchases, against additional future income tax.

Net Income

         Primarily as a result of increased sales during fiscal 2005, we increased our net income to $12.4 million as compared to $6.7 million for the prior year, an increase of $5.6 million or 83.4%.

Results of operations for the year ended September 30, 2004 as compared to the year ended September 30, 2003

Revenues

         Revenues increased to $63.75 million for the fiscal year ended September 30, 2004 as compared to $20.05 million for the prior fiscal year ended September 30, 2003, an increase of $43.70 million or 218%. Revenues from sales of aluminum case cell batteries were $13.08 million, an increase of $12.8 million, as compared to $280,000 in the prior year. This increase was primarily due to increased volume resulting from additional product offerings and our increased production. Revenues relating to steel case cell batteries increased to $50.41 million from $19.68 million in the prior year, an increase of $30.73 million or 156%. This increase also was due to increased volume of sales as a result of additional product offerings and our increased production. In fiscal year 2004, our customers continued to demand price concessions, while simultaneously demanding greater quality and services from us. In response to these conditions, we acted to contain of costs and provided price reductions. Despite continued pricing pressure resulting in selling price reductions during the year in both aluminum case and steel case markets, we were able to gain market share both domestically and internationally because, in our belief, our production volume and technological advantage gives us an advantage over our competitors with regard to supply ability and cost.

Gross Profit

         Gross profit for the fiscal year ended September 30, 2004 was $13.82 million or 21.7% of revenues as compared to gross profit of $5.52 million or 27.5% of revenues for the prior fiscal year.

         The reduction in gross profit, as a percentage of revenues, resulted from a combination of reduced unit selling prices and increased unit manufacturing costs stemming from an increase in prices for most raw materials used in the manufacturing process. Steel case cell battery selling prices decreased by 12.4% during fiscal 2004, while our cost of manufacturing steel case cell units decreased by only about 5.5%, resulting in an overall decrease in gross profit from 26.65% to 20.42% of revenues from the sale of steel case cell units in fiscal 2004. In the aluminum case cell market, price reductions averaged 21.9% and unit costs increased by 10.6%, thereby reducing gross profit in our aluminum case products from 21.69% to 19.38% of revenues in fiscal 2004. We did, however, gain market share due in part to our decision to maintain low pricing, the improved quality of our products and the improvements we made in manufacturing efficiencies.

Selling Expenses

         Selling expenses increased to $1.88 million for the year ended September 30, 2004 as compared to $445,800 for the prior year, an increase of $1.43 million or about 321.2%.

         Salaries related to selling efforts increased to $740,000 from $80,000 for the prior year, an increase of $660,000, primarily as a result of an increase in the number of employees in our sales and marketing group and higher average salaries paid to the sales and marketing employees in fiscal 2004. More sales and marketing group efforts were required to continue gaining market share and to grow revenues. We had 67 employees engaged in sales and marketing as of September 30, 2004 as compared to 51 as of September 30, 2003. In connection with the introduction of a formal and coordinated marketing campaign, marketing expenses increased to $610,000 from $230,000 incurred in the prior year, an increase of $380,000. Transportation, filing fees, promotion, trademarks, and other related selling and marketing expenses increased to $520,000 for fiscal 2004 from $132,000 for the prior fiscal year, an increase of $388,000, related to increased sales and selling efforts.

General and Administrative Expenses

         General and administrative expenses grew to $3.14 million for the fiscal year ended September 30, 2004 as compared to $804,600 for the prior fiscal year, an increase of $2.3 million or 290.4%. As a percentage of revenues, general and administrative expenses were 4.9% and 4.0% in fiscal 2004 and fiscal 2003, respectively. The increase in the general and administrative expenses stemmed from an increase in our infrastructure to support the increased sales levels during fiscal 2004 through facilities expansion and the hiring of additional employees. Despite the increase in general and administrative expenses from fiscal 2003 to fiscal 2004, those expenses remained manageable relative to revenues.

         Salaries and benefits, including costs of training, increased to $1.27 million in fiscal 2004 from $260,000 as compared to the prior fiscal year, an increase of $1.01 million or 388%, primarily as a result of additional employees. We had 99 employees in machinery and engineering positions as of September 30, 2004, as compared to 27 employees as of September 30, 2003.
Increases in office expenses, insurance, professional fees, maintenance, recruitment, and other administrative expenses accounted for the remainder of the increase in this category from fiscal 2003 to fiscal 2004, increases also related to the increased number of employees.

Research and Development Expenses

         Research and development expenses increased to $329,000 for the fiscal year ended September 30, 2004 as compared to $117,000 for the prior fiscal year, an increase of $212,000 or 182%. The increase in our research and development staff to 107 as of September 30, 2004 from 58 as of September 30, 2003 was the primary factor accounting for the increase in this category. New initiatives, such as rechargeable lithium polymer batteries research and development, and an increase in patent applications and maintenance required incremental staff hiring contributed to the increase.

Bad Debts

         Bad debt expense totaled $327,000 for the fiscal year ended September 30, 2004 as compared to $448,000 for the prior fiscal year, a decrease of $121,000 or 27%. As a percentage of revenues, bad debts were 0.5% and 2.2% for fiscal 2004 and fiscal 2003, respectively. We believe that the reserve for bad debts as of September 30, 2004 was adequate, and we will adjust future reserves as we gain more experience with our customers.

Operating Income

         As a result of the foregoing, operating income totaled $8.15 million for the fiscal year ended September 30, 2004 as compared to operating income of $3.70 million for the fiscal year ended September 30, 2003, an increase of $4.45 million or 120%.

         As a percentage of revenues, operating income was 12.8% in fiscal 2004 as compared to 18.5% for the prior fiscal year. This reduction in operating income as a percentage of revenues was substantially due to the reduction in levels of gross profit from fiscal 2003 to fiscal 2004.

Finance Costs

         Finance costs increased to $1.01 million for the fiscal year ended September 30, 2004 as compared to $123,000 for the prior fiscal year, an increase of $887,000 or 721%. The increase was attributable to the increase in the amount of our outstanding debt in fiscal 2004 compared with that outstanding in fiscal 2003. We had $49.89 million in short-term loans and notes payable as of September 30, 2004 as compared to $9.58 million outstanding as of September 30, 2003. Short-term loans and notes payable are comprised of various short-term bank loans and promissory notes, bearing interest at rates ranging from 4.54% to 5.84%, and maturities of generally less than twelve months. The funds obtained from the increased borrowings were used to construct our new manufacturing facilities and to purchase associated equipment, which resulted in $40.31 million of capital costs. The remaining proceeds of the borrowing were used for working capital purposes.

Provision for Income Taxes

         We enjoy a temporary favorable tax treatment as a result of locating our main production facilities in the Shenzhen Special Enterprise Zone. We anticipate a tax rate of 7.5% of profits through the 2009 calendar year before reverting to the anticipated standard corporate rate of 15%.

         Taxes increased to $394,000 for the year ended September 30, 2004 as compared to no taxes for the previous year. We commenced paying taxes at the annual rate of 7.5% in 2004, two years after we first had net income; however, because these taxes are based on a calendar year we only paid taxes for the final nine months of fiscal 2004, resulting in an effective tax rate of 5.5% for fiscal 2004.

Net Income

         Primarily as a result of increased sales during fiscal 2004, we increased our net income to $6.75 million as compared to approximately $3.58 million for the prior year, an increase of $3.17 million or about 89%.

Liquidity and Capital Resources

         We have historically financed our liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, promissory note issuances, capital stock issuances and internally generated cash. As of September 30, 2005, we had cash and cash equivalents of $52.4 million, as compared to $10.3 million as of September 30, 2004. Included in cash and cash equivalents are cash deposits that are pledged to banks in the amounts of $19.4 million and $7.1 million at September 30, 2005 and 2004, respectively. Typically, banks in the PRC require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances. The individual bank loans have maturities ranging from 5 to 12 months, which coincides with the periods the cash remains pledged to the banks.

         We had a working capital surplus of $20.0 million as of September 30, 2005, as compared to a working capital deficiency of $26.2 million as of September 30, 2004, an improvement of $46.2 million in working capital. This improvement was primarily attributable to the $56.0 million of net proceeds from the $17.0 million and $43.4 million equity raises in January 2005 and September 2005, respectively. We had short term borrowings maturing in less than one year of $69.1 million as of September 30, 2005, as compared to $49.9 million as of September 30, 2004, an increase of $19.2 million. We currently expect to be able to extend the maturities of our short-term debt once we formally acquire our certificate of land use right. If we are not able to do so, we will have to refinance such short-term debt as it becomes due or to repay that debt to the extent we have cash available from operations or from the proceeds of additional issuances of capital stock.

         As of September 30, 2005, the principal outstanding under our credit facilities and lines of credit were as follows:

                                                              (In thousands)
                                                                       Maximum
                                                            Amount      Amount
                                                           Available   Borrowed
                                                           ---------   ---------
Comprehensive Credit Facilities:
    Agricultural Bank of China ........                    $  30,895   $  27,279
    Shenzhen Development Bank .........                       18,536      13,656
    Shenzhen Commercial Bank ..........                        6,179       6,179
    China Minsheng Bank ...............                        4,943       4,943
    Construction Bank of China ........                        3,707       3,707
                                                           ---------   ---------
           Subtotal - Credit Facilities                    $  64,260      55,764
                                                           =========   =========
 Lines of Credit:
    Agricultural Bank of China ........                                    5,176
    Shenzhen Development Bank .........                                      776
    Shenzhen Commercial Bank ..........                                    2,468
    China Minsheng Bank ...............                                    4,939
                                                                       ---------
      Subtotal - Other Borrowings .....                                   13,359
                                                                       ---------
      Total Principal Outstanding .....                                $  69,123
                                                                       =========

         Lines of credit are outside of comprehensive credit facilities and are therefore shown separately.

         We refinanced our short-term debt during 2005 at annual interest rates of 4.5% to 6.1%, payable monthly, and for terms of six to twelve months. These debt arrangements are generally guaranteed by BAK International, Mr. Xiangqian Li, our Director, Chairman of the Board, President, and Chief Executive Officer, and Jilin Provincial Huaruan Technology Company Limited by Shares, a PRC company ("Huaruan Technology"). Pursuant to the refinancing, we deposited $19.4 million of restricted cash, and pledged $7.7 million of inventory and $9.8 million of equipment and machinery as security for our comprehensive credit facility with Shenzhen Development Bank ("Credit Facility"). In addition, Mr. Li pledged 19,053,887 of his shares of our common stock to guarantee our obligations under the Credit Facility. Furthermore, if at any point during the term of the Credit Facility (i) our liabilities exceed 70% of our assets, (ii) our sales revenue declines by 10% from their levels for the prior calendar year or (iii) our net asset value declines by 10% compared to the same point during the prior calendar year, all outstanding debt, including interest and penalties due thereunder, will accelerate and become immediately due and payable. We are currently in compliance with these financial tests. The indebtedness to Shenzhen Commercial Bank is guaranteed by Mr. Li and by an unaffiliated third party guarantor.

         During the fourth calendar quarter of 2005, we refinanced two of our credit facilities totaling $3.8 million, and entered into two new credit facilities totaling $3.7 million with existing lenders. The four new facilities provide for monthly interest payments at fixed annual interest rates from 5.2% to 6.1%, with principal repayments at maturities during the second calendar quarter of 2006. There were no changes in assets pledged or payment guarantees from September 30, 2005 as a result of these new facilities. In the future, we may be unable to obtain the same or similar terms for any refinancing of our short-term indebtedness, or be unable to renew our credit facilities on acceptable terms. If we fail to obtain debt or equity financing to meet our debt obligations, or fail to obtain extensions of maturity dates of these obligations as they become due, our overall liquidity and capital resources will be adversely affected.

         As of September 30, 2005, principal, interest and rental payments due under our contractual obligations were as follows:

                                             (In thousands)
                                              Payments Due
                       ---------------------------------------------------------
                                               Less than   More than
                         Total       1 Year    1-3 Years   3-5 Years    5 Years
                       ---------------------------------------------------------

Bank Loan, Short Term  $  39,545   $  39,545        --          --          --

Notes Payable             29,577      29,577        --          --          --

Operating Leases             215          95         120        --          --

Capital Leases              --          --          --          --          --
                       ---------------------------------------------------------

 Total Payments Due    $  69,337   $  69,217   $     120        --          --
                       ---------------------------------------------------------

         On September 30, 2004, contrary to relevant PRC laws and regulations, the Company borrowed $1,812,316 from Changzhou Lihai Investment Consulting Co., Ltd., an unaffiliated party. The Company subsequently repaid this loan on October 11, 2004. Management believes that the risk to the Company, due to this loan arrangement, is very limited.

         On January 18, 2005, BAK International completed a private offering of 8,600,433 shares of its common stock for gross offering proceeds of $17.0 million or $1.98 per share. Investors in the offering participated in the subsequent exchange transaction with CBBI, and received 8,600,433 restricted shares of the Company's common stock, along with attendant registration rights. Net proceeds from the financing of $15.7 million were used as follows: $4.3 million to expand production facilities, $1.8 million to enhance existing products and to research and develop new product offerings, and $9.6 million for working capital purposes.

         On September 16, 2005, the Company sold 7,899,863 shares of its common stock for gross offering proceeds of $43.4 million or $5.50 per share. Net proceeds from that transaction of $40.3 million will be used to purchase equipment and for working capital.

         On November 1, 2005, BAK Battery entered into a loan agreement with Shenzhen Development Bank, Longgang Branch, under BAK Battery's Comprehensive Credit Facilities Agreement with such bank entered into on April 7, 2005. Under this loan agreement, BAK Battery has borrowed US$1,236,094 for working capital purposes. This loan matures on April 30, 2006, and bears interest at an annual rate of 6.138%. Interest is payable monthly. On November 30, 2005, and December 5, 2005, BAK Battery also entered into two loan agreements with the Agricultural Bank of China, Longgang Branch, under the Comprehensive Credit Facility
Agreement  with such  bank  entered  into on May 20,  2005.  The loan  agreement entered into on November 30 replaced, and BAK Battery paid in full, the outstanding balance under the loan agreement with the Agricultural Bank of China, Longgang Branch, dated May 31, 2005, which had an outstanding principal balance at the time of payment of US$1,977,750. BAK Battery has borrowed US$1,977,750 under the loan agreement entered into November 30 for working capital purposes. This loan matures on May 30, 2006, and bears interest at an annual rate of 5.22%, with interest payable monthly. Under the December 5 loan agreement, BAK Battery has borrowed US$1,854,140 for working capital purposes. This loan matures on June 5, 2006, and bears interest at an annual rate of 5.22%, with interest payable monthly. The December 5 loan agreement replaces, and BAK Battery paid in full, the outstanding balance under the loan agreement with the Agricultural Bank of China, Longgang Branch, dated June 3, 2005, which had an outstanding principal balance at the time of payment of US$1,854,140. Finally, on December 1, 2005, BAK Battery entered into a loan agreement with China Construction Bank, Shenzhen Branch, under BAK Battery's Comprehensive Credit Facility Agreement dated August 24, 2005, with such bank. BAK Battery has borrowed US$2,472,188 under this loan agreement for working capital. This loan matures on June 1, 2006, and bears interest at an annual rate of 5.481%, with interest payable monthly. We are completing construction of a new production facility at our BAK Industrial Park. The facility encompasses 174,784 square meters with an estimated construction cost of $42.5 million. Upon completion, our new facility will give us the ability to manufacture approximately 1.5 million units per day, which in turn may allow us to significantly increase our revenues. We are also presently undergoing certification as a global OEM manufacturer for the mobile phone industry. To date, most of the certification process is complete, and we expect to be able to obtain certification soon.

         After completion of construction of our BAK Industrial Park facility and formal receipt of our land use right, we anticipate being able to extend the maturity of some or all of our short-term debt. We are also seeking additional capital from other sources in order to meet our capital requirements for expansion and ongoing liquidity needs. We may be unable to obtain this additional capital or may be able to obtain additional capital only on terms unfavorable to us and our existing stockholders. The additional capital could include debt or equity financing, which could be dilutive to existing stockholders. If we are unable to secure such financing, we may not be able to complete all of our planned capital expansion.

Off-Balance Sheet Transactions

         In the ordinary course of business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related to or unrelated to the Company. Conversely, the Company's debt with lenders may also be guaranteed by other parties which may be related or unrelated to the Company.

         Under generally accepted accounting principles, these transactions may not be recorded on the balance sheet of China BAK, Inc., or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off balance sheet arrangements would result from our loan guaranties in which China BAK, Inc. would provide contractual assurance of the debt, or guarantee the timely re-payment of principal and interest of the guaranteed party. Typically, no fees are received for this service. Thus in those transactions, China BAK, Inc. would have a contingent obligation related to the guaranty of payment in the event the underlying loan is in default.

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

         We had contingent guaranty obligations at September 30, 2005 requiring recognition or disclosure under FIN 45. We had guaranteed the timely re-payment of principal and interest of two parties to a bank. The maximum amount of our exposure for those guaranties at September 30, 2005 was $5.3 million. No revenue, expenses or cash flows arose from these arrangements at anytime.

Critical Accounting Policies

         In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we use statistical analysis, estimates and projections that affect the reported amounts and related disclosures and may vary from actual results. We consider the following accounting policies to be both those that are most important to the portrayal of our financial condition and require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be an effect on our financial statements.

         Revenue Recognition, Returns and Warranties. Revenue from sales of our products is recognized upon shipment or delivery, depending on the terms of the sales order, provided that persuasive evidence of a sales arrangement exists, title and risk of loss have transferred to the customer, the sales amount is fixed and determinable, sales and value-added tax laws have been complied with, and collection of the revenue is reasonably assured.

         We reduce revenue based upon estimates of future credits to be granted to customers. Credits are granted for reasons such as product returns due to quality issues, including product warranties claims, volume-based incentives, and other special pricing arrangements. Management utilizes its historical experience to estimate the allowance for product returns and warranty claims and revises those estimates periodically based on changes in actual experience, market conditions and contract terms.

         In addition, management monitors collectability of accounts receivable primarily through review of the accounts receivable aging. When facts and circumstances indicate the collection of specific amounts from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made.

         Inventory Valuation Allowances. Inventory is valued net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. Allowances are determined by comparing inventory levels of individual materials and parts to historical usage rates, current backlog and estimated future sales, and by analyzing the age of inventory, in order to identify specific components of inventory that are judged unlikely to be sold. In addition to this specific identification process, statistical allowances are calculated for remaining inventory based on historical write-offs of inventory for salability and obsolescence reasons. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, technology shifts and other factors.

Changes in Accounting Standards

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," ("SFAS 151") which became effective for us on October 1, 2005. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in inventory. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. We are currently evaluating the potential impact of this issue on our financial position and results of operations, but management does not believe the impact of the adoption of SFAS 151 will be material.

Exchange Rates

         The financial records of BAK International and BAK Battery are maintained in Renminbi ("RMB" or "Yuan"). In order to prepare our financial statements and to state other amounts set forth in this Management's Discussion and Analysis ("MD&A"), , we have translated amounts in Renminbi into amounts in US Dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income (loss) in our stockholders' equity section of our balance sheet. All other amounts stated in this MD&A, that were originally booked in Renminbi and translated into US Dollars, were translated using the closing exchange rate on the date of recognition. Year to year comparative amounts included in this MD&A are based on the amounts for the years or date compared included in the financial statements for the years discussed. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

         The exchange rates used to translate amounts in Renminbi into US Dollars in connection with the preparation of the Company's financial statements or otherwise stated in this MD&A were as follows:


                                                               RMB per US Dollar
                                                               -----------------
                                                                 2005     2004
                                                               -----------------
Balance sheet items as of September 30                          8.0920   8.2767

Amounts included in the statement of operations,
statement of changes in stockholders' equity and
statement of cash flows for the years ended September 30        8.2413   8.26688

         Renminbi are not readily convertible into US Dollars in the foreign exchange markets. The foreign exchange rate between the RMB and the US Dollar had been stable at approximately RMB 8.28 to US$1.00 for the last few years. On July 21, 2005, the Central Bank of China announced that it would allow the Yuan to move to a flexible exchange rate with a maximum daily variance against the US Dollar of 0.3%. No provision has been made in the accompanying financial statements for the change in currency policy, nor has any determination been made, as to the potential impact, this may have on the Company's future operations. As a result, the stated exchange rates may not accurately reflect the amount in US Dollars into which Renminbi could be actually converted at the date or during the periods reflected in the foregoing table.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis ("MD&A") contains certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the use in those Statements of terminology such as "may," "will," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. The forward-looking statements included in this MD&A address activities, events or developments that we expect or anticipate will or may occur in the future, including:

         o our ability to maintain our gross profit on our products at certain levels;

         o our ability to increase sales in the higher profit margin OEM market;

         o our ability to continue to achieve cost savings through vertical integration of the manufacturing process, increased production efficiencies and low labor costs.

         Although we believe the expectations expressed in the forward-looking statements included in this MD&A are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors outside of our control could cause actual results to differ materially from those expressed in any of the forward-looking statements included in this MD&A. Any one, or a combination, of these factors could materially affect our financial performance, business strategy, business operations, plans, goals and objectives. These factors include:

         o        costs of raw materials;

         o        costs of energy, including electricity;

         o competitive pressures, including the impact on our market of competitive products introduced into the marketplace,

         o        price   resistance  among  consumers  to  products  using  our
                  batteries;

         o        changes  in the  design  of  products  that  use  rechargeable
                  batteries  to  require  batteries   different  from  those  we
                  produce;

         o changes in the laws and regulations applicable to us and our operations;

         o rates of taxation applicable to our Chinese operations and our effective rate of taxation in the United States;

         o        cost and availability of capital and debt financing;

         o        product liability claims against us;

         o        the adequacy of our products liability insurance  coverage;

         o casualty losses to our manufacturing and other facilities, which are uninsured;

         o        interest rate fluctuations;

         o        demand for our products by existing and new customers;

         o        inflation;

         o        currency exchange rate fluctuations;

         o        changes in freight rates;

         o        labor costs; and

         o        other capital market, economic and geo-political conditions.

         Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. The results or developments we anticipate may not be realized. Even if substantially realized, those results or developments may not result in the expected consequences for us or affect us, our business or our operations in the ways we expect. We caution readers not to place undue reliance on any of these forward-looking statements in this MD&A, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The financial statements required by this item begin at Page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------------

         On January 20, 2005, we dismissed George Stewart, C.P.A. as our independent registered public accounting firm and appointed Schwartz Levitsky Feldman L.L.P., as our independent registered public accounting firm. There were no disagreements or events as described in Item 304(a)(1)(iv) of Regulation S-B in connection with the change in accountants described above.

ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

Introduction.

"Disclosure Controls and Procedures" are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified by the SEC's rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principle executive and principal financial officers to all timely decisions regarding disclosure.

"Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer: (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

         We have endeavored to design our Disclosure Controls and Procedures and Internal Controls Over Financial Reporting to provide reasonable assurances that their objectives will be met. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that its objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, we cannot assure you our control system will detect every error or instance of fraudulent conduct, including an error or instance of fraudulent conduct which could have a material adverse impact on our operations or results.

         Based on the comments from the Securities and Exchange Commission in conjunction with the Registration Statement on Form SB-2 filed by the Company with the Securities and Exchange Commission on January 20, 2005, as amended (file no. 122209), the Company restated the consolidated statements of cash flows for the years ended September 30, 2003 and 2004 to reflect a decrease in net cash provided by operating activities of $49 (less than 1%) and $120,815 (approximately 57%), respectively, as Net cash provided from investing activities and net cash provided from financing activities for the year ended September 30, 2004 also decreased by $8 and increased by $120,918 respectively. The Company also extended or modified certain notes to the consolidated financial statements to reflect the effects of exchange rate changes on cash and cash equivalents, a decrease of $49 and $95, respectively, for the fiscal years ended September 30, 2003 and 2004. The consolidated balance sheets, consolidated statements of operations, and consolidated statements of stockholders' equity remained unchanged, except for minor changes in wordings. Based on further comments from the Securities and Exchange Commission, the Company amended the consolidated balance sheets, consolidated statements of operations and consolidated statements of changes in stockholders' equity for the years ended September 30, 2004 and 2003 and extended or modified certain notes to the consolidated financial statements to retroactively reflect that 1,152,458 shares of common stock of Medina Coffee, Inc. were outstanding immediately prior to the share exchange and the resulting recapitalization. The effect of the restatement was to decrease common stock outstanding as of the earliest date presented with a corresponding increase to additional paid in capital. The restatement had no effect on total stockholders' equity, net income or earnings per share in the financial statements. Based on further comments from the Securities and Exchange Commission, the Company amended the consolidated statements of operations and extended or modified certain notes to the consolidated financial statements to reclassify depreciation and amortization expense from a separate item in operating expenses into cost of goods sold, selling expenses and general and administrative expenses. The effect of the restatement was to decrease gross profit for the fiscal years ended September 30, 2003 and 2004 by $356,795 (approximately 6%) and $1,635,971 (approximately 11%), respectively, and for the three and nine months ended June 30, 2004 and 2005 $426,064 (approximately 11%), $638,175 (approximately 8%), $1,029,883 (approximately 9%) and $1,954,569
(approximately 10%), respectively. The restatement had no effect on operating income or net income in any of the years.

         We are evaluating the capabilities of our accounting staff and have hired additional accounting professionals with the appropriate levels of accounting experience necessary to address the increased complexity of our accounting and financial reporting requirements matters resulting from the acquisition of BAK International and BAK Battery. These actions will be designed to avoid any additional occurrences of the type described in the preceding paragraph.


Changes in Internal Control Over Financial Reporting.

During the fiscal year ended September 30, 2005, there were no changes in our Internal Control Over Financial Reporting that has materially affected, or is reasonably likely to materially affect, our Internal Control Over Financial Reporting. However, as noted above, we intend to take certain actions designed to enhance our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of September 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2005 our Disclosure Controls and Procedures were designed to ensure that material information relating to the Company is made known to our chief executive officer and chief financial officer by others within the Company, particularly during the period in which this report was being prepared.

ITEM 8B. OTHER INFORMATION
         -----------------

         On August 19, 2005, BAK Battery entered into a credit facility agreement with Shenzhen Branch, China Construction Bank ("Construction Bank") pursuant to which BAK Battery may borrow up to US$12.3 million for working capital purposes (the "Construction Bank Credit Agreement"). On August 26, 2005 BAK Battery drew US$3.7 million under the Credit Agreement, bearing interest at an annual rate of 5.4812% and maturing February 26, 2006. Interest is payable monthly. Xiangqian Li, our Chairman and CEO has guaranteed our indebtedness under the Construction Bank Credit Agreement.

         On December 1, 2005, BAK Battery drew an additional US$2.4 million under Construction Bank Credit Agreement for working capital. This loan matures on June 1, 2006, and bears interest at an annual rate of 5.481%, with interest payable monthly.

         The following events constitute a breach of the Construction Bank Credit Agreement: (a) failure to pay the debt in time; (b) deterioration of business or financial status, inability to pay the mature debt, involvement in major litigation, arbitration or other legal dispute, which is deemed by Construction Bank to likely affect or impair or is affecting or impairing its rights under the Construction Bank Credit Agreement; (c) alteration of our shareholder or shareholding ratio which Construction Bank deems to likely affect or impair its interests and rights under the Construction Bank Credit Agreement;
(d) incurring other debt obligations that are likely to affect or is already affecting our ability to perform our obligations under the Construction Bank Credit Agreement; (e) failure to repay other mature debt owed to Construction Bank or its branches; (f) entrance into a lease, contractual management, transformation of stock system, co-management, merger, acquisition, division, joint venture or other activity to change our management method or management system before the settlement of all debt that Construction Bank deems to be detrimental to the interests and rights of Construction Bank under the Construction Bank Credit Agreement; (g) evasion or avoidance of the debt owed to Construction Bank through a related transaction; or (h) obtaining financing from Construction Bank by means of discount or pledge of receivable documents that have no actual transaction by using false contracts between us and our related companies.

         In the event of a breach of the Construction Bank Credit Agreement, Construction Bank maymake take any of the following actions: (a) adjust, cancel or terminate our use of the comprehensive credit facility or each type of credit facility under the Construction Bank Credit Agreement, or adjust the valid term of the credit facility; (b) declare the debt under the Construction Bank Credit Agreement become mature immediately and demand payment of outstanding principal, interest and expenses of all debt under the Construction Bank Credit Agreement;
(c) put up public notice of our breach of contract and list us as a high-risk company for Construction Bank or other authorities; (d) transfer away all funds in any currency deposited with Construction Bank; (e) demand that we provide other security as required by Construction Bank for all debts under the Construction Bank Credit Agreement; (f) enforce the security right; (g) terminate the Construction Bank Credit Agreement unilaterally; (h) demand compensation for any loss incurred by Construction Bank; (i) demand breach of contract compensation equivalent to a certain percentage of the remaining unpaid principal; (j) impose compound interest for the overdue interest in accordance with any loan agreement before the individual debt becomes mature, or impose interest and compound interest for the overdue principal and interest for the period from the due date to the settlement of all principal and interest in accordance with any loan agreement before the individual debt becomes mature;
(k) impose interest and compound interest for the part of the loan that is used by us for a purpose other than agreed upon by the parties for the period from the date of inappropriate use of such loan to the date of settlement of all principal and debt; and (l) take other means as appropriate.

         On November 1, 2005, BAK Battery entered into a loan agreement with Shenzhen Development Bank, Longgang Branch ("Development Bank"), under BAK Battery's Comprehensive Credit Facilities Agreement with such bank entered into on April 7, 2005 (the "Development Bank Loan Agreement"). Under this loan agreement, BAK Battery has borrowed US$1,236,094approximately million for working capital purposes. This loan matures on April 30, 2006, and bears interest at an annual rate of 6.138%. Interest is payable monthly.

         The following events will constitute a breach of contract of the Development Bank Loan Agreement: (a) BAK Battery terminates its operations or is stopped from operating; (b) BAK Battery provides untrue documents or hides important financial information about its operations; (c) BAK Battery intentionally evades bank debts by using related party transactions or other means; (d) BAK Battery uses loan proceeds without Development Bank's consent for purposes other than as stated in the Development Bank Loan Agreement or as otherwise agreed; or (e) the occurrence of any other event that endangers or may endanger the safety of the loan provided by Development Bank under the Development Bank Loan Agreement.

         In the event of a breach of the Development Bank Loan Agreement, Development Bank may take the following actions: (a) terminate the Development Bank Loan Agreement; (b) suspend any loans not previously provided; (c) accelerate payment of outstanding loan principal and interest; (d) imposition of punitive interest; and (e) require reimbursement of fees and expenses incurred by Development Bank as a result of the breach, including attorneys fees and court costs.

         On September 22nd and 27th, 2005, BAK Battery borrowed US$2.5 million and US$1.1 million, respectively, under two separate loan agreements with Shenzhen Longgang Branch, Agricultural Bank of China ("Agricultural Bank") under the Comprehensive Credit Facility Agreement with such bank entered into on May 20, 2005. Principal is payable March 22, 2006 and March 27, 2006, respectively. Each borrowing bears interest at an annual rate of 6.138%. Interest is payable monthly. 5.22% and interest is payable on the 20th of each month.

         On November 30, 2005, and December 5, 2005, BAK Battery also entered into two additional loan agreements with the Agricultural Bank under the Comprehensive Credit Facility Agreement with such bank entered into on May 20, 2005. The loan agreement entered into on November 30 replaced, and BAK Battery paid in full, the outstanding balance under the loan agreement with the Agricultural Bank dated May 31, 2005, which had an outstanding principal balance at the time of payment of approximately US$1.9 million. BAK Battery has borrowed approximately US$1.9 million under the loan agreement entered into November 30 for working capital purposes. This loan matures on May 30, 2006, and bears interest at an annual rate of 5.22%, with interest payable monthly. Under the December 5 loan agreement, BAK Battery has borrowed approximately US$1.8 million for working capital purposes. This loan matures on June 5, 2006, and bears interest at an annual rate of 5.22%, with interest payable monthly. The December 5 loan agreement replaces, and BAK Battery paid in full, the outstanding balance under the loan agreement with the Agricultural Bank, dated June 3, 2005, which had an outstanding principal balance at the time of payment of approximately US$1.8 million.

         Under the loan agreements with Agricultural Bank, in the event of a breach of any such loan agreement, Agricultural Bank may take any of the following actions: (a) suspend any loans not previously provided; (b) accelerate payment of outstanding loan principal and interest; (c) imposition of punitive interest; (d) require reimbursement of fees and expenses incurred by Development Bank as a result of the breach, including attorneys fees and court costs.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         ------------------------------------------------------------

         The information required by Items 401, 405 and 406 of Regulation S-B will be in our our 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2005, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         The information required by Item 402 of Regulation S-B will be in our 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2005, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information required by Items 201(d) and 403 of Regulation S-B will be in our 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2005, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information required by Item 404 of Regulation S-B will be in our 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2005, is incorporated herein by reference.

ITEM 13. EXHIBITS
         --------

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

         1.       Financial  Statements:  The financial statements filed as part
                  of  this  report  are  listed  in  the  "Index  to   Financial
                  Statements" on Page F-1 hereof.

         2.       Exhibits required to be filed by Item 601 of Regulation S-B:

Other Material Contracts

         3.1      Articles of Incorporation. (6)
         3.2      Articles of Amendment. (6)
         3.3      Amended and Restated Bylaws. (6)
         3.4      Bylaws (5)
         10.1     Securities   and   Exchange   Agreement   by  and   among  BAK
                  International,  Ltd., Medina Coffee, Inc. and the stockholders of BAK International, Ltd. dated as of January 20, 2005. (2)
         10.2     Escrow Agreement by and among Medina Coffee, Inc., the selling
                  stockholders,    Xiangqian   Li,   and   Securities   Transfer
                  Corporation dated as of January 20, 2005. (1)
         10.3     Lock-up  Agreement  by and between  Medina  Coffee,  Inc.  and
                  Xiangqian Li dated as of January 20, 2005. (6)
         10.4*    Form of Subscription Agreement.
         10.5     Intentionally omitted.
         10.6     Intentionally omitted.
         10.7     Intentionally omitted.
         10.8     Intentionally omitted.
         10.9     Intentionally omitted.
         10.10    Summary of Comprehensive  Credit Facility Agreement of Maximum
                  Amount by and between  Shenzhen  BAK  Battery  Co.,  Ltd.  and
                  Longgang  Branch,  Agricultural  Bank of China dated as of May
                  20, 2005. (2)
         10.11    Summary of Guaranty  Contract of Maximum Amount by and between
                  BAK International, Ltd. and Longgang Branch, Agricultural Bank
                  of China dated as of May 20, 2005. (2)
         10.12    Guaranty  Contract of Maximum Amount by and between  Xiangqian
                  Li and Longgang Branch, Agricultural Bank of China dated as of
                  May 20, 2005. (2)
         10.13    Summary of Loan Agreement by and between  Shenzhen BAK Battery
                  Co.,  Ltd. and  Longgang  Branch,  Agricultural  Bank of China
                  dated March 21, 2005. (2)
         10.14    Summary of Loan Agreement by and between  Shenzhen BAK Battery
                  Co.,  Ltd. and  Longgang  Branch,  Agricultural  Bank of China
                  dated March 24, 2005. (2)
         10.15    Summary of Loan Agreement by and between  Shenzhen BAK Battery
                  Co.,  Ltd. and  Longgang  Branch,  Agricultural  Bank of China
                  dated March 25, 2005. (2)
         10.16    Summary of Loan Agreement by and between  Shenzhen BAK Battery
                  Co.,  Ltd. and  Longgang  Branch,  Agricultural  Bank of China
                  dated November 30, 2005. (3)
         10.17    Summary of Loan Agreement by and between  Shenzhen BAK Battery
                  Co.,  Ltd. and  Longgang  Branch,  Agricultural  Bank of China
                  dated December 5, 2005. (3)
         10.18    Summary of  Comprehensive  Credit  Facility  Agreement  by and
                  between  Shenzhen BAK Battery Co.,  Ltd. and Longgang  Branch,
                  Shenzhen Development Bank dated April 7, 2005. (2)
         10.19    Guaranty  Contract  of Maximum  Amount  Pledge by and  between
                  Xiangqian Li and Longgang  Branch,  Shenzhen  Development Bank
                  dated April 28, 2005. (2)
         10.20    Summary of Guaranty  Contract of Maximum  Amount Pledge by and
                  between  Shenzhen BAK Battery Co.,  Ltd. and Longgang  Branch,
                  Shenzhen Development Bank dated April 28, 2005. (2)
         10.21    Summary of Guaranty  Contract of Maximum  Amount Pledge by and
                  between  Shenzhen BAK Battery Co.,  Ltd. and Longgang  Branch,
                  Shenzhen Development Bank dated April 11, 2005. (2)
         10.22    Maximum Amount Guarantee  Contract of Maximum Amount Pledge by
                  and  between  Xiangqian  Li  and  Longgang  Branch,   Shenzhen
                  Development Bank dated April 28, 2005. (2)
         10.23    Summary of Loan Agreement by and between  Shenzhen BAK Battery
                  Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated
                  April 28, 2005. (2)
         10.24    Summary of Loan Agreement by and between  Shenzhen BAK Battery
                  Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated
                  May 18, 2005. (2)
         10.25    Summary of Loan Agreement by and between  Shenzhen BAK Battery
                  Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated
                  May 27, 2005. (2)
         10.26    Summary of Loan Agreement by and between  Shenzhen BAK Battery
                  Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated
                  June 3, 2005. (2)
         10.27    Summary of Loan Agreement by and between  Shenzhen BAK Battery
                  Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated
                  May 18, 2005. (2)
         10.28    Summary of Guaranty Contract of Pledge by and between Shenzhen
                  BAK  Battery  Co.,   Ltd.  and   Longgang   Branch,   Shenzhen
                  Development Bank dated May 15, 2005. (2)
         10.29    Summary of Comprehensive  Credit Facility Agreement of Maximum
                  Amount  between  Shenzhen BAK Battery  Co.,  Ltd. and Shenzhen
                  Branch, China Minsheng Bank dated March 17, 2005. (4)

         10.30 Guaranty Contract of Maximum Amount between Jilin Provincial Huaruan Technology Company Limited by Shares and Shenzhen Branch, China Minsheng Bank dated March 5, 2005. (2)
         10.31 Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Minsheng Bank dated March 7, 2005. (2)
         10.32 Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank dated April 22, 2005. (2)
         10.33 Individual Guaranty Contract of Maximum Amount between Xiangqian Li and Shuibei Branch, Shenzhen Commercial Bank dated April 20, 2005. (2)
         10.34 Summary of Guaranty Contract of Maximum Amount between Shenzhen Tongli Hi-tech Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank dated April 21, 2005. (2)
         10.35 Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Agricultural Bank dated July 29, 2005. (2)
         10.36    Summary of Loan  Agreement  between  Shenzhen BAK Battery Co.,
                  Ltd. and Agricultural Bank dated July 29, 2005. (2)
         10.37    Guaranty  Contract  by  Xiangqian  Li  in  favor  of  Shenzhen
                  Longgang Branch, Agricultural Bank of China dated July 29, 2005. (2)
         10.38    Intentionally omitted.
         10.39 Summary of Guaranty Contract of Maximum Amount by Shenzhen BAK Battery Co., Ltd. and Shenzhen Development Bank dated August 30, 2005. (2)
         10.40 Summary of Guaranty Contract of Maximum Amount by Shenzhen BAK Battery Co., Ltd. and Shenzhen Commercial Bank dated March 17, 2005. (2)
         10.41    China BAK Battery, Inc. Stock Option Plan (2)
         10.42 Form of Nonqualified Stock Option Agreement under the China BAK Battery, Inc. Stock Option Plan (2)
         10.43 Form of Securities Purchase Agreement dated September 14, 2005 by and among China BAK Battery, Inc. and the investors signatory thereto. (4)
         10.44 Form of Registration Rights Agreement dated September 16, 2005 by and among China BAK Battery, Inc. and the investors signatory thereto. (4)
         10.45 Summary of Comprehensive Credit Facility Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Construction Bank dated August 24, 2005. (3)
         10.46 Irrevocable Letter of Guaranty made by Xiangqian Li in favor of Shenzhen Branch, China Construction Bank dated August 19, 2005. (3)
         10.47 Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Agricultural Bank of China dated September 22, 2005. (3)
         10.48 Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Agricultural Bank of China dated September 27, 2005. (3)
         10.49 Guaranty Contract of Maximum Amount made by Shenzhen BAK Battery Co., Ltd. in favor of Longhua Branch, Shenzhen Development Bank dated September 16, 2005. (3)
         10.50    Roth Capital  Partners,  LLC Warrant dated September 16, 2005.
                  (5)
         10.51    Global  Hunter  Securities,  LLC Warrant  dated  September 16,
                  2005. (5)
         10.52 Indemnication Agreement of Heritage Management Consultants, Inc. (5)
         21.1     Subsidiaries of the Registrant. (5)
         23.1     Consent of Independent Registered Public Accounting Firm. (5)
         31.1     Chief Executive Officer  Certification  furnished  pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002. (5)
         31.2     Chief Financial Officer  Certification  furnished  pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002. (5)
         32.1     Chief Executive Officer  Certification  furnished  pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002. (5)
         32.2     Chief Financial Officer  Certification  furnished  pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002. (5)
-------------
(1) Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on January 21, 2005.
(2) Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed with the Commission on August 19, 2005.
(3) Previously filed as an exhibit to our Pre Effective Amendment Number 4 to our Registration Statement on Form SB-2 (file number 333-122209) filed with the Commission on November 29, 2005.
(4) Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on September 15, 2005.
(5) Filed herewith.
(6) Previously filed as an exhibit to our Registration Statement on Form SB-1 (*File Number 333-41124) filed with the Commissio on July 10, 2000.
* Confidential treatment has been requested with respect to certain provisions of this agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

         The information required by Item 9(e) of Schedule 14A will be in our 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2005, is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act, the Company and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Dated: December 30, 2005


                                 CHINA BAK BATTERY, INC.



                                 By: /s/ Xiangqian Li
                                    --------------------------------------------
                                    Xiangqian Li
                                    Chairman, President, Chief Executive Officer
                                    and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name                   Office                                  Date
----                   ------                                  ----

 /s/ Xiangqian Li      Chairman, President, Chief Executive    December 30, 2005
-----------------      Officer and Director
Xiangqian Li           (Principal Executive Officer)



 /s/ Yongbin Han       Chief Financial Officer, Secretary,     December 30, 2005
-----------------      and Treasurer (Principal
Yongbin Han            Financial and Accounting Officer)

                             CHINA BAK BATTERY, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004





                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets as of September 30, 2005 and 2004                F-2

Consolidated Statements of Operations for the Years Ended September 30,
  2005 and 2004                                                              F-3

Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended September 30, 2005 and 2004                                          F-4

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2005 and 2004                                                F-5

Notes to Consolidated Financial Statements                            F-6 - F-29

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
China BAK Battery, Inc.
(Formerly known as Medina Coffee, Inc.)
  and Subsidiaries

We have audited the accompanying consolidated balance sheet of China BAK Battery, Inc. (formerly known as Medina Coffee, Inc.) as of September 30, 2005 and 2004 and the related consolidated statements of changes in stockholders' equity, operations and cash flows for each of the two years ended September 30, 2005 and 2004 (all expressed in United States dollars). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China BAK Battery, Inc. (formerly known as Medina Coffee, Inc.) as of September 30, 2005 and 2004 and the results of its operations and its cash flows for each of the two years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 7 and 14 the Company has not yet obtained final approval from the relevant authorities for the acquisition of land use rights to the property which it occupies. However, the Company has commenced construction of its facilities on the property and has reflected the costs incurred to date as long-term assets on the balance sheet described as "property and equipment - building", "construction in process" and "land use rights", with the expectation that approval will be obtained within the next fiscal year. The Company may be at risk as more fully set out in the notes mentioned above should the application be rejected. The accompanying consolidated financial statements do not include any adjustments that might result should its application not be approved.




Toronto, Ontario, Canada
December 28, 2005
                                                           Chartered Accountants


                             CHINA BAK BATTERY, INC.
                           Consolidated Balance Sheets
                        As of September 30, 2005 and 2004
           (Amounts expressed in US Dollars, except number of shares)


                                                                    September 30,    September 30,
                                                                         2005             2004
                                                                          $                $
                                     Assets
Current Assets
   Cash                                                                33,055,784        3,212,176
   Cash - Restricted                                                   19,392,280        7,120,069
   Accounts Receivable, Net                                            43,379,754       20,999,561
   Inventories                                                         21,696,226       29,535,985
   Prepaid Expenses                                                     1,448,119        1,330,645
   Notes Receivable                                                       484,028           18,122
   Accounts Receivable - Related Party                                    271,873          911,093
                                                                    -------------    -------------
        Total Current Assets                                          119,728,064       63,127,651
                                                                    -------------    -------------

Long-Term Assets
   Property, Plant  and Equipment                                      52,160,610       19,875,583
   Construction in Progress                                            17,804,181       23,656,190
   Land Use Rights                                                      3,246,791        4,029,038
   Less Accumulated Depreciation                                       (5,873,954)      (2,370,774)
                                                                    -------------    -------------
      Long-Term Assets, Net                                            67,337,628       45,190,037
                                                                    -------------    -------------

Other Assets
   Other Assets                                                           566,703          225,972
   Intangible Assets, Net                                                  53,379           58,362
                                                                    -------------    -------------
        Total Other Assets                                                620,082          284,334
                                                                    -------------    -------------
   Total Assets                                                       187,685,774      108,602,022
                                                                    =============    =============

                      Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable                                                    17,836,561       23,570,087
   Bank Loans, Short Term                                              39,545,230       27,304,162
   Short-Term Loans                                                          --          1,812,316
   Notes Payable                                                       29,577,308       20,772,559
   Land Use Rights Payable                                              2,962,560        3,750,756
   Construction Costs Payable                                           5,241,883        6,347,846
   Customer Deposits                                                      655,065          369,390
   Accrued Expenses                                                     3,196,594        5,247,656
   Other Liabilities                                                      712,506          181,223
                                                                    -------------    -------------
        Total Current Liabilities                                      99,727,707       89,355,995
                                                                    -------------    -------------

CONTINGENCIES AND COMMITMENTS (NOTE 13)

Stockholders' Equity
   Common Stock - $.001 Par Value; 100,000,000 Shares Authorized;
   48,878,396 and 31,225,642 shares issued and outstanding at
   September 30, 2005 and 2004, respectively                               48,878           31,226
   Additional Paid In Capital                                          68,012,808       12,052,845
   Accumulated Comprehensive Income (Loss)                                362,728             (144)
   Reserves                                                             3,688,989        1,724,246
   Retained Earnings                                                   15,844,664        5,437,854
                                                                    -------------    -------------
       Total Stockholders' Equity                                      87,958,067       19,246,027
                                                                    -------------    -------------
   Total Liabilities and Stockholders' Equity                         187,685,774      108,602,022
                                                                    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                             CHINA BAK BATTERY, INC.
                      Consolidated Statements of Operations
                 For the Years Ended September 30, 2005 and 2004
           (Amounts expressed in US Dollars, except number of shares)



                                                          2005          2004


                                                            $             $

Revenues, Net of Returns                               101,921,583    63,746,202

Cost of Goods Sold                                      76,234,834    49,921,818
                                                       -----------   -----------

Gross Profit                                            25,686,749    13,824,384
                                                       -----------   -----------

Expenses:
   Selling                                               4,023,582     1,877,878
   General and Administrative                            5,027,154     3,141,125
   Research and Development                                541,735       328,779
   Bad Debts Expense                                       769,807       326,990
                                                       -----------   -----------
     Total Expenses                                     10,362,278     5,674,772
                                                       -----------   -----------

Operating Income                                        15,324,471     8,149,612

Other Expenses
   Finance Costs                                         2,395,137     1,006,056
   Other Expenses                                           28,117         2,916
                                                       -----------   -----------

Net Income Before Provision for
   Income Tax                                           12,901,217     7,140,640

                                                       -----------   -----------
Provision for Income Tax                                   526,840       394,333
                                                       -----------   -----------

Net Income                                              12,374,377     6,746,307
                                                       ===========   ===========

Net Income Per Common and Common
  Equivalent Share:
     Basic                                                    0.32          0.22
                                                       ===========   ===========
     Diluted                                                  0.32          0.22
                                                       ===========   ===========
            Weighted Average Shares Outstanding:
     Basic                                              38,288,874    31,225,642
                                                       ===========   ===========
     Diluted                                            38,405,401    31,225,642
                                                       ===========   ===========







The accompanying notes are an integral part of these consolidated financial statements.


                             CHINA BAK BATTERY, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Years Ended September 30, 2005 and 2004
           (Amounts expressed in US Dollars, except number of shares)

                                                                            Accumulated
                                                                                Other
                                                              Additional   Comprehensive
                                Number of        Common        Paid In         Income                     Retained     Stockholders'
                                 Shares          Stock         Capital         (Loss)        Reserves     Earnings        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance -
September 30, 2003              31,225,642         31,226      1,176,927            (49)       651,583     3,630,298      5,489,985
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                            --             --             --             --             --       6,746,307      6,746,307

Foreign Currency
Translation                           --             --             --              (95)          --            --              (95)
-----------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive
Income                                --             --             --             --             --            --        6,746,212
-----------------------------------------------------------------------------------------------------------------------------------
Contribution of Cash by
Stockholders                          --             --       10,875,918           --             --            --       10,875,918

Transfer to Reserves                  --             --             --             --        1,072,663    (1,072,663)          --

Deemed Distribution to
Shareholder -
Intangible Assets                     --             --             --             --             --      (3,866,088)    (3,866,088)
-----------------------------------------------------------------------------------------------------------------------------------
Balance -
September 30, 2004              31,225,642         31,226     12,052,845           (144)     1,724,246     5,437,854     19,246,027
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                            --             --             --             --             --      12,374,377     12,374,377

Foreign Currency
Translation                           --             --             --          362,872           --            --          362,872
-----------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive
Income                                --             --             --             --             --            --       12,737,249
-----------------------------------------------------------------------------------------------------------------------------------
Recapitalization                 1,152,458          1,152           --             --             --         (2,824)         (1,672)

Shares Issued for Proceeds
of $17.0 Million                 8,600,433          8,600     16,991,400           --             --           --        17,000,000

Shares Issued for Proceeds
of $43.4 Million                 7,899,863          7,900     43,441,347           --             --           --        43,449,247

Contribution of Cash by
Stockholders Acquiring Shares
of BAK International Limited          --              --      11,500,000           --             --            --       11,500,000

Distribution of Cash to
Stockholders in Connection
with Acquisition of Shares
of China BAK Battery, Inc.            --             --      (11,500,000)          --             --            --      (11,500,000)

Cost of Raising Capital               --             --       (4,472,784)          --             --            --       (4,472,784)

Transfer to Reserves                  --             --             --             --        1,964,743    (1,964,743)          --
-----------------------------------------------------------------------------------------------------------------------------------
Balance -
September 30, 2005              48,878,396         48,878     68,012,808        362,728      3,688,989    15,844,664     87,958,067
===================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.


                             CHINA BAK BATTERY, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)

                                                                   2005            2004
                                                                    $               $
Cash Flows from (used for) Operating Activities
Net Income                                                       12,374,377       6,746,307
Adjustments to Reconcile Net Income to Net Cash
   from Operating Activities:
  Bad Debt Expense                                                  769,807         326,990
  Depreciation and Amortization                                   3,511,079       1,732,707
  Changes in Assets and Liabilities:
     Accounts Receivable                                        (22,380,193)    (14,543,660)
     Inventories                                                  7,309,304     (21,542,204)
     Prepaid Expenses                                              (117,474)       (605,800)
     Notes Receivable                                              (465,906)        (18,122)
     Account Receivable - Related Party                             639,220            --
     Other Assets                                                  (340,731)           --
     Accounts Payable                                            (5,733,526)     18,405,499
     Land Use Rights Payable                                         (5,949)           --
     Construction Costs Payable                                  (1,105,963)      6,347,846
     Customer Deposits                                              285,675        (286,001)
     Accrued Expenses                                            (2,051,063)      3,464,904
     Other Liabilities                                              531,283          60,408
                                                               ------------    ------------
       Net Cash Flows from (used for) Operating Activities       (6,780,060)         88,874
                                                               ------------    ------------

Cash Flows from (used for) Investing Activities
  Acquisition of Property, Plant and Equipment                  (32,285,027)    (14,906,846)
  Construction in Progress                                        5,852,009     (23,379,077)
   Intangible Assets                                                 (1,584)        (47,285)
                                                               ------------    ------------
       Net Cash Flows used for Investing Activities             (26,434,602)    (38,333,208)
                                                               ------------    ------------

Cash Flows from (used for) Financing Activities
  Proceeds from Borrowings                                      120,005,439      57,740,719
  Repayment of Borrowings                                      (100,771,939)    (17,429,652)
  Cash Pledged To Bank                                          (12,272,211)     (6,299,377)
  Loans to Related Parties                                             --          (235,840)
  Deemed Distribution to Shareholder - Intangible Assets               --        (3,866,088)
  Proceeds from Issuance of Capital Stock                        55,976,464      10,875,918
  Contribution of Cash from Stockholders Acquiring Shares of
     BAK International Limited                                   11,500,000            --
  Distribution of Cash to Stockholders in Connection with
      Acquisition of Shares of China BAK Battery, Inc.          (11,500,000)           --
                                                               ------------    ------------
        Net Cash Flows from Financing Activities                 62,937,753      40,785,680
                                                               ------------    ------------

Effect of Exchange Rate Changes on Cash                             120,517             (95)

Net Increase in Cash                                             29,843,608       2,541,251

Cash - Beginning of Period                                        3,212,176         670,925
                                                               ------------    ------------

Cash - End of Period                                             33,055,784       3,212,176
                                                               ============    ============

Supplemental Cash Flow Disclosures:
  Interest Paid                                                   1,932,257       1,007,287
                                                               ============    ============
  Income Taxes Paid                                                 487,808            --
                                                               ============    ============
  Recapitalization                                                    1,152            --
                                                               ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

1.   PRINCIPAL ACTIVITIES AND ORGANIZATION

     China BAK Battery, Inc. (the "Company" or "China BAK") is a holding company whose Hong Kong-based subsidiary, BAK International Limited ("BAK International") and China-based subsidiary, Shenzhen BAK Battery Co., Ltd. ("BAK" or "Shenzhen BAK") focus on the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as "Li-ion" or "Li-ion cell") rechargeable batteries for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric motors, and general industrial applications.

     BAK was founded on August 3, 2001 as a China-based company whose products primarily target the cell phone market in the Peoples Republic of China
     (PRC).

     BAK International was incorporated in Hong Kong on December 29, 2003 under the Companies Ordinance as BATCO International Limited, and subsequently changed its name to BAK International Limited on November 3, 2004. On November 6, 2004, the stockholders of BAK agreed to purchase, for a total of $11.5 million in cash, 96.8% of the outstanding shares of capital stock of BAK International, in the same proportion as their ownership interest in BAK, and BAK International agreed to purchase, for a total of $11.5 million in cash, all of the 31,225,642 outstanding shares of capital stock of BAK. Five stockholders of BAK, with ownership interests of approximately 1.85% of the 31,225,642 total outstanding shares of BAK, elected not to acquire shares in BAK International. The five nonparticipating stockholders of BAK sold their right to acquire their proportional ownership interest in BAK International to other BAK stockholders as well as seven persons who were not previously stockholders of BAK for cash, and the proportionate interests in BAK International to which the five nonparticipating stockholders were entitled were acquired by their transferees. After the share purchase transactions between BAK International and the stockholders of BAK were complete, there were 31,225,642 shares of BAK International stock outstanding, exactly the same as the number of shares of capital stock of BAK outstanding immediately prior to the share purchases, and the stockholders of BAK International were substantially the same as the stockholders of BAK prior to the share purchases. Consequently, the share purchases between BAK International and the stockholders of BAK have been accounted for as a recapitalization of BAK with no adjustment to the historical basis of the assets and liabilities of BAK, and the operations were consolidated as though the transactions occurred as of the beginning of the first accounting period presented in these consolidated financial statements.

     As more fully described in Note 2, on January 20, 2005, the Company completed a stock exchange transaction with the stockholders of BAK International, whereby 100% of the stock of BAK International was exchanged for 97.2% of the post-exchange stock of the Company.

     Also on January 20, 2005, BAK International closed a private placement of its securities with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of $17,000,000. In conjunction with this financing, the Chairman and major stockholder of the Company agreed to place 2,179,550 shares of the Company's common stock owned by him into an escrow account, of which 50% are to be released to the investors in the private placement if audited net income for the fiscal year ended September 30, 2005 is not at least $12,000,000, and the remaining 50% are to be released to investors in the private placement if audited net income for the fiscal year ending September 30, 2006 is not at least $27,000,000.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


1.   PRINCIPAL ACTIVITIES AND ORGANIZATION (cont'd)

     China BAK was originally incorporated as Medina Coffee, Inc. on October 4, 1999. The Company changed its name from Medina Coffee, Inc. to China BAK Battery, Inc. on February 14, 2005.

     The Company changed its year-end from December 31 to September 30 effective from September 30, 2004.

     The Company is subject to the consideration and risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC.

     The economy of PRC differs significantly from the economies of the "western" industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in the PRC.

     Many laws and regulations dealing with economic matters in general, and foreign investment in particular, have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws, and enforcement of existing laws may be uncertain and sporadic.

     The Company's operating assets and primary sources of income and cash flows are from interests in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

     As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

     The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable from customers. Cash and cash equivalents are maintained with major banks in the PRC. The Company's business activity is primarily with

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



1.   PRINCIPAL ACTIVITIES AND ORGANIZATION (cont'd)

     customers in the PRC. The Company periodically performs credit analyses and monitors the financial condition of its customers in order to minimize credit risk.

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

     On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. No representation is made that the RMB amounts have been, or could be, converted into US dollars at that or any rate. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.


2.   RECAPITALIZATION TRANSACTION

     On January 20, 2005, the Company completed a stock exchange transaction with the stockholders of BAK International. The exchange was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement by and among China BAK, BAK International and the stockholders of BAK International. Pursuant to the Securities Exchange Agreement, the Company issued 39,826,075 shares of common stock, par value $0.001 per share, to the stockholders of BAK International (31,225,642 shares to original stockholders of China BAK and 8,600,433 shares to new investors), representing approximately 97.2% of the China BAK post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International. The Company presently carries on the business of BAK , a Chinese corporation and BAK International's wholly-owned subsidiary.


     The stock exchange transaction has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of BAK become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The 1,152,458 shares of China BAK outstanding prior to the stock exchange are accounted for at the $(1,672) net book value at the time of the transaction. The accompanying consolidated financial statements reflect the recapitalization of the stockholders equity as if the transaction occurred as of the beginning of the first period presented.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



3.   BASIS OF PRESENTATION

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America and include the accounts of China BAK Battery, Inc., BAK
     International Limited and Shenzhen BAK Battery Co, Ltd. for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

4. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

     A.   Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand and any other highly liquid investments purchased with an original maturity of three months or less. The carrying amounts approximate fair value because of the short-term maturity of those instruments. As stated in the following
          Note 10, a portion of the Company's cash is restricted cash, which has been pledged to a bank to secure short-term bank loans and notes payable. This restricted cash is not as liquid as other cash, and has been separately stated in the attached consolidated financial statements.

     B.   Accounts Receivable

          In order to determine the fair value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

     C.   Inventories

          Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the moving average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed moving average cost if it exceeds the net realizable value.

     D.   Property, Plant and Equipment

          Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company recognizes a scrap value of 5% of the cost basis and depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are as follows:

          Buildings                                                30 - 40 years
          Plant and machinery                                       5 - 12 years
          Motor vehicles                                                 8 years
          Office equipment and furnishings                               5 years
          Leasehold improvements                                     2 - 5 years

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)

     E.   Intangible Assets

          Trademarks are carried at cost and are amortized using the straight-line method over the estimated useful lives of 5 years from the date the Company acquired the trademark. Management is of the opinion that no impairment loss is considered necessary at year-end.

     F.   Fair Value of Financial Instruments

          The carrying value of financial instruments, including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at September 30, 2005 and 2004 due to the relatively short-term nature of these instruments.

     G.   Construction in Progress

          Construction in progress, which represents buildings, machinery and other long-term assets under construction or installation, is stated at cost less any impairment losses, and is not depreciated. Cost
          consists  of  the  direct   costs  of   purchase,   construction   and
          installation. Construction in progress is reclassified to the appropriate category of long-term assets when completed and ready for use. Management is of the opinion that no impairment loss is considered necessary at year-end.

     H.   Income Taxes

          The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. In addition, the Company is required to record all deferred tax assets, including future tax benefits of capital losses carried forward, and to record a "valuation allowance" for any deferred tax assets where it is more likely than not that the asset will not be realized.

          In accordance with the relevant income tax laws applicable to enterprises operating in the Shenzhen Special Economic Zone of the PRC, the profits of BAK are fully exempt from income tax for 2 years ("tax holiday"), commencing from the first profit making year of operations, followed by a 50% exemption for the immediate next three years ("tax preferential period"), after which the profits of BAK will be taxable at the full reduced rate for New and High Technology Enterprises, currently 15%. In addition, due to the additional capital invested in BAK in 2005, BAK was granted a full tax exemption on 55.88% of its taxable income for calendar years 2005 and 2006, and a 50% tax exemption on 55.88% of its taxable income for calendar years 2007 to 2009.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)

     H.   Income Taxes (cont'd)

          Further, on August 11, 2005, BAK was recognized as a Foreign-Invested, Advanced-Technology Enterprise by the Shenzhen government, whereby BAK will enjoy an additional three year tax preferential period for all of its taxable income after the expiration of the original three year tax preferential period, with a 7.5% tax rate on the remaining 44.12% of its taxable income from 2007 to 2009. If the Company fails to qualify for a reduced tax program following the end of the 2009 calendar year, the Company will be required to pay tax at the full 15% tax rate of its taxable income applicable to Shenzhen starting in 2010.

          The Company has purchased $173,000 of equipment made in China during the year ended September 30, 2005, and will be eligible for a tax credit, equal to 40% of theses purchases, against additional future income tax generated through the purchase of this new equipment.

          Had this tax holiday, tax preferential period and tax credit not been available, income tax expense would have increased by $1,408,343 for the year ended September 30, 2005 and $691,763 for the year ended September 30, 2004.

     I.   Government Subsidies

          Subsidies from the government are recognized at their fair values when received, or when there is reasonable assurance that they will be received, and all required conditions have been complied with.

          Revenue from government sponsored grants or subsidies is recognized as research activities are performed or as development milestones are completed under the terms of the agreement. Costs incurred in connection with the performance of activities under these agreements are expensed as incurred. The Company defers revenue recognition related to payments received during the current year for research activities to be performed in the following year.

          The Company received subsidies from the Long Gang Technology and Science Bureau of $123,500 and $181,000 during the years ended September 30, 2005 and September 30, 2004, respectively. The $123,500 grant, which does not need to be repaid, was awarded to purchase equipment, and was accounted for by reducing equipment cost in the accompanying consolidated financial statements. The $181,000 subsidy was awarded to further the research of LiNiCoO2, an advanced anode material in the Li-on battery cell. This subsidy requires repayment of principal and interest, at the rate of 3% per annum, at the end of its two year term on December 26, 2005. This subsidy was recorded as a liability in the accompanying consolidated financial statements.

     J.   Related Parties

          Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party, in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)

     K.   Impairment of Long-Term Assets

          In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate, or if the expected future non-discounted cash flows of the business are determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets are written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of September 30, 2005, management expects its long-lived assets to be fully recoverable.

     L.   Foreign Currency Translation

          The Company maintains its books and accounting records in Renminbi ("RMB"), the PRC's currency and the Company's functional currency. Translation of amounts from RMB into United States dollars ("US$") has been made at the following exchange rates for the respective years:

          September 30, 2005:
          Balance sheet                                 RMB 8.0920   to US$ 1.00
          Operating statements                          RMB 8.2413   to US$ 1.00

          September 30, 2004:
          Balance sheet                                 RMB 8.27670 to US$ 1.00
          Operating statements                          RMB 8.26688 to US$ 1.00

          In translating the consolidated financial statements of the Company from its functional currency, in RMB, into its reporting currency, in United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated comprehensive income
          (loss) in stockholder's equity in the Company's financial statements.

          RMB is not readily convertible into United States dollars or other foreign currencies. Prior to July 21, 2005, the foreign exchange rate between the United States dollar and the RMB had been stable at approximately RMB 8.28 to US$1.00 for the last several years. On July 21, 2005, the Central Bank of China announced that it would allow the Yuan (Renminbi) to move to a flexible exchange rate with a maximum daily variance against the US dollar of 0.3%. No provision has been made in the accompanying financial statements for the change in currency policy, nor has any determination been made as to the potential impact this may have on the Company's future operations. No representation is made that RMB amounts could have been, or could be, converted into United States dollars or any other currency at that rate or any other rate.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)

     M.   Use of Estimates

          The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     N.   Revenue Recognition, Returns and Warranties

          The Company recognizes revenue when the significant risks and rewards of ownership have transferred pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, shipment or delivery, depending upon the sales order, has occurred, the sales price is fixed and determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured. In the event goods are returned from a customer, revenue is reduced, and the returned goods are placed back into inventory during the period that the returned goods are received by the Company. Concurrent with the recognition of revenue, the Company records a warranty reserve for product returns as a percentage of sales based upon historical experience.


     O.   Employees' Benefits and Pension Obligations

          Mandatory contributions, based on gross salary payments, are made to the PRC government's health, retirement benefit and unemployment programs at the statutory rates in effect during each period These payments are charged to expense in the same period as the related salary cost. See Note 14.


     P.   Comprehensive Income or Loss

          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose consolidated financial statements. SFAS No. 130 defines comprehensive income or loss to include all changes in equity, except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)

     Q.   Concentrations of Credit Risk

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable.

     R.   Research and Development Costs

          Research and development costs are charged to operating expenses when incurred. The amounts charged in 2005 and 2004 were $541,735 and $328,779 respectively.

     S.   Advertising Costs

          Advertising costs consist primarily of promoting the Company and the Company's products through printed advertisements in trade publications and displaying the Company's products at industry trade exhibitions. The Company does not pay slotting fees or engage in cooperative advertising programs, buydown programs or similar arrangements. Advertising costs are charged to operations when incurred. Advertising costs included in selling expenses in the accompanying consolidated financial statements were $297,998 and $201,200 in 2005 and 2004, respectively.

     T.   Shipping And Handling Costs

          Shipping and handling costs represent costs incurred by the Company to ship its products to customers using its own delivery vehicles or under contract with professional carriers For the majority of products, which are sold to customers in the Zhujiang Delta, the Company uses its own delivery vehicles. For sales made to customers overseas, the Company incurs transportation charges for delivery to the Port of Hong Kong. All other transportation charges are paid by the customer. Transportation and freight expenses were $150,937 and $83,981 for 2005 and 2004, respectively, and are included in selling expenses in the accompanying consolidated financial statements.

     U.   Net Income Per Common and Common Equivalent Share

          Basic and diluted net income per common and common equivalent share are computed by dividing net income by the weighted average number of common shares outstanding for the period, including common share equivalents for the Company's dilutive stock options and warrants. The weighted average common shares outstanding reflect the effects of the share exchange transaction described in Note 2.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)


     V.   Share-Based Payments

          The Company accounts for stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion (APB 25). Pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," as if the Company had adopted the fair value-based method of accounting for stock options, are presented below. See Note 19.



     W.   Classification of Operating Costs and Expenses

          The Company records its operating costs and expenses generally with the following classifications:

          Cost of Goods Sold
          ------------------

          Cost of goods sold consists primarily of raw materials, direct labor and manufacturing overhead. Manufacturing overhead consists primarily of an allocation of purchasing and receiving costs, supplies, utilities, depreciation, factory and equipment repairs and maintenance and inspection fees.

          Selling Expenses
          ----------------

          Selling  expenses  consist  primarily  of  payroll,   advertising  and
          promotion,   shipping  and  handling,   depreciation  and  travel  and
          entertainment.

          General and Administrative Expenses
          -----------------------------------

          General and administrative expenses consist primarily of payroll, professional fees, insurance, payroll taxes and benefits, general office expenses, travel and entertainment, transportation, and depreciation.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)

     X.   Recently Issued Accounting Standards

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

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No.29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements or results of operations

          In December 2004, the FASB issued SFAS No.123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended March 31, 2006. The Company expects the impact on its consolidated financial statements to be consistent with the fair value disclosures included in Note 19 to the consolidated financial statements.

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

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


5.   ACCOUNTS RECEIVABLE

     The Company's accounts receivable at September 30, 2005 and 2004 are summarized as follows:

                                                           2005         2004
                                                             $            $

     Accounts receivable                                44,973,292   21,763,923
     Less:  allowance for doubtful accounts              1,593,538      764,362
                                                        ----------   ----------

     Accounts receivable, net                           43,379,754   20,999,561
                                                        ==========   ==========



     Accounts receivable reserve activity for the years ended September 30, 2005 and 2004 is summarized as follows:

                                                           2005         2004
                                                             $            $

     Balance, beginning of year                            764,362      461,982
     Bad debts expense                                     805,479      302,380
     Foreign exchange adjustment                            23,697         --
                                                        ----------   ----------

     Balance, end of year                                1,593,538      764,362
                                                        ==========   ==========


6.   INVENTORIES

     The Company's inventories at September 30, 2005 and 2004 are summarized as follows:

                                                           2005         2004
                                                             $            $

     Raw materials                                       9,284,299    9,934,263
     Work in progress                                    2,738,069    1,872,465
     Finished goods                                      9,673,858   17,729,257
                                                        ----------   ----------

     Total inventories                                  21,696,226   29,535,985
                                                        ==========   ==========

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004




7.   LONG-TERM ASSETS

     The Company's long-term assets at September 30, 2005 and 2004 are summarized as follows:

                                                            2005         2004
                                                              $            $

     Building                                            30,763,727    4,535,876
     Machinery                                           19,920,180   14,242,696
     Vehicles                                               671,177      486,480
     Office equipment                                       459,408      304,773
     Leasehold improvements                                 346,118      305,758
                                                         ----------   ----------

     Total cost                                          52,160,610   19,875,583
                                                         ----------   ----------


                                                            2005         2004
                                                              $            $

     Building                                               427,568       19,024
     Machinery                                            4,838,119    2,006,717
     Vehicles                                               147,061       79,097
     Office equipment                                       119,627       53,402
     Leasehold improvements                                 341,579      212,534
                                                         ----------   ----------

     Total accumulated depreciation                       5,873,954    2,370,774
                                                         ----------   ----------

     Net book value                                      46,286,656   17,504,809

     Construction in progress                            17,804,181   23,656,190
     Land use rights                                      3,246,791    4,029,038
                                                         ----------   ----------

     Long-term assets, net                               67,337,628   45,190,037
                                                         ==========   ==========


     Depreciation expense is included in the statements of operations as follows:

                                                            2005         2004
                                                              $            $

     Cost of goods sold                                   2,901,262    1,635,971
     Selling expenses                                       416,701        8,603
     General and administrative expenses                    185,217       82,584
                                                         ----------   ----------

     Total depreciation expenses                          3,503,180    1,727,158
                                                         ==========   ==========

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



7.   LONG-TERM ASSETS (cont'd)


     The Company's construction in progress consisted of the following at September 30, 2005 and 2004:

                                                            2005         2004
                                                              $            $

     Land use fees                                        1,135,763    1,109,976
     Construction costs                                  11,735,920   18,258,222
     Land excavation                                      2,580,449    2,401,050
     Construction materials                               2,352,049      790,864
     Capitalized research and design                           --        143,403
     Other indirect costs                                      --        952,675
                                                         ----------   ----------

     Total construction in progress                      17,804,181   23,656,190
                                                         ==========   ==========



     Other indirect costs include road repairs,  water and sewer fees, temporary
     electric   fees,   environmental   fees,   equipment   rental   and   other
     administrative costs.

     The Company has funded the construction costs with cash flow from operations and proceeds from its share issuances, and as such, no interest expense has been capitalized. The Company anticipates that the construction of their facilities will be completed and placed into service by January 2006. The Company has not yet obtained their certificate of land use right. The bureau of city planning and land resource of Shenzhen have not yet approved the Company's application since the original zoning for the use of the land conflicted with both the city planning for education and biology and its current designation as industrial use. According to the agreement with the local government of Kuichong Township of Longgang District of Shenzhen, the Company has paid $285,000 for the down payment on the land use right and the balance of $2,962,000 is still outstanding. It is anticipated that the outstanding balance will be paid within the next twelve months. The local government of Kuichong Township of Longgang District of Shenzhen had, however, granted permission to the Company to commence the construction of the new production plant pending a decision from the bureau of city planning. The Company anticipates that it will receive the approval from the bureau of city planning in January 2006. See
     Note 14.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



8.   OTHER ASSETS

     The Company's other assets at September 30, 2005 and 2004 are summarized as follows:

                                                            2005         2004
                                                              $            $

     Other receivables                                      160,626      283,937
     Long term prepayment                                   437,683         --
     Less:  allowance for doubtful accounts                  31,606       57,965
                                                         ----------   ----------

     Other assets                                           566,703      225,972
                                                         ==========   ==========



     Other receivables reserve activity for the years ended September 30, 2005 and 2004 is summarized as follows:

                                                           2005         2004
                                                             $            $

     Balance, beginning of year                            57,965        33,355
     Bad debts expense (reversal)                         (35,672)       24,610
     Foreign exchange rate                                  9,313          --
                                                       ----------    ----------

     Balance, end of year                                 (31,606)      (57,965)
                                                       ==========    ==========




9.   INTANGIBLE ASSETS

     The Company's intangible assets at September 30, 2005 and 2004 are summarized as follows:

                                                            2005         2004
                                                              $            $

     Trademarks, technology and software                     65,919       63,904
     Less:  accumulated amortization                         12,540        5,542
                                                         ----------   ----------

     Intangible assets, net                                  53,379       58,362
                                                         ==========   ==========


     Amortization expense for the years ended September 30, 2005 and 2004 was $7,899 and $5,549, respectively.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


10.  BANK INDEBTEDNESS AND NOTES PAYABLE

     As of September 30, 2005 and 2004, the Company had several short-term bank loans with outstanding balances of $39,545,230 and $27,304,162, respectively. The loans were used primarily to support operating activities, carried interest rates ranging from 4.536% to 6.138%, and have maturity dates ranging from 5 to 12 months. Each loan is guaranteed by Jilin Province Huaruan Technology Company, Ltd. ("Huaruan", a corporation owned by Xiangqian Li, BAK's Chairman), Xiangqian Li, BAK International, related parties, and others who are not related. Neither Huaruan, Mr. Li, nor other non-related parties receive any compensation for acting as guarantors.

     The Company is required to pledge cash, inventories and equipment in order to secure these short-term bank loans and notes payable, summarized as follows at September 30, 2005:

     Cash-restricted                                                $19,392,280
     Inventories                                                      7,661,888
     Equipment                                                        9,819,574
                                                                    -----------

     Total assets pledged                                            36,873,742
                                                                    -----------


     Certain shares of the Company were pledged by Mr. Xiangqian Li in order to secure these short-term bank loans.

     Notes payable represents customer commitments in the ordinary course of business. The notes can generally be exchanged at a discount for cash with financial institutions.

     On September 30, 2004, contrary to relevant PRC laws and regulations, the Company borrowed $1,812,316 from Changzhou Lihai Investment Consulting Co., Ltd. The Company subsequently repaid this loan on October 11, 2004. Management believes that the risk to the Company, due to this loan arrangement, is very limited.

11.  RESERVES

     Pursuant to the accounting systems for business enterprises as promulgated by the PRC, the profits of BAK, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends only after they have satisfied all PRC tax liabilities, provided for losses in previous years, and made appropriations to reserve funds (as discussed below), as determined at the discretion of the Board of Directors in accordance with the PRC accounting standards and regulations. With the exception of the restriction on distributions and dividends, the Company is not limited or otherwise restricted in making distributions by any other agencies or indentures.

     As stipulated by the relevant laws and regulations for enterprises operating in the PRC, companies are required to make annual appropriations to two reserve funds, consisting of the statutory surplus and public welfare funds. In accordance with relevant PRC regulations and the articles of association of the respective companies, companies are required to allocate a certain percentage of their profits after taxation, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve, until such reserve reaches 50% of the registered capital of the companies.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



11.  RESERVES (cont'd)

     Net income reported in the US GAAP consolidated financial statements differs from that reported in the PRC statutory consolidated financial statements. In accordance with relevant laws and regulations in the PRC, profits available for distribution are based on the statutory consolidated financial statements. If BAK has foreign currency available after meeting its operational needs, BAK may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it is necessary to obtain approval and convert such distributions at an authorized bank.

12.  SIGNIFICANT CONCENTRATION

     The Company grants credit to its customers, generally on an open account basis. The Company's five largest customers accounted for 34.51% of revenues in fiscal 2005, with no customer individually exceeded 10% of consolidated revenues. In fiscal 2004, the five largest customers comprised 38.98% of revenues, with only one customer exceeding 10% of consolidated revenues.

13.  RELATED PARTY TRANSACTIONS

     In October 2003, the Company acquired intangible assets from entities controlled by its Chairman and controlling shareholder for $3,866,088, effectively paid in cash. The consideration paid by the Company in excess of the Chairman's carrying cost of the intangible assets was charged to retained earnings, as a distribution to the Chairman, resulting in the acquired intangible asset being recorded by the Company at the Chairman's original cost basis.

     Accounts  receivable - related  party in the  consolidated  balance  sheets consists of short term advances made by the Company to a former shareholder. The advances bore no interest, had no formal repayment terms and were repaid on December 14, 2005.

     On September 30, 2004, BAK entered into an agreement with HFG International Ltd. ("HFG"), in which HFG provided financial consulting services to the Company, as described below, for a period of one year for a fee of $400,000.

     Under the agreement, HFG provided the Company with, among other things, advice on the development and implementation of a restructuring plan, resulting in an organizational structure that would facilitate the registration of the Company's securities, assist the Company in engaging qualified professionals to assist in facilitating the Company's plan, assist the Company in identifying potential merger candidates, supervise and train management in preparation for the registration of its securities, assist in the preparation of the necessary documentation and assist the Company with solicitation of equity financing.

     The fee was paid from the proceeds of the equity capital raised by HFG on behalf of the Company. In January 2005, the Company raised $17,000,000 from qualified investors in a private placement offering. In addition, in September 2005, the Company raised $43,449,247 from qualified investors in a private placement offering. The fee to HFG was offset against the proceeds from the offerings as a cost of raising capital in 2005. The principal stockholder in HFG was also the former Chief Executive Officer of Medina Coffee, Inc. The fee charged to the Company for the services of HFG was on essentially the same terms as those charged by HFG for financial consulting services performed for HFG's other clients.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



14.  CONTINGENCIES AND COMMITMENTS

     A    Contingent liabilities

          1.   Land Use and Ownership Certificate:

               According to relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction, needs to be obtained before construction of a building is commenced. An ownership certificate shall be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained.

               The Company has not yet obtained the land use right certificate and government approvals relating to the construction of the Company's operating premises, BAK Industrial Park. However, the Company is in the process of applying to obtain the land use right certificate of approval. The local government of Kuichong Township of Longgang District of Shenzhen has, however, granted permission for BAK to commence the construction of the new production plant pending a decision from the bureau of city planning. The Company anticipates that it will receive the approval from the bureau of city planning in January 2006.

               Management believes, under the condition that the Company is granted a land use right certificate and related approvals, that there should be no legal barriers for the Company to obtain an ownership certificate for the premises presently under construction in BAK Industrial Park. However, in the event that the Company fails to obtain the land use right certificate relating to BAK Industrial Park and the government approvals required for the construction of BAK Industrial Park, there is the risk that the buildings constructed will need to be vacated as illegitimate constructions. However, management believes that this possibility, while present, is very remote. As a result, no provision has been made in the consolidated financial statements for this potential occurrence.

               The Company does not currently insure its manufacturing facilities since it has not yet received its land use right certificate. The Company intends to procure such insurance once it has received the certificate.

          2.   Guarantees

               The Company's guarantees at September 30, 2005 and 2004 are summarized as follows:

                                                              2005        2004
                                                               $           $

               Guaranteed for Shenzhen Tongli,
               a non-related party                         3,603,502   1,208,153
               Guaranteed for Shenzhen Zhengda,
               a non-related party                         1,235,788   1,208,153
               Notes receivable discounted                   484,028      18,122
                                                           ---------   ---------

                 Total guarantees                          5,323,318   2,434,428
                                                           =========   =========

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



14.  CONTINGENCIES AND COMMITMENTS (cont'd.)

     A    Contingent liabilities (cont'd.)

          2.   Guarantees (cont'd.)

               The Company factors notes and accounts receivable from time to time to banks. At the time of the factoring, all rights and privileges of holding the note are transferred to the banks. The Company removes the asset from its books and records a corresponding expense for the amount of the discount. The Company remains contingently liable on a portion of the amount outstanding in the event the note maker defaults

               No  provision  has  been  made  in  the  consolidated   financial
               statements for these contingencies.

               BAK and Development and Construction (Group) Company Limited By Shares ("Changchun Co.") of Changchun Economic & Technology Development District, entered into a Cross-Guaranty Agreement, dated February 20, 2004 (the "Agreement"), pursuant to which the parties were obligated to guaranty a specified amount of each other's indebtedness to specifically identified lending institutions. On December 22, 2004, the Company received from Changchun Co. a letter of termination pursuant to which the Agreement was deemed terminated by Changchun Co. and the Company was relieved of all obligations to guaranty any indebtedness of Changchun Co. in the future. The termination of the Agreement in no way affects Changchun Co.'s continuing guaranty of the BAK Indebtedness. As of September 30, 2005, ChangChun Jingkai had not guaranteed any indebtedness of the Company.


          3.   Social Insurance of BAK's Employees

               As described in Note 4 (O), BAK is required to cover employees with various types of social insurance. Although all insurances have been purchased for management employees, BAK has not fully covered other employees. Owing to the transient nature of most of its non-management employees and on the basis of historical experience, management believes that BAK does not need to provide all employees with the required insurance.

               In the event that any current employee, or former employee, files a complaint with the government, not only will BAK be required to purchase insurance for such employee, but BAK may be subject to administrative fines. As the Company believes that these fines are nominal, no provision for any potential fines has been made in the accompanying financial statements.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



     B.   Commitments

          1.   Capital Commitments

               BAK has outstanding commitments under construction contracts for the construction of factory, office, employee residence buildings, and equipments amounting to $3,916,021 at September 30, 2005. These contracts are expected to be completed by January 2006.

          2.   Lease Commitments

               BAK leases various factory and office space under short term operating leases and is obligated at September 30, 2005 for each of the next three fiscal years as follows:

                           2006 - $ 95,169
                           2007 - $ 72,017
                           2008 - $ 47,716


15.  CAPITAL CONTRIBUTIONS

     During the year ended September 30, 2004, the existing stockholders contributed $10,875,918 in cash to the Company, which has been recorded as an increase to additional paid-in capital in the accompanying consolidated financial statements.

     On January 20, 2005, the Company completed a stock exchange transaction with the stockholders of BAK International, as more fully described in Note
     2. Prior to and in connection with the completion of the stock exchange with BAK International, BAK International sold 8,600,433 shares of its common stock to new investors in a private placement, as more fully described in Note 1.

     On September 16, 2005, the Company sold 7,899,863 shares of its common stock to new investors. The Company granted certain registration rights to such purchasers, including the Company's covenant to file with the Securities and Exchange Commission a registration statement covering their shares. Under this transaction, the stockholders contributed $43,449,247 to the Company, which has been recorded as an increase in common stock of $7,900 and an increase in additional paid in capital of $43,441,347 in the accompanying consolidated financial statements. The Company also issued warrants to purchase 631,989 shares of its common stock at an exercise price of $7.92 per share, exercisable for three years after the date of issuance, as a fee to certain persons in connection with this transaction.


16.  BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

     The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactures five types of Li-ion rechargeable batteries: steel cell, aluminum cell, cylindrical cell, polymer cell and industrial batteries. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Revenue and long-term asset components for 2005 and 2004 were as follows:


                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



16.  BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA (con't)

                                                          2005             2004
                                                    ---------------   --------------
                                                       $        %       $        %

     Revenues by Product ($ in millions):
     Steel cell                                      56.96    55.89   37.97    59.56
     Aluminum cell                                   23.72    23.27   13.08    20.52
     Cylindrical cell                                 1.05     1.03     .26      .41
     Polymer cell                                      .02      .02    --       --
     Industrial battery                              20.17    19.79   12.44    19.51
                                                    ------   ------   -----   ------
     Total revenues                                 101.92   100.00   63.75   100.00
                                                    ------   ------   -----   ------

     Revenues by Geographic Area ($ in millions):
     Domestic sales - PRC                            72.35    70.99   43.36    68.02
     Foreign sales                                   29.57    29.01   20.39    31.98
                                                    ------   ------   -----   ------

     Total revenues                                 101.92   100.00   63.75   100.00
                                                    ------   ------   -----   ------
     Long-Term Assets ($ in millions)
     Domestic - PRC                                  67.34   100.00   45.19   100.00
                                                    ------   ------   -----   ------

     The above geographic area data consists of revenues based on product shipment destination and long-term assets are based on physical location.



17.  INCOME TAXES

     The reconciliation between PRC income taxes at the statutory rate and the Company's provision for income taxes at September 30, 2005 and 2004 are as follows:

                                                          2005          2004
                                                             $             $

                                                         (000's)       (000's)

     Computed tax at the PRC statutory rate of 15%          1,935         1,071
     Nondeductible Items                                     --              15
     PRC tax holiday and tax reduction                     (1,408)         (692)
                                                       ----------    ----------
     Current provision for income taxes                       527           394
                                                       ==========    ==========

     As of September 30, 2005 and 2004, the Company had no deferred tax assets or liabilities and was not liable for any taxes in the United States or any other foreign jurisdictions outside the PRC.

                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



18.  WARRANTY RESERVES

     Warranty reserve activity for the years ended September 30, 2005 and 2004 is summarized as follows:

                                                           2005          2004
                                                             $             $

     Balance, beginning of year                           220,503        95,874
     Warranty expense                                   5,948,776     3,507,151
     Claims paid                                       (5,826,154)   (3,382,522)
                                                       ----------    ----------

     Balance, end of year                                 343,125       220,503
                                                       ==========    ==========


     Warranty expense is included in cost of goods sold and warranty reserves are offset against accounts receivable in the accompanying consolidated financial statements.

19.  STOCK-BASED COMPENSATION

     In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan ("Plan"). The Plan authorizes the issuance of up to 4,000,000 shares of the Company's common stock. The exercise price of the options granted, pursuant to the Plan, must be at least equal to the fair market value of the Company's common stock at the date of the grant. The Plan will generally terminate on May 16, 2055. Pursuant to the Plan, the Company issued 2,000,000 options with an exercise price of $6.25 per share on May 16, 2005. In accordance with the vesting provisions of the grants, the options will become vested and exercisable under the following schedule:

      Numbers of Shares          % of Shares Issued         Initial Vesting Date
          800,000                        40%                   July 1, 2007
          600,000                        30%                   January 1, 2008
          600,000                        30%                   July 1, 2008
        ---------                       ---
        2,000,000                       100%
        =========                       ===

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

     The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No.123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (APB), Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and net income per common share would have been adjusted to the pro forma amounts indicated below:


                             CHINA BAK BATTERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



19.  STOCK-BASED COMPENSATION (cont'd)

                                                               2005           2004
                                                           -----------    -----------

     Net income, as reported                               $12,374,377    $ 6,746,307

     Add: total stock-based compensation expense
     included in net income, net of related tax effects           --             --

     Deduct: total stock-based compensation
     expense determined under the fair value, net of
     related tax effects                                    (1,068,243)          --
                                                           -----------    -----------

      Pro forma net income                                 $11,306,134    $ 6,746,307
                                                           ===========    ===========


     Net income per common share:
         As reported - Basic                                     $0.32          $0.22
                       Diluted                                   $0.32          $0.22
         Pro forma -   Basic                                     $0.30          $0.22
                       Diluted                                   $0.29          $0.22

     For purposes of the disclosure above, the fair value of each option grant in 2005 is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

     Dividend yield                                                        0.00%
     Expected volatility                                                  59.85%
     Risk-free interest rate                                               4.12%
     Expected life                                                       6 Years

     For the year ended September 30, 2004, no stock options were granted.


20.  SUBSEQUENT EVENTS

     A. During November and December 2005, the Company refinanced two of its credit facilities totaling $3.8 million, and entered into two new credit facilities totaling $3.7 million with existing lenders. The four new facilities provide for monthly interest payments at fixed annual interest rates from 5.2% to 6.1%, with principal repayments at maturities during the second calendar quarter of 2006. There were no changes in assets pledged or payment guarantees from September 30, 2005 as a result of these new facilities.

     B. Included in capital commitments at September 30, 2005 (Note 14 (B)(1) is $1,183,000 of equipment that has been purchased by a customer on behalf of the Company. The Company will hold title to the equipment and will reimburse the customer by offsetting the purchase price against future product sales. The Company received equipment totaling $778,750 in November 2005 and expects to receive the remaining equipment in January 2006.