Form 10KSB/A
period 2005-09-30
CHINA BAK BATTERY INC
filed 2006-01-31
CIK 1117171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

              For the transition period ____________to ____________

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

Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) YES [ ] NO [X]

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

PART II.......................................................................19
   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
           SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES...............19
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION
           AND FINANCIAL CONDITION............................................21
   ITEM 7. FINANCIAL STATEMENTS...............................................33
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................33

PART III......................................................................36
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......36
   ITEM 10. EXECUTIVE COMPENSATION............................................38
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....39
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................41
   ITEM 13. EXHIBITS..........................................................41
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................44

                                EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended September 30, 2005 of China BAK Battery, Inc. (the "Annual Report") is filed solely for the purpose of amending and restating (i) Part II, Item 6 - Management's Discussion and Analysis of Results of Operations and Financial Condition to include additional information regarding certain transactions occuring on January 11, 2006 in Liquidity and Capital Resources and Off-Balance Sheet Transactions; (ii) Part II, Item 8A Controls and Procedures to clarify certain changes being made as a result of the restatements of certain financial statements and the effect of the restatements upon the conclusion of our Chief Executive Officer and Chief Financial Officer upon the effectiveness of our disclosure controls; (iii) Part III to include information we previously indicated would be incorporated by reference from our 2006 Proxy Statement; (iv)
Part IV, Item 13 to include additional information in Footnote 20 and add Footnote 21 to the footnotes to our financial statements and; (v) to amend
Exhibit 21.1 to include an additional subsidiary that was approved on January 10, 2006. Except as described above, no other changes have been made to the Annual Report, and we have not updated the disclosures contained in this Amendment No. 1 to the Annual Report to reflect any events that occurred at a date subsequent to the filing of the Annual Report. The filing of this Amendment No. 1 to the Annual Report is not a representation that any statements contained in items of the Annual Report other than that information being amended are true or complete as of any date subsequent to the date of the Annual Report.

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

         BAK Battery was formed in August 2001 to manufacture and sell a variety of standard and customized lithium ion rechargeable batteries for use in a number of applications, although primarily in cellular telephones. It commenced revenue producing operations in June 2002. BAK International was incorporated in Hong Kong on December 29, 2003 under the Companies Ordinance at BATCO International Limited (and subsequently changed its name to BAK International Limited on November 3, 2004) for the purpose of acquiring all of the equity ownership interests in BAK Battery, a transaction which it completed on January 18, 2005.

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

         o Developing our OEM business. We believe that by entering the OEM market for lithium ion batteries, we will be able to significantly increase revenues. In order to do so, we are currently undergoing certification as a global OEM manufacturer for the mobile phone industry. To date, most of certification process is complete, and we anticipate that we will receive certification

         o Expanding our product lines to capture new market opportunities. We have developed high power lithium ion battery cells that can be used in power tools. Our product offering is currently undergoing testing by a potential customer. We have begun sales of our high power lithium battery during our fourth quarter of calendar year 2005. In addition, we are beginning to produce lithium polymer battery cells that can be used for various cellular telephones, portable electronic applications, Bluetooth technology, and similar types of technology. Lithium polymer batteries are used for applications similar to those that utilize lithium ion aluminum cell batteries. However, lithium polymer battery cells weigh less and are easier to shape. By entering these markets, we believe we can achieve future revenue growth and improved profit margins. In September 2005 we began production of lithium polymer batteries.

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

         Performance at lower temperatures. Our lithium ion batteries perform well from -20 Celsius to +60 Celsius. At a temperature as low as -20 Celsius, the batteries release 95% of the battery energy at an 0.2C rate (i.e. discharge all the energy in 5 hours); and over 90% of the battery energy can be discharged at an 1.0C rate. This feature allows improved cell phone battery duration, particularly in northern areas of the PRC.

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

Competition

         Our rechargeable lithium ion batteries compete against other manufacturers of lithium ion batteries. We compete on the basis of the prices at which we sell our products, our ability to supply the quantities of batteries our customers need in accordance with our customers' schedules and the quality of our products. We face competition in the production of rechargeable lithium ion batteries, not only within China, but also from other parts of the world, particularly Japan and Korea. Sony Corp. first commercialized rechargeable lithium ion batteries in 1992. However, Japan's market share of lithium ion battery production has decreased since 2000. We believe we are currently one of the largest lithium ion battery manufacturers in the world, with a monthly output of 22 million units (our monthly production has reached the monthly output capacity). We also believe we are the second largest manufacturer in the Chinese market.

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

         We compete with these companies by striving to provide a higher quality product at a lower cost. We believe that by doing business in China, we enjoy competitive advantages over similar companies doing business in Japan and Korea, including abundant labor resources, low cost raw materials and better access to China's extensive mobile phone market. We also believe that our production efficiencies as well as our labor costs, give us a competitive advantage over other manufacturers in China. Historically, although other entities may attempt to take advantage of the growth of the lithium battery market, the lithium battery industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques, and the operation of a facility for the automated production of lithium batteries require large capital expenditures, which may deter new entrants from commencing production.

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

         As of September 30, 2005, our key material suppliers and key equipment suppliers were as follows:


                             Key Material Suppliers
------ ------------------ ------------------------------------------------------
 Item     Materials                       Main Suppliers
------ ------------------ ------------------------------------------------------
  1    Case and caps      Roofer Group Company, Yijinli technology company
                          Shenzhen Tongli Precision Stamping Products Co., Ltd.
------ ------------------ ------------------------------------------------------
  2    Cathode materials  CITIC Guoan
------ ------------------ ------------------------------------------------------
  3    Anode materials    Shanghai Shan Shan, Changsha graphite
------ ------------------ ------------------------------------------------------
  4    Aluminum foil      Aluminum Corporation of America, Shanghai
------ ------------------ ------------------------------------------------------
  5    Copper foil        Huizhou United Copper Foil
------ ------------------ ------------------------------------------------------
  6    Electrolyte        Zhangjiagang Guotai-Huarong New Chemical Materials
                          Co., Ltd.
------ ------------------ ------------------------------------------------------
  7    Separator          Ube Industries, ENTEK, CELGARD
------ ------------------ ------------------------------------------------------


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

Customers

         We have targeted sales of our lithium ion rechargeable batteries to OEM's and replacement battery pack manufacturers, who resell our batteries in packaging to end users. Due to the demand for replacement cell phone batteries in China, and our proximity to that market, we targeted our domestic market through replacement battery pack manufacturers. Over the past three years, we have developed relationships with key battery pack customers, including SCUD (Fujian) Electronics Co., Ltd., Desay Power Tech. Co., Ltd. and Shenzhen Ya Litong Electronic Co., Ltd. We are also targeting sales of lithium ion batteries to multinational OEM's. A key to the OEM market is obtaining approval of our products from the OEM's, which we are currently seeking from a global OEM in the mobile phone industy. Our sales are generated primarily from purchase orders. We generally do not have long-term contracts with customers, although we may enter into a letter of intent to express our long term cooperative relationship with the customer. Our ten largest customers, who predominantly are in China, accounted for 53.31% of our sales during the year ended September 30, 2005. Our 30 largest customers accounted for 78.45% of our sales during the year ended September 30, 2005, predominantly in China. We do not believe our sales are materially seasonal.

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

         We have very strict control over the core technologies for which we can not apply for patents. Every employee who is related to these proprietary technologies must sign a "special technology non-disclosure agreement". We have also established an internal department to protect property rights. In this department, there are professionals including attorneys, engineers, information managers and archives managers responsible for the application and protection of proprietary rights. We have also developed a series of rules regarding "property right non-disclosure", "property right archives management", "information collection and analysis" and "innovation encouragement". While we actively take steps to protect our proprietary rights, such steps may not be adequate to prevent the infringement or misappropriation of our intellectual property. This is particularly the case in China where the laws may not protect our proprietary rights as fully as in the United States. Infringement or misappropriation of our intellectual property could materially harm our business. BAK Battery has registered the following Internet and WAP domain name www.bak.com.cn (the English version of our website can be found at www.bak.com.cn/en).

Research and Development

         We operate a state of the art research and development center performing proprietary research that has resulted in 15 issued patents in the PRC and 121 applications for patents filed in the PRC as of September 30, 2005. We have not had any patents awarded in any other country. We also outsource certain of our research and development matters to ChangChun Applied Chemistry Research Institute of the China Scientific Institute, Tstinghua University, JiLin University, the Electrochemistry Department of XiaMen University and Shenzhen University. In our in-house facility, we employ over 100 staff members, led by three government recognized specialists. Upon the approval of the National Ministry of Personnel in October 2002, a Postdoctoral Workstation was established. The establishment of the Workstation serves as recognition by the PRC government of the strong capabilities of our in-house research team. The research and development center focuses research on projects relating to liquid lithium ion batteries, high power lithium ion batteries, solid lithium polymer ion batteries, and cylindrical and rectangular lithium ion batteries.

         During fiscal 2005 and 2004, we expended $541,735 and $328,779, respectively, on our research and development efforts. We have also invested $930,000 on research and development equipment during fiscal 2005, bringing the total research and development expenditures during fiscal 2005 to $1.5 million. During 2004, our research was aimed at developing new or improved anode raw material and new products. Our research in 2005 has been targeted at new or improved cathode raw material and product safety research.

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

         Please see Item 11 "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" for a description of securities authorized for issuance under equity compensation plans.

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

Revenues

         Revenues increased to $101.9 million for the year ended September 30, 2005 as compared to $63.7 million for the prior year, an increase of $38.2 million or 59.9%. Our revenues increased during 2005 primarily as a result of an increase in the number of units sold, with a slight improvement in average unit selling prices. Revenues relating to steel case cells increased to $56.9 million in 2005 from $38.0 million in 2004, an increase of $18.9 million or 49.7%, primarily due to an increase in the number of units sold. Revenues from sales of aluminum case cells increased to $23.7 million for 2005 as compared to $13.1 million in 2004, an increase of $10.6 million or 80.9%, primarily due to increased sales volume. Revenues relating to industrial batteries increased to $20.2 million in 2005 from $12.4 million in 2004, an increase of $7.8 million or 62.9%, primarily due to an increase in the number of units sold.. Although most of our sales were made in China, we were able to gain market share both domestically and internationally during the year because, in our belief, our production volume and technological advantage gives us an advantage over our competitors with regard to supply ability and cost. We also believe that our gain in market share was due in part to our decision to maintain competitive pricing, the improved quality of our products and the improvements we made in production efficiencies.

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

         Salaries and benefits, including costs of training, increased to $1.4 million in fiscal 2005 from $1.2 million in the prior fiscal year, an increase of $234,000 or 19.8%, primarily as a result of additional employees. We had 500 employees in general and administration positions as of September 30, 2005, as compared to 451 employees as of September 30, 2004. Professional fees increased $224,000 from fiscal 2004 to fiscal 2005, reflecting the additional costs of operating as a public Company since January 2005.

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

Net Income

         Primarily as a result of increased sales during fiscal 2004, we increased our net income to $6.75 million as compared to $3.58 million for the prior year, an increase of $3.17 million or about 89%.

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

         As of September 30, 2005, the principal outstanding under our credit facilities and lines of credit were as follows:

                                                               (In thousands)
                                                                        Maximum
                                                             Amount     Amount
                                                           Available   Borrowed
                                                           ---------   ---------
Comprehensive Credit Facilities:
   Agricultural Bank of China .............                $  30,895   $  27,279
   Shenzhen Development Bank ..............                   18,536      13,656
   Shenzhen Commercial Bank ...............                    6,179       6,179
   China Minsheng Bank ....................                    4,943       4,943
   Construction Bank of China .............                    3,707       3,707
                                                           ---------   ---------
         Subtotal - Credit Facilities......                $  64,260   $  55,764
                                                           =========   =========

Lines of Credit:
   Agricultural Bank of China .............                                5,176
   Shenzhen Development Bank ..............                                  776
   Shenzhen Commercial Bank ...............                                2,468
   China Minsheng Bank ....................                                4,939
                                                                       ---------
     Subtotal - Other Borrowings ..........                               13,359
                                                                       ---------
     Total Principal Outstanding ..........                            $  69,123
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

         As of September 30, 2005, principal, interest and rental payments due under our contractual obligations were as follows:

                                            (In thousands)
                                             Payments Due
                       ---------------------------------------------------------
                                                    Less than          More than
                         Total       1 Year    1-3 Years   3-5 Years    5 Years
                       ---------------------------------------------------------

Bank Loan, Short Term  $  39,545   $  39,545        --          --          --

Notes Payable             29,577      29,577        --          --          --

Operating Leases             215          95   $     120        --          --

Capital Leases              --          --          --          --          --
                       ---------------------------------------------------------
  Total Payments Due   $  69,337   $  69,217   $     120        --          --
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

         On November 1, 2005, BAK Battery entered into a loan agreement with Shenzhen Development Bank, Longgang Branch, under BAK Battery's Comprehensive Credit Facilities Agreement with such bank entered into on April 7, 2005. Under this loan agreement, BAK Battery has borrowed US$1,236,094 for working capital purposes. This loan matures on April 30, 2006, and bears interest at an annual rate of 6.138%. Interest is payable monthly. On November 30, 2005, and December 5, 2005, BAK Battery also entered into two loan agreements with the Agricultural Bank of China, Longgang Branch, under the Comprehensive Credit Facility
Agreement with such bank entered into on May 20, 2005. The loan agreement entered into on November 30 replaced, and BAK Battery paid in full, the outstanding balance under the loan agreement with the Agricultural Bank of China, Longgang Branch, dated May 31, 2005, which had an outstanding principal balance at the time of payment of US$1,977,750. BAK Battery has borrowed US$1,977,750 under the loan agreement entered into November 30 for working capital purposes. This loan matures on May 30, 2006, and bears interest at an annual rate of 5.22%, with interest payable monthly. Under the December 5 loan agreement, BAK Battery has borrowed US$1,854,140 for working capital purposes. This loan matures on June 5, 2006, and bears interest at an annual rate of 5.22%, with interest payable monthly. The December 5 loan agreement replaces, and BAK Battery paid in full, the outstanding balance under the loan agreement with the Agricultural Bank of China, Longgang Branch, dated June 3, 2005, which had an outstanding principal balance at the time of payment of US$1,854,140. Finally, on December 1, 2005, BAK Battery entered into a loan agreement with China Construction Bank, Shenzhen Branch, under BAK Battery's Comprehensive Credit Facility Agreement dated August 24, 2005, with such bank. BAK Battery has borrowed US$2,472,188 under this loan agreement for working capital. This loan matures on June 1, 2006, and bears interest at an annual rate of 5.481%, with interest payable monthly. On January 11, 2006, BAK Battery repaid in full its loan from the Agricultural Bank of China, originally entered into on July 29, 2005 for up to $6,178,942 and maturing January 29, 2006. The principal balance at the time of repayment was $6,178,942.

         We are completing construction of a new production facility at our BAK Industrial Park. The facility encompasses 174,784 square meters with an estimated construction cost of $42.5 million. Upon completion, our new facility will give us the ability to manufacture approximately 1.5 million units per day, which in turn may allow us to significantly increase our revenues. We are also presently undergoing certification as a global OEM manufacturer for the mobile phone industry. To date, most of the certification process is complete, and we expect to be able to obtain certification soon..

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

         We had contingent guaranty obligations at September 30, 2005 requiring recognition or disclosure under FIN 45. We had guaranteed the timely re-payment of principal and interest of two parties to a bank. The maximum amount of our exposure for those guaranties at September 30, 2005 was $5.3 million. No revenue, expenses or cash flows arose from these arrangements at anytime. On January 11, 2006, we guaranteed an additional $618,000 for one of these parties to a bank, increasing our maximum exposure to $5.9 million on that date.

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

         Based on the comments from the Securities and Exchange Commission in conjunction with the Registration Statement on Form SB-2 filed by the Company with the Securities and Exchange Commission on January 20, 2005, as amended (file no. 122209), the Company restated the consolidated statements of cash flows for the year ended September 30, 2004 to reflect a decrease in net cash provided from operating activities of $120,815 (approximately 57%). Net cash provided from investing activities and net cash provided from financing activities decreased by $8 and also increased by $120,918, respectively. The Company also extended or modified certain notes to the consolidated financial statements to reflect the effects of exchange rate changes on cash and cash equivalents, a decrease of $95. The consolidated balance sheets, consolidated statements of operations, and consolidated statements of stockholders' equity remained unchanged, except for minor changes in wordings. Based on further comments from the Securities and Exchange Commission, the Company amended the consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the year ended September 30, 2004 and the consolidated statements of changes in stockholders' equity for the year ended September 30, 2004 and extended or modified certain notes to the consolidated financial statements to retroactively reflect that 1,152,458 shares of common stock of the Company were outstanding immediately prior to the share exchange and the resulting recapitalization. The effect of the restatement was to decrease common stock outstanding as of the earliest date presented with a corresponding increase to additional paid in capital. The restatement had no effect on total stockholders' equity, net income or earnings per share in the financial statements. Based on further comments from the Securities and Exchange Commission, the Company amended the consolidated statements of operations and extended or modified certain notes to the consolidated financial statements to reclassify depreciation and amortization expense from a separate item in operating expenses into cost of goods sold, selling expenses and general and administrative expenses. The effect of the restatement was to decrease gross profit for the fiscal year ended September 30, 2004 by $1,635,971 (approximately 11%). The restatement had no effect on operating income or net income in any of the years. For further details with respect to each of these restatements see
Note 21 "Restatement to Consolidated Financial Statements" to the financial statements found at Item 7.

We have discussed the restatements described above with our independent registered public accountants. Our management is implementing the following set of changes:

         (1) Engaging outside consultants with technical accounting expertise, as needed, to ensure that accounting personnel with adequate experience, skills and knowledge are directly involved in the review and accounting for our complex, non-recurring transactions and those items for which we have restated our financial statements as described above;

         (2) Additional training of our accounting staff;

         (3) Involving both internal accounting personnel and outside consultants with technical accounting expertise, as needed, early in the evaluation of the application of generally accepted accounting principles in complex, non-recurring transactions;

         (4) Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-recurring transactions and those items for which we have restated our financial statements as described above; and

         (5) Requiring senior accounting personnel and the outside consultants with technical accounting expertise to review complex, non-recurring transactions to evaluate and approve the accounting treatment for such transactions and those items for which we have restated our financial statements as described above.

The Company began to execute the remediation plans identified above in the fourth quarter of calendar year 2005. The Company engaged outside consultants with technical accounting expertise commencing in October, 2005.

We have also implemented policies and procedures to assure adequate and timely involvement of outside accounting consultants, as needed, to obtain guidance as to the application of generally accepted accounting principles to complex, non-recurring transactions. In the preparation of this Annual Report on Form 10-KSB, we utilized consultants with technical accounting expertise to supplement our review of the accounting of complex, non-recurring transactions, including our restatement. The Company's continued use of the same accounting consultants over the period commencing October 2005 has resulted in these consultants having a growing familiarity with the Company, its business and personnel.

Changes in Internal Control Over Financial Reporting.

         During the fiscal year ended September 30, 2005, there were no changes in our Internal Control Over Financial Reporting that has materially affected, or is reasonably likely to materially affect, our Internal Control Over Financial Reporting other than the changes which are described above.

Evaluation of Disclosure Controls and Procedures.

         The Company's management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of September 30, 2005. As a result of the restatements described in the preceeding paragraphs our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were not effective to ensure that material information relating to the Company is made known to our chief executive officer and chief financial officer by others within the Company, particularly during the period in which this report was being prepared.

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

         In the event of a breach of the Construction Bank Credit Agreement, Construction Bank make take any of the following actions: (a) adjust, cancel or terminate our use of the comprehensive credit facility or each type of credit facility under the Construction Bank Credit Agreement, or adjust the valid term of the credit facility; (b) declare the debt under the Construction Bank Credit Agreement become mature immediately and demand payment of outstanding principal, interest and expenses of all debt under the Construction Bank Credit Agreement;
(c) put up public notice of our breach of contract and list us as a high-risk company for Construction Bank or other authorities; (d) transfer away all funds in any currency deposited with Construction Bank; (e) demand that we provide other security as required by Construction Bank for all debts under the Construction Bank Credit Agreement; (f) enforce the security right; (g) terminate the Construction Bank Credit Agreement unilaterally; (h) demand compensation for any loss incurred by Construction Bank; (i) demand breach of contract compensation equivalent to a certain percentage of the remaining unpaid principal; (j) impose compound interest for the overdue interest in accordance with any loan agreement before the individual debt becomes mature, or impose interest and compound interest for the overdue principal and interest for the period from the due date to the settlement of all principal and interest in accordance with any loan agreement before the individual debt becomes mature;
(k) impose interest and compound interest for the part of the loan that is used by us for a purpose other than agreed upon by the parties for the period from the date of inappropriate use of such loan to the date of settlement of all principal and debt; and (l) take other means as appropriate.

         On November 1, 2005, BAK Battery entered into a loan agreement with Shenzhen Development Bank, Longgang Branch ("Development Bank"), under BAK Battery's Comprehensive Credit Facilities Agreement with such bank entered into on April 7, 2005 (the "Development Bank Loan Agreement"). Under this loan agreement, BAK Battery has borrowed approximately US$1.2 million for working capital purposes. This loan matures on April 30, 2006, and bears interest at an annual rate of 6.138%. Interest is payable monthly.

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

         On September 22nd and 27th, 2005, BAK Battery borrowed US$2.5 million and US$1.1 million, respectively, under two separate loan agreements with Shenzhen Longgang Branch, Agricultural Bank of China ("Agricultural Bank") under the Comprehensive Credit Facility Agreement with such bank entered into on May 20, 2005. Principal is payable March 22, 2006 and March 27, 2006, respectively. Each borrowing bears interest at an annual rate of 5.22% and interest is payable on the 20th of each month.

         On November 30, 2005, and December 5, 2005, BAK Battery also entered into two additional loan agreements with the Agricultural Bank, under the Comprehensive Credit Facility Agreement with such bank entered into on May 20, 2005. The loan agreement entered into on November 30 replaced, and BAK Battery paid in full, the outstanding balance under the loan agreement with the Agricultural Bank, dated May 31, 2005, which had an outstanding principal balance at the time of payment of approximately US$1.9 million. BAK Battery has borrowed approximately US$1.9 million under the loan agreement entered into November 30 for working capital purposes. This loan matures on May 30, 2006, and bears interest at an annual rate of 5.22%, with interest payable monthly. Under the December 5 loan agreement, BAK Battery has borrowed approximately US$1.8 million for working capital purposes. This loan matures on June 5, 2006, and bears interest at an annual rate of 5.22%, with interest payable monthly. The December 5 loan agreement replaces, and BAK Battery paid in full, the outstanding balance under the loan agreement with the Agricultural Bank, dated June 3, 2005, which had an outstanding principal balance at the time of payment of approximately US$1.8 million.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         ------------------------------------------------------------

         The following table provides information about our executive officers, directors and director nominees and their respective ages and positions as of December 31, 2005. The directors listed below will serve until our next annual or special meeting of stockholders at which directors are elected:
         NAME          AGE                     POSITION HELD
         ----          ---                     -------------

     Xiangqian Li      37    Director, Chairman of the Board, President and
                             Chief Executive Officer

     Yongbin Han       36    Chief Financial Officer, Secretary and Treasurer

     Huanyu Mao        54    Chief Operating Officer and Chief Technical Officer

         Xiangqian Li has served as our Director, Chairman of the Board, President and Chief Executive Officer since January 20, 2005. Mr. Li has been Chairman of Board of Directors and General Manager of BAK Battery since April 2001 and has also served as BAK Battery's general manager since December 2003. Previously, Mr. Li served as (i) Chairman of the Board of Directors and General Manager of Shenzhen BAK Li-ion Battery Co., Ltd. from December 2000 until March 2001; (ii) as Chairman of the Board of Directors and General Manager of Jilin Province Huaruan Technology Company Limited by Stocks ("Huaruan Technology") from March 2001 until June 2001; and (iii) as Chairman of the Board of Directors of Huaruan Technology from January 2001 until June 2003. Prior to 2001 Mr. Li was self employed. Mr. Li graduated from Lanzhou Railway Institute and holds a Bachelors degree in gas engineering. He is pursuing a Doctorate of quantity economics from Jilin University.

         Yongbin Han has served as our Chief Financial Officer and Secretary since January 20, 2005. Mr. Han is a Chinese certified public accountant and certified tax agent. Mr. Han has been Deputy General Manager of BAK Battery since April 2003. In that capacity he oversees the finance and accounting department. Previously, Mr. Han served as (i) Deputy General Manager of Huaruan Technology from January 2002 until April 2003 and (ii) Department Manager of Zhonghongxin Jianyuan Accounting Firm from July 1995 until July 2001. Mr. Han graduated from Changchun Tax Institute with a Bachelors degree in accounting.

         Huanyu Mao has served as our Chief Technical Officer since January 20, 2005. Dr. Mao has been Chief Scientist of BAK Battery since September 2004. From 1997 until September 2004 Dr. Mao served as Chief Engineer of Tianjin Lishen Company. Dr. Mao received a Doctorate degree in electrochemistry in conducting polymers from Memorial University of Newfoundland, Canada.

         Board Composition and Committees

         The board of directors is currently composed of one member, Xiangqian Li. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. We intend to expand our board to include three "independent" directors in the near future. Upon the addition of independent directors to our board of directors, we will purchase officers and directors liability insurance for those directors, as well as Mr. Li.

         We currently do not have standing audit, nominating or compensation committees. We intend, however, to establish an audit committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and evaluating and administering our system of internal controls over financial reporting. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options), including compensation of executive officers.

         Director Compensation

         At present we do not pay our directors a fee for attending scheduled and special meetings of our board of directors. We intend to reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings. As noted above, we intend to expand our board to include "independent" directors. It is anticipated that the appointment of independent members of our board will require us to pay fees comparable to those paid by other public companies in our peer group.

         Indebtedness of Directors and Executive Officers

         None of our directors or officers or their respective associates or affiliates is indebted to us.


         Involvement in Certain Legal Proceedings

         In the normal course of business,  various  claims are made against us.
At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on our consolidated financial position or results of operations.

         Family Relationships

         There are no family relationships among our directors or officers.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section  16(a) of the  Securities  Exchange Act of 1934 (the  "Exchange
Act") requires our directors, executive officers and holders of more than 10% of our Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities.
Officers, directors and greater than 10% stockholders are required by the Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied during the fiscal year ended
September  30, 2005,  with the  exception of a Form 4 filed on behalf of Yongbin
Han and a Form 4 filed on behalf of Dr. Huanyu Mao.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         The  following   Summary   Compensation   Table  sets  forth  all  cash
compensation  paid to our chief executive  officer for services  rendered in all capacities to us during the noted periods.  No executive officers received total annual salary and bonus compensation in excess of $100,000.

                           Summary Compensation Table


   Name and                                       Restricted   Securities
   Principal                                        Stock      Underlying     All Other
   Position             Year    Salary    Bonus     Awards       Options    Compensation
   ---------            ----    ------    -----   ----------   ----------   ------------
Xiangqian Li,            2005   $8,736      -0-       N/A           N/A      $45,730(1)
Chairmanof the Board,    2004   $8,709      -0-       N/A           N/A          N/A
President, and Chief     2003   $8,699      -0-       N/A           N/A          N/A
Executive Officer

(1) Includes $45,730 for use of a company owned vehicle.


         Mr. Timothy P. Halter served as our Chief Executive Officer without compensation for nineteen days at the beginning of fiscal 2005, from January 1, 2005 to January 19, 2005.

Stock Option Plan

         In May 2005, our board of directors adopted the China BAK Battery, Inc. 2005 stock option plan. We plan to submit the plan to a stockholder vote within 12 months of its adoption. The plan will be void if it is not approved by our stockholders.

         Our 2005 stock option plan provides for the grant of "nonqualified" stock options. These nonqualified stock options may be granted to our employees, non-employee directors and advisors and those of any of our subsidiaries or affiliates. However, advisors are only eligible to receive awards if they render bona fide services for us or any of our subsidiaries or affiliates. The exercise price of options granted pursuant to the plan must be at least equal to the fair market value of our common stock on the date of the grant. The plan authorizes the issuance of up to 4,000,000 shares of our common stock. We granted options to purchase 2,000,000 shares to approximately 55 individuals at fair market value on May 16, 2005, including options to purchase 200,000 shares granted to each of Yongbin Han, our Chief Financial Officer, Secretary and Treasurer, and Huanyu Mao, our Chief Operating Officer and Chief Technical Officer. We have 2,000,000 shares of our common stock remaining available for issuance under this plan.


         The plan will generally terminate on May 16, 2055. Generally, stock options granted under this plan may not be transferred in any manner other than by will or by the laws of descent and distribution and may be exercised during the lifetime of the optionee only by the optionee. However, exceptions can be made to this restriction. Options granted under our 2005 stock option plan expire immediately upon the termination of the optionee's service to us or to a subsidiary or affiliate of ours for misconduct, thirty-one days following termination if the termination is for reasons other than death, disability or cause, or 12 months following termination if the termination is due to death or disability. Upon a change in control, all outstanding stock options under our 2005 stock option plan either may be assumed or substituted for by the successor entity. If the successor entity determines not to assume or substitute for these stock options, the vesting provisions of such stock options will be accelerated, and the stock options will terminate upon the change of control if not previously exercised.

Employment, Change of Control and Severance Arrangements

BAK Battery has an employment agreement with Mr. Li for a term extending until August 3, 2006. The Company pays Mr. Li a salary in accordance with the Company's principle's; his annual salary for fiscal year 2005 was US$8,736. This employment agreement also provides that we will pay social insurance benefits for Mr. Li, which we also provide to our other management employees. We or Mr.
Li may terminate this employment agreement upon thirty days prior written notice.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth, as of November 30, 2005, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of CBBI, (ii) each person known to CBBI to be the beneficial owner of five percent or more of the outstanding shares of common stock of CBBI, and (iii) all directors and officers of CBBI as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

                                          Amount and Nature of Beneficial Ownership(1)
                                          --------------------------------------------


                                                Number                Percent of
Name of Beneficial Owner                     of Shares(2)           Voting Stock(3)
------------------------                     ------------           ---------------
Xiangqian Li                                 21,233,437(4)               43.4%
BAK Industrial park, No. 1 BAK Street
Kuichong Town
Longgang District, Shenzhen
People's Republic of China

The Pinnacle Fund, L.P.                       2,612,751                   5.3%
4965 Preston Park Blvd., Suite 240
Plano, TX 75093

Huanyu Mao                                      249,805                   *
BAK Industrial park, No. 1 BAK Street
Kuichong Town
Longgang District, Shenzhen
People's Republic of China

Yongbin Han                                     312,256                   *
BAK Industrial park, No. 1 BAK Street
Kuichong Town
Longgang District, Shenzhen
People's Republic of China

Directors and executive officers
as a group (3 persons)                       21,795,498                  44.6%

--------------------
*Denotes less than 1% of the outstanding shares of common stock.


(1) On November 30, 2005, there were 48,878,396 shares of common stock outstanding and no issued and outstanding preferred stock. Each person named above has the sole investment and voting power with respect to all shares of common stock shown as beneficially owned by the person, except as otherwise indicated below.

(2) Under applicable SEC rules, a person is deemed to be the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3) In determining  the percent of voting stock owned by a person on On November
30, 2005, (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 48,878,396 shares in the aggregate of common stock outstanding on On November
30, 2005, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4) Mr.  Li is a party to an  Escrow  Agreement  pursuant  to which he agreed to place  2,179,550  shares of his common  stock into escrow for the benefit of the selling  stockholders  in the  event  we fail to  satisfy  certain  "performance thresholds",  as defined in the Escrow  Agreement,  which  Escrow  Agreement  is incorporated by reference as a material exhibit to the registration statement of which this  prospectus is a part and is on file with the SEC.  CBBI's net income for  the  fiscal  year  ended  September  30,  2005  exceeded  the  "performance threshold"  for such  period;  accordingly,  1,089,775  of the shares  placed in escrow by Mr. Li will be released to Mr. Li. Mr. Li is also a party to a Lock-up
Agreement  pursuant  to which he has  agreed,  except for  distributions  of his shares of common stock required under the Escrow Agreement,  not to transfer his common stock for a period commencing January 20, 2005 and ending 12 months after the date our common stock is listed on either the Nasdaq Stock Market or another
national  stock  exchange  or  quotation   medium.   The  Lock-up  Agreement  is
incorporated by reference as a material exhibit to the registration statement of which this  prospectus  is a part and is on file with the SEC.  Mr. Li is also a party to a Pledge Agreement pursuant to which he has agreed to pledge 19,053,887 shares of his common stock to Shenzhen  Development  Bank  (Longgang  Branch) as security for a comprehensive credit facility of the Company.

(5) Barry Kitt has sole voting and investment control over the securities held by The Pinnacle Fund, L.P.

Equity Compensation Plan Information

         The  following   table  provides   information   about  the  securities
authorized for issuance under our equity  compensation plans. In accordance with the rules of the  Commission,  the  information  in the table is presented as of
September 30, 2005, the end of our most recently completed fiscal year.

                                                                                      Number of securities
                                                                                   remaining available for
                        Number of securities                                    future issuance under equity
                       be issued upon exercise    Weighted-average exercise           compensation plans
                       of outstanding options,   price of outstanding options       (excluding securities
Plan category            warrants and rights         warrants and rights           reflected in column (a))
-------------          -----------------------   ----------------------------   -----------------------------
                                (a)                         (b)                             (c)
Equity compensation
   plans approved by
   security holders               --                         --                              --
Equity compensation
   plans not approved
   by security holders       2,000,000                      6.25                         2,000,000
Total                        2,000,000                      6.25                         2,000,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         BAK Battery has several  outstanding  short term bank notes  payable to
(i) Agricultural Bank of China (Longgang Branch), (ii) Shenzhen Commercial Bank (Shuibei Branch), (iii) Shenzhen Development Bank (Longgang Branch) and (iv) China Minsheng Bank (Binhai/Shenzhen Branches) respectively, the proceeds of which were used primarily to fund the operations of our manufacturing facility located at the BAK Industrial Park and for general working capital requirements. At September 30, 2005, we had aggregate amounts due and payable under these debt arrangements of $69.12 million. The debt arrangements bear interest at rates ranging from 5.022% to 6.138% and have maturity dates ranging from six to twelve months. This indebtedness is generally guaranteed by BAK International, by Xiangqian Li, our director, Chairman of the Board, President and Chief Executive Officer, and by Jilin Provincial Huaruan Technology Company Limited by Shares, a PRC company ("Huaruan Technology"). Mr. Li has also pledged 19,053,887 of his 21,233,437 shares of our common stock to secure certain of our indebtedness. Mr. Li is the controlling shareholder and an executive officer of Huaruan Technology. The indebtedness to Shenzhen Commercial Bank is guaranteed by Mr. Li and by an unaffiliated third party guarantor. None of Mr. Li, Huaruan Technology or the third party guarantor received or is entitled to receive any consideration for the above referenced guarantees, and we are not independently obligated to indemnify any of those guarantors for any amounts paid by them pursuant to any guarantee.

         On October 18, 2003, we acquired intangible assets, including a patent and other patent rights, from Huaruan Technology, an entity controlled by Xiangqian Li, our President and Chief Executive Officer. The total consideration paid to Huaruan Technology was $3.86 million. The consideration paid to Huaruan Technology was recorded at fair market value.

         On September 30, 2004, BAK Battery entered into a Financial Advisory Agreement with HFG International, Ltd., a Hong Kong corporation, pursuant to which HFG International agreed to provide BAK Battery with consulting help in implementing an organizational structure that would facilitate accessing the capital markets of the United States. In consideration for these services, HFG International was paid a fee of $400,000 in conjunction with the consummation of BAK Battery's private placement on January 20, 2005. Timothy P. Halter, our former Chief Executive Officer, is the principal shareholder and an executive officer of HFG International. We believe the agreement was on terms at least as favorable to BAK Battery as those that could have been negotiated with an unaffiliated party providing similar services.

         On June 10, 2004, we issued 99,858 shares of our $ 0.001 par value common stock to Harry Miller, our former President and Chief Executive Officer, in full settlement of a debt in the amount of $49,929 that we owed to Mr. Miller. The price of the transaction was $0.50 per share. The last reported sale price for shares of our common stock prior to that issuance was $0.50 per share.

ITEM 13. EXHIBITS
         ---------

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

         1.       Financial  Statements:  The financial statements filed as part
                  of  this  report  are  listed  in  the  "Index  to   Financial
                  Statements" on Page F-1 hereof.

         2.       Exhibits required to be filed by Item 601 of Regulation S-B:

         3.1      Articles of Incorporation of the Registrant (6)
         3.2      Articles of Amendment (6)
         3.3      Amended and Restated Bylaws (6)
         3.4      Bylaws (1)
         10.1     Securities   and   Exchange   Agreement   by  and   among  BAK
                  International,  Ltd., Medina Coffee, Inc. and the stockholders of BAK International, Ltd. dated as of January 20, 2005. (1)
         10.2     Escrow Agreement by and among Medina Coffee, Inc., the selling
                  stockholders,    Xiangqian   Li,   and   Securities   Transfer
                  Corporation dated as of January 20, 2005. (2)
         10.3     Lock-up  Agreement  by and between  Medina  Coffee,  Inc.  and
                  Xiangqian Li dated as of January 20, 2005. (6)
         10.4*    Form of Subscription Agreement.
         10.5     Intentionally omitted.

         10.6     Intentionally omitted.
         10.7     Intentionally omitted.
         10.8     Intentionally omitted.
         10.9     Intentionally omitted.
         10.10 Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005. (2)
         10.11 Summary of Guaranty Contract of Maximum Amount by and between BAK International, Ltd. and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005. (2)
         10.12 Guaranty Contract of Maximum Amount by and between Xiangqian Li and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005. (2)
         10.13 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 21, 2005. (2)
         10.14 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 24, 2005. (2)
         10.15 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 25, 2005. (2)
         10.16 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated November 30, 2005. (3)
         10.17 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated December 5, 2005. (3)
         10.18 Summary of Comprehensive Credit Facility Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 7, 2005. (2)
         10.19 Guaranty Contract of Maximum Amount Pledge by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank dated April 28, 2005. (2)
         10.20 Summary of Guaranty Contract of Maximum Amount Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 28, 2005. (2)
         10.21 Summary of Guaranty Contract of Maximum Amount Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 11, 2005. (2)
         10.22 Maximum Amount Guarantee Contract of Maximum Amount Pledge by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank dated April 28, 2005. (2)
         10.23 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 28, 2005. (2)
         10.24 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 18, 2005. (2)
         10.25 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 27, 2005. (2)
         10.26 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated June 3, 2005. (2)
         10.27 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 18, 2005. (2)
         10.28 Summary of Guaranty Contract of Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 15, 2005. (2)
         10.29 Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Minsheng Bank dated March 17, 2005. (2)
         10.30 Guaranty Contract of Maximum Amount between Jilin Provincial Huaruan Technology Company Limited by Shares and Shenzhen Branch, China Minsheng Bank dated March 5, 2005. (2)

         10.31 Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Minsheng Bank dated March 7, 2005. (2)

         10.32 Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank dated April 22, 2005. (2)
         10.33 Individual Guaranty Contract of Maximum Amount between Xiangqian Li and Shuibei Branch, Shenzhen Commercial Bank dated April 20, 2005. (3)
         10.34 Summary of Guaranty Contract of Maximum Amount between Shenzhen Tongli Hi-tech Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank dated April 21, 2005. (2)
         10.35 Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Agricultural Bank dated July 29, 2005. (2)
         10.36    Summary of Loan  Agreement  between  Shenzhen BAK Battery Co.,
                  Ltd. and Agricultural Bank dated July 29, 2005. (2)
         10.37    Guaranty  Contract  by  Xiangqian  Li  in  favor  of  Shenzhen
                  Longgang Branch, Agricultural Bank of China dated July 29, 2005. (2)
         10.38    Intentionally omitted.
         10.39 Summary of Guaranty Contract of Maximum Amount by Shenzhen BAK Battery Co., Ltd. and Shenzhen Development Bank dated August 30, 2005. (2)
         10.40 Summary of Guaranty Contract of Maximum Amount by Shenzhen BAK Battery Co., Ltd. and Shenzhen Commercial Bank dated March 17, 2005. (2)
         10.41    China BAK Battery, Inc. Stock Option Plan (2)
         10.42 Form of Nonqualified Stock Option Agreement under the China BAK Battery, Inc. Stock Option Plan (2)
         10.43 Form of Securities Purchase Agreement dated September 14, 2005 by and among China BAK Battery, Inc. and the investors signatory thereto. (4)
         10.44 Form of Registration Rights Agreement dated September 16, 2005 by and among China BAK Battery, Inc. and the investors signatory thereto. (4)
         10.45 Summary of Comprehensive Credit Facility Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Construction Bank dated August 24, 2005. (3)
         10.46 Irrevocable Letter of Guaranty made by Xiangqian Li in favor of Shenzhen Branch, China Construction Bank dated August 19, 2005. (3)
         10.47 Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Agricultural Bank of China dated September 22, 2005. (3)
         10.48 Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Agricultural Bank of China dated September 27, 2005. (3)
         10.49 Guaranty Contract of Maximum Amount made by Shenzhen BAK Battery Co., Ltd. in favor of Longhua Branch, Shenzhen Development Bank dated September 16, 2005. (3)
         10.50    Roth Capital  Partners,  LLC Warrant dated September 16, 2005.
                  (5)
         10.51    Global  Hunter  Securities,  LLC Warrant  dated  September 16,
                  2005. (5)
         10.52 Indemnification Agreement of Heritage Management Consultants, Inc. (5)
         10.53 Employment Agreement between Shenzhen BAK Battery Co., Ltd. and Xiangqian Li dated August 3, 2001.(7)
         10.54 Employment Agreement between Shenzhen BAK Battery Co., Ltd. and Yongbin Han dated April 18, 2003.(7)
         10.55 Employment Agreement between Shenzhen BAK Battery Co., Ltd. and Huanyu Mao dated September 1, 2004. (7)
         21.1     Subsidiaries of the Registrant. (7)
         23.1     Consent of Independent Registered Public Accounting Firm. (7)
         31.1     Chief Executive Officer  Certification  furnished  pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002. (7)
         31.2     Chief Financial Officer  Certification  furnished  pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002. (7)
         32.1     Chief Executive Officer  Certification  furnished  pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002. (7)
         32.2     Chief Financial Officer  Certification  furnished  pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002. (7)
-------------
(1) Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on January 21, 2005.

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

(5) Previously filed as an exhibit to our Annual Report on Form 10-KSB filed with the Commission on December 30, 2005.

(6) Previously filed as an exhibit to our Registration Statement on Form SB-1 (*File Number 333-41124) filed with the Commission on July 10, 2000.

(7) Filed herewith.

* Confidential treatment has been requested with respect to certain provisions of this agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

Independent Auditors' Fees

         The following table summarizes the fees of Schwartz Levitsky Feldman L.L.P., our independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:



Fee Category                                               2005          2004
--------------------------------------------------------------------------------

Audit Fees(1)                                          $   161,000   $   190,000
Audit-Related Fees(2)                                  $    97,000   $      --
Tax Fees(3)                                            $      --     $      --
All Other Fees                                         $      --     $      --
                                                       -----------   -----------

   Total Fees                                          $   258,000   $   190,000
                                                       ===========   ===========

--------------------
(1) Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under "Audit Fees". These services relate to employee benefit audits, internal control reviews, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

         None of the audit-related fees billed in 2005 or 2004 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

(3) Tax fees consist solely of fees for tax compliance, which relate to preparation of original and amended tax returns and claims for refunds.

         None of the tax fees billed in 2005 or 2004 were provided under the de minimis exception to the audit committee pre-approval requirements.

Pre Approval Policies and Procedures

We do not have an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act, the Company and has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Dated: January 27, 2006


                             CHINA BAK BATTERY, INC.



                             By: Xiangqian Li
                                ------------------------------------------------
                                Xiangqian Li
                                Chairman, President, Chief Executive Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name                    Office                                  Date

 /s/ Xiangqian Li       Chairman, President, Chief Executive    January 27, 2006
-------------------     Officer and Director
Xiangqian Li            (Principal Executive Officer)




 /s/ Yongbin Han        Chief Financial Officer, Secretary,     January 27, 2006
-------------------     and Treasurer (Principal
Yongbin Han             Financial and Accounting Officer)

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

Notes to Consolidated Financial Statements                            F-6 - F-31

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

The comparative figures for the year ended September 30, 2004 have been restated as more fully described in notes 7 and 21 to the consolidated financial statements.


                                               /s/ Schwartz Levitsky Feldman llp

                                               Chartered Accountants

Toronto, Ontario, Canada
December 28, 2005, except for notes 20 a), b), c) and 21 as to which the date is January 12, 2006 and note
  20 d) as to which the date is January 30, 2006


                             CHINA BAK BATTERY, INC.
                           Consolidated Balance Sheets
                        As of September 30, 2005 and 2004
           (Amounts expressed in US Dollars, except number of shares)


                                                                    September 30,    September 30,
                                                                         2005             2004
                                                                          $                $
                                                                                       Restated
                                     Assets
                                     ------
Current Assets
   Cash                                                                33,055,784        3,212,176
   Cash - Restricted                                                   19,392,280        7,120,069
   Accounts Receivable, Net                                            43,379,754       20,999,561
   Inventories                                                         21,696,226       29,535,985
   Prepaid Expenses                                                     1,448,119        1,330,645
   Notes Receivable                                                       484,028           18,122
   Accounts Receivable - Related Party                                    271,873          911,093
                                                                    -------------    -------------
        Total Current Assets                                          119,728,064       63,127,651
                                                                    -------------    -------------

Long-Term Assets
   Property, Plant  and Equipment                                      52,160,610       19,875,583
   Construction in Progress                                            17,804,181       23,656,190
   Land Use Rights                                                      3,246,791        4,029,038
   Less Accumulated Depreciation                                       (5,873,954)      (2,370,774)
                                                                    -------------    -------------
      Long-Term Assets, Net                                            67,337,628       45,190,037
                                                                    -------------    -------------

Other Assets
   Other Assets                                                           566,703          225,972
   Intangible Assets, Net                                                  53,379           58,362
                                                                    -------------    -------------
        Total Other Assets                                                620,082          284,334
                                                                    -------------    -------------
   Total Assets                                                       187,685,774      108,602,022
                                                                    =============    =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
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

CONTINGENCIES AND COMMITMENTS (NOTE 14)

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

                                                            $             $
                                                                       Restated

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

                                                                            Accumulated
                                                                                Other
                                                              Additional   Comprehensive
                                Number of        Common        Paid In         Income                     Retained     Stockholders'
                                 Shares          Stock         Capital         (Loss)        Reserves     Earnings        Equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                     $            $              $              $             $              $
                                Restated         Restated     Restated
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


                             CHINA BAK BATTERY, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)

                                                                   2005            2004
                                                                    $                $
                                                                                  Restated
Cash Flows from (used for) Operating Activities
Net Income                                                       12,374,377       6,746,307
Adjustments to Reconcile Net Income to Net Cash
   from Operating Activities:
  Bad Debt Expense                                                  769,807         326,990
  Depreciation and Amortization                                   3,511,079       1,732,707
  Changes in Assets and Liabilities:
     Accounts Receivable                                        (22,380,193)    (14,543,660)
     Inventories                                                  7,309,304     (21,542,204)
     Prepaid Expenses                                              (117,474)       (605,800)
     Notes Receivable                                              (465,906)        (18,122)
     Account Receivable - Related Party                             639,220            --
     Other Assets                                                  (340,731)           --
     Accounts Payable                                            (5,733,526)     18,405,499
     Land Use Rights Payable                                         (5,949)           --
     Construction Costs Payable                                  (1,105,963)      6,347,846
     Customer Deposits                                              285,675        (286,001)
     Accrued Expenses                                            (2,051,063)      3,464,904
     Other Liabilities                                              531,283          60,408
                                                               ------------    ------------
       Net Cash Flows from (used for) Operating Activities       (6,780,060)         88,874
                                                               ------------    ------------

Cash Flows from (used for) Investing Activities
  Acquisition of Property, Plant and Equipment                  (32,285,027)    (14,906,846)
  Construction in Progress                                        5,852,009     (23,379,077)
   Intangible Assets                                                 (1,584)        (47,285)
                                                               ------------    ------------
       Net Cash Flows used for Investing Activities             (26,434,602)    (38,333,208)
                                                               ------------    ------------

Cash Flows from (used for) Financing Activities
  Proceeds from Borrowings                                      120,005,439      57,740,719
  Repayment of Borrowings                                      (100,771,939)    (17,429,652)
  Cash Pledged To Bank                                          (12,272,211)     (6,299,377)
  Loans to Related Parties                                             --          (235,840)
  Deemed Distribution to Shareholder - Intangible Assets               --        (3,866,088)
  Proceeds from Issuance of Capital Stock                        55,976,464      10,875,918
  Contribution of Cash from Stockholders Acquiring Shares of
     BAK International Limited                                   11,500,000            --
  Distribution of Cash to Stockholders in Connection with
      Acquisition of Shares of China BAK Battery, Inc.          (11,500,000)           --
                                                               ------------    ------------
        Net Cash Flows from Financing Activities                 62,937,753      40,785,680
                                                               ------------    ------------

Effect of Exchange Rate Changes on Cash                             120,517             (95)

Net Increase in Cash                                             29,843,608       2,541,251

Cash - Beginning of Period                                        3,212,176         670,925
                                                               ------------    ------------

Cash - End of Period                                             33,055,784       3,212,176
                                                               ============    ============

Supplemental Cash Flow Disclosures:
  Interest Paid                                                   1,932,257       1,007,287
                                                               ============    ============
  Income Taxes Paid                                                 487,808            --
                                                               ============    ============
  Recapitalization                                                    1,152            --
                                                               ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


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

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


1.   PRINCIPAL ACTIVITIES AND ORGANIZATION (cont'd)

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

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


1.   PRINCIPAL ACTIVITIES AND ORGANIZATION (cont'd)

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


2.   RECAPITALIZATION TRANSACTION

     On January 20, 2005, the Company completed a stock exchange transaction with the stockholders of BAK International. The exchange was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement by and among China BAK, BAK International and the stockholders of BAK International. Pursuant to the Securities Exchange Agreement, the Company issued 39,826,075 shares of common stock, par value $0.001 per share, to the stockholders of BAK International (31,225,642 shares to original stockholders of China BAK and 8,600,433 shares to new investors),

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


2.   RECAPITALIZATION TRANSACTION (cont'd)

     representing approximately 97.2% of the China BAK post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International. The Company presently carries on the business of BAK , a Chinese corporation and BAK International's wholly-owned subsidiary.

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

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)

4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)

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

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)

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

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)



4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)


     I.   Government Subsidies (cont'd)

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

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)



4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)

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

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)

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

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)



4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)

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


     W.   Classification of Operating Costs and Expenses

          The Company records its operating costs and expenses generally with the following classifications:

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)



4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)

     W.   Classification of Operating Costs and Expenses (cont'd)

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

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No.29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements or results of operations

          In December 2004, the FASB issued SFAS No.123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


4.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (cont'd)

     X.   Recently Issued Accounting Standards (cont'd)

          grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended March 31, 2006. The Company expects the impact on its consolidated financial statements to be consistent with the fair value disclosures included in Note 19 to the consolidated financial statements.

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
                                                        ==========   ==========

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


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
                                                         ==========   ==========

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


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

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)



8.   OTHER ASSETS

     The Company's other assets at September 30, 2005 and 2004 are summarized as follows:

                                                           2005         2004
                                                             $            $

     Other receivables                                     160,626      283,937
     Long term prepayment                                  437,683         --
     Less:  allowance for doubtful accounts                (31,606)     (57,965)
                                                        ----------   ----------

     Other assets                                          566,703      225,972
                                                        ==========   ==========



     Other receivables reserve activity for the years ended September 30, 2005 and 2004 is summarized as follows:

                                                           2005         2004
                                                             $            $

     Balance, beginning of year                            57,965        33,355
     Bad debts expense (reversal)                         (35,672)       24,610
     Foreign exchange rate                                  9,313          --
                                                       ----------    ----------

     Balance, end of year                                 (31,606)      (57,965)
                                                       ==========    ==========




9.   INTANGIBLE ASSETS

     The Company's intangible assets at September 30, 2005 and 2004 are summarized as follows:

                                                           2005         2004
                                                             $            $

     Trademarks, technology and software                    65,919       63,904
     Less:  accumulated amortization                       (12,540)      (5,542)
                                                        ----------   ----------

     Intangible assets, net                                 53,379       58,362
                                                        ==========   ==========


     Amortization expense for the years ended September 30, 2005 and 2004 was $7,899 and $5,549, respectively.

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


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

     The Company is required to pledge cash, inventories and equipment in order to secure these short-term bank loans and notes payable, summarized as follows at September 30, 2005:

     Cash-restricted                                                $19,392,280
     Inventories                                                      7,661,888
     Equipment                                                        9,819,574
                                                                    -----------

     Total assets pledged                                           $36,873,742
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

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)



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

     The fee was paid from the proceeds of the equity capital raised by HFG on behalf of the Company. In January 2005, the Company raised $17,000,000 from qualified investors in a private placement offering. In addition, in September 2005, the Company raised $43,449,247 from qualified investors in

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)



13.  RELATED PARTY TRANSACTIONS (cont'd)

     a private placement offering. The fee to HFG was offset against the proceeds from the offerings as a cost of raising capital in 2005. The principal stockholder in HFG was also the former Chief Executive Officer of Medina Coffee, Inc. The fee charged to the Company for the services of HFG was on essentially the same terms as those charged by HFG for financial consulting services performed for HFG's other clients.


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

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


14.  CONTINGENCIES AND COMMITMENTS (cont'd)

     A    Contingent liabilities (cont'd)

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


          3.   Social Insurance of BAK's Employees

               As described in Note 4 (O), BAK is required to cover employees with various types of social insurance. Although all insurances have been purchased for management employees, BAK has not fully covered other employees. Owing to the transient nature of most of

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


14.  CONTINGENCIES AND COMMITMENTS

     A    Contingent liabilities (cont'd)

               its non-management employees and on the basis of historical experience, management believes that BAK does not need to provide all employees with the required insurance.

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


                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


15.  CAPITAL CONTRIBUTIONS (cont'd)

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

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


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


                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


19.  STOCK-BASED COMPENSATION (cont'd)


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
                                                           ===========    ===========





                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)



19.  STOCK-BASED COMPENSATION (cont'd)

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


20.  SUBSEQUENT EVENTS

     A. During November and December 2005, the Company refinanced two of its credit facilities totaling $3.8 million, and entered into two new credit facilities totaling $3.7 million with existing lenders. The four new facilities provide for monthly interest payments at fixed annual interest rates from 5.2% to 6.1%, with principal repayments at maturities during the second calendar quarter of 2006. There were no changes in assets pledged or payment guarantees from September 30, 2005 as a result of these new facilities. On January 11, 2006, the Company repaid in full one of its loans with a principal balance of $6.2 million at September 30, 2005.

     B. Included in capital commitments at September 30, 2005 (Note 14 (B)(1) is $1,183,000 of equipment that has been purchased by a customer on behalf of the Company. The Company will hold title to the equipment and will reimburse the customer by offsetting the purchase price against future product sales. The Company received equipment totaling $778,750 in November 2005 and an additional $298,000 of equipment in December 2005. The Company expects to receive the remaining $106,250 of equipment in 2006.


     C. On January 11, 2006, the Company guaranteed an additional $617,894 to a bank for Shenzhen Tongli, a non-related party, increasing the Company's maximum exposure for guarantees to $5.9 million on that date.


     D. On January 10, 2006, BAK International completed the formation of a new wholly owned subsidiary, BAK Electronics (Shenzhen) Co., Ltd., focused on the research, development, manufacture and distribution of rechargeable lithium polymer batteries.


                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


21.  RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS

     A. Based on comments from the Securities and Exchange Commission, the Company amended the consolidated statement of cash flows for the year ended September 30, 2004, as summarized below:

                                                                   2004
                                                                   ----
                                                                       As previously
                                                        As restated      reported
                                                           (USD$)         (USD$)
                                                        -----------    ------------
          Net cash provided from operating activities        88,874         209,689
          Net cash provided from investing activities   (38,333,208)    (38,333,200)
          Net cash provided from financing activities    40,785,680      40,664,762
          Effects of exchange rates changes on cash
                   and cash equivalents                         (95)           --

          The restatement had no effect on net income or net income per share.

     B. Based on additional comments from the Securities and Exchange Commission, the Company amended the consolidated balance sheet as of September 30, 2004 and the consolidated statement of changes in stockholders' equity for the year ended September 30, 2004. The restatement was made to retroactively reflect that 1,152,458 shares of common stock of Medina Coffee, Inc. were outstanding immediately prior to the share exchange and the resulting recapitalization. (See Note
          2). The effect of the restatement was to decrease common stock outstanding as of the earliest date presented with a corresponding increase to additional paid in capital. The restatement had no effect on net income, net income per share or total stockholders' equity in the accompanying consolidated financial statements. The following table presents the effects of this amendment to the consolidated financial statements:

                                                      As of September 30, 2004
                                                   -----------------------------
                                                                   As previously
                                                    As restated      reported
                                                       (USD$)          (USD$)
                                                   -------------   -------------
          Common Stock                                    31,226          32,378
          Additional Paid in Capital                  12,052,845      12,051,693
          Retained Earnings                            5,437,854       5,437,854


                                                      As of September 30, 2003
                                                   -----------------------------
                                                                   As previously
                                                    As restated      reported
                                                       (USD$)          (USD$)
                                                   -------------   -------------
          Common Stock                                    31,226          32,378
          Additional Paid in Capital                   1,176,927       1,175,298
          Retained Earnings                            3,630,298       3,630,298

                             China BAK Battery, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                        (Amounts expressed in US Dollars)


21.  RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)


     C. Based on further comments from the Securities and Exchange Commission, the Company amended the consolidated statement of operations for the year ended September 30, 2004. The restatement was made to reclassify depreciation and amortization expense from a separate item in operating expenses into cost of goods sold, selling expenses and general and administrative expenses. The effect of the restatement was to decrease gross profit. The restatement had no effect on operating income, net income or net income per share. The following table presents the effects of this amendment to the consolidated statement of operations:

                                                        For the Year Ended
                                                        September 30, 2004
                                                   -----------------------------
                                                                   As previously
                                                    As restated      reported
                                                       (USD$)          (USD$)
                                                   -------------   -------------
          Gross Profit                                13,824,384      15,460,355