Form 10KSB/A
period 2005-09-30
CHINA BAK BATTERY INC
filed 2006-02-02
CIK 1117171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-KSB for the year ended September 30, 2005 of China BAK Battery, Inc. (the "Annual Report") is filed solely for the purpose of (i) correcting the reference in Part II, Item 5 to the "NASD's Over the Counter Market" to the "Over the Counter Market," (ii) adding in Part III, Item 9, certain information relating to four individuals who have been chosen to become directors, but whose election has not yet become effective and (iii) adding to Item III, Part 10, certain conforming information. The filing of this Amendment No. 2 to the Annual Report is not a representation by the Company that any statements contained in items of the Annual Report other than that information being amended are true or complete as of any date subsequent to the date of the Annual Report.

                             CHINA BAK BATTERY, INC.

                                     PART II

ITEM 5.  MARKET FOR COMMON  EQUITY AND  RELATED  STOCKHOLDER  MATTERS  AND SMALL
         -----------------------------------------------------------------------
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
         ----------------------------------------------

Common Stock and Dividend Policy

     There is no established public trading market for our common stock, and our common stock is not listed for trading on any securities exchange or the NASDAQ. However, over-the-counter trades in our common stock are quoted on the Over-the-Counter Bulletin Board under the symbol "CBBT.OB." On November 30, 2005, the last reported sales price for our common stock was $7.50 per share.

     The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the Over-the-Counter Bulletin Board, as adjusted for all previously effected stock splits. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                                                               Common Stock
                                                            -------------------
          By Quarter Ended                                     High      Low
          ----------------                                  --------- ---------
          Fiscal 2003
          -------------------------------------------------
          March 31, 2003................................       $.39      $.37
          June 30, 2003.................................       $.60      $.60
          September 30, 2003............................      $1.01     $1.01
          December 31, 2003.............................      $1.01     $1.01
          Fiscal 2004
          -------------------------------------------------
          March 31, 2004................................      $1.01     $1.01
          June 30, 2004.................................      $1.01     $1.01
          September 30, 2004............................      $1.45     $1.02
          December 31, 2004.............................      $3.50     $1.25
          Fiscal 2005
          -------------------------------------------------
          March 31, 2005................................      $7.30     $2.80
          June 30, 2005.................................      $8.50     $5.00
          September 30, 2005............................      $7.75     $6.54
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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         ------------------------------------------------------------

     The following table provides information about our executive officers, directors and director nominees and their respective ages and positions as of December 31, 2005. The Company's sole director, Mr. Xiangqian Li, will serve as a director until whichever of the following first occurs: his successor is elected and qualified, his resignation, his removal from office by a vote of the stockholders or his death:

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

     By the written consent of holders of a majority of the shares of common stock of the Company, Dr. Huanyu Mao, Mr. Richard Goodner, Mr. Joseph R. Mannes and Mr. Donald A. Preston have been chosen to become directors of the Company, although their elections will not be effective until the end of the twentieth calendar day after an Information Statement under Section 14(c) of the Securities Exchange Act of 1934, as amended, which includes information relating to the choice of those individuals to become directors, is sent to the stockholders of the Company. An Information Statement has not been sent to stockholders of the Company and accordingly, Dr. Mao and Messrs. Goodner, Mannes and Preston are not yet directors of the Company.

     Richard B. Goodner, 60, currently serves as Vice President - Legal Affairs and General Counsel for U.S. Home Systems, Inc., a Nasdaq National Market System publicly traded company and has held that position since June 2003. Prior to working with U.S. Home Systems, Inc., Mr. Goodner was a partner in the law firm of Jackson Walker L.L.P. from 1997 to 2003. Mr. Goodner holds a Bachelor of Arts degree in Economics from Eastern New Mexico University and a law degree from Southern Methodist University.

     Joseph R. Mannes, 47, currently serves as the Managing Director - Corporate Finance of SAMCO Capital Markets, a division of Penson Financial Services, Inc. and has held this position since 2001. Prior to working with SAMCO Capital Markets, Mr. Mannes served as Vice President, Chief Financial Officer and Secretary of Clearwire Technologies, Inc. from 1998 to 2001. Mr. Mannes holds a Bachelor of Arts degree. in Philosophy and French from Dartmouth College and an M.B.A. in Finance and Accounting from the Wharton School Graduate Division of the University of Pennsylvania.

     Donald A. Preston, 55, currently serves as Managing Director for Lincoln Financial Advisors, a subsidiary of the Lincoln Financial Group. Mr. Preston has served in this and other management capacities with Lincoln Financial Advisors over the last 20 years. Mr. Preston holds a Bachelor of Business Administration degree in General Business from St. John Fisher College and Chartered Life Underwriter and Chartered Financial Consultant degrees in Financial Planning from American College.

     Board Composition and Committees

     The board of directors is currently composed of one member, Xiangqian Li. After the election of the four individuals describe above becomes effective, the board of directors will consist of five members. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. We have purchased officers and directors liability insurance.

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

     Director Compensation

     At present we do not pay our directors a fee for attending scheduled and special meetings of our board of directors. We intend to reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings. Once the election of Messrs. Goodner, Mannes and Preston becomes effective and they become independent members of our board, we expect to pay fees comparable to those paid by other public companies in our peer group.

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

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The  following  table  sets  forth,  as  of  November  30,  2005,   certain
information with respect to the beneficial  ownership of our common stock by (i)
each  director  and officer of CBBI,  (ii) each  person  known to CBBI to be the beneficial  owner of five  percent or more of the  outstanding  shares of common stock of CBBI,  and (iii) all directors and officers of CBBI as a group.  Unless otherwise indicated,  the person or entity listed in the table is the beneficial owner of, and has sole voting and  investment  power with respect to, the shares indicated.  Certain  principal  stockholders  are selling  stockholders  in this offering.

                                                                Amount and Nature of Beneficial Ownership(1)
                                                                -----------------------------------------
                                                                      Number           Percent of
Name of Beneficial Owner                                            of Shares(2)      Voting Stock(3)
------------------------                                            ---------         ------------
Xiangqian Li                                                       21,233,437(4)          43.4%
BAK Industrial park, No. 1 BAK Street
Kuichong Town
Longgang District, Shenzhen
People's Republic of China

The Pinnacle Fund, L.P.(5)                                          2,612,751              5.3%
4965 Preston Park Blvd., Suite 240
Plano, TX 75093

Huanyu Mao                                                            249,805              *
BAK Industrial park, No. 1 BAK Street
Kuichong Town
Longgang District, Shenzhen
People's Republic of China

Yongbin Han                                                           312,256              *
BAK Industrial park, No. 1 BAK Street
Kuichong Town
Longgang District, Shenzhen
People's Republic of China


Directors, persons chosen to become directors and executive        21,795,498             44.6%
officers as a group (6 persons)
--------------------

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

(3)  In  determining  the percent of voting  stock owned by a person on November
     30, 2005, (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 48,878,396 shares in the aggregate of common stock outstanding on November 30, 2005, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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


                                                                                      Number of securities to
                                                                                      remaining available for
                         Number of securities to                                      future issuance under equity
                         be issued upon exercise     Weighted-average exercise        compensation plans
                         of outstanding options,     price of outstanding options     (excluding securities
Plan category            warrants and rights         warrants and rights              reflected in column (a))

--------------------     -----------------------     ----------------------------     ----------------------------
                                   (a)                            (b)                              (c)
Equity compensation
   plans approved by
   security holders                         --                               --                               --
Equity compensation
   plans not
   approved by                       2,000,000                             6.25                        2,000,000
   security holders
Total                                2,000,000                             6.25                        2,000,000

ITEM 13. EXHIBITS
         --------

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


     Dated: February 1, 2006


                                CHINA BAK BATTERY, INC.



                             By: /s/ Xiangqian Li
                                ------------------------------------------------
                                Xiangqian Li
                                Chairman, President, Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name                   Office                                   Date
----                   ------                                   ----

 /s/ Xiangqian Li
------------------     Chairman, President, Chief Executive     February 1, 2006
Xiangqian Li           Officer and Director
                       (Principal Executive Officer)



 /s/ Yongbin Han
------------------     Chief Financial Officer, Secretary,      February 1, 2006
Yongbin Han            and Treasurer (Principal
                       Financial and Accounting Officer