Form 10QSB/A
period 2005-03-31
CHINA BAK BATTERY INC
filed 2006-02-03
CIK 1117171

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

                                    000-49712
                                    ---------
                            (Commission File Number)

                             CHINA BAK BATTERY, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                                     Nevada
                                     ------
                 (State or other jurisdiction of Incorporation)

                                   88-0442833
                                   ----------
                        (IRS Employer Identification No.)

                               BAK Industrial Park
                                No. 1 BAK Street
                        Kuichong Town, Lunggang District
                   Shenzhen, People's Republic of China 518119
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                               (86 755) 897-70060
                               ------------------
                 (Issuer telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                 [X] Yes [ ] No

As of May 12, 2005, 40,978,533 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format:

                                  [ ]Yes [X] No

                              Explanatory Statement

This Amendment No. 1 (the "Amendment") to the Quarterly Report on Form 10-QSB of China BAK Battery, Inc. (the "Company") for the quarterly period ended March 31, 2005 amends the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 originally filed on May 16, 2005 (the "Original Filing"). The Company has filed this Amendment to amend Items 1 and 2 of Part I of the Original Filing for the following reasons. As a result of comments received from the Securities and Exchange Commission ("the Commission") in connection with another filing with the Commission by the Company, the Company has amended its consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months and six months ended March 31, 2005, the consolidated statement of changes in stockholders' equity for the six months ended March 31, 2005, the consolidated statements of cash flows for the three months and six months ended March 31, 2005, and extended or modified certain notes to the consolidated financial statements as of such dates and for such periods to provide additional information to reflect retroactively that 1,152,458 shares of common stock of the Company were outstanding immediately prior to the exchange of shares of the Company's common stock for the outstanding shares of BAK International Co., Ltd. and the resulting recapitalization that occurred on January 20, 2005. The restatement had no effect on total stockholders' equity in the consolidated balance sheet as of March 31, 2005 or the consolidated statements of stockholders' equity for the six months ended March 31, 2005. As a result of further comments from the Commission in connection with such other filing with the Commission by the Company, the Company has amended the consolidated statements of operations for the three months and six months ended March 31, 2005 and 2004 to reclassify depreciation and amortization expense from a separate item in operating expenses into cost of goods sold, selling expenses and general and administrative expenses. The effect of the restatement is to decrease gross profit in each of the periods presented. This restatement had no effect on operating income or net income in any of the periods presented. The Company is also filing this Amendment to provide in Item 3 of Part I its conclusion regarding its reevaluation of its disclosure controls and procedures pursuant to Rules 13a - 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Items 1, 2 and 3 of Part I, as amended are set forth below. The remainder of the Original Filing is reproduced in this Amendment without further amendment.

This Amendment speaks as of the date of the Original Filing. This Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement made therein not misleading.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION  PAGE

   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS...................................1

           Consolidated Balance Sheets as of March 31, 2005 (Unaudited)
              and September 30, 2004 ..........................................1

           Consolidated Statement of Operations
             For the Three Months
             Ended March 31, 2005 and 2004  (Unaudited)........................3

           Consolidated Statement of Operations
             For the Six Months
             Ended March 31, 2005 and 2004  (Unaudited)........................4

           Consolidated Statements of Stockholders' Equity (Unaudited).........5

           Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 2005 and 2004  (Unaudited)........................7

           Consolidated Statements of Cash Flows for the Six Months
             Ended March 31, 2005 and 2004  (Unaudited)........................9

           Notes to Consolidated Financial Statements (Unaudited).............11

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION............................................23

   ITEM 3. CONTROLS AND PROCEDURES............................................29

PART II - OTHER INFORMATION...................................................29

   ITEM 6. EXHIBITS...........................................................29

SIGNATURES....................................................................31

                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                           Consolidated Balance Sheets

                   As of March 31, 2005 and September 30, 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


                                                    March 31,     September 30,
                                                      2005             2004
                                                       $                $
                                                 -------------    -------------
Assets                                             Restated         (Audited)

Current Assets
   Cash                                             10,886,298        3,212,176
   Cash -Restricted                                 10,555,838        7,120,069
   Accounts Receivable, Net                         30,717,771       20,999,561
   Inventories                                      12,125,092       29,535,985
   Prepaid Expenses                                  1,517,750        1,330,645
   Notes Receivable                                    244,460           18,122
   Accounts Receivable - Related Party                 561,989          911,093
                                                 -------------    -------------
      Total Current Assets                          66,609,198       63,127,651
                                                 -------------    -------------

Long-Term Assets

   Property, Plant, & Equipment                     22,602,319       19,875,583
   Construction in Progress                         31,811,026       23,656,190
   Land Use Rights                                   4,029,038        4,029,038
   Less Accumulated Depreciation                    (3,868,270)      (2,370,774)
                                                 -------------    -------------
      Long-term Assets, Net                         54,574,113       45,190,037
                                                 -------------    -------------

Other Assets

   Other Receivables                                   149,469          225,972
   Intangible Assets, Net                               50,056           58,362
                                                 -------------    -------------
      Total other                                      199,525          284,334
                                                 -------------    -------------


      Total Assets                                 121,382,836      108,602,022
                                                 =============    =============

Liabilities and Stockholder's Equity

Current Liabilities

   Accounts Payable                                  17,810,106      23,570,087
   Bank Loans, Short Term                            28,876,941      27,304,162
   Short Term Loans                                        --         1,812,316
   Notes Payable, Other                              25,222,575      20,772,559
   Land Use Rights Payable                            3,751,028       3,750,756
   Construction Costs Payable                         2,549,304       6,347,846
   Customer Deposits                                    208,450         369,390
   Accrued Expenses                                   3,388,537       5,247,656
   Other Liabilities                                    436,078         181,223
                                                   ------------    ------------
      Total Current Liabilities                      82,243,019      89,355,995
                                                   ------------    ------------

Contingencies and Commitments (Note 6)

Stockholders' Equity

   Capital Stock-$.001 Par Value;                        40,978          31,226
      100,000,000 Shares Authorized;
      40,978,533 and 31,225,642 Shares
      Issued and  outstanding at March 31,
      2005 and September 30, 2004,
      respectively
   Additional Paid In Capital                        27,572,874      12,052,845
   Accumulated Comprehensive Income (Loss)               (1,669)           (144)
   Reserves                                           2,323,673       1,724,246
   Retained Earnings                                  9,203,961       5,437,854
                                                   ------------    ------------
                                                     39,139,817      19,246,027
                                                   ------------    ------------
      Total Liabilities and Stockholders' Equity    121,382,836     108,602,022
                                                   ============    ============






The accompanying notes are an integral part of these consolidated financial statements.

                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Operation

               For the Three Months Ended March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


                                                            2005         2004
                                                              $            $
                                                         ----------   ----------
                                                          Restated     Restated

Revenues, Net of Returns                                 25,878,407   16,166,081

Cost of Goods Sold                                       20,310,291   12,663,035
                                                         ----------   ----------

Gross Profit                                              5,568,116    3,503,046
                                                         ----------   ----------

Expenses:
   Selling Expense                                        1,018,113      405,381
   General and Administrative Expenses                      723,144    1,452,499
   Research and Development                                 165,770      114,498
   Bad Debts Expense                                        294,252      119,881
                                                         ----------   ----------
      Total Expenses                                      2,201,279    2,092,259
                                                         ----------   ----------

Operating Income                                          3,366,837    1,410,787

Other Expense
   Finance Costs                                            572,064      107,308
   Other Expense                                              8,759        5,559
                                                         ----------   ----------
Net Income Before Provision for Income Taxes              2,786,014    1,297,920

Provision for Income Taxes                                  219,776       97,394
                                                         ----------   ----------

Net Income                                                2,566,238    1,200,526
                                                         ==========   ==========

Net Income per Share - Basic and Diluted                       0.07         0.04
                                                         ==========   ==========

Weighted Average Shares Outstanding                      38,811,224   31,225,642
                                                         ==========   ==========




The accompanying notes are an integral part of these consolidated financial statements.

                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Operation

                For the Six Months Ended March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


                                                            2005         2004
                                                              $            $
                                                         ----------   ----------
                                                          Restated     Restated

Revenues, Net of Returns                                 51,004,672   31,750,468

Cost of Goods Sold                                       41,053,745   24,829,526
                                                         ----------   ----------

Gross Profit                                              9,950,927    6,920,942
                                                         ----------   ----------

Expenses:
   Selling Expense                                        1,825,979      840,418
   General and Administrative Expenses                    1,874,877    1,955,848
   Research and Development                                 185,791      206,305
   Bad Debts Expense                                        345,487      107,595
                                                         ----------   ----------
      Total Expenses                                      4,232,134    3,110,166
                                                         ----------   ----------

Operating Income                                          5,718,793    3,810,776

Other Expense
   Finance Costs                                            961,714      157,980
   Other Expense                                             24,879       14,558
                                                         ----------   ----------
Net Income Before Provision for Income Taxes              4,732,200    3,638,238

Provision for Income Taxes                                  363,842       97,394
                                                         ----------   ----------

Net Income                                                4,368,358    3,540,844
                                                         ==========   ==========

Net Income per Share - Basic and Diluted                       0.12         0.11
                                                         ==========   ==========

Weighted Average Shares Outstanding                      34,976,754   31,225,642
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


                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity

                For The Six Months Ended March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                                           Additional
                                                                            Paid-In
                                              Number of      Par Value      Capital
                                               Shares            $              $
                                            ------------   ------------   ------------
                                              Restated       Restated       Restated


Balance - September 30, 2003                  31,225,642         31,226      1,176,927
Capital Contribution                                --             --       10,873,899
Net Income (Loss)                                   --             --             --
Transfer to Reserve                                 --             --             --
Deemed Distribution to Shareholders -               --             --             --
   Intangible Assets
Foreign Currency Translation                        --             --             --
                                            ------------   ------------   ------------
Balance - March 31, 2004                      31,225,642         31,226     12,050,826
                                            ------------   ------------   ------------

Balance September 30, 2004                    31,225,642         31,226     12,052,845
Recapitalization                               1,152,458          1,152           --
Contribution of Cash by Stockholders           8,600,433          8,600     16,991,400
Contribution of Cash from Stockholders
   Acquiring Shares of BAK
   International                                    --             --       11,500,000
Distribution of Cash to Stockholders in
   Connection with Acquisition of Shares
   of BAK Battery                                   --             --      (11,500,000)
Cost of Raising Capital                             --             --       (1,471,371)
Net Income                                          --             --             --
Transfer to Reserves                                --             --             --
Foreign Currency Translation                        --             --             --
                                            ------------   ------------   ------------
Balance - March 31, 2005                      40,978,533         40,978     27,572,874
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



                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity

                For The Six Months Ended March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                  - Continued -

                                                                            Comprehensive
                                              Retained                          Income      Stockholders
                                              Earnings        Reserves          (Loss)         Equity
                                                  $               $               $               $
                                            ------------    ------------    ------------    ------------
                                              Restated                                        Restated


Balance - September 30, 2003                   3,630,298         651,583             (49)      5,489,985
Capital Contribution                                --              --              --        10,873,899
Net Income (Loss)                              3,540,843            --              --         3,540,843
Transfer to Reserve                             (514,404)        514,404            --              --
Deemed Distribution to Shareholders -               --              --
   Intangible Assets                          (3,866,088)           --              --        (3,866,088)
Foreign Currency Translation                        --              --                49              49
                                            ------------    ------------    ------------    ------------
Balance - March 31, 2004                       2,790,649       1,165,987            --        16,038,688
                                            ------------    ------------    ------------    ------------

Balance September 30, 2004                     5,437,854       1,724,246            (144)     19,246,027
Recapitalization                                  (2,824)           --              --            (1,672)
Contribution of Cash by Stockholders                --              --              --        17,000,000
Contribution of Cash from Stockholders
   Acquiring Shares of BAK
   International                                    --              --              --        11,500,000
Distribution of Cash to Stockholders in
    Connection with Acquisition of Shares
    of BAK Battery                                  --              --              --       (11,500,000)
Cost of Raising Capital                             --              --              --        (1,471,371)
Net Income                                     4,368,358            --              --         4,368,358
Transfer to Reserves                            (599,427)        599,427            --              --
Foreign Currency Translation                        --              --            (1,525)         (1,525)
                                            ------------    ------------    ------------    ------------
Balance - March 31, 2005                       9,203,961       2,323,673          (1,669)     39,139,817
                                            ============    ============    ============    ============










The accompanying notes are an integral part of these consolidated financial statements.



                                CHINA BAK BATTERY
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Cash Flows

               For The Three Months Ended March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                            2005           2004
                                                              $              $
                                                        -----------    -----------
                                                          Restated
Cash Flows from Operating Activities

Net Income                                                2,566,238      1,200,526

   Adjustments to reconcile net income to net
   cash from operating activities:
    Bad debt expense                                        294,252        119,881
    Depreciation and Amortization                           751,075        399,303

   Changes in Assets and Liabilities:
    Accounts Receivable                                  (4,135,125)    (3,524,821)
    Inventory                                             7,175,667     (6,184,949)
    Prepaid Expenses                                     (1,108,578)    (1,752,136)
    Accounts Receivable - Related Party                     (29,309)          --
    Other Receivables                                       163,110           --
    Note Receivable                                         211,185         (1,414)
    Accounts Payable                                     (2,973,007)     6,290,314
    Customer Deposits                                       (23,594)      (392,609)
    Accrued Expenses                                        804,943      3,422,900
    Construction Costs Payable                           (4,545,101)          --
    Other Liabilities                                       234,584             (9)
    Deferred Expenses                                          --           19,987
                                                        -----------    -----------
Net Cash Flows from Operating Activities                   (613,660)      (403,027)
                                                        -----------    -----------







Cash Flows form Investing Activities
   Recapitalization                                          18,328           --
   Acquisition of Property and Equipment                 (1,425,750)      (529,714)
   Construction in Progress                              (4,784,404)    (3,563,523)
   Investment in Intangible Assets                             --             --
                                                        -----------    -----------
      Net Cash Flows from Investing Activities           (6,191,826)    (4,093,237)
                                                        -----------    -----------

Cash Flows from Financing Activities
   Proceeds from Borrowings                              27,229,641     10,836,727
   Repayment from Borrowings                            (25,694,732)    (6,750,614)
   Cash Pledged to Bank                                  (2,628,818)    (1,226,900)
   Deemed Distributions to Shareholders - Intangible
     Assets                                                    --             --
   Proceeds from Issuance of Capital Stock               15,528,629           --
   Contribution of Cash from Stockholders Acquiring
     Shares of BAK International                         11,500,000           --
   Distribution of Cash to Stockholders in Connection
     with Acquisition of Shares of BAK Battery          (11,500,000)          --
                                                        -----------    -----------
      Net Cash Flows from Financing Activities           14,434,720      2,859,213
                                                        -----------    -----------
Effect of Exchange Rate Changes on Cash                        --              (58)

Net Increase (Decrease) in Cash                           7,629,234     (1,637,109)

Cash - Beginning of Period                                3,257,064      2,511,771
                                                        -----------    -----------

Cash - End of Period                                     10,886,298        874,662
                                                        ===========    ===========

Supplemental Cash Flow Disclosures:
   Interest Paid                                            561,508         73,410
                                                        ===========    ===========
   Income Taxes Paid                                         43,156           --
                                                        ===========    ===========
   Recapitalization                                          (1,672)          --
                                                        ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.


                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Cash Flows

                For The Six Months Ended March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


                                                           2005           2004
                                                            $              $
                                                       -----------    -----------
                                                         Restated
Cash Flows from Operating Activities

Net Income                                               4,368,358      3,540,844

   Adjustments to reconcile net income to net
   cash from operating activities:
    Bad debt expense                                       345,487        107,595
    Depreciation and Amortization                        1,497,039        589,080

   Changes in Assets and Liabilities:
    Accounts Receivable                                (10,063,697)    (5,958,976)
    Inventory                                           17,410,893     (5,195,713)
    Prepaid Expenses                                      (187,105)    (3,214,680)
    Accounts Receivable - Related Party                    349,104       (506,727)
    Other Receivables                                       76,503       (553,286)
    Note Receivable                                       (226,338)      (258,825)
    Accounts Payable                                    (5,759,981)     9,142,301
    Customer Deposits                                     (160,940)      (617,508)
    Accrued Expenses                                    (1,859,119)     3,515,983
    Construction Costs Payable                          (3,798,542)          --
    Other Liabilities                                      234,855         60,408
    Land Use Right Payable                                     272           --
    Deferred Expenses                                         --           (7,373)
                                                       -----------    -----------
Net Cash Flows from Operating Activities                 2,226,789        643,123
                                                       -----------    -----------

Cash Flows form Investing Activities
   Recapitalization                                         18,328           --
   Acquisition of Property and Equipment               (12,882,847)    (3,335,334)
   Construction in Progress                              2,010,038    (12,150,348)
   Investment in Intangible Assets                            --           (5,685)
                                                       -----------    -----------
     Net Cash Flows from Investing Activities          (10,854,481)   (15,491,367)
                                                       -----------    -----------






Cash Flows from Financing Activities
   Proceeds from Borrowings                             48,749,538     20,843,580
   Repayment from Borrowings                           (44,539,060)   (11,572,559)
   Cash Pledged to Bank                                 (3,435,768)    (1,226,900)
   Deemed Distributions to Shareholders - Intangible
     Assets                                                   --       (3,866,088)
   Proceeds from Issuance of Capital Stock              15,528,629     10,873,899
   Contribution of Cash from Stockholders
     Acquiring Shares of BAK International              11,500,000           --
   Distribution of Cash to Stockholders in
     Connection with Acquisition of Shares of
     BAK Battery                                       (11,500,000)          --
                                                       -----------    -----------
      Net Cash Flows from Financing Activities          16,303,339     15,051,932
                                                       -----------    -----------

Effect of Exchange Rate Changes on Cash                     (1,525)            49
                                                       -----------    -----------

Net Increase (Decrease) in Cash                          7,674,122        203,737

Cash - Beginning of Period                               3,212,176        670,925
                                                       -----------    -----------

Cash - End of Period                                    10,886,298        874,662
                                                       -----------    -----------

Supplemental Cash Flow Disclosures:
         Interest Paid                                     874,703        126,208
                                                       ===========    ===========
         Income Taxes Paid                                 138,014           --
                                                       ===========    ===========
         Recapitalization                                   (1,672)          --
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

2.   RECAPITALIZATION TRANSACTION

     On January 20, 2005, China BAK Battery, Inc. (formerly known as Medina Coffee, Inc.) and Subsidiary completed a stock exchange transaction with the stockholders of BAK International Limited., a Hong Kong company, or BAK International. The exchange was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement dated effective as of January 3, 2005 by and among China BAK, BAK International and the stockholders of BAK International. Pursuant to the Securities Exchange Agreement, the Company issued 39,826,075 shares of common stock, par value $0.001 per share, to the stockholders of BAK International (31,225,642 Shares are original shareholders of BAK and 8,600,433 Shares to new investors), representing approximately 97.2% of the China BAK post-exchange issued and outstanding common stock, in exchange

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)



2.   RECAPITALIZATION TRANSACTION (cont'd)


for 100% of the outstanding capital stock of BAK International. The Company presently carries on the business of Shenzhen BAK Battery Co., Ltd., a Chinese corporation and BAK International's wholly-owned subsidiary, or BAK Battery.

     The reverse merger transaction has been accounted for as a recapitalization of BAK International whereby the assets and liabilities and operations of BAK Battery become the assets and liabilities and operations of the Company with no adjustment to the historical basis of the assets and liabilities of BAK International and the operations consolidated. The 1,152,458 shares of China BAK outstanding prior to the stock exchange are accounted for at the net book value at the time of the transaction, approximately negative $1,672. The accompanying financial statements reflect the recapitalization of the stockholders equity as if the transaction occurred as of the beginning of the first period presented.

3.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     BAK International was incorporated in Hong Kong on December 29, 2003 under the Companies Ordinance as BATCO International Limited and subsequently changed its name to BAK International Limited on November 3, 2004. On November 6, 2004 the shareholders of BAK Battery agreed to purchase for a total of $11.5 million in cash 96.8% of the outstanding shares of capital stock of BAK International, in the same proportion as their ownership interest in BAK Battery, and BAK International agreed to purchase for a total of $11.5 million in cash all of the outstanding shares of capital stock of BAK Battery, 31,225,642 shares. Five shareholders of BAK Battery with ownership interests of approximately 1.85% of the 31,225,642 total outstanding shares of BAK Battery elected not to acquire shares in BAK International. The five non participating shareholders of BAK Battery sold their right to acquire their proportional ownership interest in BAK International to other BAK Battery Shareholders as well as seven persons who were not previously shareholders of BAK Battery for cash, and the proportionate interests in BAK International to which the five non participating shareholders were entitled were acquired by their transferees. After the share purchase transactions between BAK International and the shareholders of BAK Battery were complete, there were 31,225,642 shares of BAK International stock outstanding, exactly the same as the number of shares of capital stock of BAK Battery outstanding immediately prior to the share purchases, and the shareholders of BAK International were substantially the same as the shareholders of BAK Battery prior to the share purchases. Consequently, the share purchases between BAK International and the shareholders of BAK Battery has been accounted for as a recapitalization of BAK Battery with no adjustment to the historical basis of the assets and liabilities of BAK Battery and the operations consolidated as though the transaction occurred as of the beginning of the first accounting period presented in these financial statements.

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

          2. 2005 - US$ 1,715,399 Guaranteed for Shenzhen Tongli, a non-related party, 2005 - US$ 1,208,153 Guaranteed for Shenzhen Zhengda, a non-related party, 2005 - US$ 3,856,566 Notes Receivable Discounted

     The Company sells notes and accounts receivable from time to time to banks at a discount. At the time of the sale all rights and privileges of holding the note are transferred to the banks or suppliers. When notes are sold, the Company removes the asset from its book with a corresponding expense for the amount of the discount. The Company remains contingently liable on a portion of the amount outstanding in the event the note maker defaults. The company was contingently liable at March 31, 2005 and 2004 in the amounts of $3,856,566.

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

6.   CONTINGENCIES AND COMMITMENTS (cont'd)

     A.   Contingent Liabilities (cont'd)

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


7.   RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS

     a). Based on comments from the Securities and Exchange Commission, the Company amended the consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months and six months ended March 31, 2005, the consolidated statement of changes in stockholders' equity for the six months ended March 31, 2005, the consolidated statements of cash flows for the three months and six months ended March 31, 2005, and extended or modified certain notes to the consolidated financial statements to provide additional information as detailed below. The restatements were made to retroactively reflect that 1,152,458 shares of common stock of Medina Coffee, Inc. were outstanding immediately prior to the share exchange and the resulting recapitalization. (See Note 2). The restatement had no effect on total stockholders equity in the accompanying financial statements.

     The following table presents the effects of the aforementioned amendment to the consolidated financial statements

                                                  As of and for the Six Months
                                                      Ended March 31, 2005
                                                 ------------------------------
                                                                  As previously
                                                  As restated        reported
                                                     (USD$)           (USD$)
                                                 -------------    -------------
     Shares Issued and Outstanding                  40,978,533       39,826,075
     Common Stock                                       40,978           39,826
     Retained Earnings                               9,203,961        9,205,113
     Net Income                                      4,368,358        4,366,686
     Weighted Average Shares Outstanding            34,976,754       34,580,756
     Net Income per Share                                 0.12             0.13
     Net Cash Flows from Operating Activities        2,226,789        2,253,881
     Net Cash Flows from Investing Activities      (10,854,481)     (10,881,572)

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

7.   RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)



                                                    For the Three Months Ended
                                                          March 31, 2005
                                                 -------------------------------
                                                                  As previously
                                                  As restated       reported
                                                     (USD$)           (USD$)
                                                 -------------    -------------
     Net Income                                      2,566,238        2,563,191
     Weighted Average Shares Outstanding            38,811,224       38,010,428
     Net Income per Share                                 0.07             0.07
     Net Cash Flows from Operating Activities         (613,660)        (595,332)
     Net Cash Flows from Investing Activities       (6,191,826)      (6,210,154)


     The following notes have been extended or modified to provide additional information - notes 2 and 3.

     b). Based on further comments from the Securities and Exchange Commission, the Company amended the consolidated statements of operations to reclassify depreciation and amortization expense from a separate item in operating expenses into cost of goods sold, selling expenses and general and administrative expenses. The effect of the restatement was to decrease gross profit in each of the years. The restatement had no effect on operating income or net income in any of the years.

     The following table presents the effects of the aforementioned amendments to the consolidated statements of operations.


                                                    For the Three Months Ended
                                                          March 31, 2005
                                                  ------------------------------
                                                                   As previously
                                                   As restated        reported
                                                      (USD$)           (USD$)
                                                  -------------    -------------
     Gross Profit                                     5,568,116        6,160,443

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

7.   RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)


                                                    For the Three Months Ended
                                                         March 31, 2004
                                                  ------------------------------
                                                                   As previously
                                                   As restated        reported
                                                      (USD$)           (USD$)
                                                  -------------    -------------
     Gross Profit                                     3,503,046        3,886,503

                                                     For the Six Months Ended
                                                         March 31, 2005
                                                  ------------------------------
                                                                   As previously
                                                   As restated        reported
                                                      (USD$)           (USD$)
                                                  -------------    -------------
     Gross Profit                                     9,950,927       11,265,371

                                                     For the Six Months Ended
                                                         March 31, 2004
                                                  ------------------------------
                                                                   As previously
                                                   As restated        reported
                                                      (USD$)           (USD$)
                                                  -------------    -------------
     Gross Profit                                     6,920,942        7,479,201

     Depreciation expense is included in the statements of operations as follows:

                                                    Three Months Ended March 31,
                                                        2005            2004
                                                    ------------    ------------
                                                          $               $

Cost of Goods Sold                                       592,327         379,232
Selling Expenses                                         121,159           1,577
General and Administrative Expenses                       35,193          18,328
                                                    ------------    ------------
Total Depreciation Expense                               748,679         399,137
                                                    ============    ============

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

7.   RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

                                                      Six Months Ended March 31,
                                                          2005           2004
                                                      -----------    -----------
                                                           $              $

     Cost of Goods Sold                                 1,300,186        554,035
     Selling Expenses                                     123,008          4,229
     General and Administrative Expenses                   65,539         30,356
                                                      -----------    -----------
     Total Depreciation Expense                         1,488,733        588,620
                                                      ===========    ===========

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

Gross Profit

         Gross profit for the three months ended March 31, 2005 was approximately $5.57 million or 21.5% of revenues as compared to gross profit of approximately $3.50 million or 21.7% of revenues for the same period of the prior year. The slight reduction in gross profit, as a percentage of revenues, resulted primarily from a combination of increased unit selling prices and increased unit manufacturing costs stemming from an increase in prices for most raw materials used in the manufacturing process. Steel case cell battery selling prices increased by 6 % during the period, while cost of steel case cell units increased by about 12%, resulting in an overall decrease in gross profit from 23.1% to 18.1% of revenues. In the aluminum case cell market, price increases averaged 1.6% and unit costs increased by 13%, thereby reducing gross profit. As such, gross profits in aluminum case segment decreased from 23.0% to 14.2% of revenues. We did, however, gain market share due in part to our decision to maintain low pricing, the improved quality of our products and the improvements we made in manufacturing efficiencies. Prior to 2004, we sold our products primarily into the replacement battery market (as opposed to the OEM market). Products in the replacement market face lower prices and, consequently, lower gross profit margins. Our profit margins should increase as we move into the OEM segment.

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

Selling Expenses

         Selling expenses increased to approximately $1.0 million for the three month period ended March 31, 2005 as compared to approximately $405,000 for the same period of the prior year, an increase of approximately $613,000 or about 151.1%. Salaries related to selling efforts increased to approximately $530,000 from approximately $134,000 for the same period of the prior year, an increase of approximately $396,000. More sales and marketing efforts were required to continue gaining market share and to grow revenues. We had 76 employees engaged in sales and marketing as of March 31, 2005 as compared to 63 as of March 31, 2004. In connection with the introduction of a formal and coordinated marketing campaign, marketing expenses decreased to approximately $44,000 from approximately $62,000 incurred in the same period of the prior year, an decrease of approximately $18,000. Transportation, filing fees, promotion, trademarks, depreciation and other related selling and marketing expenses increased to approximately $435,000 from approximately $212,000 for the same period of the prior year, an increase of approximately $224,000 Marketing or advertising costs consist primarily of promoting ourselves and our products through printed advertisements in trade publications and displaying our products through attendance and industry trade exhibitions. We do not pay slotting fees, engage in cooperative advertising programs, participate in buydown programs or similar arrangements. No material estimates are required to determine our marketing or advertising costs.

General and Administrative Expenses

         General and administrative expenses decreased to approximately $723,000 for the three months ended March 31, 2005 as compared to approximately $1.5 million for the same period of the prior year, a decrease of approximately $729,000 or 50.2%. As a percentage of revenues, general and administrative expenses were 2.8% and 9.0% as of March 31, 2005 and March 31, 2004, respectively. Despite efforts related to increasing manufacturing facilities, general and administrative expenses remained manageable relative to revenues.

         Salaries and benefits, increased to approximately $291,000 for the three month period ended March 31, 2005 from approximately $180,000 for the three month period ended March 31, 2004, an increase of approximately $111,000 or 62%. We had 152 employees in machinery and engineering positions as of March 31, 2005, as compared to 32 employees as of the same period for the prior year.This increase, together with an approximately $238,000 increase in professional and consulting fees, were more than offset by an approximately $873,000 reduction in inventory write-downs.

Research and Development Expenses

         Research and development expenses increased to approximately $166,000 for the three months ended March 31, 2005 as compared to approximately $115,000 for the same period of the prior year, an increase of approximately $51,000 or 44%. Increase in research and development staff to 108 as of March 31, 2005 from 91 as of the same period of the prior year was the primary factor accounting for the increase in this category. New initiatives, such as rechargeable lithium polymer batteries research and development, and an increase in patent applications and maintenance required incremental staff hiring contributed to the increase.

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

Operating Income

         Operating income totaled approximately $3.37 million for the three months ended March 31, 2005 as compared to operating income of approximately
$1.41 million for the same period of the prior year, an increase of approximately $1.96 million or 138.6%.

         As a percentage of revenues, operating income was 13.0% for the three months ended March 31, 2005 as compared to 8.7% for the same period of the prior year. The growth in operating income as a percentage of revenues was substantially due to the increase in gross profit.

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

Net Income

         Primarily  as a  result  of  increased  sales  during  the  period,  we increased our net income to approximately $2.6 million as compared to approximately $1.2 million for the same period of the prior year, an increase of approximately $1.4 million or about 113.8%.

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

Gross Profit

         Gross profit for the six months ended March 31, 2005 was approximately $10.0 million or 19.5% of revenues as compared to gross profit of approximately $6.9 million or 21.8% of revenues for the same period of the prior year. The decrease in gross profit, as a percentage of revenues, resulted from a combination of increased unit selling prices, primarily in the aluminum market and increased unit manufacturing costs stemming from an increase in prices for most raw materials used in the manufacturing process. Steel case cell battery selling prices decreased by 4.3% during the period, while cost of steel case cell units increased by about 1.5 %, resulting in an overall decrease in gross profit from 21.2% to 16.1% of revenues. In the aluminum case cell market, price increases averaged 12 % and unit costs increased by 33 %, thereby reducing gross profit. As such, gross profits in aluminum case segment decreased from 25.6% to 12.0% of revenues. We did, however, gain market share due in part to our decision to maintain low pricing, the improved quality of our products and the improvements we made in manufacturing efficiencies. Prior to 2004, we sold our products primarily into the replacement battery market (as opposed to the OEM market). Products in the replacement market face lower prices and, consequently, lower gross profit margins. Our profit margins should increase as we move into the OEM segment.

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

Selling Expenses

         Selling expenses increased to approximately $1.8 million for the six month period ended March 31, 2005 as compared to approximately $840,000 for the same period of the prior year, an increase of approximately $986,000 or about 117.3%. Salaries related to selling efforts increased to approximately $918,000 from approximately $253,000 for the same period of the prior year, an increase of approximately $665,000. More sales and marketing efforts were required to continue gaining market share and to grow revenues. We had 76 employees engaged in sales and marketing as of March 31, 2005 as compared to 63 as of March 31, 2004. Increases in pension expense and depreciation comprised the remainder of the increase.

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

General and Administrative Expenses

         General and administrative expenses decreased to approximately $1.9 million for the six months ended March 31, 2005 as compared to approximately $2.0 for the same period of the prior year, a decrease of approximately $81,000 or 4.3%. As a percentage of revenues, general and administrative expenses were 3.7% and 6.2% as of March 31, 2005 and March 31, 2004, respectively. Despite efforts related to increasing manufacturing facilities, general and administrative expenses remained manageable relative to revenues.

         Salaries and benefits pensions increased to approximately $864,000 for the six month period ended March 31, 2005 from approximately $228,000 for the six month period ended March 31, 2004, an increase of approximately $636,000 or 279%. We had 152 employees in machinery and engineering positions as of March 31, 2005, as compared to 32 employees as of the same period for the prior year. This increase, together with a smaller increase in professional and consulting fees, were more than offset by a $1.1 million reduction in inventory write-downs.

Research and Development Expenses

         Research and development expenses decreased to approximately $186,000 for the six months ended March 31, 2005 as compared to approximately $206,000 for the same period of the prior year, a decrease of approximately $20,000 or 10%. The Company engaged in less patent applications in the first quarter of fiscal 2005 and enacted it's new initiatives, such as rechargeable lithium polymer batteries research and development, during the second quarter of 2005.

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

Operating Income

         Operating income totaled approximately $5.72 million for the six months ended March 31, 2005 as compared to operating income of approximately $3.81 million for the same period of the prior year, an increase of approximately $1.91 million or 50.1%.

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

Net Income

         Primarily as a result of increased sales during the period, we increased our net income to approximately $4.37 million as compared to approximately $3.54 million for the same period of the prior year, an increase of approximately $828,000 or about 23.4%.

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

Item 3.  Controls and Procedures

Previously, in connection with our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005, filed with the Securities and Exchange Commission (the "Commission") on May 16, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, and concluded that our disclosure controls and procedures were effective as of March 31, 2005. As a result of comments we received from the Commission in connection with another filing with the Commission, we amended our consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months and six months ended March 31, 2005, the consolidated statement of changes in stockholders' equity for the six months ended March 31, 2005, the consolidated statements of cash flows for the three months and six months ended March 31, 2005, and extended or modified certain notes to the consolidated financial statements as of such dates and for such periods to provide additional information to reflect retroactively that 1,152,458 shares of our common stock were outstanding immediately prior to the exchange of shares of our common stock for the outstanding shares of BAK International Co., Ltd. and the resulting recapitalization that occurred on January 20, 2005. The restatement had no effect on total stockholders equity in the consolidated balance sheet as of March 31, 2005 or the consolidated statement of changes in stockholders' equity for the six months ended March 31, 2005. As a result of further comments we received from the Commission in connection with such other filing made with the Commission, we also amended the consolidated statements of operations for the three months and six months ended March 31, 2005 and 2004 to reclassify depreciation and amortization expense from a separate item in operating expenses into cost of goods sold, selling expenses and general and administrative expenses. The effect of the restatement was to decrease gross profit in each of the periods presented. The restatement had no effect on operating income or net income in any of the periods presented. For further details see Note 7 "RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS" to the consolidated financial statements at Part I, Item I.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the changes that are described above.

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we reevaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2005. As a result of the restatements described above, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

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

                                           CHINA BAK BATTERY, INC.
                                           (Registrant)



Date:  February 2, 2006                     /s/ Li Xiangqian
                                           -------------------------------------
                                           Li Xiangqian, Chief Executive Officer



Date:  February 2, 2006                     /s/ Han Yongbin
                                           -------------------------------------
                                           Han Yongbin, Chief Financial Officer