Form 10QSB/A
period 2005-06-30
CHINA BAK BATTERY INC
filed 2006-02-03
CIK 1117171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                    000-49712
                            (Commission File Number)

                             CHINA BAK BATTERY, INC.
             (Exact name of registrant as specified in its charter)

             Nevada
(State of other jurisdiction of                            88-0442833
         Incorporation)                        (IRS Employer Identification No.)

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

                              Explanatory Statement

This Amendment No. 2 (the "Amendment") to the Quarterly Report on Form 10-QSB of China BAK Battery, Inc. (the "Company") for the quarterly period ended June 30, 2005 amends the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 originally filed on August 19, 2005 and previously amended on September 1, 2005 (the "Original Filing"). The Company has filed this Amendment to amend Items 1 and 2 of Part I of the Original Filing for the following reasons. As a result of comments received from the Securities and Exchange Commission (the "Commission") in connection with another filing with the Commission by the Company, the Company has amended its consolidated balance sheets as of June 30, 2005 and September 30, 2004, the consolidated statements of operations for the nine months ended June 30, 2005, the consolidated statements of changes in stockholders' equity for the nine months ended June 30, 2005 and 2004, the consolidated statement of cash flows for the nine months ended June 30, 2005, and extended or modified certain notes to the consolidated financial statements as of such dates and for such periods to provide additional information to reflect retroactively that 1,152,458 shares of common stock of the Company were outstanding immediately prior to the exchange of the Company's common stock for the outstanding shares of BAK International Co., Ltd. and the resulting recapitalization that occured on January 20, 2005. The effect of the restatement is to decrease common stock outstanding as of the earliest date presented with a corresponding increase to additional paid in capital. The restatement also subsequently decreased retained earnings with corresponding increases in common stock outstanding and net income as a result of the recapitalization transaction. The restatement had no effect on total stockholders equity in the consolidated balance sheets as of June 30, 2005 and September 30, 2004 or the consolidated statements of changes in stockholders' equity for the nine months ended June 30, 2005 and 2004. As a result of further comments from the Commission in connection with such other filing with the Commission by the Company, the Company amended the consolidated statements of operations for the three months and nine months ended June 30, 2005 and 2004 to reclassify depreciation and amortization expense from a separate item in operating expenses into cost of goods sold, selling expenses and general and administrative expenses. The effect of this restatement is to decrease gross profit in each of the periods presented. The restatement had no effect on operating income or net income in any of the periods presented. As a result of further comments from the Commission in connection with such other filing with the Commission by the Company, the Company amended the Risk Factors disclosures that were part of Management's Discussion and Analysis or Plan of Operation. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Items 1 and 2 of Part I as amended are set forth below. Also, as a result of comments received from the Commission the Company has also filed this Amendment to amend Item 3 of Part I to provide a revised definition and its reevalutaion of its conclusion regarding disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 3 of Part I as amended is set forth below. The remainder of the Original Filing is set forth below without further amendement.

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

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION.................................................1


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENT......................................1

      Consolidated Balance Sheets As of June 30, 2005 and September 30, 2004...1

      Consolidated Statements of Operations For The Three Months Ended
        June 30, 2005 and 2004.................................................3

      Consolidated Statements of Operations For The Nine Months Ended
        June 30, 2005 and 2004.................................................4

      Consolidated Statements of Changes in Stockholders' Equity For The
        Nine Months Ended June 30, 2005........................................5

      Consolidated Statements of Cash Flows For The Three Months Ended
        June 30, 2005 and 2004.................................................7

      Consolidated Statements of Cash Flows For The Nine Months Ended
        June 30, 2005 and 2004.................................................9

      Notes to Consolidated Financial Statements June 30, 2005 and 2004.......11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............27


ITEM 3.  CONTROLS AND PROCEDURES..............................................43


PART II. OTHER INFORMATION....................................................44


ITEM 1.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........44


ITEM 2.  OTHER INFORMATION....................................................44


ITEM 3.  EXHIBITS.............................................................47


SIGNATURES....................................................................50


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENT


                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                           Consolidated Balance Sheets
                   As of June 30, 2005 and September 30, 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                     Assets
                                     ------

                                                                June 30, 2005      September 30, 2004
                                                                      $                    $
                                                             ------------------    ------------------
                                                                  Restated             (Audited)
                                                                                        Restated
Current Assets
   Cash                                                               1,647,781             3,212,176
   Cash -Restricted                                                  22,073,231             7,120,069
   Accounts Receivable, Net                                          37,056,547            20,999,561
   Inventories                                                       13,093,761            29,535,985
   Prepaid Expenses                                                   1,527,601             1,330,645
   Notes Receivable                                                     289,978                18,122
   Accounts Receivable - Related Party                                  295,477               911,093
                                                             ------------------    ------------------
       Total Current Assets                                          75,984,376            63,127,651
                                                             ------------------    ------------------

Long-Term Assets
   Property, Plant, & Equipment                                      36,266,563            19,875,583
   Construction in Progress                                          24,727,567            23,656,190
   Land Use Rights                                                    4,029,038             4,029,038
   Less Accumulated Depreciation                                     (4,673,566)           (2,370,774)
                                                             ------------------    ------------------
       Long-term Assets, Net                                         60,349,602            45,190,037
                                                             ------------------    ------------------

Other Assets
   Other Receivables                                                     94,293               225,972
   Intangible Assets, Net                                                49,596                58,362
                                                             ------------------    ------------------
       Total other                                                      143,889               284,334
                                                             ------------------    ------------------

Total Assets                                                        136,477,867           108,602,022
                                                             ==================    ==================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities
   Accounts Payable                                                  20,479,444            23,570,087
   Bank Loans, Short Term                                            37,515,858            27,304,162
   Short Term Loans                                                        --               1,812,316
   Notes Payable, Other                                              23,888,792            20,772,559
   Land Use Rights Payable                                            3,751,028             3,750,756
   Construction Costs Payable                                         4,062,261             6,347,846
   Customer Deposits                                                       --                 369,390
   Accrued Expenses                                                   3,871,277             5,247,656
   Other Liabilities                                                    407,215               181,223
                                                             ------------------    ------------------
       Total Current Liabilities                                     93,975,875            89,355,995
                                                             ------------------    ------------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)



Stockholders' Equity
   Capital Stock-$.001 Par Value; 100,000,000 Shares
     Authorized; 40,978,533 and 31,225,642 Shares
     Issued and Outstanding at June 30, 2005 and
     September 30, 2004, respectively                                    40,978                31,226
   Additional Paid In Capital                                        27,572,874            12,052,845
   Accumulated Comprehensive Income (Loss)                               (1,669)                 (144)
   Reserves                                                           2,854,017             1,724,246
   Retained Earnings                                                 12,035,792             5,437,854
                                                             ------------------    ------------------
                                                                     42,501,992            19,246,027
                                                             ------------------    ------------------
Total Liabilities and Stockholders' Equity                          136,477,867           108,602,022
                                                             ==================    ==================





   The accompanying notes are an integral part of these financial statements.

                             CHINA BAK BATTERY, INC.
             (Formerly known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Operations
                For The Three Months Ended June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                          2005          2004
                                                           $             $
                                                      -----------   -----------
                                                        Restated      Restated

Revenues, Net of Returns                               24,154,543    15,183,988
Cost of Goods Sold                                     17,185,773    11,868,495
                                                      -----------   -----------
Gross Profit                                            6,968,770     3,315,493
                                                      -----------   -----------

Expenses:
   Selling Expense                                      1,102,337       476,533
   General and Administrative Expenses                  1,109,995       952,144
   Research and Development                               128,835       139,166
   Bad Debts Expense (Recovery)                           598,608      (334,746)
                                                      -----------   -----------
       Total Expenses                                   2,939,775     1,233,097
                                                      -----------   -----------

Operating Income                                        4,028,995     2,082,396
Other Expense
   Finance Costs                                          371,404       364,649
   Other Expense (Income)                                   8,745        (9,319)
                                                      -----------   -----------

Net Income Before Provision for Income Taxes            3,648,846     1,727,066

Provision for Income Taxes                                286,672       129,449
                                                      -----------   -----------

Net Income                                              3,362,174     1,597,617
                                                      ===========   ===========

Net Income Per Common and Common Equivalent Share:

Basic                                                        0.08          0.05
                                                      ===========   ===========
Diluted                                                      0.08          0.05
                                                      ===========   ===========

Weighted Average Number of Common and Common
Equivalent Shares Outstanding:

Basic                                                  40,978,533    31,225,642
                                                      ===========   ===========
Diluted                                                41,192,819    31,225,642
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Operations
                For The Nine Months Ended June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                          2005          2004
                                                           $             $
                                                      -----------   -----------
                                                        Restated      Restated

Revenues, Net of Returns                               75,159,215    46,934,456
Cost of Goods Sold                                     58,241,467    36,698,028
                                                      -----------   -----------
Gross Profit                                           16,917,748    10,236,428
                                                      -----------   -----------

Expenses:
     Selling Expense                                    2,926,502     1,316,929
     General and Administrative Expenses                2,984,736     2,908,007
     Research and Development                             314,626       345,471
     Bad Debts Expense (Recovery)                         944,095      (227,151)
                                                      -----------   -----------
         Total Expenses                                 7,169,959     4,343,256
                                                      -----------   -----------

Operating Income                                        9,747,789     5,893,172
Other Expense
     Finance Costs                                      1,333,118       522,629
     Other Expense                                         33,624         5,239
                                                      -----------   -----------

Net Income Before Provision for Income Taxes            8,381,047     5,365,304
Provision for Income Taxes                                650,514       226,843
                                                      -----------   -----------
Net Income                                              7,730,533     5,138,461
                                                      ===========   ===========
Net Income Per Common and Common Equivalent Share:

Basic                                                        0.21          0.16
                                                      ===========   ===========
Diluted                                                      0.21          0.16
                                                      ===========   ===========

Weighted Average Number of Common and Common
Equivalent Shares Outstanding:
Basic                                                  37,013,072    31,225,642
                                                      ===========   ===========
Diluted                                                37,124,854    31,225,642
                                                      ===========   ===========




   The accompanying notes are an integral part of these financial statements.


                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                For The Nine Months Ended June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                                       Par Value       Additional
                                                       Number of        Common           Paid in         Retained
                                                        Shares           Stock           Capital         Earnings
                                                                           $                $                $
                                                     -------------   -------------    -------------    -------------
                                                        Restated        Restated         Restated         Restated

Balance - September 30, 2003                            31,225,642          31,226        1,176,927        3,630,298
Capital Contribution                                          --              --         10,873,899             --
Net Income (Loss)                                             --              --               --          5,138,461
Transfer to Reserve                                           --              --               --           (753,960)
Deemed Distribution to Shareholders -
Intangible Assets                                             --              --               --         (3,866,088)
Foreign Currency Translation                                  --              --               --               --

                                                     -------------   -------------    -------------    -------------
Balance - June 30, 2004                                 31,225,642          31,226       12,050,826        4,148,711
                                                     -------------   -------------    -------------    -------------

Balance - September 30, 2004                            31,225,642          31,226       12,052,845        5,437,854
Recapitalization                                         1,152,458           1,152             --             (2,824)
Contribution of Cash by Stockholders                     8,600,433           8,600       16,991,400             --
Contribution of Cash from Stockholders
   Acquiring Shares of BAK International                      --              --         11,500,000             --
Distribution of Cash to Stockholders in
   Connection with Acquisition of Shares of
   BAK Battery                                                --              --        (11,500,000)            --
Cost of Raising Capital                                       --              --         (1,471,371)            --
Net Income                                                    --              --               --          7,730,533
Transfer to Reserves                                          --              --               --         (1,129,771)
Foreign Currency Translation                                  --              --               --               --

                                                     -------------   -------------    -------------    -------------
Balance - June 30, 2005                                 40,978,533          40,978       27,572,874       12,035,792
                                                     =============   =============    =============    =============





                                                                       All Other
                                                                     Comprehensive    Stockholders'
                                                        Reserves     Income (Loss)       Equity
                                                           $               $                $
                                                     -------------   -------------    -------------
                                                                                          Restated
Balance - September 30, 2003                               651,583             (49)       5,489,985

Capital Contribution                                          --              --         10,873,899
Net Income (Loss)                                             --              --          5,138,461
Transfer to Reserve                                        753,960            --               --
Deemed Distribution to Shareholders -
Intangible Assets                                             --              --         (3,866,088)
Foreign Currency Translation                                  --               (24)             (24)
                                                     -------------   -------------    -------------
Balance - June 30, 2004                                  1,405,543             (73)      17,636,233
                                                     -------------   -------------    -------------

Balance - September 30, 2004                             1,724,246            (144)      19,246,027
Recapitalization                                              --              --             (1,672)
Contribution of Cash by Stockholders                          --              --         17,000,000
Contribution of Cash from Stockholders Acquiring
   Shares of BAK International                                --              --         11,500,000
Distribution of Cash to Stockholders in Connection
   with Acquisition of Shares of BAK Battery                  --              --        (11,500,000)
Cost of Raising Capital                                       --              --         (1,471,371)
Net Income                                                    --              --          7,730,533
Transfer to Reserves                                     1,129,771            --               --
Foreign Currency Translation                                  --            (1,525)          (1,525)
                                                     -------------   -------------    -------------

Balance - June 30, 2005                                  2,854,017          (1,669)      42,501,992
                                                     =============   =============    =============






   The accompanying notes are an integral part of these financial statements.


                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Cash Flows
                For The Three Months Ended June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                                   2005           2004
                                                                    $              $
                                                               -----------    -----------
Cash Flows from Operating Activities
Net Income                                                       3,362,174      1,597,617
Adjustments to reconcile net income to net cash from
  operating activities:
     Bad debt expense (Recovery)                                   598,608       (334,746)
     Depreciation and Amortization                                 805,753        452,805
     Changes in Assets and Liabilities:
       Accounts Receivable                                      (6,937,384)    (2,569,990)
       Inventory                                                  (968,669)   (11,373,735)
       Prepaid Expenses                                             (9,851)    (8,729,862)
       Account Receivable - Related Party                          266,512       (191,131)
       Other Receivables                                            55,176     (1,318,402)
       Note Receivable                                             (45,518)        93,354
       Accounts Payable                                          2,669,338     10,699,405
       Customer Deposits                                          (208,450)        48,681
       Accrued Expenses                                            482,740     (2,559,693)
       Construction Costs Payable                                1,512,958        853,364
       Other Liabilities                                           (28,863)            10
       Land Use Right Payable                                         --        3,750,983
                                                               -----------    -----------
Net Cash Flows from Operating Activities                         1,554,524     (9,581,340)
                                                               -----------    -----------

Cash Flows from Investing Activities

     Acquisition of Land Use Rights                                   --       (4,029,038)
     Acquisition of Property and Equipment                      (3,499,367)    (3,980,237)
     Construction in Progress                                   (3,081,415)    (6,870,481)
     Investment in Intangible Assets                                  --          (36,000)
                                                               -----------    -----------

Net Cash Flows from Investing Activities                        (6,580,782)   (14,915,756)
                                                               -----------    -----------

Cash Flows from Financing Activities
     Proceeds from Borrowings                                   36,655,909     43,120,535
     Repayment of Borrowing                                    (29,350,774)   (12,242,289)
     Cash Pledged To Bank                                      (11,517,394)    (6,122,000)
     Deemed Distribution to Shareholders - Intangible Assets          --             --
     Proceeds from Issuance of Capital Stock                          --             --
                                                               -----------    -----------

Net Cash flows from Financing Activities                        (4,212,259)    24,756,246
                                                               -----------    -----------

Effect of Exchange Rate Changes on Cash                               --              (73)
                                                               -----------    -----------
Net Increase (Decrease) in Cash                                 (9,238,517)       259,077
Cash - Beginning of Period                                      10,886,298        874,662
                                                               -----------    -----------





Cash - End of Period                                             1,647,781      1,133,739
                                                               ===========    ===========
Supplemental Cash Flow Disclosures:
Interest Paid                                                      423,931        363,899
                                                               ===========    ===========

Income Taxes Paid                                                  311,231        179,770
                                                               ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                      Consolidated Statements of Cash Flows
                For The Nine Months Ended June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)

                                                         2005           2004
                                                          $              $
                                                     -----------    -----------
                                                       Restated
Cash Flows from Operating Activities
Net Income                                             7,730,533      5,138,461
   Adjustments to reconcile net income to net
   cash from operating activities:
   Bad debt expense (Recovery)                           944,095       (227,151)
   Depreciation and Amortization                       2,302,792      1,041,425
   Changes in Assets and Liabilities:
     Accounts Receivable                             (17,001,081)    (8,581,859)
     Inventory                                        16,442,224    (16,569,448)
     Prepaid Expenses                                   (196,956)   (11,951,915)
     Account Receivable - Related Party                  615,616       (778,780)
     Other Receivables                                   131,679     (1,737,873)
     Note Receivable                                    (271,856)      (165,471)
     Accounts Payable                                 (3,090,643)    19,841,706
     Customer Deposits                                  (369,390)      (568,827)
     Accrued Expenses                                 (1,376,379)        17,586
     Construction Costs Payable                       (2,285,585)       853,364
     Other Liabilities                                   205,992         60,419
     Land Use Right Payable                                  272      3,750,983
                                                     -----------    -----------

Net Cash Flows from Operating Activities               3,781,313     (9,877,380)
                                                     -----------    -----------

Cash Flows from Investing Activities
   Recapitalization                                       18,328           --
   Acquisition of Land Use Rights                           --       (4,029,038)
   Acquisition of Property and Equipment             (16,382,214)    (7,683,891)
   Construction in Progress                           (1,071,377)   (17,713,807)
   Investment in Intangible Assets                          --          (41,225)
                                                     -----------    -----------

Net Cash Flows from Investing Activities             (17,435,263)   (29,467,961)
                                                     -----------    -----------

Cash Flows from Financing Activities
Proceeds from Borrowings                              85,405,447     63,964,116
Repayment of Borrowing                               (73,889,834)   (23,814,848)
Cash Pledged To Bank                                 (14,953,162)    (7,348,900)
Deemed Distribution to Shareholders -
    Intangible Assets                                       --       (3,866,088)
Proceeds from Issuance of Capital Stock               15,528,629     10,873,899
Contribution of Cash from Stockholders
   Acquiring Shares of BAK International              11,500,000           --
Distribution of Cash to Stockholders in
   Connection with the Acquisition of Shares
   of BAK Battery                                    (11,500,000)          --
                                                     -----------    -----------

       Net Cash flows from Financing
       Activities                                     12,091,080     39,808,179
                                                     -----------    -----------

Effect of Exchange Rate Changes on Cash                   (1,525)           (24)
                                                     -----------    -----------

Net Increase (Decrease) in Cash                       (1,564,395)       462,814
Cash - Beginning of Period                             3,212,176        670,925
                                                     -----------    -----------

Cash - End of Period                                   1,647,781      1,133,739
                                                     ===========    ===========

Supplemental Cash Flow Disclosures:
   Interest Paid                                       1,298,634        490,107
                                                     ===========    ===========
   Income Taxes Paid                                     449,245        179,770
                                                     ===========    ===========
   Recapitalization                                       (1,672)          --
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


4.   STOCK BASED COMPENSATION (cont'd)


                                 Maximum %
     Numbers of shares          exercisable           Initial Vesting Date
     -----------------          -----------           --------------------
         800,000                    40%                   July 1, 2007
         600,000                    30%                  January 1, 2008
         600,000                    30%                   July 1, 2008
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


4.   STOCK BASED COMPENSATION (cont'd)


                                                    Three Months Ended            Nine Months
                                                          June 30,               Ended June 30,
                                                 ------------------------   ------------------------
                                                    2005          2004         2005          2004
                                                 ----------    ----------   ----------    ----------
                                                                             Restated
Net income (loss) As reported                    $3,362,174    $1,597,617   $7,730,533    $5,138,461
Add: total stock-based compensation expense            --            --           --            --
included in net income, net of related tax
effects
Deduct: total stock-based compensation expense     (335,674)         --       (335,674)         --
determined under fair value, net of related      ----------    ----------   ----------    ----------
tax effects

Pro forma                                        $3,026,500    $1,597,617   $7,394,859    $5,138,461
Net income (loss) per common share As reported
Basic                                                 $0.08         $0.05        $0.21         $0.16
Diluted                                               $0.08         $0.05        $0.21         $0.16
Pro forma
Basic                                                 $0.07         $0.05        $0.20         $0.16
Diluted                                               $0.07         $0.05        $0.20         $0.16

     For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004:

                                Three Months Ended            Nine Months
                                      June 30,               Ended June 30,
                             ------------------------   ------------------------
                                2005          2004         2005          2004
                             ----------    ----------   ----------    ----------
Dividend Yield                    0.00%        N/A           0.00%        N/A
Expected volatility              59.85%        N/A          59.85%        N/A
Risk-free interest rate           4.12%        N/A           4.12%        N/A
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

     In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time - Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


5.   RECENTLY ISSUED ACCOUNTING STANDARDS (cont'd.)

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


8.   COMMITMENTS AND CONTINGENCIES (cont'd)

     A.   Contingent Liabilities



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

          2. 2005 - USD$ 1,715,399 Guaranteed for Shenzhen Tongli, a non-related party; 2005 - USD$ 1,208,153 Guaranteed for Shenzhen Zhengda, a non-related party; 2005 - USD$ 289,978 Notes Receivable Discounted:

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


8.   COMMITMENTS AND CONTINGENCIES (cont'd)

     A.   Contingent Liabilities

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


8.   COMMITMENTS AND CONTINGENCIES (cont'd)

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

10.  RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS

     a). Based on comments from the Securities and Exchange Commission, the Company amended the consolidated balance sheets as of June 30, 2005 and September 30, 2004, the consolidated statements of operations for the nine months ended June 30, 2005, the consolidated statements of changes in stockholders' equity for the nine months ended June 30, 2005 and 2004, the consolidated statement of cash flows for the nine months ended June 30, 2005, and extended or modified certain notes to the consolidated financial statements to provide additional information as detailed below. The restatements were made to retroactively reflect that 1,152,458 shares of common stock of Medina Coffee, Inc. were outstanding immediately prior to the share exchange and the resulting recapitalization. (See Note 2). The effect of the restatement was to decrease common stock outstanding as of the earliest date presented with a corresponding increase to additional paid in capital. The restatement also subsequently decreased retained earnings with corresponding increases in common stock outstanding and net income as a result of the recapitalization transaction. The restatement had no effect on total stockholders equity in the accompanying financial statements.

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


10.  RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)



     The following table presents the effects of the aforementioned amendments to the consolidated financial statements

                                                  As of and for the Nine Months
                                                      Ended June 30, 2005
                                                 ------------------------------
                                                                  As previously
                                                  As restated       reported
                                                     (USD$)          (USD$)
                                                 -------------    -------------
     Common Stock                                       40,978           40,978
     Additional Paid in Capital                     27,572,874       27,571,722
     Retained Earnings                              12,035,792       12,036,944
     Net Income                                      7,730,533        7,728,861
     Net Cash Flows from Operating Activities        3,781,313        3,799,641
     Net Cash Flows from Investing Activities      (17,435,263)     (17,453,591)


                                                    As of September 30, 2004
                                                 ------------------------------
                                                                  As previously
                                                  As restated       reported
                                                     (USD$)          (USD$)
                                                 -------------    -------------
     Common Stock                                       31,226           32,378
     Additional Paid in Capital                     12,052,845       12,051,693
     Retained Earnings                               5,437,854        5,437,854


                                                      As of June 30, 2004
                                                 ------------------------------
                                                                  As previously
                                                  As restated       reported
                                                     (USD$)          (USD$)
                                                 -------------    -------------
     Common Stock                                       31,226           32,378
     Additional Paid in Capital                     12,050,826       12,049,674
     Retained Earnings                               4,148,711        4,148,711

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


10.  RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

                                                     As of September 30, 2003
                                                  ------------------------------
                                                                   As previously
                                                   As restated       reported
                                                      (USD$)          (USD$)
                                                  -------------    -------------
     Common Stock                                        31,226           32,378
     Additional Paid in Capital                       1,176,927        1,175,775
     Retained Earnings                                3,630,298        3,630,298


     The following notes have been extended or modified to provide additional information - notes 2, 3 and 4).

     b). Based on further comments from the Securities and Exchange Commission, the company amended the consolidated statements of operations in the accompanying financial statements as detailed below. The restatements were made to reclassify depreciation and amortization expense from a separate item in operating expenses into cost of goods sold, selling expenses and general and administrative expenses. The effect of the restatement was to decrease gross profit in each of the years. The restatement had no effect on operating income or net income in any of the years.

     The following table presents the effects of the aforementioned amendments to the consolidated statements of operations.

                                                    For the Three Months Ended
                                                          June 30, 2005
                                                  ------------------------------
                                                                   As previously
                                                   As restated       reported
                                                      (USD$)          (USD$)
                                                  -------------    -------------
     Gross Profit                                     6,968,770        7,606,945

                                                    For the Three Months Ended
                                                          June 30, 2004
                                                  ------------------------------
                                                                   As previously
                                                   As restated       reported
                                                      (USD$)          (USD$)
                                                  -------------    -------------
     Gross Profit                                     3,315,493        3,741,557

                             CHINA BAK BATTERY, INC.
             (Formerly Known as Medina Coffee, Inc.) and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004
                        (Amounts Expressed in US Dollars)
                                   (Unaudited)


10.  RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

                                                    For the Nine Months Ended
                                                          June 30, 2005
                                                  ------------------------------
                                                                   As previously
                                                   As restated       reported
                                                      (USD$)          (USD$)
                                                  -------------    -------------
     Gross Profit                                    16,917,748       18,872,317


                                                    For the Nine Months Ended
                                                          June 30, 2004
                                                  ------------------------------
                                                                   As previously
                                                   As restated       reported
                                                      (USD$)          (USD$)
                                                  -------------    -------------
     Gross Profit                                    10,236,428       11,220,758

     Depreciation expense is included in the statements of operations as follows:

                                                     Three Months Ended June 30,
                                                         2005           2004
                                                     ------------   ------------
                                                           $              $

     Cost of Goods Sold                                   638,175        426,064
     Selling Expenses                                     126,478          1,893
     General and Administrative Expenses                   38,700         23,390
                                                     ------------   ------------
     Total Depreciation Expense                           803,353        451,347
                                                     ============   ============

                                                      Nine Months Ended June 30,
                                                         2005           2004
                                                     ------------   ------------
                                                           $              $

     Cost of Goods Sold                                 1,945,803        979,066
     Selling Expenses                                     247,672          6,100
     General and Administrative Expenses                  104,104         53,761
                                                     ------------   ------------
     Total Depreciation Expense                         2,297,579      1,038,927
                                                     ============   ============

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

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10 QSB to "we," "us," or "our" are to the combined business of China BAK Battery, Inc. ("CBBI") and its wholly-owned direct subsidiary, BAK International, Ltd. ("BAK International") and BAK International's wholly-owned subsidiary, Shenzhen BAK Battery Co., Ltd. ("BAK Battery"). References to "China" or to the "PRC" are references to the People's Republic of China. All references to "dollars" or "$" refers to United States dollars.

Overview

CBBI is a holding company whose China-based subsidiaries, BAK International and BAK Battery, are focused on the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. We also have internal research and development facilities engaged primarily in furthering lithium ion and lithium polymer related technologies. We believe that our technologies allow us to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available. We have focused on manufacturing a family of replacement lithium batteries for mobile phones. We also supply rechargeable lithium ion batteries for use in various other portable electronic applications, including high-power handset telephones, laptop computers, digital cameras, video camcorders, MP3 players and general industrial applications. We manufacture three types of batteries: steel cell, aluminum cell and cylindrical cell. We deliver our products to packing plants operated by third parties where the bare cells are packed in accordance with specifications established by certain manufacturers of mobile phones and other electronic products. We operate sales and service branches in six principal coastal cities and Beijing in the Peoples Republic of China. The majority of our income is generated from the sale of steel cells. However, we believe there is growth potential for aluminum and cylindrical cells because of their wide applications. Our current growth strategy includes entering into the original equipment manufacture ("OEM") battery market for top mobile phone brands and portable electronic applications worldwide. We have developed a program for producing high power lithium ion battery cells which may allow us inroads into additional battery markets such as those for power tools. We have begun marketing our high power lithium ion battery cells; however, we have not yet received any revenues from the sale of this product.

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

Gross Profit

Gross profit for the three months ended June 30, 2005 was approximately $6.97 million or 28.9% of revenues as compared to gross profit of approximately $3.32 million or 21.8% of revenues for the same period of the prior year. The increase in gross profit, as a percentage of revenues, resulted primarily from a combination of increased unit selling prices and decreased unit manufacturing costs of steel cell batteries stemming from a decrease in prices for most raw materials used in the steel case cell manufacturing process, and an increase of finished goods rate in the manufacturing process. Steel case cell battery selling prices increased by 7.8% during the period, while cost of steel case cell units decreased by about 9.6%, resulting in an overall increase in gross profit from 15.65% to 30.11% of revenues. In the aluminum case cell market, price increases averaged 2.89% and unit costs increased by 2.99%, thereby reducing gross profit. As such, gross profits in aluminum case segment decreased from 26.51% to 24.80% of revenues. Prior to 2004, we sold our products primarily into the replacement battery market (as opposed to the OEM market). Products in the replacement market face lower prices and, consequently, lower gross profit margins. We are continuing to pursue a strategy of increasing sales into the higher profit margin OEM segment.

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

Selling Expenses

Selling expenses increased to approximately $1.1 million for the three month period ended June 30, 2005 as compared to approximately $477,000 for the same period of the prior year, an increase of approximately $626,000 or about 131.3%, due to additional salary expense relating to additional employees in sales and marketing as well as increased sales and marketing efforts, which contributed to increased sales.

Salaries related to selling efforts increased to approximately $603,000 from approximately $238,000 for the same period of the prior year, an increase of approximately $365,000. We had 86 employees engaged in sales and marketing as of June 30, 2005 as compared to 63 as of June 30, 2004. As a result of the introduction of a formal and coordinated marketing campaign and increased professional advertisements and exhibitions, marketing expenses increased to approximately $190,600 from approximately $151,000 incurred in the same period of the prior year, an increase of approximately $39,600. Transportation, filing fees, trademarks, depreciation and other related selling and marketing expenses increased to approximately $308,900 from approximately $87,800 for the same period of the prior year, an increase of approximately $221,100 and due to the increased selling effort. Marketing or advertising costs consist primarily of promoting ourselves and our products through printed advertisements in trade publications and displaying our products through attendance of industry trade exhibitions. We do not pay slotting fees, engage in cooperative advertising programs, participate in buydown programs or similar arrangements. No material estimates are required to determine our marketing or advertising costs.

General and Administrative Expenses

General and administrative expenses increased to approximately $1.1 million for the three months ended June 30, 2005 as compared to approximately $952,000 for the same period of the prior year, an increase of approximately $157,900 or 16.6%. The increase in general and administrative expenses was due in part to the increase in the number of employees. As a percentage of revenues, general and administrative expenses were 4.6% and 6.3% as of June 30, 2005 and June 30, 2004, respectively. Despite increased general and administrative expense, we believe that general and administrative expenses remain manageable relative to revenues.

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

Gross Profit

Gross profit for the nine months ended June 30, 2005 was approximately $16.9 million or 22.5% of revenues as compared to gross profit of approximately $10.2 million or 21.8% of revenues for the same period of the prior year. The increase in gross profit, as a percentage of revenues, primarily resulted from increased gross profit of steel case cell batteries resulting from increased unit selling prices and decreased unit costs. Steel case cell battery selling prices increased by 3% during the period, while cost of steel case cell units decreased by about 7%, resulting in an overall increase in gross profit from 15.15% to 22.96% of revenues. In the aluminum case cell market, price decreases averaged 4% and unit costs increased by 13%, thereby reducing gross profit. As a result, gross profits in aluminum case segment decreased from 28.28% to 14.85% of revenues. Prior to 2004, we sold our products primarily into the replacement battery market (as opposed to the OEM market). Products in the replacement market face lower prices and, consequently, lower gross profit margins. We are continuing to pursue a strategy of increasing sales into the higher profit margin OEM segment.

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

Selling Expenses

Selling expenses increased to approximately $2.93 million for the nine month period ended June 30, 2005 as compared to approximately $1.32 million for the same period of the prior year, an increase of approximately $1.61 million or about 122.2%, due to additional salary expense relating to additional employees in sales and marketing as well as increased sales and marketing efforts, which contributed to increased sales.

Salaries related to selling efforts increased to approximately $1.55 million from approximately $0.52 million for the same period of the prior year, an increase of approximately $1.03 million. We had 86 employees engaged in sales and marketing as of June 30, 2005 as compared to 63 as of June 30, 2004. As a result of the introduction of a formal and coordinated marketing campaign, marketing expenses increased to approximately $0.69 million from approximately $0.59 million incurred in the same period of the prior year, an increase of approximately $0.10 million. Increases in transportation, filing fees, trademarks, depreciation and other related selling and marketing expenses resulting from the increased selling and marketing efforts accounted for the majority of the increase.

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

General and Administrative Expenses

General and administrative expenses increased to approximately $2.98 million for the nine months ended June 30, 2005 as compared to approximately $2.91 million for the same period of the prior year, an increase of approximately $77,000 or 2.6%. The increase in general and administrative expenses was due in part to the increase in the number of employees. As a percentage of revenues, general and administrative expenses were 4.0% and 6.2% as of June 30, 2005 and June 30, 2004, respectively. Despite increased general and administrative expense, we believe, general and administrative expenses remained manageable relative to revenues.

Salaries and benefits,  including  training,  increased to  approximately  $1.52 million for the six month period ended June 30, 2005 from approximately $0.44 million for the six month period ended June 30, 2004, an increase of approximately $1.08 million or 245%. We had 182 employees in machinery and engineering positions as of June 30, 2005, as compared to 31 employees as of the same period for the prior year. Increases in office expenses, insurance, professional fees, maintenance, recruitment, and other administrative expenses accounted for the remainder of the increase in this category. These increases were offset by reductions in inventory cost for nine months ended June 30, 2005 compared to the comparable period in fiscal 2004.

Research and Development Expenses

Research and development expenses decreased to approximately $314,600 for the nine months ended June 30, 2005 as compared to approximately $345,500 for the same period of the prior year, a decrease of approximately $30,900 or 8.9%. The reduction in these expenses was the result of reduced materials purchases.

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

Finance Costs

Finance costs increased to approximately $1.33 million for the nine month period ended June 30, 2005 as compared to approximately $523,000 for the same period of the prior year, an increase of approximately $807,000 or 155%. The increased costs resulted from an increase in the aggregate amount of our debt outstanding, some of which debt bore interest at higher rates during the nine months ended June 30, 2005 than was the case in the comparable period in the prior fiscal year. We had approximately $61 million in short term loans and notes payable as of June 30, 2005 as compared to approximately $50 million outstanding as of June 30, 2004. Short term loans and notes payable are comprised of various short term bank loans and promissory notes, with interest ranging from 5.02 % to 6.14 %, and maturities of generally less than twelve months. The increase in interest bearing debt caused the increase in finance costs. The funds were used for working capital purposes based on the increase in revenues.

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

We currently believe that we will be able to extend the maturities of our short-term debt, but if we are not able to do so, we will have to refinance such short-term debt as it becomes due or to repay that debt to the extent we have cash available from operations or from the proceeds of additional issues of capital stock sufficient to repay such maturing debt.

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

As of June 30, 2005, principal and interest payments due under our contractual obligations were as follows:

                                              Payment Due
                                             (In thousands)
                       ---------------------------------------------------------
                                   Less than                           More than
                         Total      1 Year     1-3 Years   3-5 Years    5 Years
                       ---------------------------------------------------------
Term Debt              $  37,516   $  37,516        --          --          --
Lines of Credit        $  23,889   $  23,889        --          --          --
Operating Leases       $     114   $      61   $      53        --          --
                       ---------   ---------   ---------   ---------   ---------
Total Payments Due     $  61,519   $  61,466   $      53        --          --
                       =========   =========   =========   =========   =========


As of June 30, 2005, we had the following principal amounts outstanding under our credit facilities and other debt agreements:

                                                                           Maximum
                                                                            Amount     Amount
                                                                          Available   Borrowed
                                                                          ---------   ---------
                                                                              June 30, 2005
                                                                              (In thousands)
Comprehensive Credit Facility - Agricultural Bank of China ............   $  24,165   $  22,765
Comprehensive Credit Facility - Shenzhen Development
   Bank ...............................................................   $  18,124   $  10,874
Comprehensive Credit Facility - Shuibei Branch, Shenzhen
   Commercial Bank ....................................................   $   6,041   $   5,998
Comprehensive Credit Facility - Binhai Branch and
   Shenzhen Branch, China Minsheng Bank ...............................   $   4,833   $   4,833
                                                                          ---------   ---------
         Total for Credit Facilities ..................................   $  53,163   $  44,470
                                                                          ---------   ---------

Other borrowings from Agricultural Bank of China ......................               $   5,604
Other borrowings from Shenzhen Development Bank .......................               $   5,739
Other borrowings from Shuibei Branch, Shenzhen Commercial Bank ........               $     763
Other borrowings from Binhai Branch and Shenzhen Branch, China Minsheng
         Bank .........................................................               $   4,829
                                                                                      ---------

Total for Other Borrowings.............................................               $  16,935
                                                                                      ---------
   Total ..............................................................               $  61,405
                                                                                      =========



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

On July 29, 2005, BAK Battery entered into a Comprehensive Credit Facility Agreement with the Agricultural Bank under which BAK Battery borrowed US$6,180,470 at an annual interest rate of 5.2722% pursuant to a loan agreement also entered into on July 29, 2005. This loan matures on January 29, 2006, and interest is payable monthly. On August 12, 2005, BAK Battery borrowed US$2,101,360 from the Shuibei Branch, Shenzhen Commercial Bank under BAK Battery's Comprehensive Credit Facility Agreement with that bank. This loan matures April 22, 2006, and bears interest at an annual rate of 5.022%, with interest payable monthly.

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

Off-Balance Sheet Transactions

In the ordinary course of business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related to or unrelated to the Company. Conversely, The Company's debt with lenders may also be guaranteed by other parties whether they are related or unrelated to the Company. Under generally accepted accounting principles, these transactions may not be recorded on the balance sheet of China BAK, Inc. or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off balance sheet arrangements would result from our loan guaranties in which China BAK, Inc. would provide contractual assurance of the debt or provide guaranty the timely re-payment of principal and interest of the guaranteed party. Typically, no fees are received for this service. Thus in those transactions, China BAK, Inc. would have a contingent obligation related to the guaranty of payment in the event the underlying loan to the borrower enters into default.

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

China BAK, Inc. had contingent guaranty obligations at June 30, 2005 requiring recognition or disclosure under FIN 45. The Company has at June 30, 2005 guaranteed the timely re-payment of principal and interest of three parties to a bank. The maximum amount of our exposure for those guaranties at June 30, 2005 was $2,923,552. Also, on September 16, 2005, BAK Battery agreed to guarantee the indebtedness of a third party, Shenzhen Tongli Hi-Tech Co., Ltd. The maximum amount of the guarantee by BAK Battery at September 30, 2005 was US$ 1.9 million. No revenue, expenses or cash flows arose from these arrangements during the period.

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

Risks Related to Our Business

We have significant short-term debt obligations, which mature in less than one year. Failure to extend those maturities of, or to refinance, that debt could result in defaults, in certain instances, and foreclosures on our assets.

As of June 30, 2005, we had approximately $61.40 million of short-term loans and notes payable maturing in less than one year, a substantial portion of which is secured by the pledge of certain of our assets. That collateral includes inventory, machinery and equipment and, cash and cash equivalents which, at June 30, 2005, were in the aggregate amount of $23.08 million. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would result in a substantial disruption in our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significant restrict our ability to operate, including terms that place limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

Our indebtedness adversely affects our ability to fund our operations and to compete effectively.

The amount of our indebtedness to lenders, which was $61.40 million, as of June 30, 2005, is substantial compared to our assets, stockholders' equity and our operating cash flow. That indebtedness limits our ability to fund our operations through our operating cash flow and to compete effectively. Among other things, our indebtedness:

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

Our largest customer accounted for 14.71% of our revenues for the fiscal year ended September 30, 2004 and 8.90% for the nine months ended June 30, 2005. Our seven largest customers accounted for approximately 43.74% of our revenues for the fiscal year ended September 30, 2004 and 44.24% during the period from October 1, 2004 through June 30, 2005. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products.

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

As there is only limited trading activity in our securities, the sale of a substantial amount of our common stock in the market over a relatively short period of time could result in significant fluctuations in the market price of our common stock and could cause our common stock price to fall. We have filed with the Securities and Exchange Commission a registration statement on Form SB-2 (file number 333-122209), as amended, registering the resale of 9,934,762 shares of our common stock by certain selling stockholders as described therein. If and when such registration statement is declared effective, the offers and sales of the shares covered by such registration statement by those selling stockholders could adversely affect the price for shares of our common stock in the open market.

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

ITEM 3.  CONTROLS AND PROCEDURES

Previously, in connection with our Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the fiscal quarter ended June 30, 2005, filed with the Securities and Exchange Commission on September 1, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, and concluded that our disclosure controls and procedures were effective as of June 30, 2005. However, as a result of comments we received from the Securities and Exchange Commission (the "Commission") in connection with another filing with the Commission, we amended our consolidated balance sheets as of June 30, 2005 and September 30, 2004, the consolidated statements of operations for the nine months ended June 30, 2005, the consolidated statements of changes in stockholders' equity for the nine months ended June 30, 2005 and 2004, the consolidated statement of cash flows for the nine months ended June 30, 2005, and supplemented or modified certain notes to its consolidated financial statements as such dates and for such periods to provide additional information to reflect retroactively that 1,152,458 shares of our common stock were outstanding immediately prior to the exchange of shares of our common stock for the outstanding shares of BAK International Co., Ltd. and the resulting recapitalization that occurred on January 20, 2005. The effect of the restatement was to decrease common stock outstanding as of the earliest date presented with a corresponding increase to additional paid in capital. The restatement also subsequently decreased retained earnings with corresponding increases in common stock outstanding and net income as a result of the recapitalization transaction. The restatement had no effect on total stockholders equity in the accompanying financial statements. As a result of further comments we received from the Commission in connection with such other filing made with the Commission, we have amended the consolidated statements of operations for the three months and nine months ended June 30, 2005 and 2004 to reclassify depreciation and amortization expense from a separate item in operating expenses to include it in cost of goods sold, selling expenses and general and administrative expenses. The effect of this restatement was to decrease gross profit in each of the periods for which the classification occurred. The restatement had no effect on operating income or net income in any of the periods presented. For further details, see Note 10, "RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS" to the consolidated financial statements found at Part I, Item 1.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the changes that are described above.

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we reevaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2005. As a result of the restatements described above, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

PART II. OTHER INFORMATION

ITEM 1.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2005 we granted stock options exercisable for an aggregate of 2,000,000 shares of our common stock to approximately 55 individuals in consideration for services rendered pursuant to China BAK Battery, Inc.'s Stock Option Plan, each of which had an exercise price of $6.25 per share.

ITEM 2.  OTHER INFORMATION

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

ITEM 3.  EXHIBITS

The following documents are filed as part of this report:

Number         Description

10.1 Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. And Longgang Branch, Agricultural Bank of China dated as of May 20, 2005

10.2 Summary of Guaranty Contract of Maximum Amount by and between BAK International Co., Ltd. and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005.*

10.3 Guaranty Contract of Maximum Amount by and between Xiangqian Li and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005.*

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