Form 10QSB
period 2005-12-31
CHINA BAK BATTERY INC
filed 2006-02-09
CIK 1117171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

                        Commission file number 000-49712


                             China BAK Battery, Inc.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               88-0442833
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                               BAK Industrial Park
                                No. 1 BAK Street
                        Kuichong Town, Lunggang District
                   Shenzhen, People's Republic of China 518119
                    (Address of principal executive offices)

                               (86 755) 897-70060
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [_].

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes [ ] No [X ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of February 3, 2006: 48,878,396 shares of common stock.

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION................................................3

     Item 1. Financial Statements..............................................3

     Item 2.  Management's Discussion and Analysis or Plan of Operation.......10

     Item 3.  Controls and Procedures.........................................31

PART II -- OTHER INFORMATION..................................................32

     Item 1.  Legal Proceedings...............................................32

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....32

     Item 3.  Defaults Upon Senior Securities.................................32

     Item 4.  Submission of Matters to a Vote of Security Holders.............32

     Item 5.  Other Information...............................................33

     Item 6.  Exhibits .......................................................33


PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements



                             CHINA BAK BATTERY, INC.
                           Consolidated Balance Sheets
                 As of December 31, 2005 and September 30, 2005
           (Amounts expressed in US Dollars, except number of shares)

                                     Assets
                                                              December 31, 2005    September 30, 2005
                                                             ------------------    ------------------
                                                                      $                     $
                                                                  Unaudited
Current Assets
     Cash                                                            11,368,998            33,055,784
     Cash -Restricted                                                24,891,394            19,392,280
     Accounts Receivable, Net                                        40,650,896            43,379,754
     Inventories                                                     36,885,868            21,696,226
     Prepaid Expenses                                                 1,748,264             1,448,119
     Notes Receivable                                                 9,365,328               484,028
     Accounts Receivable - Related Party                                 21,588               271,873
                                                             ------------------    ------------------
         Total Current Assets                                       124,932,336           119,728,064
                                                             ------------------    ------------------

Long-Term Assets
     Property, Plant, & Equipment                                    72,067,498            52,160,610
     Construction in Progress                                         5,198,860            17,804,181
     Land Use Rights                                                  3,255,562             3,246,791
     Less Accumulated Depreciation                                   (7,085,873)           (5,873,954)
                                                             ------------------    ------------------
         Long-term Assets, Net                                       73,436,047            67,337,628
                                                             ------------------    ------------------

Other Assets
     Other Assets                                                       546,585               566,703
     Intangible Assets, Net                                              52,325                53,379
                                                             ------------------    ------------------
         Total Other Assets                                             598,910               620,082
                                                             ------------------    ------------------

         Total Assets                                               198,967,293           187,685,774
                                                             ==================    ==================

                      Liabilities and Stockholders' Equity

Current Liabilities
     Accounts Payable                                                22,159,947            17,836,561
     Bank Loans, Short Term                                          39,032,490            39,545,230
     Notes Payable                                                   33,605,163            29,577,308
     Land Use Rights Payable                                          2,970,563             2,962,560
     Construction Costs Payable                                       3,899,249             5,241,883
     Customer Deposits                                                1,329,579               655,065
     Accrued Expenses                                                 3,494,288             3,196,594
     Other Liabilities                                                  512,718               712,506
                                                             ------------------    ------------------
         Total Current Liabilities                                  107,003,997            99,727,707
                                                             ------------------    ------------------

CONTINGENCIES AND COMMITMENTS (NOTE 5)

Stockholders' Equity
     Capital Stock-$.001 Par Value; 100,000,000
     Shares Authorized; 48,878,396 Shares
     Issued and Outstanding                                              48,878                48,878
     Additional Paid In Capital                                      68,012,808            68,012,808
     Accumulated Comprehensive Income                                   579,854               362,728
     Reserves                                                         4,274,047             3,688,989
     Retained Earnings                                               19,047,709            15,844,664
                                                             ------------------    ------------------
              Total Stockholders' Equity                             91,963,296            87,958,067
                                                             ------------------    ------------------
         Total Liabilities and Stockholders' Equity                 198,967,293           187,685,774
                                                             ==================    ==================




   The accompanying notes are an integral part of these financial statements.

                             CHINA BAK BATTERY, INC.
                      Consolidated Statements of Operations
              For The Three Months Ended December 31, 2005 and 2004
           (Amounts expressed in US Dollars, except number of shares)
                                   (Unaudited)
                                                         2005           2004
                                                     -----------    -----------
                                                          $              $

Revenues, Net of Returns                              26,103,750     25,126,265

Cost of Goods Sold                                    19,024,027     20,743,021
                                                     -----------    -----------

Gross Profit                                           7,079,723      4,383,244
                                                     -----------    -----------

Expenses:
     Selling                                           1,115,297        808,276
     General and Administrative                        1,472,431      1,151,756
     Research and Development                            241,333         20,020
     Bad Debts                                           255,488         51,235
                                                     -----------    -----------
         Total Expenses                                3,084,549      2,031,287
                                                     -----------    -----------

Operating Income                                       3,995,174      2,351,957
Other Expenses (Income):
     Finance Costs                                       384,889        389,650
     Other Expenses (Income)                            (308,822)        16,120
                                                     -----------    -----------

Net Income Before Provision for Income Taxes           3,919,107      1,946,187

Provision for Income Tax                                 131,004        144,067
                                                     -----------    -----------

Net Income                                             3,788,103      1,802,120
                                                     ===========    ===========

Net Income Per Common and Common Equivalent Share:

Basic                                                       0.08           0.06
                                                     ===========    ===========

Diluted                                                     0.08           0.06
                                                     ===========    ===========
Weighted Average Shares Outstanding:

Basic                                                 48,878,396     31,225,642
                                                     ===========    ===========

Diluted                                               49,242,404     31,225,642
                                                     ===========    ===========






   The accompanying notes are an integral part of these financial statements.


                             CHINA BAK BATTERY, INC.
                      Consolidated Statements of Cash Flows
              For The Three Months Ended December 31, 2005 and 2004
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                                           2005           2004
                                                       -----------    -----------
                                                            $              $
Cash Flows from (used for) Operating Activities
Net Income                                               3,788,103      1,802,120
Adjustments to Reconcile Net Income to Net Cash from
Operating Activities:
     Bad Debts Expense                                     255,488         51,235
     Depreciation and Amortization                       1,213,116        754,727
     Writedown of Inventory                                460,275           --
     Changes in Assets and Liabilities:
         Accounts Receivable                             2,512,194     (5,947,411)
         Inventories                                   (15,592,023)    10,235,226
         Prepaid Expenses                                 (300,145)       921,473
         Notes Receivable                               (8,881,301)      (437,523)
         Accounts Receivable - Related Party               250,286        378,413
         Other Assets                                       20,118        (67,767)
         Accounts Payable                                4,323,386     (2,786,974)
         Land Use Rights Payable                              (768)           272
         Construction Costs Payable                     (1,342,634)       746,559
         Customer Deposits                                 674,514       (137,346)
         Accrued Expenses                                  297,695     (2,664,062)
         Other Liabilities                                (199,788)           271
                                                       -----------    -----------

Net Cash Flows from (used for) Operating Activities    (12,521,484)     2,849,213
                                                       -----------    -----------

Cash Flows from (used for) Investing Activities
     Acquisition of Property, Plant and Equipment      (19,906,888)    (1,300,986)
     Construction in Progress                           12,605,321     (3,370,433)
                                                       -----------    -----------

Net Cash Flows used for Investing Activities            (7,301,567)    (4,671,419)
                                                       -----------    -----------

Cash Flows from (used for) Financing Activities
     Proceeds from Borrowings                           27,529,782     21,519,898
     Repayment of Borrowings                           (24,014,667)   (18,844,328)
     Cash Pledged To Bank                               (5,499,114)      (806,951)
                                                       -----------    -----------

Net Cash Flows from (used for) Financing Activities     (1,983,999)     1,868,619
                                                       -----------    -----------

Effect of Exchange Rate Changes on Cash                    120,264         (1,525)
                                                       -----------    -----------

Net Increase (Decrease) in Cash                        (21,686,786)        44,888

Cash - Beginning of Period                              33,055,784      3,212,176
                                                       -----------    -----------
Cash - End of Period                                    11,368,998      3,257,064
                                                       ===========    ===========

Supplemental Cash Flow Disclosures:
Interest Paid                                              425,214        313,195
                                                       ===========    ===========
Income Taxes Paid                                          195,491         94,858
                                                       ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             CHINA BAK BATTERY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of China BAK Battery, Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB, and other reports filed with the SEC.

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

         The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America and include the accounts of BAK International Limited ("BAK International"), Shenzhen BAK Battery Co, Ltd. ("BAK") and BAK Electronics (Shenzhen) Co., Ltd. for all periods presented. All significant intercompany balances and transactions have been eliminated on consolidation.

         On January 10, 2006, BAK International completed the formation of a new wholly owned China-based subsidiary, BAK Electronic (Shenzhen) Co., Ltd., focused on the manufacture, research, development and distribution of polymer lithium ion rechargeable batteries for use in cellular telephones as well as various other portable electronic devices, including high-power handset telephone, laptop computers, digital cameras, video camcorders, MP3 players, MP4 players and general industrial applications.


2.       CASH - RESTRICTED

         The Company's cash - restricted at December 31, 2005 is summarized as follows:

                                                                                   $
         Time deposits pledged as collateralfor letter of credit facilities     5,978,762

         Cash pledged as a guarantee for notes payable                         18,912,632
                                                                               ----------

         Total cash - restricted                                               24,891,394
                                                                               ==========



3.       INVENTORIES

         The Company's inventories at December 31, 2005 and September 30, 2005 are summarized as follows:

                                                      December 31   September 30
                                                          2005           2005
                                                           $              $
         Raw materials                                 13,283,872      9,284,299
         Work in progress                               4,058,111      2,738,069
         Finished goods                                19,543,885      9,673,858
                                                     ------------   ------------

         Total inventories                             36,885,868     21,696,226
                                                     ============   ============


4.       BANK DEBTS

         As of December 31, 2005, the Company had several short-term loans, notes payable and letter of credit facilities with banks with a total outstanding balance of $72,637,653. The loans were used primarily to support operating activities, carried interest rates ranging from 5.022% to 6.138%, and have maturity dates ranging from 5 to 12 months. The Company is required to pledge cash, inventories and equipment in order to secure these short-term bank loans and notes payable, summarized as follows at December 31, 2005:

                                                                          $
         Cash-restricted                                              24,891,394
         Inventories                                                   7,682,585
         Equipment                                                     9,846,100
                                                                    ------------

         Total assets pledged                                         42,420,079
                                                                    ============

5.       CONTINGENCIES AND COMMITMENTS

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

                           BAK has not yet obtained the land use right certificate and government approvals relating to the construction of BAK Industrial Park (the Company's operating premises). However, BAK has applied to obtain the land use right certificate of approval. The local government of Kuichong Township of Longgang District of Shenzhen has, however, granted permission for BAK to commence the construction of the new production plant pending a decision from the bureau of city planning. The Company anticipates that it will receive the approval from the bureau of city planning in 2006.

                           Management believes, under the condition that BAK is granted a land use right certificate and related approvals, there should be no legal barriers for BAK to obtain an ownership certificate for the premises presently under construction in BAK Industrial Park. However, in the event that BAK fails to obtain the land use right certificate relating to BAK Industrial Park and/or the government approvals required for the construction of BAK Industrial Park, there is the risk that the buildings constructed need to be vacated as illegitimate constructions. However, management believes that this possibility while present is very remote. As a result, no provision has been made in the financial statements for this potential occurrence.

                           The   Company   does   not   currently   insure   its
                           manufacturing facilities since it has not yet received its land use right certificate. The Company intends to procure such insurance once it has received the certificate.


                  2.       Guarantees

                           The Company's guarantees at December 31, 2005 are summarized as follows:

                                                                           $
                           Guaranteed for Shenzhen Tongli,
                           a non-related party                         3,618,250
                           Guaranteed for Shenzhen Zhengda,
                           a non-related party                         1,239,127
                           Notes receivable discounted                 1,397,308
                                                                       ---------
                                   Total guarantees                    6,254,685
                                                                       =========

                           The Company discounts notes and accounts receivable from time to time with banks. At the time of the discounting, all rights and privileges of holding the note are transferred to the banks. The Company removes the asset from its books and records a corresponding expense for the amount of the discount. The Company remains contingently liable on a portion of the amount outstanding in the event the note maker defaults.

                           No provision has been made in the consolidated financial statements for these contingencies.

         B.       Capital Commitments

                           BAK has commitments under construction contracts for the construction of factory, office, and employee residence buildings, amounting to $1,209,726 at December 31, 2005.

6.       SUBSEQUENT EVENTS


         A. On January 11, 2006, the Company repaid in full one of its loans with a principal balance of $6.2 million at December 31, 2005.

         B. On January 11, 2006, the Company guaranteed an additional $619,563 to a bank for Shenzhen Tongli, a non-related party. Between January 9, 2006 and January 13, 2006, the Company discounted an additional $1,239,127 of notes receivable, increasing the Company's maximum exposure for guarantees to $8.1 million on that date.

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

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-QSB to "we," "us," or "our" are to the combined business of China BAK Battery, Inc. ("CBBI") and its wholly-owned direct subsidiary, BAK International, Ltd. ("BAK International") and BAK International's wholly-owned subsidiaries, Shenzhen BAK Battery Co., Ltd. ("BAK Battery") and BAK Electronics (Shenzhen) Co., Ltd. ("BAK Electronics"). References to "China" or to the "PRC" are references to the People's Republic of China. All references to "dollars" or "$" refers to United States dollars.

Overview

CBBI is a holding company whose China-based subsidiaries, BAK International, BAK Battery and BAK Electronics, are focused on the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. We also have internal research and development facilities engaged primarily in furthering lithium ion and lithium polymer related technologies. We believe that our technologies allow us to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available. We have focused on manufacturing a family of replacement lithium batteries for mobile phones. We also supply rechargeable lithium ion batteries for use in various other portable electronic applications, including high-power handset telephones, laptop computers, digital cameras, video camcorders, MP3 players and general industrial applications. Historically, we have manufactured three types of batteries: steel cell, aluminum cell and cylindrical cell. In September 2005, we began producing a fourth type of battery, lithium polymer. We deliver our products to packing plants operated by third parties where the bare cells are packed in accordance with specifications established by certain manufacturers of mobile phones and other electronic products. We operate sales and service branches in six principal coastal cities and Beijing in the Peoples Republic of China. The majority of our income is generated from the sale of steel cells. However, we believe there is growth potential for aluminum and cylindrical cells because of their wide applications. Our current growth strategy includes entering into the original equipment manufacture ("OEM") battery market for cellular telephone brands and other electronic products. We have developed a program for producing high power lithium ion battery cells which may allow us inroads into additional battery markets such as those for power tools. We have begun marketing our high power lithium ion battery cells.

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

In addition, management monitors collectibility of accounts receivable and notes receivable primarily through review of the accounts receivable and notes receivable agings. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made.

Inventory Valuation Allowances

Inventory is valued net of allowances for unsaleable or obsolete raw materials, work-in-process and finished goods. Allowances are determined quarterly by comparing inventory levels of individual materials and parts to historical usage rates, current backlog and estimated future sales and by analyzing the age of inventory, in order to identify specific components of inventory that are judged unlikely to be sold. In addition to this specific identification process, statistical allowances are calculated for remaining inventory based on historical write-offs of inventory for salability and obsolescence reasons. Inventory is written-off in the period in which the disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, technology shifts and other factors.

Changes in Accounting Standards

In December 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which became effective for us beginning October 1, 2005. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The implementation of this pronouncement did not have a material impact upon our financial results.

Results of operations for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

Revenues

Revenues increased to $26.1 million for the three months ended December 31, 2005 as compared to $25.1 million for same period of the prior year, an increase of $1.0 million or 3.9%. Our revenues increased during the period as a result of increased sales volume, partially offset by a decline in unit selling prices. Revenues relating to steel case batteries increased to $14.6 million from $14.1 million in the prior year period, an increase of $453,000 or 3.2%, due to increased sales volume partially offset by lower selling prices. Revenues from sales of aluminum case cell batteries increased to $8.9 million for the period as compared to $6.6 million in the prior year period, an increase of $2.3 million or 35.2%, primarily due to increased sales volume. We were able to gain market share both domestically and internationally during the period because, in our belief, our production volume and technological advantage gives us an advantage over our competitors with regard to supply ability and cost. We also believe that our gain in market share was due in part to our decision to maintain low pricing, the improved quality of our products and the improvements we made in manufacturing efficiencies.

Gross Profit

Gross profit for the three months ended December 31, 2005 was $7.1 million or 27.1% of revenues as compared to gross profit of $4.4 million or 17.4% of revenues for the same period of the prior year. The increase in gross profit, as a percentage of revenues, resulted primarily from decreased unit manufacturing costs stemming from a decrease in prices for most raw materials and an increased yield in the manufacturing process. Steel case cell battery selling prices decreased by 3.5% during the period, while the cost of manufacturing steel case cell units decreased by 20.3%, resulting in an overall increase in gross profit from 16.4% to 27.2% of revenues. In the aluminum case cell market, the average unit selling price remained consistent from last year and unit manufacturing costs decreased by 17.6%, thereby increasing gross profit from 13.9% to 25.7% of revenues. While we have historically sold our products primarily into the replacement battery market with lower selling prices and, consequently, lower gross profit margins, we are continuing to pursue a strategy of increasing sales into the higher profit margin OEM segment.

Continued vertical integration of the manufacturing process, volume discounts on increasing raw material purchases, increasing production efficiencies, and low labor costs collectively served to reduce manufacturing costs. We believe that we can continue to achieve cost savings from these activities that will help to offset potential replacement battery market selling price decreases during 2006.

Some entities include all costs associated with their distribution system in cost of goods sold while other companies may record a portion of their distribution costs in selling expense. Because of this disparity in financial reporting, gross margins between our company and other companies may not be comparable. With the exception of transportation and freight charges which we include under selling expenses, we believe we include most other costs of our distribution system in cost of goods sold.

Selling Expenses

Selling expenses increased to $1.1 million for the three month period ended December 31, 2005 as compared to $808,000 for the same period of the prior year, an increase of $307,000 or 38.0%. As a percentage of revenues, selling expenses have increased to 4.3% this year, from 3.2% last year, as we increase our staff and advertising to obtain orders to increase utilization of our recent manufacturing capacity expansion.

Salaries related to selling efforts increased to $598,000 from $464,000 for the same period of the prior year, an increase of $134,000. We had 80 employees engaged in sales and marketing on December 31, 2005 as compared to 71 on December 31, 2004. As a result of the introduction of a formal and coordinated marketing campaign and increased professional advertisements and exhibitions, advertising expenses increased $37,000 from the same period in the prior year. Transportation, maintenance, travel and entertainment and other related selling and marketing expenses also increased due to the increased selling effort. Marketing or advertising costs consist primarily of promoting ourselves and our products through printed advertisements in trade publications, packaging and displaying our products through attendance of industry trade exhibitions. We do not pay slotting fees, engage in cooperative advertising programs, participate in buydown programs or similar arrangements. No material estimates are required to determine our marketing or advertising costs.

General and Administrative Expenses

General and administrative expenses increased to $1.5 million for the three months ended December 31, 2005 as compared to $1.2 million for the same period of the prior year, an increase of $321,000 or 27.8%. As a percentage of revenues, general and administrative expenses were 5.6% and 4.6% as of December 31, 2005 and December 31, 2004, respectively. Despite increased general and administrative expense, we believe that general and administrative expenses remain manageable relative to revenues.

Professional fees and expenses increased $306,000 from the first quarter of last year, reflecting the additional costs of operating as a public company since January 2005. Benefits, primarily employee pensions, increased $102,000 from the same quarter last year, while insurance increased $76,000 to cover our equipment additions since last year. These increases were partially offset by a $140,000 decrease in salaries due to a lump sum payment made to new hires that completed their probationary period during the three month period ended December 31, 2004.

Research and Development Expenses

Research and development expenses increased to $241,000 for the three months ended December 31, 2005 as compared to $20,000 for the same period of the prior year, an increase of $221,000 or 1,105%. This increase resulted from a $60,000 grant that partially offset the prior year's expense, with the balance of the increase due to materials and other purchases required to support our increased research and development effort.

Bad Debts

Bad debts expense totaled $255,000 for the three months ended December 31, 2005 as compared to $51,000 for the same period of the prior year. As a percentage of revenues, bad debts expenses were 1.0% and 0.2% for the three months ended December 31, 2005 and 2004, respectively. The bad debt expense increase is primarily due to the increase in the bad debts reserve from $834,000 or 3.0% of total accounts and notes receivable of $28.2 million at December 31, 2004 to $1.8 million or 3.5% of total accounts and notes receivable of $51.8 million at December 31, 2005. Management believes that the reserve for bad debts as of December 31, 2005 is adequate and will adjust future reserves as we gain more experience with our customers.

Operating Income

As a result of the above, operating income totaled $4.0 million for the three months ended December 31, 2005 as compared to operating income of $2.4 million for the same period of the prior year, an increase of $1.6 million or 69.9%.

As a percentage of revenues, operating income was 15.3% for the three months ended December 31, 2005 as compared to 9.4% for the same period of the prior year. The growth in operating income as a percentage of revenues was substantially due to the increase in gross profit.

Finance Costs

Finance costs decreased to $385,000 for the three month period ended December 31, 2005 as compared to $390,000 for the same period of the prior year, a decrease of $5,000 or 1.3%. The finance costs decrease is primarily due to the BAK's receipt of the second science and technology development interest subsidy from the Shenzhen Department of Finance amounting $124,000 which has been offset against the interest costs during the period. We had $72.6 million in short term loans and notes payable as of December 31, 2005 as compared to $52.6 million outstanding as of December 31, 2004. Short term loans and notes payable are comprised of various short term bank loans and promissory notes, with interest ranging from 5.022% to 6.138%, and maturities of generally less than twelve months. The funds were used for working capital purposes to support the anticipated increase in revenues in the second quarter of fiscal 2006.

Other Expenses (Income)

Other income was $309,000 for the three month period ended December 31, 2005 as compared to $16,000 of other expenses for the same period of the prior year, an improvement of $325,000. The other income increase is primarily due to BAK
International's short term investment in financial instruments during the period.

Net Income

Primarily as a result of decreased manufacturing costs during the period, we increased our net income to $3.8 million as compared to $1.8 million for the same period of the prior year, an increase of $2.0 million or 110.2%.

Inventory

Inventory totaled $36.9 million as of December 31, 2005 as compared to $21.7 million as of September 30, 2005, an increase of $15.2 million. We built finished goods inventory by $9.9 million in preparation for the one week plant closing for the Chinese New Year as well as the anticipated ramp up of sales starting in the second quarter of fiscal 2006. Management expects that the finished goods inventory, approximating two months' sales at December 31, 2005, will be reduced by one-third by March 31, 2006. We were also able to enjoy volume discounts from the increased level of raw material purchases.

Notes Receivable

We have modified our policy with respect to accounts receivable by allowing customers that have good credit ratings and business relationships with us to transfer a portion of their accounts receivable balances to notes receivable. As a result, notes receivable increased to $9.4 million as of December 31, 2005 from $484,000 as of September 30, 2005, an increase of $8.9 million. All of this increase was attributed to sales made during the month of December 2005 and the corresponding notes receivable are due by June 30, 2006. Management believes that this policy will provide a better way to secure our receivables as well as providing the flexibility for us to discount our notes receivable in the future.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short term borrowings under bank credit agreements, promissory notes and issuance of capital stock. As of December 31, 2005, we had cash and cash equivalents of $36.3 million, as compared to $52.4 million as of September 30, 2005. Included in cash and cash equivalents are cash deposits that are pledged to banks in the amount of $24.9 million and $19.4 million at December 31, 2005 and September 30, 2005, respectively. Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances. The individual bank loans have maturities ranging from 5 to 12 months which coincides with the periods the cash remains pledged to the banks.

We had a working capital surplus of $17.9 million as of December 31, 2005, as compared to $20.0 million as of September 30, 2005, a decrease of $2.1 million. This decrease was primarily attributable to the $4.0 million increase in notes payable to finance the construction of the BAK Industrial Park and the acquisition of equipment. We had short term borrowings maturing in less than one year of $72.6 million as of December 31, 2005, as compared to $69.1 million as of September 30, 2005, an increase of $3.5 million. We currently expect to be able to extend the maturities of our short-term debt once we formally acquire our certificate of land use right. If we are not able to do so, we will have to refinance such short-term debt as it becomes due or to repay that debt to the extent we have cash available from operations or from the proceeds of additional issuances of capital stock.

As of December 31, 2005, the principal outstanding under our credit facilities and lines of credit were as follows:

                                                      Maximum
                                                  Amount Available   Amount Borrowed
                                                  ----------------   ---------------
Comprehensive Credit Facilities:                             (In thousands)
   Agricultural Bank of China .................   $         30,978   $        29,158
   Shenzhen Development Bank ..................             18,587            13,630
   Shenzhen Commercial Bank ...................              6,196             4,337
   China Minsheng Bank ........................              4,956             4,956
   Construction Bank of China .................              6,196             6,196
                                                  ----------------   ---------------
        Subtotal - Credit Facilities ..........   $         66,913            58,277
                                                  ================   ---------------
Lines of Credit:
   Agricultural Bank of China .................                                4,264
   Shenzhen Development Bank ..................                                  212
   Shenzhen Commercial Bank ...................                                4,942
   China Minsheng Bank ........................                                4,942
                                                                     ---------------
        Subtotal - Other Borrowings ...........                               14,360
                                                                     ---------------
        Total Principal Outstanding ...........                      $        72,637
                                                                     ===============

--------------------------------------------------------------------------------
Lines of credit are outside of comprehensive credit facilities and are therefore shown separately.

During the three months ended December 31, 2005, we refinanced two of our credit facilities totaling $3.8 million, and entered into two new credit facilities totaling $3.7 million with existing lenders. The four new facilities provide for monthly interest payments at fixed annual interest rates from 5.022% to 6.138%, with principal repayments at maturities during the second calendar quarter of 2006. There were no changes in assets pledged or payment guarantees from September 30, 2005 as a result of these new facilities. On January 11, 2006, BAK Battery repaid in full its loan from the Agricultural Bank of China, originally entered into on July 29, 2005 for up to $6,178,942 and maturing January 29, 2006. The principal balance at the time of repayment was $6,178,942. In the future, we may be unable to obtain the same or similar terms for any refinancing of our short-term indebtedness, or be unable to renew our credit facilities on acceptable terms. If we fail to obtain debt or equity financing to meet our debt obligations, or fail to obtain extensions of maturity dates of these obligations as they become due, our overall liquidity and capital resources will be adversely affected.

We have completed the construction of 174,784 square meters of new facilities comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space and administrative offices at the BAK Industrial Park. Of that space, 107,388 square meters are new manufacturing facilities. We have completed construction and put into use an additional administrative area, production facility, four manufacturing facilities, a warehouse and packaging facility, two dormitories and one dining hall. At present, we have no payment obligations related to these facilities, although we continue to make payments regarding the construction of the facility as costs arise. We do not own the tract of property on which we constructed the new manufacturing plant and related facilities. We have applied for, but have not obtained, a certificate of land use right for the property and those new facilities. After formal receipt of our land use right, we anticipate being able to extend the maturity of some or all of our short-term debt.

Off-Balance Sheet Transactions

BAK Battery had guaranteed the timely re-payment of principal and interest of two non-related parties to a bank and discounted certain notes receivable. The maximum amount of our exposure for those guaranties at December 31, 2005 was $6.3 million. On January 11, 2006, BAK Battery guaranteed an additional $619,000 for one of these parties to a bank. Between January 9, 2006 and January 13, 2006, we discounted an additional $1.2 million of notes receivable, increasing our maximum exposure for guarantees to $8.1 million on that date. No revenue, expenses or cash flows arose from these arrangements at anytime.

RISK FACTORS

We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the securities and Exchange Commission, press releases, communications with analysts, investors and oral statements. Any or all of our forward-looking statements in this quarterly report on Form 10-QSB, and in any other public statements we make, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below are important in determining future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

Risks Related to Our Business

We have significant short-term debt obligations, which mature in less than one year. Failure to extend those maturities of, or to refinance, that debt could result in defaults, in certain instances, and foreclosures on our assets.

At December 31, 2005, we had $72.637 million of short-term loans and notes payable maturing in less than one year, a substantial portion of which is secured by the pledge of certain of our assets. That collateral includes inventory, machinery and equipment, and cash and cash equivalents which, at December 31, 2005, were in the aggregate amount of $42.4 million. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would result in a substantial disruption in our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significant restrict our ability to operate, including terms that place limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

Our indebtedness adversely affects our ability to fund our operations and to compete effectively.

The amount of our indebtedness to lenders, which was $72.637 million, as of December 31, 2005, is substantial compared to our assets, stockholders' equity and our operating cash flow. That indebtedness limits our ability to fund our operations through our operating cash flow and to compete effectively. Among other things, our indebtedness:

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

Three customers individually accounted for more than 10% of our revenues for the quarter ended December 31, 2005 and our five largest customers accounted for approximately 48.0% of our revenues in the quarter. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products.

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005 the PRC government changed its policy of pegging the value of the Renminbi to the dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. This change in policy has resulted in an approximate 2.5% appreciation in the Renminbi against the dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

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

As there is only limited trading activity in our securities, the sale of a substantial amount of our common stock in the market over a relatively short period of time could result in significant fluctuations in the market price of our common stock and could cause our common stock price to fall. We have filed with the Securities and Exchange Commission (i) a registration statement on Form SB-2 (file number 333-122209), as amended, registering the resale of 13,639,916 shares of our common stock by certain selling stockholders as described therein and (ii) a registration statement on Form SB-2 (file number 333-130247), as amended, registering the resale of 8,531,852 shares of our common stock by certain selling stockholders as described therein. If and when such registration statements are declared effective, the offers and sales of the shares covered by such registration statements by those selling stockholders could adversely affect the price for shares of our common stock in the open market.

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

Interest Rate Risk

The Company is exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, based on the banks' prime rates, are fixed for the terms of the loans, the terms are typically five to twelve months and interest rates are subject to change upon renewal. There were no changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2005. A hypothetical 1.0% increase in the annual interest rates for all of the Company's credit facilities at December 31, 2005 would decrease net income before provision for income taxes by $98,000 or 2.5% for the three months ended December 31, 2005. Management monitors the banks' prime rates in conjunction with the Company's cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, approximately 75% of our consolidated revenues and 90% of consolidated costs and expenses are denominated in Renminbi ("RMB"), with the balance denominated in U.S. Dollars. Substantially all of our assets are denominated in RMB except for cash, of which 34% is denominated in U.S. Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Item 3.  Controls and Procedures

On February 3, 2006, we amended our Quarterly Reports on Form 10-QSB for the fiscal quarters ended March 31, 2005 and June 30, 2005 and our Current Report on Form 8-K originally filed on January 21, 2005 and amended on April 7, 2005 to restate certain of our financial statements as more fully described in such amended filings as a result of comments we received from the Securities and Exchange Commission (the "Commission") in connection with another filing we made with the Commission. We described in the amended filings that we made on February 3, 2006 that as a result of those restatements resulting from the comments of the Commission, our management was implementing the following set of changes:

         (1) Engaging outside consultants with technical accounting expertise, as needed, to ensure that accounting personnel with adequate experience, skills and knowledge are directly involved in the review of our financial statements and how we account for complex, non-recurring transactions and those items for which we have restated our financial statements as described above;

         (2) Providing additional training of our accounting staff;

         (3) Involving both internal accounting personnel and outside consultants with technical accounting expertise, as needed, early in the evaluation of the application of generally accepted accounting principles in complex, non-recurring transactions;

         (4) Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-recurring transactions and those items for which we have restated our financial statements as described above; and

         (5) Requiring senior accounting personnel and our outside consultants with technical accounting expertise to review complex, non-recurring transactions to evaluate and approve the accounting treatment for such transactions and those items for which we have restated our financial statements as described above prior to the issuance of any financial statements by us.

We began to execute the remediation steps identified above in the fourth quarter of calendar year 2005. We engaged outside consultants with technical accounting expertise in October 2005 and we utilized these consultants as well as other changes described above in the preparation of this quarterly report.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2005. Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that as of December 31, 2005 our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings. The two Executive Officers responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2005, that has materially effected, or is reasonably likely to materially affect our internal controls over financial reporting,other than the changes that are described above.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

By the written consent of holders of a majority of our shares of common stock (the "Majority Stockholders"), Dr. Huanyu Mao, Mr. Richard Goodner, Mr. Joseph
R. Mannes and Mr. Donald A. Preston have been chosen to become directors. The Majority Stockholders also approved by written consent an amendment to our Articles of Incorporation and Bylaws which will give our board of directors (the "Board") the authority to determine the number of directors on the Board. Finally, the Majority Stockholders approved by written consent the Stock Option Plan and Compensation Plan for Non-Employee Directors of the Company. However, none of the foregoing actions will be effective until the end of the twentieth calendar day after an Information Statement under Section 14(c) of the Securities Exchange Act of 1934, as amended, which includes information relating to the foregoing actions, is sent to our stockholders. An Information Statement has not been sent our stockholders and accordingly, none of the foregoing actions are yet effective.

Item 5.  Other Information

         In connection with the December 1, 2005 loan to BAK Battery from China Construction Bank, Shenzhen Branch, BAK International, Ltd. entered into a Guarantee Contract of Comprehensive Credit Facility whereby BAK International will provide unconditional guarantee of joint and several liability for all indebtedness of BAK Battery under the credit facility agreement between BAK Battery and China Construction Bank, Shenzhen Branch. On December 1 , 2005 BAK Battery drew an additional US $2.4 million under such credit facility bearing interest at an annual rate of 5.481% and maturing June 1, 2006. The credit faciliy agreement is discussed further in Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 filed with the Commission on January 31, 2006.



Item 6.  Exhibits.

         Exhibits

         10.1     Summary  of  Loan  Agreement  by  and  between   Shenzhen  BAK
                  BatteryCo., Ltd. and Longgang Branch, Agricultural Bank of China dated November 30, 2005. *

         10.2 Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated December 5, 2005. *

         10.3 Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated November 1, 2005. *

         10.4 Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Construction Bank dated December 1, 2005. *

         10.5 Summary of Guaranty Contract of Comprehensive Credit Facility Agreement between BAK International, Ltd. and Shenzhen Branch, China Construction Bank dated December 1, 2005. *

         31.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-130247) filed with the Commission on December 9, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:    February 9, 2006

                                        CHINA BAK BATTERY, INC.



                                        By:  /s/ Li Xiangqian
                                           -------------------------------------
                                           Li Xiangqian, Chief Executive Officer



                                        By: /s/ Han Yongbin
                                           -------------------------------------
                                           Han Yongbin, Chief Financial Officer