Form 10KSB/A
period 2004-12-31
CHINA BAK BATTERY INC
filed 2006-02-17
CIK 1117171

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   ----------

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

                                   ----------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

                        Commission File Number 000-49712

                                   ----------

                             CHINA BAK BATTERY, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

                  Nevada                                88-0442833
      (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
       Incorporation or Organization)

                      BAK Industrial Park, No. 1 BAK Street
                        Kuichong Town, Longgang District
                  Shenzhen, People's Republic of China, 518119
           (Address of Principal Executive Offices including Zip Code)

     Registrant's telephone number, including area code: (86 755) 897-70060

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

                                   ----------

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were: $0.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The aggregate market value of common stock held by non-affiliates of the registrant was $124,689,728 at March 29, 2005.(1)

As of March 29, 2005, 40,978,533 shares of the issuer's common stock, par value $0.001, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

(1) Based upon a closing bid price on March 29, 2005 of $6.50 per share of common stock on the OTC Bulletin Board.

================================================================================

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-KSB/A (this "Amendment") amends the Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 31, 2005 (the "Original Filing"). China BAK Battery, Inc. (f.k.a. Medina Coffee, Inc.) (the "Company") has filed this Amendment to amend Item 5 of Part II to correct the presentation of the high and low bid prices for our common stock for the third and fourth quarters of 2004. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 5 of Part II, as amended, is set forth below. The Company has also filed this Amendment to amend Item 8A of Part II to clarify that the evaluation of disclosure controls and procedures required by Item 307 of Regulation S-B was made as of the end of the period covered by the Original Filing, December 31, 2004 and to further clarify the conclusion. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 8A of Part II, as amended, is set forth below. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment. This Amendment speaks as of the original filing date of the Form 10-KSB and reflects only the changes discussed above. No other information included in the Original Filing, including the Company's financial statements and the footnotes thereto, has been modified or updated in any way.

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

     Fiscal Period             High          Low
     -------------            ------        ------

     2003

     First Quarter            $ 0.39        $ 0.37
     Second Quarter           $ 0.60        $ 0.60
     Third Quarter            $ 1.01        $ 1.01
     Fourth Quarter           $ 1.01        $ 1.01

     2004

     First Quarter            $ 1.01        $ 1.01
     Second Quarter           $ 1.01        $ 1.01
     Third Quarter            $ 1.45        $ 1.25
     Fourth Quarter           $ 3.50        $ 1.25

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

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2004. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2004 our disclosure controls and procedures (i) were designed and were effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and (ii) were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions on required disclosure.



CHANGES IN INTERNAL CONTROLS

      During the fourth quarter of the year ended December 31, 2004, there were no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHINA BAK BATTERY, INC.
                                        (f.k.a. MEDINA COFFEE, INC.)


                                        By: /s/ Xiangqian Li
                                            -----------------------------------
                                            Xiangqian Li
                                            Chairman, President,
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

                                        Date:  February 9, 2006

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHINA BAK BATTERY, INC.
                                        (f.k.a. MEDINA COFFEE, INC.)


                                        By: /s/ Yongbin Han
                                            -----------------------------------
                                            Yongbin Han
                                            Chief Financial Officer,
                                            Secretary, and Treasurer
                                            (Principal Financial and
                                             Accounting Officer)


                                        Date:  February 9, 2006

                                    EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002