Form 10QSB/A
period 2005-12-31
CHINA BAK BATTERY INC
filed 2006-02-17
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB/A

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number:  000-49712

CHINA BAK BATTERY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0442833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

BAK Industrial Park
No. 1 BAK Street
Kuichong Town, Lunggang District
Shenzhen, People’s Republic of China	518119
(Address of principal executive offices)	(Zip Code)

(86 755) 897-70060
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)
☒  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 3, 2006:  48,878,396 shares of common stock.

EXPLANATORY NOTE

          This Amendment to the Quarterly Report on Form 10-QSB (this “Amendment”) amends the Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005 filed with the Securities and Exchange Commission on February 9, 2006 (the “Original Filing”) to restate in its entirety the information contained in the Original Filing on Form 10-Q.  Except as described in the following sentence, no information contained in the Original Filing has been amended, modified or updated in any way and no additional information was required to be added.  We have revised the description of the conclusion of our Chief Executive Officer and Chief Financial Officer about our disclosure controls and procedures to clarify their conclusion.  This Amendment speaks as of the filing date of the Original Filing.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA BAK BATTERY, INC.
Consolidated Balance Sheets
As of December 31, 2005 and September 30, 2005
(Amounts expressed in US Dollars, except number of shares)

	December 31, 2005	September 30, 2005

	$	$
	Unaudited
Assets
Current Assets
Cash	11,368,998	33,055,784
Cash –Restricted	24,891,394	19,392,280
Accounts Receivable, Net	40,650,896	43,379,754
Inventories	36,885,868	21,696,226
Prepaid Expenses	1,748,264	1,448,119
Notes Receivable	9,365,328	484,028
Accounts Receivable - Related Party	21,588	271,873

Total Current Assets	124,932,336	119,728,064

Long-Term Assets
Property, Plant, & Equipment	72,067,498	52,160,610
Construction in Progress	5,198,860	17,804,181
Land Use Rights	3,255,562	3,246,791
Less Accumulated Depreciation	(7,085,873)	(5,873,954)

Long-term Assets, Net	73,436,047	67,337,628

Other Assets
Other Assets	546,585	566,703
Intangible Assets, Net	52,325	53,379

Total Other Assets	598,910	620,082

Total Assets	198,967,293	187,685,774

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	22,159,947	17,836,561
Bank Loans, Short Term	39,032,490	39,545,230
Notes Payable	33,605,163	29,577,308
Land Use Rights Payable	2,970,563	2,962,560
Construction Costs Payable	3,899,249	5,241,883
Customer Deposits	1,329,579	655,065
Accrued Expenses	3,494,288	3,196,594
Other Liabilities	512,718	712,506

Total Current Liabilities	107,003,997	99,727,707

CONTINGENCIES AND COMMITMENTS (NOTE 5)

Stockholders’ Equity
Capital Stock-$.001 Par Value; 100,000,000 Shares Authorized; 48,878,396 Shares Issued and Outstanding	48,878	48,878
Additional Paid In Capital	68,012,808	68,012,808
Accumulated Comprehensive Income	579,854	362,728
Reserves	4,274,047	3,688,989
Retained Earnings	19,047,709	15,844,664

Total Stockholders’ Equity	91,963,296	87,958,067

Total Liabilities and Stockholders’ Equity	198,967,293	187,685,774

The accompanying notes are an integral part of these financial statements.

CHINA BAK BATTERY, INC.
Consolidated Statements of Operations
For The Three Months Ended December 31, 2005 and 2004
(Amounts expressed in US Dollars, except number of shares)
(Unaudited)

	2005	2004

	$	$
Revenues, Net of Returns	26,103,750	25,126,265
Cost of Goods Sold	19,024,027	20,743,021

Gross Profit	7,079,723	4,383,244

Expenses:
Selling	1,115,297	808,276
General and Administrative	1,472,431	1,151,756
Research and Development	241,333	20,020
Bad Debts	255,488	51,235

Total Expenses	3,084,549	2,031,287

Operating Income	3,995,174	2,351,957
Other Expenses (Income):
Finance Costs	384,889	389,650
Other Expenses (Income)	(308,822)	16,120

Net Income Before Provision for Income Taxes	3,919,107	1,946,187
Provision for Income Tax	131,004	144,067

Net Income	3,788,103	1,802,120

Net Income Per Common and Common Equivalent Share:
Basic	0.08	0.06

Diluted	0.08	0.06

Weighted Average Shares Outstanding:
Basic	48,878,396	31,225,642

Diluted	49,242,404	31,225,642

The accompanying notes are an integral part of these financial statements.

CHINA BAK BATTERY, INC.
Consolidated Statements of Cash Flows
For The Three Months Ended December 31, 2005 and 2004
(Amounts expressed in US Dollars)
(Unaudited)

	2005	2004

	$	$
Cash Flows from (used for) Operating Activities
Net Income	3,788,103	1,802,120
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Bad Debts Expense	255,488	51,235
Depreciation and Amortization	1,213,116	754,727
Writedown of inventory	460,275	—
Changes in Assets and Liabilities:
Accounts Receivable	2,512,194	(5,947,411)
Inventories	(15,592,023)	10,235,226
Prepaid Expenses	(300,145)	921,473
Notes Receivable	(8,881,301)	(437,523)
Accounts Receivable - Related Party	250,286	378,413
Other Assets	20,118	(67,767)
Accounts Payable	4,323,386	(2,786,974)
Land Use Rights Payable	(768)	272
Construction Costs Payable	(1,342,634)	746,559
Customer Deposits	674,514	(137,346)
Accrued Expenses	297,695	(2,664,062)
Other Liabilities	(199,788)	271

Net Cash Flows from (used for) Operating Activities	(12,521,484)	2,849,213

Cash Flows from (used for) Investing Activities
Acquisition of Property, Plant and Equipment	(19,906,888)	(1,300,986)
Construction in Progress	12,605,321	(3,370,433)

Net Cash Flows used for Investing Activities	(7,301,567)	(4,671,419)

Cash Flows from (used for) Financing Activities
Proceeds from Borrowings	27,529,782	21,519,898
Repayment of Borrowings	(24,014,667)	(18,844,328)
Cash Pledged To Bank	(5,499,114)	(806,951)

Net Cash Flows from (used for) Financing Activities	(1,983,999)	1,868,619

Effect of Exchange Rate Changes on Cash	120,264	(1,525)

Net Increase (Decrease) in Cash	(21,686,786)	44,888
Cash - Beginning of Period	33,055,784	3,212,176

Cash - End of Period	11,368,998	3,257,064

Supplemental Cash Flow Disclosures:
Interest Paid	425,214	313,195

Income Taxes Paid	195,491	94,858

The accompanying notes are an integral part of these financial statements.

CHINA BAK BATTERY, INC.
Notes to Consolidated Financial Statements
December 31, 2005  and 2004
(Amounts expressed in US Dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of China BAK Battery, Inc. and Subsidiaries (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB, and other reports filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company’s registration with the SEC, costs incurred to raise capital and stock awards.

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America and include the accounts of BAK International Limited (“BAK International”), Shenzhen BAK Battery Co, Ltd. (“BAK”) and BAK Electronics (Shenzhen) Co., Ltd. for all periods presented. All significant intercompany balances and transactions have been eliminated on consolidation.

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

2.	CASH - RESTRICTED

The Company’s cash - restricted at December 31, 2005 is summarized as follows:

$

Time deposits pledged as collateral for letter of credit facilities	5,978,762
Cash pledged as a guarantee for notes payable	18,912,632

Total cash – restricted	24,891,394

3.	INVENTORIES

The Company’s inventories at December 31, 2005 and September 30, 2005 are summarized as follows:

	December 31 2005	September 30 2005

	$	$
Raw materials	13,283,872	9,284,299
Work in progress	4,058,111	2,738,069
Finished goods	19,543,885	9,673,858

Total inventories	36,885,868	21,696,226

4.	BANK DEBTS

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

$

Cash-restricted	24,891,394
Inventories	7,682,585
Equipment	9,846,100

Total assets pledged	42,420,079

5.	CONTINGENCIES AND COMMITMENTS

	A.	Contingent Liabilities

		1.	Land Use and Ownership Certificate:

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

BAK has not yet obtained the land use right certificate and government approvals relating to the construction of BAK Industrial Park (the Company’s operating premises). However, BAK has applied to obtain the land use right certificate of approval. The local government of Kuichong Township of Longgang District of Shenzhen has, however, granted permission for BAK to commence the construction of the new production plant pending a  decision  from the bureau of city planning. The Company anticipates that it will receive the approval from the bureau of city planning in 2006.

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

		2.	Guarantees

The Company’s guarantees at December 31, 2005 are summarized as follows:

$

Guaranteed for Shenzhen Tongli,
a non-related party	3,618,250
Guaranteed for Shenzhen Zhengda,
a non-related party	1,239,127
Notes receivable discounted	1,397,308

Total guarantees	6,254,685

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

B.

On January 11, 2006, the Company guaranteed an additional $619,563 to a bank for Shenzhen Tongli, a non-related party. Between January 9, 2006 and January 13, 2006, the Company discounted an additional $1,239,127 of notes receivable,  increasing the Company’s maximum exposure for guarantees to $8.1 million on that date.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. Our financial statements are prepared in U.S. dollars and are in accordance with accounting principles generally accepted in the United States. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. We do not undertake to publicly update or revise any of the forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us,” or “our” are to the combined business of China BAK Battery, Inc. (“CBBI”) and its wholly-owned direct subsidiary, BAK International, Ltd. (“BAK International”) and BAK International’s wholly-owned subsidiaries, Shenzhen BAK Battery Co., Ltd. (“BAK Battery”) and BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”).  References to “China” or to the “PRC” are references to the People’s Republic of China.  All references to “dollars” or “$” refers to United States dollars.

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

We have focused on manufacturing a family of replacement lithium batteries for mobile phones. We also supply rechargeable lithium ion batteries for use in various other portable electronic applications, including high-power handset telephones, laptop computers, digital cameras, video camcorders, MP3 players and general industrial applications. Historically, we have manufactured three types of batteries: steel cell, aluminum cell and cylindrical cell. In September 2005, we began producing a fourth type of battery, lithium polymer.  We deliver our products to packing plants operated by third parties where the bare cells are packed in accordance with specifications established by certain manufacturers of mobile phones and other electronic products. We operate sales and service branches in six principal coastal cities and Beijing in the Peoples Republic of China. The majority of our income is generated from the sale of steel cells. However, we believe there is growth potential for aluminum and cylindrical cells because of their wide applications. Our current growth strategy includes entering into the original equipment manufacture (“OEM”) battery market for cellular telephone brands and other electronic products. We have developed a program for producing high power lithium ion battery cells which may allow us inroads into additional battery markets such as those for power tools. We have begun marketing our high power lithium ion battery cells.

Critical Accounting Policies

In preparing its consolidated financial statements in conformity with accounting principles generally accepted in the United States, we use statistical analysis, estimates and projections that affect the reported amounts and related disclosures and may vary from actual results. We consider the following accounting policies to be both those that are most important to the portrayal of our financial condition and that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be an effect on our financial statements.

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

Changes in Accounting Standards

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which became effective for us beginning October 1, 2005. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The implementation of this pronouncement did not have a material impact upon our financial results.

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

Research and Development Expenses

Research and development expenses increased to $241,000 for the three months ended December 31, 2005 as compared to $20,000 for the same period of the prior year, an increase of $221,000 or 1,105%. This increase resulted from a $60,000 grant that partially offset the prior year’s expense, with the balance of the increase due to materials and other purchases required to support our increased research and development effort.

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

Finance Costs

Finance costs decreased to $385,000 for the three month period ended December 31, 2005 as compared to $390,000 for the same period of the prior year, a decrease of $5,000 or 1.3%. The finance costs decrease is primarily due to the BAK Battery’s receipt of the second science and technology development interest subsidy from the Shenzhen Department of Finance amounting $124,000 which has been offset against the interest costs during the period. We had $72.6 million in short term loans and notes payable as of December 31, 2005 as compared to $52.6 million outstanding as of December 31, 2004. Short term loans and notes payable are comprised of various short term bank loans and promissory notes, with interest ranging from 5.022% to 6.138%, and maturities of generally less than twelve months. The funds were used for working capital purposes to support the anticipated increase in revenues in the second quarter of fiscal 2006.

Other Expenses (Income)

Other income was $309,000 for the three month period ended December 31, 2005 as compared to $16,000 of other expenses for the same period of the prior year, an improvement of $325,000. The other income increase is primarily due to BAK International’s short term investment in financial instruments during the period.

Net Income

Primarily as a result of decreased manufacturing costs during the period, we increased our net income to $3.8 million as compared to $1.8 million for the same period of the prior year, an increase of $2.0 million or 110.2%.

Inventory

Inventory totaled $36.9 million as of December 31, 2005 as compared to $21.7 million as of September 30, 2005, an increase of $15.2 million. We built finished goods inventory by $9.9 million in preparation for the one week plant closing for the Chinese New Year  as well as the anticipated ramp up of sales starting in the second quarter of fiscal 2006. Management expects that the finished goods inventory, approximating two months’ sales at December 31, 2005, will be reduced by one-third by March 31, 2006. We were also able to enjoy volume discounts from the increased level of raw material purchases.

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

As of December 31, 2005, the principal outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed

	(In thousands)
Comprehensive Credit Facilities:
Agricultural Bank of China	$30,978	$29,158
Shenzhen Development Bank	18,587	13,630
Shenzhen Commercial Bank	6,196	4,337
China Minsheng Bank	4,956	4,956
Construction Bank of China	6,196	6,196

Subtotal - Credit Facilities	$66,913	58,277

Lines of Credit:
Agricultural Bank of China		4,264
Shenzhen Development Bank		212
Shenzhen Commercial Bank		4,942
China Minsheng Bank		4,942

Subtotal – Other Borrowings		14,360

Total Principal Outstanding		$72,637

Lines of credit are outside of comprehensive credit facilities and are therefore shown separately.

During the three months ended December 31, 2005, we refinanced two of our credit facilities totalling $3.8 million, and entered into two new credit facilities totalling $3.7 million with existing lenders. The four new facilities provide for monthly interest payments at fixed annual interest rates from 5.022% to 6.138%, with principal repayments at maturities during the second calendar quarter of 2006. There were no changes in assets pledged or payment guarantees from September 30, 2005 as a result of these new facilities. On January 11, 2006, BAK Battery repaid in full its loan from the Agricultural Bank of China, originally entered into on July 29, 2005 for up to $6,178,942 and maturing January 29, 2006. The principal balance at the time of repayment was $6,178,942. In the future, we may be unable to obtain the same or similar terms for any refinancing of our short-term indebtedness, or be unable to renew our credit facilities on acceptable terms. If we fail to obtain debt or equity financing to meet our debt obligations, or fail to obtain extensions of maturity dates of these obligations as they become due, our overall liquidity and capital resources will be adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, based on the banks’ prime rates, are fixed for the terms of the loans, the terms are typically five to twelve months and interest rates are subject to change upon renewal. There were no changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2005. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at December 31, 2005 would decrease net income before provision for income taxes by $98,000 or 2.5% for the three months ended December 31, 2005.  Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, approximately 75% of our consolidated revenues and 90% of consolidated costs and expenses are denominated in Renminbi (“RMB”), with the balance denominated in U.S. Dollars.  Substantially all of our assets are denominated in RMB except for cash, of which 34% is denominated in U.S. Dollars.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Item 4.  Controls and Procedures

On February 3, 2006, we amended our Quarterly Reports on Form 10-QSB for the fiscal quarters ended March 31, 2005 and June 30, 2005 and our Current Report on Form 8-K originally filed on January 21, 2005 and amended on April 7, 2005 to restate certain of our financial statements as more fully described in such amended filings as a result of comments we received from the Securities and Exchange Commission (the “Commission”) in connection with another filing we made with the Commission.  We described in the amended filings that we made on February 3, 2006 that as a result of those restatements resulting from the comments of the Commission, our management was implementing the following set of changes:

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2005.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures (i) were designed and were effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission, and (ii) were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions on required disclosure.  The two Executive Officers responsible for the financial reporting and disclosure are in direct control of our books and records and are involved first-hand in the decision making process for material transactions.

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2005, that has materially effected, or is reasonably likely to materially affect our internal controls over financial reporting, other than the changes that are described above.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

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

The amount of our indebtedness to lenders, which was $72.637 million, as of December 31, 2005, is substantial compared to our assets, stockholders’ equity and our operating cash flow.  That indebtedness limits our ability to fund our operations through our operating cash flow and to compete effectively.  Among other things, our indebtedness:

•

requires us to dedicate a substantial portion of our cash flow from operations to debt service payments, reducing our working capital and adversely affecting our ability to fund capital expenditures through operating cash flow;

•	places us at a disadvantage compared with competitors that have proportionately less debt; and

•	limits our ability to borrow additional funds in the future, if we need them, due to financial and restrictive covenants in our debt agreements.

Our manufacturing facilities are not insured against damage or loss.

Our operations and financial condition are solely dependent on the success of BAK Battery’s operations in China.  As is the case with many manufacturing companies in the PRC, we conduct those operations in manufacturing facilities, and using machinery and other related property, that we do not insure against damage or loss.  We do not carry business interruption insurance.  If we suffer any business interruption or material damage to, or the loss of, any of our manufacturing facilities, due to any cause, the loss would not be offset by any insurance proceeds, and if large enough, that loss could threaten the continued viability of our business.

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

We enter into production agreements with our customers prior to commencing production, which reduces our risk of cancellations.  However, these production agreements typically contain short lead times for delivery of products, leading to production schedules that can strain our resources and reduce our profit margins on the products produced.  Although we have increased our manufacturing capacity, we may lack sufficient capacity at any given time to meet all of our customers’ demands if they exceed the production capacity of levels. We strive for rapid response to customer demand, which can lead to reduced purchasing efficiency and increased material costs.  If we are unable to sufficiently meet our customers’ demands, we may lose our customers.  Moreover, failure to meet customer demands may damage our reputation and goodwill.

Because of the short lead times in our production agreements, we may not be able to accurately or effectively plan our production or supply needs.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel needs, and other resource requirements, based on our production agreements with our customers.  Short lead times of our customers’ commitments to their own customers and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately the future requirements of those customers for our products.  Because many of our costs and operating expenses are fixed, a reduction in customer demand can harm our gross margins and operating results.  We may also occasionally acquire raw materials without having customer orders based on a customer’s forecast or in anticipation of an order and to secure more favorable pricing, delivery or credit terms in view of the short lead times we often have under our customers’ orders.  These purchases can expose us to losses from inventory carrying costs or inventory obsolescence.

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

Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in the PRC and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States.  Accordingly, other parties, including competitors, may duplicate our products using our proprietary technologies.  Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our other business, could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.  Our business may be adversely affected by obsolete inventories as a result of changes in demand for our products and change in life cycles of our products.

Risks Related to Doing Business in China

Our operations are located in China.  Changes in the political and economic policies of the Chinese government may adversely affect our operations.

Our business operations may be adversely affected by the political environment in the PRC.  The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China.  In recent years, however, the government has introduced reforms aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations.  Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment.  Moreover, economic reforms and growth in the PRC have been more successful in certain provinces in the PRC than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

A renewed outbreak of SARS or another widespread public health problem in China, where all of our manufacturing facilities are located and where over 77% of our sales occur and in Shenzhen, where our operations are headquartered, could have a negative effect on our operations.  Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities offices, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system.  Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar.  Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.  On July 21, 2005 the PRC government changed its policy of pegging the value of the Renminbi to the dollar.  Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies.  This change in policy has resulted in an approximate 2.5% appreciation in the Renminbi against the dollar.  While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

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

The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States.  The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises.  As a result, the administration of laws and regulations by government agencies are subject to considerable discretion and variation on the part of the PRC government, including its courts, and may be subject to influence by external forces unrelated to the legal merits of a particular matter.  China’s regulations and policies with respect to foreign investments are evolving.  Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published.  As a result, we may not be aware of any violations of these policies and rules until some time after the violation.  Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case  basis.   The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives.  If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected.  In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention.

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

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our PRC subsidiary’s ability to operate, including its ability to pay dividends.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China.  The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities.  The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities, such as CBBI, for equity interests or assets of the foreign entities.

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

Risks Related to our Common Stock
The market price for our common stock may be volatile.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	the lack of depth and liquidity of the market for our common stock,

•	actual or anticipated fluctuations in our quarterly operating results,

•	announcements of new products or services by us or our competitors,

•	changes in financial estimates by securities analysts,

•	conditions in the lithium ion battery market,

•	changes in the economic performance or market valuations of other companies involved in lithium ion battery production,

•	our sales of common stock,

•	investor perceptions of us and our business,

•	changes in the estimates of the future size and growth rate of our markets,

•	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

•	additions or departures of key personnel, and

•	potential litigation, or conditions in the mobile telephone market.

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

Our common stock could be subject to additional regulation as a “penny stock,” which may reduce the liquidity of our common stock.

If the trading price of our common stock falls below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules.  The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or, together with his or her spouse, $300,000).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase.

Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.   These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the common stock and may affect a stockholder’s ability to resell the common stock.

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

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against liabilities, attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us to the maximum extent permitted by Nevada law.  If we are required to indemnify any persons under this policy, the amounts we would have to pay could be material, and we may be unable to recover any of these funds from any source.

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

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

By the written consent of holders of a majority of our shares of common stock (the “Majority Stockholders”), Dr. Huanyu Mao, Mr. Richard Goodner, Mr. Joseph R. Mannes and Mr. Donald A. Preston have been chosen to become directors.  The Majority Stockholders also approved by written consent an amendment to our Articles of Incorporation and Bylaws which will give our board of directors (the “Board”) the authority to determine the number of directors on the Board.  Finally, the Majority Stockholders approved by written consent the Stock Option Plan and Compensation Plan for Non-Employee Directors of China BAK Battery, Inc.  However, none of the foregoing actions will be effective until the end of the twentieth calendar day after an Information Statement under Section 14(c) of the Securities Exchange Act of 1934, as amended, which includes information relating to the foregoing actions, is sent to our stockholders.  An Information Statement has not been sent our stockholders and accordingly, none of the foregoing actions are yet effective.

Item 5.  Other Information

          In connection  with the December 1, 2005 loan to BAK Battery from China Construction  Bank,  Shenzhen  Branch,  BAK  International,  Ltd. entered into a Guarantee Contract of Comprehensive Credit Facility whereby BAK International will provide unconditional guarantee of joint and several  liability for all indebtedness of BAK Battery under the credit facility agreement between BAK Battery and China Construction Bank,  Shenzhen Branch.  On December 1 , 2005 BAK Battery drew an additional US $2.4 million under such credit  facility  bearing interest at an annual rate of 5.481% and maturing June 1,  2006.  The credit facility agreement is discussed further in Amendment No. 1 to our Annual Report on Form 10-KSB for the  fiscal year ended September 30, 2005 filed with the Commission on January 31, 2006.

Item 6.  Exhibits.

Exhibits

10.1	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated November 30, 2005. *

10.2	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated December 5, 2005. *

10.3	Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated November 1, 2005. *

10.4	Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Construction Bank dated December 1, 2005. *

10.5	Summary of Guaranty Contract of Comprehensive Credit Facility Agreement between BAK International, Ltd. and Shenzhen Branch, China Construction Bank dated December 1, 2005. *

31.1	Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-130247) filed with the Commission on December 9, 2005.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:     February 16, 2006

CHINA BAK BATTERY, INC.

By:	/s/ Li Xiangqian

Li Xiangqian, Chief Executive Officer

By:	/s/ Han Yongbin

Han Yongbin, Chief Financial Officer