Form 10-Q/A
period 2005-12-31
CHINA BAK BATTERY INC
filed 2006-02-22
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q/A

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number:  000-49712

CHINA BAK BATTERY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0442833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

BAK Industrial Park
No. 1 BAK Street
Kuichong Town, Lunggang District
Shenzhen, People’s Republic of China	518119
(Address of principal executive offices)	(Zip Code)

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