Form 10-Q/A
period 2005-12-31
CHINA BAK BATTERY INC
filed 2006-03-29
CIK 1117171

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

EXPLANATORY NOTE

          China BAK Battery, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, originally filed on February 9, 2006 and previously amended on February 22, 2006 (the “Original Filing”).  The Company is filing this Amendment to amend Items 1, 2, and 4 of Part I of the Original Filing for the following reason.  In connection with another filing made with the Securities and Exchange Commission (the “Commission”) by the Company, the Company was advised that beginning with fiscal quarter ended December 31, 2005, the Company would no longer be considered a “small business issuer.”  As a result, the Company is amending its consolidated balance sheet as of December 31, 2005, the consolidated statement of operations for the three months ended December 31, 2005, and the consolidated statement of cash flows for the three months ended December 31, 2005 and supplementing or modifying certain notes to its consolidated financial statements as of such dates and for such periods to reflect the adoption of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) relating to the accounting for stock-based compensation by the Company commencing in the first quarter of the Company’s fiscal year to end September 30, 2006 and, as a result of such adoption, restate certain amounts in those financial statements.  Had the Company continued to be considered a “small business issuer,” it would have been first required to adopt SFAS No. 123R in the fiscal quarter ended March 31, 2006, which adoption would not have had any retrospective effect on the financial statements of the Company for prior periods.  The effect of the restatement is to recognize the incurrence of incremental share-based compensation expense of $711,512 in the quarter ended December 31, 2005. As a result, for the quarter ended December 31, 2005, gross profit was restated to $7,039,250 from $7,079,723, operating income was restated to $3,259,312 from $3,995,174, income before provision for income taxes was restated to $3,183,245 from $3,788,103, net income per share, basic and diluted, was restated to $.06 from $.08, additional paid in capital was restated to $68,724,320 from $68,012,808 and retained earnings was restated to $18,336,197 from $19,047,709.  Since all of the options to acquire shares of the Company’s common stock outstanding on December 31, 2005 were issued on May 16, 2005, the adoption of SFAS No. 123R had no effect on the financial results of the Company for the three months ended December 31, 2004 had the fair value method as prescribed by SFAS No. 123R been applied by the Company. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Items 1, 2 and 4 of Part I as amended are set forth below.  The remainder of the Original Filing is set forth below without further amendment.

          This Amendment speaks as of the Original Filing date.  This Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment.  The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement made therein not misleading.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA BAK BATTERY, INC.
Consolidated Balance Sheets
As of December 31, 2005 and September 30, 2005
(Amounts expressed in US Dollars, except number of shares)

	December 31, 2005	September 30, 2005

	$	$
	Restated
	Unaudited
Assets
Current Assets
Cash	11,368,998	33,055,784
Cash –Restricted	24,891,394	19,392,280
Accounts Receivable, Net	40,650,896	43,379,754
Inventories	36,885,868	21,696,226
Prepaid Expenses	1,748,264	1,448,119
Notes Receivable	9,365,328	484,028
Accounts Receivable - Related Party	21,588	271,873

Total Current Assets	124,932,336	119,728,064

Long-Term Assets
Property, Plant, & Equipment	72,067,498	52,160,610
Construction in Progress	5,198,860	17,804,181
Land Use Rights	3,255,562	3,246,791
Less Accumulated Depreciation	(7,085,873)	(5,873,954)

Long-term Assets, Net	73,436,047	67,337,628

Other Assets
Other Assets	546,585	566,703
Intangible Assets, Net	52,325	53,379

Total Other Assets	598,910	620,082

Total Assets	198,967,293	187,685,774

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	22,159,947	17,836,561
Bank Loans, Short Term	39,032,490	39,545,230
Notes Payable	33,605,163	29,577,308
Land Use Rights Payable	2,970,563	2,962,560
Construction Costs Payable	3,899,249	5,241,883
Customer Deposits	1,329,579	655,065
Accrued Expenses	3,494,288	3,196,594
Other Liabilities	512,718	712,506

Total Current Liabilities	107,003,997	99,727,707

CONTINGENCIES AND COMMITMENTS (NOTE 5)

Stockholders’ Equity
Capital Stock-$.001 Par Value; 100,000,000 Shares Authorized; 48,878,396 Shares Issued and Outstanding	48,878	48,878
Additional Paid In Capital	68,724,320	68,012,808
Accumulated Comprehensive Income	579,854	362,728
Reserves	4,274,047	3,688,989
Retained Earnings	18,336,197	15,844,664

Total Stockholders’ Equity	91,963,296	87,958,067

Total Liabilities and Stockholders’ Equity	198,967,293	187,685,774

The accompanying notes are an integral part of these financial statements.

CHINA BAK BATTERY, INC.
Consolidated Statements of Operations
For The Three Months Ended December 31, 2005 and 2004
(Amounts expressed in US Dollars, except number of shares)
(Unaudited)

	2005	2004

	$	$
	Restated
Revenues, Net of Returns	26,103,750	25,126,265
Cost of Goods Sold	19,064,500	20,743,021

Gross Profit	7,039,250	4,383,244

Expenses:
Selling	1,223,837	808,276
General and Administrative	1,805,408	1,151,756
Research and Development	495,205	20,020
Bad Debts	255,488	51,235

Total Expenses	3,779,938	2,031,287

Operating Income	3,259,312	2,351,957
Other Expenses (Income):
Finance Costs	384,889	389,650
Other Expenses (Income)	(308,822)	16,120

Net Income Before Provision for Income Taxes	3,183,245	1,946,187
Provision for Income Tax	106,654	144,067

Net Income	3,076,591	1,802,120

Net Income Per Common and Common Equivalent Share:
Basic	0.06	0.06

Diluted	0.06	0.06

Weighted Average Shares Outstanding:
Basic	48,878,396	31,225,642

Diluted	49,242,404	31,225,642

The accompanying notes are an integral part of these financial statements.

CHINA BAK BATTERY, INC.
Consolidated Statements of Cash Flows
For The Three Months Ended December 31, 2005 and 2004
(Amounts expressed in US Dollars)
(Unaudited)

	2005	2004

	$	$
	Restated
Cash Flows from (used for) Operating Activities
Net Income	3,076,591	1,802,120
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Bad Debts Expense	255,488	51,235
Depreciation and Amortization	1,213,116	754,727
Writedown of inventory	460,275	—
Share-Based Compensation	711,512	—
Changes in Assets and Liabilities:
Accounts Receivable	2,512,194	(5,947,411)
Inventories	(15,592,023)	10,235,226
Prepaid Expenses	(300,145)	921,473
Notes Receivable	(8,881,301)	(437,523)
Accounts Receivable - Related Party	250,286	378,413
Other Assets	20,118	(67,767)
Accounts Payable	4,323,386	(2,786,974)
Land Use Rights Payable	(768)	272
Construction Costs Payable	(1,342,634)	746,559
Customer Deposits	674,514	(137,346)
Accrued Expenses	297,695	(2,664,062)
Other Liabilities	(199,788)	271

Net Cash Flows from (used for) Operating Activities	(12,521,484)	2,849,213

Cash Flows from (used for) Investing Activities
Acquisition of Property, Plant and Equipment	(19,906,888)	(1,300,986)
Construction in Progress	12,605,321	(3,370,433)

Net Cash Flows used for Investing Activities	(7,301,567)	(4,671,419)

Cash Flows from (used for) Financing Activities
Proceeds from Borrowings	27,529,782	21,519,898
Repayment of Borrowings	(24,014,667)	(18,844,328)
Cash Pledged To Bank	(5,499,114)	(806,951)

Net Cash Flows from (used for) Financing Activities	(1,983,999)	1,868,619

Effect of Exchange Rate Changes on Cash	120,264	(1,525)

Net Increase (Decrease) in Cash	(21,686,786)	44,888
Cash - Beginning of Period	33,055,784	3,212,176

Cash - End of Period	11,368,998	3,257,064

Supplemental Cash Flow Disclosures:
Interest Paid	425,214	313,195

Income Taxes Paid	195,491	94,858

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

7.         SHARE-BASED COMPENSATION RESTATEMENT

In December 2004, the FASB issued SFAS No. 123R, which requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.”

Effective October 1, 2005, The Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, the compensation cost recognized beginning October 1, 2005 is attributable to the options granted on May 16, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost is recognized ratably over the related vesting period of the options.

As a result of the adoption of SFAS No. 123R, the Company’s results for the quarter ended December 31, 2005 include incremental share-based compensation expense of $711,512, included as follows in the consolidated statement of operations:

Cost of goods sold	$40,473
Selling expenses	108,540
General and administrative expenses	332,977
Research and development expenses	253,872
Provision for income taxes benefit	(24,350)

Net share-based compensation expense	$711,512

Consequently, the effect of the restatement of the Company’s financial statements for the three months ended December 31, 2005 to reflect the adoption of SFAS No. 123R was as follows:

	As restated	As previously reported

Gross profit	$7,039,250	$7,079,723
Operating income	3,259,312	3,995,174
Income before provision for income taxes	3,183,245	3,919,107
Net income	3,076,591	3,788,103
Net income per share, basic and diluted	.06	.08
Additional paid in capital	68,724,320	68,012,808
Retained earnings	18,336,197	19,047,709
Net cash flows used for operating activities	12,521,484	12,521,484
Net cash flows used for financing activities	$1,983,999	$1,983,999

Since all of the options outstanding on December 31, 2005 were issued on May 16, 2005, there would have been no effect on the financial results for the three months ended December 31, 2004 had the fair value method as prescribed by SFAS No. 123 been applied by the Company.

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

Changes in Accounting Standards

In December  2004,  the  Financial  Accounting  Standards  Board issued Statement  of Financial  Accounting  Standards  No. 123R,  “Share-Based Payment” (“SFAS 123R”), which became  effective for us on  October 1, 2005.  SFAS 123R revises FASB  Statement No. 123  “Accounting for  Stock-Based  Compensation”  and  supersedes  APB  Opinion  No. 25 “Accounting  for Stock Issued to  Employees”.  SFAS 123R  requires all public and non-public companies to measure and recognize  compensation expense for all  stock-based  payments  for  services  received at the grant-date  fair  value,  with the cost  recognized  over the  vesting period (or the requisite  service period).  The impact of the adoption of SFAS 123R upon the Company’s consolidated  financial  statements is consistent with the fair value  disclosures  included in the notes to the Company’s September 30, 2005 consolidated financial statements.

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

Gross Profit

Gross profit for the three months ended December 31, 2005 was $7.0 million or 27.0% of revenues as compared to gross profit of $4.4 million or 17.4% of revenues for the same period of the prior year. The increase in gross profit, as a percentage of revenues, resulted primarily from decreased unit manufacturing costs stemming from a decrease in prices for most raw materials and an increased yield in the manufacturing process. Steel case cell battery selling prices decreased by 3.5% during the period, while the cost of manufacturing steel case cell units decreased by 20.3%, resulting in an overall increase in gross profit from 16.4% to 27.2% of revenues. In the aluminum case cell market, the average unit selling price remained consistent from last year and unit manufacturing costs decreased by 17.6%, thereby increasing gross profit from 13.9% to 25.7% of revenues. While we have historically sold our products primarily into the replacement battery market with lower selling prices and, consequently, lower gross profit margins, we are continuing to pursue a strategy of increasing sales into the higher profit margin OEM segment.

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

Selling Expenses

Selling expenses increased to $1.2 million for the three month period ended December 31, 2005 as compared to $808,000 for the same period of the prior year, an increase of  $416,000 or 51.4%. As a percentage of revenues, selling expenses have increased to 4.7% this year, from 3.2% last year, as we increase our staff and advertising to obtain orders to increase utilization of our recent manufacturing capacity expansion.

Salaries related to selling efforts increased to $598,000 from $464,000 for the same period of the prior year, an increase of $134,000. We had 80 employees engaged in sales and marketing on December 31, 2005 as compared to 71 on December 31, 2004. Share-based compensation included in selling expenses was $109,000 for the three months ended December 31, 2005. There was no comparable expense in the prior year. The options were issued in May 2005. As a result of the introduction of a formal and coordinated marketing campaign and increased professional advertisements and exhibitions, advertising expenses increased $37,000 from the same period in the prior year. Transportation, maintenance, travel and entertainment and other related selling and marketing expenses also increased due to the increased selling effort. Marketing or advertising costs consist primarily of promoting ourselves and our products through printed advertisements in trade publications, packaging and displa ying our products through attendance of industry trade exhibitions. We do not pay slotting fees, engage in cooperative advertising programs, participate in buydown programs or similar arrangements. No material estimates are required to determine our marketing or advertising costs.

General and Administrative Expenses

General and administrative expenses increased to $1.8 million for the three months ended December 31, 2005 as compared to $1.2 million for the same period of the prior year, an increase of $654,000 or 56.8%. As a percentage of revenues, general and administrative expenses were 6.9% and 4.6% as of December 31, 2005 and December 31, 2004, respectively. Despite increased general and administrative expense, we believe that general and administrative expenses remain manageable relative to revenues.  Share-based compensation included in general and administrative expenses was $333,000 for the three months ended December 31, 2005. There was no comparable expense in the prior year. The options were issued in May 2005. Professional fees and expenses increased $306,000 from the first quarter of last year, reflecting the additional costs of operating as a public company since January 2005.  Benefits, primarily employee pensions, increased $102,000 from the same quarter l ast year, while insurance increased $76,000 to cover our equipment additions since last year.  These increases were partially offset by a $140,000 decrease in salaries due to a lump sum payment made to new hires that completed their probationary period during the three month period ended December 31, 2004.

Research and Development Expenses

Research and development expenses increased to $495,000 for the three months ended December 31, 2005 as compared to $20,000 for the same period of the prior year, an increase of $475,000 or 2,374%. Share-based compensation included in research and development expenses was $254,000 for the three months ended December 31, 2005. There was no comparable expense in the prior year. The options were issued in May 2005. This increase also resulted from a $60,000 grant that partially offset the prior year’s expense, with the balance of the increase due to materials and other purchases required to support our increased research and development effort.

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

Operating Income

As a result of the above, operating income totaled $3.3 million for the three months ended December 31, 2005 as compared to operating income of $2.4 million for the same period of the prior year, an increase of $907,000 or 38.6%.

As a percentage of revenues, operating income was 12.5% for the three months ended December 31, 2005 as compared to 9.4% for the same period of the prior year. The growth in operating income as a percentage of revenues was substantially due to the increase in gross profit.

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

Net Income

Primarily as a result of decreased manufacturing costs during the period, we increased our net income to $3.1 million as compared to $1.8 million for the same period of the prior year, an increase of $1.3 million or 70.7%.

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

Item 4.  Controls and Procedures

In connection with our Original Filing, we initially concluded that our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), (i) were designed and were effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission, and (ii) were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions on required disclosure.  Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we reevaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2005.  As a result of the changes made to the consolidated balance sheet as of December 31, 2005, the consolidated statement of operations for the three months ended December 31, 2005, and the consolidated statement of cash flows for the three months ended December 31, 2005, to reflect the adoption of Statement of Financial Accounting Standards No. 123R commencing in the first quarter of the Company’s fiscal year to end September 30, 2006, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005.  The two Executive Officers responsible for the financial reporting and disclosure are in direct control of our books and records and are involved first-hand in the decision making process for material transactions.

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2005, that has materially effected, or is reasonably likely to materially affect our internal controls over financial reporting, other than thefollowing set of changes that our management began to implement in the fourth quarter of calendar year 2005:

(1) Engaging outside consultants with technical accounting expertise, as needed, to ensure that accounting personnel with adequate experience, skills and knowledge are directly involved in the review of our financial statements and how we account for complex, non-recurring transactions and those items for which we have restated our financial statements;

(2) Providing additional training of our accounting staff;

(3) Involving both internal accounting personnel and outside consultants with technical accounting expertise, as needed, early in the evaluation of the application of generally accepted accounting principles in complex, non-recurring transactions;

(4) Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-recurring transactions and those items for which we have restated our financial statements; and

(5) Requiring senior accounting personnel and our outside consultants with technical accounting expertise to review complex, non-recurring transactions to evaluate andapprove the accounting treatment for such transactions and those items for which we have restated our financial statements prior to issuance an any financial statements by us.

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

          Date:     March 27, 2006

CHINA BAK BATTERY, INC.

By:	/s/ Li Xiangqian

Li Xiangqian, Chief Executive Officer

By:	/s/ Han Yongbin

Han Yongbin, Chief Financial Officer