Form 10-Q
period 2006-03-31
CHINA BAK BATTERY INC
filed 2006-05-10
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2006:  48,878,396 shares of common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA BAK BATTERY, INC.
Consolidated Balance Sheets
As of March 31, 2006 and September 30, 2005
(In thousands, except share and per share amounts)

	March 31, 2006	September 30, 2005

	$	$

	Unaudited
Assets
Current Assets
Cash	7,923	33,056
Cash – Restricted	25,245	19,392
Accounts Receivable, Net	50,574	43,380
Inventories	45,916	21,696
Prepaid Expenses	1,638	1,448
Notes Receivable	7,152	484
Accounts Receivable – Related Party	22	272

Total Current Assets	138,470	119,728

Long-Term Assets
Property, Plant, & Equipment	76,458	52,161
Construction in Progress	7,497	17,804
Land Use Rights	3,277	3,247
Less Accumulated Depreciation	(8,509)	(5,874)

Long-term Assets, Net	78,723	67,338

Other Assets
Other Assets	716	567
Intangible Assets, Net	50	53

Total Other Assets	766	620

Total Assets	217,959	187,686

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	30,195	17,837
Bank Loans, Short Term	42,910	39,545
Notes Payable	32,460	29,577
Land Use Rights Payable	2,990	2,963
Construction Costs Payable	3,639	5,242
Customer Deposits	318	655
Accrued Expenses	3,691	3,197
Other Liabilities	1,477	712

Total Current Liabilities	117,680	99,728

CONTINGENCIES AND COMMITMENTS (NOTE 5)
Stockholders’ Equity
Capital Stock-$.001 Par Value; 100,000,000 Shares Authorized; 48,878,396 Shares Issued and Outstanding	49	49
Additional Paid In Capital	69,429	68,013
Accumulated Comprehensive Income	1,224	363
Reserves	5,551	3,689
Retained Earnings	24,026	15,844

Total Stockholders’ Equity	100,279	87,958

Total Liabilities and Stockholders’ Equity	217,959	187,686

The accompanying notes are an integral part of these financial statements.

CHINA BAK BATTERY, INC.
Consolidated Statements of Operations
For The Three Months Ended March 31, 2006 and 2005
(In thousands, except per share amounts)
(Unaudited)

	2006	2005

	$	$
Revenues, Net of Returns	38,219	25,878
Cost of Goods Sold	26,013	20,310

Gross Profit	12,206	5,568

Expenses:
Selling	1,316	1,018
General and Administrative	2,072	723
Research and Development	464	166
Bad Debts	393	294

Total Expenses	4,245	2,201

Operating Income	7,961	3,367
Other Expenses (Income):
Finance Costs	651	572
Other Expenses (Income)	(2)	9

Net Income Before Provision for Income Taxes	7,312	2,786
Provision for Income Tax	345	220

Net Income	6,967	2,566

Net Income Per Common and Common Equivalent Share:
Basic	0.14	0.07

Diluted	0.14	0.07

Weighted Average Shares Outstanding:
Basic	48,878	38,811

Diluted	49,475	38,811

The accompanying notes are an integral part of these financial statements.

CHINA BAK BATTERY, INC.
Consolidated Statements of Operations
For The Six Months Ended March 31, 2006 and 2005
(In thousands, except per share amounts)
(Unaudited)

	2006	2005

	$	$
Revenues, Net of Returns	64,323	51,005
Cost of Goods Sold	45,078	41,054

Gross Profit	19,245	9,951

Expenses:
Selling	2,540	1,826
General and Administrative	3,877	1,875
Research and Development	959	186
Bad Debts	649	345

Total Expenses	8,025	4,232

Operating Income	11,220	5,719
Other Expenses (Income):
Finance Costs	1,036	962
Other Expenses (Income)	(311)	25

Net Income Before Provision for Income Taxes	10,495	4,732
Provision for Income Tax	451	364

Net Income	10,044	4,368

Net Income Per Common and Common Equivalent Share:
Basic	0.21	0.12

Diluted	0.20	0.12

Weighted Average Shares Outstanding:
Basic	48,878	34,977

Diluted	49,475	34,977

The accompanying notes are an integral part of these financial statements.

CHINA BAK BATTERY, INC.
Consolidated Statements of Cash Flows
For The Six Months Ended March 31, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005

	$	$
Cash Flows from (used for) Operating Activities:
Net Income	10,044	4,368
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Bad Debts Expense	649	346
Depreciation and Amortization	2,638	1,497
Writedown of Inventory	105	—
Share Based Compensation	1,416	—
Changes in Assets and Liabilities:
Accounts Receivable	(7,843)	(10,064)
Inventories	(24,325)	17,411
Prepaid Expenses	(190)	(187)
Notes Receivable	(6,668)	(226)
Accounts Receivable - Related Party	250	349
Other Assets	(149)	77
Accounts Payable	12,358	(5,760)
Land Use Rights Payable	27	—
Construction Costs Payable	(1,603)	(3,799)
Customer Deposits	(337)	(161)
Accrued Expenses	494	(1,859)
Other Liabilities	765	235

Net Cash Flows from (used for) Operating Activities	(12,369)	2,227

Cash Flows from (used for) Investing Activities:
Recapitalization	—	18
Acquisition of Property, Plant and Equipment	(24,327)	(12,882)
Construction in Progress	10,307	2,010

Net Cash Flows used for Investing Activities	(14,020)	(10,854)

Cash Flows from (used for) Financing Activities:
Proceeds from Borrowings	65,100	48,749
Repayment of Borrowings	(58,852)	(44,539)
Cash Pledged To Bank	(5,853)	(3,436)
Proceeds from Issuance of Capital Stock	—	15,529
Contribution of Cash from Stockholders Acquiring Shares of BAK International	—	11,500
Distribution of Cash to Stockholders in Connection with Acquisition of Shares of BAK Battery	—	(11,500)

Net Cash Flows from Financing Activities	395	16,303
Effect of Exchange Rate Changes on Cash	861	(2)

Net Increase (Decrease) in Cash	(25,133)	7,674
Cash - Beginning of Period	33,056	3,212

Cash - End of Period	7,923	10,886

Supplemental Cash Flow Disclosures:
Interest Paid	657	875

Income Taxes Paid	197	138

Recapitalization	—	(2)

The accompanying notes are an integral part of these financial statements.

CHINA BAK BATTERY, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
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

2.	CASH - RESTRICTED

The Company’s cash - restricted at March 31, 2006 is summarized as follows:

$ in thousands

Time deposits pledged as collateral for letter of credit facilities	8,157
Cash pledged as a guarantee for notes payable	17,088

Total cash – restricted	25,245

3.	INVENTORIES

The Company’s inventories at March 31, 2006 and September 30, 2005 are summarized as follows:

	March 31, 2006	September 30, 2005

	$ in thousands	$ in thousands
Raw materials	17,695	9,284
Work in progress	7,721	2,738
Finished goods	20,500	9,674

Total inventories	45,916	21,696

CHINA BAK BATTERY, INC.
Notes to Consolidated Financial Statements
March 31, 2006  and 2005
(Unaudited)

4.	BANK DEBTS

As of March 31, 2006, the Company had several short-term loans, notes payable and letter of credit facilities with banks with a total outstanding balance of $75,370. The loans were used primarily to support operating activities, carried interest rates ranging from 5.022% to 6.138%, and have maturity dates ranging from 5 to 12 months.  The Company is required to pledge cash, inventories and equipment in order to secure these short-term bank loans and notes payable, summarized as follows at March 31, 2006:

$ in thousands

Cash-restricted	25,245
Inventories	773
Equipment	12,120

Total assets pledged	38,138

5.	CONTINGENCIES AND COMMITMENTS

	A.	Contingent Liabilities

		1.	Land Use and Ownership Certificate:

According to relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction need to be obtained before construction of a building is commenced. An ownership certificate shall be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained.

BAK has not yet obtained the land use right certificate and government approvals relating to the construction of BAK Industrial Park (the Company’s operating premises). However, BAK has applied to obtain the land use right certificate of approval. The local government of Kuichong Township of Longgang District of Shenzhen has, however, granted permission for BAK to commence the construction of the recently completed production plant pending a decision  from the bureau of city planning. The Company anticipates that it will receive the approval from the bureau of city planning in 2006.

Management believes, under the condition that BAK is granted a land use right certificate and related approvals, there should be no legal barriers for BAK to obtain an ownership certificate for the premises recently constructed in BAK Industrial Park.  However, in the event that BAK fails to obtain the land use right certificate relating to BAK Industrial Park and/or the government approvals required for the construction of BAK Industrial Park, there is the risk that the buildings constructed will need to be vacated as illegitimate constructions. However, management believes that this possibility while present is very remote. As a result, no provision has been made in the financial statements for this potential occurrence.

The Company does not currently insure its manufacturing facilities since it has not yet received its land use right certificate. The Company intends to procure such insurance once it has received the certificate.

CHINA BAK BATTERY, INC.
Notes to Consolidated Financial Statements
March 31, 2006  and 2005
(Unaudited)

5.	CONTINGENCIES AND COMMITMENTS (cont’d.)

	A.	Contingent Liabilities (cont’d.)

		2.	Guarantees

The Company’s guarantees at March 31, 2006 are summarized as follows:

$ in thousands

Guaranteed for Shenzhen Tongli Precision Stamping, a non-related party	1,771
Guaranteed for Shenzhen Tongli High Technolgy, a non-related party	4,295
Guaranteed for Shenzhen Zhengda, a non-related party	1,247
Notes receivable discounted	10,994

Total guarantees	18,307

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

BAK has commitments under construction contracts for the construction of factory, office, and employee residence buildings, amounting to $5,815 at March 31, 2006.

6.	SHARE-BASED COMPENSATION

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

As a result of the adoption of SFAS No. 123R, the Company’s results for the quarter ended March 31, 2006 include incremental share-based compensation expense of $705, included as follows in the consolidated statement of operations:

$ in thousands

Cost of goods sold	40
Selling expenses	63
General and administrative expenses	307
Research and development expenses	234

Share-based compensation expense before taxes	644
Income tax effect	61

Share-based compensation expense	705

Since all of the options outstanding on March 31, 2006 were issued on May 16, 2005, there would have been no effect on the financial results for the three months ended March 31, 2005 had the fair value method as prescribed by SFAS No. 123 been applied by the Company.

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

Overview

CBBI is a holding company whose China-based subsidiaries, BAK International, BAK Battery and BAK Electronics, are focused on the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable battery cells  for use in a wide array of applications. We also have internal research and development facilities engaged primarily in furthering lithium ion and lithium polymer related technologies. We believe that our technologies allow us to offer batteries that are flexibly configured, lightweight and generally achieve longer operating time than many competing batteries currently available. We have focused on manufacturing a family of replacement lithium batteries for mobile phones. We also supply rechargeable lithium ion batteries for use in various other portable electronic applications, including high-power handset telephones, laptop computers, digital cameras, video camcorders, MP3 players and general industrial applications. Historically, we have manufactured four types of batteries: steel cell, aluminum cell, cylindrical cell and industrial batteries. In the fourth quarter of fiscal 2005, we began producing a fifth type of battery cell, lithium polymer, and in the second quarter of fiscal 2006, we began deliveries of our latest offering, high power cells.  We deliver our products to packing plants operated by third parties where the bare cells are packed in accordance with specifications established by certain manufacturers of mobile phones and other electronic products. We operate sales and service branches in  seven principal coastal cities and Beijing in the Peoples Republic of China. The majority of our income is generated from the sale of steel cells. However, we believe there is growth potential for aluminum and cylindrical cells because of their wide applications. Our current growth strategy includes entering into the original equipment manufacture (“OEM”) battery market for cellular telephone brands and other electronic products.

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

In addition, management monitors collectability of accounts receivable and notes receivable primarily through review of the accounts receivable and notes receivable agings. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, will record a charge in the period such determination is made.

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

Changes in Accounting Standards

In December  2004,  the  Financial  Accounting  Standards  Board issued Statement  of Financial  Accounting  Standards  No. 123R,  “Share-Based Payment” (“SFAS 123R”), which became  effective for us on  October 1, 2005.  SFAS 123R revises FASB  Statement No. 123  “Accounting for  Stock-Based  Compensation”  and  supersedes  APB  Opinion  No. 25 “Accounting  for Stock Issued to  Employees”.  SFAS 123R  requires all public and non-public companies to measure and recognize  compensation expense for all  stock-based  payments  for  services  received at the grant-date  fair  value,  with the cost  recognized  over the  vesting period (or the requisite  service period).  The impact of the adoption of SFAS 123R upon CBBI’s consolidated  financial  statements is consistent with the fair value  disclosures  included in CBBI’s September 30, 2005 consolidated financial statements.

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

Results of operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Revenues

Revenues increased to $38.2 million for the three months ended March 31, 2006 as compared to $25.9 million for same period of the prior year, an increase of $12.3 million or 47.7%. Our revenues increased during the period as a result of increased sales volumes, partially offset by a decline in unit selling prices. Revenues relating to steel case batteries increased to $18.8 million from $11.5 million in the prior year period, an increase of $7.4 million or 64.4%, due to increased sales volumes partially offset by lower selling prices.

Revenues from sales of aluminum case cell batteries increased to $14.3 million for the period as compared to $6.9 million in the prior year period, an increase of $7.4 million or 108.1%,  due to increased sales volumes partially offset by lower sales prices. Revenues from sales of industrial batteries decreased to $2.4 million in the quarter, from $7.0 million a year ago, due to both lower sales volumes and lower unit selling prices. We also sold $2.6 million of high power cells in the second quarter of fiscal 2006, our first sales of this product. We were able to gain market share both domestically and internationally during the period because, in our belief, our production volume and technological advantage gives us an advantage over our competitors with regard to supply ability and cost. We also believe that our gain in market share was due in part to our decision to maintain low pricing, the improved quality of our products and the improvements we made in manufacturing efficiencies.

Gross Profit

Gross profit for the three months ended March 31, 2006 was $12.2 million or 32.0% of revenues as compared to gross profit of $5.6 million or 21.5% of revenues for the same period of the prior year. The increase in gross profit, as a percentage of revenues, resulted primarily from decreased unit manufacturing costs, stemming from a decrease in prices for most raw materials, and an increased yield in the manufacturing process. Steel case cell battery selling prices decreased by 5.2% during the period, while the cost of manufacturing steel case cell units decreased by 14.6%%, resulting in an overall increase in gross profit from 20.9% to 30.9% of revenues. In the aluminum case cell market, the average unit selling price decreased by 6.9% from last year and unit manufacturing costs decreased by 20.8%, thereby increasing gross profit from 17.0% to 30.2% of revenues. For industrial batteries, unit selling prices decreased by 26.6% from a year ago, while unit manufacturing costs decreased by 28.5%, resulting in an increase in gross profit from 28.7% to 30.0% of revenues. While we have historically sold our products primarily into the replacement battery market with lower selling prices and, consequently, lower gross profit margins, we are continuing to pursue a strategy of increasing sales into the higher profit margin OEM segment.

Continued vertical integration of the manufacturing process, volume discounts on increasing raw material purchases, increasing production efficiencies, and low labor costs collectively served to reduce manufacturing costs. We believe that we can continue to achieve cost savings from these activities that will help to offset potential replacement battery market selling price decreases during the rest of 2006.

Some entities include all costs associated with their distribution system in cost of goods sold while other companies may record a portion of their distribution costs in selling expense. Because of this disparity in financial reporting, gross margins between our company and other companies may not be comparable. With the exception of packaging, transportation and freight charges which we include under selling expenses, we believe we include most other costs of our distribution system in cost of goods sold.

Selling Expenses

Selling expenses increased to $1.3 million for the three month period ended March 31, 2006 as compared to $1.0 million for the same period of the prior year, an increase of $298,000 or 29.3%. As a percentage of revenues, selling expenses have decreased to 3.4% this year, from 3.9% last year. Salaries related to selling efforts increased to $553,000 from $530,000 for the same period of the prior year, an increase of $23,000. We had 72 employees engaged in sales and marketing on both March 31, 2006 and 2005. Share-based compensation included in selling expenses was $63,000 for the three months ended March 31, 2006.  There was no comparable expense in the prior year since the options were issued in May 2005.  Higher sales volumes increased packaging, transportation and supplies costs included in selling expenses by a total of $98,000 from the second quarter last year. We also incurred an additional $37,000 of exhibition and entertainment expenses this year in an effort to obtain orders to fill the recent production capacity expansion. Marketing or advertising costs consist primarily of promoting ourselves and our products through printed advertisements in trade publications, packaging and displaying our products through attendance of industry trade exhibitions. We do not pay slotting fees, engage in cooperative advertising programs, participate in buydown programs or similar arrangements. No material estimates are required to determine our marketing or advertising costs.

General and Administrative Expenses

General and administrative expenses increased to $2.1 million for the three months ended March 31, 2006 as compared to $723,000 for the same period of the prior year, an increase of $1.3 million or 186.6%. As a percentage of revenues, general and administrative expenses were 5.4% and 2.8% as of March 31, 2006 and March 31, 2005, respectively. Despite this increase, we believe that general and administrative expenses remain manageable relative to revenues.  Share-based compensation included in general and administrative expenses was $306,000 for the three months ended March 31, 2006.  There was no comparable expense in the prior year since the options were issued in May 2005.  Professional fees and expenses increased $248,000 from the second quarter of last year, reflecting the additional costs of operating as a public company. Also included in general and administrative expense for the quarter ended March 31, 2006 is the write-off of the $418,000 remaining balance of a prepayment to the utility formerly supplying our electricity. The recent expansion of our facilities and workforce resulted in increased depreciation, office expenses, safety expenses, property taxes, supplies and utilities totaling $237,000 from a year ago. An increase of 154 general and administrative personnel from a year ago contributed another $122,000 to salaries and benefits.

Research and Development Expenses

Research and development expenses increased to $464,000 for the three months ended March 31, 2006 as compared to $166,000 for the same period of the prior year, an increase of $298,000 or 179.5%. Share-based compensation included in research and development expenses was $234,000 for the three months ended March 31, 2006.  There was no comparable expense in the prior year since the options were issued in May 2005.  Equipment purchases expensed to research and development also increased $51,000 from a year ago.

Bad Debts

Bad debts expense totaled $393,000 for the three months ended March 31, 2006 as compared to $294,000 for the same period of the prior year. As a percentage of revenues, bad debts expenses were 1.0% and 1.1% for the three months ended March 31, 2006 and 2005, respectively. The bad debt expense increase is primarily due to the increase in the bad debts reserve from $1.1 million or 3.4% of total accounts and notes receivable of $32.1 million at March 31, 2005 to $2.3 million or 3.8% of total accounts and notes receivable of $60.0 million at March 31, 2006. Management believes that the reserve for bad debts as of March 31, 2006 is adequate and will adjust future reserves as we gain more experience with our customers.

Operating Income

As a result of the above, operating income totaled $8.0 million for the three months ended March 31, 2006 as compared to operating income of $3.4 million for the same period of the prior year, an increase of $4.6 or 136.4%. As a percentage of revenues, operating income was 20.8% for the three months ended March 31, 2006 as compared to 13.0% for the same period of the prior year. The growth in operating income as a percentage of revenues was substantially due to the increase in gross profit.

Finance Costs

Finance costs increased to $651,000 for the three month period ended March 31, 2006 as compared to $572,000 for the same period of the prior year, an increase of $79,000 or 13.8%. The finance costs increase is primarily due to the interest costs during the period. We had $75.4 million in short term loans and notes payable as of March 31, 2006 as compared to $69.1 million outstanding as of March 31, 2005. Short term loans and notes payable are comprised of various short term bank loans and promissory notes, with interest ranging from 5.022% to 6.138%, and maturities of generally less than twelve months. The funds were used for working capital purposes.

Net Income

Primarily as a result of decreased manufacturing costs during the three month period ended March 31, 2006, we increased our net income to $7.0 million as compared to $2.6 million for the same period of the prior year, an increase of $4.4 million or 171.5%.

Results of operations for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.

Revenues

Revenues increased to $64.3 million for the six months ended March 31, 2006 as compared to $51.0 million for same period of the prior year, an increase of $13.3 million or 26.1%. Our revenues increased during the period as a result of increased sales volume, partially offset by a decline in unit selling prices. Revenues relating to steel case batteries increased to $33.2 million from $25.5 million in the prior year period, an increase of $7.7 million or 30.1%, due to increased sales volumes partially offset by lower selling prices. Revenues from sales of aluminum case cell batteries increased to $23.0 million for the period as compared to $13.4 million in the prior year period, an increase of $9.7 million or 72.2%, due to increased sales volumes partially offset by lower sales prices. Revenues from sales of industrial batteries decreased to $5.3 million for the first half of fiscal 2006, from $11.4 million a year ago, due to both lower sales volumes and lower unit selling prices. We also sold $2.6 million of high power cells in the first half of fiscal 2006, our first sales of this product.

Gross Profit

Gross profit for the six months ended March 31, 2006 was $19.2 million or 30.0% of revenues as compared to gross profit of $10.0 million or 19.5% of revenues for the same period of the prior year. The increase in gross profit, as a percentage of revenues, resulted primarily from decreased unit manufacturing costs stemming from a decrease in prices for most raw materials and an increased yield in the manufacturing process. Steel case cell battery selling prices decreased by 4.9% during the period, while the cost of manufacturing steel case cell units decreased by 17.7%, resulting in an overall increase in gross profit from 18.5% to 29.5% of revenues. In the aluminum case cell market, the average unit selling price decreased by 3.3% during the period from last year and unit manufacturing costs decreased by 18.2%, thereby increasing gross profit from 15.6% to 28.6% of revenues. For industrial batteries, unit selling prices decreased by 24.5% from a year ago, while unit manufacturing costs decreased by 28.8%, resulting in an increase in gross profit from 27.4% to 31.0% of revenues.

Selling Expenses

Selling expenses increased to $2.5 million for the six month period ended March 31, 2006 as compared to $1.8 million for the same period of the prior year, an increase of  $714,000 or 39.1%. As a percentage of revenues, selling expenses have increased slightly to 3.9% this year, from 3.6% last year.

Salaries related to selling efforts increased to $1.2 million from $917,000 for the same period of the prior year, an increase of $234,000. Share-based compensation included in selling expenses was $172,000 for the six months ended March 31, 2006.  There was no comparable expense in the prior year since the options were issued in May 2005.  Higher sales volumes increased packaging, transportation and supplies costs included in selling expenses by a total of $171,000 from the first half of last year. Depreciation and maintenance and repairs also increased by $152,000 from a year ago due to the recent facilities expansion.

General and Administrative Expenses

General and administrative expenses increased to $3.9 million for the six months ended March 31, 2006 as compared to $1.9 million for the same period of the prior year, an increase of $2.0 million or 106.8%. As a percentage of revenues, general and administrative expenses were 6.0% and 3.7% as of March 31, 2006 and March 31, 2005, respectively. Despite increased general and administrative expense, we believe that general and administrative expenses remain manageable relative to revenues.  Share-based compensation included in general and administrative expenses was $639,000 for the six months ended March 31, 2006.  There was no comparable expense in the prior year since the options were issued in May 2005.  Professional fees and expenses increased $410,000 from the first half of last year, reflecting the additional costs of operating as a public company. Also included in general and administrative expenses in the first half of fiscal 2006 is the write-off of the $418,000 remaining balance of a prepayment to the utility formerly supplying our electricity. The recent expansion of our facilities and workforce resulted in increased insurance, repairs and maintenance, depreciation, safety expenses, property taxes, supplies and utilities totaling $421,000 from a year ago.

Research and Development Expenses

Research and development expenses increased to $959,000 for the six months ended March 31, 2006 as compared to $186,000 for the same period of the prior year, an increase of $773,000 or 415.6%. Share-based compensation included in research and development expenses was $488,000 for the six months ended March 31, 2006.  There was no comparable expense in the prior year since the optionswere issued in May 2005.  Equipment purchases expensed to research and development increased $106,000 from the first half of last year. This increase also resulted from a $60,000 grant that partially offset the prior year’s expense,

Bad Debts

Bad debts expense totaled $649,000 for the six months ended March 31, 2006 as compared to $345,000 for the same period of the prior year. As a percentage of revenues, bad debts expenses were 1.0% and 0.7% for the six months ended March 31, 2006 and 2005, respectively. The bad debt expense increase is primarily due to the increase in the bad debts reserve from $1.1 million or 3.4% of total accounts and notes receivable of $32.1 million at March 31, 2005 to $2.3 million or 3.8% of total accounts and notes receivable of $60.0 million at March 31, 2006.

Operating Income

As a result of the above, operating income totaled $11.2 million for the six months ended March 31, 2006 as compared to operating income of $5.7 million for the same period of the prior year, an increase of $5.5 million or 96.2%. As a percentage of revenues, operating income was 17.4% for the six months ended March 31, 2006 as compared to 11.2% for the same period of the prior year. The growth in operating income as a percentage of revenues was substantially due to the increase in gross profit.

Finance Costs

Finance costs, primarily interest on our debt,  increased to $1.0 million for the six month period ended March 31, 2006 as compared to $962,000 for the same period of the prior year, a increase of $74,000 or 7.7%. We had $75.4 million in short term loans and notes payable as of March 31, 2006 as compared to $69.1 million outstanding as of March 31, 2005.

Other Expenses (Income)

Other income was $311,000 for the six month period ended March 31, 2006, as compared to $25,000 of other expenses for the same period of the prior year, an improvement of $336,000. The other income increase is primarily due to BAK International’s short term investment in financial instruments during the period.

Net Income

Primarily as a result of decreased manufacturing costs during the six month period ended March 31, 2006, we increased our net income to $10.0 million as compared to $4.4 million for the same period of the prior year, an increase of $5.7 million or 129.9%.

Inventory

Inventory totaled $45.9 million as of March 31, 2006 as compared to $21.7 million as of September 30, 2005, an increase of $24.2 million. We built finished goods inventory by $10.8 million in preparation for the increased sales activities that began in the second quarter of fiscal 2006. Management believes that the finished goods inventory, approximating 2.5 months’ sales at March 31, 2006 levels is normal. We were also able to enjoy volume discounts from the increased level of raw material purchases.

Notes Receivable

We have modified our policy with respect to accounts receivable by allowing customers that have good credit ratings and business relationships with us to transfer a portion of their accounts receivable balances to notes receivable. As a result, notes receivable increased to $7.2 million as of March 31, 2006 from $484,000 as of September 30, 2005, an increase of $6.7 million. All of this increase was attributed to sales made since December 31, 2005 and the corresponding notes receivable are due by September 15, 2006. Management believes that this policy will better secure our receivables as well as provide the flexibility for us to discount our notes receivable in the future.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short term borrowings under bank credit agreements, promissory notes and issuance of capital stock. As of March 31, 2006, we had cash and cash equivalents of $33.2 million, as compared to $52.4 million as of September 30, 2005. Included in cash and cash equivalents are cash deposits that are pledged to banks in the amount of $25.2 million and $19.4 million at March 31, 2006 and September 30, 2005, respectively. Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances. The individual bank loans have maturities ranging from 5 to 12 months which coincides with the periods the cash remains pledged to the banks.

We had a working capital surplus of $20.8 million as of March 31, 2006, as compared to $20.0 million as of September 30, 2005, an increase of $790,000. This increase was primarily attributable to the $13.9 million increase in accounts and notes receivable and the $24.2 million increase in inventories caused by the increase in sales activities, offset by the $6.2 million increase in short term bank loans and notes payable and the $19.3 million decrease in cash to finance the construction of the BAK Industrial Park and the acquisition of equipment, as well as the $12.4 million increase in accounts payable due to increased inventory purchases. We had short term borrowings maturing in less than one year of $75.4 million as of March 31, 2006, as compared to $69.1 million as of September 30, 2005, an increase of $6.3 million. We currently expect to be able to extend the maturities of our short-term debt once we formally acquire our certificate of land use right.  If we are not able to do so, we will have to refinance such short-term debt as it becomes due or to repay that debt to the extent we have cash available from operations or from the proceeds of additional issuances of capital stock.

As of March 31, 2006, the principal outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed

	(In thousands)
Comprehensive Credit Facilities:
Agricultural Bank of China	$49,896	$37,940
Shenzhen Development Bank	18,771	12,555
Shenzhen Commercial Bank	6,237	4,366
China Minsheng Bank	4,990	—
China CITIC Bank	16,278	—
Construction Bank of China	6,237	6,237

Subtotal - Credit Facilities	$102,409	61,098

Lines of Credit:
Agricultural Bank of China		1,771
Shenzhen Development Bank		19
Shenzhen Commercial Bank		3,772
China Minsheng Bank		4,976
China CITIC Bank		3,734

Subtotal – Other Borrowings		14,272

Total Principal Outstanding		$75,370

Lines of credit are outside of comprehensive credit facilities and are therefore shown separately.

During the three months ended March 31, 2006, we refinanced four of our credit facilities totalling $13.6 million, and entered into two new credit facilities totalling $8.6 million with existing lenders. The refinanced and new facilities provide for monthly interest payments at fixed annual interest rates from 5.22% to 5.481%, with principal repayments at maturities during the third calendar quarter of 2006. There were no changes in assets pledged or payment guarantees from September 30, 2005 as a result of these new facilities. In the future, we may be unable to obtain the same or similar terms for any refinancing of our short-term indebtedness, or be unable to renew our credit facilities on acceptable terms. If we fail to obtain debt or equity financing to meet our debt obligations, or fail to obtain extensions of maturity dates of these obligations as they become due, our overall liquidity and capital resources will be adversely affected.

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

Off-Balance Sheet Transactions

BAK Battery had guaranteed the timely re-payment of principal and interest of three non-related parties to a bank and discounted certain notes receivable.  The maximum amount of our exposure for those guaranties at March 31, 2006 was $18.3 million. No revenue, expenses or cash flows arose from these arrangements at anytime.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, based on the banks’ prime rates, are fixed for the terms of the loans, the terms are typically five to twelve months and interest rates are subject to change upon renewal. There were no changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at March 31, 2006 would decrease net income before provision for income taxes by $188,000 or 2.6% for the three months ended March 31, 2006.  Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, approximately 70% of our consolidated revenues and  90% of consolidated costs and expenses are denominated in Renminbi (“RMB”), with the balance denominated in U.S. Dollars.  Substantially all of our assets are denominated in RMB except for cash, of which 5.8% is denominated in U.S. Dollars.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006. Our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2006 our disclosure controls and procedures (i) were designed and were effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission, and (ii) were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions on required disclosure.  The two Executive Officers responsible for the financial reporting and disclosure are in direct control of our books and records and are involved first-hand in the decision making process for material transactions.

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006, that has materially effected, or is reasonably likely to materially affect our internal controls over financial reporting, other than the following set of changes that our management began to implement in the fourth quarter of calendar year 2005:

(1) Engaging outside consultants with technical accounting expertise, as needed, to ensure that accounting personnel with adequate experience, skills and knowledge are directly involved in the review of our financial statements and how we account for complex, non-recurring transactions and those items for which we have restated our financial statements;

(2) Having additional senior accounting personnel with technical accounting expertise and providing additional training of our accounting staff;

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

At March 31, 2006, we had $75.370 million of short-term loans and notes payable maturing in less than one year, a substantial portion of which is secured by the pledge of certain of our assets.  That collateral includes inventory, machinery and equipment, and cash and cash equivalents which, at March 31, 2006, were in the aggregate amount of $38.138 million.  Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would result in a substantial disruption in our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability.  We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significant restrict our ability to operate, including terms that place limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions.  Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities.  If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

Our indebtedness adversely affects our ability to fund our operations and to compete effectively.

The amount of our indebtedness to lenders, which was $75.370 million, as of March 31, 2006, is substantial compared to our assets, stockholders’ equity and our operating cash flow.  That indebtedness limits our ability to fund our operations through our operating cash flow and to compete effectively.  Among other things, our indebtedness:

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

Our operations and financial condition are solely dependent on the success of BAK Battery’s operations in China.  As is the case with many manufacturing companies in the PRC, we conduct those operations in manufacturing facilities, using machinery and other related property, that we do not insure against damage or loss.  We do not carry business interruption insurance.  If we suffer any business interruption or material damage to, or the loss of, any of our manufacturing facilities, due to any cause, the loss would not be offset by any insurance proceeds, and if large enough, that loss could threaten the continued viability of our business.

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

We enter into production agreements with our customers prior to commencing production, which reduces our risk of cancellations.  However, these production agreements typically contain short lead times for delivery of products, leading to production schedules that can strain our resources and reduce our profit margins on the products produced.  Although we have increased our manufacturing capacity, we may lack sufficient capacity at any given time to meet all of our customers’ demands if they exceed the production capacity levels. We strive for rapid response to customer demand, which can lead to reduced purchasing efficiency and increased material costs.  If we are unable to sufficiently meet our customers’ demands, we may lose our customers.  Moreover, failure to meet customer demands may damage our reputation and goodwill.

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

Because of the highly specialized, technical nature of our business, we must attract and retain a highly skilled group of managers and a sizeable workforce of technically competent employees.  Although we do not experience unacceptable attrition among our technical staff and sales force, if we were to lose a substantial portion of such persons, our ability to effectively pursue our business strategy would be materially and negatively affected.  Although we believe the pool of managers and workers having the necessary education, training and technical skills to fill any positions that may become open is sufficient for our needs, the labor market for such managers and workers is becoming more competitive and we could have to pay higher salaries and wages and provide greater benefits in order for us to attract the necessary workers.

We may not be able to effectively respond to rapid growth in demand for our products and of our manufacturing operations.

If we are successful in obtaining rapid market growth of our batteries, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers.  Meeting such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we produce products.  Such demands would require more capital and working capital than we currently have available.

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

Our future operating results will depend to a significant extent on our ability to continue to provide new products that compare favorably on the basis of cost and performance with the products of our competitors, many of whom have design and manufacturing capabilities and technologies that compete well with our products.  We are currently conducting research and development on a number of new products, activities requiring a substantial outlay of capital.  To remain competitive, we must continue to incur significant costs in product development, equipment, and facilities and invest in research and development of new products.  These costs may increase, resulting in greater fixed costs and operating expenses.  All of these factors create pressures on our working capital and ability to fund our current and future manufacturing activities and the expansion of our business.

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

Two of our customers individually accounted for approximately 10% of our revenues for the quarter ended March 31, 2006 and our five largest customers accounted for approximately 46.1% of our revenues in the quarter.  Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products.

Our business depends on our ability to protect our intellectual property effectively.

The success of our business depends in substantial measure on the legal protection of the patents and other proprietary rights in technology we hold.  We hold patents in China and have patent applications pending in China and other countries regarding technologies important to our business.  If (i) our pending patent applications do not result in the issuance of patents, (ii) the claims allowed under any existing patents are not sufficiently broad to protect our technology, or (iii) any patents issued to us are challenged, invalidated or circumvented, then the resulting ability of third parties to utilize the subject technology will adversely affect our business.  We do not hold similar patents in other countries with respect to these technologies.  Consequently, our ability to protect against the unauthorized use of those technologies outside of China is limited.

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

The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States.  The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises.  As a result, the administration of laws and regulations by government agencies are subject to considerable discretion and variation on the part of the PRC government, including its courts, and may be subject to influence by external forces unrelated to the legal merits of a particular matter.  China’s regulations and policies with respect to foreign investments are evolving.  Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published.  As a result, we may not be aware of any violations of these policies and rules until some time after their violation.  Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case  basis.   The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives.  If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected.  In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Almost all of our current operations are conducted in China.  Moreover, all of our directors and officers are nationals or residents of China.  All or a substantial portion of the assets of these persons are located outside the United States and in the PRC.  As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons.  In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

In April 2005, SAFE issued another public notice further explaining the January notice.  In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations.  The April notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident stockholders and BAK International and BAK Battery, including their ability to distribute profits to CBBI.  Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

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

Historically, we have had limited trading in our common stock, in part, as a result of the limited public float of our stock and as a result of our operating history.  Unless a substantial number of shares are sold by the selling stockholders and other CBBI stockholders into the open market, an active trading market for shares of our common stock may never develop.  Without an active market in our shares, the liquidity of the stock could be limited and prices for the common stock would be depressed.

Our common stock is traded in the over-the-counter market through the Over-the-Counter Electronic Bulletin Board.  Our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market).

Sales of substantial amounts of our common stock in the market could cause the price to fall.

As there is only limited trading activity in our securities, the sale of a substantial amount of our common stock in the market over a relatively short period of time could result in significant fluctuations in the market price of our common stock and could cause our common stock price to fall.  We have filed with the Securities and Exchange Commission (i) a registration statement on Form SB-2 (file number 333-122209), as amended, registering the resale of 13,639,916 shares of our common stock by certain selling stockholders as described therein and (ii) a registration statement on Form SB-2 (file number 333-130247), as amended, registering the resale of 8,531,852 shares of our common stock by certain selling stockholders as described therein.  Each of these registration statements was declared effective by the Securities and Exchange Commission on March 30, 2006.  Offers and sales of the shares covered by such registration statements by those selling stockholders could adversely affect the price for shares of our common stock in the open market.

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

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

          On March 23, 2006, Shenzen BAK Battery Co., Ltd. (“Shenzen BAK Battery”) entered into a Comprehensive Credit Facility Agreement of Maximum Amount (the “Agricultural Bank Credit Facility”) with Shatoujiao Branch, Agricultural Bank of China (“Agricultural Bank”).  Shenzen BAK Battery may borrow up to RMB 400 million under the Agricultural Bank Credit Facility, which expires pursuant to its terms on March 17, 2007.  In connection with the Agricultural Bank Credit Facility, Li Xiangqian entered into a Guaranty Contract of Maximum Amount (the “Agricultural Bank Guaranty”) on March 23, 2006, whereby Mr. Xiangqian will provide an unconditional guaranty of joint and several liability for all indebtedness of Shenzen BAK Battery under the Agricultural Bank Credit Facility.  The Agricultural Bank Guaranty expires pursuant to its terms on March 17, 2008.  Also in connection with the Agricultural Bank Credit Facility, Shenzen BAK Battery entered into four (4) separate loan agreements with Agricultural Bank.

The loan agreement dated March 20, 2006 provides for RMB 28 million at a fixed annual interest rate of 5.22% and expires pursuant to its terms on September 20, 2006.  The loan agreement dated March 24, 2006 provides for RMB 40 million at a fixed annual interest rate of 5.22% and expires pursuant to its terms on September 24, 2006.  The loan agreement dated March 28, 2006 provides for RMB 41 million at a fixed annual interest rate of 5.22% and expires pursuant to its terms on August 28, 2006.  The loan agreement dated March 30, 2006 provides for RMB 39 million at a fixed annual interest rate of 5.22% and expires pursuant to its terms on July 30, 2006.

          On February 9, 2006, Shenzen BAK Battery entered into a Comprehensive Credit Facility Agreement of Maximum Amount (the “CITIC Credity Facility”) with Shenzen Branch, China CITIC Bank (“CITIC”).  Shenzen BAK Battery may borrow up to RMB 50 million under the CITIC Credit Facility, which expires pursuant to its terms on February 17, 2007.  In connection with the CITIC Credit Facility, BAK International Limited entered into a Guaranty Contract of Maximum Amount (“CITIC Guaranty I”) on February 9, 2006, whereby BAK International will provide an unconditional guaranty of joint and several liability for all indebtedness of Shenzen BAK Battery under the CITIC Credit Facility.  The CITIC Guaranty I expires pursuant to its terms on February 17, 2006.  Also in connection with the CITIC Credit Facility, Mr. Xiangqian entered into a Guaranty Contract of Maximum Amount (the “CITIC Guaranty II”) on February 9, 2006, whereby Mr. Xiangqian will provide an unconditional guaranty of joint and several liability for all indebtedness of Shenzen BAK Battery under the CITIC Credit Facility.  The CITIC Guaranty II expires pursuant to its terms on February 18, 2007.

          On February 22, 2006, BAK Battery drew an additional 30 million RMB for production working capital under that certain Comprehensive Credit Facility Agreement (No. Jie 2005 Zong 1145042R) with Shenzen Branch, China Construction Bank, bearing interest at an annual rate of 5.481% and maturing August 23, 2006.

          As previously disclosed in our 10-Q/A for the period ended December 31, 2005, by the written consent of holders of a majority of our shares of common stock (the “Majority Stockholders”), Dr. Huanyu Mao, Mr. Richard Goodner, Mr. Joseph R. Mannes and Mr. Jay J. Shi have been chosen to become directors.  The Majority Stockholders also approved by written consent an amendment to our Articles of Incorporation and Bylaws which will give our board of directors (the “Board”) the authority to determine the number of directors on the Board.  Finally, the Majority Stockholders approved by written consent the Stock Option Plan and Compensation Plan for Non-Employee Directors of China BAK Battery, Inc.  An Information Statement under Section 14(c) of the Securities Exchange Act of 1934, as amended (the “Information Statement”), which included information relating to the foregoing actions, was sent to our stockholders on or about April 23, 2006.  The foregoing actions will be effective on May 12, 2006, the twentieth calendar day after the mailing of the Information Statement.

Item 6.  Exhibits.

Exhibits

10.1	Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzen BAK Battery Co., Ltd. and Shatoujiao Branch, Agricultural Bank of China dated March 23, 2006

10.2	Guaranty Contract of Maximum Amount by and between Shenzen BAK Battery Co., Ltd. and Shatoujiao Branch, Agricultural Bank of China dated March 23, 2006

10.3	Loan Agreement by and between Shenzen BAK Battery Co., Ltd. and Shatoujiao Branch, Agricultural Bank of China dated March 23, 2006

10.4	Loan Agreement by and between Shenzen BAK Battery Co., Ltd. and Shatoujiao Branch, Agricultural Bank of China dated March 24, 2006

10.5	Loan Agreement by and between Shenzen BAK Battery Co., Ltd. and Shatoujiao Branch, Agricultural Bank of China dated March 28, 2006

10.6	Loan Agreement by and between Shenzen BAK Battery Co., Ltd. and Shatoujiao Branch, Agricultural Bank of China dated March 30, 2006

10.7	Comprehensive Credit Facility Agreement Of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd and Shenzhen Branch, China CITIC Bank dated February 9, 2006

10.8	Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Branch, China CITIC Bank dated February 9, 2006

10.9	Guaranty Contract of Maximum Amount by and between Li Xiangqian and Shenzhen Branch, China CITIC Bank dated February 9, 2006

31.1	Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2006

CHINA BAK BATTERY, INC.

	By:	/s/ Li Xiangqian

Li Xiangqian, Chief Executive Officer

	By:	/s/ Han Yongbin

Han Yongbin, Chief Financial Officer