Form 10QSB/A
period 2005-03-31
CHINA BAK BATTERY INC
filed 2006-08-22
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to             .

000-49712

(Commission File Number)

China BAK Battery, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	88-0442833
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

BAK Industrial Park

No. 1 BAK Street

Kuichong Town, Longgang District

Shenzhen, People’s Republic of China

(Address of Principal Executive Offices)

(86 755) 897-70093

(Issuer Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 12, 2005, 40,978,533 shares of China BAK Battery, Inc. common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:    ☐  Yes    ☒  No

EXPLANATORY NOTE

This Amendment to the quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005 of China BAK Battery, Inc. is filed in connection with our restatement of our historical financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 and the fiscal six months ended March 31, 2005 and 2006. This Amendment amends Part I of the quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005.

As previously reported in our current report on Form 8-K filed with the SEC on August 4, 2006, we engaged KPMG to audit our previously reported financial statements. During the audit of these financial statements, KPMG notified our accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction.

Details of the misstatements relating to this quarterly report on Form 10-QSB/A are set out below:

(1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses;

(2) the incorrect charging to shareholders’ equity for fiscal 2005 of the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income;

(3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation in applicable PRC laws;

(4) other misstatements of amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, loss of revenues, general and administrative expenses, financial costs, other expenses and certain cash flow items; and

(5) the consequential understatements of income tax expenses.

The accompanying condensed interim consolidated balance sheets as of March 31, 2005, and the related condensed interim consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for three and the six months ended March 31, 2005 have been restated to reflect the correction of these misstatements. In addition, certain figures have been reclassified to conform with the presentation of the current period presented.

The following tables present the effect of aforementioned the restatements on selected line items included in the condensed consolidated financial statements for the periods indicated:

Statement of income and comprehensive income information:

	Three months ended March 31,
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Cost of revenues	12,663,035	12,800,573	20,310,291	19,843,516
Gross profit	3,503,046	3,365,508	5,568,816	6,034,891
Sales and marketing expenses	405,381	387,125	1,018,113	955,859
General and administrative expenses	1,572,380	546,242	1,017,396	1,381,054
Operating income	1,410,987	2,378,053	3,366,837	3,532,207
Finance costs, net	137,308	39,379	572,064	225,921
Other expenses	5,558	7,250	8,759	18,821
Income taxes	97,394	189,450	219,776	251,236
Net income	1,200,526	2,141,974	2,556,238	3,036,229
Other comprehensive loss	58	80	—	3
Weighted average number of ordinary shares
- Diluted	31,225,642	31,225,642	38,811,224	39,013,739
Net income per share
- Basic and diluted	0.04	0.07	0.07	0.08

Statement of cash flow information

	Three months ended March 31,
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Net cash (used in)/provided by operating activities	(403,027)	(2,739,584)	(613,660)	2,935,508
Net cash used in investing activities	(4,093,237)	(2,597,582)	(6,191,826)	(7,950,724)
Net cash provided by financing activities	2,859,213	3,701,610	14,434,720	12,630,966
Effect of exchange rate changes on cash and cash equivalents	(58)	(1,553)	—	13,742

Statement of income and comprehensive income information:

	Six months ended March 31,
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Cost of revenues	24,829,526	24,970,375	41,053,745	40,405,728
Gross profit	6,029,942	6,780,093	9,950,927	10,598,944
Sales and marketing expenses	840,418	803,833	1,825,979	1,694,109
General and administrative expenses	2,063,443	876,274	2,220,364	2,622,823
Operating income	3,018,776	5,014,502	5,718,793	6,096,221
Finance costs, net	197,980	40,077	961,714	444,480
Other expenses	14,588	17,943	24,879	45,003
Income taxes	97,394	217,525	363,842	426,764
Net income	3,540,844	4,738,957	4,368,358	5,179,974
Other comprehensive income/(loss)	49	33	(1,525)	(1,470)
Weighted average number of ordinary shares
- Diluted	31,225,642	31,225,642	34,976,754	35,031,610
Net income per share
- Basic and diluted	0.11	0.15	0.12	0.15

Statement of cash flow information:

	Six months ended March 31,
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Net cash provided by operating activities	643,123	4,345,215	2,226,789	13,543,769
Net cash used in investing activities	(15,491,367)	(14,984,459)	(10,854,481)	(16,260,013)
Net cash provided by financing activities	15,051,932	10,856,684	16,303,339	10,390,112
Effect of exchange rate changes on cash and cash equivalents	49	(13,702)	(1,525)	254

Balance sheet information

	March 31, 2005
	As previously reported	As restated
	US$	US$
Prepayments and other receivables	2,229,208	1,667,219
Property, plant and equipment, net	50,545,075	51,587,223
Lease prepayments, net	4,029,038	3,970,840
Deferred tax assets	—	61,772
Total assets	121,382,836	122,428,559
Accrued expenses and other payables	10,333,397	12,377,162
Deferred tax liabilities	—	144,843
Total liabilities	82,243,019	81,293,412
Statutory reserves	2,323,673	2,099,303
Retained earnings	9,203,961	11,423,632
Accumulated other comprehensive loss	1,669	1,640
Total shareholders’ equity	39,139,817	41,135,147

As required by Rule 13a-15 under the Securities Exchange Act, our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB/A. In addition, the Management has performed the same evaluation as of the date of the filing of this quarterly report on Form 10-QSB/A.

Management has determined that the latest restatement and the other two previous restatements, as described in “Item 3. Controls and procedures,” resulted from material weaknesses in our internal control over financial reporting. As a result of existence of the material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with US GAAP, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2005, and as of the date of filing of this quarterly report on Form 10-QSB, our disclosure controls and procedures were not effective at a reasonable assurance level. To remediate the material weaknesses, we have taken and continue to take a number of measures.

For additional information relating to our material weaknesses and the remediation measures that we have taken or are taking, see “Item 3 Controls and Procedures.”

For additional information relating to the effect of our restatement, see “Part I. Item 1. Financial Statements.”

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated balance sheets

as of September 30, 2004 and March 31, 2005

(In US$)

	Note	September 30, 2004	March 31, 2005
		(as restated)	(as restated) (Unaudited)
Assets
Current assets
Cash and cash equivalents		$3,212,176	$10,886,298
Pledged deposits	3	7,120,069	10,555,838
Trade accounts receivable, net		21,017,683	30,962,232
Inventories	4	29,535,985	12,125,092
Prepayments and other receivables		1,556,617	1,667,219

Total current assets		62,442,530	66,196,679

Property, plant and equipment, net		41,706,010	51,587,223
Lease prepayments, net		4,002,586	3,970,840
Intangible assets, net		58,362	50,056
Amounts due from related parties		911,093	561,989
Deferred tax assets		34,284	61,772

Total assets		$109,154,865	$122,428,559

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated balance sheets

as of September 30, 2004 and March 31, 2005 (continued)

(In US$)

	Note	September 30, 2004	March 31, 2005
		(as restated)	(as restated)
			(Unaudited)
Liabilities

Current liabilities
Short-term bank loans	5	$29,116,478	$28,876,941
Accounts and bills payable		40,113,362	39,894,466
Accrued expenses and other payables		19,419,945	12,377,162

Total current liabilities		$88,649,785	$81,148,569

Deferred tax liabilities		75,394	144,843

Total liabilities		88,725,179	81,293,412

Commitments and contingencies	6

Shareholders’ equity
Ordinary shares US$0.001 par value; 100,000,000 authorized; 31,225,642 and 40,978,533 issued and outstanding as of September 30, 2004 and March 31, 2005		$31,226	$40,978
Additional paid-in-capital		12,052,845	27,572,874
Statutory reserves		1,724,246	2,099,303
Retained earnings		6,621,539	11,423,632
Accumulated other comprehensive loss		(170)	(1,640)

Total shareholders’ equity		$20,429,686	$41,135,147

Total liabilities and shareholders’ equity		$109,154,865	$122,428,559

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of income

and comprehensive income

for the three months ended March 31, 2004 and 2005

(Unaudited)

(In US$)

	Three months ended March 31,
	2004	2005
	(as restated)	(as restated)
Net revenues	$16,166,081	$25,878,407

Cost of revenues	(12,800,573)	(19,843,516)

Gross profit	$3,365,508	$6,034,891

Operating expenses:
Research and development costs	$(54,088)	$(165,771)
Sales and marketing expenses	(387,125)	(955,859)
General and administrative expenses	(546,242)	(1,381,054)

Total operating expenses	$(987,455)	$(2,502,684)

Operating income	$2,378,053	$3,532,207

Finance costs, net	(39,379)	(225,921)
Other expenses	(7,250)	(18,821)

Income before income taxes	2,331,424	3,287,465

Income taxes	(189,450)	(251,236)

Net income	2,141,974	3,036,229

Other comprehensive loss
- Foreign currency translation adjustment	(80)	(3)

Comprehensive income	$2,141,894	$3,036,226

Net income per share:
-Basic and diluted	$0.07	$0.08

Weighted average number of ordinary shares:
-Basic	31,225,642	38,811,224

-Diluted	31,225,642	39,013,739

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of income

and comprehensive income

for the six months ended March 31, 2004 and 2005

(Unaudited)

(In US$)

	Six months ended March 31,
	2004	2005
	(as restated)	(as restated)
Net revenues	$31,750,468	$51,004,672

Cost of revenues	(24,970,375)	(40,405,728)

Gross profit	$6,780,093	$10,598,944

Operating expenses:
Research and development costs	$(85,484)	$(185,791)
Sales and marketing expenses	(803,833)	(1,694,109)
General and administrative expenses	(876,274)	(2,622,823)

Total operating expenses	$(1,765,591)	$(4,502,723)

Operating income	$5,014,502	$6,096,221

Finance costs, net	(40,077)	(444,480)
Other expenses	(17,943)	(45,003)

Income before income taxes	4,956,482	5,606,738

Income taxes	(217,525)	(426,764)

Net income	4,738,957	5,179,974

Other comprehensive income / (loss)
- Foreign currency translation adjustment	33	(1,470)

Comprehensive income	$4,975,990	$5,178,504

Net income per share:
-Basic and diluted	$0.15	$0.15

Weighted average number of ordinary shares:
-Basic	31,225,642	34,976,754

-Diluted	31,225,642	35,031,610

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of shareholders’ equity for the six months ended March 31, 2004 and 2005

(In US$)

	Note	Ordinary shares		Additional paid -in- capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
		Number of shares	amount
				(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Balance as of October 1, 2003 (as restated)		31,225,642	$31,226	$1,176,927	$651,583	$3,758,352	$(52)	$5,618,036
Capital contributions from shareholders		—	—	10,875,918	—	—	—	10,875,918
Net income		—	—	—	—	4,738,957	—	4,738,957
Deemed distribution to shareholder - intangible assets		—	—	—	—	(3,866,088)	—	(3,866,088)
Appropriation to statutory reserves		—	—	—	514,406	(514,406)	—	—
Foreign currency translation adjustment		—	—	—	—	—	33	33

Balance as of March 31, 2004 (as restated, unaudited)		31,225,642	31,226	12,052,845	1,165,989	4,116,815	(19)	17,366,856

Balance as of October 1, 2004 (as restated)		31,225,642	31,226	12,052,845	1,724,246	6,621,539	(170)	20,429,686
Net income		—	—	—	—	5,179,974	—	5,179,974
Reverse acquisition	1	1,152,458	1,152	—	—	(2,824)	—	(1,672)
Issuance of ordinary shares, net of transaction costs of 1,471,371		8,600,433	8,600	15,520,029	—	—	—	15,528,629
Appropriation to statutory reserves		—	—	—	375,057	(375,057)	—	—
Foreign currency translation adjustment		—	—	—	—	—	(1,470)	(1,470)

Balance as of March 31, 2005 (as restated, unaudited)		40,978,533	$40,978	$27,572,874	$2,099,303	$11,423,632	$(1,640)	$41,135,147

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the three months ended March 31, 2004 and 2005

(Unaudited)

(In US$)

	Three months ended March 31,
	2004	2005
	(as restated)	(as restated)
Cash flow from operating activities
Net income	$2,141,974	$3,036,229
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortisation	399,137	748,678
Bad debt expense	119,880	147,943
Deferred income taxes	14,046	20,979

Changes in operating assets and liabilities:
Trade accounts receivable	(3,908,204)	(3,802,290)
Inventories	(6,532,369)	7,175,667
Prepayments and other receivables	(1,712,138)	(920,866)
Accounts and bills payable	4,743,810	(4,334,666)
Accrued expenses and other payables	1,994,280	863,834

Net cash (used in) / provided by operating activities	$(2,739,584)	$2,935,508

Cash flow from investing activities
Purchases of property, plant and equipment	$(2,597,582)	$(7,950,724)

Net cash used in investing activities	$(2,597,582)	$(7,950,724)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the three months ended March 31, 2004 and 2005 (continued)

(Unaudited)

(In US$)

	Three months ended March 31,
	2004	2005
	(as restated)	(as restated)
Cash flow from financing activities

Proceeds from borrowings	$5,965,485	$20,566,360
Repayment of borrowings	(956,684)	(20,805,897)
Increase in pledged deposits	(1,226,900)	(2,628,817)
Amounts paid to related parties	(80,291)	(29,309)
Proceeds from issuance of capital stock, net	—	15,528,629
Contribution of cash from shareholders acquiring shares of BAK International Limited	—	11,500,000
Distribution of cash to shareholders in connection with acquisition of shares of China BAK Battery, Inc.	—	(11,500,000)

Net cash provided by financing activities	$3,701,610	$12,630,966

Effect of exchange rate changes on cash and cash equivalents	$(1,553)	$13,742

Net (decrease) / increase in cash and cash equivalents	$(1,637,109)	$7,629,492

Cash and cash equivalents at the beginning of period	2,511,771	3,256,806

Cash and cash equivalents at the end of period	$874,662	$10,886,298

Supplemental disclosure of cash flow information

Cash received during the period for:
Bills receivable discounted to bank	$657,361	$3,904,497

Cash paid during the period for:
Bills discounting charges	$7,171	$116,201

Income taxes	$179,770	$9,460

Interest expense, net of amounts capitalized	$7,172	$225,707

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the six months ended March 31, 2004 and 2005

(Unaudited)

(In US$)

	Six months ended March 31,
	2004	2005
	(as restated)	(as restated)
Cash flow from operating activities
Net income	$4,738,957	$5,179,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortisation	595,491	1,529,240
Bad debt expense	119,881	345,487
Deferred income taxes	28,088	41,958

Changes in operating assets and liabilities:
Trade accounts receivable	(6,638,099)	(10,308,849)
Inventories	(5,604,270)	17,410,893
Prepayments and other receivables	(3,729,287)	(91,846)
Accounts and bills payable	13,074,885	(218,897)
Accrued expenses and other payables	1,759,569	(344,191)

Net cash provided by operating activities	$4,345,215	$13,543,769

Cash flow from investing activities

Purchases of property, plant and equipment	$(14,984,459)	$(16,260,013)

Net cash used in investing activities	$(14,984,459)	$(16,260,013)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the six months ended March 31, 2004 and 2005 (continued)

(Unaudited)

(In US$)

	Six months ended March 31,
	2004	2005
	(as restated)	(as restated)
Cash flow from financing activities

Proceeds from borrowings	$8,948,227	$21,387,963
Repayment of borrowings	(3,286,824)	(21,627,500)
Increase in pledged deposits	(1,226,900)	(3,435,768)
Amounts (paid to)/received from related parties	(587,649)	349,104
Repayment of advances from Changzhou Lihai Investment Consulting Co., Ltd.	—	(1,812,316)
Proceeds from issuance of capital stock, net	10,875,918	15,528,629
Deemed distribution to shareholder - intangible assets	(3,866,088)	—
Contribution of cash from shareholders acquiring shares of BAK International Limited	—	11,500,000
Distribution of cash to shareholders in connection with acquisition of shares of China BAK Battery, Inc.	—	(11,500,000)

Net cash provided by financing activities	$10,856,684	$10,390,112

Effect of exchange rate changes on cash and cash equivalents	$(13,702)	$254

Net increase in cash and cash equivalents	$203,738	$7,674,122

Cash and cash equivalents at the beginning of period	670,924	3,212,176

Cash and cash equivalents at the end of period	$874,662	$10,886,298

Supplemental disclosure of cash flow information

Cash received during the period for:
Bills receivable discounted to bank	$657,361	$7,738,475

Cash paid during the period for:
Bills discounting charges	$7,171	$162,501

Income taxes	$338,912	$138,014

Interest expense, net of amounts capitalized	$11,691	$438,364

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the six months ended March 31, 2004 and 2005

(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

China BAK Battery, Inc. (the “Company” or “China BAK”) was incorporated in the State of Nevada on October 4, 1999 as a limited liability company, as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. (“Medina Coffee”) on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. The Company and its subsidiaries (hereinafter, collectively referred to as the “Group”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as “Li-ion” or “Li-ion cell”) rechargeable batteries for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric motors, and general industrial applications.

On February 14, 2005, the Company’s common stock was quoted on the Over-the-Counter Electronic Bulletin Board under the symbol “CBBT.OB.”

Basis of Presentation and Organization

As of March 31, 2005, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited and subsequently changed its name to BAK International Limited on November 3, 2004; and ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”).

BAK International, a non-operating holding company that had substantially the same shareholders as Shenzhen BAK, entered into a share swap transaction with Shenzhen BAK on November 6, 2004 for the purpose of the subsequent reverse acquisition of the interest of China BAK as described below. Pursuant to the terms of the transaction, the parties exchanged all outstanding shares of their capital stock for $11.5 million in cash, and as a result, BAK International became the parent company of Shenzhen BAK. Certain shareholders of Shenzhen BAK, representing ownership interests of approximately 1.85%, elected not to acquire shares in BAK International. The non-participating shareholders of Shenzhen BAK sold their right to acquire their proportional ownership interests in BAK International for cash, and the proportionate interests in BAK International to which the non-participating shareholders were entitled were acquired by the transferees. After the share swap transaction between BAK International and the shareholders of Shenzhen BAK was complete, there were 31,225,642 shares of BAK International stock outstanding, exactly the same as the number of shares of capital stock of Shenzhen BAK outstanding immediately prior to the share swap, and the shareholders of BAK International were substantially the same as the shareholders of Shenzhen BAK prior to the share purchases. Consequently, the share purchases between BAK International and the shareholders of Shenzhen BAK have been accounted for as a reverse acquisition of Shenzhen BAK with no adjustment to the historical basis of the assets and liabilities of Shenzhen BAK, and the operations were consolidated as though the transactions occurred as of the beginning of the first accounting period presented in the accompanying condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the six months ended March 31, 2004 and 2005 (continued)

(Unaudited)

Basis of Presentation and Organization (continued)

On January 20, 2005, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of $17,000,000. In conjunction with this financing, Mr Li Xiangqian the Chairman and Chief Executive Officer of the Company agreed to place 2,179,550 shares of the Company’s common stock owned by them into an escrow account, of which 50% are to be released to the investors in the private placement if audited net income of the Group for the fiscal year ended September 30, 2005 is not at least $12,000,000, and the remaining 50% are to be released to investors in the private placement if audited net income of the Group for the fiscal year ending September 30, 2006 is not at least $27,000,000. If the audited net income of the Group for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr Li Xiangqian (the “Escrow Arrangement”).

This escrow arrangement constitutes a compensatory plan to Mr. Li in accordance with Statements of Financial Accounting Standards (“SFAS”) No.123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). A compensation charge would be recorded in the financial statements of the Company should the performance threshold be achieved and these shares be released to Mr. Li Xiangqian. However, as the Company determined that it would not meet the performance threshold for the year ended September 30, 2005 after consideration of the compensation charge, the shares are not deemed to be earned and no compensation charge has been recognized during the interim period.

Also on January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International. The swap was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement entered by and among China BAK, BAK International and the shareholders of BAK International on January 20, 2005. Pursuant to the Agreement, the Company issued 39,826,075 shares of common stock, par value $0.001 per share, to the shareholders of BAK International (including 31,225,642 shares the original shareholders and 8,600,433 shares to new investors), representing approximately 97.2% of the Company’s post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International.

The share swap transaction has been accounted for as a capital-raising transaction of the Company whereby the historical financial statements and operations of Shenzhen BAK are consolidated using historical carrying amounts. The 1,152,458 shares of China BAK outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $1,672. The accompanying condensed interim consolidated financial statements reflect the capital-raising transaction of the Company as if the transaction occurred as of the beginning of the first period presented.

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2005. The Company’s consolidated balance sheet at September 30, 2004 has been taken from the Company’s audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB/A for the year ended September 30, 2005. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements an notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) or in Hong Kong, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company’s subsidiaries to present them in conformity with US GAAP.

2	Restatements of Condensed Interim Consolidated Financial Statements

As previously reported in its current report on Form 8-K filed with the SEC on August 4, 2006, the Company engaged KPMG in May 2006 to carry out an audit of its previously issued financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the audit of these financial statements, KPMG notified the Company’s accounting staff of misstatements in the Company’s previously issued financial statements for the fiscal year ended September 30, 2003, 2004 and 2005 that require corrections.

Details of the misstatements relating to this quarterly report on Form 10-QSB/A are set out below:

(1)	the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses;

(2)	the incorrect charging to shareholders’ equity for fiscal year 2005 the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income;

(3)	the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation of the applicable PRC laws;

(4)	other misstatements of amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items, and

(5)	the consequential understatements of income tax expenses.

The accompanying consolidated balance sheets as of March 31, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the three and six months ended March 31, 2005 have been restated to reflect the correction of these misstatement. In addition, certain figures have been reclassified to conform with the current presentation.

The following tables present the effect of the aforementioned restatements on selected line items included in the condensed interim consolidated financial statements for the periods indicated.

Statement of income and comprehensive income information:

	Three Months ended March 31,
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Cost of revenues	12,663,035	12,800,573	20,310,291	19,843,516
Gross profit	3,503,046	3,365,508	5,568,816	6,034,891
Sales and marketing expenses	405,381	387,125	1,018,113	955,859
General and administrative expenses	1,572,380	546,242	1,017,396	1,381,054
Operating income	1,410,987	2,378,053	3,366,837	3,532,207
Finance costs, net	137,308	39,379	572,064	225,921
Other expenses	5,558	7,250	8,759	18,821
Income taxes	97,394	189,450	219,776	251,236
Net income	1,200,526	2,141,974	2,566,238	3,036,229
Other comprehensive loss	(58)	(80)	—	(3)
Weighted average number of ordinary shares
- Diluted	31,225,642	31,225,642	38,811,224	39,013,739
Net income per share
- Basic and diluted	0.04	0.07	0.07	0.08

Statement of cash flow information:

	Three Months ended March 31
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Net cash (used in)/provided by operating activities	(403,027)	(2,739,584)	(613,660)	2,935,508
Net cash used in investing activities	(4,093,237)	(2,597,582)	(6,191,826)	(7,950,724)
Net cash provided by financing activities	2,859,213	3,701,610	14,434,720	12,630,966
Effect of exchange rate changes on cash and cash equivalents	(58)	(1,553)	—	13,742

Statement of income and comprehensive income information:

	Six Months ended March 31
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Cost of revenues	24,829,526	24,970,375	41,053,745	40,405,728
Gross profit	6,029,942	6,780,093	9,950,927	10,598,944
Sales and marketing expenses	840,418	803,833	1,825,979	1,694,109
General and administrative expenses	2,063,443	876,274	2,220,364	2,622,823
Operating income	3,018,776	5,014,502	5,718,793	6,096,221
Finance costs, net	197,980	40,077	961,714	444,480
Other expenses	14,588	17,943	24,879	45,003
Income taxes	97,394	217,525	363,842	426,764
Net income	3,540,844	4,738,957	4,368,358	5,179,974
Other comprehensive income/(loss)	49	33	(1,525)	(1,470)
Weighted average number of ordinary shares
- Diluted	31,225,642	31,225,642	34,976,754	35,031,610
Net income per share
- Basic and diluted	0.11	0.15	0.12	0.15

Statement of cash flow information:

	Six Months ended March 31
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Net cash provided by operating activities	643,123	4,345,215	2,226,789	13,543,769
Net cash used in investing activities	(15,491,367)	(14,984,459)	(10,854,481)	(16,260,013)
Net cash provided by financing activities	15,051,932	10,856,684	16,303,339	10,390,112
Effect of exchange rate changes on cash and cash equivalents	49	(13,702)	(1,525)	254

Balance sheet information:

	March 31, 2005
	As previously reported	As restated
	US$	US$
Prepayments and other receivables	2,229,208	1,667,219
Property, plant and equipment, net	50,545,075	51,587,223
Lease prepayments, net	4,029,038	3,970,840
Deferred tax assets	—	61,772
Total assets	121,382,836	122,428,559
Accrued expenses and other payables	10,333,397	12,377,162
Deferred tax liabilities	—	144,843
Total liabilities	82,243,019	81,293,412
Statutory reserves	2,323,673	2,099,303
Retained earnings	9,203,961	11,423,632
Accumulated other comprehensive loss	1,669	1,640
Total shareholders’ equity	39,139,817	41,135,147

3	Pledged Deposits

Pledged Deposits at September 30, 2004 and March 31, 2005 consist of the following:

	September 30, 2004	March 31, 2005
Pledged deposits with banks for:
General banking facilities	$241,637	$—
Bills payable	6,878,432	10,555,838

	$7,120,069	$10,555,838

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the six months ended March 31, 2004 and 2005 (continued)

(Unaudited)

4	Inventories

Inventories at September 30, 2004 and March 31, 2005 consist of the following:

	September 30, 2004	March 31, 2005
Raw materials	$9,813,036	$7,349,812
Work-in-progress	1,930,082	1,714,010
Finished goods	17,792,867	3,061,270

	$29,535,985	$12,125,092

A floating charge was levied on the Company’s inventories with a carrying value of $954,464 and $7,733,856 as of September 30, 2004 and March 31, 2005 respectively as collateral under certain loan agreements (see Note 5).

5	Short-term Loans

The Company obtained several short-term loan facilities from the financial institutions in the PRC. These facilities were secured by the Company’s assets which consist of the following:

	September 30, 2004	March 31, 2005
Pledged deposits	$241,637	$—
Inventories	954,464	7,733,856
Machinery and equipments, net	—	8,299,385

	$1,196,101	$16,033,241

As of September 30, 2004 and March 31 2005, the Company had several short-term bank loans with outstanding balances of $29,116,478 and $28,876,941 respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 4.75% to 5.22%, and had maturity dates ranging from 5 to 12 months. Each loan as guaranteed by Mr. Li Xiangqian, chairman of the Company or Ji Lin Province Huarnan Technology Co., Ltd. (“Huarnan”), a company owned by Mr. Li Xiangqian or other non-related parties. Neither Nuarnan, Mr. Li Xiangqian nor other non-related parties received any compensation for acting as guarantor. In addition, at any point during the period of above-mentioned loan facilities: (i) the Company’s total liabilities exceeds 70% of its total assets; or (ii) the sales revenue declines by 10% from their to the same point during the prior year; or (iii) the net asset value declined by 10% compared to the same point during prior year, all outstanding bank loans, including interests and penalties due thereunder, will accelerate and became immediately due and payable. As of March 31, 2005, the Company is in compliance with all these requirements.

During the three month and six month period ended March 31, 2005, interest expense of $336,282 and $497,111 was capitalized to property, plant and equipment respectively.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the six months ended March 31, 2004 and 2005 (continued)

(Unaudited)

6	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2004 and March 31, 2005, the Company had the following capital commitments:

	September 30, 2004	March 31, 2005
For construction of buildings	$4,408,601	$1,834,065

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the six months ended March 31, 2004 and 2005 (continued)

(Unaudited)

(ii)	Land Use Rights and Property Ownership Certificate

According to relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction, needs to be obtained before construction of a building is commenced. A property ownership certificate shall be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained.

The Company has not yet obtained the land use right certificate relating to the premises occupied by the Company’s BAK Industrial Park. However, the Company is in the process of applying to obtain the land use right certificate. The local government of Kuichong Township of Longgang District of Shenzhen has, however, granted permission for Shenzhen BAK to commence the construction of the new production plant.

Management believes that Shenzhen BAK will ultimately be granted a land use right certificate, and that there should be no legal barriers for the Company to obtain a property ownership certificate for the premises presently occupied by the Company in BAK Industrial Park. However, in the event that the Company fails to obtain the land use right certificate relating to BAK Industrial Park, there is a risk that the buildings constructed will need to be vacated as illegitimate constructions. However, management believes that this possibility, while present, is remote.

As of March 31, 2005, the Company had an unpaid land lease fee amounting to $3.8 million, which the Company expects to pay upon grant of government approval.

The Company is not able to insure its manufacturing facilities since it has not yet received its land use right certificate. The Company intends to procure such insurance once it has received the certificate.

(iii)	Guarantee

In order to secure the supplies of certain raw materials and upon the request of suppliers, the Company has guaranteed bank debt of certain suppliers which are summarized as follows:

	September 30, 2004	March 31, 2005
Guaranteed for Shenzhen Tongli - a non-related party	$1,208,183	$4,266,095
Guaranteed for Shenzhen Zhenda - a non-related party	1,208,183	1,247,396

	$2,416,366	$5,513,491

Management has assessed fair value of the obligation of the liability arising from the above financial guarantees and condensed it is immaterial to the consolidated financial statements. Therefore, no obligation in respect of the above guarantee were recognized as of September 30, 2004 and March 31, 2005.

Shenzhen BAK and Development and Construction (Group) Company Limited By Shares (“Changchun Co., Ltd.”) of Changchun Economic & Technology Development District, entered into a Cross-Guaranty Agreement on February 20, 2004 (the “Agreement”), pursuant to which both parties were obligated to guaranty a specified amount of each other’s indebtedness to specifically identified lending financial institutions.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the six months ended March 31, 2004 and 2005 (continued)

(Unaudited)

(iv)	Outstanding Discounted Bills

From time to time, the Company factors bills receivable to banks. At the time of the factoring, all rights and privileges of holding the receivables are transferred to the banks. The Company removes the asset from its books and records a corresponding expense for the amount of the discount. The Company remains contingently liable on the amount outstanding in the event the bill issuer defaults.

The Company’s outstanding discounted bills at September 30, 2004 and March 31, 2005 are summarized as follows:

	September 30, 2004	March 31, 2005
Bank acceptance bills	$1,938,812	$5,660,692
Commercial acceptance bills	—	—

	$1,938,812	$5,660,692

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part 1 of this report on Form 10-QSB/A. Except for the historical information contained herein, this report on Form 10-QSB/A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated by such forward-looking statements.

Restatement of Financial Statements

As required by Rule 13a-15 under the Securities Exchange Act, our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB/A. In addition, management has performed the same evaluation as of the date of filing of this quarterly report on Form 10-QSB/A.

Management has determined that this latest restatement and the other two previous restatements, as described in “Item 3 Controls and Procedures,” resulted from material weaknesses in our internal control over financial reporting. As a result of existence of the material weaknesses, which primarily relate to the disclosure and presentation of the financial information in accordance with US GAAP, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2005, and as at the date of filing of this quarterly report on Form 10-QSB/A, our disclosure controls and procedures were not effective at a reasonable assurance level. To remediate the material weaknesses, we have taken and continue to take a number of measures.

For additional information relating to our material weaknesses and the remediation measures that we have taken or are taking, see “Item 3 Controls and Procedures.”

The restatement adjustments resulted in an increase in net income from $3.5 million to $4.7 million for the six-month period ended March 31, 2004, and from $4.4 million to $5.2 million for the six-month period ended March 31, 2005. Accordingly, the resulting net income per share increased from $0.11 to $0.15, and from $0.12 to $0.15 for the two fiscal quarters, respectively. The increase in the net income per share was primarily attributable to the downward adjustment of the interest expenses because of an error in application of accounting principles relating to interest capitalization, and to a lesser degree, the other five adjustments as previously described. As the restatement primarily resulted from our misapplication of accounting principles, we do not expect that the restatement adjustments will have an impact on our operational trends or result in any known uncertainties on a going-forward basis.

Overview

We are one of the largest manufacturers of lithium-ion battery cells in China and the world, as measured by production output. Our battery cells are the principal component of rechargeable lithium-based batteries used to power cellular phones—both for the OEM and replacement battery markets.

Our products are packed into batteries by third-party battery pack manufacturers in accordance with the specifications of manufacturers of portable electronic end applications. We conduct all of our operations in China, in close proximity to China’s electronics manufacturing base and its rapidly growing market.

Historically, we have primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and OEM market. Our products are packed into batteries by third-party battery pack manufacturers in accordance with the specifications of manufacturers of portable electronic applications.

At the request of our customers that order prismatic battery packs, we also engage pack battery manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers both for the cellular phone battery replacement market and OEM markets. We expect that sales of prismatic battery packs in such a manner will represent a decreasing percentage of our revenues going forward.

Demand for Lithium-Based Batteries

All of our products are lithium-based rechargeable battery cells. Rechargeable lithium-based battery cells, compared to other types of rechargeable battery cells based on nickel cadmium or nickel metal hydride chemistries, have a higher energy density, meaning a greater energy capacity relative to a given battery cell’s weight and size. As a result, use of lithium-based batteries has risen manifold in portable electronic products. As the cost/power ratio of lithium-based batteries continues to improve, it is expected that its usage will also extend into other applications. End-product applications that are driving the demand for rechargeable lithium-based batteries include cellular phones, notebook computers, cordless power tools and portable consumer electronics.

Substantially all of our products are lithium-ion cells for use in cellular phones. The rechargeable cellular phone battery market can be divided into two sectors, namely the replacement market and the OEM market.

Replacement. Because of the need to have additional batteries or replace lost/defective items, there is a significant market for replacement cellular phone batteries. The demand for this type of battery is driven by the total number of cellular phone subscribers and the rate of replacement. In addition, China has an active resale market for cellular phones. New phones that were purchased either abroad or in one of China’s higher-income cities are resold in lower-income cities and rural areas. Often, these phones will then be resold several times after the initial resale. As the typical cellular phone battery lasts approximately one to two years, each sale of the same phone would likely require the purchase of a replacement battery. As the resale market increases the average useful life of a cellular phone, it creates a substantial market for replacement batteries.

Original Equipment Manufacture. OEM market refers to batteries sold as part of the original cellular phone purchase. Demand for OEM batteries is driven by the number of new cellular phones produced per year.

Pricing Pressure

Portable electronic devices such as cellular phones are subject to declines in average selling prices from time to time due to evolving technologies, industry standards and consumer preferences. As a result, manufacturers of these electronic devices expect us as suppliers to cut our costs and lower the price of our products, particularly when they place substantial orders with us. We have reduced the price of our products in the past in order to meet market demand and expect to continue to face market-driven downward pricing pressures in the future. Our ability to maintain our cost-effectiveness will be critical to our future success in an increasingly price-sensitive market. We seek to achieve this by ramping up our production capacity to give us greater economies of scale through a higher bargaining power to secure a supply of materials and equipment at a lower cost, and a larger base for spreading out our fixed cost allocation. We believe this will provide incremental long-term growth opportunities, but in the short-term, will also require us to incur substantial capital expenditures.

Seasonality of Operating Results

Our revenues are typically affected by seasonal variations in market conditions, particularly those from the replacement market. Because our products are used in the end applications that they power, sales trends for our products mirror that of cellular phones and other consumer electronics. We generally experience seasonal lows in the demand for our products during the months of April to July, reflecting generally our customers’ decreased purchases in anticipation of decreased demand for consumer electronics from May to August. On the other hand, we generally experience seasonal peaks during the months of September to March, primarily as a result of increased purchases from our customers in anticipation of increased demand for consumer electronics during this period driven by the festive holidays such as Christmas and the New Year. However, during this period, sales in October and February tend to be relatively lower than those of other months in this period as a result of reduced production in these two months because of plant closures for the Chinese New Year, which is in February, and PRC national holidays, which are in October.

Financial Statement Presentation

Revenues. Our revenues represent the invoiced value of our products sold, net of value added taxes, or VAT, sales returns, trade discounts and allowances. We are subject to VAT, which is levied on most of our products at the rate of 17% based on the invoiced value of our products. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns represents our best estimate of the amount of goods that will be returned from our customers based on historical sales returns data.

The following table sets forth the breakdown of our revenues by battery cell type for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2005	2004	2005
	(in thousands)
Prismatic cells
Steel-case cells	$9,742	$11,533	$23,428	$25,512
Aluminum-case cells	2,360	6,802	4,249	13,354
Battery packs	4,037	6,999	4,037	11,477
Cylindrical cells (1)	27	544	36	662

Total	$16,166	$25,878	$31,750	$51,005

(1)	These refer to cylindrical cells produced using primarily a manual manufacturing process that were sold for use with portable DVD players.

Cost of revenues. Cost of revenues consists primarily of material costs, employee remuneration for staff engaged in production activity, depreciation and related expenses that are directly attributable to the production of products. Cost of revenues also includes write-downs of inventory, representing the excess of its historical cost over its current market value.

The cost of raw materials for aluminum-case cells is generally higher than the cost of raw materials for steel-case cells because aluminum casings are more expensive than steel casings. Cost of revenues from the sales of battery packs also includes the fees we pay to pack manufacturers for assembling our prismatic cells into battery packs.

R&D costs. Research and development costs primarily comprise of remuneration for R&D staff, depreciation and maintenance expenses relating to R&D equipment, and R&D materials.

Sales and marketing expenses. Sales and marketing expenses consist primarily of remuneration for staff involved in selling and marketing, including staff engaged in the packaging of goods for shipment, advertising costs, depreciation related to our packaging equipment and facilities, and travel and entertainment expenses attributable to our selling and marketing efforts. We do not pay slotting fees to retail companies for displaying our products, and do not engage in cooperative advertising programs, participate in buy-down programs or similar arrangements. No material estimates are required by management to determine our actual marketing or advertising costs for any period.

General and administrative expenses. General and administrative expenses consist primarily of employee remuneration, professional fees, insurance, payroll taxes and benefits, general office expenses, depreciation and bad debt expenses.

Income taxes. Under applicable PRC income tax laws and regulations, an enterprise located in Shenzhen, including the district where our operations are located, is subject to a 15% enterprise income tax. Further, a foreign invested manufacturing enterprise is entitled to, starting from its first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50%

reduction in its enterprise income tax rate. Our PRC subsidiary, Shenzhen BAK, is entitled to a two-year exemption from the enterprise income tax and a reduced tax rate of 7.5% for the following three years from its first profitable year. As such, for the first two years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK is subject to an enterprise income tax rate of 7.5%.

Our company is subject to U.S. tax at the statutory rate of 35%. We have not made provisions for any U.S. tax because we have determined that we have no U.S. taxable income.

Our Hong Kong subsidiary, BAK International, is subject to Hong Kong profits tax at the rate of 17.5%. However, because it does not have any assessable income derived from or arising in Hong Kong, it has not paid any Hong Kong profits tax.

Results of Operations

The following sets forth certain of our income statement information for the three months and six months ended March 31, 2004 and 2005.

	Three Months Ended March 31,				Six Months Ended March 31,
	2004		2005		2004		2005
	(restated)		(restated)		(restated)		(restated)
	(in thousands, except percentages)
Statement of Income Data
Net revenues	$16,166	100.0%	$25,878	100.0%	$31,750	100.0%	$51,005	100.0%
Cost of revenues	12,801	79.2	19,844	76.7	24,970	78.6	40,406	79.2

Gross profit	3,365	20.8	6,034	23.3	6,780	21.4	10,599	20.8
Operating expenses:
Research and development costs	54	0.3	165	0.6	85	0.3	186	0.4
Sales and marketing expenses	387	2.4	956	3.7	804	2.5	1,694	3.3
General and administrative expenses	546	3.4	1,381	5.3	876	2.8	2,623	5.1

Total operating expenses	987	6.1	2,502	9.7	1,765	5.6	4,503	8.8

Operating income	2,378	14.7	3,532	13.6	5,015	15.8	6,096	12.0
Finance costs, net	39	0.2	226	0.9	40	0.1	444	0.9
Other expenses	7	— (1)	19	— (1)	18	— (1)	45	— (1)
Income taxes	190	1.2	251	1.0	218	0.7	427	0.8

Net income	$2,142	13.3%	$3,036	11.7%	$4,739	14.9%	$5,180	10.2%

(1)	Less than 0.1%

Results of operations for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.

Revenues

Revenues increased to $51.0 million for the six months ended March 31, 2005 as compared to $31.8 million for same period of the prior year, an increase of $19.3 million or 60.6%.

•	Revenues from the sales of steel-case cells increased to $25.5 million in the six months ended March 31, 2005 from $23.4 million in the same period in 2004, an increase of $2.1 million or 8.9%, due to increased sales volumes by 5.2%, and a increase in average selling price by 3.5% primarily attributable to the increasing market demand.

•	Revenues from the sales of aluminum-case cells increased to $13.4 million in the six months ended March 31, 2005 from $4.2 million in the same period in 2004, an increase of $9.1 million or 214.3%, due to increased sales volume by 183.9%, and an increase in the average selling price by 10.7% as a result of the increasing market demand.

•	Revenues from sales of battery packs increased to $11.5 million in the six months ended March 31, 2005 from $4.0 million in the same period in 2004, due to an increase in sales volume by 247.6% and, partially offset by a decrease in average selling price by 18.2%. The increase in sales volume is primarily attributable to the increase of market share. The decrease in average selling price is primarily attributable to the pricing pressure in the competitive battery market.

Cost of Revenues

Cost of revenues increased to $40.4 million for the six months ended March 31, 2005 as compared to $25.0 million for the same period in 2004, an increase by $15.4 million or 61.8%. The increase in cost of revenue was attributable to an increase in units of products sold and an increase in unit costs of prismatic cells. The increase in unit costs is primarily due to increased price of materials. By product breakdown:

•	unit cost of revenue for steel-case cells, increased by 4.4%;

•	unit cost of revenue for aluminum-case cells, increased by 29.4%.

As a result, gross profit for the six months ended March 31, 2005 was $10.6 million or 20.8% of revenues as compared to gross profit of $6.8 million or 21.4% of revenues for the same period in 2004.

Research and Development Costs

Research and development costs increased to $186,000 for the six months ended March 31, 2005 as compared to $85,000 for the same period in 2004. Material expenses increased by $79,000 as a result of increased research activities for new product development. Depreciation expenses increased by $14,000 as a result of the purchase of more equipment used for research and development.

Sales and Marketing Expenses

Sales and marketing expenses increased to $1.7 million for the six month period ended March 31, 2005 as compared to $804,000 for the same period in 2004, an increase by $890,000 or 110.7%. As a percentage of revenues, sales and marketing expenses increased to 3.3% for the six months ended March 31, 2005, from 2.5% for the same period in 2004. Salaries increased to $917,000 from $253,000, an increase of $665,000, as a result of the hire of more salesmen in order to continue gaining market share and growing revenues. Packing and transportation expenses increased by $80,000 as a result of increased sales volume.

General and Administrative Expenses

General and administrative expenses increased to $2.6 million, or 5.1% of revenues, for the six months ended March 31, 2005 as compared to $876,000, or 2.8% of revenues, for the same period in 2004, an increase by $1.7 million. Salary expenses increased to $963,000 from $441,000, an increase by $522,000, as a result of more administrative staff hired as we expanded. Staff welfare bonus fund expenses increased to $224,000 from nil in the same period in 2004 because we awarded more performance-based bonuses to our employees. Professional fees and expenses increased $117,000 for the six months ended March 31, 2005, as compared with the same period in 2004, reflecting additional costs of operating as a public company since January 2005. Bad debt expenses increased by $237,000, as a result of the increase in sales for the period.

Operating Income

As a result of the foregoing, operating income totaled $6.1 million for the six months ended March 31, 2005 as compared to $5.0 million for the same period of the prior year, an increase by $1.1 million or 21.6%. As a percentage of the revenues, operating income was 12.0% for the six months ended March 31, 2005 as compared to 15.8% for the same period of the prior year.

Finance Costs, Net

Finance costs, net, increased to $444,000 for the six month period ended March 31, 2005 as compared to $40,000 for the same period of the prior year, an increase by $404,000. We had a total of $28.9 million in short term loans and bills payable as of March 31, 2005 as compared to $9.1 million as of March 31, 2004.

Net Income

As a result of the foregoing, our net income increased to $5.2 million as compared to $4.7 million for the same period of the prior year.

Results of operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Revenues

Revenues increased to $25.9 million for the three months ended March 31, 2005 as compared to $16.2 million for same period of the prior year, an increase by $9.7 million or 60.1%.

•	Revenues from the sales of steel-case cells increased to $11.5 million in the three months ended March 31, 2005 from $9.7 million in the same period in 2004, an increase by $1.8 million or 18.4%, due to a 18.7% increase in sales volume. The average selling price remained largely the same.

•	Revenues from the sales of aluminum-case cells increased to $6.8 million in the three months ended March 31, 2005 from $2.4 million in the same period in 2004, an increase by $4.4 million or 188.2%, due to a 149.3% increase in sales volume and, an increase in the average selling price by 16%, which was due to increasing market demand for aluminum-case cells.

•	Revenues from sales of battery packs increased to $7.0 million in the three months ended March 31, 2005 from $4.0 million in the same period in 2004, an increase by $3.0 million or 73.4%, due to a 109.8% increase in sales volume, offset by a decrease in average selling price by 17%. The increase in sales volume is primarily attributable to increased sales of battery packs. The decrease in average selling price is primarily attributable to the pricing pressure in an increasing competitive market.

Cost of Revenues

Cost of revenues increased to $19.8 million for the three months ended March 31, 2005 as compared to $12.8 million for the same period in 2004, an increase by $7.0 million or 55.0%. The increase in cost of revenue was attributable to an increase in units of products sold and an increase in unit costs for aluminum-case cells by 25%. The increase in unit costs is primarily due to increased material cost.

As a result, gross profit for the three months ended March 31, 2005 increased to $6.0 million or 23.3% of revenues as compared to $3.4 million or 20.8% of revenues for the same period in 2004.

Research and Development Costs

Research and development costs increased to $166,000 for the three months ended March 31, 2005 as compared to $54,000 for the same period in 2004. Material expenses increased by $74,000 as a result of increased research activities for new product development.

Sales and Marketing Expenses

Sales and marketing expenses increased to $956,000 for the three month period ended March 31, 2005 as compared to $387,000 for the same period in 2004, an increase by $569,000 or 147%. As a percentage of revenues, sales and marketing expenses increased to 3.7% for the three months ended March 31, 2005, from 2.4% for the same period in 2004. Salaries increased to $530,000 from $134,000, an increase by $396,000, as a result of more salesmen hired in order to continue gaining market share and increasing revenues.

General and Administrative Expenses

General and administrative expenses increased to $1.4 million, or 5.3% of revenues, for the three months ended March 31, 2005 as compared to $546,000, or 3.4% of revenues, for the same period in 2004, an increase by $834,000. Professional fees and expenses increased $130,000 for the three months ended March 31, 2005, as compared with the same period in 2004, reflecting additional costs of operation as a public company. since January 2005. Salary expenses increased by $153,000 as a result of the hire of more administrative staff as our business grew. Bad debt expenses increased by $186,000 in line with increased revenue. Staff welfare and bonus fund expenses increased by $135,000 from nil for the same period in 2004 because we awarded more performance-based bonuses to our employees.

Operating Income

As a result of the foregoing, operating income increased $3.5 million for the three months ended March 31, 2005 as compared to operating income of $2.4 million for the same period of the prior year, an increase by $1.2 million or 48.5%. As a percentage of revenues, operating income was 13.6% for the three months ended March 31, 2005 as compared to 14.7% for the same period of the prior year.

Finance Costs, Net

Finance costs increased to $226,000 for the three month period ended March 31, 2005 as compared to $39,000 for the same period of the prior year, an increase by $187,000. We had a total of $28.9 million in short term loans and bill payable as of March 31, 2005 as compared to $9.1 million as of March 31, 2004.

Net Income

As a result of the foregoing, our net income increased to $3.0 million as compared to $2.1 million for the same period of the prior year.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term loans and bills payable under bank credit agreements, sales of bills receivable and issuance of capital stock. As of March 31, 2005, we had cash and cash equivalents of $10.9 million, as compared to $3.2 million as of September 30, 2004. In addition, we pledge to the banks cash deposits in an amount of $10.6 million and $7.1 million as of March 31, 2005 and September 30, 2004, respectively. Typically, banks will require borrowers to maintain deposits ranging from approximately 20% to 100% of the outstanding loan balances. The individual bank loans have maturities ranging from 5 to 12 months which matches with the terms of our cash deposits pledged to the banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended March 31,
	2004	2005
	(as restated)	(as restated)
	(in thousands)
Net cash provided by operating activities	$4,345	$13,544
Net cash used in investing activities	(14,984)	(16,260)
Net cash provided by financing activities	10,857	10,390
Effect of exchange rate charges on cash and cash equivalents	(14)	—
Net increase in cash and cash equivalent	204	7,674
Cash and cash equivalents at the beginning of period	671	3,212
Cash and cash equivalents at the end of period	875	10,886

Operating Activities

Net cash provided by operating activities was $13.5 million in the six months ended March 31, 2005 compared with $4.3 million in the same period in 2004. The increase in cash flow was mainly the result of increased net income for the six months ended March 31, 2005 and a decrease in inventory, partially offset by an increase in trade accounts receivable.

Investing Activities

Net cash used in investing activities increased from $15.0 million in the six months ended March 31, 2004 to $16.3 million in the same period in 2005, primarily as a result of an increase in the purchase of property, plant and equipment in connection with our capacity expansion.

Financing Activities

Net cash provided by financing activities decreased slightly from $10.9 million in the six months ended March 31, 2004 to $10.4 million in the same period in 2005. The decrease reflected an increase in repayments relative to new borrowings and the increased pledged deposits, partially offset by our receipt of proceeds from the issuance in capital stock. As of March 31, 2005, the principal outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed
	(in thousands)
Credit Facilities:
Agricultural Bank of China	$24,165	$22,918
Shenzhen Development Bank	18,124	17,435
Shenzhen Commercial Bank	6,041	2,011
China Minsheng Bank	4,833	4,833

Subtotal—Credit Facilities	$53,163	$47,197

Lines of Credit:
Agricultural Bank of China		$6,903

Total Principal Outstanding		$54,100

The principal amounts outstanding under the above credit facilities included short-term loans of $28.9 million and bills payable of $25.2 million.

For the purpose of presentation, the effect of increase in bills payable balance is included in operating activities in the statements of cash flows due to their nature.

During the three months ended March 31, 2005, we refinanced five of our credit facilitates totaling $13.2 million with existing lenders. On March 11, 2005, we repaid in full our loan from Industrial Bank Co., Ltd. which was borrowed on March 11, 2004 in a principal amount of $2.4 million.

We had a working capital deficiency of $15.0 million as of March 31, 2005, as compared to a deficiency of $26.2 million as of September 30, 2004, a decrease of $11.2 million. This decrease was primarily attributable to our receipt of net proceeds of $15.7 million from our private placement in January 2005. We had short-term borrowings maturing in less than one year totalling $28.9 million as of March 31, 2005, as compared to $29.1 million as of September 30, 2004, a decrease of $0.3 million.

On January 18, 2005, BAK International completed a private offering of 8,600,433 shares of its common stock for gross proceeds of $17.0 million or $1.98 per share. Investors in the offering participated in the subsequent exchange transaction with our company, and received 8,600,433 restricted shares of our common stock, along with attendant registration rights. Net proceeds from the financing of $15.5 million were used as follows: $4.2 million to expand our production facilities, $1.7 million to enhance our existing products and to research and develop new product offerings, and $9.6 million for working capital purposes.

Capital Expenditures

We incurred capital expenditures of $16.3 million in the six months ended March 31, 2005. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity.

We are currently constructing a new production facility at our BAK Industrial Park. This facility encompasses 174,784 square meters with an estimated construction cost of $42.5 million. We have paid approximately 90% of the cost of construction, with the balance to be paid prior to the completion date, which is expected in December 2005. Upon completion, our new facility will enable us to manufacture approximately 24.2 million units per month.

We do not hold the land use right to land on which our manufacturing facilities and other related facilities are being constructed. According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction, must be obtained before the construction of any building is commenced. An ownership certificate will be granted by the government upon application under the condition that the aforementioned certificates and government approvals are obtained.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2005:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Short-term bank loans	28,877	28,877	—	—	—
Bills payable	25,223	25,223	—	—	—
Operating lease obligations	247	84	150	13	—
Capital commitments	1,834	1,834	—	—	—
Future interest payment on short-term bank loans	541	541	—	—	—
Other long-term liabilities reflected on balance sheet	—	—	—	—	—

Total	56,722	56,559	150	13	—

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2005.

Off-Balance Sheet Transactions

Consistent with the business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related to or unrelated to us. Conversely, our debt with lenders may also be guaranteed by other parties which may be related or unrelated to us.

Under generally accepted accounting principles, these transactions may not be recorded on our balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off balance sheet arrangements will result from the guarantee that Shenzhen BAK provided for the timely re-payment of the loan principals and interests of the borrowers.

Typically, we don’t receive any fee for providing the guarantee. Thus in those transactions, Shenzhen BAK would have a contingent obligation related to the guaranty of repayment in the event that the underlying loans are in default.

The transactions described above require accounting treatment under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). Under this standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002 for non-contingent guaranty obligations, and also a liability for contingent guaranty obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the fair value of our obligation arising from the financial guarantee and considered it was immaterial to the consolidated financial statements. Therefore, no obligation under guarantees were recognized as of March 31, 2005.

From time to time, we factor bills receivable to banks. At the time of the factoring, all rights and privileges of holding the receivables are transferred to the banks. We remove the asset from our books and records a corresponding expense for the amount of the discount. We remain contingently liable on the amount outstanding in the event the bill issuer defaults.

Critical Accounting Policies

Our consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period, and (3) the reported amounts of revenues and expenses during each fiscal period.

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. At March 31, 2005, the carrying amount of property, plant and equipment, net was $51.6 million. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

A prolonged general economic downturn and, specifically, a continued downturn in the battery cell industry as well as other market factors could intensify competitive pricing pressure, create an imbalance of industry supply and demand, or otherwise diminish volumes or profits. Such events, combined with changes in interest rates, could adversely affect our estimates of future net cash flows to be generated by our long-lived assets. Consequently, it is possible that our future operating results could be materially and adversely affected by additional impairment charges related to the recoverability of our long-lived assets.

Inventory Obsolescence

We review our inventory for potential impairment on a quarterly or more frequent basis as deemed necessary. Such review includes, but is not limited to, reviewing the levels of inventory versus customer requirements and obsolescence. The review and evaluation also considers the potential sale of impaired inventory at lower than market prices. If it is determined that inventory items are impaired, we adjust our reserves to cover the estimated amount of the impairment. Though management considers these reserves adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of this reserve.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2005, we did not charged off any balances as we had yet to exhaust all means of collection.

Exchange Rates

The financial records of Shenzhen BAK are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income (loss) in our shareholders’ equity section of our balance sheet. All other amounts that were originally booked in Renminbi and translated into U.S. dollars, were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per US Dollar
	2005	2004
Balance sheet items as of March 31	8.2765	N/A
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the three months and six months ended March 31	8.2765	8.2771
Balance sheet items as of September 30	N/A	8.2769

Renminbi are not readily convertible into U.S. dollars in the foreign exchange markets. The foreign exchange rate between the RMB and the U.S. dollar had been stable at approximately RMB 8.28 to $1.00 for the last few years.

Risk Factors

Risks Related to Our Business

Our limited operating history may not serve as an adequate basis to evaluate our future prospects and results of operations.

We have a limited operating history. We are engaged in the business of developing, manufacturing and selling of lithium-based rechargeable battery cells used for a wide range of portable electronic applications. We were established in Shenzhen, China in August 2001 and commenced operations in June 2002. Our limited operating history may not provide a meaningful basis for you to evaluate our business, financial performance and prospects. We may not be able to:

•	maintain our leading position in the cellular phone battery replacement market;

•	retain existing customers or acquire new customers;

•	diversify our revenue sources by successfully developing and selling our products in the global cellular phone OEM market, notebook computer battery market and other markets;

•	keep up with evolving industry standards and market developments;

•	respond to competitive market conditions;

•	maintain adequate control of our expenses;

•	manage our relationships with our suppliers;

•	attract, train, retain and motivate qualified personnel; or

•	protect our proprietary technologies.

If we are unsuccessful in addressing any of these challenges, our business may be materially and adversely affected.

We are primarily dependent on sales of lithium-ion battery cells for the cellular phone battery replacement market. A reduction in the volume or average price of lithium-ion battery cells that we sell for this market would cause our overall revenue to decline.

We derived a major portion of our revenues from the sales of our lithium-ion battery cells for the cellular phone battery replacement market. While we intend to diversify our revenue sources by expanding to the global cellular phone OEM market, notebook computers and high-power electrical tool markets, we expect that sales of battery cells used for the cellular phone battery replacement market will continue to comprise a significant portion of our revenues in the near future. Accordingly, any decrease in the demand for our battery cells in the replacement market resulting from success of competing products, slower than expected growth of sales in the replacement market or other adverse developments relating to the replacement market may materially and adversely affect our business and cause our overall revenue to decline. In addition, our expansion to the global cellular phone battery OEM market and other markets may not increase our revenue to a level that would enable us to materially reduce our dependence on sales of battery cells for the cellular phone replacement market.

Our business depends on the growth in demand for portable electronic devices.

As the market demand for portable electronic devices is directly related to the demand for our products, a fast growing portable electronic device market will be critical to the success of our business. In anticipation of an expected increase in demand for portable electronic devices such as cellular phones and notebook computers in next few years, we have expanded our manufacturing capacity. However, the markets we have targeted, including those of PRC, may not achieve the level of growth we expect. If this market fails to achieve our expected level of growth, we will have excess production capacity and may not be able to generate enough revenue to maintain our profitability.

Our future success depends on the success of manufacturers of the end applications that use our products.

As we expand to the battery markets for global OEM cellular phones, notebook computers and other portable electronic devices, our future success depends on whether end application manufacturers are willing to use batteries from our product lines. To secure acceptance of our products, we must constantly develop and introduce more reliable and cost-effective battery cells with enhanced functionality to meet evolving industry standards. Our failure to gain acceptance of our products from these manufactures could materially and adversely affect our future success.

Even if a manufacturer decides to use batteries that incorporate our products, the manufacturer may not be able to market and sell its products successfully. The manufacturer’s inability to market and sell its products successfully, whether from lack of market acceptance or otherwise, could materially and adversely affect our business and prospects because this manufacturer may not order new products from us. If we cannot achieve the expected level of sales, we will not be able to make enough profits to offset the expenditures we have incurred to expand our production capacity, nor will we be able to grow our business. Accordingly, our business, financial condition, results of operations and future success would be materially and adversely affected.

We experience fluctuations in quarterly operating results.

Our quarterly operating results have fluctuated in the past and will likely fluctuate in the future. The demand for our products is driven largely by demand for the end applications that are powered by our products. Accordingly, the rechargeable battery industry is affected by market conditions that are often outside our control. Our results of operations may fluctuate significantly from period to period due to a number of factors, including seasonal variations in consumer demand for batteries and their end applications, capacity ramp up by competitors, industry-wide technological changes, the loss of a key customer and the postponement, rescheduling or cancellation of large orders by a key customer. As a result of these factors and other risks discussed in this section, you should not rely on period-to-period comparisons to predict our future performance.

Our failure to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in our loss of market share to our competitors.

The lithium-based battery market is characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our products obsolete or unmarketable. Our ability to adapt to evolving industry standards and anticipate future standards will be a significant factor in maintaining and improving our competitive position and our prospects for growth. To achieve this goal, we have invested and plan to continue investing significant financial resources in our R&D infrastructure. Research and development activities, however, are inherently uncertain, and we might encounter practical difficulties in commercializing our research results. Accordingly, our significant investment in our R&D infrastructure may not bear fruit. On the other hand, our competitors may improve their technologies or even achieve technological breakthroughs that would render our products obsolete or less marketable. Therefore, our failure to effectively keep up with the rapidly technological changes and evolving industry standards by introducing new and enhanced products may cause us to lose our market share and to suffer a decrease in our revenue.

Failure to successfully obtain OEM certification from international cellular phone brand owners may materially and adversely affect our future growth.

We intend to leverage our position in the cellular phone battery replacement market and to expand to the global cellular phone OEM market. To achieve this goal, we must first be qualified by international brand owners. We have started the process with Motorola, Nokia as well as other international brand owners. Since international brand owners have very stringent requirements, the qualification process can be lengthy and costly for new component suppliers such as us. Our failure to obtain qualifications from international brand owners would have a material adverse effect on our ability to execute our business plan and achieve the level of growth we have planned.

We may not be able to manage our expansion of operations effectively.

We were established in August 2001 and have grown rapidly since. We are in the process of significantly expanding our business in order to meet the increasing demand for our products, as well as to capture new market opportunities. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase manufacturing capacity and output, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers, suppliers and other third parties. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We will also need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

We may not be able to substantially increase our manufacturing output in order to maintain our cost competitiveness.

We believe that our ability to provide cost-effective products is one of the most significant factors that contributed to our current success and will be essential for our future growth. We believe this is one of our competitive advantages over our Japanese and Korean competitors. In order to continue doing so, we will need to increase our manufacturing output to a level that will enable us to substantially reduce the cost of our products on a per unit basis through economies of scale. However, our ability to substantially increase our manufacturing output is subject to significant constraints and uncertainties, including:

•	the need to raise significant additional funds to purchase and prepay raw materials or to build additional manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;

•	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as increases in raw material prices and problems with equipment vendors;

•	delays or denial of required approvals by relevant government authorities;

•	diversion of significant management attention and other resources; and

•	failure to execute our expansion plan effectively.

If we are unable to increase our manufacturing output because of any of the risks described above, we may be unable to maintain our competitive position or achieve the growth we expect. Moreover, even if we expand our manufacturing output, we may not be able to generate sufficient customer demand for our products to support our increased production output.

We are and will continue to be subject to rapidly declining average selling prices, which may harm our revenue and gross profits.

Portable consumer electronics such as cellular phones and notebook computers are subject to rapid declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences. As a result, manufacturers of these electronic devices expect us as suppliers to cut our costs and lower the price of our products in order to mitigate the negative impact on their own margins. We have reduced the price of our products in the past in order to meet market demand and expect to continue to face market-driven downward pricing pressures in the future. Our revenue and profitability will suffer if we are unable to offset any declines in our average selling prices by developing new or enhanced products on a timely basis with higher selling prices or gross profit margins, increasing our sales volumes or reducing our costs.

We have had material weaknesses in internal control over financial reporting, which relate primarily to the disclosure and presentation of financial information under U.S. GAAP. We have restated our financial statements three times. We cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

In the course of the SEC review of registration statements on Form SB-2 (File Nos. 333-122209 and 333-130247), we restated our consolidated balance sheet as of September 30, 2004, our consolidated statements of income and comprehensive income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders equity for the fiscal year ended September 30, 2004, and also extended or modified certain notes to these consolidated financial statements. This restatement arose out of accounting errors relating to (1) misclassification of cash transactions, (2) incorrect charging to our statements of income and comprehensive income and comprehensive income for fiscal 2003 and 2004 for deficit attributable to 1,152,456 shares outstanding prior to our reverse merger on January 20, 2005, and (3) incorrect presentation of depreciation expenses in the statement of income and comprehensive income. The restatement resulted in an increase in net cash from financing activities, a decrease in the number of common stock outstanding and a corresponding increase in paid-in capital, and a decrease in gross profit for the fiscal year ended September 30, 2004 by $1,635,971, or approximately 11%.

In the course of the SEC review of the registration statements referred to above, we determined that beginning with fiscal quarter ended December 31, 2005, we would no longer be considered a “small business issuer.” We restated our consolidated balance sheet as of December 31, 2005, our consolidated statement of income and comprehensive income and our consolidated statement of cash flows for the three months ended December 31, 2005 to reflect the prospective adoption of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) relating to the accounting for stock-based compensation commencing in the first quarter of our fiscal year ending September 30, 2006. Pursuant to the restatement, we incurred an incremental share-based compensation expense of $711,512 in the quarter ended December 31, 2005. This restatement resulted in, among other things, a decrease in gross profit and net income per share for the first quarter of our fiscal year 2006.

As reported in the current report on Form 8-K filed with the SEC on August 4, 2006, we changed our independent registered public accounting firm from Schwartz Levitsky Feldman LLP to KPMG. We engaged KPMG on May 15, 2006 to audit our financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the course of the audit, KPMG notified our accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction relating to: (1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses; (2) the incorrect charging to shareholders’ equity for fiscal year 2005 the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income; (3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation of the applicable PRC laws; (4) the understatement of our accumulated foreign-currency translation adjustment for fiscal 2005 included in comprehensive income and overstatement of our additional paid-in capital due to a calculation error during consolidation; (5) other misstatements identified, which were individually not material, include amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items, and (6) the consequential understatements or overstatements of income tax expenses. The net restatement adjustments resulted in an increase in our net income and earnings per share in the relevant periods.

Management has determined that the restatements referred to above resulted from material weaknesses in our internal control over financial reporting. These material weaknesses relate primarily to the disclosure and presentation of financial information in accordance with U.S. GAAP. See “Item 3 Controls and Procedures” for a more detailed discussion of these material weaknesses.

We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our annual report on Form 10-K for the fiscal year ended September 30, 2006. The existence of a material weakness could result in errors in our financial statements that could result in another restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, results of operations and the trading price of our common stock.

We are subject to the reporting obligations under the U.S. securities laws. The SEC, under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on such companies’ internal control over financial reporting in their annual reports that contain an assessment by management of the effectiveness of their internal control over financial reporting at a reasonable assurance level. In addition, an independent registered public accounting firm for a public company must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending September 30, 2006.

Management has determined that as of March 31, 2005 and as of the date of filing of this report, the restatements, as described in “Item 3 Controls and Procedures,” resulted from material weaknesses in our internal control over financial reporting. To remediate these material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with U.S. GAAP, we have taken and continue to take a number of remediation measures, as described in “Item 3 Controls and Procedures.” However, we cannot assure you that we can fully remediate all our material weaknesses or address additional material weaknesses or significant deficiencies that may subsequently arise by the year end date of fiscal year 2006, so that our management can conclude that we will have an effective internal control over financial reporting as of the fiscal year end for our annual report on Form 10-K for the fiscal year 2006. If we cannot implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, our independent auditors may not be able to provide a written attestation as to the effectiveness of our internal controls over financial reporting, in which event, our independent auditors may issue a disclaimer of their audit opinion. Our failure to achieve and maintain effective internal control over financial reporting may result in sanctions or investigations by regulatory authorities, such as the SEC, and loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act of 2002.

We became a public company through our acquisition by a non-operating public shell company, where we were the accounting acquirer and assumed all liabilities of our predecessor entity.

Our January 2005 share exchange with Medina Coffee, Inc. was accounted for as a reverse merger in which Shenzhen BAK Battery Co., Ltd. was deemed to be the accounting acquirer and Medina Coffee, which was originally incorporated in 1999, was deemed to be the legal acquirer. Accordingly, we have assumed all the liabilities of Medina Coffee. Medina Coffee was incorporated for the purposes of engaging in the retail coffee business and at the time of the share exchange, Medina Coffee had no substantial operations, assets or liabilities. We cannot guarantee that we will not become subject to any liabilities related to the conduct by Medina Coffee of its business prior to its acquisition by us that may subsequently arise.

We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 43.0% of our revenues for the six months ended March 31, 2005. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

We do not have long-term purchase commitments from our customers, which may result in significant uncertainties and volatility with respect to our revenue from period to period.

We do not have long-term purchase commitments from our customers and the term of our sales contracts with our customers is typically one year. Furthermore, these contracts leave certain major terms such as price and quantity of products open to be determined in each purchase order. These contracts also allow parties to readjust the contract price for substantial changes in market conditions. As a result, if our customers hold stronger bargaining power than us or the market conditions are in their favor, we may not be able to enjoy the price downside protection or upside gain. Furthermore, our customers may decide not to continue placing purchase orders with us in the future at the same level as in prior periods. As a result, our results of operations may vary from period to period and may fluctuate significantly in the future.

We may not be able to accurately plan our production based on our sales contracts, which may result in excess product inventory or product shortages.

Our sales contracts typically provide for a non-binding, three-month forecast on the quantity of products that our customers may purchase from us. We typically have only a 15-day lead time to manufacture products to meet our customers’ requirements once our customers place orders with us. To meet the short delivery deadline, we generally make significant decisions on our production level and timing, procurement, facility requirements, personnel needs and other resources requirements based on our estimate in light of this forecast, our past dealings with such customers, market conditions and other relevant factors. Our customers’ final purchase orders may not be consistent with our estimates. If the final purchase orders substantially differ from our estimates, we may have excess product inventory or product shortages. Excess product inventory could result in unprofitable sales or write-offs as our products are susceptible to obsolescence and price declines. Producing additional products to make up for any product shortages within a short time frame may be difficult, making us unable to fill out the purchase orders. In either case, our results of operations would fluctuate from period to period.

We depend on third parties to supply key raw materials to us. Failure to obtain sufficient supply of these raw materials in a timely fashion and at reasonable costs could significantly delay our production and shipments, which would cause us to breach our sales contracts with our customers.

We purchase from Chinese domestic suppliers certain key raw materials such as electrolytes, electrode materials and import separators, a key component of battery cells from foreign countries. We purchase raw materials on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain sufficient supply of these raw materials from our existing suppliers or alternates in a timely fashion or at a reasonable cost. Our failure to secure sufficient supply of key raw materials in a timely fashion would result in a significant delay in our production and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain sufficient supply of these raw materials at a reasonable cost could also harm our revenue and gross profit margins.

We face intense competition from other battery cell manufacturers, many of which have significantly greater resources.

The market for battery cells used for portable electronic devices such as cellular phones is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in a decline in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from manufacturers of traditional rechargeable battery cells, such as nickel-cadmium batteries, from manufacturers of rechargeable battery cells of more recent technologies, such as nickel-metal hydride and liquid electrolyte, other manufacturers of lithium-ion battery cells, as well as from companies engaged in the development of batteries incorporating new technologies. Other manufacturers of lithium-ion battery cells currently include Sanyo Electric Co., Sony Corp., Matsushita Electric Industrial Co., Ltd. (Panasonic), GS Group, NEC Corporation, Hitachi Ltd., LG Chemical Ltd., Samsung Electronics Co., Ltd., BYD Co. Ltd., Tianjin Lishen Battery Joint Stock Co., Ltd., Henan Huanyu Group and Harbin Coslight Technology International Group Co., Ltd.

Many of these existing competitors have greater financial, personnel, technical, manufacturing, marketing, sales and other resources than we do. As a result, these competitors may be in a stronger position to respond quickly to market opportunities, new or emerging technologies and evolving industry standards. Many of our competitors are developing a variety of battery technologies, such as lithium polymer and fuel cell batteries, which are expected to compete with our existing product line. Other companies undertaking R&D activities of solid-polymer lithium-ion batteries have developed prototypes and are constructing commercial scale production facilities. It is possible that our competitors will be able to introduce new products with more desirable features than ours and their new products will gain market acceptance. If our competitors successfully do so, we may not be able to maintain our competitive position and our future success would be materially and adversely affected.

We depend on third-party battery pack manufacturers to incorporate our products into battery packs to make batteries ready for use in various portable consumer electronics. If these factories fail to properly assemble our products and battery packs, resulting in defective batteries, our reputation could be severely damaged and our sales could be materially and adversely affected.

We manufacture only battery cells, which is a key and the most valuable component of a battery. Battery cells need to be incorporated into battery packs to constitute batteries ready for use in various portable consumer electronics. Some of our end application customers may ask us to designate certain third-party battery pack manufacturers to assemble our products into batteries. While assembly is a fairly straightforward process as it does not involve much complex technologies, unless assembled properly, the batteries could malfunction. If the battery pack manufacturers with whom we cooperated fail to assemble batteries properly and cause a large number of batteries to be defective due to reasons unrelated to the quality of our products, our reputation could be severely damaged. If these battery pack manufacturers are unable to assemble a sufficient number of batteries to meet the requirements of our end application customers and we cannot timely find qualified alternative battery pack manufacturers, our sales could be materially and adversely affected.

Our business depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lost their services.

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our chief executive office and president, Mr. Xiangqian Li, our chief operating officer and chief technical officer, Dr. Huanyu Mao. If one or more of our senior executives are unable or unwilling to continue to work for us in their present positions, we may have to spend a considerable amount of time and costs in searching, recruiting and integrating the replacements into our operations, which would substantially divert our management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. Moreover, if any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our executive officers and us, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside, in light of the uncertainties with China’s legal system.

The success of our business depends on our ability to attract, train and retain highly skilled employees and key personnel.

Because of the highly specialized, technical nature of our business, we must attract, train and retain a sizable workforce comprising highly skilled employees and other key personnel. Since our industry is characterized by high demand and intense competition for talent, we may have to pay higher salaries and wages and provide greater benefits in order to attract and retain highly skilled employees or other key personnel that we will need to achieve ours strategic objectives. As we are still a relatively young company and our business has grown rapidly, our ability to train and integrate new employees into our operations may not meet the requirements of our growing business. Our failure to attract, train or retain highly skilled employees and other key personnel in numbers that are sufficient to satisfy our needs would materially and adversely affect our business.

Manufacturing or use of our products may cause accidents, which could result in significant production interruption, delay or claims for substantial damages.

Due to the high energy density inherent in lithium-based batteries, our batteries can pose certain safety risks, including the risk of fire. Although we incorporate safety procedures in the research, development, manufacture and transportation of batteries that are designed to minimize safety risks, the manufacture or use of our products may still cause accidents. Any accident, whether occurring at the manufacturing facilities or from the use of our products, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damages.

We extend relatively long payment terms to our customers.

As is customary in the our industry in the PRC, we extend relatively long payment terms and provide generous return policies to our customers. As a result of the size of many of our orders, these extended terms may adversely affect our cash flow and our ability to fund our operations out of our operating cash flow. In addition, although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

Our customers often place large orders for products, requiring fast delivery, which impacts our working capital. If our customers do not incorporate our products into their products and sell them in a timely fashion, for example, due to excess inventories, sales slowdowns or other issues, they may not pay us in a timely fashion, even on our extended terms. Our customers’ failure to pay may force us to defer or delay further product orders, which may adversely affect our cash flows, sales or income in subsequent periods.

We manufacture and market lithium-based battery cells only. If a viable substitute product or chemistry emerges and gains market acceptance, our business, financial condition and results of operations will be materially and adversely affected.

We manufacture and market lithium-based battery cells only. As we believe that the market for lithium-based batteries has good growth potential, we have focused our R&D activities on exploring new chemistry and formula to enhance our product quality and features while reducing cost. Some of our competitors are conducting R&D on alternative battery technologies, such as fuel cells. If any viable substitute product emerges and gains market acceptance because it has more enhanced features, more power, more attractive pricing, or better reliability, the market demand for our products may be reduced, and accordingly our business, financial condition and results of operations would be materially and adversely affected.

We face risks associated with the marketing, distribution and sale of our products internationally, and if we are unable to effectively manage these risks, they could impair our ability to expand our business abroad.

For the six months ended March 31, 2005, we derived 20.9% of our sales from outside Mainland China. The marketing, international distribution and sale of our products expose us to a number of risks, including:

•	fluctuations in currency exchange rates;

•	difficulty in engaging and retaining distributors that are knowledgeable about, and can function effectively in, overseas markets;

•	increased costs associated with maintaining marketing efforts in various countries;

•	difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our products;

•	inability to obtain, maintain or enforce intellectual property rights; and

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries.

Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of the market share.

We have purchased certain product liability insurance from some PRC-based insurance companies to provide against any claims against us based on our product quality. If any of our products is found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacement, provide refund, or pay damages. As our insurance policy imposes a ceiling for maximum coverage and high deductibles, we may not be able to obtain from our insurance policy an amount enough to compensate our customers for damages they suffered attributable to the quality of our products. Moreover, as our insurance policy also excludes certain types of claims from its coverage and if any of our customers’ claims against us falls into those exclusions, we would not receive any amount from our insurance policy at all. In either case, we may still be required to incur substantial amounts to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect the results of our operations and severely damage our reputation.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause our loss of significant rights and inability to continue providing our existing product offerings.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to lithium-ion battery technology patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly expensive and time-consuming. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technologies or enter into royalty or license agreements that may not be available at acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Protracted litigation could result in our customers, or potential customers, deferring or limiting their purchase or use of our products until resolution of such litigation. Parties making the infringement claim may also obtain an injunction that can prevent us from selling our products or using technology that contains the allegedly infringing contents. Any intellectual property litigation could have a material adverse effect on our business, results of operation and financial condition.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality agreements to protect our intellectual property rights. As of September 30, 2005, we owned 15 patents in China and had 102 pending patent applications in China. We had 19 registered trademarks in China that cover various categories of goods and services. Some of our trademarks, such as BAK, are also registered trademarks in the United States, European Union, Korea, Russia, Taiwan and Hong Kong. There is a possibility that not all the pending patent applications will result in issue of patents or, if issued, that it will sufficiently protect our intellectual property rights. Implementation of PRC intellectual property-related laws has historically been lax, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may not be adequate to prevent unauthorized use of our intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us any royalties. Though we are not currently involved in any litigation with respect to intellectual property, we may need to enforce our intellectual property rights through litigation.

We do not hold land use right for our BAK Industrial Park where our facilities are located, nor did we obtain the required construction and zoning permits for our manufacturing facilities and other related facilities situated on the land.

We do not hold the land use right to the tract of property on which we have constructed our new manufacturing facilities and other related facilities. Under relevant PRC laws and regulations, because we do not have the land use right for the underlying land, we were not eligible to apply for the required construction or zoning permits for the facilities we later built on the land, including our manufacturing facilities, and therefore we are not deemed to be the rightful owner for all these facilities. While we have been actively negotiating with the Shenzhen municipal government with a view to resolving this issue, we may not be able to purchase the land use right to the underlying land from the Shenzhen municipal government on commercially reasonable terms, or if at all. Even if we manage to acquire the land use right, we cannot assure you that we will not be subject to any fine or other penalty for our past non-compliance with construction and zoning requirements. If we are unsuccessful in acquiring the land use right, we could be forced to halt our production, vacate our current premises, and lose all of our facilities situated on the land without any compensation, which would adversely and materially affect our business, results of operations and our financial condition.

Compliance with environmental regulations can be expensive, and our failure to comply with these regulations may result in adverse publicity and a material adverse effect on our business.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the PRC environmental legal regime is evolving and becoming more stringent. Therefore, if the PRC imposes more stringent regulations in the future, we will have to incur additional substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in material aspects, we may suffer from negative publicity and may be required to pay substantial fines, suspend or even cease operations. Failure to comply with PRC environmental laws and regulations may materially and adversely affect our business, financial condition and results of operations.

We have significant short-term debt obligations, which mature in less than one year. Failure to extend those maturities of, or to refinance, that debt could result in defaults, and in certain instances, foreclosures on our assets.

As of March 31, 2005, we had $28.9 million of short-term loans and $25.2 million of bills payable maturing in less than one year, a substantial portion of which was secured by certain of our assets that amounted to $26.6 million. Our deposits, inventory, machinery and equipment worth $16.0 million secured the short-term bank loans, and our deposits worth of $10.6 million secured the bills payable. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

We have limited insurance coverage against damages or loss we might suffer.

The insurance industry in China is still in an early stage of development and business interruption insurance available in China offers limited coverage compared to that offered in many developed countries. We do not carry business interruption insurance and therefore any business disruption or natural disaster could result in substantial damages or losses to us. In addition, there are certain types of losses (such as losses from forces of nature) that are generally not insured because they are either uninsurable or because insurance cannot be obtained on commercially reasonable terms. Should an uninsured loss or a loss in excess of insured limits occur, our business could be materially adversely effected. Further, we have not been able to insure any of our manufacturing facilities since we have not yet received the applicable land use rights certificate. If we were to suffer any losses or damages to our manufacturing facilities, our business, financial condition and results of operations will be materially and adversely affected.

New accounting pronouncements may impact our future results of operations.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R. This statement, which will be effective in our first quarter of 2006, will change how we account for share-based compensation, and may have an adverse or negative impact on our results of operations or our stock price.

We currently account for share-based payments to employees and directors using the intrinsic value method. Under this method, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plan.

SFAS 123R requires us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also requires us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the notes to our consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. SFAS 123R may also delay when we may become profitable.

Future changes in generally accepted accounting principles, including pronouncements relating to revenue recognition, might have a significant effect on our reported results, including reporting of transactions completed before the effective date of such pronouncements, if ever.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

All of our business operations are conducted in China and a significant portion of our sales are made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. We cannot predict the future direction of economic reforms or the effects that such measures may have on our business, financial condition or results of operations.

Any adverse change in the economic conditions, in government policies or in laws and regulations in China could have a material adverse effect on the overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business.

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

We currently enjoy a reduced tax rate and other government incentives, and the loss of or reduction in these benefits may materially and adversely affect our business and results of operations.

According to relevant PRC laws and regulations, an enterprise located in Shenzhen including the district where we are currently located is subject to a 15% enterprise income tax. According to PRC laws and regulations on foreign invested enterprises, a foreign invested manufacturing enterprise is entitled to, starting from its first profitable year, a two-year exemption from its enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Our PRC subsidiaries, Shenzhen BAK and BAK Electronics, are each entitled to a two-year exemption from enterprise income tax from its first profitable year, and a reduced enterprise income tax rate of 7.5% for the following three years. As such, for the first two years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK is subject to enterprise income tax rate of 7.5%. BAK Electronics, established in August 2005, is currently exempt from any enterprise income tax because it had no business operations in fiscal 2005. In addition, due to the additional capital invested in Shenzhen BAK in 2005, Shenzhen BAK was granted a full tax exemption on 55.88% of its taxable income for calendar years 2005 and 2006, and a 50% tax exemption on 55.88% of its taxable income for calendar years from 2007 to 2009.

However, the PRC government authorities could reduce or eliminate these incentives at any time in the future. There have been preliminary high-level discussions within the PRC on leveling the playing field between foreign invested enterprises and PRC domestic enterprises by phasing out preferential tax rates applicable to foreign invested enterprises. We may not be able continue to qualify as an advanced technology enterprise that will enable us to enjoy the reduced tax rate. We cannot predict whether and when we may lose, in whole or in part, the preferential tax treatment and other incentives we have now. If we lose part or all of these preferential treatments, we would be subject to a normal enterprise tax rate of 33%. Any loss of or reduction in the preferential tax treatments we have received could materially adversely affect our financial condition and results of operations.

We rely on dividends and other distribution on equity paid by our subsidiaries for our cash needs

We are a holding company, and we conduct all of our operations through our two subsidiaries in PRC: Shenzhen BAK and BAK Electronics, each a limited liability company established in China. We rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. Current regulations in the PRC permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. According to the articles of association of our subsidiaries, each of our subsidiaries is required to set aside at least 10% of its after-tax profit based on the Chinese accounting standards and regulations each year to its enterprise development reserve, until the balance in the reserve reaches 50% of the registered capital of the company. Funds in the reserve are not distributable to us in forms of cash dividends, loans or advances. In addition, if our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us, which in turn will adversely affect our cash needs.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 0.2% appreciation of the RMB against the U.S. dollar between July 21, 2005 and September 30, 2005. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. Our revenues and costs are mostly denominated in the RMB, and a significant portion of our financial assets are also denominated in RMB. We rely entirely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on common stock in U.S. dollars. For example, an appreciation of the RMB against the U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into the RMB for such purposes. An appreciation of the RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into the RMB, as the RMB is our reporting currency.

Recent PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability and limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us, or otherwise adversely affect us.

SAFE issued a public notice in October 2005 requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC residents that are stockholders of offshore special purpose companies established before November 1, 2005 are required to register with the local SAFE branch before March 31, 2006. Our current beneficial owners who are PRC residents have registered with the local SAFE branch as required under the SAFE notice. The failure of these beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to our company or otherwise adversely affect our business.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in China. Moreover, most of our current directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

An outbreak of a pandemic avian influenza SARS or other contagious disease may have an adverse effect on the economies of certain Asian countries and may adversely affect our results of operations.

During the past three years, large parts of Asia experienced unprecedented outbreaks of avian influenza caused by the H5N1 virus which, according to a report of the World Health Organization, or WHO, in 2004, “moved the world closer than any time since 1968 to an influenza pandemic with high morbidity, excess mortality and social and economic disruption.” Currently, no fully effective avian flu vaccines have been developed and there is evidence that the H5N1 virus is evolving and an effective vaccine may not be discovered in time to protect against the potential avian flu pandemic. In the first half of 2003, certain countries in Asia experienced an outbreak of SARS, a highly contagious form of atypical pneumonia, which seriously interrupted the economic activities and the demand for goods plummeted in the affected regions. An outbreak of avian flu, SARS or other contagious disease or the measures taken by the governments of affected countries against such potential outbreaks, may seriously interrupt our production operations or those of our suppliers and customers, which may have a material adverse effect on our results of operations. The perception that an outbreak of avian flu, SARS or other contagious disease may occur again may also have an adverse effect on the economic conditions of countries in Asia.

Our production facilities are subject to risks of power shortages.

Many cities and provinces in the PRC have suffered serious power shortages since the second quarter of 2004. Many of the regional grids do not have sufficient power generating capacity to fully satisfy the increased demand for electricity driven by continual economic growth and persistent hot weather. Local governments have recently required local factories to temporarily shut down their operations or reduce their daily operational hours in order to reduce local power consumption levels. To date, our operations have not been affected by those administrative measures. However, there is a risk that our operations may be affected by those administrative measures in the future, thereby causing material production disruption and delay in delivery schedule. We do not have any back-up power generation system. Although we have not experienced any power outages in the past, we may be adversely affected by any power outages in the future.

Risks Related to Our Common Stock

The market price for our common stock may be volatile.

The market price for our common stock may be highly volatile and could be subject to wide fluctuations in response to factors some of which may be beyond our control. Factors affecting the trading price of our common stock include:

•	the lack of depth and liquidity of the market for our common stock;

•	actual or anticipated fluctuations in our quarterly operating results;

•	announcements of new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	market conditions in our industry;

•	changes in operations or market valuations of other companies in our industry;

•	our sales of common stock;

•	investor perceptions of us and our business;

•	changes in the estimates of the future size and growth rate of our markets;

•	market conditions in industries of our customers;

•	announcements by our competitors of significant acquisitions;

•	strategic partnerships, joint ventures or capital commitments;

•	recruitment or departures of key personnel;

•	potential litigation; and

•	overall economy, geopolitical events, terrorist activities or threats of terrorism.

In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the performance of listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. For example, the trading price of our common stock could decline in reaction to events that negatively affect other companies in our industry even if these events do not directly affect us at all.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our existing stockholders have significant control of our management and affairs, which they could exercise against your interests.

As of September 30, 2005, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 45.1% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

We are obligated to indemnify our officers and directors for certain losses they suffer.

Our bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against liabilities, attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us to the maximum extent permitted by the laws of the State of Nevada. If we are required to indemnify any persons under this policy, we may have to pay indemnity in a substantial amount which we may be unable to recover at all.

Provisions in our bylaws could entrench our board of directors and prevent a change in control.

Our bylaws (1) provide that the percentage of stockholders required to call special meetings of stockholders is 10%, subject to any contrary provision in our articles of incorporation, (ii) do not permit stockholders to fill vacancies in the board if such vacancies were not filled by the board, (iii) provide that no contract or transaction between us and one or more of our directors or officers is void if certain criteria are met and (iv) allow for the amendment of our bylaws by the board of directors rather than our stockholders, as permitted by our articles of incorporation. Collectively, these provisions may have the effect of entrenching our existing board members, discouraging or preventing a transaction including a change in control transaction where such transaction would be beneficial to our stockholders.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB/A. In addition, management has performed the same evaluation as of the date of filing this quarterly report on Form 10-QSB/A. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer.

First Restatement

In the course of the SEC review of registration statements on Form SB-2 (File Nos. 333-122209 and 333-130247), we restated on January 30, 2006, pursuant to Amendment No.1 to our annual report on Form 10-KSB for the fiscal year ended September 30, 2005, our consolidated balance sheet as of September 30, 2004, our consolidated statements of income and comprehensive income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the fiscal year ended September 30, 2004, and also extended or modified certain notes to these consolidated financial statements. This restatement resulted arose out of accounting errors relating to (1) misclassification of cash transactions, (2) incorrect charging to our statements of income and comprehensive income and comprehensive income for fiscal 2003 and 2004 for deficit attributable to 1,152,456 shares outstanding prior to our reverse merger on January 20, 2005, and (3) incorrect presentation of depreciation expenses in the statement of income and comprehensive income. The restatement in an increase in net cash from financing activities, a decrease in the number of common stock outstanding and a corresponding increase in paid-in capital, and a decrease in gross profit for the fiscal year ended September 30, 2004 by $1,635,971, or approximately 11%.

Second Restatement

In the course of the SEC review of the registration statements referred to above, we determined that beginning with fiscal quarter ended December 31, 2005, we would no longer be considered a “small business issuer.” We restated on March 29, 2006, pursuant to Amendment No.2 to our quarterly report on Form 10-Q for the quarter ended December 31, 2005, our consolidated balance sheet as of December 31, 2005, our consolidated statement of income and comprehensive income and our consolidated statement of cash flows for the three months ended December 31, 2005 to reflect the prospective adoption of SFAS 123R relating to the accounting for stock- based compensation commencing in the first quarter of our fiscal year ending September 30, 2006. Pursuant to the restatement, we incurred an incremental share-based compensation expense of $711,512 in the quarter ended December 31, 2005. This restatement resulted in, among other things, a decrease in gross profit and net income per share for the first quarter of our fiscal year 2006.

Third Restatement

As reported in the current report on Form 8-K filed with the SEC on August 4, 2006, we changed our independent registered public accounting firm from Schwartz Levitsky Feldman LLP to KPMG. We engaged KPMG on May 15, 2006 to audit the Company’s financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the course of the audit, KPMG notified our accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction relating to: (1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses; (2) the incorrect charging to shareholders’ equity for fiscal year 2005 the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income; (3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation of the applicable PRC laws; (4) the understatement of our accumulated foreign-currency translation adjustment for fiscal 2005 included in comprehensive income and overstatement of our additional paid-in capital due to a calculation error during consolidation; (5) other misstatements identified, which were individually not material, include of amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items, and (6) the consequential understatements or overstatements of income tax expenses. The net restatement adjustments resulting from these accounting misstatements resulted in an increase in our net income and net income per share for the fiscal years 2003, 2004 and 2005, respectively.

Management’s Determination on Disclosure controls and procedure

Management has determined that the above-mentioned three restatements related to control deficiencies that in turn resulted from material weaknesses in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of existence of the material weaknesses, as described below, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2005, and as of the date of filing of this quarterly report on Form 10-KSB/A, our disclosure controls and procedures were not effective at a reasonable assurance level.

As a result of the restatements, we re-closed our financials statements for three months and nine months ended June 30, 2004 and 2005. Management believes that financial statements included in this quarterly report on Form 10-QSB/A fairly reflected in all material respects our financial condition, the results of operation and cash flows for the periods presented therein.

Internal Control over Financial Reporting

Internal control over financial reporting refers to a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal controls over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Material Weaknesses

Management has determined that the above-mentioned three restatements resulted from the following material weaknesses:

•	a lack of sufficient accounting staff with adequate training and familiarity with the application of the U.S. GAAP;

•	a lack of sufficient internal control over financial reporting designed to ensure proper preparation of the financial statements under the U.S. GAAP; and

•	a lack of controls and procedures for review and examination of financial statements prepared in accordance with the U.S. GAAP.

Remediation Measures

We are committed to maintaining an effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with the generally accepted accounting principles in the United States. To remediate the material weaknesses described above, we have taken and continue to take the following steps:

•	Beginning April 2006, hired accounting staff familiar with the U.S. GAAP and financial accounting and auditing experience with a “Big Four” public accounting firm to prepare consolidated financial statements and disclosures.

•	Required draft financial statements to be reviewed by senior accountants with more than ten-year auditing experience.

•	Increased training of all accounting personnel on U.S. GAAP: basic accounting personnel to participate in training programs concerning general accounting policies and principles provided by governmental agencies and professional firms; key accounting personnel to participate in special training programs provided by professional accounting firms retained by us on the difference between U.S. GAAP and PRC GAAP, recent developments in accounting policies, and previous errors in preparation and disclosure of our financial statements.

•	Retained experienced accountants and external consultants to advise us on accounting treatment of complicated transactions and matters unfamiliar to our accounting staff, such as accounting for share-based compensation.

•	Retained experienced PRC domestic counsel to advise us on applicable PRC laws and regulations, and international counsel to ensure that our accounting treatment and disclosures comply with the SEC rules and the requirements under U.S. GAAP.

•	Engaged experienced external consultants with expertise in the Sarbanes-Oxley Act of 2002, internal control over financial reporting, auditing and risk control to help us design and implement internal control procedures regarding financial reporting and disclosures.

•	Established flow charts illustrating detailed procedures relating to our business, internal control, risk control matrix, and testing methods.

•	Established in March 2006 an internal auditing department, which directly reports to our audit committee and is responsible for inspecting and evaluating the implementation of all internal control and procedures in respect of financial reporting.

•	Established in June 2006 disclosure committee responsible for reviewing, analyzing and examining our financial statements and disclosure items, a requirement that must be complied with prior to the publication of our financial statements and disclosure items.

We have taken, and continue to take, these remediation measures to address the material weaknesses in our internal control over financial reporting. Although we believe that these material weaknesses have not been fully resolved as of the date of filing of this quarterly report on Form 10-QSB/A, we are currently taking measures to remedy all material weaknesses by the end of fiscal year ending September 30, 2006. We are in the process of evaluating, implementing and testing our internal control procedures in anticipation of the compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending September 30, 2006.

Except for the foregoing remediation measures, there have been no material changes in our disclosure controls and procedures, or our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits

The following documents are filed as part of this Amendment to Form 10-QSB for the quarterly period ended March 31, 2005:

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BAK BATTERY, INC. (Registrant)

Date: August 22, 2006	By /s/ Li Xiangqian
Li Xiangqian, Chief Executive Officer (Principal Executive Officer)

Date: August 22, 2006	By /s/ Han Yongbin
Han Yongbin, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)