Form 10QSB/A
period 2005-06-30
CHINA BAK BATTERY INC
filed 2006-08-22
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 3

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 10, 2005, 40,978,533 shares of China BAK Battery, Inc. common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:    ☐  Yes    ☒  No

EXPLANATORY NOTE

This Amendment to the quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2005 of China BAK Battery, Inc. is filed in connection with our restatement of our historical financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 and the three and nine months ended June 30, 2005 and 2006. This Amendment supersedes the quarterly report on Form 10-QSB and all the prior amendments thereto.

As previously reported in our current report on Form 8-K filed with the SEC on August 4, 2006, we engaged KPMG to audit our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the audit of these financial statements, KPMG notified the company’s accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction.

Details of the misstatements relating to this quarterly report on Form 10-QSB/A are set out below.

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

(4)	other misstatements of amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, lost of revenues, general and administrative expenses, finance costs, other expenses and certain cash flow items, and

(5)	the consequential understatements of income tax expenses.

The accompanying condensed interim consolidated balance sheets as of June 30, 2005, and the related condensed interim consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the three and nine months ended June 30, 2005 have been restated to reflect the correction of these misstatements. In addition, certain figures have been reclassified to conform with the current presentation.

The following tables present the effect of the aforementioned restatements on the selected line items included in the condensed consolidated financial statements for the periods indicated,

Statement of income and comprehensive income information:

	Three months ended June 30
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Cost of revenues	11,868,495	12,039,191	17,185,773	17,598,450
Gross profit	3,315,493	3,144,797	696,877	6,556,093
Sales and marketing expenses	476,533	458,500	1,102,337	1,078,181
General and administrative expenses	617,398	388,740	1,708,603	1,443,226
Operating income	2,082,396	2,158,391	4,028,995	3,905,851
Finance costs, net	364,649	166,229	371,404	77,646
Other expenses/(income)	(9,319)	(7,627)	8,745	8,745
Income taxes	129,449	150,869	286,672	318,430
Net income	1,597,617	1,848,920	3,362,174	3,501,030
Other comprehensive income/(loss)	(73)	(20)	—	6
Weighted average number of ordinary shares - Diluted	31,225,642	31,225,642	41,182,819	41,173,311
Net income per share - Basic and diluted	0.05	0.06	0.08	0.09

Statements of cash flow information:

	Three months ended June 30
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Net cash (used in)/provided by operating activities	(9,581,340)	(3,385,466)	1,554,524	1,883,005
Net cash used in investing activities	(14,915,756)	(9,714,411)	(6,580,782)	(8,508,106)
Net cash provided by financing activities	24,756,246	13,345,251	(4,212,259)	(2,611,965)
Effect of exchange rate changes on cash and cash equivalents	(73)	13,703	—	(1,451)

Statement of income and comprehensive income information:

	Nine months ended June 30
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Cost of revenues	36,698,028	37,009,566	58,241,467	58,004,178
Gross profit	10,236,428	9,924,890	16,917,748	17,155,037
Sales and marketing expenses	1,316,929	1,262,333	2,926,502	2,772,290
General and administrative expenses	2,680,856	1,265,014	3,928,831	4,066,049
Operating income	5,893,172	7,172,893	9,747,789	10,002,072
Finance costs, net	522,629	206,306	1,333,118	522,126
Other expenses	5,239	10,316	33,624	53,748
Income taxes	226,843	368,394	650,514	745,194
Net income	5,138,461	6,587,877	7,730,533	8,681,004
Other comprehensive income/(loss)	(24)	13	(1,525)	(1,464)
Weighted average number of ordinary shares - Diluted	31,225,642	31,225,642	37,124,856	37,042,273
Net income per share - Basic and diluted	0.16	0.21	0.21	0.23

Statements of cash flow information:

	Nine months ended June 30
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Net cash (used in)/provided by operating activities	(9,877,380)	959,749	3,781,313	15,426,774
Net cash used in investing activities	(29,467,961)	(24,698,870)	(17,435,263)	(24,768,119)
Net cash provided by financing activities	39,808,179	24,201,935	12,091,080	7,778,147
Effect of exchange rate changes on cash and cash equivalents	(24)	—	(1,525)	(1,197)

Balance sheet information:

	June 30, 2005
	As previously reported	As restated
	US$	US$
Prepayments and other receivables	1,917,371	1,621,895
Property, plant and equipment, net	56,320,564	57,652,663
Lease prepayments, net	4,029,038	3,954,968
Deferred tax assets	—	75,690
Total assets	136,477,867	137,811,587
Accrued expenses and other payables	12,091,781	11,100,792
Deferred tax liabilities	—	190,518
Total liabilities	93,975,875	93,175,404
Statutory reserves	2,854,017	2,452,868
Retained earnings	12,035,792	14,571,097
Accumulated other comprehensive loss	1,669	1,634
Total shareholders’ equity	42,501,992	44,636,183

As required by Rule 13a-15 under the Securities Exchange Act, our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB/A. In addition, management has performed the same evaluation as of the date of filing this quarterly report on 10-QSB/A.

Management has determined that the latest restatement and the other two previous statements, as described in “Item 3. Controls and Procedures,” resulted from material weaknesses in our internal control over financial reporting. As a result of existence of the material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with the US GAAP, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2005 and as of the date of this quarterly report on Form 10-QSB/A, our disclosure controls and procedures were not effective at a reasonable assurance level. To remediate the material weaknesses, we have taken and continue to take a number of measures.

For addition information relating to our material weakness and remediation measures that we have taken or are taking, see “Part I. Item 3. Controls and Procedures”.

For additional information relating to the effect of our restatement, see “Part I. Item 1. Consolidated Financial Statements”.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated balance sheets

as of September 30, 2004 and June 30, 2005

(In US$)

	Note	September 30, 2004	June 30, 2005
		(as restated)	(as restated, unaudited)
Assets
Current assets
Cash and cash equivalents		$3,212,176	$1,647,781
Pledged deposits	3	7,120,069	22,073,231
Trade accounts receivable, net		21,017,683	37,346,525
Inventories	4	29,535,985	13,093,761
Prepayments and other receivables		1,556,617	1,621,895

Total current assets		62,442,530	75,783,193

Property, plant and equipment, net		41,706,010	57,652,663
Lease prepayments, net		4,002,586	3,954,968
Intangible assets, net		58,362	49,596
Amounts due from related parties		911,093	295,477
Deferred tax assets		34,284	75,690

Total assets		$109,154,865	$137,811,587

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated balance sheets

as of September 30, 2004 and June 30, 2005 (continued)

(In US$)

	Note	September 30, 2004	June 30, 2005
		(as restated)	(as restated, unaudited)
Liabilities

Current liabilities
Short-term bank loans	5	$29,116,478	$37,515,858
Accounts and bills payable		40,113,362	44,368,236
Accrued expenses and other payables		19,419,945	11,100,792

Total current liabilities		$88,649,785	$92,984,886

Deferred tax liabilities		75,394	190,518

Total liabilities		88,725,179	93,175,404

Commitments and contingencies	7

Shareholders’ equity
Ordinary shares US$ 0.001 par value; 100,000,000 authorized; 31,225,642 and 40,978,533 issued and outstanding as of September 30, 2004 and June 30, 2005 respectively		$31,226	$40,978
Additional paid-in-capital		12,052,845	27,572,874
Statutory reserves		1,724,246	2,452,868
Retained earnings		6,621,539	14,571,097
Accumulated other comprehensive income loss		(170)	(1,634)

Total shareholders’ equity		$20,429,686	$44,636,183

Total liabilities and shareholders’ equity		$109,154,865	$137,811,587

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of income

and comprehensive income

for the three months ended June 30, 2004 and 2005

(Unaudited)

(In US$)

	Three months ended June 30,
	2004	2005
	(as restated)	(as restated)
Net revenues	$15,183,988	$24,154,543

Cost of revenues	(12,039,191)	(17,598,450)

Gross profit	$3,144,797	$6,556,093

Operating expenses:
Research and development costs	$(139,166)	$(128,835)
Sales and marketing expenses	(458,500)	(1,078,181)
General and administrative expenses	(388,740)	(1,443,226)

Total operating expenses	$(986,406)	$(2,650,242)

Operating income	$2,158,391	$3,905,851

Finance costs, net	(166,229)	(77,646)
Other income (expenses)	7,627	(8,745)

Income before income taxes	1,999,789	3,819,460

Income taxes	(150,869)	(318,430)

Net income	1,848,920	3,501,030

Other comprehensive (loss) / income
- Foreign currency translation adjustment	(20)	6

Comprehensive income	$1,848,900	$3,501,036

Net income per share:
-Basic and diluted	$0.06	$0.09

Weighted average number of ordinary shares:
-Basic	31,225,642	40,978,533

-Diluted	31,225,642	41,173,311

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of income

and comprehensive income

for the nine months ended June 30, 2004 and 2005

(Unaudited)

(In US$)

	Nine months ended June 30,
	2004	2005
	(as restated)	(as restated)
Net revenues	$46,934,456	$75,159,215

Cost of revenues	(37,009,566)	(58,004,178)

Gross profit	$9,924,890	$17,155,037

Operating expenses:
Research and development costs	$(224,650)	$(314,626)
Sales and marketing expenses	(1,262,333)	(2,772,290)
General and administrative expenses	(1,265,014)	(4,066,049)

Total operating expenses	$(2,751,997)	$(7,152,965)

Operating income	$7,172,893	$10,002,072

Finance costs, net	(206,306)	(522,126)
Other expenses	(10,316)	(53,748)

Income before income taxes	6,956,271	9,426,198

Income taxes	(368,394)	(745,194)

Net income	6,587,877	8,681,004

Other comprehensive (loss) / income
- Foreign currency translation adjustment	13	(1,464)

Comprehensive income	$6,587,890	$8,679,540

Net income per share:
-Basic and diluted	$0.21	$0.23

Weighted average number of ordinary shares:
-Basic	31,225,642	37,013,072

-Diluted	31,225,642	37,042,273

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of shareholders’ equity for the nine months ended June 30, 2004 and 2005

(In US$)

	Note	Ordinary shares		Additional paid -in-capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income/(loss)	Total share- holders’ equity
		Number of Shares	amount
				(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Balance as of October 1, 2003 (as restated)		31,225,642	$31,226	$1,176,927	$651,583	$3,758,352	$(52)	$5,618,036
Capital contributions from shareholders		—	—	10,875,918	—	—	—	10,875,918
Net income		—	—	—	—	6,587,877	—	6,587,877
Deemed distribution to the then controlling shareholder - payment for intangible assets		—	—	—	—	(3,866,088)	—	(3,866,088)
Appropriation to statutory reserves		—	—	—	753,961	(753,961)	—	—
Foreign currency translation adjustment		—	—	—	—	—	13	13

Balance as of June 30, 2004 (as restated, unaudited)		31,225,642	$31,226	$12,052,845	$1,405,544	$5,726,180	$(39)	$19,215,756

Balance as of October 1, 2004 (as restated)		31,225,642	31,226	12,052,845	1,724,246	6,621,539	(170)	20,429,686
Net income		—	—	—	—	8,681,004	—	8,681,004
Reverse acquisition	1	1,152,458	1,152	—	—	(2,824)	—	(1,672)
Issuance of ordinary shares, net of transaction costs of $1,471,371		8,600,433	8,600	15,520,029	—	—	—	15,528,629
Appropriation to statutory reserves		—	—	—	728,622	(728,622)	—	—
Foreign currency translation adjustment		—	—	—	—	—	(1,464)	(1,464)

Balance as of June 30, 2005 (as restated, unaudited)		40,978,533	$40,978	$27,572,874	$2,452,868	$14,571,097	$(1,634)	$44,636,183

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the three months ended June 30, 2004 and 2005

(Unaudited)

(In US$)

	Three months ended June 30,
	2004	2005
	(as restated)	(as restated)
Cash flow from operating activities
Net income	$1,848,920	$3,501,030
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities:
Depreciation and amortisation	445,934	832,069
Bad debt expense	(12,343)	598,627
Deferred income taxes	14,045	31,760

Changes in operating assets and liabilities:
Trade accounts receivable	(2,691,413)	(6,964,108)
Inventories	(11,398,863)	(968,669)
Prepayments and other receivables	(10,042,082)	26,569
Accounts and bills payable	21,129,238	4,473,769
Accrued expenses and other payables	(2,678,902)	351,958

Net cash (used in)/ provided by operating activities	$(3,385,466)	$1,883,005

Cash flow from investing activities

Purchases of property, plant and equipment	$(9,714,411)	$(8,508,106)

Net cash used in investing activities	$(9,714,411)	$(8,508,106)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the three months ended June 30, 2004 and 2005 (continued)

(Unaudited)

(In US$)

	Three months ended June 30,
	2004	2005
	(as restated)	(as restated)
Cash flow from financing activities

Proceeds from borrowings	$23,355,283	$49,958,621
Repayment of borrowings	(3,696,901)	(41,319,704)
Increase in pledged deposits	(6,122,000)	(11,517,394)
Amounts (paid to)/received from related parties	(191,131)	266,512

Net cash provided by / (used in) financing activities	$13,345,251	$(2,611,965)

Effect of exchange rate changes on cash and cash equivalents	$13,703	$(1,451)

Net increase / (decrease) in cash and cash equivalents	$259,077	$(9,238,517)

Cash and cash equivalents at the beginning of period	874,662	10,886,298

Cash and cash equivalents at the end of period	$1,133,739	$1,647,781

Supplemental disclosure of cash flow information

Cash received during the period for:
Bills receivable discounted to bank	$—	$2,260,109

Cash paid during the period for:
Bills discounting charges	$—	$28,965

Income taxes	$159,142	$252,862

Interest expense, net of amounts capitalized	$166,760	$91,742

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the nine months ended June 30, 2004 and 2005

(Unaudited)

(In US$)

	Nine months ended June 30,
	2004	2005
	(as restated)	(as restated)
Cash flow from operating activities
Net income	$6,587,877	$8,681,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortisation	1,041,425	2,361,309
Bad debt expenses	107,539	944,114
Deferred income taxes	42,131	73,718

Changes in operating assets and liabilities:
Trade accounts receivable	(9,329,513)	(17,272,957)
Inventories	(17,003,133)	16,442,224
Prepayments and other receivables	(13,771,368)	(65,277)
Accounts and bills payable	34,204,124	4,254,872
Accrued expenses and other payables	(919,333)	7,767

Net cash provided by operating activities	$959,749	$15,426,774

Cash flow from investing activities

Purchases of property, plant and equipment	$(24,698,870)	$(24,768,119)

Net cash used in investing activities	$(24,698,870)	$(24,768,119)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the nine months ended June 30, 2004 and 2005 (continued)

(Unaudited)

(In US$)

	Nine months ended June 30,
	2004	2005
	(as restated)	(as restated)
Cash flow from financing activities

Proceeds from borrowings	$32,303,510	$71,346,584
Repayment of borrowings	(6,983,725)	(62,947,204)
Increase in pledged deposits	(7,348,900)	(14,953,162)
Amounts (paid to)/received from related parties	(778,780)	615,616
Repayment to advances from Changzhou Lihai Investment Consulting Co., Ltd.	—	(1,812,316)
Proceeds from issuance of capital stock, net	10,875,918	15,528,629
Deemed distribution to shareholder - intangible assets	(3,866,088)	—
Contribution of cash from shareholders acquiring shares of BAK International Limited	—	11,500,000
Distribution of cash to shareholders in connection with acquisition of shares of
China BAK Battery, Inc.	—	(11,500,000)

Net cash provided by financing activities	$24,201,935	$7,778,147

Effect of exchange rate changes on cash and cash equivalents	$—	$(1,197)

Net increase / (decrease) in cash and cash equivalents	$462,814	$(1,564,395)

Cash and cash equivalents at the beginning of period	670,925	3,212,176

Cash and cash equivalents at the end of period	$1,133,739	$1,647,781

Supplemental disclosure of Cash flow information

Cash received during the period for:
Bills receivable discounted to bank	$657,861	$9,998,584

Cash paid during the period for:
Bills discounting charges	$7,171	$191,466

Income taxes	$338,912	$390,876

Interest expense, net of amounts capitalized	$178,451	$530,387

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the nine months ended June 30, 2004 and 2005

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

Basis of Presentation and Organization

As of June 30, 2005, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited and subsequently changed its name to BAK International Limited on November 3, 2004; and ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”).

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

for the nine months ended June 30, 2004 and 2005 (continued)

(Unaudited)

Basis of Presentation and Organization (continued)

On January 20, 2005, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of $17,000,000. In conjunction with this financing, Mr. Li Xiangqian the Chairman and Chief Executive Officer of the Company agreed to place 2,179,550 shares of the Company’s common stock owned by him into an escrow account, of which 50% are to be released to the investors in the private placement if audited net income of the Group for the fiscal year ended September 30, 2005 is not at least $12,000,000, and the remaining 50% are to be released to investors in the private placement if audited net income of the Group for the fiscal year ending September 30, 2006 is not at least $27,000,000. If the audited net income of the Group for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr. Li Xiangqian.

This escrow agreement constitutes a compensatory plan to Mr. Li Xiangqian in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). A compensation charge would be recorded in the financial statements of the Company should the performance threshold be achieved and these shares be released to Mr. Li Xiangqian. However, as the Company determined that it would not meet the performance threshold for the year ended September 30, 2005 after consideration of the compensation charge, the shares are not deemed to be earned and no compensation charge has been recognized during the interim period.

Also on January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International. The swap was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement entered by and among China BAK, BAK International and the shareholders of BAK International on January 20, 2005. Pursuant to the Agreement, the Company issued 39,826,075 shares of common stock, par value $0.001 per share, to the shareholders of BAK International (including 31,225,642 shares to the original shareholders and 8,600,433 shares to new investors), representing approximately 97.2% of the Company’s post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International.

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

The Company’s condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim result of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2005. The Company’s consolidated balance sheet at September 30, 2004 has been taken from the Company’s audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB/A for the year ended September 30, 2005. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

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

2 Restatements of Condensed Interim Consolidated Financial Statements

As previously reported in our current report on Form 8-K filed with the SEC on August 4, 2006, the Company engaged KPMG in May 2006 to begin a re-audit of the Company’s previously issued financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the audit of these financial statements, KPMG notified the Company’s accounting staff of misstatements in the Company’s previously issued financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that require correction.

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

(5)	the consequential understatements or overstatements of income tax expenses.

The accompanying condensed interim consolidated balance sheets as of June 30, 2005, and the related condensed consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the three and nine months ended June 30, 2005 have been restated to reflect the correction of these matters. In addition, certain figures have been reclassified to conform with the current period’s presentation.

The following tables present the effect of restatements on selected line items of the condensed consolidated financial statements for the periods indicated.

Statement of income and comprehensive income information:

	Three months ended June 30,
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Cost of revenues	11,868,495	12,039,191	17,185,773	17,598,450
Gross profit	3,315,493	3,144,797	696,877	6,556,093
Sales and marketing expenses	476,533	458,500	1,102,337	1,078,181
General and administrative expenses	617,398	388,740	1,708,603	1,443,226
Operating income	2,082,396	2,158,391	4,028,995	3,905,851
Finance costs, net	364,649	166,229	371,404	77,646
Other expenses/(income)	(9,319)	(7,627)	8,745	8,745
Income taxes	129,449	150,869	286,672	318,430
Net income	1,597,617	1,848,920	3,362,174	3,501,030
Other comprehensive income/(loss)	(73)	(20)	—	6
Weighted average number of ordinary shares — Diluted	31,225,642	31,225,642	41,182,819	41,173,311
Net income per share — Basic and diluted	0.05	0.06	0.08	0.09

Statements of cash flow information:

	Three months ended June 30,
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Net cash (used in)/provided by operating activities	(9,581,340)	(3,385,466)	1,554,524	1,883,005
Net cash used in investing activities	(14,915,756)	(9,714,411)	(6,580,782)	(8,508,106)
Net cash provided by /(used in) financing activities	24,756,246	13,345,251	(4,212,259)	(2,611,965)
Effect of exchange rate changes on cash and cash equivalents	(73)	13,703	—	(1,451)

Statements of income and comprehensive income information:

	Nine months ended June 30,
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Cost of revenues	36,698,028	37,009,566	58,241,467	58,004,178
Gross profit	10,236,428	9,924,890	16,917,748	17,155,037
Sales and marketing expenses	1,316,929	1,262,333	2,926,502	2,772,290
General and administrative expenses	2,680,856	1,265,014	3,928,831	4,066,049
Operating income	5,893,172	7,172,893	9,747,789	10,002,072
Finance costs, net	522,629	206,306	1,333,118	522,126
Other expenses/(income)	5,239	10,316	33,624	53,748
Income taxes	226,843	368,394	650,514	745,194
Net income	5,138,461	6,587,877	7,730,533	8,681,004
Other comprehensive (loss)/income	(24)	13	(1,525)	(1,464)
Weighted average number of ordinary shares — Diluted	31,225,642	31,225,642	37,124,856	37,042,273
Net income per share — Basic and diluted	0.16	0.21	0.21	0.23

Statement of cash flow information:

	Nine months ended June 30,
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Net cash (used in)/provided by operating activities	(9,877,380)	959,749	3,781,313	15,426,774
Net cash used in investing activities	(29,467,961)	(24,698,870)	(17,435,263)	(24,768,119)
Net cash provided by financing activities	39,808,179	24,201,935	12,091,080	7,778,147
Effect of exchange rate changes on cash and cash equivalents	(24)	—	(1,525)	(1,197)

Balance sheet information:

	June 30, 2005
	As previously reported	As restated
	US$	US$
Prepayments and other receivables	1,917,371	1,621,895
Property, plant and equipment, net	56,320,564	57,652,663
Lease prepayments, net	4,029,038	3,954,968
Deferred tax assets	—	75,690
Total assets	136,477,867	137,811,587
Accrued expenses and other payables	12,091,781	11,100,792
Deferred tax liabilities	—	190,518
Total liabilities	93,975,875	93,175,404
Statutory reserves	2,854,017	2,452,868
Retained earnings	12,035,792	14,571,097
Accumulated other comprehensive loss	1,669	1,634
Total shareholders’ equity	42,501,992	44,636,183

3	Pledged Deposits

Pledged Deposits at September 30, 2004 and June 30, 2005 consist of the following:

	September 30, 2004	June 30, 2005
Pledged deposits with banks for:
General banking facilities	$241,637	$6,041,201
Bills payable	6,878,432	16,032,030

	$7,120,069	$22,073,231

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the nine months ended June 30, 2004 and 2005 (continued)

(Unaudited)

4	Inventories

Inventories at September 30, 2004 and June 30, 2005 consist of the following:

	September 30, 2004	June 30, 2005
Raw materials	$9,813,036	$3,804,401
Work-in-progress	1,930,082	2,636,552
Finished goods	17,792,867	6,652,808

	$29,535,985	$13,093,761

A floating charge was levied on the Company’s inventories with a carrying value of $954,464 and $7,491,089 as of September 30, 2004 and June 30, 2005 respectively as collateral under certain loan agreements (see Note 5).

5	Short-term Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets which consist of the following:

	September 30, 2004	June 30, 2005
Pledged deposits	$241,637	$6,041,201
Inventories	954,464	7,491,089
Machinery and equipments, net	—	9,545,098

	$1,196,101	$23,077,388

As of September 30, 2004 and June 30 2005, the Company had several short-term bank loans with outstanding balances of $29,116,478 and $37,515,858 respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 5.022% to 6.138%, and had maturity dates ranging from 5 to 12 months. Each loan is guaranteed by Mr. Li Xiangqian, Chairman of the Company or Jilin Province Huaruan Technology Co., Ltd (“Huaruan”), a company owned by Mr. Li Xiangqian or other non-related parties. Neither Huaruan, Mr. Li Xiangqian nor other non-related parties received any compensation for acting as guarantor.

Certain shares of the Company were pledged Mr. Xiangqian in order to secure these short-term bank loans as at June 30, 2005.

In addition, if any point during the period of above-mention facilities: (i) the Company’s total liabilities exceeds 70% of its total assets; (ii) the sales revenue declines by 10% from their level for the prior year; or (iii) the net assets value declines by 10% compared to the same point during prior year, all outstanding bank loans, including interest and penalties due thereunder, will accelerate and become immediately due and payable. As of June 30, 2005, the Company is in compliance with all these requirements.

During the three and nine months periods ended June 30, 2005, interest expenses of $293,757 and $790,868 were capitalized to property, plant and equipment respectively.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the nine months ended June 30, 2004 and 2005 (continued)

(Unaudited)

6	Share-based Compensation

The Company grants share options to its officers, employees and consultants to reward for services.

In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to 4,000,000 shares of the Company’s ordinary shares. The exercise price of the options granted, pursuant to the Plan, must be at least equal to the fair market value of the Company’s ordinary shares at the date of the grant. The Plan will generally terminate on May 16, 2055.

Pursuant to the Plan, the Company issued 2,000,000 options with an exercise price of US$6.25 per share on May 16, 2005. In accordance with the vesting provisions of the grants, the options will become vested and exercisable under the following schedule:

Numbers of Share	Percentage of Shares Issued	Initial Vesting Date
800,000	40%	July 1, 2007
600,000	30%	January 1, 2008
600,000	30%	July 1, 2008

2,000,000	100%

The Company accounts for stock-based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS 123, the Company measures compensation for such plans using the intrinsic value based method of accounting, prescribed by APB 25, “Accounting for Stock Issued to Employees.” Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company’s net income and net income per ordinary share would have been adjusted to the pro forma amounts indicated below:

For the nine months ended June 30, 2005
Net income, as reported	$8,681,004
Deduct: total stock-based compensation expenses determined under the fair value, net of related tax effects	(356,081)

Pro forma net income	$8,324,923

Net income per share:
As reported - Basic and diluted	$0.23

Pro-forma - Basic	$0.23

- Diluted	$0.22

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the nine months ended June 30, 2004 and 2005 (continued)

(Unaudited)

The fair value of each option award is estimated on the date of grant using a Black-Scholes Option Valuation Model that uses the assumptions noted in the following table. The expected volatility was based on the historical volatilities of the Company’s listed common stock in the United States and other market information. The Company uses historical data to estimate employee termination within the valuation model. The expected life of options granted is the period between the option grant date and the expected exercise date which is the mid-point of the exercisable date and the expiry date, which represents the period of time that options granted are expected to be outstanding. Since the share options once exercised will primarily trade in the U.S. capital market, the risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the nine months ended June 30, 2004 and 2005 (continued)

(Unaudited)

7	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2004 and June 30, 2005, the Company had the following capital commitments:

	September 30, 2004	June 30, 2005
For construction of buildings	$4,408,601	$2,102,754

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

Management believes that Shenzhen BAK will ultimately be granted a land use right certificate, and that there should be no legal barriers for the Company to obtain a property ownership certificate for the premises presently occupied by the Company in BAK Industrial Park. However, in the event that the Company fails to obtain the land use right certificate relating to BAK Industrial Park, there is a risk that the buildings constructed will need to be vacated as illegitimate constructions and the Company might be subject to penalties and fines. However, management believes that this possibility, while present, is very remote.

As of June 30, 2005, the Company had unpaid land lease fee amounting to $3.8 million which the Company expects to pay upon grant of government approval.

The Company is not able to insure its manufacturing facilities since it has not yet received its land use right certificate. The Company intends to procure such insurance once it has received the certificate.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the nine months ended June 30, 2004 and 2005 (continued)

(Unaudited)

(iii) Guarantee

In order to secure the supplies of certain raw materials and upon the request of suppliers, the Company has guaranteed bank debt of certain suppliers as follows:

	September 30, 2004	June 30, 2005
Guarantee for Shenzhen Tongli - a non-related party	$1,208,183	$1,715,399
Guarantee for Shenzhen Zhenda - a non-related party	1,208,153	1,208,183

	$2,416,366	$2,923,552

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligation in respect of the above guarantees were recognized as of September 30, 2004 and June 30, 2005.

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

On December 22, 2004, the guarantees for Changchun Co., Ltd. were terminated and the Company was relieved of all obligations to guaranty any indebtedness of Changchun Co., Ltd. in the future. The termination of the guarantees for Changchun Co., Ltd. in no way affects Changchun Co., Ltd.’s continuing guaranty of the Company’s indebtedness. As of June 30, 2005, Changchun Co., Ltd. had not guaranteed any indebtedness of the Company.

(iv) Outstanding Discounted Bills

From time to time, we factor bills receivable from banks. At the time of the factoring, all rights and privileges of holding the receivables are transferred to the banks. We remove the asset from our books and records a corresponding expense for the amount of the discount. We remain contingently liable on the amount outstanding in the event the bill issuer defaults.

The Company’s outstanding discounted bills at September 30, 2004 and June 30, 2005 are summarized as follows:

	September 30, 2004	June 30, 2005
Bank acceptance bills	$1,938,812	$5,675,355

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the condensed interim consolidated financial statements and notes included in Item 1 of Part I of this report on Form 10-QSB/A. Except for the historical information contained herein, this report on Form 10-QSB/A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated by such forward-looking statements.

Restatement of Financial Statements

As required by Rule 13a-15 under the Securities Exchange Act, our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB/A. In addition, management has performed the same evaluation as of the date of filing this quarterly report on 10-QSB/A.

Management has determined that this latest restatement and the other two previous restatements, as described in “Item 3 Controls and Procedures”, resulted from material weaknesses in our internal control over financial reporting. As a result of existence of the material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with U.S. GAAP, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2005 and as of the filing date of this quarterly report on Form 10-QSB/A, our disclosure controls and procedures were not effective at a reasonable assurance level. To remediate the material weaknesses, we have taken and continue to take a number of measures.

For addition information relating to our material weakness and remediation measures that we have taken or are taking, see “Part I. Item 3. Controls and Procedures”.

For additional information relating to the effect of our restatement, see “Part I. Item 1. Consolidated Financial Statements”.

The restatement adjustments resulted in an increase in net income from $1.6 million to $1.8 million for the fiscal quarter ended June 30, 2004, and from $3.4 million to $3.5 million for the fiscal quarter ended March 31, 2005. Accordingly, the resulting net income per share increased from $0.05 to $0.06, from $0.08 to $0.09 for the two fiscal quarters, respectively. The increase in the net income per share was primarily attributable to the downward adjustment of the interest expenses because of an error in application of accounting principles relating to interest capitalization, and to a lesser degree, the other five adjustments as previously described. As the restatement primarily resulted from our misapplication of accounting principles, we do not expect that the restatement adjustments will have an impact on our operational trends or result in any known uncertainties on a going-forward basis.

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

Demand for Lithium-Based Batteries

All of our products are lithium-based rechargeable battery cells. Rechargeable lithium-based battery cells, compared to other types of rechargeable battery cells based on nickel cadmium or nickel metal hydride chemistries, have a higher energy density, meaning a greater energy capacity relative to a given battery cell’s weight and size. As a result, use of lithium-based batteries has risen significantly in portable electronic products. As the cost/power ratio of lithium-based batteries continues to improve, it is expected that its usage will also extend into other applications. End-product applications that are driving the demand for rechargeable lithium-based batteries include cellular phones, notebook computers, cordless power tools and portable consumer electronics.

Demand for batteries for cellular phones is driven by two factors. The first is the sales of new cellular phones. An OEM of cellular phones includes a battery with a new cellular phone. There is also a replacement market for cellular phone batteries. Demand in the replacement market is in turn driven by a number of factors. Often a consumer will purchase a second battery to carry as a spare. In addition, lithium-ion batteries have a finite life, so over time consumers will need to purchase a battery to replace the failed battery in their phone. As the number of active cellular phone subscribers increases, the number of replacement batteries sold increases. A market characteristic unique to the Chinese cellular phone market is that cell phones are often sold and resold during their useful life. Over time these cell phones require a replacement battery. Our customers for cellular phone battery cells fall into two segments:

OEM: The OEMs (Original Equipment Manufacturers) manufacture mobile phone handsets. They purchase batteries to support their production of new cellular phones. They also purchase batteries to serve the replacement market which they sell under their own brand name.

Independent Battery Manufacturers: These third party manufacturers compete against the OEM for a share of the replacement market. They typically sell their products under their own brand name or a private label.

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

Seasonality of Operating Results

Historically, our revenues were not materially impacted by seasonal variations. During the first several years of our operation, manufacturing capacities fell short of customer requirements. As such, seasonality was minimal. Over the past year, we significantly increased manufacturing capacities to meet or exceed customer demand. Since we increased our manufacturing capacities, our revenues are now affected by seasonal variations in customer demand. We expect to experience seasonal lows in the demand for our products during the months of April to July, reflecting our customers’ decreased purchases. On the other hand, we will generally experience seasonal peaks during the months of September to March, primarily as a result of increased purchases from our customers in anticipation of increased demand for consumer electronics. The months of October and February tend to be seasonally low sales months due to plant closures for the Chinese New Year and national holidays in the PRC.

Financial Statement Presentation

Revenues. Our revenues represent the invoiced value of our products sold, net of value added taxes, or VAT, sales returns, trade discounts and allowances. We are subject to VAT, which is levied on most of our products at the rate of 17% on the invoiced value of our products. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns represents our best estimate of the amount of goods that will be returned from our customers based on historical sales returns data.

The following table sets forth the breakdown of our revenues by battery cell type for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2005	2004	2005
	(in thousands)
Prismatic cells
Steel-case cells	$5,107	$14,493	$28,535	$40,005
Aluminum-case cells	4,247	5,032	8,496	18,386
Battery packs	5,715	4,448	9,752	15,924
Cylindrical cells (1)	115	182	151	844

Total	$15,184	$24,155	$46,934	$75,159

(1)	These refer to cylindrical cells produced using primarily a manual manufacturing process that were sold for use with portable DVD players.

Our revenues have increased significantly during the nine months ended June 30, 2005, in part because of increased shipments as we ramped up our production capacity to meet customer demands for our products.

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

Sales and marketing expenses. Sales and marketing expenses consist primarily of remuneration for staff involved in selling and marketing efforts, including staff engaged in the packaging of goods for shipment, advertising costs, depreciation related to our packing equipment and facilities, and travel and entertainment expenses attributable to our selling and marketing efforts. We do not pay slotting fees to retail companies for displaying our products, and do not engage in cooperative advertising programs, participate in buy-down programs or similar arrangements. No material estimates are required by management to determine our actual marketing or advertising costs for any period.

General and administrative expenses. General and administrative expenses consist primarily of employee remuneration, professional fees, insurance, payroll taxes and benefits, general office expenses, depreciation and bad debt expenses.

Income taxes. Under applicable PRC income tax laws and regulations, an enterprise located in Shenzhen, including the district where our operations are located, is subject to a 15% enterprise income tax. Further, according to PRC laws and regulations, a foreign invested manufacturing enterprise is entitled to, starting from its first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Our PRC subsidiary, Shenzhen BAK, is entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 7.5% for the following three years. As such, for the first two years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK is subject to enterprise income tax rate of 7.5%.

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

Results of Operations

The following sets forth certain of our income statement information for the three months and nine months ended June 30, 2004 and 2005.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2004		2005		2004		2005
	(as restated)		(as restated)		(as restated)		(as restated)
	(in thousands, except percentages)
Statement of Operations Data
Net revenues	$15,184	100.0%	$24,154	100.0%	$46,934	100.0%	$75,159	100.0%
Cost of revenues	12,039	79.3	17,598	72.9	37,010	78.9	58,004	77.2

Gross profit	3,145	20.7	6,556	27.1	9,924	21.1	17,155	22.8
Operating expenses:
Research and development costs	139	0.9	129	0.5	225	0.5	314	0.4
Sales and marketing expenses	459	3.0	1,078	4.5	1,262	2.7	2,772	3.7
General and administrative expenses	389	2.6	1,443	6.0	1,265	2.7	4,067	5.4

Total operating expenses	987	6.5	2,650	11.0	2,752	5.9	7,153	9.5

Operating income	2,158	14.2	3,906	16.2	7,172	15.3	10,002	13.3
Finance costs, net	166	1.1	78	0.3	206	0.4	522	0.7
Other expenses (income)	(8)	(0.1)	9	— (1)	10	— (1)	54	— (1)
Income taxes	151	1.0	318	1.3	368	0.8	745	1.0

Net income	$1,849	12.2%	$3,501	14.5%	$6,588	14.0%	$8,681	11.6%

(1)	Less than 0.1%

Results of operations for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.

Revenues

Revenues increased to $75.2 million for the nine months ended June 30, 2005 as compared to $46.9 million for same period of the prior year, an increase by $28.3 million or 60.1%.

•	Revenues from the sales of steel-case cells increased to $40.0 million in the nine months ended June 30, 2005 from $28.5 million in the same period in 2004, an increase by $11.5 million or 40.2%, due to increased sales volume by 38.5% and an increase in average selling price by 7.2% primarily attributable to a change in product mix toward a higher proportion of higher grade battery cells.

•	Revenues from the sales of aluminum-case cells increased to $18.4 million in the nine months ended June 30, 2005 from $8.5 million in the same period in 2004, an increase by $9.9 million or 116.4%, due to increased sales volume by 102.2% driven by our increased production and an increase in the average selling price by 7.0% attributable to a change in product mix toward a higher proportion of higher grade battery cells.

•	Revenues from sales of battery packs increased to $15.9 million in the nine months ended June 30, 2005 from $9.8 million in the same period in 2004, due to an increase in sales volume by 86.3% and partially offset by a decrease in average selling price by 12.3% because of pricing pressure in the competitive battery market.

Cost of Revenues

Cost of revenues increased to $58.0 million for the nine months ended June 30, 2005 as compared to $37.0 million for the same period in 2004, an increase by $21.0 million or 56.7%. The increase in cost of revenue was attributable to an increase in units of products sold, and offset by a decrease in unit costs for steel-case cells and battery packs as a result of a decrease in raw material costs and an increased productivity. By product breakdown:

•	unit cost of revenue for steel-case cells decreased by 1.9%;

•	unit cost of revenue for aluminum-case cells increased by 15.8% because of a change in product mix to a higher proportion of higher grade battery cells;

•	unit cost of battery packs decreased by 21.5%.

As a result, gross profit for the nine months ended June 30, 2005 increased to $17.2 million or 22.8% of revenues, as compared to gross profit of $9.9 million or 21.1% of revenues for the same period in 2004.

Research and Development Costs

Research and development costs increased to $314,000 for the nine months ended June 30, 2005 as compared to $225,000 for the same period in 2004. Material expenses increased by $44,000 as a result of increased R&D activities. Depreciation expenses increased by $24,000 as a result of the purchase of more equipment used for R&D.

Sales and Marketing Expenses

Sales and marketing expenses increased to $2.8 million for the nine month period ended June 30, 2005 as compared to $1.3 million for the same period in 2004, an increase by $1.5 million or 119.7%. As a percentage of revenues, sales and marketing expenses have increased to 3.7% of revenues for the nine months ended June 30, 2005, from 2.7% for the same period in 2004. Salaries increased to $1.5 million from $469,000, an increase of $1.1 million, as a result of an increase in the number of employees. Depreciation charges also increased by $234,000 as we moved into our new facilities. Higher sales volume caused packaging and transportation costs to increase by $161,000.

General and Administrative Expenses

General and administrative expenses increased to $4.1 million, or 5.4% of revenues, for the nine months ended June 30, 2005 as compared to $1.3 million, or 2.7% of revenues, for the same period in 2004, an increase by $2.8 million or 221.4%. Professional fees and expenses increased $319,000 for the nine months ended June 30, 2005, as compared with the same period in 2004, reflecting the increased costs of operating as a public company since January 2005. Bad debt expenses increased by $1.2 million in line with an increase in accounts receivable. Salary expenses increased by $511,000 as a result of an increase in the number of employees. We also made contributions to staff welfare and bonus funds in the amount of $401,000 in the nine months ended June 30, 2005 compared to nil in the same period in 2004.

Operating Income

As a result of the foregoing, operating income totaled $10.0 million for the nine months ended June 30, 2005 as compared to operating income of $7.2 million for the same period of the prior year, an increase by $2.8 million or 39.5%. As a percentage of the revenues, operating income was 13.3% for the nine months ended June 30, 2005 as compared to 15.3% for the same period of the prior year.

Finance Costs, Net

Finance costs, net, increased to $522,000 for the nine month period ended June 30, 2005 as compared to $206,000 for the same period of the prior year, an increase by $316,000 or 153.4%. We had a total of $37.5 million in short term loans and bills payable as of June 30, 2005 as compared to $28.8 million as of June 30, 2004.

Other Expenses

Other expenses were $54,000 for the nine month period ended June 30, 2005, as compared to $10,000 for the same period of the prior year, an increase by $44,000. The other expenses increase is primarily due the to losses resulting from a disposal of fixed assets.

Net Income

As a result of the foregoing, our net income increased to $8.7 million as compared to $6.6 million for the same period of the prior year.

Results of operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Revenues

Revenues increased to $24.2 million for the three months ended June 30, 2005 as compared to $15.2 million for same period of the prior year, an increase by $9.0 million or 59.1%.

•	Revenues from the sales of steel-case cells increased to $14.5 million in the three months ended June 30, 2005 from $5.1 million in the same period in 2004, an increase by $9.4 million or 183.8%, due to increased sales volume by 213.1%, offset by a decrease in average selling price by 9.4% primarily attributable to a change in product mix toward a lower proportion of higher grade battery cells.

•	Revenues from the sales of aluminum-case cells increased to $5.0 million in the three months ended June 30, 2005 from $4.2 million in the same period in 2004, an increase by $785,000 or 18.5%, due to increased sales volume by 12.7% driven by increased production output and an increase in the average selling price by 5.1% because of a change in product mix toward a higher proportion of higher grade battery cells.

•	Revenues from sales of battery packs decreased to $4.4 million in the three months ended June 30, 2005 from $5.7 million in the same period in 2004, due to both a decrease in sales volume by 22.2% and a decrease in average selling price by 3.8%. The decrease in sales volume is primarily attributable to decreased customer demand for finished battery packs. The decrease in average selling price is primarily attributable to pricing pressure in the competitive battery market.

Cost of Revenues

Cost of revenues increased to $17.6 million for the three months ended June 30, 2005 as compared to $12.0 million for the same period in 2004, an increase by $5.6 million or 46.2%. The increase in cost of revenue was attributable to an increase in units of products sold, offset by a decrease in unit costs for steel-case cells and battery packs as a result of a decrease in raw material costs and an increased productivity. By product breakdown:

•	unit cost of revenue for steel-case cells decreased by 18.3%;

•	unit cost of revenue for aluminum-case cells increased by 2.1% because of a change in product mix to a higher proportion of higher grade battery cells;

•	unit cost of battery packs decreased by 14.3%.

As a result, gross profit for the three months ended June 30, 2005 increased to $6.6 million or 27.1% of revenues as compared to gross profit of $3.1 million or 20.7% of revenues for the same period in 2004.

Research and Development Costs

Research and development costs decreased to $129,000 for the three months ended June 30, 2005 as compared to $139,000 for the same period in 2004. Depreciation expenses increased by $10,000 as a result of the purchase of more equipment used in R&D.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.1 million for the three month period ended June 30, 2005 as compared to $459,000 for the same period in 2004, an increase by $619,000 or 134.9%. As a percentage of the revenues, sales and marketing expenses increased to 4.5% for the three months ended June 30, 2005, from 3.0% for the same period in 2004. Salaries increased to $602,000 from $216,000, an increase by $385,000, as a result of an increase in the number of employees. Depreciation charges increased by $117,000 as we moved into our new facilities. Higher sales volume also increased packaging and transportation costs by $77,000.

General and Administrative Expenses

General and administrative expenses increased to $1.4 million, or 6.0% of the revenues, for the three months ended June 30, 2005 as compared to $389,000, or 2.6% of the revenues, for the same period in 2004, an increase by $1.1 million. Professional fees and expenses increased by $63,000 for the three months ended June 30, 2005, as compared with the same period in 2004, reflecting the additional costs of our operations as a public company since January 2005. Bad debt expenses increased by $934,000 in line with an increased in accounts receivable. We also contributed $177,000 to our staff welfare and bonus fund in the three months ended June 30, 2005, compared to nil in the same period in 2004. Welfare expenses increased by $100,000 as a result of an increase in the number of employees.

Operating Income

As a result of the foregoing, operating income totaled $3.9 million for the three months ended June 30, 2005 as compared to operating income of $2.2 million for the same period of the prior year, an increase by $1.7 million or 81.0%. As a percentage of the revenues, operating income was 16.2% for the three months ended June 30, 2005 as compared to 14.2% for the same period of the prior year.

Finance Costs, Net

Finance costs, net, decreased to $78,000 for the three month period ended June 30, 2005 as compared to $166,000 for the same period of the prior year, a decrease by $88,000 or 53.0%. We had a total of $37.5 million in short term loans and bills payable as of June 30, 2005 as compared to $28.8 million as of June 30, 2004.

Other Income (Expenses)

Other expenses increased to $9,000 for the three month period ended June 30, 2005, as compared to $8,000 of other income for the same period of the prior year. This increase is primarily due to our donation to an education fund in the Kuichong Town.

Net Income

As a result of the foregoing, our net income increased to $3.5 million as compared to $1.8 million for the same period of the prior year.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term loans and bills payable bank credit agreements, sales of bills receivable and issuance of capital stock. As of June 30, 2005, we had cash and cash equivalents of $1.6 million, as compared to $3.2 million as of September 30, 2004. In addition, we pledged to the banks cash deposits in an amount of $22.1 million and $7.1 million as of June 30, 2005 and September 30, 2004, respectively. Typically, banks will require borrowers to maintain deposits ranging from approximately 20% to 100% of the outstanding loan balances. The individual bank loans have maturities ranging from 5 to 12 months which matches the terms of our cash deposits pledged to the banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended June 30,
	2004	2005
	(as restated)	(as restated)
Net cash provided by operating activities	$960	$15,427
Net cash used in investing activities	(24,699)	(24,768)
Net cash provided by financing activities	24,202	7,778
Effect of exchange rate changes on cash and cash equivalents	—	(1)

Net increase (decrease) in cash and cash equivalent	463	(1,564)
Cash and cash equivalents at the beginning of period	671	3,212
Cash and cash equivalents at the end of period	1,134	1,648

Operating Activities

Net cash provided by operating activities was $15.4 million in the nine months ended June 30, 2005 as compared to $960,000 in the same period in 2004. The increase in cash flow was mainly the result of an increased net income for the nine months ended June 30, 2005, partially offset by a decrease in our levels of inventory due to increased sales and an increase in accounts and bills payable.

Investing Activities

Net cash used in investing activities remained relatively stable at $24.8 million in the nine months ended June 30, 2005 compared to $24.7 million in the same period in 2005. This was because we maintained our purchase of property, plant and equipment at a similar level.

Financing Activities

Net cash provided by financing activities decreased from $24.2 million in the nine months ended June 30,2004 to $7.8 million in the same period in 2005. The decrease reflected an increase in repayment of short-term loans with a corresponding decrease in new borrowings. As of June 30, 2005, the outstanding principal amounts under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed
	(in thousands)
Credit Facilities:
Agricultural Bank of China	$24,165	$22,765
Shenzhen Development Bank	18,124	10,874
Shenzhen Commercial Bank	6,041	5,998
China Minsheng Bank	4,833	4,833

Subtotal—Credit Facilities	$53,163	$44,470

Lines of Credit:
Agricultural Bank of China		$5,604
Shenzhen Development Bank		5,739
Shenzhen Commercial Bank		763
China Minsheng Bank		4,829
Subtotal—Other Borrowings		16,935

Total Principal Outstanding		$61,405

The principal amounts outstanding under the above facilities as of June 30, 2005 included short-term bank loans of $37.5 million and bills payable of $23.9 million.

For the purpose of presentation, the effect of increase in bills payable balances is included in operating activities in the statements of cash flows due to their nature.

We refinanced our short-term debt during fiscal 2005 at annual interest rates of 4.5% to 6.1%, payable monthly, and for terms of five to twelve months. These debt arrangements are generally guaranteed by Mr. Xiangqian Li, our Director, Chairman of the Board, President, and Chief Executive Officer, and Jilin Provincial Huaruan Technology Company Limited by Shares, a PRC company (“Huaruan Technology”). Pursuant to the refinancing, we deposited $6 million of restricted cash, and pledged $7.5 million of inventory and $9.5 million of equipment and machinery as security for our comprehensive credit facility with Shenzhen Development Bank (“Credit Facility”). In addition, Mr. Li pledged 19,053,887 of his shares of our common stock to guarantee our obligations under the Credit Facility. Furthermore, if at any point during the term of the Credit Facility (i) our liabilities exceed 70% of our assets, (ii) our sales revenue declines by 10% from their levels for the prior calendar year or (iii) our net asset value declines by 10% compared to the same point during the prior calendar year, all outstanding debt, including interest and penalties due thereunder, will accelerate and become immediately due and payable. We are currently in compliance with these financial tests. The indebtedness to Shenzhen Commercial Bank is guaranteed by Mr. Li and by an unaffiliated third party guarantor.

Our working capital deficiency decreased by $9.0 million to $17.2 million as of June 30, 2005 from $26.2 million as of September 30, 2004. This decrease was primarily attributable to an increase in realization of inventory and an improved collection of accounts receivable. We had short-term bank loans maturing in less than one year and bills payable totaling $61.4 million as of June 30, 2005, as compared to $49.9 million as of September 30, 2004, an increase by $11.5 million.

On January 20, 2005, BAK International completed a private offering of 8,600,433 shares of its common stock for gross offering proceeds of $17.0 million or $1.98 per share. Investors in the offering participated in the subsequent exchange transaction with our company, and received 8,600,433 restricted shares of our common stock, along with attendant registration rights.

Capital Expenditures

We incurred capital expenditures of $24.8 million in the nine months ended June 30, 2005. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity.

We are currently constructing a new production facility at our BAK Industrial Park. This facility encompasses 174,784 square meters with an estimated construction cost of $42.5 million. We have paid approximately 90% of the cost of construction, with the balance to be paid prior to the completion date, which is expected in December 2005. Upon completion, our new facility will enable us to manufacture approximately 22 million units per month, which in turn may allow us to significantly increase our revenues.

We will not hold the land use right to the tract of property on which we have constructed our manufacturing facilities and other related facilities at the time of completion of the construction. According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced. An ownership certificate will be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2005:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Short-term bank loans	37,516	37,516	—	—	—
Bills payable	23,889	23,889	—	—	—
Operating lease obligations	402	282	120	—	—
Capital commitments	2,103	2,103	—	—	—
Future interest payment on short-term bank loan	1,106	1,106	—	—	—

Total	65,016	64,896	120	—	—

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2005.

Off-Balance Sheet Transactions

Consistent with the business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related to or unrelated to us. Conversely, our debt with lenders may also be guaranteed by other parties which may be related or unrelated to us.

Under U.S. GAAP, these transactions may not be recorded on our balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off balance sheet arrangements would result from our loan guaranties in which Shenzhen BAK would provide contractual assurance of the debt, or guarantee the timely re-payment of principal and interest of the guaranteed party.

Typically, we received no fees for providing the guarantee. Thus in those transactions, Shenzhen BAK would have a contingent obligation related to the guaranty of repayment in the event that the underlying loans are in default.

Transactions described above require accounting treatment under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002 for non-contingent guaranty obligations, and also a liability for contingent guaranty obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the fair value of our obligations arising from the financial guarantee and considered it was immaterial to the consolidated financial statements. Therefore, no obligation under the guarantees were recognized as of June 30, 2005.

From time to time, we factor bills receivable from time to time to banks. At the time of the factoring, all rights and privileges of holding the receivables are transferred to the banks. We remove the asset from its books and records a corresponding expense for the amount of the discount. We remain contingently liable on the amount outstanding in the event the bill issuer defaults.

Critical Accounting Policies

Our consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

When reviewing our financial statements, you should consider (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. At September 30, 2004 and June 30, 2005, the carrying amount of property, plant and equipment, net was $41.7 million and $57.7 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not record any impairment charges for any of the nine months ended June 30, 2004 and 2005.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2004 and June 30, 2005, we had not charged off any balances as we had yet to exhaust all means of collection.

Stock-Based Compensation

We have adopted the alternate intrinsic value method recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123. Pursuant to the requirements of SFAS No. 123, we disclose the pro forma effect of application of the preferred fair value method recognition provision. Further, effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004) “Share-Based Payment,” which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. We determine fair value using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of our ordinary shares and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount we computed and recorded, which would have resulted in either an increase or decrease in the reported proforma compensation expense.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per US Dollar
	2005	2004
Balance sheet items as of June 30	8.2765	N/A
Amounts included in the statement of operations, statement of changes in shareholder’s equity and statement of cash flows for the three months and nine months ended June 30	8.2765	8.2768
Balance sheet items as of September 30	N/A	8.2769

RMB are not readily convertible into U.S. dollars in the foreign exchange markets. The foreign exchange rate between the RMB and the U.S. dollar had been stable at approximately RMB 8.28 to $1.00 for the last few years.

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

We derived a major portion of our revenues from sales of our lithium-ion battery cells for the cellular phone battery replacement market. While we intend to diversify our revenue sources by expanding to the global cellular phone OEM market, notebook computers and high-power electrical tool markets, we expect that sales of battery cells used for the cellular phone battery replacement market will continue to comprise a significant portion of our revenues in the near future. Accordingly, any decrease in the demand for our battery cells in the replacement market resulting from success of competing products, slower than expected growth of sales in the replacement market or other adverse developments relating to the replacement market may materially and adversely affect our business and cause our overall revenue to decline. In addition, our expansion to the global cellular phone battery OEM market and other markets may not increase our revenue to a level that would enable us to materially reduce our dependence on sales of battery cells for the cellular phone replacement market.

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

Management has determined that as of June 30, 2005 and as of the date of filing of this report, the restatements, as described in “Item 3 Controls and Procedures,” resulted from material weaknesses in our internal control over financial reporting. To remediate these material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with U.S. GAAP, we have taken and continue to take a number of remediation measures, as described in “Item 3 Controls and Procedures.” However, we cannot assure you that we can fully remediate all our material weaknesses or address additional material weaknesses or significant deficiencies that may subsequently arise by the year end date of fiscal year 2006, so that our management can conclude that we will have an effective internal control over financial reporting as of the fiscal year end for our annual report on Form 10-K for the fiscal year 2006. If we cannot implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, our independent auditors may not be able to provide a written attestation as to the effectiveness of our internal controls over financial reporting, in which event, our independent auditors may issue a disclaimer of their audit opinion. Our failure to achieve and maintain effective internal control over financial reporting may result in sanctions or investigations by regulatory authorities, such as the SEC, and loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act of 2002.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 39.0% and 35.4% of our revenues for the fiscal year ended September 30, 2004 and the nine months ended June 30, 2005, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

For the nine months ended June 30, 2005, we derived 25.0% of our sales from outside Mainland China. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

As of June 30, 2005, we had $37.5 million of short-term loans and $23.9 million of bills payable maturing in less than one year, a substantial portion of which was secured by certain of our assets that amounted to $39.1 million. Our deposits, inventory, machinery and equipment worth $23.1 million secured the short-term bank loans, and our deposits worth of $16.0 million secured the bills payable. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment.” This statement, which will be effective in our first quarter of 2006, will change how we account for share-based compensation, and may have an adverse or negative impact on our results of operations or our stock price.

We currently account for share-based payments to employees and directors using the intrinsic value method. Under this method, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plan.

SFAS No. 123R requires us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also requires us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the notes to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. SFAS No. 123R may also delay when we may become profitable.

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

As of June 30, 2005, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 45.1% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

Second Restatement

In the course of the SEC review of the registration statements referred to above, we determined that beginning with fiscal quarter ended December 31, 2005, we would no longer be considered a “small business issuer.” We restated on March 29, 2006, pursuant to Amendment No.2 to our quarterly report on Form 10-Q for the quarter ended December 31, 2005, our consolidated balance sheet as of December 31, 2005, our consolidated statement of income and comprehensive income and our consolidated statement of cash flows for the three months ended December 31, 2005 to reflect the prospective adoption of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) relating to the accounting for stock- based compensation commencing in the first quarter of our fiscal year ending September 30, 2006. Pursuant to the restatement, we incurred an incremental share-based compensation expense of $711,512 in the quarter ended December 31, 2005. This restatement resulted in, among other things, a decrease in gross profit and net income per share for the first quarter of our fiscal year 2006.

Third Restatement

As reported in the current report on Form 8-K filed with the SEC on August 4, 2006, we changed our independent registered public accounting firm from Schwartz Levitsky Feldman LLP to KPMG. We engaged KPMG on May 15, 2006 to audit the Company’s financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the course of the audit, KPMG notified our accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction relating to: (1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses; (2) the incorrect charging to shareholders’ equity for fiscal year 2005 the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income; (3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation of the applicable PRC laws; (4) the understatement of our accumulated foreign-currency translation adjustment for fiscal 2005 included in comprehensive income and overstatement of our additional paid-in capital due to a calculation error during consolidation; (5) other misstatements identified, which were individually not material, include of amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items, and (6) the consequential understatements or overstatements of income tax expenses. The net restatement adjustments resulting from these accounting misstatements resulted in an increase in our net income and earnings per share for the fiscal years 2003, 2004 and 2005, respectively.

Management’s Determination on Disclosure controls and procedure

Management has determined that the above-mentioned three restatements related to control deficiencies that in turn resulted from material weaknesses in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of existence of the material weaknesses, as described below, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2005, and as of the date of filing of this quarterly report on Form 10-QSB/A, our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Except for the foregoing remediation measures, there have been no material changes in our disclosure controls and procedures, or our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2005 we granted stock options exercisable for an aggregate of 2,000,000 shares of our common stock to approximately 55 individuals in consideration for services rendered pursuant to China BAK Battery, Inc.’s Stock Option Plan, each of which had an exercise price of $6.25 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 17, 2005 our PRC subsidiary BAK Battery entered into a Comprehensive Credit Facility Agreement (the “2005 Minsheng Bank Credit Agreement”) with Shenzhen Branch, Minsheng Bank of China (“Minsheng Bank”) that replaced the Comprehensive Credit Facilities Agreement dated January 14, 2004. The 2005 Minsheng Bank Credit Agreement is for a term of one year, from March 17, 2005 to March 17, 2006. Under the 2005 Minsheng Bank Credit Agreement, BAK Battery may borrow up to US$4.83 million for working capital purposes. The interest rate applicable to each borrowing is determined at the time of the borrowing. Minsheng Bank is entitled to adjust or cancel the credit and demand immediate payment of the loan if BAK Battery’s business operations deteriorates severely, BAK Battery loses its business reputation, there is a dispute between BAK Battery and Minsheng Bank or there is a major adjustment of the state monetary policy. On the same date, BAK Battery borrowed US$4.83 million under the 2005 Minsheng Bank Credit Agreement pursuant to a loan agreement dated March 17, 2005 payable on March 17, 2006. The loan bears interest at a rate of 5.022%, which is payable on the interest settlement date on the 20th of each month. Principal is payable March 17, 2006. Pursuant to this loan agreement, Minsheng Bank is entitled to charge penalty interest if the Company defaults in repayment.

On April 7, 2005 BAK Battery replaced its existing line of credit agreement with the Shenzhen Development Bank by entering into a new Comprehensive Credit Facility Agreement (the “2005 Development Bank Credit Agreement”) that replaced the Comprehensive Credit Facility Agreement dated April 1, 2004 (and related loan agreement). The 2005 Development Bank Credit Agreement is for a term of one year, from April 30, 2005 to April 30, 2006. Under the 2005 Development Bank Credit Agreement, BAK Battery may borrow up to US$18.12 million for working capital purposes. The interest rate applicable to each borrowing is determined at the time of borrowing. Pursuant to a Guaranty Contract of Maximum Pledge Amount, dated as of April 28, 2005 (the “2005 Development Bank Guaranty”), BAK Battery pledged 6.16 million pieces of battery cells up to US$ 7.49 million to secure the line of credit. The pledge under the 2005 Development Bank Guaranty is a floating pledge and the first batch of pledge collateral is described in the Statement of Pledged Collateral. BAK Battery can replace the pledged collateral during the term of the credit facility. The replaced collateral automatically becomes the pledged collateral under the 2005 Development Bank Guaranty without further agreement between the parties. BAK Battery also pledged all of its machinery and equipment to secure indebtedness under the 2005 Development Bank Credit Agreement, pursuant to a Guaranty Contract dated April 11, 2005. On April 28, 2005, May 18, 2005, May 27, 2005 and June 3, 2005 BAK Battery borrowed US$7.73 million, US$1.21 million, US$0.48 million and US$1.45 million, respectively, under the 2005 Development Bank Credit Agreement pursuant to four separate loan agreements with Shenzhen Development Bank. Each borrowing bears interest at an annual rate of 6.138% and is payable as to interest on the interest settlement date on the 20th of each month and as to principal on April 30, 2006. Each loan agreement carries a penalty interest rate for delayed repayment of 6.138% plus 50% times 6.138% and a penalty interest rate for embezzlement of loan proceeds of 6.138% times two. BAK Battery also entered into a separate Loan Agreement with Shenzhen Development Bank on May 18, 2005 pursuant to which it borrowed US$5.74 million also for working capital and bearing interest at an annual rate of 5.58% and payable as to interest on the interest settlement date on the 20th of each month and payable as to principal on May 18, 2006. In connection with this separate loan, BAK Battery pledged a one-year deposit of US$6.04 million pursuant to a Guaranty Contract dated May 15, 2005.

On April 22, 2005, BAK Battery replaced its existing line of credit agreement with Shuibei Sub-branch, the Commercial Bank of China (the “Commercial Bank”) by entering into a new Comprehensive Credit Facility Agreement (the “2005 Commercial Bank Credit Agreement”) that replaced the Comprehensive Credit Facility Agreement signed earlier in 2005 with Commercial Bank. The 2005 Commercial Bank Credit Agreement is for a term of one year, from April 22, 2005 to April 22, 2006. Under the 2005 Commercial Bank Credit Agreement, BAK Battery may borrow up to US$6.04 million for working capital purposes. The interest rate applicable to each borrowing is the base rate announced by the People’s Bank of China less 10%. On April 22 2005, BAK Battery borrowed US$3.99 million under the 2005 Commercial Bank Credit Agreement pursuant to a loan agreement, at an annual interest rate of 5.022% payable on the interest settlement date on the 20th of each month. The principal of the loan is payable on April 22, 2006. On August 12, 2005, BAK Battery borrowed an additional US$ 2.05 million under the 2005 Commercial Bank Credit Agreement. The loan bears interest at a rate of 5.022%, payable on the settlement date on the 20th of each month. The principal amount of this loan is payable on August 12, 2006. Mr. Li has guaranteed the 2005 Commercial Bank Agreement pursuant to a Personal Guaranty Contract of Maximum Amount dated April 19, 2005.

On May 20, 2005, BAK Battery replaced its existing line of credit agreement with the Agricultural Bank by entering into a new Comprehensive Credit Facility Agreement (the “2005 Agricultural Bank Credit Agreement”) that replaced the Comprehensive Credit Facility Agreement dated April 5, 2004 (and related loan agreement). The 2005 Agricultural Bank Credit Agreement is for a term of one year, from May 20, 2005 to May 20, 2006. Under the 2005 Agricultural Bank Credit Agreement, BAK Battery may borrow up to US$24.16 million for working capital purposes. The interest rate applicable to each borrowing is determined at the time of the borrowing. BAK Battery also agreed to go through the formalities and procedures required for obtaining a title certificate for BAK Industrial Park and to complete such formalities before the end of September 2005 and pledge such certificate to Agricultural Bank. In connection with the 2005 Agricultural Bank Credit Agreement, our Hong Kong subsidiary, BAK International, entered into a Guaranty Contract dated May 20, 2005, with the Agricultural Bank guaranteeing BAK Battery’s indebtedness to the Agricultural Bank under the 2005 Agricultural Bank Credit Agreement for a term that extends to two years after expiration of the line of credit.

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

On March 17, 2005, BAK Battery agreed to guarantee the indebtedness of Shenzhen Tongli Hitec Co., Ltd. (“Shenzhen Tongli”) incurred under a credit facility between Shenzhen Tongli and Development Bank. The guaranty period lasts from the signing date to two years after the maturity date of the last loan made under the credit facility. See Footnote 8 A 2 to the Notes to the Consolidated Financial Statements of China BAK Battery, Inc. and Subsidiary at June 30, 2005 for a description of the amount guaranteed.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Number	Description
10.1	Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. And Longgang Branch, Agricultural Bank of China dated as of May 20, 2005.*

10.2	Summary of Guaranty Contract of Maximum Amount by and between BAK International Co., Ltd. and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005.*

10.3	Guaranty Contract of Maximum Amount by and between Xiangqian Li and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005.*

10.4	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 21, 2005.*

10.5	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 24, 2005. *

10.6	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 25, 2005.*

10.7	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated May 31, 2005.*

10.8	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated June 2, 2005.*

10.9	Summary of Comprehensive Credit Facility Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 7, 2005.*

10.10	Guaranty Contract of Maximum Amount Pledge by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank dated April 28, 2005.*

10.11	Guaranty Contract of Maximum Amount Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 28, 2005.*

10.12	Summary of Guaranty Contract of Maximum Amount Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 11, 2005.*

10.13	Maximum Amount Guarantee Contract of Maximum Amount Pledge by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank dated April 28, 2005.*

10.14	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 28, 2005.*

10.15	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 18, 2005.*

10.16	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 27, 2005.*

10.17	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated June 3, 2005.*

10.18	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 18, 2005.*

10.19	Guaranty Contract of Maximum Amount by and between Jilin Provincial Huaruan Technology Company Limited by Shares and Shenzhen Branch, Minsheng Bank of China dated March 5, 2005.*

10.20	Guaranty Contract of Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 15, 2005.*

10.21	Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Minsheng Bank dated March 17, 2005.*

10.22	Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Minsheng Bank dated March 17, 2005.*

10.23	Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank dated April 22, 2005.*

10.24	Summary of Comprehensive Credit Facility Agreement of Maximum Amount Entered Between Shenzhen BAK Battery Co., Ltd. And Agricultural Bank dated July 29, 2005.*

10.25	Summary of Loan Agreement signed by and between Shenzhen BAK Battery Co., Ltd. and Agricultural Bank on July 29, 2005.*

10.26	Summary of Guaranty Contract of Maximum Amount Entered Into Between Shenzhen Tongli Hitech Co. and Agricultural Bank on July 29, 2005.*

10.27	Guaranty Contract by Xi Xiangqian in favor of Shenzhen Longgang Branch, Agricultural Bank of China dated July 29, 2005.*

10.28	Guaranty Contract signed by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated as of December 18, 2003.*

10.29	Guaranty Contract of Maximum Amount Guarantee signed by and between Development Bank and the Company dated as of August 30, 2004.*

10.30	Guaranty Contract of Maximum Amount Guarantee Signed by and between the Company and Shenzhen Commercial Bank dated as of March 17, 2005.*

10.31	China BAK Battery, Inc. Stock Option Plan.*

10.32	Form of Nonqualified Stock Option Agreement under the China BAK Battery, Inc. Stock Option Plan.*

31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with our original Form 10-QSB for the quarterly period ended June 30, 2005.

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