Form 10KSB/A
period 2005-09-30
CHINA BAK BATTERY INC
filed 2006-08-22
CIK 1117171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 3 to Form 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 000-49712

China BAK Battery, Inc.

(Exact name of registrant as specified in charter)

Nevada		88-0442833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

BAK Industrial Park No. 1 BAK Street Kuichong Town, Lunggang District Shenzhen, People’s Republic of China	518119	(86-755) 8977-0093
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12h-2 of the Exchange Act).    Yes  ☐     No  ☒

State issuer’s revenues for its most recent fiscal year. $101,921,583

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliates in Rule 12b-2 of the Exchange Act.) $131,329,755.25, based on the average bid and asked price of the issuer’s common stock on November 30, 2005.

Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 48,878,396 shares of common stock, as of November 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Explanatory Note

This Amendment No. 3 to the annual report on Form 10-KSB for the fiscal year 2005 ended September 30, 2005 of China BAK Battery, Inc. is filed in connection with our restatement of our historical financial statements for the fiscal years 2003, 2004 and 2005. This Amendment No. 3 supersedes the annual report on Form 10-KSB and all the prior amendments thereto.

As previously reported in our current report on Form 8-K filed with the SEC on August 4, 2006, we engaged KPMG to audit our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the audit of these financial statements, KPMG notified the Company’s accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction relating to (1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses; (2) the incorrect charging to shareholders’ equity for fiscal 2005 the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income; (3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation in applicable PRC laws; (4) the understatement of our accumulated foreign-currency translation adjustment for fiscal 2005 included in comprehensive income and the overstatement of our additional paid-in capital due to a calculation error during consolidation; (5) other misstatements of amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items; and (6) the consequential understatement or overstatements of income tax expenses. We determined that a restatement of our financial statements is required to correct these misstatements.

The following table presents the effect of the restatement on net income for the periods indicated.

	Year ended September 30,
	2003	2004	2005
	(in thousands)
Net income, previously reported	$3,576	$6,746	$12,374
Restatement adjustments:
Interest capitalization, net of depreciation	—	545	1,083
Provision for staff and workers’ bonus and welfare fund	—	—	(655)
Provisions for social insurance	126	748	810
Other misstatements	(13)	(125)	10
Income taxes	15	(112)	(125)

Net income, restated	$3,704	$7,802	$13,497

i

The following table presents the effect of the restatement on the consolidated financial statement information for the periods indicated:

Statement of income and comprehensive income information:

	Year ended September 30,
	2003				2004				2005
	As previously reported		As restated		As previously reported		As restated		As previously reported	As restated
	(in thousands, except per share date)
Cost of revenues	$14,530		$14,534		$49,922		$50,294		$76,235	$76,047
Gross profit	5,515		5,511		13,824		13,452		25,687	25,875
Sales and marketing expenses	446		440		1,878		1,805		4,024	3,854
General and administrative expenses	1,252		1,141		3,468		2,545		5,797	5,995
Operating income	3,700		3,813		8,150		8,773		15,324	15,484
Finance costs, net	123		121		1,006		454		2,395	845
Other expenses	1		3		3		10		28	490
Income taxes	—		(15)		394		507		527	652
Net income	$3,576		$3,704		$6,746		$7,802		$12,374	$13,497
Other comprehensive (loss)/income	(—	)(1)	(—	)(1)	(—	)(1)	(—	)(1)	363	1,005
Comprehensive income	3,576		3,704		6,746		7,802		12,737	14,502
Weighted average number of ordinary shares
- Diluted	31,226		31,226		31,226		31,226		38,405	38,409
Net income per share
- Basic	$0.11		$0.12		$0.22		$0.25		$0.32	$0.35
- Diluted	$0.11		$0.12		$0.22		$0.25		$0.32	$0.35

(1)	Less than $1,000

Balance sheet information:

	As of September 30,
	2004				2005
	As previously reported		As restated		As previously reported	As restated
	(in thousands)
Prepayments and other receivables	$1,557		$1,557		$2,015	$2,156
Property, plant and equipment, net	41,161		41,706		64,091	65,751
Lease prepayments, net	$4,029		$4,003		$3,247	$3,155
Deferred tax assets	—		34		—	91
Total assets	108,602		109,155		187,686	189,486
Accrued expenses and other payables	20,126		19,420		15,064	14,280
Deferred tax liabilities	—		75		—	233
Total liabilities	89,356		88,725		99,728	99,177
Additional paid-in capital	12,053		12,053		68,013	67,416
Statutory reserves	1,724		1,724		3,689	3,034
Retained earnings	5,438		6,622		15,845	18,805
Accumulated other comprehensive income / (loss)	(—	)(1)	(—	)(1)	363	1,005
Total shareholders’ equity	$19,246		$20,430		$87,958	$90,309

(1)	Less than $1,000

ii

Statement of cash flow information:

The adjustments to the consolidated statements of cash flows were primarily made to properly reflect changes in amounts payable for purchases of property, plant and equipment as an adjustment to cash used in investing activities, changes in bills payable as an adjustment to cash provided by operating activities, and advances from Changzhou Lihai Investment Consulting Co., Ltd. as a component of cash provided by financing activities. Cash flows from operating activities, investing activities and financing activities for the years ended September 30, 2003, 2004 and 2005 were restated as follows:

	Year ended September 30,
	2003			2004				2005
	As previously reported		As restated	As previously reported		As restated		As previously reported	As restated
	(in thousands)
Net cash (used in)/provided by operating activities	(2,594)		2,950	89		3,593		(6,780)	8,015
Net cash used in investing activities	(4,669)		(4,669)	(38,333)		(28,300)		(26,435)	(30,596)
Net cash provided by financing activities	7,840		2,296	40,786		27,249		62,938	52,363
Effect of exchange rate changes on cash and cash equivalents	(—	)(1)	—	(—	)(1)	—	(1)	121	62

(1)	Less than $1,000.

As required by Rule 13a-15 under the Securities Exchange Act, our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-KSB/A. In addition, management has performed the same evaluation as of the date of filing this annual report on Form 10-KSB/A.

Management has determined that this latest restatement and the other two previous restatements as described in “Item 8A Disclosure Controls and Procedure,” resulted from material weaknesses in our internal control over financial reporting. As a result of existence of the material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with U.S. GAAP, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2005, and as of the date of filing of this annual report on Form 10-KSB/A, our disclosure controls and procedures were not effective at a reasonable assurance level. To remediate the material weaknesses, we have taken and continue to take a number of remediation measures.

For additional information relating to the restatements, our material weaknesses and our remediation measures, see “Item 8A Controls and Procedures.”

For additional information relating to the effect of our restatement, see the following items:

•	Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 7. Financial Statements

iii

In this annual report on Form 10-KSB/A, except as otherwise indicated by the context, “we,” “us” or “our” refers to China BAK Battery, Inc. and its subsidiaries; “BAK International” refers to our Hong Kong subsidiary, BAK International, Ltd.; “Shenzhen BAK” refers to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.; “BAK Electronics” refers to our PRC subsidiary, BAK Electronics (Shenzhen) Co., Ltd.; “China” or “PRC” refers to the People’s Republic of China, excluding for the purposes of this prospectus only, Taiwan, Hong Kong and Macau; “RMB” or “Renminbi” refers to the legal currency of China; and “$” or “U.S. dollars” refers to the legal currency of the United States.

Part I

Item 1. Description of Business

Overview

We are one of the largest manufacturers of lithium-based battery cells in China and the world, as measured by production output. We produce battery cells that are the principal component of rechargeable batteries commonly used to power the following applications:

•	cellular phones—customer segments include OEM and replacement battery manufacturers;

•	cordless power tools; and

•	portable consumer electronics, such as digital media cameras, portable media players, portable gaming devices and PDAs.

Our products are packed into batteries by third-party battery pack manufacturers in accordance with the specifications of manufacturers of portable electronic applications. We believe that our proprietary technologies allow us to offer battery cells that are flexibly configured, lightweight, powerful and safe. We conduct all of our operations in China, in close proximity to China’s electronics manufacturing base and its rapidly growing market. Our access to China’s supply of low-cost skilled labor, raw materials, machinery and facilities enables us to price our products competitively in an increasingly price-sensitive market. In addition, we have automated key stages of our manufacturing process to be able to produce high-quality battery cells that consistently meet the stringent requirements of our customers.

Historically, we primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and OEM market. Prismatic cells targeted at the PRC replacement market, where cellular phone batteries produced by independent battery manufacturers are purchased for use in second-hand cellular phones or as back-up batteries, primarily comprise of steel-case cells. We also operate in the cellular phone battery OEM market, where we sell aluminum-steel cells for incorporation into branded batteries that are included in new cellular phones or are sold as replacement batteries. We have successfully established ourselves as a major competitor in the PRC domestic OEM market and leading brand names such as Lenovo, Ningbo Bird, Konka and Haier have designated us as a cell provider for their branded batteries. At the request of customers that order prismatic battery packs, we also engage pack battery manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers both for the replacement and OEM markets. We intend to leverage our strong technological capabilities we have developed over the years to continue our growth and expand our reach to the global cellular phone OEM market, and have been actively pursuing OEM qualifications from international brand names, such as Nokia and Motorola.

To meet the growing demand for our products and to capture new opportunities, we have recently substantially increased our production capacity from approximately 15 million units per month as of September 30, 2004 to approximately 22 million units per month as of September 30, 2005. We have also expanded our product offerings by adding the following new product lines:

•	High-power, lithium-phosphate cells for use in cordless power tools. We began commercial production of lithium-phosphate cells during the fourth quarter of calendar year 2005 for use in cordless power tools of Black & Decker, a leading power tools manufacturer.

•	Lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, Bluetooth headsets and digital medial players. We began commercial production of lithium polymer cells in September 2005.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in, and to capitalize on the growth of, the global lithium-ion battery market:

Strong focus on lithium-based batteries and core competency in lithium-ion battery technology

Since our inception in August 2001, we have focused on the research, development and manufacture of lithium-based battery cells. Through this experience, we have been exposed to a rapidly growing market and have developed a core competency in lithium-ion battery technology that enables us to enhance our product quality, reduce cost, and keep up with evolving industry standards. Our cells are used in branded cellular phone batteries of companies such as Lenovo and Haier, testifying to our competency in core technologies. Although our production to date has been largely for cellular phone prismatic batteries, we have also been able to develop other lithium-based battery cells, such as lithium-phosphate cells and lithium polymer cells, to capture new market opportunities, such as those for cordless power tools. As of September 30, 2005, we had 15 patents registered in the PRC relating to battery cell materials, design and manufacturing processes, and also had 102 pending patent applications filed in the PRC and four in other countries.

Strong R&D capabilities

We place a strong emphasis on R&D, particularly on technological innovation and the development of new battery cell materials and products. We have established a dedicated R&D center equipped with equipment that we believe to be the most advanced in China. Our R&D team consists of more than 100 researchers and scientists, led by Dr. Huanyu Mao, our chief operating officer and chief technology officer, who has pioneered and is a veteran of the lithium-ion industry since its commercialization in 1992. Dr. Mao is the inventor under seven U.S. patents related to lithium-ion technology.

As an example of our R&D efforts in battery cell materials, we have successfully developed the technology to use substitute materials to reduce the amount of lithium cobalt dioxide used in the manufacture of lithium- based cells. Lithium cobalt dioxide is the most expensive ingredient currently required to make lithium-based cells because cobalt is not renewable.

We have also formed a manufacturing partnership with A123 Systems, an emerging leader in high-power lithium battery technology, and we believe this relationship will significantly enhance our ability to implement, design, develop and commercialize cutting-edge lithium battery technologies. Our strong R&D capabilities have also helped us obtain various government R&D grants.

Economies of scale

We are one of the largest manufacturers of lithium-ion battery cells in China and the world, as measured by production output. As of September 30, 2005, our production capacity reached approximately 22 million units of battery cells per month. We believe our economies of scale have made us a preferred customer for our suppliers, enabling us to compete effectively in an increasingly price-sensitive market through (i) higher bargaining power to secure supply of materials and equipment at a lower cost, and (ii) a larger base for spreading out our fixed cost allocation.

China-based, low-cost manufacturing model

We conduct all of our manufacturing activities in Shenzhen, China. Our access to China’s abundant supply of skilled and low-cost labor, as well as our ability to source raw materials, equipment, land and manufacturing facilities locally and economically, has considerably lowered our operating cost and expenses. In addition, as our products are not subject to any customs duty as compared to those imported from our Japanese and Korean competitors, we believe we enjoy a cost advantage in the domestic market for customers in China’s electronics manufacturing base.

Experienced management team with proven technology and operational record

We have an experienced management team. Mr. Xiangqian Li, our president and chief executive officer and the chairman of our board, is very experienced in the battery industry. Mr. Li has been instrumental in helping us achieve our current market position. Dr. Huanyu Mao, our chief operating officer and chief technology officer, is a pioneer in lithium-ion battery technology since the introduction of lithium-ion batteries in 1992 and was the inventor under seven U.S. patents related to lithium-ion technology. He has led our in-house R&D team in making significant progress in technology innovations and improvements, product development, and optimizing the use of battery cell materials.

Our Strategy

We believe we are well positioned to take advantage of the opportunities presented by growing market demand for rechargeable lithium-based batteries. Our goal is to build on our existing strengths to become a global leader in the development and manufacturing of lithium-based battery cells for leading end-application manufacturers. We intend to achieve this objective by pursuing the following strategies:

Enhance leading-edge technology through continual innovation

We intend to continue committing substantial resources to R&D in order to improve our technologies, develop new products and optimize the use of new battery cell materials. In particular, our R&D efforts will focus on the following:

•	developing more advanced technologies to increase our productivity and efficiency in the manufacturing process and reduce the per unit cost of production;

•	developing and commercializing cost-effective and easily available substitute materials for existing raw materials that are more expensive and in unstable supply;

•	enhancing our product quality, reliability and features to satisfy stringent OEM requirements of leading end-application manufacturers and to keep abreast of rapidly changing industry standards and evolving market trends; and

•	cooperating closely with our partners to improve our technologies and develop new application markets.

Continue our cost leadership through yield improvements and refining our manufacturing process

We believe that cost-effectiveness will be critical to our future success in an increasingly price-sensitive market. We intend to achieve greater economies of scale by expanding our production capacity. We will also focus on enhancing our yields by reducing our defect ratio through continual worker training and strict raw material quality control, and refining our semi-automated manufacturing process. We intend to increase our productivity and efficiency in the manufacturing process and reduce the per unit cost of production through the use of advance technologies. We will also focus on developing and commercializing cost-effective and easily available substitute materials for expensive raw materials.

Expand our customer base and develop new application markets

We intend to penetrate into new application markets, as well as capture a greater market share in our existing markets.

•	OEM cellular phones. We are already the market leader in China’s cellular phone replacement battery market with approximately a 73% market share in calendar 2005. We have also successfully penetrated the domestic cellular phone OEM market by becoming a designated battery cell supplier for leading local cellular phone brand owners, such as Lenovo, Bird, Konka and Haier. We have formed a strategic partnership on cellular phone battery cells with Lenovo, which has agreed to source its battery requirements from us. We are currently actively pursuing OEM qualifications from international brand owners such as Nokia and Motorola.

•	Notebook computers. We plan to begin trial production of cylindrical battery cells used in notebook computers. Our goal is to become a leading China-based notebook computer battery-cell supplier. We plan to actively pursue opportunities with leading global brand names and leading notebook computer battery manufacturers.

•	Power tools. Currently, we are the only supplier of lithium-phosphate cells for 36-volt high-power batteries to A123 Systems, an emerging leader in high-power lithium battery technology. A123 Systems applies this technology to design and produce next-generation, high-power batteries used in cordless power tools. Future applications may include medical devices and hybrid electric vehicles. We have begun shipments of these products to A123 Systems for use in to Black & Decker’s DeWalt line of professional cordless power tools, and we intend to expand our cooperation with A123 Systems in commercializing future applications.

•	Ultra-portable electronic devices. In September 2005, we began commercial production of lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, Bluetooth headsets and digital media players. We are actively seeking other market opportunities for our lithium polymer cells.

Increase manufacturing capacity by leveraging our existing infrastructure, access to low-cost local resources and proximity to supply chain and electronics manufacturing base

We intend to capitalize on robust growing demand for lithium-based batteries by leveraging our access to low-cost local resources and our proximity to the electronics supply chain and manufacturing base to further expand our manufacturing capacity. By September 30, 2005, we have added approximately 81,776 square meters of manufacturing facilities. To meet the strong market demand as well as to capture new application markets, we plan to significantly increase our daily production output of cylindrical cells for notebook computers, high-power lithium-phosphate cells for cordless power tools, and lithium polymer cells for high-end electronic devices such as ultra-thin and light cellular phones and Bluetooth headsets. We intend to increase our production output of aluminum-case prismatic cells for the cellular phone battery OEM market.

Our Corporate Structure

We were incorporated in Nevada on October 4, 1999. We were formed originally for the purpose of building a retail specialty coffee business. On January 20, 2005, we completed a share exchange with the stockholders of BAK International, a Hong Kong company, pursuant to which we acquired 100% of BAK International and in exchange, issued our common stock to these stockholders representing 97.2% of our then post-issuance share capital. BAK International was a holding company that owned a 100% PRC operating subsidiary, Shenzhen BAK. On February 14, 2005, we merged with our wholly owned subsidiary, China BAK Battery, Inc., which was incorporated on February 1, 2005. We are the surviving entity of this merger and we changed our name from “Medina Coffee, Inc.” to our current name, “China BAK Battery, Inc.” We accounted for this share exchange as a reverse acquisition and succeeded to and are considered to be a continuation of Shenzhen BAK’s operations and financial statements. We conduct our current business through the following two wholly owned operating subsidiaries in China that we own through BAK International:

•	Shenzhen BAK, located in Shenzhen, China and incorporated in August 2001, which focuses on the development and manufacture of three types of cells: prismatic cells, cylindrical cells and high-power lithium-phosphate cells; and

•	BAK Electronics, located in Shenzhen, China and incorporated in August 2005, which focuses on the development and manufacture of lithium polymer cells.

Our Products

We develop and manufacture various types of lithium-based rechargeable battery cells, which are the key component of lithium-based batteries used in a wide range of portable electronic applications. Since lithium-based batteries were first commercialized in early 1990s, they have become the battery of choice for portable electronic devices because of their unique and favorable characteristics. The following table provides a summary of our battery cell offerings.

Battery Cell Type	End applications(1)
Prismatic (steel-case or aluminum-case)	Cellular phone(1) Camcorder(2) MP3/MP4 player(1-2) Digital camera(1)

Cylindrical	Notebook computer(6-8) Camcorder(2)

Lithium polymer	Cellular phone(1) MP3/MP4 player(1) Digital camera(2) Bluetooth headset(1)

High-power lithium-phosphate	Power tool (6-10)

(1)	Bracketed number denotes number of cells per particular battery.

Historically, we derived most of our revenues from prismatic cells. As we expand our production capacity and add new product lines in response to evolving market demands, we have derived and will continue to derive an increasingly greater portion of our revenues from our new product lines. The following table sets forth the breakdown of our revenues by battery cell type for the periods indicated.

	Year Ended September 30,
	2003		2004		2005
	(in thousands, except percentages)
Prismatic cells
Steel-case cells	$19,689	98.2%	$37,966	59.6%	$56,965	55.9%
Aluminum-case cells	271	1.4	13,082	20.5	23,721	23.3
Battery packs	—	—	12,436	19.5	20,169	19.8
Cylindrical cells(1)	85	0.4	262	0.4	1,051	1.0
Lithium polymer cells	—	—	—	—	16	— (2)

Total	$20,045	100.0%	$63,746	100.0%	$101,922	100.0%

(1)	These refer to cylindrical cells produced using primarily a manual manufacturing process that were sold for use with portable DVD players.
(2)	Less than 0.1%

Our lithium-ion battery cells can be classified into two types based on their structure. Prismatic cells are rectangular in shape and are commonly used in cellular phones and digital cameras. Cylindrical cells are tubular in shape and commonly used in notebook computers, digital cameras and camcorders. The following pictures depict our standard prismatic cells and cylindrical cells.

Prismatic cells	Cylindrical cells

Prismatic Cells

Prismatic cells contribute to a major portion of our revenue. We initially developed and sold steel-case cells for cellular phone batteries sold in the replacement market. We are currently the largest maker of steel-case cells in China, based on production output. In calendar 2005, our prismatic cells used in cellular phone batteries accounted for approximately 73% of China’s replacement market. Our prismatic cells are contained in metal casing made of either steel or aluminum but are otherwise substantially the same product. Aluminum-case cells generally are more expensive to manufacture and therefore have a higher cost, but they are lighter than steel-case cells and are safer, so they are suited for use in batteries included in the OEM cellular phones. We currently are targeting OEM cellular phone battery market and have formed a strategic partnership with Lenovo, a leading OEM brand in China. As consumers’ demand for lighter cellular phones has resulted in the demand for aluminum-case cells in the OEM market, we have gradually increased the percentage of aluminum-case cells in the total production of our prismatic cells and intend to further increase this percentage to two-thirds of all the prismatic cells we produce in the near future. At the request of customers that order prismatic battery packs, we also engage pack battery manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers both for the replacement and OEM markets.

High-power Lithium-phosphate Cells

The use of new materials have enabled the configuration of high-power lithium-phosphate cells to contain much higher energy density and higher voltage and have a longer life cycle and shorter charge time than other types of lithium-based batteries. These special attributes, coupled with intrinsic safety features, are suitable for batteries used for cordless power tools. In early 2005, we formed a manufacturing alliance with A123 Systems, an emerging leader in high-power lithium battery technology. We have begun to use technologies and key materials provided by A123 Systems to manufacture high-power cells for A123 Systems for use in Black & Decker’s DeWalt line of cordless power tools. The cordless power tool market is dominated by batteries with power of 18 volts or less. A123 Systems’ high-power batteries contain 10 lithium-phosphate cells giving an aggregate power of 36 volts. We believe this voltage is the highest in the market and will be able to power larger and heavier tools. We commenced commercial production of high-power phosphate battery cells during the fourth quarter of calendar year 2005.

Lithium Polymer Cells

In September 2005, we began producing and shipping lithium polymer battery cells. Our lithium polymer cells do not have a hard metal casing but rather a flexible, pouch-like container, thereby enabling flexible designs and customizations. Lithium polymer cells have expanded our reach to high-end cellular phones, Bluetooth headsets and PDAs such as iPods and Blackberries, and will also allow us to capture the growth opportunities presented by new electronic applications.

Quality Assurance

We enforce strict quality assurance procedures throughout all stages of the manufacturing process. We have four levels of controls to monitor and maintain our product quality: design controls, process controls, material inflow controls and output controls. Our design controls ensure that there are no defects in the design and structure of the products we decide to produce. Our process controls consist of a 15-point check system from the beginning through the end of our production process. Our material inflow controls assure that we obtain our raw materials at a consistent level of quality. Our output controls test for capacity, voltage, visual defects and internal resistance. We believe these four levels of controls are essential to our quality control. We also provide ongoing training to our employees to ensure effective application of our quality assurance procedures.

We monitor quality and reliability in accordance with the requirements of QSR, or Quality System Review, and ISO9001 systems. We have received European Union’s CE attestation, UL authentication, and ISO 9001:2000 certification, a quality management system certification. We have passed stringent quality reviews and thus obtained OEM qualifications from various domestic cellular phone brand names. With our strong technological capabilities and use of automated equipment for core aspects of manufacturing process, we believe our product quality meets or even exceeds in certain key aspects international industry standards.

Manufacturing

Manufacturing of battery cells is a technologically complicated and capital-intensive process, requiring coordinated use of machinery and raw materials at various stages of manufacturing. The primary raw materials used in production of battery cells include electrode materials, electrolytes, foils, cases and caps and separators.

The electrodes are manufactured using active materials, conductive agents and binder which are mixed with liquid. These mixtures are then uniformly coated onto the thin metal foil, then after drying, the electrodes are cut down to the designated sizes.

The positive electrode and negative electrode are then wound together with a separator and inserted into a can, and electrolyte is filled. The sealing completes the battery cell assembly.

The diagrams below illustrate the structure of prismatic cells and cylindrical cells.

Prismatic Cell	Cylindrical Cell

Prior to shipping battery cells to our customers, the battery cells will undergo an aging process and thorough inspections to ensure the cells meet the high quality control standards.

Since August 2004, we have been implementing the TPM, or Total Productive Maintenance, program, which involves a newly defined concept for maintaining plant and equipment. The goal of the TPM program is to markedly increase production while, at the same time, increasing employee morale and job satisfaction.

A simplified manufacturing process is illustrated below:

These cells are then integrated into packages which are customized into a wide variety of configurations to interface with different electronic devices.

We have adopted a semi-automated manufacturing process. We use fully automated machinery to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor. For example, we have an automated production line to manufacture our cylindrical cells used for notebook computer batteries to ensure a high level of uniformity and precision. We intend to further improve our automated production lines. As we have easy access to an ample supply of low-cost skilled labor, we believe our unique semi-automated manufacturing process will enable us to achieve desired cost-competitiveness by substantially lowering our manufacturing cost without compromising our product quality and uniformity.

For the last few years, we have been expanding our production capacity to meet the growing market demand for our products. We increased our monthly production capacity to approximately 22 million units as of September 30, 2005 from approximately 15 million units as of September 30, 2004. As the increasingly intense competition in our industry has driven down the per unit profit margins of our products, we strive to continue investing heavily in our manufacturing infrastructure to further increase our manufacturing capacity, enabling us to lower the per unit cost of our products and thereby maintaining our expected level of profitability as a whole.

Suppliers

We have built a comprehensive supply chain of materials and equipment. The primary raw materials used in manufacturing of lithium-ion batteries include electrode materials, cases and caps, foils, electrolyte, and separator. Cost of these raw materials is a key factor in pricing our products. We believe that there is an ample supply of most of raw materials we need in China. To ensure the quality of our suppliers, we use only those suppliers who have demonstrated quality control and reliability.

We have established strategic partnerships with a group of raw material suppliers primarily from China, which allow us to purchase large volumes of materials in anticipation of price fluctuations. We invite our suppliers to attend meetings we convene and organize to promote our relationships. We aim to maintain multiple supply sources for each of our key raw materials to ensure that supply problems with any one supplier will not materially disrupt our operations. In addition, we strive to develop strategic relationships with new suppliers to secure a stable supply of materials and introduce competition in our supply chain, thereby increasing our ability to negotiate a better pricing and reducing our exposure to possible price fluctuations.

Our economies of scale enable us to purchase materials in large volumes, offering us leverage to secure better pricing, and to a lesser degree, increasing the extent to which our suppliers rely on our purchase orders. We believe this relationship of mutual reliance will enable us to reduce our exposure to possible price fluctuations. For example, we have entered into a volume purchase agreement with some of our major suppliers, such as CITIC Guoan, from whom we purchase cathode material and lithium cobalt dioxide, one of the key materials for battery cells.

As of September 30, 2005, our key raw material suppliers were as follows:

Materials	Main Suppliers

Case and caps	Roofer Group Company, Yijinli technology company Shenzhen Tongli Precision Stamping Products Co., Ltd.

Cathode materials	CITIC Guoan

Anode materials	Shanghai Shan Shan, Changsha graphite

Aluminum foil	Aluminum Corporation of America, Shanghai

Copper foil	Huizhou United Copper Foi

Electrolyte	Zhangjiagang Guotai-Huarong New Chemical Materials Co., Ltd.

Separator	Ube Industries, ENTEK, CELGARD

We source our manufacturing equipment both locally and from overseas, based on consideration of their cost and function. As of September 30, 2005, we purchased our key equipment from the following suppliers:

Instruments	Main Suppliers

Coating machine	Beijing 706 Factory

Mixer	Guangzhou Hongyun Machine

Press machine	SevenStar Huachuang

Ultrasonic spot welding machine	Zhenjiang Tianhua Machinery and Electrical Co., Ltd.

Laser seam welder	Wuhan Chutian Laser Group

Vacuum oven	Jiangshu Wujiang Songling

Electrolyte filling machine	BAK (internally developed)

Aging equipment	Guangzhou Qingtian Industrial Co., Ltd.

Testing and sorting equipment	Guangzhou Qingtian Industrial Co., Ltd.; Wuhan Kingnuo Electronics Co., Ltd.

Customers

Prismatic cells. Our customers for prismatic cells used for cellular phones in the replacement market are local leading battery pack manufacturers, including

•	Desay Power Technology Co., Ltd.,

•	Roofer Technology (Shenzhen) Co., Ltd.,

•	SCUD (Fujian) Electronics Co., Ltd.

•	Shenzhen Yalitong Electronics Co., Ltd., and

•	Shenzhen Chaolitong Electronics Co., Ltd.

Our customers in the OEM market consist of cellular phone brand names as well as pack manufacturers designated by cellular phone brand owners. We primarily sell our prismatic cells used for the OEM market in two ways. On most occasions, we sell our prismatic cells to battery pack manufacturers certified by cellular phone brand owners, which will pack our cells into branded batteries and sell them to the brand owner. Cellular phone brand owners may also directly place orders with us. In such a case, we engage a pack manufacturer to assemble our prismatic cells into batteries for a fee, and then arrange to deliver the batteries to the OEM brand owners.

High-power lithium-phosphate. Currently, we sell our high-power lithium-phosphate cells to A123 Systems according to the manufacturing contract we entered into with A123 Systems.

Lithium polymer. Orders we received for lithium polymer cells tend to be small in quantity, but vary in specifications based on the attributes of a particular electronic application. We sell our lithium polymer cells to certain pack manufacturers, which pack our cells and sell the final products. We also have the ability to pack our lithium polymer cells into batteries that carry our own trademark.

We sell our products domestically and internationally. The following table sets forth certain information relating to our total revenues by location of our customers for the periods indicated.

	Year Ended September 30,
Region	2003		2004		2005
	(in thousands, except percentages)
PRC Mainland	$16,367	81.7%	$43,358	68.0	$72,352	71.0%
Hong Kong SAR of PRC	2,155	10.7	10,517	16.5	17,535	17.2
Turkey	1,021	5.1	6,344	10.0	7,650	7.5
Others(1)	502	2.5	3,527	5.5	4,385	4.3

Total Revenues	$20,045	100.0%	$63,746	100.0%	$101,922	100.0%

(1)	Includes Taiwan, the Middle East, Italy, Germany and India.

For our international sales, we sell our products directly to distributors, as well as pack manufacturers in these countries and territories. If we receive orders from distributors for batteries rather than cells, we engage pack manufacturers to assemble our cells into batteries for a fee, and then arrange to deliver the batteries to fulfill the orders.

A small number of prismatic cell customers have historically accounted for a substantial portion of our revenue. In the year ended September 30, 2005, sales to Roofer Technology (Shenzhen) Co., Ltd. and Shenzhen Yalingtong Electronics Co., Ltd. accounted for 4.5% and 8.4% of our revenue, respectively. In the same period, our top five and top ten customers in aggregate contributed approximately 34.5% and 53.3% of our revenue, respectively. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period.

Sales and Marketing

We have built an extensive sales and service network in China, highlighted by our strong presence in China’s economically prosperous coastal regions where we generate a significant portion of our sales. We have representative offices in Beijing, Shanghai, Guangzhou, Qingdao, Fuzhou, Quanzhou, Dalian and Xiamen targeting our key customers. Our marketing department at the headquarters is responsible for our marketing efforts in the PRC, and our sales staff in these representative offices conduct sales and provide post-sales services to brand owners and pack manufacturers in each designated area. We offer different price incentives to encourage large-volume and long-term customers. We have distribution offices in Taiwan, India and Germany where our sales representatives market and sell our products and also provide after-sale service. We aim to add additional representative offices in Middle East, Canada, Korea and South America. As we expand our business, our sales and marketing staff has increased to more than one hundred, most of whom are professional sales persons and technicians.

Our sales staff works closely with our customers to understand their needs and provide feedback to us so that we can better address their needs and improve the quality and features of our products.

We engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We also advertise in industry journals and magazines and through the Internet to market our products. For example, in February 2005, we participated in international electronic components and materials exhibitions in India, and in March and May 2005, we participated in information and communication technology exhibitions in Hanover, Germany and Sydney, Australia, respectively. We believe these activities are conducive in promoting our products and brand name among key industry participants.

Competition

We face intense competition from battery cell makers in China, as well as in Korea and Japan in respect of each of our product types. The following table sets forth our major competitors based on product type:

Product Type	Competitors

Prismatic

Japan:       Sanyo Group, Sony Corporation, Matsushita Electric Works, Ltd, NEC Corporation, Hitachi, Ltd;

Korea:      LG Group, Samsung Electronics Co., Ltd, GS Group

China:      BYD Company Limited, Tianjin Lishen Battery Joint-stock Co., Ltd, Harbin Coslight Technology International Group Co., Ltd

High-power lithium-phosphate	Japan: Sanyo Group, Sony Corporation Canada: E-one Moli Energy (Canada) Limited

Lithium polymer	Japan: Sanyo Group, Sony Corporation China: Amperex Technology Limited

We believe that we are able to leverage our low-cost advantage to compete favorably with our competitors. Compared to Korean and Japanese cell makers, we are able to source our needs for skilled labor and raw materials locally and economically. Our substantially expanded production capacity has translated into greater purchasing power, thereby helping us negotiate lower purchase prices for materials. Furthermore, our strong proprietary technologies and use of a combination of manual labor and automation at the key stages of the manufacturing process enable us to enhance our production efficiency, resulting in further reduction in cost, while ensuring high-uniformity and high-quality standards.

Research and Development

We have established an advanced R&D center. To enhance our product quality, reduce cost, and keep up with technological advances and evolving market trends, our R&D center focuses on advancement in technologies relating to new materials and new cells with prospects for use in new end application markets, such as hybrid electric vehicles. For example, we have successfully developed technologies to use cost-effective ingredients to reduce the amount of lithium cobalt dioxide being used in our cells. Lithium cobalt dioxide is the most expensive ingredient currently required to make lithium-based cells because cobalt is not renewable.

Our in-house R&D team consists of over 100 researchers and scientists, led by Dr. Mao, our chief operating officer and chief technology officer, who pioneered core technologies in lithium-ion batteries since their introduction in 1992 and was the inventor under seven U.S. patents related to lithium-ion technology. We have formed manufacturing partnership with A123 Systems, an emerging leader in high-power lithium battery technology, and we believe this relationship will significantly boost our ability to implement, design, develop and commercialize cutting-edge lithium battery technologies. Our strong R&D capabilities have enabled us to obtain various government-sponsored R&D grants. We have been accredited as a “new and high-technology company”

in Shenzhen, entitling us to enjoy preferential tax treatments and other government incentive grants and subsidies. Furthermore, we have established strong cooperation with a number of reputable research institutes and science and technology universities in China, allowing us to capitalize on their R&D results economically.

Employees

We had a total of 6,362 and 6,970 employees as of September 30, 2004 and September 30, 2005, respectively. We have developed a strong company culture that encourages individual thinking and creativity, continual self-improvement and strong commitment to provide high-quality products to our customers.

Intellectual Property

We rely on a combination of patents, trade secrets and employee non-disclosure and confidentiality agreements to protect our intellectual property rights. As of September 30, 2005, we received 19 registered trademarks in PRC, including BAK in both English and written in Chinese characters as well as our logo. Some of our trademarks are also registered in the United States, the European Union, Korea, Russia, Taiwan and Hong Kong. We have registered the Internet and WAP domain name www.bak.com.cn. As of September 30, 2005, we have registered 15 patents in the PRC relating to battery cell materials, design and manufacturing process, and we had 102 pending patent applications filed in the PRC and four in other countries.

We also have unpatented proprietary technologies for our product offerings and key stages of the manufacturing process. Our management and key technical personnel have entered into agreements requiring them to keep confidential all information relating to our customers, methods, business and trade secrets during the term of employment with us and thereafter and to assign their inventions, technologies and designs they develop during the term of employment with us.

We have institutionalized our efforts to safeguard our intellectual property rights by establishing an internal department that includes professionals such as attorneys, engineers, information managers and archives managers responsible for handling matters relating to our intellectual property rights. We have published internally a series of rules to protect our intellectual property rights.

Environmental Compliance

As we conduct our manufacturing activities in China, we are subject to the requirements of PRC environmental laws and regulations on air emission, noise, water discharge and solid waste. We aim to comply with environmental laws and regulations and have passed ISO14001 certification for environmental system. We have built environmental treatment facilities concurrently with construction of our manufacturing facilities, where waste air, waste water and waste solids we generate can be treated in accordance with the relevant requirements. We also outsource the disposal of solid waste we generate to a third party contractor. Certain key materials used in the manufacturing, such as cobalt dioxide, electrolyte and separators, have proven innocuous to worker’s health and safety as well as the environment. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental laws and regulations. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

Reports to Shareholders

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We derived approximately 74.7% of our revenues in fiscal 2005 from sales of our lithium-ion battery cells for the cellular phone battery replacement market. While we intend to diversify our revenue sources by expanding to the global cellular phone OEM market, notebook computers and high-power electrical tool markets, we expect that sales of battery cells used for the cellular phone battery replacement market will continue to comprise a significant portion of our revenues in the near future. Accordingly, any decrease in the demand for our battery cells in the replacement market resulting from success of competing products, slower than expected growth of sales in the replacement market or other adverse developments relating to the replacement market may materially and adversely affect our business and cause our overall revenue to decline. In addition, our expansion to the global cellular phone battery OEM market and other markets may not increase our revenue to a level that would enable us to materially reduce our dependence on sales of battery cells for the cellular phone replacement market.

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

As reported in the current report on Form 8-K filed with the SEC on August 4, 2006, we changed our independent registered public accounting firm from Schwartz Levitsky Feldman LLP to KPMG. We engaged KPMG on May 15, 2006 to audit our financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the course of the audit, KPMG notified our accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction relating to: (1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses; (2) the incorrect charging to shareholders’ equity for fiscal year 2005 the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income; (3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation of the applicable PRC laws; (4) the understatement of our accumulated foreign-currency translation adjustment for fiscal 2005 included in comprehensive income and overstatement of our additional paid-in capital due to a calculation error during consolidation; (5) other misstatements identified, which were individually not material, include amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items, and (6) the consequential understatements or overstatements of income tax expenses. The net restatement adjustments resulted in an increase in our net income and earnings per share in the relevant periods. For more detailed descriptions, see “Item 8A Controls and Procedures.”

Management has determined that the restatements referred to above resulted from material weaknesses in our internal control over financial reporting. These material weaknesses relate primarily to the presentation of financial information in accordance with U.S. GAAP. See “Item 8A Controls and Procedures” for a more detailed discussion of these material weaknesses.

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

Management has determined that as of the fiscal year ended September 30, 2005 and as of the date of filing of this report, the restatements, as described in “Item 8A Controls and Procedures,” resulted from material weaknesses in our internal control over financial reporting. To remediate these material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with U.S. GAAP, we have taken and continue to take a number of remediation measures, as described in “Item 8A - Controls and Procedures.” However, we cannot assure you that we can fully remediate all our material weaknesses or address additional material weaknesses or significant deficiencies that may subsequently arise by the year end date of fiscal year 2006, so that our management can conclude that we will have an effective internal control over financial reporting as of the fiscal year end for our annual report on Form 10-K for the fiscal year 2006. If we cannot implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, our independent auditors may not be able to provide a written attestation as to the effectiveness of our internal controls over financial reporting, in which event, our independent auditors may issue a disclaimer of their audit opinion. Our failure to achieve and maintain effective internal control over financial reporting may result in sanctions or investigations by regulatory authorities, such as the SEC, and loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act of 2002.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 39.0% and 34.5% of our revenues in the years ended September 30, 2004 and 2005, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

In the year ended September 30, 2005, we derived 29.0% of our sales from outside Mainland China. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

As of September 30, 2005, we had $39.5 million of short-term loans and $29.6 million of bills payable maturing in less than one year, a substantial portion of which was secured by certain of our assets that amounted to $35.3 million. Our deposits, inventory, machinery and equipment worth $22.3 million secured the short-term bank loans, and our deposits worth of $13.0 million secured the bills payable. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

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

As of November 30, 2005, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 45.1% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

Item 2. Description of Properties

In the past, we had leased office space and manufacturing facilities from unrelated third parties. We currently conduct all of our operations in BAK Industrial Park, located in Shenzhen, China. As of September 30, 2005, BAK Industrial Park had a total completed construction area of approximately 130,524 square meters, including approximately 81,776 square meters of manufacturing facilities.

We anticipate finishing a major portion of BAK Industrial Park by the end of calendar year 2006. We believe that our existing facilities have met our current business needs and, together with additional facilities currently under construction, will meet the needs of our expanded operations.

The following table sets forth the breakdown of our facilities as of September 30, 2005 based on use and product type:

BAK Industrial Park	Usage	Area (m2)
Completed facilities	Manufacturing
	Prismatic (steel-case)	27,776
	Prismatic (aluminum-case)	15,919
	Cylindrical	5,106
	Lithium polymer	6,944
	High-power lithium-phosphate	—
	R&D and Administrative	6,944
	Warehousing	19,087
	Workers Dormitory	32,648
	Other facilities	16,100

	Sub-total	130,524

Facilities under construction	Manufacturing
	Administrative and R&D	18,593
	Workers Dormitory	10,263

	Sub-total	28,856

	Total	159,380

We do not hold the land use right to the tract of property on which we have constructed our manufacturing facilities and other related facilities. According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced. An ownership certificate will be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained.

We have begun construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, which we understand does not have the authority to grant us the land use rights certificate. We have been actively negotiating with the Shenzhen municipal government with a view to resolving this issue. We cannot assure you that we will be able to acquire the land use right to the underlying land by purchasing the land use right from the Shenzhen municipal government on reasonable terms, or if at all.

We believe that once we are granted the land use right certificate and related approvals are obtained, there should be no legal barriers for us to obtain an ownership certificate for our premises at the BAK Industrial Park. However, if we fail to obtain the land use right certificate relating to BAK Industrial Park and/or the government approvals required for the construction of BAK Industrial Park, there is the risk that the buildings constructed need to be vacated as illegitimate constructions. However, we believe this risk to be unlikely.

We do not currently insure our manufacturing facilities since we have not yet received our land use right certificate. We intend to procure such insurance once we have received the certificate.

Item 3. Legal Proc eedings

We are not a party to any legal proceedings, nor are we aware of any threatened or contemplated proceedings which are expected to result in a material adverse effect on our business, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fiscal year covered by this report through solicitation of proxies or otherwise.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information for Our Common Stock

Our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “CBBT.OB” prior to its quotation on the Nasdaq Global Market on May 31, 2006 under the symbol “CBAK.” On November 30, 2005, the last reported sales price of our common stock was $7.50 per share.

The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the Over-the-Counter Bulletin Board, as adjusted for all previously effected stock splits. These prices do not include retail markup, markdown or commission and may not represent actual transactions.

	Common Stock
Quarter Ended	High	Low
Fiscal 2004
December 31, 2003	$1.01	$1.01
March 31, 2004	$1.01	$1.01
June 30, 2004	$1.01	$1.01
September 30, 2004	$1.45	$1.02
Fiscal 2005
December 31, 2004	$3.50	$1.25
March 31, 2005	$7.30	$2.80
June 30, 2005	$8.50	$5.00
September 30, 2005	$7.75	$6.54

In reviewing the foregoing table, it should be noted that the exchange of stock by which we acquired our current operations occurred on January 20, 2005.

Holders of Our Common Stock

As of November 30, 2005, there were 48,878,396 shares of our common stock outstanding held of record by approximately 148 stockholders.

Dividend Policy

We have never declared or paid any dividends, nor do we have any present plan to pay any cash dividends on our ordinary shares in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

As we are a holding company, we rely on dividends paid to us by our subsidiaries in the PRC through our Hong Kong subsidiary, BAK International. In accordance with its articles of association, each of our subsidiaries in the PRC is required to allocate to its enterprise development reserve at least 10% of its respective after-tax profits determined in accordance with the Chinese accounting standards and regulations. Each of our subsidiaries in the PRC may stop allocations to its general reserve if such reserve has reached 50% of its registered capital. Allocations to the reserve can only be used for making up losses and other specified purposes and may not be paid to us in forms of loans, advances, or cash dividends. Dividends paid by our PRC subsidiaries to BAK International, our Hong Kong subsidiary, will not be subject to Hong Kong capital gains or other income tax under current Hong Kong laws and regulations because they will not be deemed to be assessable income derived from or arising in Hong Kong.

Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Please see Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for a description of securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

On September 16, 2005 the Company issued an aggregate of 7,899,863 shares of its common stock to certain accredited investors as that term is defined in Rule 502 of Regulation D promulgated under the Securities Act of 1933, as amended, at a purchase price of $5.50 per share, for a total purchase price of $43,449,247. In connection with the closing of that issuance, the Company issued warrants to purchase an aggregate of 631,989 shares of common stock at an exercise price of $7.92 per share exercisable for a period ending three years after the date of issuance to certain persons as part of an agreed upon fee. The securities were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The purchasers were not solicited through any form of general solicitation or advertising. The purchasers represented to the Company, among other things, that they were acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, that they were accredited investors as that term is defined in Rule 502 of Regulation D promulgated under the Securities Act of 1933, as amended, and appropriate legends were placed upon the securities issued. All purchasers were provided, and acknowledged that they had adequate access to, information about the Company.

On January 20, 2005, we completed a share swap transaction with the shareholders of BAK International. The swap was consummated under Nevada laws pursuant to the terms of a securities exchange agreement entered by and among us, BAK International and the shareholders of BAK International on January 20, 2005. Pursuant to the agreement, we issued 39,826,075 shares of common stock, par value $0.001 per share, to the shareholders of BAK International (including 31,225,642 shares to the original shareholders and 8,600,433 shares to new investors), representing approximately 97.2% of our post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International.

The foregoing shares were issued in private transactions or private placements intending to meet the requirements of one or more exemptions from registration. In addition to any noted exemption below, we relied upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions. We never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

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

Item 6. Management’s Discussion and Analysis or Plan of Operations

Restatement of Financial Statements

As previously reported in our current report on Form 8-K filed with the SEC on August 4, 2006, we engaged KPMG to audit our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the course of the audit, KPMG notified the Company’s accounting staff of misstatements in the Company’s previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction relating to: (1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses; (2) the incorrect charging to shareholders’ equity for fiscal 2005 the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income; (3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation in applicable PRC laws; (4) the understatement of our accumulated foreign-currency translation adjustment for fiscal 2005 included in comprehensive income and the overstatement of our additional paid-in capital due to a calculation error during consolidation; (5) other misstatements of amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items; and (6) the consequential understatements or overstatements of income tax expenses. We determined that a restatement of our financial statements is required to correct these misstatements.

The following table presents the effect of the restatement on net income for the periods indicated.

	Year ended September 30,
	2003	2004	2005
	(in thousands)
Net income, previously reported	$3,576	$6,746	$12,374
Restatement adjustments:
Interest capitalization, net of depreciation	—	545	1,083
Provision for staff and workers’ bonus and welfare fund	—	—	(655)
Provisions for social insurance	126	748	810
Other misstatements	(13)	(125)	10
Income taxes	15	(112)	(125)

Net income, restated	$3,704	$7,802	$13,497

The following table presents the effect of the restatement on the consolidated financial statements for the periods indicated:

Statement of income and comprehensive income information:

	Year ended September 30,
	2003				2004				2005
	As previously reported		As restated		As previously reported		As restated		As previously reported	As restated
	(in thousands, except per share date)
Cost of revenues	$14,530		$14,534		$49,922		$50,294		$76,235	$76,047
Gross profit	5,515		5,511		13,824		13,452		25,687	25,875
Sales and marketing expenses	446		440		1,878		1,805		4,024	3,854
General and administrative expenses	1,252		1,141		3,468		2,545		5,797	5,995
Operating income	3,700		3,813		8,150		8,773		15,324	15,484
Finance costs, net	123		121		1,006		454		2,395	845
Other expenses	1		3		3		10		28	490
Income taxes	—		(15)		394		507		527	652
Net income	$3,576		$3,704		$6,746		$7,802		$12,374	$13,497
Other comprehensive (loss)/income	(—	)(1)	(—	)(1)	(—	)(1)	(—	)(1)	363	1,005
Comprehensive income	3,576		3,704		6,746		7,802		12,737	14,502
Weighted average number of ordinary shares
- Diluted	31,226		31,226		31,226		31,226		38,405	38,409
Net income per share
- Basic	$0.11		$0.12		$0.22		$0.25		$0.32	$0.35
- Diluted	$0.11		$0.12		$0.22		$0.25		$0.32	$0.35

(1)	Less than $1,000

Balance sheet information:

	As of September 30,
	2004				2005
	As previously reported		As restated		As previously reported	As restated
	(in thousands)
Prepayments and other receivables	$1,557		$1,557		$2,015	$2,156
Property, plant and equipment, net	41,161		41,706		64,091	65,751
Lease prepayments, net	$4,029		$4,003		$3,247	$3,155
Deferred tax assets	—		34		—	91
Total assets	108,602		109,155		187,686	189,486
Accrued expenses and other payables	20,126		19,420		15,064	14,280
Deferred tax liabilities	—		75		—	233
Total liabilities	89,356		88,725		99,728	99,177
Additional paid-in capital	12,053		12,053		68,013	67,416
Statutory reserves	1,724		1,724		3,689	3,034
Retained earnings	5,438		6,622		15,845	18,805
Accumulated other comprehensive income / (loss)	(—	)(1)	(—	)(1)	363	1,005
Total shareholders’ equity	$19,246		$20,430		$87,958	$90,309

(1)	Less than $1,000

Statement of cash flow information:

The adjustments to the consolidated statements of cash flows were primarily made to properly reflect changes in amounts payable for purchases of property, plant and equipment as an adjustment to cash used in investing activities, changes in bills payable as an adjustment to cash provided by operating activities, and advances from Changzhou Lihai Investment Consulting Co., Ltd. as a component of cash provided by financing activities. Cash flows from operating activities, investing activities and financing activities for the years ended September 30, 2003, 2004 and 2005 were restated as follows:

	Year ended September 30,
	2003			2004				2005
	As previously reported		As restated	As previously reported		As restated		As previously reported	As restated
	(in thousands)
Net cash (used in)/provided by operating activities	(2,594)		2,950	89		3,593		(6,780)	8,015
Net cash used in investing activities	(4,669)		(4,669)	(38,333)		(28,300)		(26,435)	(30,596)
Net cash provided by financing activities	7,840		2,296	40,786		27,249		62,938	52,363
Effect of exchange rate changes on cash and cash equivalents	(—	)(1)	—	(—	)(1)	—	(1)	121	62

(1)	Less than $1,000.

Our management has determined that this latest restatement and the other two previous restatements, as described in “Item 8A Controls and Procedures,” resulted from material weaknesses in our internal control over financing reporting. As a result of the material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with U.S. GAAP, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2005 and as of date of filing of this report on Form 10-KSB/A.

The latest restatement adjustments resulted in an increase in net income from $3.6 million to $3.7 million, from $6.7 million to $7.8 million, and from $12.4 million to $13.5 million, respectively. Accordingly, the resulting earnings per share in the three fiscal years increased from $0.11 to $0.12, from $0.22 to $0.25, and from $0.32 to $0.35, respectively. The increase in the net income and earnings per share was primarily attributable to the downward adjustment of the interest expenses because of an error in application of accounting principles relating to interest capitalization, and to a lesser degree, the other five adjustments as previously described. As all the three restatements primarily resulted from our past misapplication of accounting principles, we do not expect that these restatements will have an impact on our operational trends or result in any known uncertainties on a going-forward basis.

Overview

We are one of the largest manufacturers of lithium-based battery cells in China and the world, as measured by production output. We produce battery cells that are the principal component of rechargeable batteries commonly used to power the following applications:

•	cellular phones— customer segments include OEM and replacement battery manufactures;

•	cordless power tools; and

•	portable consumer electronics, such as digital media cameras, portable media players, portable gaming devices and PDAs.

Our products are packed into batteries by third-party battery pack manufacturers in accordance with the specifications of manufacturers of portable electronic applications. We believe that our proprietary technologies allow us to offer battery cells that are flexibly configured, lightweight, powerful and safe. We conduct all of our operations in China, in close proximity to China’s electronics manufacturing base and its rapidly growing market. Our access to China’s supply of low-cost skilled labor, raw materials, machinery and facilities enables us to price our products competitively in an increasingly price-sensitive market. In addition, we have automated key stages of our manufacturing process to be able to produce high-quality battery cells that consistently meet the stringent requirements of our customers.

Historically, we primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and OEM market. Prismatic cells targeted at the PRC replacement market, where cellular phone batteries produced by independent battery manufacturers are purchased for use in second-hand cellular phones or as back-up batteries, primarily comprise of steel-case cells. We also operate in the cellular phone battery OEM market, where we sell aluminum-steel cells for incorporation into branded batteries that are included in new cellular phones or are sold as replacement batteries. We have successfully established ourselves as a major competitor in the PRC domestic OEM market and leading brand names such as Lenovo, Ningbo Bird, Konka and Haier have designated us as a cell provider for their branded batteries. At the request of customers that order prismatic battery packs, we also engage battery pack manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers both for the replacement and OEM markets. We intend to leverage our strong technological capabilities we have developed over the years to continue our growth and expand our reach to the global cellular phone OEM market, and have been actively pursuing OEM qualifications from international brand names, such as Nokia and Motorola.

To meet the growing demand for our products and to capture new opportunities, we have recently substantially increased our production capacity from approximately 15 million units per month as at September 30, 2004 to approximately 22 million units per month as at September 30, 2005. We have also expanded our product offerings by adding the following new product lines:

•	High-power, lithium-phosphate cells for use in cordless power tools. We began commercial production of lithium-phosphate cells in the fourth quarter of calendar year 2005 for use in cordless power tools of Black & Decker, a leading power tools manufacturer.

•	Lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, Bluetooth headsets, digital medial players and digital audio players. We began commercial production of lithium polymer cells in September 2005.

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

Cellular Phones. Demand for batteries for cellular phones is driven by two factors. The first is the sales of new cellular phones. An OEM of cellular phones includes a battery with a new cellular phone. There is also a replacement market for cellular phone batteries. Demand in the replacement market is in turn driven by a number of factors. Often a consumer will purchase a second battery to carry as a spare. In addition, lithium-ion batteries have a finite life, so over time consumers will need to purchase a battery to replace the failed battery in their phone. As the number of active cellular phone subscribers increases, the number of replacement batteries sold increases. A market characteristic unique to the Chinese cellular phone market is that cell phones are often sold and resold during their useful life. Over time these cell phones require a replacement battery. Our customers for cellular phone battery cells fall into two segments:

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

Power tools. Power tools such as drills, saws and grinders are used for both commercial and personal use. Due to high power requirements, many power tools have historically used small combustion engines, used heavier nickel metal hydride batteries or relied on external power sources. Recently, manufacturers of power tools, such as Milwaukee, Black & Decker, Bosch, Metabo and Rigid have begun to use lithium-ion technology. Recently, the DeWalt division of Black & Decker began marketing a power took product line that uses nano lithium phosphate technology in its batteries. This technology has resulted in increased power of the batteries to 36 volts. The market for portable high-powered power tools is rapidly growing and has prompted many users, both commercial and personal, to replace or upgrade their current power tools.

Portable consumer electronics. This category includes digital audio players (such as MP3 players), digital still cameras, digital video cameras, portable DVD players, PDAs, Blackberries, portable gaming systems and Bluetooth devices. There is a rapid trend to use lithium based batteries in portable consumer electronics (both rechargeable and non-rechargeable) due to a desire for smaller, longer lasting devices.

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

Seasonality of Operating Results

Historically, our revenues were not materially impacted by seasonal variations. During the first several years of our operation, manufacturing capacities fell short of customer demands. As such, seasonality was minimal. Over the past year, we significantly increased manufacturing capacities to meet or exceed customer demand. Since we increased our manufacturing capacities, our revenues are now affected by seasonal variations in customer demand. We expect to experience seasonal lows in the demand for our products during the months of April to July, reflecting our customers’ decreased purchases. On the other hand, we will generally experience seasonal peaks during the months of September to March, primarily as a result of increased purchases from our customers. in anticipation of increased demand for consumer electronics. The months of October and February tend to be seasonally low sales months due to plant closures for the Chinese New Year and national holidays in the PRC.

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

The following table sets forth the breakdown of our revenues by battery cell type for the periods indicated.

	Year Ended September 30,
	2003	2004	2005
	(in thousands)
Prismatic cells
Steel-case cells	$19,689	$37,966	$56,965
Aluminum-case cells	271	13,082	23,721
Battery packs	—	12,436	20,169
Cylindrical cells	85	262	1,051
Lithium polymer cells	—	—	16

Total	$20,045	$63,746	$101,922

Our revenues have increased significantly during fiscal 2003, 2004, 2005 in part because of increased shipments as we ramped up our production capacity to meet customer demands for our products.

Cost of revenues. Cost of revenues consists primarily of material costs, employee remuneration of staff engaged in production activity, depreciation and related expenses that are directly attributable to the production of products. Cost of revenues also includes write-downs of inventory to lower of cost or market.

Cost of revenues from the sales of battery packs also includes the fees we pay to pack manufacturers for assembling our prismatic cells into battery packs.

R&D costs. Research and development costs primarily comprise of remuneration for R&D employees, depreciation and maintenance expenses relating to R&D equipment, and R&D material costs.

Sales and marketing expenses. Sales and marketing expenses consist primarily of remuneration for staff involved in selling and marketing efforts, including staff engaged in the packaging of goods for shipment, advertising costs, depreciation, and travel and entertainment expenses. We do not pay slotting fees to retail companies for displaying our products, engage in cooperative advertising programs, participate in buy-down programs or similar arrangements. No material estimates are required by management to determine our actual marketing or advertising costs for any period.

General and administrative expenses. General and administrative expenses consist primarily of employee compensation, professional fees, insurance, payroll taxes and benefits, general office expenses, depreciation and bad debt expenses.

Income taxes. Under applicable income tax laws and regulations, an enterprise located in Shenzhen, including the district where our operations are located, is subject to a 15% enterprise income tax. Further, according to PRC laws and regulations, foreign invested manufacturing enterprises are entitled to, starting from their first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Our PRC subsidiaries, Shenzhen BAK and BAK Electronics, are each entitled to a two-year exemption from enterprise income tax from their first profitable year, and a reduced enterprise income tax rate of 7.5% for the following three years. As such, for the first two calendar years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK is subject to enterprise income tax rate of 7.5%. BAK Electronic, established in August 2005, is eligible for the same preferential tax treatment applicable to Shenzhen BAK and currently is exempt from any enterprise income tax because it had no business operations in fiscal 2005.

In addition, due to the additional capital invested in Shenzhen BAK in 2005, Shenzhen BAK was granted a full tax exemption on 55.88% of its taxable income for calendar years 2005 and 2006, and a 50% tax exemption on 55.88% of its taxable income for calendar years from 2007 to 2009.

Furthermore, to encourage foreign investors to introduce advanced technologies to China, the PRC government has offered additional tax incentives to enterprises that are designated as foreign invested enterprises with advanced technologies. According to an official notice issued by Shenzhen Municipal Trade and Industry Bureau, Shenzhen BAK received such designation in August 2005. As a result, as long as Shenzhen BAK maintains this designation, it can apply for the extension of its current reduced tax rate of 7.5% for another three years, until December 31, 2009. In addition, if Shenzhen BAK’s profits are invested in or used to expand any enterprise with advanced technologies, it will be entitled to a tax credit equal to 40% of the income tax paid on such profits.

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

Our effective tax rates were (0.4)%, 6.1% and 4.6% for the fiscal years ended September 30, 2003, 2004 and 2005, respectively.

Results of Operations

The following sets forth certain of our income statement information for the years ended September 30, 2003, 2004 and 2005.

	Year Ended September 30,
	2003		2004		2005
	(restated)		(restated)		(restated)
	(in thousands, except percentages)
Statement of Operations Data
Revenues	$20,045	100.0%	$63,746	100.0%	$101,922	100.0%
Cost of revenues	14,534	72.5	50,294	78.9	76,047	74.6

Gross profit	5,511	27.5	13,452	21.1	25,875	25.4
Operating expenses:
Research and development costs	117	0.6	329	0.5	542	0.5
Sales and marketing expenses	440	2.2	1,805	2.8	3,855	3.8
General and administrative expenses	1,141	5.7	2,545	4.0	5,994	5.9

Total operating expenses	1,698	8.5	4,679	7.3	10,391	10.2

Operating income	3,813	19.0	8,773	13.8	15,484	15.2
Finance costs, net	121	0.6	454	0.8	845	0.9
Other expenses	3	— (1)	10	— (1)	490	0.5
Income tax expenses (benefit)	(15)	(0.1)	507	0.8	652	0.6

Net income	$3,704	18.5%	$7,802	12.2%	$13,497	13.2%

(1)	Less than 0.1%

Results of operations for the year ended September 30, 2005 as compared to the year ended September 30, 2004

Revenues

Revenues increased to $101.9 million for the year ended September 30, 2005 as compared to $63.7 million for the prior year, an increase of $38.2 million or 59.9%. Our revenues increased during 2005 primarily as a result of an increase in the number of units sold.

•	Revenues from the sales of steel-case cells increased to $57.0 million in fiscal 2005 from $38.0 million in fiscal 2004, an increase of $19.0 million or 50.0%, due to an increase in sales volume by 50.0% and the average selling price remaining stable.

•	Revenues from the sales of aluminum-case cells increased to $23.7 million in fiscal 2005 from $13.1 million in fiscal 2004, an increase of $10.6 million or 81.3%, due to an increase in sales volume by 71.8% driven by sales in the OEM market, and an increase in average selling price by 5.6%, primarily attributable to our ability to charge higher prices because of the enhanced performance of our products and a change in our customer mix to include leading PRC cellular phone brand owners that are willing to pay higher prices for products that meet their stringent requirements.

•	Revenues from sales of battery packs increased to $20.2 million in fiscal 2005 from $12.4 million in fiscal 2004, due to an increase in sales volume by 73.7%, offset by a decrease in average selling price by 6.6% primarily attributable to pricing pressure in a competitive battery pack market.

Cost of Revenues

Cost of revenues increased to $76.0 million for the fiscal year ended September 30, 2005, as compared to $50.3 million in fiscal year 2004, representing an increase of $25.7 million or 51.2%. The increase in cost of revenues was attributable to increased revenues and an increase in unit costs for aluminium-case cells, offset by a decrease in unit costs for steel-case cells and battery packs as a result of a decrease in prices for most raw materials and an increased yield in manufacturing. The increase in unit costs for aluminum-case cells was due to increased cost of materials and a change in our product mix toward a greater proportion of higher grade battery cells. Specifically,

•	unit cost of steel-case cells decreased by 6.8%;

•	unit cost of aluminum-case cells increased by 5.8%;

•	unit cost of battery packs decreased by 14.3%.

As a result, gross profit for fiscal 2005 was $25.9 million or 25.4% of revenues as compared to gross profit of $13.5 million or 21.1% of revenues for fiscal 2004.

Research and Development Costs

Research and development costs increased to $542,000 for the fiscal year ended September 30, 2005 as compared to $329,000 for the prior fiscal year, an increase of $213,000 or 64.7%. New initiatives, such as rechargeable lithium polymer batteries and lithium nickel-cobalt oxide anode research, depreciation from R&D equipment additions and an increase in patent applications and maintenance contributed to the increase.

Sales and Marketing Expenses

Sales and marketing expenses increased to $3.9 million for the year ended September 30, 2005, as compared to $1.8 million for the prior year, an increase of $2.1 million or 113.6%. Salaries increased to $2.0 million in fiscal 2005 from $741,000 in fiscal 2004, an increase of $1.3 million. The increase was the result of an increase in the number of employees and higher average salaries in fiscal 2005. Depreciation charges increased to $417,000 for fiscal 2005 from $8,600 for fiscal 2004 as we moved into our new facilities. Higher sales volumes increased packaging and transportation costs by $267,000.

General and Administrative Expenses

General and administrative expenses increased to $6.0 million for the fiscal year ended September 30, 2005 from $2.5 million for the prior fiscal year, an increase of $3.5 million. As a percentage of revenues, general and administrative expenses were 5.9% and 4.0% in fiscal 2005 and 2004, respectively. Salaries increased to $1.7 million in fiscal 2005 from $1.1 million in fiscal 2004, an increase of $600,000 or 54.5%, primarily as a result of additional employees. Audit, consulting and investor relations fees increased $551,000 from fiscal 2004 to fiscal 2005, reflecting the additional costs of operating as a public company since January 2005. We also contributed $655,000 to our staff welfare and bonus fund in fiscal 2005 and incurred expenses in the greenery projects of our BAK Industrial Park in the amount of $479,000 in fiscal 2005.

Operating Income

As a result of the foregoing, operating income totaled $15.5 million for the fiscal year ended September 30, 2005 as compared to operating income of $8.8 million for the fiscal year ended September 30, 2004, an increase of $6.7 million or 76.5%.

As a percentage of revenues, operating income was 15.2% in fiscal 2005 as compared to 13.8% for the prior fiscal year.

Finance Costs, Net

Finance costs, net increased to $845,000 for the fiscal year ended September 30, 2005 as compared to $454,000 for the prior fiscal year, an increase of $391,000 or 86.1%. The increase was attributable to the increase in the amount of our short-term bank loans in fiscal 2005 compared with that outstanding in fiscal 2004. We had $39.5 million in short-term bank loans as of September 30, 2005, as compared to $29.1 million outstanding as of September 30, 2004. Short-term bank loans bear interest at annual rates ranging from 4.5% to 6.1%, and maturities are generally less than twelve months. The funds obtained from the increased borrowings were primarily used to fund working capital and to purchase equipment.

Income Tax Expenses

Income tax expenses increased to $652,000 for the year ended September 30, 2005, as compared to $507,000 for the previous year. We commenced paying taxes at the annual rate of 7.5% for the final nine months of fiscal 2004, resulting in an effective tax rate of 6.1% for fiscal 2004. Although income taxes were paid at a 7.5% rate for all of 2005 on the original investment portion, no taxes were due in 2005 for the additional investment due to the tax holiday, resulting in a lower overall rate of 4.6%.

Net Income

As a result of the foregoing, we increased our net income to $13.5 million as compared to $7.8 million for the prior year, an increase of $5.7 million or 73.0%.

Results of operations for the year ended September 30, 2004 as compared to the year ended September 30, 2003

Revenues

Revenues increased to $63.7 million for the fiscal year ended September 30, 2004 as compared to $20.0 million for the prior fiscal year ended September 30, 2003, an increase of $43.7 million.

•	Revenues from the sales of steel-case cells increased to $38.0 million in fiscal 2004 from $19.7 million in fiscal 2003, an increase of $18.3 million or 92.8%, due to an increase in sales volume by 117.7%, offset by a decrease in average selling price by 11.5% reflecting the pricing pressure in a competitive replacement battery market.

•	Revenues from sales of aluminum-case cells, primarily for the replacement battery market, increased to $13.1 million in fiscal 2004 from $271,000 in fiscal 2003, due to a substantial increase in sales volume as we increased our production capacity and output for aluminum case cells, offset by a decrease in average selling price by 2.5%, reflecting the pricing pressure in a competitive replacement battery market.

•	Revenues from sales of battery packs were $12.4 million in fiscal 2004, our first sales of these products.

In fiscal year 2004, our customers continued to demand price concessions, while simultaneously demanding greater quality and services from us. In response to these conditions, we acted to contain costs and provided price reductions. Despite continued pricing pressure resulting in selling price reductions during the year, we were able to gain market share both domestically and internationally because, in our belief, our production volume and technological advantage gives us an advantage over our competitors with regard to supply ability and cost.

Cost of Revenues

Cost of revenues increased to $50.3 million for the fiscal year ended September 30, 2004 as compared to $14.5 million in fiscal year 2003, an increase of $35.8 million. The increase in cost of revenues was attributable to an increase in units sold offset by:

•	a decrease in unit costs for steel-case cells by 3.6%; and

•	an increase in unit costs for aluminum-case cells by 39.0% due to the increased cost of materials.

As a result, gross profit for fiscal 2004 was $13.5 million or 21.1% of revenues as compared to gross profit of $5.5 million or 27.5% of revenues for fiscal 2003.

Research and Development Costs

Research and development costs increased to $329,000 for the fiscal year ended September 30, 2004 as compared to $117,000 for the prior fiscal year, an increase of $212,000. The increase in our R&D employees to 107 as of September 30, 2004 from 58 as of September 30, 2003 was the primary factor accounting for the increase in this category. New initiatives, such as rechargeable lithium polymer batteries R&D, and an increase in patent applications and maintenance, requiring incremental employee hiring, contributed to the increase.

Sales and Marketing Expenses

Sales and marketing expenses increased to $1.8 million for the year ended September 30, 2004 as compared to $440,000 for the prior year. Salaries increased to $741,000 from $101,000, an increase of $640,000, primarily as a result of an increase in the number of employees and higher average salaries. Higher sales volumes increased packaging and transportation costs by $250,000. In connection with the introduction of a formal and coordinated marketing campaign, advertising costs increased to $201,000 from $70,000, an increase of $131,000.

General and Administrative Expenses

General and administrative expenses increased to $2.5 million for the fiscal year ended September 30, 2004 as compared to $1.1 million for the prior fiscal year, an increase of $1.4 million. As a percentage of revenues, general and administrative expenses were 4.0% and 5.7% in fiscal 2004 and fiscal 2003, respectively. The increase in the general and administrative expenses stemmed from an increase in our infrastructure to support the increased sales levels during fiscal 2004 through facilities expansion and the hiring of additional employees. Salaries increased to $1.1 million in fiscal 2004 from $254,000 in fiscal 2003, an increase of $846,000, primarily as a result of the hiring of additional employees.

Operating Income

As a result of the foregoing, operating income totaled $8.8 million for the fiscal year ended September 30, 2004 as compared to operating income of $3.8 million for the fiscal year ended September 30, 2003, an increase of $5.0 million.

As a percentage of revenues, operating income was 13.8% in fiscal 2004 as compared to 19.0% for the prior fiscal year.

Finance Costs, Net

Finance costs, net increased to $454,000 for the fiscal year ended September 30, 2004 as compared to $121,000 for the prior fiscal year, an increase of $333,000. The increase was attributable to the increase in the amount of our outstanding debt in fiscal 2004 compared with that outstanding in fiscal 2003. We had $29.1 million in short-term loans as of September 30, 2004 as compared to $3.5 million outstanding as of September 30, 2003. Short-term loans bear interest at rates ranging from 4.54% to 5.84%, and maturities of generally less than twelve months. The funds obtained from the increased borrowings were used to construct our new manufacturing facilities and to purchase associated equipment, which resulted in $28.3 million of capital expenditures. The remaining proceeds of the borrowing were used for working capital purposes.

Income Tax Expenses (Benefit)

Tax expenses increased to $507,000 for the year ended September 30, 2004 as compared to a tax benefit of $15,000 for the previous year. We commenced paying taxes at the annual rate of 7.5% in calendar year 2004, two years after we first had net income; however, because these taxes are based on a calendar year we only paid taxes for the final nine months of fiscal 2004, resulting in an effective tax rate of 6.1% for fiscal 2004. We were not required to pay taxes in fiscal 2003 because Shenzhen BAK was then exempted from any enterprise income tax. We recognised a tax benefit of $15,000 because we were able to defer certain deductions to future taxable years.

Net Income

Primarily as a result of increased sales during fiscal 2004, we increased our net income to $7.8 million as compared to $3.7 million for the prior year, an increase of $4.1 million.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans and bills payable under bank credit agreements, sales of bills receivable and issuance of capital stock. As of September 30, 2005, we had cash and cash equivalents of $33.1 million, as compared to $3.2 million as of September 30, 2004. In addition, we had pledged deposits amounting to $7.1 million and $19.4 million as of September 30, 2004 and September 30, 2005, respectively. Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances. The individual bank loans have maturities ranging from 5 to 12 months which coincides with the periods the cash remains pledged to the banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended September 30,
	2003		2004		2005
	(in thousands)
Net cash provided by operating activities	$2,950		$3,593		$8,015
Net cash used in investing activities	4,669		28,300		30,596
Net cash provided by financing activities	2,296		27,249		52,363
Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	(1)	62
Net increase in cash and cash equivalent	578		2,541		29,844
Cash and cash equivalents at the beginning of period	93		671		3,212
Cash and cash equivalents at the end of period	671		3,212		33,056

(1)	Less than $1,000

Operating Activities

Net cash provided by operating activities in fiscal 2005 was $8.0 million, compared to $3.6 million in fiscal 2004. The increase was mainly the result of an increase in net income, a decrease in our levels of inventories and a decrease in accounts and bills payable, partially offset by an increase in the levels of accounts receivable. Net cash provided by operating activities in fiscal 2003 was $3.0 million. The increase in cashflow from operating activities from fiscal 2003 to 2004 was mainly a result of an increase in net income, partially offset by a significant increase in the levels of inventories and accounts receivable.

Investing Activities

Net cash used in investing activities increased from $4.7 million in fiscal 2003, to $28.3 million in fiscal 2004 to $30.6 million in fiscal 2005, primarily as a result of an increase in our purchase of property, plant and equipment in connection with our capacity expansion.

Financing Activities

Net cash provided by financing activities amounted to $2.3 million in fiscal 2003, $27.2 million in fiscal 2004 and $52.4 million in fiscal 2005, primarily representing the net proceeds received from borrowings in fiscal 2004 and 2005 as well as the equity issuances in fiscal 2005. As of September 30, 2005, the principal outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed
	(in thousands)
Credit Facilities:
Agricultural Bank of China	$30,895	$27,279
Shenzhen Development Bank	18,537	13,656
China Construction Bank	12,358	3,707
Shenzhen Commercial Bank	6,179	6,179
China Minsheng Bank	4,943	4,943

Subtotal—Credit Facilities	$72,912	55,764

Amount Borrowed
(in thousands)
Lines of Credit:
Agricultural Bank of China	$5,176
Shenzhen Development Bank	776
Shenzhen Commercial Bank	2,468
China Minsheng Bank	4,939

Subtotal—Other Borrowings	13,359

Total Principal Outstanding	$69,123

The above outstanding principal amounts under credit facilities included short-term bank loans of $39.5 million and bills payable of $29.6 million.

For the purpose of presentation, the effect of increase in bills payable balances is included in operating activities in the statements of cash flows due to their nature.

We refinanced our short-term bank loans during fiscal 2005 at annual interest rates of 4.5% to 6.1%, payable monthly, and for terms of five to twelve months. These debt arrangements are generally guaranteed by Mr. Xiangqian Li, our Director, Chairman of the Board, President, and Chief Executive Officer, and Jilin Provincial Huaruan Technology Company Limited by Shares, a PRC company, or “Huaruan Technology”. Pursuant to the refinancing, we deposited $6.4 million of restricted cash, and pledged $7.7 million of inventory and $8.2 million of equipment and machinery as security for our comprehensive credit facility with Shenzhen Development Bank, or the Credit Facility. In addition, Mr. Li pledged 19,053,887 of his shares of our common stock to guarantee our obligations under the Credit Facility. Furthermore, if at any point during the term of the Credit Facility (i) our liabilities exceed 70% of our assets, (ii) our sales revenue declines by 10% from their levels for the prior calendar year or (iii) our net asset value declines by 10% compared to the same point during the prior calendar year, all outstanding debt, including interest and penalties due thereunder, will accelerate and become immediately due and payable. We are currently in compliance with these financial tests. The indebtedness to Shenzhen Commercial Bank is guaranteed by Mr. Li and by an unaffiliated third party guarantor.

We had short-term bank loans maturing in less than one year of $39.5 million as of September 30, 2005, an increase of $10.4 million as compared the amount on the same date of the last fiscal year.

On January 18, 2005, BAK International completed a private offering of 8,600,433 shares of its common stock for gross offering proceeds of $17.0 million or $1.98 per share. Investors in the offering participated in the subsequent exchange transaction with our company, and received 8,600,433 restricted shares of our common stock, along with attendant registration rights. Net proceeds from the financing of $15.5 million were used as follows: $4.3 million to expand production facilities, $1.8 million to enhance existing products and to research and develop new product offerings, and $9.4 million for working capital purposes.

On September 16, 2005, we sold 7,899,863 shares of our common stock for gross offering proceeds of $43.4 million or $5.50 per share. Net proceeds from that transaction of $39.9 million were used to purchase equipment and for working capital.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and proceeds from this offering will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from lending institutions. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Capital Expenditures

We made capital expenditures of $4.7 million, $28.3 million and $30.6 million in fiscal 2003, 2004 and 2005, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Year Ended September 30,
	2003	2004	2005
	(in thousands)
Construction costs	$693	$20,033	$20,293
Purchase of equipment	3,958	7,676	9,213
Capitalized interest	—	545	1,088

Total capital expenditures	$4,651	$28,254	$30,594

We do not hold the land use right to the tract of property on which we have constructed our manufacturing facilities and other related facilities. According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced. An ownership certificate will be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained.

We have begun construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, which we understand does not have the authority to grant us the land use rights certificate. Under our agreement with the Kuichong Township government, we have to pay for a 50-year land use rights certificate at an agreed unit price, which in the aggregate amounted to $4.0 million as of September 30, 2004 and $3.2 million as of September 30, 2005, following an adjustment of the site area after a land survey. Out of the $3.2 million, $0.3 million has been paid to the Kuichong Township government. We have been actively negotiating with the Shenzhen municipal government with a view to resolving the lack of authority issue, but we cannot assure you that we will be able to acquire the land use right by purchasing it directly from the Shenzhen municipal government on the same terms, or if at all. In the meantime, we have recognized a net payable purchase price of $2.9 million for the land use rights on the assumption that it will be on the same terms as those agreed with the Kuichong Township government.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2005:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)

Short-term bank loans	$39,545	$39,545	—	—	—

Bills payable	29,577	29,577	—	—	—

Operating lease obligations	401	281	$120	—	—

Capital commitments for the construction of buildings	1,063	1,063	—	—	—

Future interest payment on short-term bank loans	1,003	1,003	—	—	—

Total	$71,589	$71,469	$120	—	—

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2005.

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

Typically, no fees are received for this service. Thus in those transactions, Shenzhen BAK would have a contingent obligation related to the guaranty of payment in the event the underlying loan is in default.

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

We provided two of our unrelated suppliers guarantees to secure their bank borrowings. As of September 30, 2005, our maximum exposure under the guarantees was $4.8 million.

We have assessed the fair value of our obligations arising from the financial guarantees and considered they are immaterial to our consolidated financial statements. Therefore, no obligations under the guarantees were recognized as of September 30, 2005.

From time to time, we factor bills receivable to banks. At the time of the factoring, all rights and privileges of holding the receivables are transferred to the banks. We remove the asset from our books and records a corresponding expense for the amount of the discount. We remain contingently liable on the amount outstanding in the event the bill issuer defaults.

Our outstanding discounted bills at September 30, 2004 and 2005 are as follows.

	2004	2005
Bank acceptance bills	$1,938,812	$3,287,140
Commercial acceptance bills	—	741,473

	$1,938,812	$4,028,613

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of September 30, 2005 and 2004, the carrying amount of property, plant and equipment, net was $65.8 million and $41.7 million, respectively. As discussed in Note 2(j) to the consolidated financial statements, we assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not record any impairment charges for any of the fiscal years ended September 30, 2003, 2004 and 2005.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2005, we had not charged off any balances as we had yet to exhaust all means of collection.

Stock-Based Compensation

We have adopted the alternate intrinsic value method recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123. Pursuant to the requirements of SFAS No. 123, we disclose the pro forma effect of application of the preferred fair value method recognition provision. Further, effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. We determine fair value using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of our ordinary shares and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount we computed, which would have resulted in either an increase or decrease in compensation expense determined on a proforma basis and the effect upon adoption of SFAS 123R on October 1, 2005.

Changes in Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which became effective for us on October 1, 2005. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). The proforma impact of the adoption of SFAS 123R upon our consolidated financial statements is consistent with the fair value disclosures included in Note 2(q) to our audited financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) which became effective for us on October 1, 2005. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in inventory. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The impact of the adoption of SFAS 151 has not been material.

Exchange Rates

The financial records of Shenzhen BAK and BAK Electronics are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income (loss) in our shareholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars, were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per US Dollar
	2005	2004	2003
Balance sheet items as of September 30	8.0920	8.2769	8.2771
Amounts included in the statement of income and comprehensive income for the years ended September 30	8.2413	8.2767	8.2770

RMB are not readily convertible into U.S. dollars in the foreign exchange markets. The foreign exchange rate between the RMB and the U.S. dollar had been stable at approximately RMB 8.28 to $1.00 for the last few years. On July 21, 2005, the People’s Bank of China announced that it would allow the RMB to move to a flexible exchange rate with a maximum daily variance against the U.S. dollar of 0.3%. No provision has been made in the accompanying financial statements for the change in currency policy, nor has any determination been made, as to the potential impact, this may have on our future operations. As a result, the stated exchange rates may not accurately reflect the amount in U.S. dollars into which RMB could be actually converted at the date or during the periods reflected in the foregoing table.

Special Note for Forward-looking Statements

We make certain statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 . Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe that they are reasonable. These forward-looking statements include statements as to:

•	our anticipated growth strategies;

•	our future business development, results of operations and financial condition;

•	our expectation with respect to our ability to attract and retain customers;

•	our expectation with respect to our ability to achieve technological advance and discover new materials;

•	our expectation with respect to our ability to source our needs for skilled labor, machinery and raw materials economically;

•	our expectation on wide use of lithium-based battery for portable electronic applications;

•	our expectations with respect to our ability to secure raw materials in the future;

•	our expectations with respect to our ability to obtain OEM qualifications from brand names;

•	our expectations with respect to our ability to remediate any material weaknesses in our internal control over financial reporting;

•	competition in lithium-based battery market; and

•	the expected growth in market demand for cylindrical lithium-ion cells, high-power and lithium-phosphate cells and lithium polymer cells.

We do not guarantee that the transactions and events described in this Amendment will happen as described or that they will happen at all. You should read this prospectus completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements made in this Amendment relate only to events as of the date on which the statements are made. We undertake no obligation, beyond that required by law, to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made, even though our situation will change in the future.

You should read thoroughly this prospectus and the documents that we refer to in this prospectus with the understanding that our actual future results may be materially different from or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements. Other sections of this prospectus include additional factors that could adversely impact our business and financial performance. Moreover, we operate in an emerging and evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we access the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 7. Financial Statements

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

As disclosed in our current report on Form 8-K filed with the SEC on August 4, 2006, as amended on August 16, 2006, we appointed KPMG on May 15, 2006 as our independent registered public accounting firm to replace Schwartz Levitsky Feldman L.L.P. This current report on Form 8-K is hereby incorporated herein by reference.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-KSB/A. In addition, management has performed the same evaluation as of the date of filing this annual report on Form 10-KSB/A. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer.

First Restatement

In the course of the SEC review of registration statements on Form SB-2 (File Nos. 333-122209 and 333-130247), we restated on January 30, 2006, pursuant to Amendment No.1 to our annual report on Form 10-KSB for the fiscal year ended September 30, 2005, our consolidated balance sheet as of September 30, 2004, our consolidated statements of income and comprehensive income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the fiscal year ended September 30, 2004, and also extended or modified certain notes to these consolidated financial statements. This restatement resulted arose out of accounting errors relating to (1) misclassification of cash transactions, (2) incorrect charging to our statements of income and comprehensive income and comprehensive income for fiscal 2003 and 2004 for deficit attributable to 1,152,456 shares outstanding prior to our reverse merger on January 20, 2005, and (3) incorrect presentation of depreciating expenses in the statement of income and comprehensive income. The restatement in an increase in net cash from financing activities, a decrease in the number of common stock outstanding and a corresponding increase in paid-in capital, and a decrease in gross profit for the fiscal year ended September 30, 2004 by $1,635,971, or approximately 11%.

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

Third Restatement

As reported in the current report on Form 8-K filed with the SEC on August 4, 2006, we changed our independent registered public accounting firm from Schwartz Levitsky Feldman LLP to KPMG. We engaged KPMG on May 15, 2006 to audit the Company’s financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the course of the audit, KPMG notified our accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction relating to: (1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses; (2) the incorrect charging to shareholders’ equity for fiscal year 2005 the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income; (3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation of the applicable PRC laws; (4) the understatement of our accumulated foreign-currency translation adjustment for fiscal 2005 included in comprehensive income and overstatement of our additional paid-in capital due to a calculation error during consolidation; (5) other misstatements identified, which were individually not material, include of amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items, and (6) the consequential understatements or overstatements of income tax expenses. The net restatement adjustments resulting from these accounting misstatements resulted in an increase in our net income and earnings per share for the fiscal years 2003, 2004 and 2005, respectively. See “Explanatory Note” of this annual report on Form 10-KSB/A for more information.

Management’s Determination on Disclosure controls and procedure

Management has determined that the above-mentioned three restatements related to control deficiencies that in turn resulted from material weaknesses in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of existence of the material weaknesses, as described below, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2005, and as of the date of filing of this annual report on Form 10-KSB/A, our disclosure controls and procedures were not effective at a reasonable assurance level.

As we have restated our financial statements for the fiscal years ended September 30, 2003, 2004 and 2005, management believes that the financial statements included in this annual report on Form 10-KSB/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

We have taken, and continue to take, these remediation measures to address the material weaknesses in our internal control over financial reporting. Although we believe that these material weaknesses have not been fully resolved as of the date of filing of this annual report on Form 10-KSB/A, we are currently taking measures to fully remedy all material weaknesses by the end of fiscal year ending September 30, 2006. We are in the process of evaluating, implementing and testing our internal control procedures in anticipation of the compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending September 30, 2006.

Except for the foregoing remediation measures, there have been no material changes in our disclosure controls and procedures, or our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

Item 8B. Other Information

On August 19, 2005, BAK Battery entered into a credit facility agreement with Shenzhen Branch, China Construction Bank (“Construction Bank”) pursuant to which BAK Battery may borrow up to $12.4 million for working capital purposes (the “Construction Bank Credit Agreement”). On August 26, 2005 BAK Battery drew $3.7 million under the Credit Agreement, bearing interest at an annual rate of 5.481% and maturing February 26, 2006. Interest is payable monthly. Xiangqian Li, our Chairman and CEO has guaranteed our indebtedness under the Construction Bank Credit Agreement.

On December 1, 2005, BAK Battery drew an additional $2.4 million under Construction Bank Credit Agreement for working capital. This loan matures on June 1, 2006, and bears interest at an annual rate of 5.481%, with interest payable monthly.

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

On November 1, 2005, BAK Battery entered into a loan agreement with Shenzhen Development Bank, Longgang Branch (“Development Bank”), under BAK Battery’s Comprehensive Credit Facilities Agreement with such bank entered into on April 7, 2005 (the “Development Bank Loan Agreement”). Under this loan agreement, BAK Battery has borrowed approximately $1.2 million for working capital purposes. This loan matures on April 30, 2006, and bears interest at an annual rate of 6.138%. Interest is payable monthly.

The following events will constitute a breach of contract of the Development Bank Loan Agreement: (a) BAK Battery terminates its operations or is stopped from operating; (b) BAK Battery provides untrue documents or hides important financial information about its operations; (c) BAK Battery intentionally evades bank debts by using related party transactions or other means; (d) BAK Battery uses loan proceeds without Development Bank’s consent for purposes other than as stated in the Development Bank Loan Agreement or as otherwise agreed; or (e) the occurrence of any other event that endangers or may endanger the safety of the loan provided by Development Bank under the Development Bank Loan Agreement.

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

On September 22nd and 27th, 2005, BAK Battery borrowed $2.5 million and $1.1 million, respectively, under two separate loan agreements with Shenzhen Longgang Branch, Agricultural Bank of China (“Agricultural Bank”) under the Comprehensive Credit Facility Agreement with such bank entered into on May 20, 2005. Principal is payable March 22, 2006 and March 27, 2006, respectively. Each borrowing bears interest at an annual rate of 5.22% and interest is payable on the 20th of each month.

On November 30, 2005, and December 5, 2005, BAK Battery also entered into two additional loan agreements with the Agricultural Bank, under the Comprehensive Credit Facility Agreement with such bank entered into on May 20, 2005. The loan agreement entered into on November 30 replaced, and BAK Battery paid in full, the outstanding balance under the loan agreement with the Agricultural Bank, dated May 31, 2005, which had an outstanding principal balance at the time of payment of approximately $1.9 million. BAK Battery has borrowed approximately $1.9 million under the loan agreement entered into November 30 for working capital purposes. This loan matures on May 30, 2006, and bears interest at an annual rate of 5.22%, with interest payable monthly. Under the December 5 loan agreement, BAK Battery has borrowed approximately $1.8 million for working capital purposes. This loan matures on June 5, 2006, and bears interest at an annual rate of 5.22%, with interest payable monthly. The December 5 loan agreement replaces, and BAK Battery paid in full, the outstanding balance under the loan agreement with the Agricultural Bank, dated June 3, 2005, which had an outstanding principal balance at the time of payment of approximately $1.8 million.

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

Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table provides information about our executive officers, directors and director nominees and their respective ages and positions as of December 31, 2005. The directors listed below will serve until our next annual or special meeting of stockholders at which directors are elected:

Name	Age	Position Held
Xiangqian Li	37	Director, Chairman of the Board, President and Chief Executive Officer
Yongbin Han	36	Chief Financial Officer, Secretary and Treasurer
Huanyu Mao	54	Chief Operating Officer and Chief Technical Officer
Yanlong Zou	37	Vice President of Quality and Reliability Assurance and Purchasing
Shuquan Zhang	43	Vice President of Intellectual Property, Legal Matters and General Administration
Houde Liu	31	Vice President of Sales and Marketing

Xiangqian Li has served as our Director, Chairman of the Board, President and Chief Executive Officer since January 20, 2005. Mr. Li has been Chairman of Board of Directors and General Manager of BAK Battery since April 2001 and has also served as BAK Battery’s general manager since December 2003. Previously, Mr. Li served as (i) Chairman of the Board of Directors and General Manager of Shenzhen BAK Li-ion Battery Co., Ltd. from December 2000 until March 2001; (ii) as Chairman of the Board of Directors and General Manager of Jilin Province Huaruan Technology Company Limited by Stocks (“Huaruan Technology”) from March 2001 until June 2001; and (iii) as Chairman of the Board of Directors of Huaruan Technology from January 2001 until June 2003. Prior to 2001 Mr. Li was self employed. Mr. Li graduated from Lanzhou Railway Institute and holds a Bachelors degree in gas engineering. He is pursuing a Doctorate of quantity economics from Jilin University.

Yongbin Han has served as our Chief Financial Officer and Secretary since January 20, 2005. Mr. Han is a Chinese certified public accountant and certified PRC tax agent. Mr. Han has been Deputy General Manager of BAK Battery since April 2003. In that capacity he oversees the finance and accounting department. Previously, Mr. Han served as (i) Deputy General Manager of Huaruan Technology from January 2002 until April 2003 and (ii) Department Manager of Zhonghongxin Jianyuan Accounting Firm from July 1995 until July 2001. Mr. Han graduated from Changchun Tax Institute with a Bachelors degree in accounting.

Huanyu Mao has served as our Chief Technical Officer since January 20, 2005. Dr. Mao has been Chief Scientist of BAK Battery since September 2004. From 1997 until September 2004 Dr. Mao served as Chief Engineer of Tianjin Lishen Company. Dr. Mao received a Doctorate degree in electrochemistry in conducting polymers from Memorial University of Newfoundland, Canada.

Yanlong Zou has served as the vice president of quality and reliability assurance and purchasing of Shenzhen BAK since October 2004. Mr. Zou served as the deputy general manager of Shenzhen BAK from August 2001 to October 2004. Mr. Zou received a bachelor’s degree in railway vehicle engineering from the Lanzhou Railway Institute, China.

Houde Liu has served as the vice president of sales and marketing and the general manager assistant of Shenzhen BAK since May 2006. He has also been the general manager of BAK Electronics since March 2006. Mr. Liu served as the manager of general administration department, the president’s assistant and a director of Shenzhen BAK from November 2003 to May 2006. Prior to joining us, between January 2000 and November

2003, Mr. Liu was the deputy general manager of Shenzhen Metropolitan Drywall Panel Co., Ltd., a PRC-incorporated company engaged in the drywall panel business. Mr. Liu received a master’s degree in literature from the Huazhong University of Science and Technology, China.

Shuquan Zhang has served as the vice president of intellectual property, legal matters and general administration of Shenzhen BAK since October 2004. He served as the general manager’s assistant of Shenzhen BAK from February 2004 to October 2004. Prior to joining us, between August 1995 and December 2003, Mr. Zhang was the deputy general manager of Shenyang Hotel, China. Mr. Zhang received a bachelor’s degree in economics and management from the Party School of the Communist Party of China Central Committee.

Board Composition and Committees

As of December 31, 2005, the board of directors comprised one member, Xiangqian Li. On March 21, 2006, by written consent of the board of directors, Dr. Huanyu Mao, Mr. Richard Goodner, Mr. Joseph R. Mannes and Mr. Jay J. Shi were elected to become our directors, although their elections will not be effective until the end of the twentieth calendar day after an Information Statement under Section 14(c) of the Securities Exchange Act of 1934, as amended, which includes information relating to the choice of those individuals to become directors, is sent to our stockholders of the Company. This Information Statement was sent to our stockholders on or about April 19, 2006, and the appointment of Dr. Mao and Messrs. Goodner, Mannes and Shi as our directors became effective on May 12, 2006.

Richard B. Goodner has served as our director since May 12, 2006. Since June 2003, Mr. Goodner has served as the vice president for legal affairs and general counsel for U.S. Home Systems, Inc., a public company listed on the Nasdaq National Market. Since May 2006, Mr. Goodner also has been a director of Winner Medical Group Inc., a leading Chinese exporter of medical disposal products, which shares are traded on the Over-the-Counter Bulletin Board in the United States. From 1997 and 2003, Mr. Goodner was a partner in the law firm of Jackson Walker L.L.P. Mr. Goodner holds a bachelor of arts degree in economics from Eastern New Mexico University and a law degree from Southern Methodist University, the United States.

Joseph R. Mannes has served as our director since May 12, 2006. Mr. Mannes is the chief operating officer and principal supervisory officer of SAMCO Capital Markets, Inc., an independent investment banking firm based in Dallas, Tx. From 2001 to 2006, Mr. Mannes was managing director for corporate finance of SAMCO Capital Markets, an investment banking division of Penson Financial Services, Inc. based in Dallas, Tx. From 1998 to 2001, Mr. Mannes was chief financial officer for Clearwire Technologies, a fixed wireless technology developer and network services company in Arlington, Texas. Mr. Mannes holds an AB degree in philosophy and French from Dartmouth College and an MBA in finance and accounting from the Wharton School, Graduate Division, of the University of Pennsylvania. Mr. Mannes sits on the board of Tandy Leather Factory (AMEX: TLF), a Fort Worth, Tx based distributor and retailer of leather and related products. He also holds a Chartered Financial Analyst designation.

Jay J. Shi has served as our director since May 12, 2006. Since October 2005, Mr. Shi has served as the chairman and the chief technology officer of SoBright Technology, Co., Ltd., a PRC-based manufacture company. From March to September 2005, Mr. Shi was the president of Big Wave Consulting Co., a company engaged in consulting business in battery industry. From May 2002 to February 2005, Mr. Shi served as the senior manager/associate principal of TIAX, LLC, a U.S.-based collaborative research and development company. From May 1998 to April 2002, he was the senior manager of Arthur D. Little, Inc. Mr. Shi holds a Ph.D degree in physical chemistry from St. Andrews University, and a master of science in polymer sciences and a bachelor of science in chemistry from Zhejiang University, China. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Committees of the Board of Directors

In connection with our listing on the Nasdaq Global Market, we established on May 15, 2006 an audit committee, compensation committee and corporate governance and nomination committee, each of which consists entirely of independent directors.

Audit Committee

Our audit committee consists of Messrs. Goodner, Mannes and Shi, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Mannes serves as our audit committee financial expert as that term is defined by the applicable SEC rules. The audit committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;

•	discussing the annual audited financial statements with management and our independent auditors;

•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•	annually reviewing and reassessing the adequacy of our audit committee charter;

•	such other matters that are specifically delegated to our audit committee by our board of directors from time to time;

•	meeting separately and periodically with management and our internal and independent auditors; and

•	reporting regularly to the full board of directors.

Compensation Committee

Our compensation committee consists of Messrs. Goodner, Mannes and Shi, each of whom “independent” as that term is defined under the Nasdaq listing standards. Our compensation committee assists the board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

•	approving and overseeing the compensation package for our executive officers;

•	reviewing and making recommendations to the board with respect to the compensation of our directors;

•	reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

•	reviewing periodically and making recommendations to the board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee consists of Messrs. Goodner, Mannes and Shi, each of whom is “independent” as that term is defined under the Nasdaq listing standards. The corporate governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees. The corporate governance and nominating committee is responsible for, among other things:

•	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

•	reviewing annually with the board the current composition of the board in light of the characteristics of independence, age, skills, experience and availability of service to us;

•	identifying and recommending to the board the directors to serve as members of the board’s committees; and

•	monitoring compliance with our code of business conduct and ethics.

Director Compensation

At present we do not pay our directors a fee for attending scheduled and special meetings of our board of directors. We intend to reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings. As noted above, we intend to expand our board to include “independent” directors. It is anticipated that the appointment of independent members of our board will require us to pay fees comparable to those paid by other public companies in our peer group.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors, executive officers and holders of more than 10% of our Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than 10% stockholders are required by the Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied during the fiscal year ended September 30, 2005, with the exception of respective Forms 4 filed on behalf of Yongbin Han, Dr. Huanyu Mao, Yanlong Zou, Shuquan Zhang and Houde Liu.

Item 10. Executive Compensation

The following Summary Compensation Table sets forth all cash compensation paid to our chief executive officer for services rendered in all capacities to us during the noted periods. No executive officers received total annual salary and bonus compensation in excess of $100,000.

Summary Compensation Table

	Year	Annual Compensation		Long-Term Compensation		All Other Compensation
Name and Principal Position		Salary	Bonus	Restricted Stock Awards	Securities Underlying Options
Xiangqian Li,	2005	$8,736	0	N/A	N/A	$45,730	(1)
Chairman of the Board	2004	$8,709	0	N/A	N/A	N/A
President and Chief Executive Officer	2003	$8,699	0	N/A	N/A	N/A

(1)	Includes $45,730 for use of a company owned vehicle.

Mr. Timothy P. Halter served as our Chief Executive Officer without compensation from January 1, 2005 to January 21, 2005.

Option Grants In the Last Fiscal Year

The following table provides summary information concerning the individual grants of stock options to each of our executive officers identified as such in this prospectus.

Name	Shares of Common Stock Underlying the Outstanding Options	Percent of Total Options Granted to Employees in 2005	Exercise Price (Per Share)	Grant Date	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Terms
						5%	10%
Yongbin Han	200,000	10%	$6.25	May 16, 2005	May 16, 2011	$346,000	$764,000
Chief financial officer and treasurer
Huanyu Mao	200,000	10%	6.25	May 16, 2005	May 16, 2011	346,000	764,000
Chief operating officer and chief technology officer
Yanlong Zou	50,000	2.5%	6.25	May 16, 2005	May 16, 2011	86,600	191,000
Vice president of quality and reliability assurance and purchasing
Shuquan Zhang	50,000	2.5%	6.25	May 16, 2005	May 16, 2011	86,600	191,000
Vice president of intellectual property, legal matters and general administration
Houde Liu	50,000	2.5%	$6.25	May 16, 2005	May 16, 2011	$86,600	$191,000
Vice president of sales and marketing

Each option represents the right to purchase one share of our common stock. These options will become vested on July 1, 2007 but the options are exercisable only on three occasions at intervals of not less than six months with limitations on the number of shares exercisable on each occasion. In the fiscal year ended September 30, 2005, we granted options to purchase an aggregate of 2,000,000 shares of our common stock to our various employees.

The potential realizable value at assumed annual rates of stock price appreciation for the option term represents hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. SEC rules specify the 5% and 10% assumed annual rates of compounded stock price appreciation, which do not represent our estimate or projection of our future common stock prices. These amounts represent assumed rates of appreciation in the value of our common stock from the market price of our common stock at the time of grant. Actual gains, if any, on stock option exercises depend on the future performance of our common stock and overall stock market conditions. The amounts reflected in the table above may not necessarily be achieved.

Stock Option Plan

In May 2005, our board of directors adopted the China BAK Battery, Inc. 2005 stock option plan, which was approved by our stockholders effective May 12, 2006.

Our 2005 stock option plan provides for the grant of “nonqualified” stock options. These nonqualified stock options may be granted to our employees, non-employee directors and advisors and those of any of our subsidiaries or affiliates. However, advisors are only eligible to receive awards if they render bona fide services for us or any of our subsidiaries or affiliates. The exercise price of options granted pursuant to the plan must be at least equal to the fair market value of our common stock on the date of the grant. The plan authorizes the issuance of up to 4,000,000 shares of our common stock. We granted options to purchase 2,000,000 shares to approximately 55 individuals at fair market value on May 16, 2005, including options to purchase 200,000 shares granted to each of Yongbin Han, our Chief Financial Officer, Secretary and Treasurer, and Huanyu Mao, our Chief Operating Officer and Chief Technical Officer. We have 2,000,000 shares of our common stock remaining available for issuance under this plan.

The plan will generally terminate on May 16, 2055. Generally, stock options granted under this plan may not be transferred in any manner other than by will or by the laws of descent and distribution and may be exercised during the lifetime of the optionee only by the optionee. However, exceptions can be made to this restriction. Options granted under our 2005 stock option plan expire immediately upon the termination of the optionee’s service to us or to a subsidiary or affiliate of ours for misconduct, thirty-one days following termination if the termination is for reasons other than death, disability or cause, or 12 months following termination if the termination is due to death or disability. Upon a change in control, all outstanding stock options under our 2005 stock option plan either may be assumed or substituted for by the successor entity. If the successor entity determines not to assume or substitute for these stock options, the vesting provisions of such stock options will be accelerated, and the stock options will terminate upon the change of control if not previously exercised.

Employment, Change of Control and Severance Arrangements

BAK Battery has an employment agreement with Mr. Li for a term extending until June 30, 2009. We pay Mr. Li a salary in accordance with the Company’s policies; his annual salary for fiscal year 2005 was $8,736. This employment agreement also provides that we will pay social insurance benefits for Mr. Li, which we also provide to our other management employees. We or Mr. Li may terminate this employment agreement upon thirty days, prior written notice.

Item 11. Secu rity Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November 30, 2005, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares(2)		Percent of Voting Stock(3)
Xiangqian Li	21,233,437	(4)	43.4%
BAK Industrial park, No. 1 BAK Street Kuichong TownLonggang District, Shenzhen People’s Republic of China

Jinghui Wang	3,600,035		7.4%
Room 1706, Tian An Cyber Times Plaza Futian District, Shenzhen People’s Republic of China

Fenghua Li	2,498,051		5.1%
Room 42, Yinlian Tower Xi’an Street, Changchun City Jilin Province, People’s Republic of China

The Pinnacle Fund, L.P.	2,612,751	(5)	5.3%
4965 Preston Park Blvd., Suite 240 Plano, TX 75093

Huanyu Mao	249,805		*
BAK Industrial park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China

Yongbin Han	312,256		*
BAK Industrial park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China

Yanlong Zou	124,903		*
BAK Industrial park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China

Shuquan Zhang	132,709		*
BAK Industrial park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China

Houde Liu	—		—
BAK Industrial park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China

Directors and executive officers	22,053,110		45.1%
as a group (6 persons)

*	Denotes less than 1% of the outstanding shares of common stock
(1)	On November 30, 2005, there were 48,878,396 shares of common stock outstanding and no issued and outstanding preferred stock. Each person named above has the sole investment and voting power with respect to all shares of common stock shown as beneficially owned by the person, except as otherwise indicated below.

(2)	Under applicable SEC rules, a person is deemed to be the “beneficial owner” of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person’s economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.
(3)	In determining the percent of voting stock owned by a person on November 30, 2005, (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 48,878,396 shares in the aggregate of common stock outstanding on November 30, 2005, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.
(4)	Mr. Li is a party to an Escrow Agreement pursuant to which he agreed to place 2,179,550 shares of his common stock into escrow for the benefit of the new investors relating to the share issuance in January 2005 in the event we fail to satisfy certain “performance thresholds”, as defined in the Escrow Agreement. Our previously reported net income for the fiscal year ended September 30, 2005 exceeded the “performance threshold” for such period; accordingly, 1,089,775 of the shares placed in escrow by Mr. Li were released to Mr. Li. Because the recognition of a compensation charge in this connection would cause our net income for fiscal 2005 fall below $12 million and therefore entitle the investors to the shares released, Mr. Li has undertaken to transfer to those new investors the shares that were released to him. Mr. Li is also a party to a Lock-up Agreement pursuant to which he has agreed, except for distributions of his shares of common stock required under the Escrow Agreement, not to transfer his common stock for a period commencing January 20, 2005 and ending 12 months after the date our common stock is listed on either the Nasdaq Stock Market or another national stock exchange or quotation medium. Mr. Li is also a party to a Pledge Agreement pursuant to which he has agreed to pledge 19,053,887 shares of his common stock to Shenzhen Development Bank (Longgang Branch) as security for a comprehensive credit facility of the Company.
(5)	Barry Kitt has sole voting and investment control over the securities held by The Pinnacle Fund, L.P.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans. In accordance with the rules of the Commission, the information in the table is presented as of September 30, 2005, the end of our most recently completed fiscal year.

Plan category	Number of securities be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	2,000,000	6.25	2,000,000

Total	2,000,000	6.25	2,000,000

Item 12. Certain Relationships and Related Transactions

Shenzhen BAK has several outstanding short term bank loans and bills payable to (i) Agricultural Bank of China (Longgang Branch), (ii) Shenzhen Commercial Bank (Shuibei Branch), (iii) Shenzhen Development Bank (Longgang Branch) and (iv) China Minsheng Bank (Binhai/Shenzhen Branches) respectively, the proceeds of which were used primarily to fund the operations of our manufacturing facility located at the BAK Industrial Park and for general working capital requirements. At September 30, 2005, we had aggregate amounts due and payable under these debt arrangements of $69.1 million, including short-term bank loans of $39.5 million and bills payable of $29.6 million. The debt arrangements bear interest at rates ranging from 5.022% to 6.138% and have maturity dates ranging from six to twelve months. This indebtedness is generally guaranteed by BAK International, by Xiangqian Li, our director, Chairman of the Board, President and Chief Executive Officer, and by Jilin Provincial Huaruan Technology Company Limited by Shares, a PRC company (“Huaruan Technology”). Mr. Li has also pledged 19,053,887 of his 21,233,437 shares of our common stock to secure certain of our indebtedness. Mr. Li is the controlling shareholder and an executive officer of Huaruan Technology. The indebtedness to Shenzhen Commercial Bank is guaranteed by Mr. Li and by an unaffiliated third party guarantor. None of Mr. Li, Huaruan Technology or the third party guarantor received or is entitled to receive any consideration for the above referenced guarantees, and we are not independently obligated to indemnify any of those guarantors for any amounts paid by them pursuant to any guarantee.

On October 18, 2003, we acquired intangible assets, including a patent and other patent rights, from Huaruan Technology, an entity controlled by Xiangqian Li, our President and Chief Executive Officer. The total consideration paid to Huaruan Technology was $3.87 million. The consideration paid to Huaruan Technology in excess of the President’s carrying cost was charged to retained earnings as a distribution to the President.

On September 30, 2004, BAK Battery entered into a Financial Advisory Agreement with HFG International, Ltd., a Hong Kong corporation, pursuant to which HFG International agreed to provide BAK Battery with consulting help in implementing an organizational structure that would facilitate accessing the capital markets of the United States. In consideration for these services, HFG International was paid a fee of $400,000 in conjunction with the consummation of BAK Battery’s private placement on January 20, 2005. Timothy P. Halter, our former Chief Executive Officer, is the principal shareholder and an executive officer of HFG International. We believe the agreement was on terms at least as favorable to BAK Battery as those that could have been negotiated with an unaffiliated party providing similar services.

On June 10, 2004, we issued 99,858 shares of our $ 0.001 par value common stock to Harry Miller, our former President and Chief Executive Officer, in full settlement of a debt in the amount of $49,929 that we owed to Mr. Miller. The price of the transaction was $0.50 per share. The last reported sale price for shares of our common stock prior to that issuance was $0.50 per share.

Item 13. Exhibits

The following documents are filed as part of this report:

1. Financial Statements: The financial statements filed as part of this report are listed in the “Index to Financial Statements” on Page F-1 hereof.

2. Exhibits required to be filed by Item 601 of Regulation S-B:

Number		Description
3.1	*	Articles of Incorporation of the Registrant

3.2	*	Articles of Amendment

3.3	*	Amended and Restated Bylaws

3.4	*	Bylaws

10.1	*	Securities and Exchange Agreement by and among BAK International, Ltd., Medina Coffee, Inc. and the stockholders of BAK International, Ltd. dated as of January 20, 2005.

10.2	*	Escrow Agreement by and among Medina Coffee, Inc., the selling stockholders, Xiangqian Li, and Securities Transfer Corporation dated as of January 20, 2005.

Number		Description
10.3*		Lock-up Agreement by and between Medina Coffee, Inc. and Xiangqian Li dated as of January 20, 2005.

10.4*		Form of Subscription Agreement.

10.5		Intentionally omitted.

10.6		Intentionally omitted.

10.7		Intentionally omitted.

10.8		Intentionally omitted.

10.9		Intentionally omitted.

10.10	*	Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005.

10.11	*	Summary of Guaranty Contract of Maximum Amount by and between BAK International, Ltd. and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005.

10.12	*	Guaranty Contract of Maximum Amount by and between Xiangqian Li and Longgang Branch, Agricultural Bank of China dated as of May 20, 2005.

10.13	*	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 21, 2005.

10.14	*	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 24, 2005.

10.15	*	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated March 25, 2005.

10.16	*	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated November 30, 2005.

10.17	*	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China dated December 5, 2005.

10.18	*	Summary of Comprehensive Credit Facility Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 7, 2005.

10.19	*	Guaranty Contract of Maximum Amount Pledge by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank dated April 28, 2005.

10.20	*	Summary of Guaranty Contract of Maximum Amount Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 28, 2005.

10.21	*	Summary of Guaranty Contract of Maximum Amount Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 11, 2005.

10.22	*	Maximum Amount Guarantee Contract of Maximum Amount Pledge by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank dated April 28, 2005.

10.23	*	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated April 28, 2005.

10.24	*	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 18, 2005.

10.25	*	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 27, 2005.

Number		Description
10.26	*	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated June 3, 2005.

10.27	*	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 18, 2005.

10.28	*	Summary of Guaranty Contract of Pledge by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank dated May 15, 2005.

10.29	*	Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Minsheng Bank dated March 17, 2005.

10.30	*	Guaranty Contract of Maximum Amount between Jilin Provincial Huaruan Technology Company Limited by Shares and Shenzhen Branch, China Minsheng Bank dated March 5, 2005.

10.31	*	Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Minsheng Bank dated March 7, 2005.

10.32	*	Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank dated April 22, 2005.

10.33	*	Individual Guaranty Contract of Maximum Amount between Xiangqian Li and Shuibei Branch, Shenzhen Commercial Bank dated April 20, 2005.

10.34	*	Summary of Guaranty Contract of Maximum Amount between Shenzhen Tongli Hi-tech Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank dated April 21, 2005.

10.35	*	Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Agricultural Bank dated July 29, 2005.

10.36	*	Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Agricultural Bank dated July 29, 2005.

10.37	*	Guaranty Contract by Xiangqian Li in favor of Shenzhen Longgang Branch, Agricultural Bank of China dated July 29, 2005.

10.38		Intentionally omitted.

10.39	*	Summary of Guaranty Contract of Maximum Amount by Shenzhen BAK Battery Co., Ltd. and Shenzhen Development Bank dated August 30, 2005.

10.40	*	Summary of Guaranty Contract of Maximum Amount by Shenzhen BAK Battery Co., Ltd. and Shenzhen Commercial Bank dated March 17, 2005.

10.41	*	China BAK Battery, Inc. Stock Option Plan

10.42	*	Form of Nonqualified Stock Option Agreement under the China BAK Battery, Inc. Stock Option Plan

10.43	*	Form of Securities Purchase Agreement dated September 14, 2005 by and among China BAK Battery, Inc. and the investors signatory thereto.

10.44	*	Form of Registration Rights Agreement dated September 16, 2005 by and among China BAK Battery, Inc. and the investors signatory thereto.

10.45	*	Summary of Comprehensive Credit Facility Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Construction Bank dated August 24, 2005.

10.46	*	Irrevocable Letter of Guaranty made by Xiangqian Li in favor of Shenzhen Branch, China Construction Bank dated August 19, 2005.

10.47	*	Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Agricultural Bank of China dated September 22, 2005.

Number		Description
10.48	*	Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Agricultural Bank of China dated September 27, 2005.

10.49	*	Guaranty Contract of Maximum Amount made by Shenzhen BAK Battery Co., Ltd. in favor of Longhua Branch, Shenzhen Development Bank dated September 16, 2005.

10.50	*	Roth Capital Partners, LLC Warrant dated September 16, 2005.

10.51	*	Global Hunter Securities, LLC Warrant dated September 16, 2005.

10.52	*	Indemnification Agreement of Heritage Management Consultants, Inc.

10.53	*	Employment Agreement between Shenzhen BAK Battery Co., Ltd. and Xiangqian Li dated August 3, 2001.

10.54	*	Employment Agreement between Shenzhen BAK Battery Co., Ltd. and Yongbin Han dated April 18, 2003.

10.55	*	Employment Agreement between Shenzhen BAK Battery Co., Ltd. and Huanyu Mao dated September 1, 2004.

21.1	*	Subsidiaries of the Registrant.

31.1		Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Amendment No. 2 to Form 10-KSB.

Item 14. Principal Accounting Fees and Services

Independent Auditors’ Fees

The following table summarizes the fees of Schwartz Levitsky Feldman L.L.P., our independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2005	2004
Audit Fees(1)	$161,000	$190,000
Audit-Related Fees(2)	97,000	—
Tax Fees(3)	—	—
All Other Fees	—	—
Total Fees	$258,000	$190,000

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to employee benefit audits, internal control reviews, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

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

Pre Approval Policies and Procedures

As of September 30, 2005, we did not have an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

China BAK Battery, Inc.:

We have audited the accompanying consolidated balance sheets of China BAK Battery, Inc. and subsidiaries as of September 30, 2004 and 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China BAK Battery, Inc. and subsidiaries as of September 30, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

As described in Note 3 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheets as of September 30, 2004 and 2005 and the related consolidated statements of income and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005, which were previously audited by other independent accountants, to correct certain accounting errors that were detected after the original issuance of those consolidated financial statements.

/s/ KPMG

Hong Kong, China

August 22, 2006

China BAK Battery, Inc. and subsidiaries

Consolidated balance sheets

As of September 30, 2004 and 2005

(In US$)

	Note	2004	2005
		(as restated)	(as restated)
Assets
Current assets
Cash and cash equivalents		$3,212,176	$33,055,784
Pledged deposits	4	7,120,069	19,392,280
Trade accounts receivable, net	5	21,017,683	43,863,782
Inventories	6	29,535,985	21,696,226
Prepayments and other receivables	7	1,556,617	2,155,570

Total current assets		62,442,530	120,163,642

Property, plant and equipment, net	9, 19	41,706,010	65,751,208
Lease prepayments, net	10	4,002,586	3,154,799
Intangible assets, net	11	58,362	53,379
Amounts due from related parties	20(ii)	911,093	271,873
Deferred tax assets	8(b)	34,284	91,294

Total assets		$109,154,865	$189,486,195

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Consolidated balance sheets—(continued)

As of September 30, 2004 and 2005

(In US$)

	Note	2004	2005
		(as restated)	(as restated)
Liabilities
Current liabilities
Short-term bank loans	12	$29,116,478	$39,545,230
Accounts and bills payable		40,113,362	45,118,786
Accrued expenses and other payables	13	19,419,945	14,279,591

Total current liabilities		88,649,785	98,943,607
Deferred tax liabilities	8(b)	75,394	233,445

Total liabilities		88,725,179	99,177,052

Commitments and contingencies	19

Shareholders’ equity
Ordinary shares $ 0.001 par value; 100,000,000 authorized; 31,225,642 and 48,878,396 issued and outstanding as of September 30, 2004 and 2005 respectively	14	31,226	48,878
Additional paid-in-capital		12,052,845	67,415,501
Statutory reserves	23	1,724,246	3,034,141
Retained earnings		6,621,539	18,805,368
Accumulated other comprehensive (loss) / income		(170)	1,005,255

Total shareholders’ equity		20,429,686	90,309,143

Total liabilities and shareholders’ equity		$109,154,865	$189,486,195

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Consolidated statements of income and comprehensive income

For the years ended September 30, 2003, 2004 and 2005

(In US$)

	Note	2003	2004	2005
		(as restated)	(as restated)	(as restated)
Net revenues	22	$20,045,496	$63,746,202	$101,921,583
Cost of revenues	9, 17	(14,534,988)	(50,293,766)	(76,046,927)

Gross profit		5,510,508	13,452,436	25,874,656

Operating expenses:
Research and development costs		(116,789)	(328,779)	(541,735)
Sales and marketing expenses	9, 17	(439,906)	(1,804,705)	(3,854,490)
General and administrative expenses	9, 17	(1,140,680)	(2,546,434)	(5,994,600)

Total operating expenses		(1,697,375)	(4,679,918)	(10,390,825)

Operating income		3,813,133	8,772,518	15,483,831
Finance costs, net	16	(120,803)	(454,263)	(845,327)
Other expenses		(3,310)	(9,685)	(490,018)

Income before income taxes		3,689,020	8,308,570	14,148,486
Income taxes	8(a)	15,065	(506,632)	(651,938)

Net income		$3,704,085	$7,801,938	$13,496,548

Other comprehensive (loss) / income
—Foreign currency translation adjustment		(52)	(118)	1,005,425

Comprehensive income		$3,704,033	$7,801,820	$14,501,973

Net income per share:
—Basic	15	$0.12	$0.25	$0.35

—Diluted	15	$0.12	$0.25	$0.35

Weighted average number of ordinary shares:
—Basic	15	31,225,642	31,225,642	38,288,874

—Diluted	15	31,225,642	31,225,642	38,408,625

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Consolidated statements of shareholders’ equity

For the years ended September 30, 2003, 2004 and 2005

(In US$)

	Note	Ordinary shares		Additional paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
		Number of shares	amount
				(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Balance as of October 1, 2002 (as restated)		31,225,642	$31,226	$1,176,927	$107,585	$598,265	$—	$1,914,003
Net income		—	—	—	—	3,704,085	—	3,704,085
Appropriation to statutory reserves		—	—	—	543,998	(543,998)	—	—
Foreign currency translation adjustment		—	—	—	—	—	(52)	(52)

Balance as of September 30, 2003 (as restated)		31,225,642	31,226	1,176,927	651,583	3,758,352	(52)	5,618,036
Capital contributions from shareholders	14	—	—	10,875,918	—	—	—	10,875,918
Net income		—	—	—	—	7,801,938	—	7,801,938
Appropriation to statutory reserves		—	—	—	1,072,663	(1,072,663)	—	—
Deemed distribution to the then controlling shareholder—payment for intangible assets	20	—	—	—	—	(3,866,088)	—	(3,866,088)
Foreign currency translation adjustment		—	—	—	—	—	(118)	(118)

Balance as of September 30, 2004 (as restated)		31,225,642	31,226	12,052,845	1,724,246	6,621,539	(170)	20,429,686
Net income		—	—	—	—	13,496,548	—	13,496,548
Reverse acquisition	1	1,152,458	1,152	—	—	(2,824)	—	(1,672)
Issuance of ordinary shares, net of transaction costs of 5,070,091	14	16,500,296	16,500	55,362,656	—	—	—	55,379,156
Appropriation to statutory reserves		—	—	—	1,309,895	(1,309,895)	—	—
Foreign currency translation adjustment		—	—	—	—	—	1,005,425	1,005,425

Balance as of September 30, 2005 (as restated)		48,878,396	$48,878	$67,415,501	$3,034,141	$18,805,368	$1,005,255	$90,309,143

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Consolidated statements of cash flows

For the years ended September 30, 2003, 2004 and 2005

(In US$)

	2003	2004	2005
	(as restated)	(as restated)	(as restated)
Cash flow from operating activities
Net income	$3,704,085	$7,801,938	$13,496,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	379,551	1,758,476	3,580,791
Bad debt expense	449,755	326,990	769,807
Deferred income taxes	(15,065)	56,177	98,288
Changes in operating assets and liabilities:
Trade accounts receivable	(5,831,368)	(14,561,780)	(23,675,275)
Inventories	(6,908,083)	(21,542,204)	7,839,759
Prepayments and other receivables	(1,068,410)	69,451	(572,594)
Accounts and bills payable	10,845,330	28,850,284	5,005,424
Accrued expenses and other payables	1,394,518	833,485	1,471,678

Net cash provided by operating activities	2,950,313	3,592,817	8,014,426

Cash flow from investing activities
Purchases of property, plant and equipment	(4,651,393)	(28,253,804)	(30,593,615)
Purchases of intangible assets	(17,302)	(46,602)	(2,015)

Net cash used in investing activities	$(4,668,695)	$(28,300,406)	$(30,595,630)

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Consolidated statements of cash flows—(continued)

For the years ended September 30, 2003, 2004 and 2005

(In $)

	2003	2004	2005
	(as restated)	(as restated)	(as restated)
Cash flow from financing activities
Proceeds from borrowings	$3,624,411	$43,066,650	$63,011,550
Repayment of borrowings	(507,424)	(17,429,652)	(52,582,798)
Increase in pledged deposits	(820,692)	(6,299,377)	(12,272,211)
Amounts (paid to)/received from related parties	—	(911,093)	639,220
Advances from (repayments to) Changzhou Lihai Investment Consulting Co., Ltd.	—	1,812,316	(1,812,316)
Deemed distribution to shareholder—intangible assets	—	(3,866,088)	—
Proceeds from issuance of capital stock, net	—	10,875,918	55,379,156
Contribution from shareholders acquiring shares of BAK International Limited	—	—	11,500,000
Distribution to shareholders in connection with acquisition of shares of China BAK Battery, Inc.	—	—	(11,500,000)

Net cash provided by financing activities	2,296,295	27,248,674	52,362,601

Effect of exchange rate changes on cash and cash equivalents	—	166	62,211

Net increase in cash and cash equivalents	577,913	2,541,251	29,843,608
Cash and cash equivalents at the beginning of year	93,012	670,925	3,212,176

Cash and cash equivalents at the end of year	$670,925	$3,212,176	$33,055,784

Supplemental disclosure of cash flow information
Cash received during the year for:
Bills receivable discounted to bank	$—	$2,603,314	$11,946,809

Cash paid during the year for:
Bills discounting charges	$—	$111,163	$220,431

Income taxes	$—	$338,912	$487,808

Interest, net of amounts capitalized	$50,618	$427,535	$842,145

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements

As of September 30, 2003, 2004 and 2005

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

The shares of the Company have been traded in the over-the-counter market through the Over-the-Counter Electronic Bulletin Board since 2005. On May 31, 2006, the Company obtained approval to list its common stock on the National Association of Securities Dealers Automated Quotations stock market, and trading commenced that same date under the symbol “CBAK”.

Basis of Presentation and Organization

As of September 30, 2005, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; and ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); and iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”) a wholly-owned limited liability company established by BAK International in August 2005 in the PRC.

BAK International, a non-operating holding company that had substantially the same shareholders as Shenzhen BAK, entered into a share swap transaction with Shenzhen BAK on November 6, 2004 for the purpose of the subsequent reverse acquisition of the interest of China BAK as described below. Pursuant to the terms of the transaction, the parties exchanged all outstanding shares of their capital stock for $11.5 million in cash, and as a result, BAK International became the parent company of Shenzhen BAK. Certain shareholders of Shenzhen BAK, representing ownership interests of approximately 1.85%, elected not to acquire shares in BAK International. The non-participating shareholders of Shenzhen BAK sold their right to acquire their proportional ownership interests in BAK International for cash, and the proportionate interests in BAK International to which the non-participating shareholders were entitled were acquired by the transferees. After the share swap transaction between BAK International and the shareholders of Shenzhen BAK was complete, there were 31,225,642 shares of BAK International stock outstanding, exactly the same as the number of shares of capital stock of Shenzhen BAK outstanding immediately prior to the share swap, and the shareholders of BAK International were substantially the same as the shareholders of Shenzhen BAK prior to the share purchases. Consequently, the share purchases between BAK International and the shareholders of Shenzhen BAK have been accounted for as a reverse acquisition of Shenzhen BAK with no adjustment to the historical basis of the assets and liabilities of Shenzhen BAK, and the operations were consolidated as though the transactions occurred as of the beginning of the first accounting period presented in the accompanying consolidated financial statements.

On January 20, 2005, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of $17,000,000. In conjunction with this financing, Mr. Li Xiangqian, the Chairman and Chief Executive Officer of the Company agreed to place 2,179,550 shares of the Company’s common stock owned by him into an escrow

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

account, of which 50% are to be released to the investors in the private placement if audited net income of the Group for the fiscal year ended September 30, 2005 is not at least $12,000,000, and the remaining 50% are to be released to investors in the private placement if audited net income of the Group for the fiscal year ending September 30, 2006 is not at least $27,000,000. If the audited net income of the Group for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr. Li Xiangqian (the “Escrow Arrangement”).

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

The share swap transaction has been accounted for as a capital-raising transaction of the Company whereby the historical financial statements and operations of Shenzhen BAK are consolidated using historical carrying amounts. The 1,152,458 shares of China BAK outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $1,672. The accompanying consolidated financial statements reflect the capital-raising transaction of the Company as if the transaction occurred as of the beginning of the first period presented.

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) or in Hong Kong, the accounting standards used in the places of their domicile. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company’s subsidiaries to present them in conformity with US GAAP.

2. Summary of Significant Accounting Policies and Practices

(a) Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

(b) Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of September 30, 2004 and 2005, there were no cash equivalents.

(c) Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses.

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection. The Company does not have any off-balance-sheet credit exposure to its customers, except for outstanding bills receivable discounted with banks (see note 19) that are subject to recourse for non-payment.

(d) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Cost of work in progress and finished goods comprises direct materials, direct production cost and an allocated portion of production overheads.

(e) Investment Securities

The Company classifies its equity securities into trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not included in trading securities are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in the net income. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from net income and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged as an expense to the statement of income and comprehensive income and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end, and forecasted performance of the investee.

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

(f) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are calculated based on the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

Buildings	30-40 years
Machinery and equipment	5-12 years
Office equipment	5 years
Motor vehicles	8 years
Leasehold improvements	1-5 years

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

Construction in progress represents expenditures in respect of the Company’s new corporate campus, including offices, factories and staff dormitories, under construction. All direct costs relating to the acquisition or construction of the Company’s new corporate campus and equipment, including interest charges on borrowings, are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

(g) Lease Prepayments

Lease prepayments represent the cost of land use rights in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years.

(h) Foreign Currency Transactions and Translation

The reporting currency of the Company is the United States dollar (“US dollar”). Transactions denominated in currencies other than US dollar are translated into US dollar at the average rate for the period. Monetary assets and liabilities denominated in currencies other than US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the statements of income and comprehensive income.

The financial records of the Company’s operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expenses items are translated using the average rate for the period. The translation adjustments are recorded in accumulated other comprehensive income in the statements of shareholders’ equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into United States dollars (“$”) has been made at the following exchange rates for the respective years:

September 30, 2005
Balance sheet	RMB 8.0920 to $ 1.00
Statement of income and comprehensive income	RMB 8.2413 to $ 1.00

September 30, 2004
Balance sheet	RMB 8.2769 to $ 1.00
Statement of income and comprehensive income	RMB 8.2767 to $ 1.00

September 30, 2003
Balance sheet	RMB 8.2771 to $ 1.00
Statement of income and comprehensive income	RMB 8.2770 to $ 1.00

Commencing from July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of US dollar against RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

(i) Intangible Assets

Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives. The respective amortization periods for the intangible assets are as follows:

Trademarks	10 years
Technology	7 years
Software	5 years

(j) Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

(k) Revenue Recognition

The Company recognizes revenue on product sales, including, when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on the majority of Shenzhen BAK’s products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns, which is based on historical sales returns data, is the Company’s best estimate of the amounts of goods that will be returned from its customers.

(l) Cost of Revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of revenues.

(m) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

(n) Research and Development and Advertising Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development. Advertising cost, included in sales and marketing expenses, amounted to $65,900, $201,200 and $297,998 for the years ended September 30, 2003, 2004 and 2005 respectively.

(o) Bills Payable

Bills payable represent bills issued by financial institutions to the Company’s vendors. The Company’s vendors receive payments from the financial institutions directly upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

(p) Government Grants

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses incurred. There were no government grants offset against the research and development costs for the year ended September 30, 2003. Government grants of $120,821 and $60,670 were offset against the research and development costs for the years ended September 30, 2004 and 2005 respectively. Government grants recorded as deferred income amounted to $181,232 and $185,368 as at September 30, 2004 and 2005 respectively.

(q) Share-based Compensation

As permitted by Statements of Financial Accounting Standards (“SFAS”) No.123 “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations including Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if on the date of grant the market price of the underlying stock exceeded the exercise price. SFAS 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended.

The Company grants share options to officers, employees and consultants to reward for services.

In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to 4,000,000 shares of the Company’s ordinary shares. The exercise price of the options granted, pursuant to the Plan, must be at least equal to the fair market value of the Company’s ordinary shares at the date of the grant. The Plan will terminate on May 16, 2055.

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

Pursuant to the Plan, the Company issued 2,000,000 options with an exercise price of $6.25 per share on May 16, 2005. In accordance with the vesting provisions of the grants, the options will become vested and exercisable under the following schedule:

Numbers of Share	Percentage of Options Issued	Initial Vesting Date
800,000	40%	July 1, 2007
600,000	30%	January 1, 2008
600,000	30%	July 1, 2008

2,000,000	100%

The Company accounts for stock-based compensation in accordance with SFAS 123. As permitted by SFAS 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by APB 25. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company’s net income and net income per ordinary share would have been adjusted to the pro forma amounts indicated below:

2005
Net income, as reported	$13,496,548
Deduct: total stock-based compensation expenses determined under the fair value, net of related tax effects	(1,068,243)

Pro forma net income	$12,428,305

Net income per share:
As reported—Basic	$0.35

—Diluted	$0.35

Pro-forma—Basic	$0.32

—Diluted	$0.32

The fair value of each option award is estimated on the date of grant using a Black-Scholes Option Valuation Model that uses the assumptions noted in the following table. The expected volatility was based on the historical volatilities of the Company’s listed common stock in the United States and other relevant market data. The Company uses historical data to estimate employee termination within the valuation model. The expected life of options granted is the period between the option grant date and the expected exercise date which is the mid-point of the exercisable date and the expiry date, which represents the period of time that options granted are expected to be outstanding. Since the share options once exercised will primarily trade in the U.S. capital market, the risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

For the years ended September 30, 2003 and 2004, no stock options were granted.

The fair value of share warrants granted to the Company’s financial advisors and other external parties in connection with the share issuance in 2005 (see Note 14) has been recorded within equity as a cost of the offering, and therefore, the issuance of the share warrants does not have any impact on the net income.

(r) Retirement and Other Postretirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to cost of revenues, sales and marketing expenses and general and administrative expenses in the consolidated statements of income and comprehensive income as and when the related employee service is provided.

(s) Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the period. Dilutive potential ordinary shares consist of shares issuable pursuant to the stock options plan and the share warrants issued.

(t) Use of Estimates

The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of long-lived assets; provisions for inventories; valuation allowances for receivables; and provision for sales returns. Actual results could differ from those estimates.

(u) Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of Li-ion rechargeable batteries (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

(v) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(w) Recently Issued Accounting Standards

SFAS 151, Inventory Costs—an amendment of ARB No.43

In November 2004, the FASB issued SFAS 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

production facilities. SFAS 151 will be effective for the Company for inventory costs incurred on or after October 1, 2005. Given the production lines of the Company have generally reached normal capacity and there are no idle production facilities, management does not expect that the adoption of this Statement to have a material effect on the Company’s consolidated financial statements.

SFAS.123 (Revised 2004),—Share-Based Payment

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which requires companies to measure and recognize compensation expenses for all stock-based payment at grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). This statement replaces SFAS 123 and supersedes APB 25. SFAS 123R is effective for all small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt the standard at the beginning of the fiscal quarter ended March 31, 2006. Upon adoption of SFAS 123R, the Company expects to record additional annual compensation expense of approximately $2.7 million, based on options outstanding at September 30, 2005.

A compensation charge related to shares potentially earned by Mr Li Xiangqian for the year ending September 30, 2006 pursuant to the Escrow Arrangement, will be recognized to the extent that the 2006 performance threshold is achieved, after consideration of the potential impact of related compensation expense. The compensation charge would be based on the grant date fair value of the shares in accordance with the requirements of SFAS 123R.

3. Restatements of Consolidated Financial Statements

Subsequent to the original issuance of the Company’s September 30, 2005 consolidated financial statements, management determined that certain amounts previously reported in its consolidated financial statements had been misstated. Details of the misstatements are set out below:

(i) Interest expense for the years ended September 30, 2004 and 2005 was overstated due to an error in the application of accounting principles relating to capitalized interest. Accordingly, the related property, plant and equipment, construction in progress and depreciation expense were understated.

(ii) Provision for staff and workers’ bonus and welfare fund as required by the relevant PRC’s rules and regulations was incorrectly charged directly to shareholders’ equity for the year ended September 30, 2005. The amount should be charged to statements of income and comprehensive income as it represents compensation and benefit obligations to the employees of the Group.

(iii) Pursuant to the relevant PRC rules and regulations, the Group is required to make contributions to a social insurance plan for the Group’s employees in the PRC at the applicable rates based on the employees’ salary. The provision for such social insurance was overstated due to misinterpretation of the applicable PRC rules and regulations for each of the years in the three-year period ended September 30, 2005.

(iv) Accumulated foreign-currency translation adjustment for the year ended September 30, 2005 included in comprehensive income was understated, and additional paid-in capital was overstated due to a calculation error during consolidation.

(v) Other misstatements identified, which were individually not material, include amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses and certain cash flow items.

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

(vi) The above misstatements also resulted in the under/over-statements in income tax expense in the three-year period ended September 30, 2005.

(vii) Apart from the above misstatements, the Escrow Arrangement regarding the shares placed by Mr Li Xiangqian in an escrow account and the subsequent release of those shares based on the fulfillment of certain performance thresholds (see Note 1) constitutes a compensatory plan to Mr Li Xiangqian. In accordance with SFAS 123 and APB 25, a compensation charge would be recorded in the financial statements of the Company should these performance thresholds be achieved and shares released to Mr Li Xiangqian. However, as the Company did not meet the performance threshold for the year ended September 30, 2005 after consideration of the related compensation charge, the Company has determined that the threshold has not been achieved, and therefore no compensation charge was recorded by the Company for the year ended September 30, 2005.

The accompanying consolidated balance sheets as of September 30, 2004 and 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2005 have been restated to reflect the correction of these matters. The adjustments to restate the Company’s previous issued consolidated financial statements are summarized below. In addition, certain amounts have been reclassified to conform with this year’s presentation.

The above mentioned adjustments have no effect on the beginning shareholders’ equity as of October 1, 2002.

The following table presents the effects of the above mentioned adjustments on net income

	2003	2004	2005
Net income, previously reported	$3,576,031	$6,746,307	$12,374,377
Restatement adjustments:
Interest capitalization, net of depreciation	—	545,024	1,082,836
Provision for staff and workers’ bonus and welfare fund	—	—	(654,848)
Provision for social insurance	126,083	748,297	810,228
Other misstatements	(13,094)	(125,391)	9,053
Income taxes	15,065	(112,299)	(125,098)

Net income, restated	$3,704,085	$7,801,938	$13,496,548

The following tables present the impact of the above mentioned adjustments to the consolidated financial statement information

Statement of income and comprehensive income information:

	2003
	As previously reported	Adjustments	As restated
Cost of revenues	$(14,529,798)	$(5,190)	$(14,534,988)
Gross profit	5,515,698	(5,190)	5,510,508
Sales and marketing expenses	(445,832)	5,926	(439,906)
General and administrative expenses	(1,252,933)	112,253	(1,140,680)
Operating income	3,700,144	112,989	3,813,133
Finance costs, net	(122,798)	1,995	(120,803)
Other expenses	(1,315)	(1,995)	(3,310)
Income taxes	—	15,065	15,065
Net income	3,576,031	128,054	3,704,085
Other comprehensive loss	(49)	(3)	(52)
Comprehensive income	$3,575,982	$128,051	$3,704,033
Net income per share
—Basic	$0.11	$0.01	$0.12
—Diluted	$0.11	$0.01	$0.12

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

	2004
	As previously reported	Adjustments	As restated
Cost of revenues	$(49,921,818)	$(371,948)	$(50,293,766)
Gross profit	13,824,384	(371,948)	13,452,436
Sales and marketing expenses	(1,877,878)	73,173	(1,804,705)
General and administrative expenses	(3,468,115)	921,681	(2,546,434)
Operating income	8,149,612	622,906	8,772,518
Finance costs, net	(1,006,056)	551,793	(454,263)
Other expenses	(2,916)	(6,769)	(9,685)
Income taxes	(394,333)	(112,299)	(506,632)
Net income	6,746,307	1,055,631	7,801,938
Other comprehensive loss	(95)	(23)	(118)
Comprehensive income	$6,746,212	$1,055,608	$7,801,820
Net income per share
—Basic	$0.22	$0.03	$0.25
—Diluted	$0.22	$0.03	$0.25

	2005
	As previously reported	Adjustments	As restated
Cost of revenues	$(76,234,834)	$187,907	$(76,046,927)
Gross profit	25,686,749	187,907	25,874,656
Sales and marketing expenses	(4,023,582)	169,092	(3,854,490)
General and administrative expenses	(5,796,961)	(197,639)	(5,994,600)
Operating income	15,324,471	159,360	15,483,831
Finance costs, net	(2,395,137)	1,549,810	(845,327)
Other expenses	(28,117)	(461,901)	(490,018)
Income taxes	(526,840)	(125,098)	(651,938)
Net income	12,374,377	1,122,171	13,496,548
Other comprehensive income	362,872	642,553	1,005,425
Comprehensive income	$12,737,249	$1,764,724	$14,501,973
Weighted average number of ordinary shares
—Diluted	38,405,401	3,224	38,408,625
Net income per share
—Basic	$0.32	$0.03	$0.35
—Diluted	$0.32	$0.03	$0.35

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

Balance sheet information:

	2004
	As previously reported	Adjustments	As restated
Property, plant and equipment, net	$41,160,999	$545,011	$41,706,010
Lease prepayments, net	4,029,038	(26,452)	4,002,586
Deferred tax assets	—	34,284	34,284
Accrued expenses and other payables	(20,126,155)	706,210	(19,419,945)
Deferred tax liabilities	—	(75,394)	(75,394)
Retained earnings	(5,437,854)	(1,183,685)	(6,621,539)
Accumulated other comprehensive loss	144	26	170
Total shareholders’ equity	$(19,246,027)	$(1,183,659)	$(20,429,686)

	2005
	As previously reported	Adjustments	As restated
Prepayments and other receivables	$2,014,822	$140,748	$2,155,570
Property, plant and equipment, net	64,090,837	1,660,371	65,751,208
Lease prepayments, net	3,246,791	(91,992)	3,154,799
Deferred tax assets	—	91,294	91,294
Accrued expenses and other payables	(15,063,691)	784,100	(14,279,591)
Deferred tax liabilities	—	(233,445)	(233,445)
Additional paid-in capital	(68,012,808)	597,307	(67,415,501)
Statutory reserves	(3,688,989)	654,848	(3,034,141)
Retained earnings	(15,844,664)	(2,960,704)	(18,805,368)
Accumulated other comprehensive income	(362,728)	(642,527)	(1,005,255)
Total shareholders’ equity	$(87,958,067)	$(2,351,076)	$(90,309,143)

Statement of cash flow information:

The adjustments to the consolidated statements of cash flows were primarily made to properly reflect changes in amounts payable for purchases of property, plant and equipment as an adjustment to cash used in investing activities, changes in bills payable as an adjustment to cash provided by operating activities, and advances from Changzhou Lihai Investment Consulting Co., Ltd. as a component of cash provided by financing activities. Cash flows from operating activities, investing activities and financing activities for the years ended September 30, 2003, 2004 and 2005 are revised accordingly.

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

The impacts of the reclassification of the affected line items in the consolidated statement of cash flows with respect to the years ended September 30, 2003, 2004 and 2005 are set out as follows:

	2003
	As previously reported	Adjustments	As restated
Net cash (used in)/provided by operating activities	$(2,593,514)	$5,543,827	$2,950,313
Net cash used in investing activities	$(4,668,695)	$—	$(4,668,695)
Net cash provided by financing activities	$7,840,171	$(5,543,876)	$2,296,295
Effect of exchange rate changes on cash and cash equivalents	$(49)	$49	$—

	2004
	As previously reported	Adjustments	As restated
Net cash provided by operating activities	$88,874	$3,503,943	$3,592,817
Net cash used in investing activities	$(38,333,208)	$10,032,802	$(28,300,406)
Net cash provided by financing activities	$40,785,680	$(13,537,006)	$27,248,674
Effect of exchange rate changes on cash and cash equivalents	$(95)	$261	$166

	2005
	As previously reported	Adjustments	As restated
Net cash (used in)/provided by operating activities	$(6,780,060)	$14,794,486	$8,014,426
Net cash used in investing activities	$(26,434,602)	$(4,161,028)	$(30,595,630)
Net cash provided by financing activities	$62,937,753	$(10,575,152)	$52,362,601
Effect of exchange rate changes on cash and cash equivalents	$120,517	$(58,306)	$62,211

4. Pledged Deposits

Pledged deposits at September 30, 2004 and 2005 consist of the following:

	2004	2005
Pledged deposits with banks for:
General banking facilities	$241,637	$6,426,100
Bills payable	6,878,432	12,966,180

	$7,120,069	$19,392,280

Deposits pledged for general banking facilities as at September 30, 2005 are to be released when the relevant bank loans are repaid upon maturity (see Note 12).

5. Trade Accounts Receivables, net

Trade accounts receivable at September 30, 2004 and 2005 consist of the following:

	2004	2005
Trade accounts receivable	$21,763,923	$44,973,292
Less: Allowance for doubtful accounts	(764,362)	(1,593,538)

	20,999,561	43,379,754
Bills receivable	18,122	484,028

	$21,017,683	$43,863,782

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

An analysis of the allowance for doubtful accounts for 2003, 2004 and 2005 is as follows:

	2003	2004	2005
Balance at beginning of year	$42,541	$461,982	$764,362
Bad debt expense	419,441	302,380	796,987
Foreign exchange adjustment	—	—	32,189

Balance at end of year	$461,982	$764,362	$1,593,538

6. Inventories

Inventories at September 30, 2004 and 2005 consist of the following:

	2004	2005
Raw materials	$9,813,036	$9,323,864
Work-in-progress	1,930,082	2,698,554
Finished goods	17,792,867	9,673,808

	$29,535,985	$21,696,226

A floating charge was levied on the Company’s inventories with carrying value of $954,464 and $7,661,888 as of September 30, 2004 and 2005, respectively, as collateral under certain loan agreements (see Note 12).

7. Prepayments and Other Receivables

	2004	2005
		(as restated)
Prepayments for raw materials and others	$1,330,645	$1,588,867
Other receivables	283,937	598,309
Less: Allowance for doubtful accounts	(57,965)	(31,606)

	$1,556,617	$2,155,570

8. Income Taxes

United States Tax

China BAK is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the years ended September 30, 2003, 2004 and 2005. The statutory tax rate for each of the years ended December 31, 2003, 2004 and 2005 is 35%.

Hong Kong Tax

BAK International is subject to Hong Kong profits tax rate of 17.5%. Management of BAK International has determined that all income and expenses are offshore and not subject to Hong Kong profits tax. As a result, BAK International did not incur any Hong Kong profits tax during the years presented.

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

PRC Tax

Shenzhen BAK is registered and operates in Shenzhen, the PRC, and is recognized as a “Manufacturing Enterprise Located in Special Economic Zone”. As a result, it is entitled to a preferential enterprise income tax rate of 15%. In accordance with the relevant income tax laws, the profits of Shenzhen BAK are fully exempted from income tax for two years, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption for the immediate next three calendar years (“tax holiday”). The tax holiday commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and will end on December 31, 2006.

In addition, due to the additional capital invested in Shenzhen BAK in 2005, Shenzhen BAK was granted a full tax exemption on 55.88% of its taxable income for calendar years 2005 and 2006, and a 50% tax exemption on 55.88% of its taxable income for calendar years 2007 to 2009.

(a) Income taxes in the consolidated statements of income and comprehensive income

Income taxes consist of:

	2003	2004	2005
	(as restated)	(as restated)	(as restated)
Current tax	$—	$450,455	$553,650
Deferred tax	(15,065)	56,177	98,288

	$(15,065)	$506,632	$651,938

Substantially all of the Group’s income before income taxes and related tax expenses are from PRC sources. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 35% to income before income tax for the three years ended September 30, 2003, 2004 and 2005 for the following reasons:

	2003	2004	2005
	(as restated)	(as restated)	(as restated)
Income before income taxes	$3,689,020	$8,308,570	$14,148,486

Computed “expected” income tax expense at 35%	1,291,157	2,908,000	4,951,970
Foreign tax rate differential	(737,804)	(1,651,077)	(2,742,422)
Non-taxable income	—	(24,629)	(40,630)
Non-deductible expenses	17,274	9,659	121,686
Tax holiday	(585,692)	(735,321)	(1,638,666)

Actual income tax (benefit) / expenses	$(15,065)	$506,632	$651,938

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

(b) Deferred taxation

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2004 and 2005 are presented below:

	2004	2005
	(as restated)	(as restated)
Deferred tax assets
Trade accounts receivable	$11,722	$40,503
Inventories	16,480	12,417
Accrued expenses and other payables	6,082	31,718
Property, plant and equipment	—	6,656

	$34,284	$91,294

Deferred tax liabilities
Property, plant and equipment	$75,394	$233,445

	$75,394	$233,445

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible or can be utilized, management believes that the deferred tax assets as of September 30, 2004 and 2005 are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries of approximately $18,938,000 as of September 30, 2005 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

9. Property, Plant and Equipment, net

Property, plant and equipment at September 30, 2004 and 2005 consist of the following:

	2004	2005
	(as restated)	(as restated)
Buildings	$4,614,149	$31,573,531
Machinery and equipment	14,079,044	19,756,528
Office equipment	304,773	459,408
Motor vehicles	486,480	671,177
Leasehold improvements	305,758	346,118

	19,790,204	52,806,762
Accumulated depreciation and amortization	(2,207,122)	(5,715,375)
Construction in progress	24,122,928	18,659,821

	$41,706,010	$65,751,208

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

(i) Depreciation and amortization expense is included in the consolidated statements of income and comprehensive income as follows:

	2003	2004	2005
	(as restated)
Cost of revenues	$356,795	$1,635,971	$2,906,335
Sales and marketing expenses	3,720	8,603	416,701
General and administrative expenses	18,360	82,584	185,217

	$378,875	$1,727,158	$3,508,253

(ii) Construction in Progress

Construction in progress comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the years ended September 30, 2004 and 2005, the Company capitalized interest of approximately $545,000 and $1,088,000, respectively, to the cost of construction in progress. No interest was capitalized to the cost of construction in progress for the year ended September 30, 2003 because there was no major construction projects carried out during the year.

(iii) Pledged Property, Plant and Equipment

As of September 30, 2005, machinery and equipment with net book value of $8,221,587 of the Company were pledged as collateral under certain loan arrangements (see Note 12). There was no property, plant and equipment of the Company being pledged as collateral under loan arrangements as of September 30, 2004.

10. Lease Prepayments, net

	2004	2005
	(as restated)	(as restated)
Lease prepayments	$4,029,038	$3,246,791
Accumulated amortization	(26,452)	(91,992)

	$4,002,586	$3,154,799

Lease prepayments represent the prepaid land use right. The land on which the Company’s new corporate campus is being constructed is owned by the PRC government. According to the agreement with the local government of Kuichong Township of Longgang District of Shenzhen, the Company is obligated to pay approximately $13.6 per square meter to the local government to obtain the right to use the land for a period of 50 years. According to the preliminary measurement conducted in 2004, total consideration payable by the Company in respect of the land use right amounted to $4,029,038, which was reduced to $3,246,791 in accordance with the results of final measurement by the local government in 2005. As at September 30, 2005, $284,231 has been paid as down payment and the balance of $2,962,560 is still outstanding at September 30, 2005. The local government granted permission to the Company to commence the construction of the new production plant. However, the Company has not yet obtained their certificate of land use right. (see Note 19). The outstanding balance will become due and payable upon the receipt of the certificate of the land use right.

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

11. Intangible Assets, net

Intangible assets at September 30, 2004 and 2005 consist of the following:

	2004	2005
Trademarks, software and technology	$63,904	$65,919
Less: Accumulated amortization	(5,542)	(12,540)

	$58,362	$53,379

Intangible assets represent the trademarks, computer software and technology used for battery production.

Amortization expenses for these intangible assets were approximately $1,000, $5,000 and $7,000 for the years ended September 30, 2003, 2004 and 2005 respectively. Estimated amortization expense for the next five years is approximately $7,000 each year.

12. Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	2004	2005
Pledged deposits	$241,637	$6,426,100
Inventories	954,464	7,661,888
Machinery and equipment, net	—	8,221,587

	$1,196,101	$22,309,575

As of September 30, 2004 and 2005, the Company had several short-term bank loans with aggregate outstanding balances of $29,116,478 and $39,545,230 respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 4.536% to 6.138% per annum, and had maturity dates ranging from 5 to 12 months. Each loan is guaranteed by Mr. Li Xiangqian, Chairmen of the Company, or Jilin Province Huaruan Technology Co., Ltd. (“Huaruan”), a Company owned by Mr. Li Xiangqian, or other non-related parties. Neither Huaruan, Mr. Li Xiangqian nor other non-related parties received any compensation for acting as guarantors.

Certain shares of the Company were pledged by Mr. Li Xiangqian in order to secure these short-term bank loans as at September 30, 2005. In addition, if at any point during the periods of the above mentioned loan facilities: (i) the Company’s total liabilities exceed 70% of its total assets; (ii) the sales revenue declines by 10% from their levels for the prior year; or (iii) the net asset value declines by 10% compared to the same point during the prior year, all outstanding bank loans, including interest and penalties due thereunder, will accelerate and become immediately due and payable. As of September 30, 2005, the Company is in compliance with all of these requirements.

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

13. Accrued Expenses and Other Payables

Accrued expenses and other payables at September 30, 2004 and 2005 consist of the following:

	Notes	2004	2005
		(as restated)	(as restated)
Land use rights payable		$3,750,756	$2,962,560
Construction costs payable		6,347,846	5,241,883
Equipment purchases payable		4,229,284	2,295,083
Customer deposits	(a)	369,390	655,065
Other payables and accruals	(b)	4,722,669	2,458,072
Staff and workers’ welfare and bonus fund		—	666,928

		$19,419,945	$14,279,591

(a)	Customer deposits were received from customers in connection with orders of products to be delivered in future periods.
(b)	Other payables and accruals included deferred income from receipts of government grants amounting to $181,223 and $185,368 at September 30, 2004 and 2005, respectively.

On September 30, 2004, the Company obtained interest-free advances of $1,812,316 from Changzhou Lihai Investment Consulting Co., Ltd. The Company subsequently repaid this amount on October 11, 2004.

14. Shareholder’s Equity

During the year ended September 30, 2004, the shareholders contributed $10,875,918 in cash to Shenzhen BAK, which has been recorded as an increase to additional paid-in-capital in the consolidated financial statements.

On January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International, as more fully described in Note 1. Prior to and in connection with the completion of the share swap transaction with BAK International, China BAK sold 8,600,433 shares of its ordinary shares to new investors in a private placement, as more fully described in Note 1.

On September 16, 2005, the Company sold 7,899,863 shares of its common stock to new investors for $43,449,247. The Company granted certain registration rights to such purchasers, including a covenant to file with the Securities and Exchange Commission a registration statement covering their shares. Pursuant to the terms of the registration rights agreement, if the registration statement ceases to be effective and available to the relevant investors at any time prior to the expiration of the registration rights agreement for more than an aggregate of 30 trading days, the Company shall (1) for each day exceeding the 30 trading day period referred to above, pay to each investor an amount in cash equal to 1.0% of the aggregate investment amount; (2) on each monthly anniversary of the date exceeding the 30 trading days, the Company shall pay to each investor in cash 1.5% of the aggregate investment amount until the registration statement resumes to take effect. The Company also issued warrants to purchase 631,989 shares of its common stock at an exercise price of $7.92 per share, being 110% of the share price as of the grant date, exercisable for three years after the date of issuance, as a fee to its financial advisors and other external parties in connection with this transaction. The grant date fair value of the warrants amounted to $1,630,532 and has been included in the additional paid-in-capital in the accompanying consolidated balance sheets.

15. Earnings per Share

The calculation of basic earnings per share is based on the net income for the year ended September 30, 2005 attributable to equity shareholders of $13,496,548 (2003: $3,704,085; 2004: $7,801,938) and the weighted average number of ordinary shares of 38,288,874 in issue during the year (2003: 31,255,642; 2004: 31,225,642).

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

The calculation of diluted earnings per share is based on the net income for the year ended September 30, 2005 attributable to equity shareholders of $13,496,548 (2003: $3,704,085; 2004: $7,801,938) and the weighted average number of ordinary shares of 38,408,625 in issue during the year 2005 (2003: 31,225,642; 2004: 31,225,642) after adjusting for the number of dilutive potential ordinary shares of 119,751 under the stock option plan and the share warrants granted to external parties. There are no shares with anti-dilutive effect.

16. Finance Costs, net

Details of finance costs are summarized as follows:

	2003	2004	2005
	(as restated)	(as restated)	(as restated)
Total interest cost incurred	$50,618	$972,559	$1,930,054
Less: Interest capitalized	—	(545,024)	(1,087,909)
Interest income	(2,884)	(26,159)	(60,624)
Other	73,069	52,887	63,806

	$120,803	$454,263	$845,327

17. Pension and Other Postretirement Benefits

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 8% to 9% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The total amount of contributions charged to expense in the accompanying consolidated statements of income and comprehensive income are presented as follows:

	2003	2004	2005
	(as restated)	(as restated)	(as restated)
Cost of revenues	$46,615	$156,743	$421,975
Sales and marketing expenses	2,624	20,422	144,977
General and administrative expenses	6,600	31,679	127,725

	$55,839	$208,844	$694,677

The Company has no other obligation to make payments in respect of retirement benefits of the employees. The state-sponsored retirement plan is responsible for the entire pension obligations payable to all employees.

18. Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of financial assets, such as cash and cash equivalents, pledged deposits, trade accounts receivables, other receivables, short-term bank loans, accounts and bills payable and other payables, approximates their fair values because of the short maturity of these instruments and market rates of interest.

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

19. Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2004 and 2005, the Company had the following capital commitments:

	2004	2005
For construction of buildings	$4,408,601	$1,062,953

(ii) Operating Lease Commitments

Future minimum lease payments under non-cancellable operating leases as of September 30, 2005 are as follows:

2006	$281,558
2007	72,017
2008	47,716

$401,291

Rental expenses for non-cancellable and cancellable operating leases for the years ended September 30, 2003, 2004 and 2005 were $307,762, $676,462 and $301,186, respectively.

(iii) Land Use Rights and Property Ownership Certificate

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

The Company has not yet obtained the land use right certificate relating to the premises occupied by the Company, BAK Industrial Park. However, the Company is in the process of applying to obtain the land use right certificate. The local government of Kuichong Township of Longgang District of Shenzhen has, however, granted permission for Shenzhen BAK to commence the construction of the new production plant.

Management believes that Shenzhen BAK will ultimately be granted a land use right certificate, and that there should be no legal barriers for the Company to obtain a property ownership certificate for the premises presently occupied by the Company in BAK Industrial Park. However, in the event that the Company fails to obtain the land use right certificate relating to BAK Industrial Park, there is a risk that the buildings constructed will need to be vacated as illegitimate constructions and the Company might be subject to penalties and fines. However, management believes that this possibility, while present, is remote.

The Company is not able to insure its manufacturing facilities since it has not yet received its land use right certificate. The Company intends to procure such insurance once it has received the certificate.

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

(iv) Guarantees

In order to secure the supplies of certain raw materials and upon the request of suppliers, the Company has given guarantee to certain suppliers which are summarized as follows:

	2004	2005
Guaranteed for Shenzhen Tongli—a non-related party	$1,208,183	$3,608,502
Guaranteed for Shenzhen Zhenda—a non-related party	1,208,183	1,235,788

	$2,416,366	$4,844,290

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of September 30, 2005.

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

On December 22, 2004, the guarantees to Changchun Co., Ltd. were terminated and the Company was relieved of all obligations to guaranty any indebtedness of Changchun Co., Ltd. in the future. The termination of the guarantees to Changchun Co., Ltd. in no way affects Changchun Co., Ltd.’s continuing guaranty of the Company’s indebtedness. As of September 30, 2005, Changchun Co., Ltd. had not guaranteed any indebtedness of the Company.

(v) Outstanding Discounted Bills

From time to time, the Company factors bills receivable from time to time to banks. At the time of the factoring, all rights and privileges of holding the receivables are transferred to the banks. The Company removes the asset from its books and records a corresponding expense for the amount of the discount. The Company remains contingently liable on the amount outstanding in the event the bill issuer defaults.

The Company’s outstanding discounted bills at September 30, 2004 and 2005 are summarized as follows:

	2004	2005
Bank acceptance bills	$1,938,812	$3,287,140
Commercial acceptance bills	—	741,473

	$1,938,812	$4,028,613

20. Related Party Transactions

(i) In October 2003, the Company acquired intangible assets from an entity controlled by Mr. Li Xiangqian, the Chairman and the then controlling shareholder of the Company, for $3,866,088, paid in cash. The consideration paid by the Company in excess of the Chairman’s carrying cost of the intangible assets, which was nil, was charged to retained earnings, as a distribution to the Chairman, resulting in the acquired intangible assets being recorded by the Company at the Chairman’s original cost basis.

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

(ii) Amounts due from related parties in the consolidated balance sheets consist of short term advances made by the Company to a former shareholder. The advances bore no interest, had no formal repayment terms and had been fully repaid on December 14, 2005.

(iii) On September 30, 2004, the Company entered into an agreement with HFG International Ltd. (“HFG”), in which HFG provided financial consulting services to the Company, as described below, for a period of one year for a fee of $400,000. HFG is controlled by a shareholder of the Company.

Under the agreement, HFG provided the Company with, among other things, advice on the development and implementation of a restructuring plan, resulting in an organizational structure that would facilitate the registration of the Company’s securities, assistance to the Company in engaging qualified professionals to facilitate the Company’s plan, assistance in identifying potential merger candidates, assisting in the preparation of the necessary documentation and assistance with solicitation of equity financing.

The fee was paid from the proceeds of the equity capital raised by HFG on behalf of the Company. The fee to HFG was offset against the proceeds from the offerings as a cost of raising capital in 2005. The principal stockholder in HFG was also the former Chief Executive Officer of Medina Coffee, Inc. The Company believed that the fee charged to the Company for the services of HFG was on essentially the same terms as those charged by HFG for financial consulting services performed for HFG’s other clients.

21. Significant Concentrations

(a) Customers and Credit Concentrations

The Group had only one customer that individually comprised 10% or more of net revenue for the years ended September 30, 2003, 2004 and 2005, as follows:

	2003		2004		2005
		%		%		%
Shenzhen Yalitong Electronics Ltd.	$3,194,173	16	$1,013,081	2	$8,511,621	8

At September 30, 2003, 2004, and 2005, approximately 18%, 0.49% and 14% of gross trade accounts receivable, respectively, were due from this customer. As a result, a termination in relationship in or a reduction in orders from this customer could have a material impact on the Company’s results of operations and financial condition.

(b) Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2004 and 2005, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

22. Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

manufactures five types of Li-ion rechargeable batteries: steel-case cell, aluminium-case cell, battery pack, cylindrical cell and polymer cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the years ended September 30, 2003, 2004 and 2005 were as follows:

Net revenues by product:

	2003		2004		2005
		%		%		%
Steel-case cell	$19,688,952	98.22	$37,965,857	59.56	$56,964,711	55.89
Aluminium-case cell	271,554	1.36	13,081,861	20.52	23,721,464	23.27
Battery pack	—	—	12,436,140	19.51	20,168,147	19.79
Cylindrical cell	84,990	0.42	262,344	0.41	1,050,900	1.03
Polymer cell	—	—	—	—	16,361	0.02

	$20,045,496	100.00	$63,746,202	100.00	$101,921,583	100.00

Net revenues by geographic area:

	2003		2004		2005
		%		%		%
PRC Mainland	$16,367,148	81.65	$43,358,006	68.02	$72,352,373	70.99
Hong Kong, China	2,154,966	10.75	10,517,005	16.50	17,534,684	17.20
The Republic of Turkey	1,021,247	5.09	6,344,286	9.95	7,650,144	7.51
Others	502,135	2.51	3,526,905	5.53	4,384,382	4.30

	$20,045,496	100.00	$63,746,202	100.00	$101,921,583	100.00

23. China BAK Battery, Inc. (Parent Company)

Under PRC regulations, Shenzhen BAK may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, Shenzhen BAK is required to set aside at least 10% of its after-tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of its registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of September 30, 2005, additional transfers of $38,265,859 are required before the statutory general reserve reached 50% of the registered capital of Shenzhen BAK. As of 30 September 2005, $3,034,141 has been appropriated from retained earnings and set aside for statutory general reserves by Shenzhen BAK.

As of September 30, 2005, the amount of restricted net assets of Shenzhen BAK, which may not be transferred to the Company in the forms of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 3% of the Company’s consolidated net assets as discussed above. In addition, the current foreign exchange control policies applicable in PRC also restrict the transfer of assets on dividends outside the PRC.

China BAK Battery, Inc. and subsidiaries

Notes to the consolidated financial statements—(Continued)

As of September 30, 2003, 2004 and 2005

The following presents unconsolidated financial information of the parent company only:

Condensed Balance Sheet as of September 30, 2004 and 2005

	2004	2005
Investments in subsidiaries	$—	$90,344,457

Total assets	$—	$90,344,457

Other current liabilities	$(70,919)	$(35,314)

Total liabilities	$(70,919)	$(35,314)

Total shareholders’ deficit/(equity)	$70,919	$(90,309,143)

Total liabilities and shareholders’ deficit/(equity)	$—	$(90,309,143)

Condensed Statements of (Loss) Income (For the years ended September 30, 2003, 2004 and 2005)

	2003	2004	2005
General and administrative expenses	$—	$(70,919)	$(31,374)
Investment income	—	—	13,527,922

(Loss)/income before income taxes	—	(70,919)	13,496,548
Income taxes	—	—	—

Net (loss)/Income	$—	$(70,919)	$13,496,548

Condensed Statements of Cash Flows (For the years ended September 30, 2003, 2004 and 2005)

	2003	2004	2005
Cash flow from operating activities
Net (loss)/income	$—	$(70,919)	$13,496,548
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Investment income	—	—	(13,527,922)
Changes in operating assets and liabilities:
Other liabilities	—	70,919	(35,605)

Net cash used in operating activities	$—	$—	$(66,979)

Cash flow from investing activities
Capital contribution to a wholly owned subsidiary	$—	$—	$(55,312,177)

Net cash used in investing activities	$—	$—	$(55,312,177)

Cash flow from financing activities
Proceeds from issuance of capital stock, net	$—	$—	$55,379,156

Net cash provided by financing activities	$—	$—	$55,379,156

Net increase in cash and cash equivalents	$—	$—	$—
Cash and cash equivalents at the beginning of year	—	—	—

Cash and cash equivalents at the end of year	$—	$—	$—

The details of the Company’s investment in subsidiaries and the net proceeds from issuance of its capital stock are fully described in the consolidated statements of shareholders’ equity, Note 1 and Note 14 to the consolidated financial statements.

Signatures

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

China BAK Battery, Inc. (Registrant)
By	/s/ Xiangqian Li

Xiangqian Li Chief Executive Officer Date: August 22, 2006

In accordance with the requirements of the Exchange Act, this annual report on Form 10-KSB/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date
/s/ Xiangqian Li Xiangqian Li	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 22, 2006

/s/ Yongbin Han Yongbin Han	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	August 22, 2006

/s/ Huanyu Mao Huanyu Mao	Director, Chief Operating Officer and Chief Technology Officer	August 22, 2006

/s/ Richard B. Goodner Richard B. Goodner	Director	August 22, 2006

/s/ Joseph R. Mannes Joseph R. Mannes	Director	August 22, 2006

/s/ Jay J. Shi Jay J. Shi	Director	August 22, 2006