Form 10-Q/A
period 2005-12-31
CHINA BAK BATTERY INC
filed 2006-08-22
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

(86 755) 897-70093

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 3, 2006, 48,878,396 shares of China BAK Battery, Inc. common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

This Amendment to the quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2005 of China BAK Battery, Inc. is filed in connection with our restatement of our historical financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 and the three months ended December 31, 2005. This Amendment supersedes the quarterly report on Form 10-Q and all the prior amendments thereto.

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

Details of the misstatements relating to this quarterly report on Form 10-Q/A are set out below:

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

(3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation of applicable PRC Laws;

(4) the understatement of our accumulated foreign-currency translation adjustment for fiscal 2005 included in comprehensive income and overstatement of our additional paid-in capital due to a calculation error during consolidation;

(5) other misstatements of amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payable, cost of revenues, general and administrative expenses, finance costs, other expenses and certain cash flow items, and

(6) the consequential understatement of income tax expenses

The accompanying condensed consolidated balance sheets as of December 31, 2005, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the three months ended December 31, 2005 have been restated to reflect the correction of these misstatement. In addition, certain figures have been reclassified to conform with the presentation of the current presentation.

The following tables present the effect of the aforementioned restatements on the selected line items included in the condensed consolidated financial statements for the periods indicated:

Statement of income and comprehensive income information:

	Three months ended December 31
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Cost of revenues	20,743,021	20,562,212	19,064,500	19,028,190
Gross profit	4,383,244	4,564,053	7,039,250	7,075,560
Sales and marketing expenses	808,276	738,250	1,223,837	1,204,557
General and administrative expenses	1,151,756	1,241,769	1,805,408	2,162,769
Operating income	2,351,957	2,564,014	3,259,312	3,862,531
Finance costs, net	389,650	218,559	384,889	180,636
Other (expenses) / income	(16,120)	(26,182)	29,562	(4,199)
Gain on trading securities	—	—	—	279,260
Income taxes	144,067	175,528	106,654	115,576
Net income	1,802,120	2,143,745	3,076,591	3,191,878
Other comprehensive (loss) / income	—	(1,467)	—	221,730
Weighted average number of ordinary shares
—Diluted	31,225,642	31,225,642	49,242,404	48,894,480
Net income per share
—Basic and diluted	0.06	0.07	0.06	0.07

Statements of cash flow information:

	Three months ended December 31,
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Net cash provided by/(used in) operating activities	2,849,213	10,608,262	(12,521,484)	(4,021,304)
Net cash used in investing activities	(4,671,419)	(8,309,290)	(7,301,567)	(11,887,100)
Net cash provided by/(used in) financing activities	1,868,619	(2,240,854)	(1,983,999)	(5,761,569)
Effect of exchange rate changes on cash and cash equivalents	(1,525)	(13,488)	120,264	(16,813)

Balance sheet information:

	December 31, 2005
	As previously reported	As restated
	US$	US$
Prepayments and other receivables	2,316,437	2,421,311
Property, plant and equipment, net	70,180,485	72,048,964
Lease prepayments, net	3,255,562	3,147,043
Deferred tax assets	—	116,057
Total assets	198,967,293	200,948,184
Accrued expenses and other payables	8,712,109	11,452,038
Deferred tax liabilities	—	264,282
Total liabilities	107,003,997	106,513,920
Additional paid-in-capital	68,724,320	68,127,014
Statutory reserves	4,274,047	3,426,649
Retained earnings	18,336,197	21,604,738
Accumulated other comprehensive income	579,854	1,226,985
Total shareholders’ equity	91,963,296	94,434,264

As required by Rule 13a-15 under the Securities Exchange Act, our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q/A. In addition, management has performed the same evaluation as of the date of filing this quarterly report on 10-Q/A.

Management has determined that the latest restatement and the other two previous restatements, as described in “Item 4. Controls and Procedures,” which relate primarily to the disclosure and presentation of financial information in accordance with the US GAAP, resulted from material weaknesses in our internal control over financial reporting. As a result of existence of the material weaknesses, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2005, and as if the date of filing of this quarterly report on Form 10-Q/A, our disclosure controls and procedures were not effective at a reasonable assurance level. To remediate the material weaknesses, we have taken and continue to take a number of measures.

For additional information relating to our material weaknesses and the remediation measures that we have taken or are taking, see “Item 4. Controls and Procedures.”

For additional information relating to the effect of our restatement, see “Part I. Item 1. Condensed Interim Consolidated Financial Statements.”

3

4

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated balance sheets

as of September 30, 2005 and December 31, 2005

(In US$)

	Note	September 30, 2005	December 31, 2005
		(as restated)	(as restated, unaudited)
Assets
Current assets
Cash and cash equivalents		$33,055,784	$11,368,998
Pledged deposits	3	19,392,280	24,891,394
Trade accounts receivable, net		43,863,782	50,016,224
Inventories	4	21,696,226	36,885,868
Prepayments and other receivables		2,155,570	2,421,311

Total current assets		120,163,642	125,583,795
Property, plant and equipment, net		65,751,208	72,048,964
Lease prepayments, net		3,154,799	3,147,043
Intangible assets, net		53,379	52,325
Amounts due from related parties		271,873	—
Deferred tax assets		91,294	116,057

Total assets		$189,486,195	$200,948,184

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated balance sheets

as of September 30, 2005 and December 31, 2005 (continued)

(In US$)

	Note	September 30, 2005	December 31, 2005
		(as restated)	(as restated, unaudited)
Liabilities
Current liabilities
Short-term bank loans	5	$39,545,230	$39,032,490
Accounts and bills payable		45,118,786	55,765,110
Accrued expenses and other payables		14,279,591	11,452,038

Total current liabilities		98,943,607	106,249,638
Deferred tax liabilities		233,445	264,282

Total liabilities		99,177,052	106,513,920

Commitments and contingencies	7

Shareholders’ equity
Ordinary shares $ 0.001 par value;
100,000,000 authorized;
48,878,396 issued and outstanding as of
September 30, 2005 and December 31, 2005		48,878	48,878
Additional paid-in-capital		67,415,501	68,127,014
Statutory reserves		3,034,141	3,426,649
Retained earnings		18,805,368	21,604,738
Accumulated other comprehensive income		1,005,255	1,226,985

Total shareholders’ equity		90,309,143	94,434,264

Total liabilities and shareholders’ equity		$189,486,195	$200,948,184

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of income

and comprehensive income

for the three months ended December 31, 2004 and 2005

(Unaudited)

(In US$)

	Three months ended December 31,
	2004	2005
	(as restated)	(as restated)
Net revenues	$25,126,265	$26,103,750
Cost of revenues	(20,562,212)	(19,028,190)

Gross profit	$4,564,053	$7,075,560

Operating expenses:
Research and development costs	$(20,020)	$(495,205)
Sales and marketing expenses	(738,250)	(1,204,557)
General and administrative expenses	(1,241,769)	(2,162,769)

Total operating expenses	$(2,000,039)	$(3,862,531)

Operating income	$2,564,014	$3,213,029
Finance costs, net	(218,559)	(180,636)
Other expenses	(26,182)	(4,199)
Gain on trading securities	—	279,260

Income before income taxes	2,319,273	3,307,454
Income taxes	(175,528)	(115,576)

Net income	2,143,745	3,191,878
Other comprehensive (loss) / income
- Foreign currency translation adjustment	(1,467)	221,730

Comprehensive income	$2,142,278	$3,413,608

Net income per share:
-Basic and diluted	$0.07	$0.07

Weighted average number of ordinary shares:
-Basic	31,225,642	48,878,396

-Diluted	31,225,642	48,894,480

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of shareholders’ equity for the three months ended December 31, 2004 and 2005

(In US$)

	Note	Ordinary shares		Additional paid-in-capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income/(loss)	Total share holders’ equity
		Number of shares	amount
				(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Balance as of October 1, 2004 (as restated)		31,225,642	$31,226	$12,052,845	$1,724,246	$6,621,539	$(170)	$20,429,686
Net income		—	—	—	—	2,143,745	—	2,143,745
Appropriation to statutory reserves		—	—	—	104,001	(104,001)	—	—
Foreign currency translation adjustment		—	—	—	—	—	(1,467)	(1,467)

Balance as of December 31, 2004 (as restated, unaudited)		31,225,642	$31,226	$12,052,845	$1,828,247	$8,661,283	$(1,637)	$22,571,964

Balance as of October 1, 2005 (as restated)		48,878,396	48,878	67,415,501	3,034,141	18,805,368	1,005,255	90,309,143
Net income		—	—	—	—	3,191,878	—	3,191,878
Share-based compensation	6	—	—	711,513	—	—	—	711,513
Appropriation to statutory reserves		—	—	—	392,508	(392,508)	—	—
Foreign currency translation adjustment		—	—	—	—	—	221,730	221,730

Balance as of December 31, 2005 (as restated, unaudited)		48,878,396	$48,878	$68,127,014	$3,426,649	$21,604,738	$1,226,985	$94,434,264

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the three months ended December 31, 2004 and 2005

(Unaudited)

(In US$)

	Three months ended December 31,
	2004	2005
	(as restated)	(as restated)
Cash flow from operating activities
Net income	$2,143,745	$3,191,878
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortisation	780,562	1,246,507
Bad debt expense	197,542	255,488
Share-based compensation	—	711,513
Deferred income taxes	20,982	6,074
Gain on trading securities	—	(279,260)
Changes in operating assets and liabilities:
Trade accounts receivable	(6,506,559)	(6,407,929)
Inventories	10,235,226	(15,189,642)
Prepayments and other receivables	829,020	(244,152)
Accounts and bills payable	4,115,769	11,664,331
Accrued expenses and other payables	(1,208,025)	1,023,888

Net cash provided by / (used in) operating activities	10,608,262	(4,021,304)

Cash flow from investing activities
Purchases of property, plant and equipment	(8,309,290)	(12,166,360)
Purchases of trading securities	—	(3,702,014)
Proceeds from disposal of trading securities	—	3,981,274

Net cash used in investing activities	$(8,309,290)	$(11,887,100)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the three months ended December 31, 2004 and 2005 (continued)

(Unaudited)

(In US$)

	Three months ended December 31,
	2004	2005
	(as restated)	(as restated)
Cash flow from financing activities
Proceeds from borrowings	$821,603	$7,558,672
Repayment of borrowings	(821,603)	(8,071,412)
Increase in pledged deposits	(806,951)	(5,499,114)
Amounts received from related parties	378,413	250,285
Repayment of advances from Changzhou Lihai Investment Consulting Co., Ltd.	(1,812,316)	—

Net cash used in financing activities	(2,240,854)	(5,761,569)

Effect of exchange rate changes on cash and cash equivalents	(13,488)	(16,813)

Net increase / (decrease) in cash and cash equivalents	44,630	(21,686,786)
Cash and cash equivalents at the beginning of period	3,212,176	33,055,784

Cash and cash equivalents at the end of period	$3,256,806	$11,368,998

Supplemental disclosure of cash flow information
Cash received during the period for:
Bills receivable discounted to bank	$3,833,978	$1,379,898

Cash paid during the period for:
Bills discounting charges	$46,300	$17,410

Income taxes	$128,554	$146,580

Interest expense, net of amounts capitalized	$212,938	$228,060

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2004 and 2005

(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

China BAK Battery, Inc. (the “Company” or “China BAK”) was incorporated in the State of Nevada on October 4, 1999 as a limited liability company, as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. (“Medina Coffee”) on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. The Company and its subsidiaries (hereinafter, collectively referred to as the “Group”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as “Li-ion” or “Li-ion cell”) rechargeable battery cells for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric motors, and general industrial applications.

On February 14, 2005, the Company’s common stock was quoted on the Over-the-Counter Electronic Bulletin Board under the symbol “CBBT.OB.”

Basis of Presentation and Organization

As of December 31, 2005, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited and subsequently changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); and iii) BAK Electronic (Shenzhen) Co., Ltd. (“BAK Electronic”), a wholly owned limited liability company established by BAK International and commenced operation in August 2005 in the PRC.

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

for the three months ended December 31, 2004 and 2005 (continued)

(Unaudited)

Basis of Presentation and Organization (continued)

On January 20, 2005, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of $17,000,000. In conjunction with this financing, Mr. Li Xiangqian, the Chairman and Chief Executive Officer of the Company agreed to place 2,179,550 shares of the Company’s common stock owned by him into an escrow account, of which 50% are to be released to the investors in the private placement if audited net income of the Group for the fiscal year ended September 30, 2005 is not at least $12,000,000, and the remaining 50% are to be released to investors in the private placement if audited net income of the Group for the fiscal year ending September 30, 2006 is not at least $27,000,000. If the audited net income of the Group for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to the Mr. Li Xiangqian (the “Escrow Arrangement”).

This escrow arrangement constitutes a compensatory plan to Mr. Li Xiangqian in accordance with Statements of Financial Accounting Standards (“SFAS”) No.123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). A compensation charge would be recorded in the financial statements of the Company should the performance threshold be achieved and these shares be released to Mr. Li Xiangqian. However, as the Company determined that it would not meet the performance threshold for the year ending September 30, 2006 after consideration of the compensation charge, the shares are not deemed to be earned and no compensation charge has been recognized during the interim periods.

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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2006. The Company’s consolidated balance sheet at September 30, 2004 has been taken from the Company’s audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB/A for the year ended September 30, 2005. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As previously reported in our current report on Form 8-K filed with the SEC on August 4, 2006, the Company engaged KPMG in May 2006 to carry out an audit of the Company’s previously issued financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the audit of these financial statements, KPMG notified the Company’s accounting staff of misstatements in the Company’s previously issued financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that require correction. We determined that our previously filed financial statements for each of the years and quarters in the fiscal years ended September 30, 2003, 2004 and 2005, and the fiscal quarters ended December 31, 2005 and March 31, 2006 should no longer be relied upon, and that a restatement of these financial statements is required to correct these accounting misstatements.

Details of the misstatements relating to this quarterly report on Form 10-Q/A are set out below:

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

The accompanying condensed consolidated balance sheets as of December 31, 2005, and the related condensed consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the six months ended December 31, 2005 have been restated to reflect the correction of these misstatements. In addition, certain figures have been reclassified to conform with the current presentation.

The following tables present the effect of aforementioned restatements on the selected line items included in condensed consolidated financial statements for the periods indicated.

Statement of income and comprehensive income information:

	Three months ended December 31,
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Cost of revenues	20,743,021	20,562,212	19,064,500	19,028,190
Gross profit	4,383,244	4,564,053	7,039,250	7,075,560
Sales and marketing expenses	808,276	738,250	1,223,837	1,204,557
General and administrative expenses	1,151,756	1,241,769	1,805,408	2,162,769
Operating income	2,351,957	2,564,014	3,259,312	3,862,531
Finance costs, net	389,650	218,559	384,889	180,636
Other (expenses) / income	(16,120)	(26,182)	29,562	(4,199)
Gain on trading securities	—	—	—	279,260
Income taxes	144,067	175,528	106,654	115,576
Net income	1,802,120	2,143,745	3,076,591	3,191,878
Other comprehensive (loss) / income	—	(1,467)	—	221,730
Weighted average number of ordinary shares —Diluted	31,225,642	31,225,642	49,242,404	48,894,480
Net income per share —Basic and diluted	0.06	0.07	0.06	0.07

Statement of cash flow information:

	Three months ended December 31,
	2004		2005
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Net cash provided by/(used in) operating activities	2,849,213	10,608,262	(12,521,484)	(4,021,304)
Net cash used in investing activities	(4,671,419)	(8,309,290)	(7,301,567)	(11,887,100)
Net cash provided by/(used in) financing activities	1,868,619	(2,240,854)	(1,983,999)	(5,761,569)
Effect of exchange rate changes on cash and cash equivalents	(1,525)	(13,488)	120,264	(16,813)

Balance sheet information:

	December 31, 2005
	As previously reported	As restated
	US$	US$
Prepayments and other receivables	2,316,437	2,421,311
Property, plant and equipment, net	70,180,485	72,048,964
Lease prepayments, net	3,255,562	3,147,043
Deferred tax assets	—	116,057
Total assets	198,967,293	200,948,184
Accrued expenses and other payables	8,712,109	11,452,038
Deferred tax liabilities	—	264,282
Total liabilities	107,003,997	106,513,920
Additional paid-in-capital	68,724,320	68,127,014
Statutory reserves	4,274,047	3,426,649
Retained earnings	18,336,197	21,604,738
Accumulated other comprehensive income	579,854	1,226,985
Total shareholders’ equity	91,963,296	94,434,264

3	Pledged Deposits

Pledged Deposits at September 30, 2005 and December 31, 2005 consist of the following:

	September 30, 2005	December 31, 2005
Pledged deposits with banks for:
General banking facilities	$6,426,100	$5,978,762
Bills payable	12,966,180	18,912,632

	$19,392,280	$24,891,394

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2004 and 2005 (continued)

(Unaudited)

4	Inventories

Inventories at September 30, 2005 and December 31, 2005 consisted of the following:

	September 30, 2005	December 31, 2005
Raw materials	$9,323,864	$13,283,872
Work-in-progress	2,698,554	4,058,111
Finished goods	9,673,808	19,543,885

	$21,696,226	$36,885,868

A floating charge was levied on the Company’s inventories with a carrying value of $7,661,888 and $7,682,585 as of September 30, 2005 and December 31, 2005 respectively as collateral under certain loan agreements (see Note 4).

5	Short-term Loans

The Company obtained several short-term loan facilities from the financial institutions in the PRC. These facilities were secured by the Company’s assets which consisted of the following:

	September 30, 2005	December 31, 2005
Pledged deposits	$6,426,100	$5,978,562
Inventories	7,661,888	7,682,585
Machinery and equipments, net	8,221,587	7,991,462

	$22,309,575	$21,652,609

As of September 30, 2005 and December 31 2005, the Company had several short-term bank loans with outstanding balances of $39,545,230 and $39,032,490 respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 5.022% to 6.138%, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Li Xiangqian, Chairman of the Company, or Jilin Province Huaruan Technology Co., Ltd. (“Huaruan”), a Company owned by Mr. Li Xiangqian, or other non-related parties. Mr. Li Xiangqian did not receive any compensation for acting as guarantor.

Certain shares of the Company were pledged by Mr. Li Xiangqian in order to secure these short-term bank loans as at September 30, 2005 and December 31, 2005 respectively.

In addition, if at any point during the period of above-mentioned loan facilities: (i) the Company’s total liabilities exceeds 70% of its total assets; (ii) the sales revenue declines by 10% from their level for the prior year, or (iii) the net-assets value declines by 10% compared to the same point during the prior year, all outstanding bank loans, including interest and penalties due there under will accelerate and become immediately due and payable. As of September 30, 2005 and December 31, 2005, the Company is in compliance with all these requirements.

During the three months period ended December 31, 2005, interest expenses of $204,253 were capitalized to property, plant and equipment.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2004 and 2005 (continued)

(Unaudited)

6	Share-based Compensation

Prior to October 1, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations including Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if on the measurement date the market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standard, the Company has elected to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended.

In December 2004, the FASB issued SFAS 123R, which requires companies to measure and recognize compensation expenses for all stock-based payment at grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). This statement replaces SFAS 123 and supersedes APB 25.

The Company has used the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested at October 1, 2005. Under the modified prospective method, the Company has not adjusted the financial statements for periods ending prior to September 30, 2005. Under the modified prospective method, the adoption of SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after September 30, 2005, as well as to the unvested portion of awards outstanding as of October 1, 2005.

SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation.

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of December 31, 2005, there was approximately $4,936,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 2 years. For the three months ended December 31, 2005, our total share-based compensation expense was approximately $712,000. We have not recorded any income tax benefit related to stock-based compensation in either of the three-month periods ended December 31, 2005.

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

Pursuant to the Plan, the Company issued 2,000,000 options with an exercise price of $6.25 per share on May 16, 2005. The exercise price equals to the market price of the Company’s shares at the date of grant.

As of December 31, 2005, there was unrecognized compensation cost of $4,936,344 related to non-vested share options. This cost is expected to be recognized over the next two years. The Company is expected to issue new shares to satisfy share option exercises.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2004 and 2005 (continued)

(Unaudited)

Aggregate number of non-vested shares issued under the Plan were 1,830,000 as of December 31, 2005. No changes of non-vested shares issued under the Plan occurred during the three months ended December 31, 2005. The weighted-average grant-date fair value of options granted during 2005 was $ 3.67 per share. The Company recorded non-cash share-based compensation expense of $ 711,513 for the three months ended December 31, 2005 in respect of share options granted in 2005, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs respectively.

Pursuant to the Plan, the Company issued 2,000,000 options with an exercise price of $6.25 per share on May 16, 2005. In accordance with the vesting provisions of the grants, the options will become vested and exercisable under the following schedule:

Numbers of Shares	Percentage of Options Issued	Initial Vesting Date
800,000	40%	July 1, 2007
600,000	30%	January 1, 2008
600,000	30%	July 1, 2008

2,000,000	100%

A summary of share option plan activity for the three months ended December 31, 2005 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding as of October 1, 2005	1,830,000	$6.25
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding as of December 31, 2005	1,830,000	$6.25	5.5 years

Exercisable as of December 31, 2005	—	—	—

The fair value of each option award is estimated on the date of grant using a Black-Scholes Option Valuation Model that uses the assumptions noted in the following table. The expected volatility was based on the historical volatilities of the Company’s listed common stock in the United States and other market information. The Company uses historical data to estimate share option exercises and employee departure behaviour used in the valuation model. The expected terms of share options granted is derived from the output of the option pricing model and represents the period of time hat share options granted are expected to be outstanding. Since the share options once exercised will primarily trade in the U.S. capital market, the risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant

Expected volatility	59.85%
Expected dividends	Nil
Expected terms	6 years
Risk-free interest rate	4.13%

The fair value of share warrants granted to the Company’s financial advisors and other external parties in connection with the share issuance in 2005 has been recorded within equity as a cost of the offering, and therefore, the issuance of the share warrants have no effect on net shareholders’ equity.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2004 and 2005 (continued)

(Unaudited)

7	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2005 and December 31, 2005, the Company had the following capital commitments:

	September 30, 2005	December 31, 2005
For construction of buildings	$1,062,953	$1,209,726

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

The Company has not yet obtained the land use right certificate relating to the premises occupied by the Company’s, BAK Industrial Park. However, the Company is in the process of applying to obtain the land use right certificate. The local government of Kuichong Township of Longgang District of Shenzhen has, however, granted permission for Shenzhen BAK to commence the construction of the new production plant.

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

As of December 31, 2005, the Company had unpaid land lease fees amounting to $3.0 million which the Company expects to pay upon grant of government approval.

The Company is not able to insure its manufacturing facilities since it has not yet received its land use right certificate. The Company intends to procure such insurance once it has received the certificate.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2004 and 2005 (continued)

(Unaudited)

(iii)	Guarantee

In order to secure the supplies of certain raw materials and upon the request of suppliers, the Company has guaranteed bank debt of certain suppliers as follows:

	September 30, 2005	December 31, 2005
Guarantee for Shenzhen Tongli - a non-related party	$3,608,502	$3,618,250
Guarantee for Shenzhen Zhenda - a non-related party	1,235,788	1,239,127

	$4,844,290	$4,857,377

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the condensed interim consolidated financial statements. Therefore, no obligation in respect of the above guarantees were recognized as of September 30, 2005 and December 31, 2005.

(iv)	Outstanding Discounted Bills

From time to time, the Company factors bills receivable from banks. At the time of the factoring, all rights and privileges of holding the receivables are transferred to the banks. The Company removes the asset from its books and records a corresponding expense for the amount of the discount. The Company remains contingently liable on the amount outstanding in the event the bill issuer defaults.

The Company’s outstanding discounted bills at September 30, 2005 and December 31, 2005 are summarized as follows:

	September 30, 2005	December 31, 2005
Bank acceptance bills	$3,287,140	$—
Commercial acceptance bills	741,473	2,306,374

	$4,028,613	$2,306,374

Item 2. Management’s Discussion and Analysis of Financial Condition or Results and Operations

The following discussion should be read in conjunction with the condensed interim consolidated financial statements and notes included in Item 1 of Part I of this report on Form 10-Q/A. Except for the historical information contained herein, this report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated by such forward-looking statements.

Restatement of Financial Statements

As required by Rule 13a-15 under the Securities Exchange Act, our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q/A. In addition, management has performed the same evaluation as of the date of filing this quarterly report on 10-Q/A.

Management has determined that the latest restatement and the other two previous restatements, as described in “Item 4. Control and Procedures,” resulted from material weaknesses in our internal control over financial reporting. As a result of existence of the material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with the US GAAP, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2005 and as of the date of filing of this report on Form 10-Q/A, our disclosure controls and procedures were not effective at a reasonable assurance level. To remediate the material weaknesses, we have taken and continue to take a number of measures.

For additional information relating to our material weaknesses and the remediation measures that we have taken or are taking, see “Item 4. Controls and Procedures.”

The restatement adjustments resulted in an increase in net income from $1.8 million to $2.1 million for three-month period ended December 31, 2004, and from $3.1 million to $3.2 million for the three-month period ended December 31, 2005. Accordingly, the resulting net income per share changed from $0.06 to $0.07 for the three-month period ended December 31, 2004 and December 31, 2005. The changes in the net income per share was primarily attributable to the downward adjustment of the interest expenses because of an error in application of accounting principles relating to interest capitalization, and to a lesser degree, the other five adjustments as previously described. As the restatement primarily resulted from our misapplication of accounting principles, we do not expect that the restatement adjustments will have an impact on our operational trends or result in any known uncertainties on a going-forward basis.

Overview

We are one of the largest manufacturers of lithium-ion battery cells in China and the world, as measured by production output. Our battery cells are the principal component of rechargeable lithium-based batteries used to power the following applications:

•	cellular phones - customer segments include both the OEM and replacement battery manufacturers;

•	notebook computers;

•	cordless power tools; and

•	portable consumer electronics, such as digital media devices, portable media players, portable audio players, portable gaming devices and PDAs.

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

We have recently expanded our product offerings by adding two new product lines:

•	High-power, lithium-phosphate cells for use in cordless power tools. We began commercial production of lithium-phosphate cells during the fourth quarter of calendar year 2005 for use in cordless power tools manufactured by DeWalt, a subsidiary of Black & Decker, Inc., a leading power tools manufacturer.

•	Lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, Bluetooth headsets, digital medial players and digital audio players. We began commercial production of lithium polymer cells in September 2005.

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

Notebook computers. Sales of notebook computers is driven by the increasing demand for mobile computing and the improved power and functionality of notebook computers. Lithium-based batteries have almost completely replaced nickel metal hydride batteries for notebook computers due to the increasing power of lithium-based batteries and demand for smaller, lighter notebook computers.

Power tools. Power tools such as drills, saws and grinders are used for both commercial and personal use. Due to high power requirements, many power tools have historically used small combustion engines, used heavier nickel metal hydride batteries or relied on external power sources. Recently, manufacturers of power tools, such as Milwaukee, Black & Decker, Bosch, Metabo and Ridgid, have begun using lithium-ion battery technology. Recently, the DeWalt division of Black & Decker began marketing a power tool product line that uses nano lithium phosphate technology in its batteries. This technology has resulted in increasing the power of the batteries to 36 volts. The market for portable high-powered power tools is rapidly growing and has prompted many users, both commercial and personal, to replace or upgrade their current power tools.

Portable consumer electronics. This category includes digital audio players (such as MP3 players), digital still cameras, digital video cameras portable DVD players, PDAs, Blackberries, portable gaming systems and Bluetooth devices. There is a rapid trend to use lithium based batteries in portable consumer electronics (both rechargeable and non-rechargeable) due to a desire for smaller, longer lasting devices.

Pricing Pressure

Portable electronic devices such as cellular phones and notebook computers are subject to declines in average selling prices from time to time due to evolving technologies, industry standards and consumer preferences. As a result, manufacturers of these electronic devices expect us as suppliers to cut our costs and lower the price of our products, particularly when they place substantial orders with us. We have reduced the price of our products in the past in order to meet market demand and expect to continue to face market-driven downward pricing pressures in the future. Our ability to maintain our cost-effectiveness will be critical to our future success in an increasingly price-sensitive market. We seek to achieve this by ramping up our production capacity to give us greater economies of scale through a higher bargaining power to secure a supply of materials and equipment at a lower cost, and a larger base for spreading out our fixed cost allocation. We believe this will provide incremental long-term growth opportunities, but in the short-term, will also require us to incur substantial capital expenditures.

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

The following table sets forth the breakdown of our revenues by battery cell type for the periods indicated.

	Three Months Ended December 31,
	2004	2005
	(in thousands)
Prismatic cells
Steel-case cells	$13,979	$14,221
Aluminum-case cells	6,551	8,855
Battery packs	4,478	2,954
Cylindrical cells	118	14
Lithium polymer cells	—	60

Total	$25,126	$26,104

Our revenues have increased during the three months ended December 31, 2005, in part because of increased shipments as we ramped up our production capacity to meet customer demands for our products.

Cost of revenues. Cost of revenues consists primarily of material costs, share-based compensation, employee remuneration for staff engaged in production activity, depreciation and related expenses that are directly attributable to the production of products.

Cost of revenues from the sales of battery packs also includes the fees we pay to pack manufacturers for assembling our prismatic cells into battery packs.

As we begin commercial production of cylindrical cells for notebook computers using a more automated manufacturing process, we expect to incur higher depreciation expenses related to the more sophisticated and expensive machinery and equipment used to produce cylindrical cells.

R&D costs. Research and development costs primarily comprise of remuneration for R&D staff, depreciation and maintenance expenses relating to R&D equipment, and R&D material costs.

Sales and marketing expenses. Sales and marketing expenses consist primarily of remuneration for staff involved in selling and marketing efforts, including staff engaged in the packaging of goods for shipment, advertising costs, depreciation, share-based compensation and travel and entertainment expenses. We do not pay slotting fees to retail companies for displaying our products, engage in cooperative advertising programs, participate in buy-down programs or similar arrangements. No material estimates are required by management to determine our actual marketing or advertising costs for any period.

General and administrative expenses. General and administrative expenses consist primarily of employee remuneration, share-based compensation, professional fees, insurance, payroll taxes and benefits, general office expenses, depreciation and bad debt expenses.

Income taxes. Under applicable income tax laws and regulations, an enterprise located in Shenzhen, including the district where our operations are located, is subject to a 15% enterprise income tax. Further, according to PRC laws and regulations, foreign invested manufacturing enterprises are entitled to, starting from their first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Our PRC subsidiaries, Shenzhen BAK and BAK Electronic, are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 7.5% for the following three years. As such, for the first two years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK is subject to an enterprise income tax rate of 7.5%. BAK Electronic, established in August 2005, is eligible for the same preferential tax treatment applicable to Shenzhen BAK and currently is exempt from any enterprise income tax due to tax losses status.

In addition, due to the additional capital invested in Shenzhen BAK in 2005, Shenzhen BAK was granted a full tax exemption on 55.88% of its taxable income for calendar years 2005 and 2006, and a 50% tax exemption on 55.88% of its taxable income for calendar years 2007 to 2009.

Furthermore, to encourage foreign investors to introduce advanced technologies to China, the PRC government has offered additional tax incentives to enterprises that are classified as a foreign invested enterprise with advanced technologies. According to an official notice issued by Shenzhen Municipal Trade and Industry Bureau, Shenzhen BAK received such designation in August 2005. As a result, as long as Shenzhen BAK maintains this designation and obtains approval from the tax authority, it can apply to the tax authority to extend its current reduced tax rate of 7.5% for another three years, until December 31, 2009.

Our company is subject to U.S. tax at the statutory rate of 35%. We have not made provisions for any U.S. tax because we have determined that we have no U.S. taxable income.

Our Hong Kong subsidiary, BAK International, is subject to Hong Kong profits tax at the rate of 17.5%. However because it does not have any assessable income derived from or arising in Hong Kong, it has not paid any Hong Kong profits tax.

Results of Operations

The following sets forth certain of our income statement information for the three months ended December 31, 2004 and 2005.

	Three Months Ended December 31,
	2004		2005
	(as restated)		(as restated)
	(in thousands, except percentages)
Statement of Operations Data
Revenues	$25,126	100.0%	$26,104	100.0%
Cost of revenues	20,562	81.8	19,028	72.9

Gross profit	4,564	18.2	7,076	27.1
Operating expenses:
Research and development costs	20	0.1	495	1.9
Sales and marketing expenses	738	2.9	1,205	4.6
General and administrative expenses	1,241	4.9	2,162	8.3

Total operating expenses	1,999	8.0	3,862	14.8

Operating income	2,565	10.2	3,214	12.3
Finance costs, net	219	0.9	181	0.7
Other expenses (income)	26	0.1	4	(—	)(1)
Gain on trading securities	—	—	279	1.1
Income taxes	176	0.7	116	0.4

Net income	$2,144	8.5%	$3,192	12.3%

(1)	Less than 0.1%

Results of operations for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

Revenues

Revenues increased to $26.1 million for the three months ended December 31, 2005 as compared to $25.1 million for same period in 2004, an increase of $1.0 million or 3.9%.

•	Revenues from the sales of steel-case cells increased to $14.2 million in the three months ended December 31, 2005 from $14.0 million in the same period in 2004, an increase of $242,000 or 1.7%, due to an increase in sales volume by 7.0%, offset by a decrease in average selling price by 4.8% primarily attributable to the pricing pressure in an increasingly competitive market.

•	Revenues from the sales of aluminum-case cells increased to $8.9 million in the three months ended December 31, 2005 from $6.6 million in the same period in 2004, an increase of $2.3 million or 35.2%, due to an increase in sales volume of 34.4% driven by increased sales in the OEM market.

•	Revenues from sales of battery packs decreased to $3.0 million in the three months ended December 31, 2005 from $4.5 million in the same period in 2004, due to both a decrease in sales volume by 15.5% and a decrease in average selling price by 21.8%. The decrease in average selling price is primarily attributable to the pricing pressure in an increasingly competitive market.

•	We also sold $60,000 of lithium polymer cells in the three months ended December 31, 2005, our first sales of these products.

Cost of Revenues

Cost of revenues decreased to $19.0 million for the three months ended December 31, 2005 as compared to $20.6 million for the same period in 2004, a decrease of $1.5 million or 7.5%. The decrease in cost of revenue was attributable to a decrease in unit costs for prismatic cells and for battery packs offset by an increase in units of products sold. The decrease in unit manufacturing costs is primarily the result of a decrease in the cost of raw materials generally, an increase in efficiency in our use of raw materials and our manufacturing yields resulting from our improvement in process technology and an increase in sales volume giving us a larger base to spread out our fixed cost allocation. By product breakdown:

•	unit cost of revenue for steel-case cells, decreased by 13.0%;

•	unit cost of revenue for aluminum-case cells, decreased by 18.5%;

•	unit cost of manufacturing battery packs decreased by 31.4%.

As a result, gross profit for the three months ended December 31, 2005 was $7.1 million or 27.1% of revenues as compared to gross profit of $4.6 million or 18.2% of revenues for the same period in 2004.

Research and Development Costs

Research and development costs increased to $495,000 for the three months ended December 31, 2005 as compared to $20,000 for the same period in 2004. Share-based compensation included in research and development expenses was $254,000. We adopted SFAS 123R in the fiscal year ended December 31, 2005 on a modified prospective approach, which required us to measure the employee share-based compensation cost at grant date fair value and recognized over the vesting period. Prior to adoption of SFAS 123R, we adopted the intrinsic value method under SFAS 123 and APB 25. There was no comparable expense in the fiscal year 2005. Salary expenses increased by $67,000 as a result of the increase in the headcount of employees. Depreciation expenses increased by $56,000 as we purchased more equipment for our R&D efforts.

Sales and Marketing Expenses

Sales and marketing expenses increased to $1.2 million for the three month period ended December 31, 2005 as compared to $738,000 for the same period in 2004, an increase of $467,000 or 63.3%. As a percentage of revenues, sales and marketing expenses have increased to 4.6% for the three months ended December 31, 2005, from 2.9% for the same period in 2004. Salaries increased to $598,000 from $387,000, an increase of $211,000 as a result of the increase in the headcount of salesmen and packaging employees with the expansion of the Company. Depreciation charges also increased by $112,000 due to the facilities expansion in the three months ended December 31, 2005. We adopted SFAS 123R in the fiscal year ended December 31, 2005 on a modified prospective approach, which required us to measure the employee share-based compensation cost at grant date fair value and recognized over the vesting period. Prior to adoption of SFAS 123R, we adopted the intrinsic value method under SFAS 123 and APB 25. There was no comparable expense in fiscal year 2005. Higher sales volumes increased packaging and transportation costs by $52,000.

General and Administrative Expenses

General and administrative expenses increased to $2.2 million, or 8.3% of revenues, for the three months ended December 31, 2005 as compared to $1.2 million, or 4.9% of revenues, for the same period in 2004, an increase of $0.9 million or 74.2%. Share-based compensation included in general and administrative expenses was $333,000 for the three months ended December 31, 2005. We adopted SFAS 123R in the fiscal year ended December 31, 2005 on a modified prospective approach, which required us to measure the employee share-based compensation cost at grant date fair value and recognized over the vesting period. Prior to adoption of SFAS 123R, we adopted the intrinsic value method under SFAS 123 and APB 25. There was no comparable expense in fiscal year 2005. There was no comparable expense in fiscal year 2005. Professional fees and expenses increased $209,000 for the three months ended December 31, 2005, as compared with the same period in 2004, reflecting the additional costs of operating as a public company. Salary expenses decreased by $236,000 as a result of increased headcount of administrative staff due to expansion of the company. Bad debt expenses increased by $204,000 as a result of slower accounts receivable turnover during the fiscal quarter ended December 31, 2005.

Operating Income

As a result of the above, operating income totaled $3.2 million for the three months ended December 31, 2005 as compared to operating income of $2.6 million for the same period of the prior year, an increase of $0.6 million or 25.3%. As a percentage of revenues, operating income was 12.3% for the three months ended December 31, 2005 as compared to 10.2% for the same period of the prior year.

Finance Costs, Net

Finance costs, net decreased to $181,000 for the three month period ended December 31, 2005 as compared to $219,000 for the same period of the prior year, a decrease of $38,000 or 17.4%. We had $39.0 million in short term loans as of December 31, 2005 as compared to $29.1 million outstanding as of December 31, 2004.

Gain on trading securities

The income from sales of trading securities for the three months ended December 31, 2005 represents to BAK International’s short-term investment in financial instruments during the period.

Net Income

As a result of the foregoing, we increased our net income decreased to $3.2 million for the three months ended December 31, 2005 as compared to $2.1 million for the same period of the prior year.

Capital Resources and Liquidity

We have historically financed our liquidity requirements from a variety of sources, including short-term loans and bills payable under bank credit agreements, sales of bills receivables and issuance of capital stock. As of December 31, 2005, we had cash and cash equivalents totalling $11.4 million, as compared to $33.1 million as of September 30, 2005. In addition, we had pledged deposits amounting to $24.9 million and $19.4 million at December 31, 2005 and September 30, 2005, respectively. Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances. The individual bank loans have maturities ranging from 5 to 12 months which coincides with the periods the cash remains pledged to the banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended December 31,
	2004	2005
	(as restated)	(as restated)
	(in thousands)
Net cash provided by (used in) operating activities	$10,608	$(4,021)
Net cash used in investing activities	(8,309)	(11,887)
Net cash used in financing activities	(2,241)	(5,762)
Effect of exchange rate changes on cash and cash equivalents	(13)	(17)
Net increase (decrease) in cash and cash equivalent	45	(21,687)
Cash and cash equivalents at the beginning of period	3,212	33,056
Cash and cash equivalents at the end of period	3,257	11,369

Operating Activities

Net cash used in operating activities was $3.7 million in the three months ended December 31, 2005 compared with net cash provided by operating activities of $10.6 million in the same period in 2004. The negative cash flow was mainly the result of a substantial increase in our levels of inventories as of December 31, 2005 as we increased our production output, partially offset by an increase in net income and an increase in accounts and bills payable.

Investing Activities

Net cash used in investing activities increased from $8.3 million in the three months ended December 31, 2004 to $12.2 million in the same period in 2005, primarily as a result of an increase in purchase of property, plant and equipment in connection with our expansion of capacity.

Financing Activities

Net cash used in financing activities increased from $2.2 million in the three months ended December 31, 2004 to $5.8 million in the same period in 2005. The increase reflected an increase in repayment of borrowings and an increase in pledged deposits, partially offset by an increase in proceeds from borrowings. As of December 31, 2005, the principal outstanding amounts under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed
	(in thousands)
Credit Facilities:
Agricultural Bank of China	$30,978	$29,158
Shenzhen Development Bank	18,587	13,630
Shenzhen Commercial Bank	6,196	4,337
China Minsheng Bank	4,956	4,956
China Construction Bank	12,391	6,196

Subtotal—Credit Facilities	$73,108	$58,277

Lines of Credit:
Agricultural Bank of China		$4,264
Shenzhen Development Bank		212
Shenzhen Commercial Bank		4,942
China Minsheng Bank		4,942

Subtotal—Other Borrowings		14,360

Total Principal Outstanding		$72,637

The above principal outstanding amounts under credit facilities as of December 31, 2005 represent short-term bank loans of $39.0 million and bills payable of $33.6 million.

For the purpose of presentation, the effect of increase in bills payable balance is included in operating activities in the statements of cash flows due to their nature.

During the three months ended December 31, 2005, we refinanced two of our credit facilities totaling $3.8 million, and entered into two new credit facilities totaling $3.7 million with existing lenders. The four new facilities provide for monthly interest payments at fixed annual interest rates from 5.022% to 6.138%, with principal repayments at maturities during the second calendar quarter of 2006. On January 11, 2006, Shenzhen BAK repaid in full its loan from the Agricultural Bank of China, originally entered into on July 29, 2005 for up to $6,178,942 and maturing January 29, 2006. The principal balance at the time of repayment was $6,178,942.

We had a working capital surplus of $19.3 million as of December 31, 2005, as compared to $20.1 million as of September 30, 2005, a decrease of $0.8 million. This decrease was primarily attributable to the $4.0 million increase in bills payable to finance the construction of the BAK Industrial Park and the acquisition of equipment. We had short-term borrowings maturing in less than one year of $39.0 million as of December 31, 2005, as compared to $39.5 million as of September 30, 2005, a decrease of $0.5 million.

Capital Expenditures

We made capital expenditures of $9.9 million in the three months ended December 31, 2005. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity.

We have completed the construction of 174,784 square meters of new facilities comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space and administrative offices at the BAK Industrial Park. Of that space, 107,388 square meters are new manufacturing facilities. We have completed construction and put into use an additional administrative area, production facility, four manufacturing facilities, a warehouse and packaging facility, two dormitories and one dining hall. At present, we have no significant payment obligations related to these facilities, although we continue to make payments regarding the construction of the facility as costs arise.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2005:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Short-term bank loans	39,032	39,032	—	—	—
Bills payable	33,605	33,605	—	—	—
Operating lease obligations	192	95	97	—	—
Capital commitments for construction of buildings	1,210	1,210	—	—	—
Future interest payments on short-term bank loans	597	597	—	—	—

Total	74,636	74,539	97	—	—

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, capital commitments, operating lease obligations, purchase obligations or other long-term liabilities as of December 31, 2005.

Off-Balance Sheet Transactions

In the ordinary course of business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related to or unrelated to us. Conversely, our debt with lenders may also be guaranteed by other parties which may be related or unrelated to us.

Under generally accepted accounting principles in the United States of America, these transactions may not be recorded on our balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off balance sheet arrangements would result from our loan guaranties in which Shenzhen BAK would provide contractual assurance of the debt, or guarantee the timely re-payment of principal and interest of the guaranteed party.

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

We have assessed the fair value of our obligations arising from the financial guarantee and considered it was immaterial to the consolidated financial statements. Therefore, no obligations under the guarantees were recognized as of December 31, 2005.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of September 30, 2005 and December 31, 2005, the carrying amount of property, plant and equipment, net was $65.8 million and $72.0 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2005 and December 31, 2005, we had not charged off any balances as we had yet to exhaust all means of collection.

Stock-Based Compensation

We have adopted the alternate intrinsic value method recognition provision of SFAS 123. Pursuant to the requirements of SFAS 123, we disclose the pro forma effect of application of the preferred fair value method recognition provision. Further, effective October 1, 2005, we adopted the provisions of SFAS 123R which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. We determine fair value using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of our ordinary shares and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount we computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

Changes in Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which became effective for us on October 1, 2005. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). The Company adopted SFAS 123R since the quarter ended December 31, 2005, on a modified prospective approach.

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

Exchange Rates

The financial records of Shenzhen BAK and BAK Electronic are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income (loss) in our shareholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars, were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per US Dollar
	2005	2004
Balance sheet items as of December 31	8.0702	N/A
Amounts included in the statement of operations, statement of changes in shareholder’s equity and statement of cash flows for the three months ended December 31	8.0833	8.2767
Balance sheet items as of September 30	8.092	N/A

RMB are not readily convertible into U.S. dollars in the foreign exchange markets. The foreign exchange rate between the RMB and the US dollar had been stable at approximately RMB 8.28 to $1.00 for the last few years. On July 21, 2005, the People’s Bank of China announced that it would allow the RMB to move to a flexible exchange rate with a maximum daily variance against the US dollar of 0.3%. No provision has been made in the accompanying financial statements for the change in currency policy, nor has any determination been made, as to the potential impact, this may have on our future operations. As a result, the stated exchange rates may not accurately reflect the amount in US dollars into which RMB could be actually converted at the date or during the periods reflected in the foregoing table.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, based on the banks’ prime rates, are fixed for the terms of the loans, the terms are typically five to twelve months and interest rates are subject to change upon renewal. There were no changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2005. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at December 31, 2005 would decrease net income before provision for income taxes by $390,325 or 11.8% for the three months ended December 31, 2005. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, approximately 75% of our revenues and 90% of our costs and expenses for the three months ended December 31, 2005 are denominated in Renminbi, with the balance denominated in U.S. dollars. Approximately 95% of our assets except for cash are denominated in Renminbi as of December 31, 2005. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and Renminbi. If the Renminbi depreciates against the U.S. dollar, the value of our Renminbi revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We record transactions denominated in currencies other than the U.S. dollar by translating them into U.S. dollars at the applicable exchange rates on the transaction dates. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the applicable exchange rate on the balance sheet date. Any resulting exchange differences are recorded in other comprehensive income or loss. An average appreciation (depreciation) of the Renminbi against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $3.8 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in Renminbi as of December 31, 2005. As of December 31, 2005, our accumulated other comprehensive income (loss) was $1.2 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarter report on Form 10-Q/A. In addition, management has performed the same evaluation as of the date of filing this quarter report on Form 10-Q/A. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Management’s Determination on Disclosure controls and procedure

Management has determined that the above-mentioned three restatements related to control deficiencies that in turn resulted from material weaknesses in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of existence of the material weaknesses, as described below, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2005, as of the date of filing of this quarterly report on Form 10-Q/A, our disclosure controls and procedures were not effective at a reasonable assurance level.

As a result of the restatements, we re-closed our financial statements for three months ended December 31, 2004 and 2005. Management believes that the financial statements included in this quarterly report on Form 10-Q/A fairly reflected in all material respects our financial conditions, the results of operation and cash flows for the periods presented therein.

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

We have taken, and continue to take, these remediation measures to address the material weaknesses in our internal control over financial reporting. Although we believe that these material weaknesses have not been fully resolved as of the date of filing of this quarterly report on Form 10-Q/A, we are currently taking measures to remedy all material weaknesses by the end of fiscal year ending September 30, 2006. We are in the process of evaluating, implementing and testing our internal control procedures in anticipation of the compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending September 30, 2006.

Except for the foregoing remediation measures, there have been no material changes in our disclosure controls and procedures, or our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

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

In the course of the SEC review of registration statements on Form SB-2 (File Nos. 333-122209 and 333-130247), we restated our consolidated balance sheet as of September 30, 2004, our consolidated statements of income and comprehensive income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders equity for the fiscal year ended September 30, 2004, and also extended or modified certain notes to these consolidated financial statements. This restatement arose out of accounting errors relating to (1) misclassification of cash transactions, (2) incorrect charging to our statements of income and comprehensive income and comprehensive income for fiscal 2003 and 2004 for deficit attributable to 1,152,456 shares outstanding prior to our reverse merger on January 20, 2005, and (3) incorrect presentation of depreciating expenses in the statement of income and comprehensive income. The restatement resulted in an increase in net cash from financing activities, a decrease in the number of common stock outstanding and a corresponding increase in paid-in-capital, and a decrease in gross profit for the fiscal year ended September 30, 2004 by $1,635,971, or approximately 11%.

In the course of the SEC review of the registration statements referred to above, we determined that beginning with fiscal quarter ended December 31, 2005, we would no longer be considered a “small business issuer.” We restated our consolidated balance sheet as of December 31, 2005, our consolidated statement of income and comprehensive income and our consolidated statement of cash flows for the three months ended December 31, 2005 to reflect the prospective adoption of SFAS 123R relating to the accounting for stock-based compensation commencing in the first quarter of our fiscal year ending September 30, 2006. Pursuant to the restatement, we incurred an incremental share-based compensation expense of $711,512 in the quarter ended December 31, 2005. This restatement resulted in, among other things, a decrease in gross profit and net income per share for the first quarter of our fiscal year 2006.

As reported in the current report on Form 8-K filed with the SEC on August 4, 2006, we changed our independent registered public accounting firm from Schwartz Levitsky Feldman LLP to KPMG. We engaged KPMG on May 15, 2006 to audit our financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the course of the audit, KPMG notified our accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction relating to: (1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses; (2) the incorrect charging to shareholders’ equity for fiscal year 2005 the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income; (3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation of the applicable PRC laws; (4) the understatement of our accumulated foreign-currency translation adjustment for fiscal 2005 included in comprehensive income and overstatement of our additional paid-in capital due to a calculation error during consolidation; (5) other misstatements identified, which were individually not material, include amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items, and (6) the consequential understatements or overstatements of income tax expenses. The net restatement adjustments resulted in an increase in our net income and net income per share in the relevant periods.

Management has determined that the restatements referred to above resulted from material weaknesses in our internal control over financial reporting. These material weaknesses relate primarily to the presentation of financial information in accordance with U.S. GAAP. See “Item 4 Controls and Procedures” for a more detailed discussion of these material weaknesses.

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

Management has determined that as of the fiscal quarter ended December 31, 2005 and as of the date of filing of this report, the restatements, as described in “Item 4 Controls and Procedures,” resulted from material weaknesses in our internal control over financial reporting. To remediate these material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with U.S. GAAP, we have taken and continue to take a number of remediation measures, as described in “Item 4 Controls and Procedures.” However, we cannot assure you that we can fully remediate all our material weaknesses or address additional material weaknesses or significant deficiencies that may subsequently arise by the year end date of fiscal year 2006, so that our management can conclude that we will have an effective internal control over financial reporting as of the fiscal year end for our annual report on Form 10-K for the fiscal year 2006. If we cannot implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, our independent auditors may not be able to provide a written attestation as to the effectiveness of our internal controls over financial reporting, in which event, our independent auditors may issue a disclaimer of their audit opinion. Our failure to achieve and maintain effective internal control over financial reporting may result in sanctions or investigations by regulatory authorities, such as the SEC, and loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act of 2002.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 34.5%, 48.1% of our revenues for the fiscal year ended September 30, 2004 and the three months ended December 31, 2005, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

For the three months ended December 31, 2005, we derived 25.9% of our sales from outside Mainland China. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

As of December 31, 2005, we had $39.0 million of short-term loans and $33.6 million of bills payable maturing in less than one year, a substantial portion of which was secured by certain of our assets that amounted to $40.6 million. Our deposits, inventory, machinery and equipment worth $21.7 million secured the short-term bank loans, and our deposits worth of $18.9 million secured the bills payable. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

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

As of December 31, 2005, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 45.1% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

By the written consent of holders of a majority of our shares of common stock (the “Majority Stockholders”), the Majority Shareholders approved an amendment to our Articles of Incorporation and Bylaws which will give our board of directors (the “Board”) the authority to determine the number of directors on the Board. Finally, the Majority Stockholders approved by written consent the Stock Option Plan and Compensation Plan for Non-Employee Directors of China BAK Battery, Inc. However, none of the foregoing actions will be effective until the end of the twentieth calendar day after an Information Statement under Section 14(c) of the Securities Exchange Act of 1934, as amended, which includes information relating to the foregoing actions, is sent to our stockholders. An Information Statement has not been sent our stockholders and accordingly, none of the foregoing actions are yet effective.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BAK BATTERY, INC.

Date: August 22, 2006	By:	/s/ Li Xiangqian
Li Xiangqian, Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2006	By:	/s/ Han Yongbin
Han Yongbin, Chief Financial Officer
(Principal financial Officer and Principal Accounting Officer)