Form 10-Q/A
period 2006-03-31
CHINA BAK BATTERY INC
filed 2006-08-22
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 1, 2006, 48,878,396 shares of China BAK Battery, Inc. common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

This Amendment to the quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006 of China BAK Battery, Inc. is filed in connection with our restatement of our historical financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 and the three and six months ended March 31, 2005 and 2006. This Amendment supersedes the quarterly report on Form 10-Q.

As previously reported in our current report on Form 8-K filed with the SEC on August 4, 2006, we engaged KPMG to audit our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the audit of these financial statements, KPMG notified the Company’s accounting staff of misstatements in our previously reported financial statements for the fiscal year ended September 30, 2003, 2004 and 2005 that required correction.

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

(4) the understatement of our accumulated foreign-currency translation adjustment included in comprehensive income and the overstatement of our additional paid-in capital due to a calculation error during consolidation.

(5) other misstatements of amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses and certain cash flows items; and

(6) the consequential understatements of income tax expenses.

The accompanying condensed interim consolidated balance sheets as of March 31, 2006, and the related condensed interim consolidated statements of income and comprehensive income, shareholders’ equity and comprehensive income, and cash flows for the three and six months ended March 31, 2006 have been restated to reflect the correction of these misstatements. In addition, certain figures have been reclassified to conform with the presentation.

The following tables present the effect of aforementioned restatements on the selected line items included in the condensed consolidated financial statements for the periods indicated

Statement of income and comprehensive income information:

	Three Months Ended March 31,
	2005		2006
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Cost of revenues	20,310,291	19,843,516	26,013,783	25,977,085
Gross profit	5,568,816	6,034,891	12,206,345	12,242,643
Sales and marketing expenses	1,018,113	955,859	1,315,953	1,296,594
General and administrative expenses	1,017,396	1,381,054	2,465,970	2,026,240
Operating income	3,366,837	3,532,207	7,960,743	8,456,129
Finance costs, net	572,064	225,921	650,882	515,175
Other expenses	24,879	18,821	61	33,700
Income taxes	219,776	251,236	345,827	353,098
Net income	2,566,238	3,036,229	6,967,345	7,554,156
Other comprehensive (loss)/income	(1,525)	(3)	217,126	665,400
Weighted average number of ordinary shares—Diluted	38,811,224	39,013,739	49,474,470	49,287,977
Net income per share—Basic and diluted	0.07	0.08	0.14	0.15

Statement of cash flow information:

	Three Months Ended March 31,
	2005		2006
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Net cash (used in)/provided by operating activities	(613,660)	2,935,508	151,707	(4,248,997)
Net cash used in investing activities	(6,191,826)	(7,950,724)	(6,718,451)	(2,798,231)
Net cash provided by financing activities	14,434,720	12,630,966	2,379,714	3,545,927
Effect of exchange rate changes on cash and cash equivalents	—	13,742	740,846	55,117

i

Statement of income and comprehensive income information:

	Six months ended March 31,
	2005		2006
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Cost of revenues	41,053,745	40,405,728	45,078,284	45,005,275
Gross profit	9,950,927	10,598,944	19,245,595	19,318,203
Sales and marketing expenses	1,825,979	1,694,109	2,539,789	2,501,151
General and administrative expenses	2,220,364	2,622,823	4,526,865	4,189,009
Operating income	5,718,793	6,096,221	11,220,055	11,669,158
Finance costs, net	961,714	444,480	1,035,771	695,811
Other expenses	24,879	45,003	29,263	37,899
Gain on trading security	—	—	—	279,260
Income taxes	363,842	426,764	450,831	468,674
Net income	4,368,358	5,179,974	10,044,936	10,746,034
Other comprehensive income/(loss)	(1,596)	(1,470)	581,523	887,130
Weighted average number of ordinary shares—Diluted	34,976,754	35,031,610	49,474,790	48,977,921
Net income per share—Basic and diluted	0.12	0.15	0.21	0.22

Statement of cash flow information:

	Six months ended March 31,
	2005		2006
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Net cash provided by/(used in) operating activities	2,226,789	13,543,769	(12,369,777)	(8,270,301)
Net cash used in investing activities	(10,854,481)	(16,260,013)	(14,020,018)	(14,685,331)
Net cash provided by/(used in) financing activities	16,303,339	10,390,112	395,715	(2,215,642)
Effect of exchange rate changes on cash and cash equivalent	(1,525)	254	861,110	38,304

Balance sheet information:

	March 31, 2006
	As previously reported	As restated
	US$	US$
Prepayments and other receivables	2,376,496	2,864,289
Property, plant and equipment, net	75,446,570	77,513,717
Lease prepayments, net	3,277,288	3,151,659
Deferred tax assets	—	139,671
Total assets	217,958,823	220,427,079
Accrued expenses and other payables	12,115,191	14,527,863
Deferred tax liabilities	—	292,576
Total liabilities	117,681,037	117,068,511
Additional paid-in capital	69,429,066	68,831,762
Statutory reserves	5,550,654	4,290,539
Retained earnings	24,024,936	28,295,004
Accumulated other comprehensive income	1,224,249	1,892,385
Total shareholders’ equity	100,277,786	103,358,568

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

Management has determined that the latest restatement and the other two previous statements, as described in “Item 4. Controls and Procedures,” resulted from material weaknesses in our internal control over financial reporting. As a result of existence of the material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with the US GAAP, our chief executive officer andour chief financial officer have concluded that, as of March 31, 2006, and as of the date of filing of this quarterly report in Form 10-Q/A, our disclosure controls and procedures were not effective at a reasonable assurance level. To remediate the material weaknesses, we have taken and continue to take a number of measures.

For additional information relating to our material weaknesses and the remediation measures that we have taken or are taking, see “Item 4. Controls and Procedures.”

For additional information relating to the effect of our restatement, see “Part I. Item 1. Financial Statements.”

ii

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated balance sheets

as of September 30, 2005 and March 31, 2006

(In US$)

	Note	September 30, 2005	March 31, 2006
		(as restated)	(as restated, unaudited)
Assets
Current assets
Cash and cash equivalents		$33,055,784	$7,922,814
Pledged deposits	3	19,392,280	25,244,989
Trade accounts receivable, net		43,863,782	57,623,273
Inventories	4	21,696,226	45,916,347
Prepayments and other receivables		2,155,570	2,864,289

Total current assets		120,163,642	139,571,712

Property, plant and equipment, net		65,751,208	77,513,717
Lease prepayments, net		3,154,799	3,151,659
Intangible assets, net		53,379	50,320
Amounts due from related parties		271,873	—
Deferred tax assets		91,294	139,671

Total assets		$189,486,195	$220,427,079

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated balance sheets

as of September 30, 2005 and March 31, 2006 (continued)

(In US$)

	Note	September 30, 2005	March 31, 2006
		(as restated)	(as restated, unaudited)
Liabilities
Current liabilities
Short-term bank loans	5	$39,545,230	$42,910,424
Accounts and bills payable		45,118,786	59,337,648
Accrued expenses and other payables		14,279,591	14,527,863

Total current liabilities		98,943,607	116,775,935

Deferred tax liabilities		233,445	292,576

Total liabilities		99,177,052	117,068,511

Commitments and contingencies	7

Shareholders’ equity
Ordinary shares US$ 0.001 par value; 100,000,000 authorized; 48,878,396 issued and outstanding as of September 30, 2005 and March 31, 2006		48,878	48,878
Additional paid-in-capital		67,415,501	68,831,762
Statutory reserves		3,034,141	4,290,539
Retained earnings		18,805,368	28,295,004
Accumulated other comprehensive income		1,005,255	1,892,385

Total shareholders’ equity		90,309,143	103,358,568

Total liabilities and shareholders’ equity		$189,486,195	$220,427,079

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of income

and comprehensive income

for the three months ended March 31, 2005 and 2006

(Unaudited)

(In US$)

	Three months ended March 31,
	2005	2006
	(as restated)	(as restated)
Net revenues	$25,878,407	$38,219,728
Cost of revenues	(19,843,516)	(25,977,085)

Gross profit	$6,034,891	$12,242,643

Operating expenses:
Research and development costs	$(165,771)	$(463,680)
Sales and marketing expenses	(955,859)	(1,296,594)
General and administrative expenses	(1,381,054)	(2,026,240)

Total operating expenses	$(2,502,684)	$(3,786,514)

Operating income	$3,532,207	$8,456,129
Finance costs, net	(225,921)	(515,175)
Other expenses	(18,821)	(33,700)

Income before income taxes	3,287,465	7,907,254
Income taxes	(251,236)	(353,098)

Net income	3,036,229	7,554,156

Other comprehensive (loss) / income
- Foreign currency translation adjustment	(3)	665,400

Comprehensive income	$3,036,226	$8,219,556

Net income per share:
-Basic and diluted	$0.08	$0.15

Weighted average number of ordinary shares:
-Basic	38,811,224	48,878,396

-Diluted	39,013,739	49,287,977

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of income

and comprehensive income

for the six months ended March 31, 2005 and 2006

(Unaudited)

(In US$)

	Six months ended March 31,
	2005	2006
	(as restated)	(as restated)
Net revenues	$51,004,672	$64,323,478
Cost of revenues	(40,405,728)	(45,005,275)

Gross profit	10,598,944	19,318,203

Operating expenses:
Research and development costs	(185,791)	(958,885)
Sales and marketing expenses	(1,694,109)	(2,501,151)
General and administrative expenses	(2,622,823)	(4,189,009)

Total operating expenses	(4,502,723)	(7,649,045)

Operating income	6,096,221	11,669,158
Finance costs, net	(444,480)	(695,811)
Other expenses	(45,003)	(37,899)
Gain on trading securities	—	279,260

Income before income taxes	5,606,738	11,214,708
Income taxes	(426,764)	(468,674)

Net income	$5,179,974	$10,746,034

Other comprehensive (loss) / income
- Foreign currency translation adjustment	(1,470)	887,130

Comprehensive income	$5,178,504	$11,633,164

Net income per share:
-Basic and diluted	$0.15	$0.22

Weighted average number of ordinary shares:
-Basic	34,976,754	48,878,396

-Diluted	35,031,610	48,977,921

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of shareholders’ equity for the six months ended March 31, 2005 and 2006

(Unaudited)

(In US$)

		Ordinary shares		Additional paid-in- capital			Accumulated other comprehensive income/(loss)	Total share- holders’ equity
	Note	Number of shares	amount		Statutory reserves	Retained earnings
				(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Balance as of October 1, 2004 (as restated)		31,225,642	$31,226	$12,052,845	$1,724,246	$6,621,539	$(170)	$20,429,686
Net income		—	—	—	—	5,179,974	—	5,179,974
Reverse acquisition	1	1,152,458	1,152	—	—	(2,824)	—	(1,672)
Issuance of ordinary shares, net of transaction costs of $1,471,371		8,600,433	8,600	15,520,029	—	—	—	15,528,629
Appropriation to statutory reserves		—	—	—	375,057	(375,057)	—	—
Foreign currency translation adjustment		—	—	—	—	—	(1,470)	(1,470)

Balance as of March 31, 2005 (as restated, unaudited)		40,978,533	$40,978	$27,572,874	$2,099,303	$11,423,632	$(1,640)	$41,135,147

Balance as of October 1, 2005 (as restated)		48,878,396	48,878	67,415,501	3,034,141	18,805,368	1,005,255	90,309,143
Net income		—	—	—	—	10,746,034	—	10,746,034
Share-based compensation	6	—	—	1,416,261	—	—	—	1,416,261
Appropriation to statutory reserves		—	—	—	1,256,398	(1,256,398)	—	—
Foreign currency translation adjustment		—	—	—	—	—	887,130	887,130

Balance as of March 31, 2006 (as restated, unaudited)		48,878,396	$48,878	$68,831,762	$4,290,539	$28,295,004	$1,892,385	$103,358,568

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the three months ended March 31, 2005 and 2006

(Unaudited)

(In US$)

	Three months ended March 31,
	2005	2006
	(as restated)	(as restated)
Cash flow from operating activities
Net income	$3,036,229	$7,554,156
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortisation	748,678	1,428,652
Bad debt expense	147,943	422,163
Deferred income taxes	20,979	3,286
Share-based compensation	—	704,748

Changes in operating assets and liabilities:
Trade accounts receivable	(3,802,290)	(8,011,225)
Inventories	7,175,667	(9,030,479)
Prepayments and other receivables	(920,866)	(500,998)
Accounts and bills payable	(4,334,666)	2,554,531
Accrued expenses and other payables	863,834	626,169

Net cash provided by / (used in) operating activities	$2,935,508	$(4,248,997)

Cash flow from investing activities
Purchases of property, plant and equipment	$(7,950,724)	$(2,795,910)
Purchase of intangible assets	—	(2,321)

Net cash used in investing activities	$(7,950,724)	$(2,798,231)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the three months ended March 31, 2005 and 2006 (continued)

(Unaudited)

(In US$)

	Three months ended March 31,
	2005	2006
	(as restated)	(as restated)
Cash flow from financing activities
Proceeds from borrowings	$20,566,360	$22,625,537
Repayment of borrowings	(20,805,897)	(18,747,603)
Increase in pledged deposits	(2,628,817)	(353,595)
Amounts (paid to)/received from related parties	(29,309)	21,588
Proceeds from issuance of capital stock, net	15,528,629	—
Contribution of cash from shareholders acquiring shares of BAK International Limited	11,500,000	—
Distribution of cash to shareholders in connection with acquisition of shares of China BAK Battery, Inc.	(11,500,000)	—

Net cash provided by financing activities	$12,630,966	$3,545,927

Effect of exchange rate changes on cash and cash equivalents	$13,742	$55,117

Net increase / (decrease) in cash and cash equivalents	$7,629,492	$(3,446,184)
Cash and cash equivalents at the beginning of period	3,256,806	11,368,998

Cash and cash equivalents at the end of period	$10,886,298	$7,922,814

Supplemental disclosure of cash flow information
Cash received during the period for:
Bills receivable discounted to bank	$3,904,497	$11,984,834

Cash paid during the period for:
Bills discounting charges	$116,201	$176,512

Income taxes	$9,460	$49,907

Interest expense, net of amounts capitalized	$225,707	$464,132

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the six months ended March 31, 2005 and 2006

(Unaudited)

(In US$)

	Six months ended March 31,
	2005	2006
	(as restated)	(as restated)
Cash flow from operating activities
Net income	$5,179,974	$10,746,034
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortisation	1,529,240	2,675,159
Bad debt expense	345,487	677,651
Deferred income taxes	41,958	9,361
Share-based compensation	—	1,416,261
Gain on trading securities	—	(279,260)

Changes in operating assets and liabilities:
Trade accounts receivable	(10,308,849)	(14,419,154)
Inventories	17,410,893	(24,220,121)
Prepayments and other receivables	(91,846)	(745,150)
Accounts and bills payable	(218,897)	14,218,862
Accrued expenses and other payables	(344,191)	1,650,056

Net cash provided by / (used in) operating activities	13,543,769	(8,270,301)

Cash flow from investing activities
Purchases of property, plant and equipment	(16,260,013)	(14,962,270)
Purchases of intangible assets	—	(2,321)
Purchase of trading securities	—	(3,702,014)
Proceeds from disposal of trading securities	—	3,981,274

Net cash used in investing activities	$(16,260,013)	$(14,685,331)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the six months ended March 31, 2005 and 2006 (continued)

(Unaudited)

(In US$)

	Six months ended March 31,
	2005	2006
	(as restated)	(as restated)
Cash flow from financing activities
Proceeds from borrowings	$21,387,963	$30,184,209
Repayment of borrowings	(21,627,500)	(26,819,015)
Increase in pledged deposits	(3,435,768)	(5,852,709)
Amounts (paid to)/received related parties	349,104	271,873
Repayments of advance from Changzhou Lihai Investment Consulting Co., Ltd.	(1,812,316)	—
Proceeds from issuance of capital stock, net	15,528,629	—
Contribution from shareholders acquiring shares of BAK International Limited	11,500,000	—
Distribution to shareholders in connection with acquisition of shares of China BAK Battery, Inc.	(11,500,000)	—

Net cash provided by / (used in) financing activities	10,390,112	(2,215,642)

Effect of exchange rate changes on cash and cash equivalents	254	38,304

Net increase / (decrease) in cash and cash equivalents	7,674,122	(25,132,970)
Cash and cash equivalents at the beginning of period	3,212,176	33,055,784

Cash and cash equivalents at the end of period	$10,886,298	$7,922,814

Supplemental disclosure of cash flow information

Cash received during the period for:
Bills receivable discounted to bank	$7,738,475	$13,364,732

Cash paid during the period for:
Bills discounting charges	$162,501	$193,922

Income taxes	$138,014	$196,487

Interest expense, net of amounts capitalized	$438,364	$692,192

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the six months ended March 31, 2005 and 2006

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

Basis of Presentation and Organization

As of March 31, 2006, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited and subsequently changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); and iii) BAK Electronic (Shenzhen) Co., Ltd. (“BAK Electronic”), a wholly owned limited liability company established by BAK International and commenced operation in August 2005 in the PRC.

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

for the six months ended March 31, 2005 and 2006 (continued)

(Unaudited)

Basis of Presentation and Organization (continued)

On January 20, 2005, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of $17,000,000. In conjunction with this financing, Mr Li Xiangqian the Chairman and the Chief Executive Officer of the Company agreed to place 2,179,550 shares of the Company’s common stock owned by him into an escrow account, of which 50% are to be released to the investors in the private placement if audited net income of the Group for the fiscal year ended September 30, 2005 is not at least $12,000,000, and the remaining 50% are to be released to investors in the private placement if audited net income of the Group for the fiscal year ending September 30, 2006 is not at least $27,000,000. If the audited net income of the Group for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr Li Xiangqian (the “Escrow Arrangement”).

This escrow arrangement constitutes a compensatory plan to Mr. Li Xiangqian in accordance with Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). A compensation charge would be recorded in the financial statements of the Company should the performance threshold be achieved and these shares be released to Mr. Li Xiangqian. However, as the Company determined that it would not meet the performance threshold for the year ending September 30, 2006 after consideration of the compensation charge, the shares are not deemed to be earned and no compensation charge has been recognized during the interim periods.

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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2006. The Company’s consolidated balance sheet at September 30, 2005 has been taken from the Company’s audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB/A for the year ended September 30, 2005. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liability established in the PRC (“PRC GAAP”) or in Hong Kong, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company’s subsidiaries to present them in conformity with US GAAP.

2	Restatements of Condensed Interim Consolidated Financial Statements

As previously reported in our current report on Form 8-K filed with the SEC on August 4, 2006, the Company engaged KPMG in May 2006 to carry out an audit of the Company’s previously issued financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the audit of these financial statements, KPMG notified the Company’s accounting staff of misstatements in the Company’s previously issued financial statements for the fiscal year ended September 30, 2003, 2004 and 2005 that require correction.

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

The accompanying condensed interim consolidated balance sheets as of March 31, 2006, and the related condensed consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the three and six months ended March 31, 2006 have been restated to reflect the correction of these misstatements. In addition, certain figures have been reclassified to conform with the current presentation.

The following tables present the effect of aforementioned restatements on the selected line items of the condensed consolidated financial statements for the periods indicated.

Statement of income and comprehensive income information:

	Three months ended March 31,
	2005		2006
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Cost of revenues	20,310,291	19,843,516	26,013,783	25,977,085
Gross profit	5,568,816	6,034,891	12,206,345	12,242,643
Sales and marketing expenses	1,018,113	955,859	1,315,953	1,296,594
General and administrative expenses	1,017,396	1,381,054	2,465,970	2,026,240
Operating income	3,366,837	3,532,207	7,960,743	8,456,129
Finance costs, net	572,064	225,921	650,882	515,175
Other expenses	24,879	18,821	61	33,700
Income taxes	219,776	251,236	345,827	353,098
Net income	2,566,238	3,036,229	6,967,345	7,554,156
Other comprehensive income/(loss)	(1,525)	(3)	(217,126)	665,400
Weighted average number of ordinary shares—Diluted	38,811,224	39,013,739	49,474,470	49,287,977
Net income per share—Basic and diluted	0.07	0.08	0.14	0.15

Statement of cash flows information:

	Three months ended March 31,
	2005		2006
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Net cash (used in)/provided by operating activities	(613,660)	2,935,508	151,707	(4,248,997)
Net cash used in investing activities	(6,191,826)	(7,950,724)	(6,718,451)	(2,798,231)
Net cash provided by /(used in) financing activities	14,434,720	12,630,966	2,379,714	3,545,927
Effect of exchange rate changes on cash and cash equivalents	—	13,742	740,846	55,117

Statement of income and comprehensive income information:

	Six months ended March 31,
	2005		2006
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Cost of revenues	41,053,745	40,405,728	45,078,284	45,005,275
Gross profit	9,950,927	10,598,944	19,245,595	19,318,203
Sales and marketing expenses	1,825,979	1,694,109	2,539,789	2,501,151
General and administrative expenses	2,220,364	2,622,823	4,526,865	4,189,009
Operating income	5,718,793	6,096,221	11,220,055	11,669,158
Finance costs, net	961,714	444,480	1,035,771	695,811
Other expenses	24,879	45,003	29,263	37,899
Income taxes	363,842	426,764	450,831	468,674
Net income	4,368,358	5,179,974	10,044,936	10,746,034
Other comprehensive (loss)/income	(1,596)	(1,470)	581,523	887,130
Weighted average number of ordinary shares—Diluted	34,976,754	35,031,610	49,474,790	48,977,921
Net income per share—Basic and diluted	0.12	0.15	0.21	0.22

Statement of cash flow information:

	Six months ended March 31,
	2005		2006
	As previously reported	As restated	As previously reported	As restated
	US$	US$	US$	US$
Net cash provided by/(used in) operating activities	2,226,789	13,543,769	(12,369,777)	(8,270,301)
Net cash used in investing activities	(10,854,481)	(16,260,013)	(14,020,018)	(14,685,331)
Net cash provided by/(used in) financing activities	16,303,339	10,390,112	395,715	(2,215,642)
Effect of exchange rate changes on cash and cash equivalents	(1,525)	254	861,110	38,304

Balance sheet information:

	March 31, 2006
	As previously reported	As restated
	US$	US$
Prepayments and other receivables	2,376,496	2,864,289
Property, plant and equipment, net	75,446,570	77,513,717
Lease prepayments, net	3,277,288	3,151,659
Deferred tax assets	—	139,671
Total assets	217,958,823	220,427,079
Accrued expenses and other payables	12,115,191	14,527,863
Deferred tax liabilities	—	292,576
Total liabilities	117,681,037	117,068,511
Additional paid-in-capital	69,429,066	68,831,762
Statutory reserves	5,550,654	4,290,539
Retained earnings	24,024,936	28,295,004
Accumulated other comprehensive income	1,224,249	1,892,385
Total shareholders’ equity	100,277,786	103,358,568

3	Pledged Deposits

Pledged Deposits at September 30, 2005 and March 31, 2006 consist of the following:

	September 30, 2005	March 31, 2006
Pledged deposits with banks for:
General banking facilities	$6,426,100	$—
Bills payable	12,966,180	25,244,989

	$19,392,280	$25,244,989

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the six months ended March 31, 2005 and 2006 (continued)

(Unaudited)

4	Inventories

Inventories at September 30, 2005 and March 31, 2006 consist of the following:

	September 30, 2005	March 31, 2006
Raw materials	$9,323,864	$17,989,244
Work-in-progress	2,698,554	6,650,799
Finished goods	9,673,808	21,276,304

	$21,696,226	$45,916,347

A floating charge was levied on the Company’s inventories with a carrying value of $7,661,888 and $7,733,856 as of September 30, 2005 and March 31, 2006 respectively as collateral under certain loan agreements (see Note 5).

5	Short-term Bank Loans

The Company obtained several short-term loan facilities from the financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	September 30, 2005	March 31, 2006
Pledged deposits	$6,426,100	$—
Inventories	7,661,888	7,733,856
Machinery and equipment, net	8,221,587	7,761,337

	$22,309,575	$15,495,193

As of September 30, 2005 and March 31 2006, the Company had several short-term bank loans with aggregate outstanding balances of $39,545,230 and $42,910,424 respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 4.5675% to 6.139% per annum, and had maturity dates ranging from 5 to 12 months. Each loan is guaranteed by Mr. Li Xiangqian, Chairman of the Company. Mr. Li Xiangqian did not receive any compensation for acting as guarantor.

Certain shares of the Company were pledged by Mr. Li Xiangqian in order to secure these short-term bank loans as at September 30, 2005 and March 31, 2006 respectively. In addition, if at any point during the period of above-mentioned loan facilities: (i) the Company’s total liabilities exceeds 70% of its total assets; (ii) the sales revenue declines by 10% from their level for the prior year; or (iii) the net assets value declines by 10% compared to the same point during the prior year, all outstanding bank loans, including interest and penalties due thereunder, will accelerate and become immediately due and payable. As of September 30, 2005 and March 31, 2006, the Company is in compliance with all these requirements.

During the three months and six months periods ended March 31, 2006, interest expenses of $186,389 and $687,683 were capitalized to property, plant and equipment, respectively.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the six months ended March 31, 2005 and 2006 (continued)

(Unaudited)

6	Share-based Compensation

Prior to October 1, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations including Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if on the measurement date the market price of the underlying stock exceeded the exercise price. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standard, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended.

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

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of March 31, 2006, there was approximately $4,232,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 2 years. For the six months ended March 31, 2006, our total stock-based compensation expense was approximately $1,416,000. We have not recorded any income tax benefit related to stock-based compensation in either of the six-month periods ended March 31, 2006.

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

As of March 31, 2006, there was unrecognized compensation cost of US$4,231,596 related to non-vested share options. This cost is expected to be recognized over the next two years. The Company is expected to issue new shares to satisfy share option exercises.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the six months ended March 31, 2005 and 2006 (continued)

(Unaudited)

Aggregate numbers of non-vested shares issued under the Plan were 1,830,000 as of March 31, 2006. No changes of non-vested shares issued under the Plan occurred during the six months ended March 31, 2006. The weighted-average grant-date fair value of options granted during 2005 was US$ 3.67 per share. The Company recorded non-cash share-based compensation expense of US$ 1,416,000 for the six months ended March 31, 2006 in respect of share options granted in 2005, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs respectively.

Pursuant to the Plan, the Company issued 2,000,000 options with an exercise price of $6.25 per share on May 16, 2005. In accordance with the vesting provisions of the grants, the options will become vested and exercisable under the following schedule:

Numbers of Share	Percentage of Options Issued	Initial Vesting Date
800,000	40%	July 1, 2007
600,000	30%	January 1, 2008
600,000	30%	July 1, 2008

2,000,000	100%

A summary of share option plan activity for the six months period ended March 31, 2006 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding as of October 1, 2005	1,830,000	$6.25
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding as of March 31, 2006	1,830,000	$6.25	5.5 years

Exercisable as of March 31, 2006	—	—	—

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

The fair value of share warrants granted to the Company’s financial advisors and other external parties in connection with the share issuance in 2005 has been recorded within equity as a cost of the offering and therefore, the issuance of the share warrants has no effect on net shareholders’ equity.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the six months ended March 31, 2005 and 2006 (continued)

(Unaudited)

7	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2005 and March 31, 2006, the Company had the following capital commitments:

	September 30, 2005	March 31, 2006
For construction of buildings	$1,062,953	$1,253,181

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

As of March 31, 2006, the Company had unpaid land lease fees amounting to $3.0 million which the Company expects to pay upon grant of government approval.

The Company is not able to insure its manufacturing facilities since it has not yet received its land use right certificate. The Company intends to procure such insurance once it has received the certificate.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the six months ended March 31, 2005 and 2006 (continued)

(Unaudited)

(iii)	Guarantee

In order to secure the supplies of certain raw materials and upon the request of suppliers, the Company has guaranteed bank debt of suppliers as follows:

	September 30, 2005	March 31, 2006
Guaranteed for Shenzhen Tongli - a non-related party	$3,608,502	$4,266,095
Guaranteed for Shenzhen Zhenda - a non-related party	1,235,788	1,247,396

	$4,844,290	$5,513,491

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the condensed consolidated financial statements. Therefore, no obligation in respect of the above guarantee was recognized as of September 30, 2005 and March 31, 2006.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the six months ended March 31, 2005 and 2006 (continued)

(Unaudited)

(v)	Outstanding Discounted Bills

From time to time, the Company factors bills receivable from banks. At the time of the factoring, all rights and privileges of holding receivables are transferred to the banks. The Company removes the asset from its books and records a corresponding expense for the amount of the discount. The Company remains contingently liable on the amount outstanding in the event the bill issuer defaults.

The Company’s outstanding discounted bills at September 30, 2005 and March 31, 2006 are summarized as follows:

	September 30, 2005	March 31, 2006
Bank acceptance bills	$3,287,140	$4,757,500
Commercial acceptance bills	741,473	6,236,980

	$4,028,613	$10,994,480

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management has determined that this latest restatement and the other two previous statements, as described in “Item 4. Controls and Procedures”, resulted from material weaknesses in our internal control over financial reporting. As a result of existence of the material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with US GAAP, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective at a reasonable assurance level. To remediate the material weaknesses, we have taken and continue to take a number of measures.

For additional information relating to our material weaknesses and the remediation measures that we have taken or are taking, see “Item 4. Controls and Procedures.”

The restatement adjustments resulted in an increase in net income to increase from US$2.6 million to US$3.0 million for the six-month period ended March 31, 2005, and from US$7.0 million to US$7.6 million for the six-month period ended March 31, 2006. Accordingly, the resulting net income per share increased from US$0.07 to US$0.08, and from US$0.14 to US$0.15 for the six-month period ended March 31, 2006 and 2005, respectively. The increase in the net income per share was primarily attributable to the downward adjustment of the interest expenses because of an error in application of accounting principles relating to interest capitalization, and to a lesser degree, the other five adjustments as previously described. As the restatement primarily resulted from our misapplication of accounting principles, we do not expect that the restatement adjustments will have an impact on our operational trends or result in any known uncertainties on a going-forward basis.

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

We have recently expanded our product offerings by adding two new product lines:

•	High-power, lithium-phosphate cells for use in cordless power tools. We began commercial production of lithium-phosphate cells in September 2005 for use in cordless power tools manufactured by DeWalt, a subsidiary of Black & Decker, Inc., a leading power tools manufacturer.

•	Lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, Bluetooth headsets, digital medial players and digital audio players. We began commercial production of lithium polymer cells in September 2005.

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

Power tools. Power tools such as drills, saws and grinders are used for both commercial and personal use. Due to high power requirements, many power tools have historically used small combustion engines, used heavier nickel metal hydride batteries or relied on external power sources. Recently, manufacturers of power tools, such as Milwaukee, Black & Decker, Bosch, Metabo and Ridgid, have begun lithium-ion battery technology. Recently, the DeWalt division of Black & Decker began marketing a power tool product line that uses nano lithium phosphate technology in its batteries. This technology has resulted in increasing the power of the batteries to 36 volts. The market for portable high-powered power tools is rapidly growing and has prompted many users, both commercial and personal, to replace or upgrade their current power tools.

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

The following table sets forth the breakdown of our revenues by battery cell type for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2006	2005	2006
	(in thousands)
Prismatic cells
Steel-case cells	$11,533	$19,030	$25,512	$33,251
Aluminum-case cells	6,802	14,193	13,354	23,048
Battery packs	6,999	2,319	11,477	5,273
Cylindrical cells(1)	544	21	662	34
High-power lithium-phosphate cells	—	2,529	—	2,529
Lithium polymer cells	—	128	—	188

Total	$25,878	$38,220	$51,005	$64,323

(1)	These refer to cylindrical cells produced using primarily a manual manufacturing process that were sold for use with portable DVD players.

Our revenues have increased significantly during the six months ended March 31, 2006, in part because of increased shipments as we ramped up our production capacity to meet customer demands for our products.

Cost of revenues. Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses that are directly attributable to the production of products. Cost of revenues also includes write-downs of inventory to lower of cost or market.

The cost of raw materials for aluminum-case cells is generally higher than that of steel-case cells. Cost of revenues from the sales of battery packs also includes the fees we pay to pack manufacturers for assembling our prismatic cells into battery packs.

As we begin commercial production of cylindrical cells for notebook computers using a more automated manufacturing process, we expect to incur higher depreciation expenses related to the more sophisticated and expensive machinery and equipment used to produce cylindrical cells.

R&D costs. Research and development costs primarily comprise of remuneration for R&D staff, share-based compensation depreciation and maintenance expenses relating to R&D equipment, and R&D material costs.

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

Income Taxes. Under applicable income tax laws and regulations, an enterprise located in Shenzhen, including the district where our operations are located, is subject to a 15% enterprise income tax. Further, according to PRC laws and regulations, foreign invested manufacturing enterprises are entitled to, starting from their first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Our PRC subsidiaries, Shenzhen BAK and BAK Electronic, are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 7.5% for the following three years from its first profitable year. As such, for the first two calendar years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK is subject to the enterprise income tax rate of 7.5%. BAK Electronic, established in August 2005, is eligible for the same preferential tax treatment applicable to Shenzhen BAK and currently is exempt from any enterprise income tax.

In addition, Shenzhen BAK also enjoys tax preferential treatment on the additional investments that were approved during calendar year 2005. The applicable tax rate for Shenzhen BAK were 3.309% since 55.88% of its taxable income was subject to tax holiday in calendar year 2005 and calendar year 2006 following by a 3-year 50% deduction, according to tax authority’s approval.

Furthermore, to encourage foreign investors to introduce advanced technologies to China, the PRC government has offered additional tax incentives to enterprises that are classified as a foreign invested enterprises with advanced technologies. According to an official notice issued by the Shenzhen Municipal Trade and Industry Bureau, Shenzhen BAK received such designation in August 2005. As a result, as long as Shenzhen BAK maintains this designation, it can apply to tax authorities to extend its current reduced tax rate of 7.5% for another three years, until December 31, 2009.

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

Results of Operations

The following sets forth certain of our income statement information for the three months and six months ended March 31, 2005 and 2006.

	Three Months Ended March 31,				Six Months Ended March 31,
	2005		2006		2005		2006
	(as restated)		(as restated)		(as restated)		(as restated)
	(in thousands, except percentages)
Statement of Operations Data
Net revenues	$25,878	100.0%	$38,220	100.0%	$51,005	100.0%	$64,323	100.0%
Cost of revenues	19,844	76.7	25,977	68.0	40,406	79.2	45,005	69.9

Gross profit	6,034	23.3	12,243	32.0	10,599	20.8	19,318	30.1
Operating expenses:
Research and development costs	165	0.6	464	1.2	186	0.4	959	1.5
Sales and marketing expenses	956	3.7	1,297	3.4	1,694	3.3	2,501	3.9
General and administrative expenses	1,381	5.3	2,026	5.3	2,623	5.1	4,188	6.5

Total operating expenses	2,502	9.7	3,787	10.0	4,503	8.8	7,648	11.9

Operating income	3,532	13.6	8,456	22.1	6,096	12.0	11,670	18.1
Finance costs, net	226	0.9	515	1.4	444	0.9	696	1.1
Other expenses	19	— (1)	34	— (1)	45	— (1)	38	(—	)(1)
Gain on trading securities	—	—	—	—	—	—	279	0.4
Income taxes	251	1.0	353	0.9	427	0.8	469	0.7

Net income	$3,036	11.7%	$7,554	19.8%	$5,180	10.2%	$10,746	16.7%

(1)	Less than 0.1%

Results of operations for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.

Revenues

Revenues increased to $64.3 million for the six months ended March 31, 2006 as compared to $51.0 million for same period of the prior year, an increase of $13.3 million or 26.1%.

•	Revenues from the sales of steel-case cells increased to $33.3 million in the six months ended March 31, 2006 from $25.5 million in the same period in 2005, an increase of $7.7 million or 30.3%, due to an increase in sales volume by 36.7%, offset by a decrease in average selling price by 4.7% primarily attributable to the pricing pressure in an increasingly competitive market.

•	Revenues from the sales of aluminum-case cells increased to $23.0 million in the six months ended March 31, 2006 from $13.4 million in the same period in 2005, an increase of $9.7 million or 72.6%, due to an increase in sales volume by 78.1% driven by increased sales in the OEM market, offset by a decrease in the average selling price by 3.1% attributable to pricing pressure in a competitive market.

•	Revenues from sales of battery packs decreased to $5.3 million in the six months ended March 31, 2006 from $11.5 million in the same period in 2005, due to both a decrease in sales volume by 39.0% and a decrease in average selling price by 24.7%. The decrease in sales volume is primarily attributable to our strategic decision to reduce our sales of battery packs to maintain good relationships with our battery pack customers. The decrease in average selling price is primarily attributable to the pricing pressure in an increasingly competitive market, with the high rate of decrease reflecting the amplified effect of pricing pressures in both the prismatic cell and the battery pack markets.

•	We also sold $2.5 million of high-power lithium-ion cells and $188,000 of lithium polymer cells in the six months ended March 31, 2006, our first sales of these products.

Cost of Revenues

Cost of revenues increased to $45.0 million for the six months ended March 31, 2006 as compared to $40.4 million for the same period in 2005, an increase of $4.6 million or 11.4%. The increase in cost of revenues was attributable to an increase in units of products sold offset by a decrease in unit costs for prismatic cells and for battery packs. The decrease in unit manufacturing costs is primarily the result of a decrease in the cost of raw materials generally, an increase in efficiency in our use of raw materials and our manufacturing yields resulting from our improvement in process technology and an increase in sales volume giving us a larger base to spread out our fixed cost allocation. By product breakdown:

•	unit cost of revenue for steel-case cells, decreased by 17.4%;

•	unit cost of revenue for aluminum-case cells, decreased by 18.3%;

•	unit cost of manufacturing battery packs decreased by 15.0%.

As a result, gross profit for the six months ended March 31, 2006 was $19.3 million or 30.0% of revenues as compared to gross profit of $10.6 million or 20.8% of revenues for the same period in 2005.

Research and Development Costs

Research and development costs increased to $959,000 for the six months ended March 31, 2006 as compared to $186,000 for the same period in 2005. Share-based compensation included in research and development expenses was $488,000 for the six months ended March 31, 2006. We adopted SFAS 123R in the fiscal quarter ended December 31, 2005 on a modified prospective approach, which required us to measure the employee share-based compensation cost at grant date fair value and recognized over the vesting period. Prior to adoption of SFAS 123R, we adopted the intrinsic value method under SFAS 123 and APB 25. There was no comparable expense in fiscal year 2005. Depreciation expenses increased by $106,000 as we purchased more equipment for our R&D efforts.

Sales and Marketing Expenses

Sales and marketing expenses increased to $2.5 million for the six month period ended March 31, 2006 as compared to $1.7 million for the same period in 2005, an increase of $0.8 million or 47.6%. As a percentage of revenues, sales and marketing expenses have increased slightly to 3.9% for the six months ended March 31, 2006, from 3.3% for the same period in 2005. Salaries increased to $1.1 million from $917,000, an increase of $227,000. Share-based compensation was $172,000 for the six months ended March 31, 2006. We adopted SFAS 123R in the fiscal quarter ended December 31, 2005 on a modified prospective approach, which required us to measure the employee share-based compensation cost at grant date fair value and recognized over the vesting period. Prior to adoption of SFAS 123R, we adopted the intrinsic value method under SFAS 123 and APB 25. There was no comparable expense in fiscal year 2005. Higher sales volumes increased packaging and transportation costs by $158,000. Depreciation charges also increased by $117,000 due to the facilities expansion in the six months ended March 30, 2006.

General and Administrative Expenses

General and administrative expenses increased to $4.2 million, or 6.5% of revenues, for the six months ended March 31, 2006 as compared to $2.6 million, or 5.1% of revenues, for the same period in 2005, an increase of $1.6 million or 59.7%. Share-based compensation included in general and administrative expenses was $639,000 for the six months ended March 31, 2006. We adopted SFAS 123R in the fiscal quarter ended December 31, 2005 on a modified prospective approach, which required us to measure the employee share-based compensation cost at grant date fair value and recognized over the vesting period. Prior to adoption of SFAS 123R, we adopted the intrinsic value method under SFAS 123 and APB 25. There was no comparable expense in fiscal year 2005. Professional fees and expenses increased $410,000 from the first half of last year, reflecting the additional costs of operating as a public company. Bad debt expenses increased by $332,164 in line with increased revenues.

Operating Income

As a result of the above, operating income totaled $11.7 million for the six months ended March 31, 2006 as compared to operating income of $6.1 million for the same period of the prior year, an increase of $5.6 million or 91.4%. As a percentage of revenues, operating income was 18.1% for the six months ended March 31, 2006 as compared to 12.0% for the same period of the prior year.

Finance Costs, Net

Finance costs, net, increased to $696,000 for the six month period ended March 31, 2006 as compared to $444,000 for the same period of the prior year, an increase of $252,000 or 56.5%. We had $75.4 million in short term loans and bills payable as of March 31, 2006 as compared to $54.1 million outstanding as of March 31, 2005.

Other Expenses/Gain on trading securities

Other expenses were $38,000 for the six month period ended March 31, 2006, as compared to $45,000 of other expenses for the same period of the prior year. In addition, we recognized an income of approximately $279,260 from the sales of trading securities in the six months ended March 30, 2006 from short-term investment in financial instruments during the period.

Net Income

As a result of the foregoing, we increased our net income to $10.7 million from $5.2 million for the same period of the prior year.

Results of operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Revenues

Revenues increased to $38.2 million for the three months ended March 31, 2006 as compared to $25.9 million for same period of the prior year, an increase of $12.3 million or 47.7%.

•	Revenues from the sales of steel-case cells increased to $19.0 million in the three months ended March 31, 2006 from $11.5 million in the same period in 2005, an increase of $7.5 million or 65.0%, due to an increase in sales volume by 72.9%, offset by a decrease in average selling price by 4.5% primarily attributable to the pricing pressure in an increasingly competitive market.

•	Revenues from the sales of aluminum-case cells increased to $14.2 million in the three months ended March 31, 2006 from $6.8 million in the same period in 2005, an increase of $7.4 million or 108.7%, due to an increase in sales volume of 123.9% driven by increased sales in the OEM market, offset by a decrease in the average selling price by 6.8% attributable to pricing pressure in a competitive market.

•	Revenues from sales of battery packs decreased to $2.3 million in the three months ended March 31, 2006 from $7.0 million in the same period in 2005, due to both a decrease in sales volume by 54.5% and a decrease in average selling price by 27.3%. The decrease in sales volume is primarily attributable to our strategic decision to reduce our sales of battery packs to maintain good relationships with our battery pack customers. The decrease in average selling price is primarily attributable to the pricing pressure in an increasingly competitive market, with the high rate of decrease reflecting the amplified effect of pricing pressures in both the prismatic cell and the battery pack markets.

•	We also sold $2.5 million of high-power lithium-ion cells and $128,000 of lithium polymer cells in the three months ended March 31, 2006.

Cost of Revenues

Cost of revenues increased to $26.0 million for the three months ended March 31, 2006 as compared to $19.8 million for the same period in 2005, an increase of $6.2 million or 30.9%. The increase in cost of revenues was attributable to an increase in units of products sold offset by a decrease in unit costs for prismatic cells and for battery packs. The decrease in unit manufacturing costs is primarily the result of a decrease in the cost of raw materials generally, an increase in efficiency in our use of raw materials and our manufacturing yields resulting from our improvement in process technology and an increase in sales volume giving us a larger base to spread out our fixed cost allocation. By product breakdown:

•	unit cost of revenue for steel-case cells, decreased by 20.8%;

•	unit cost of revenue for aluminum-case cells, decreased by 18.9%;

•	unit cost of manufacturing battery packs increased by 4.3%.

As a result, gross profit for the three months ended March 31, 2006 was $12.2 million or 32.0% of revenues as compared to gross profit of $6.0 million or 23.3% of revenues for the same period in 2005.

Research and Development Costs

Research and development costs increased to $464,000 for the three months ended March 31, 2006 as compared to $166,000 for the same period in 2005. Share-based compensation included in research and development expenses was $234,000 for the three months ended March 31, 2006. We adopted SFAS 123R in the fiscal quarter ended December 31, 2005 on a modified prospective approach, which required us to measure the employee share-based compensation cost at grant date fair value and recognized over the vesting period. Prior to adoption of SFAS 123R, we adopted the intrinsic value method under SFAS 123 and APB 25. There was no comparable expense in fiscal year 2005. Depreciation expenses increased by $51,000 as we purchased more equipment for our R&D efforts.

Sales and Marketing Expenses

Sales and marketing expenses increased to $1.3 million for the three month period ended March 31, 2006 as compared to $1.0 million for the same period in 2005, an increase of $0.3 million or 35.7%. As a percentage of revenues, sales and marketing expenses have decreased to 3.4% for the three months ended March 31, 2006, from 3.7% for the same period in 2005. Share-based compensation was $109,000 for the three months ended March 31, 2006. We adopted SFAS 123R in the fiscal quarter ended December 31, 2005 on a modified prospective approach, which required us to measure the employee share-based compensation cost at grant date fair value and recognized over the vesting period. Prior to adoption of SFAS 123R, we adopted the intrinsic value method under SFAS 123 and APB 25. There was no comparable expense in fiscal year 2005. Higher sales volumes increased packaging and transportation costs by $116,000. Salaries increased to $546,000 from $530,000, an increase of $16,000. Depreciation charges also increased by $5,000 due to the facilities expansion in the three months ended March 31, 2006.

General and Administrative Expenses

General and administrative expenses increased to $2.0 million, or 5.3% of revenues, for the three months ended March 31, 2006 as compared to $1.4 million, or 5.3% of revenues, for the same period in 2005, an increase of $0.7 million or 46.7%. Share-based compensation included in general and administrative expenses was $306,000 for the three months ended March 31, 2006. We adopted SFAS 123R in the fiscal quarter ended December 31, 2005 on a modified prospective approach, which required us to measure the employee share-based compensation cost at grant date fair value and recognized over the vesting period. Prior to adoption of SFAS 123R, we adopted the intrinsic value method under SFAS 123 and APB 25. There was no comparable expense in fiscal year 2005. Bad debt expenses increased by $274,000 as a result of an increase in trade accounts receivable balance.

Operating Income

As a result of the above, operating income totaled $8.5 million for the three months ended March 31, 2006 as compared to operating income of $3.5 million for the same period of the prior year, an increase of $5.0 million or 139.4%. As a percentage of revenues, operating income was 22.1% for the three months ended March 31, 2006 as compared to 13.6% for the same period of the prior year.

Finance Costs, Net

Finance costs, net increased to $515,000 for the three month period ended March 31, 2006 as compared to $226,000 for the same period of the prior year, an increase of $289,000. We had $75.4 million in short term loans and bills payable as of March 31, 2006 as compared to $54.1 million outstanding as of March 31, 2005.

Net Income

As a result of the foregoing, we increased our net income to $7.6 million from $3.0 million for the same period of the prior year.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, sales of bills receivable and issuance of capital stock. As of March 31, 2006, we had cash and cash equivalents and $7.9 million, as compared to $33.1 million as of September 30, 2005. In addition, we had pledged deposits amounted to $25.2 million and $19.4 million as of March 31, 2006 and September 30, 2005, respectively. Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from 5 to 12 months which coincides with the periods the cash remains pledged to the banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended March 31,
	2005		2006
	(as restated)		(as restated)
	(in thousands)
Net cash provided by/(used in) operating activities	$13,544		$(8,270)
Net cash used in investing activities	(16,260)		(14,685)
Net cash provided by (used in) financing activities	10,390		(2,216)
Effect of exchange rate changes on cash and cash equivalent	—	(1)	38
Net increase/(decrease) in cash and cash equivalent	7,674		(25,133)
Cash and cash equivalents at the beginning of period	3,212		33,056
Cash and cash equivalents at the end of period	10,866		7,923

(1)	Less than $1,000

Operating Activities

Net cash used in operating activities was $8.3 million in the six months ended March 31, 2006 compared with net cash provided by operating activities of $13.5 million in the same period in 2005. The negative cash flow was mainly the result of an increase in inventory levels as we increased our production output in the six months ended March 31, 2006, partially offset by an increase in net income and an increase in the level of our accounts payable.

Investing Activities

Net cash used in investing activities decreased from $16.3 million in the six months ended March 31, 2005 to $14.7 million in the same period in 2006, reflecting a slight decrease in our purchases of equipment.

Financing Activities

Net cash provided by financing activities decreased from $10.4 million in the six months ended March 31, 2005 to net cash used in financing activities of $2.2 million in the same period in 2006. As of March 31, 2006, the principal outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed
	(in thousands)
Credit Facilities:
Agricultural Bank of China	$49,896	$37,940
Shenzhen Development Bank	18,771	12,555
Shenzhen Commercial Bank	6,237	4,366
China CITIC Bank	16,278	—
China Construction Bank	12,474	6,237

Subtotal—Credit Facilities	$103,656	$61,098

Lines of Credit:
Agricultural Bank of China		$1,771
Shenzhen Development Bank		19
Shenzhen Commercial Bank		3,772
China Minsheng Bank		4,976
China CITIC Bank		3,734

Subtotal—Other Borrowings		14,272

Total Principal Outstanding		$75,370

The above principal outstanding amounts under credit facilities included short-term loans of $43 million and bills payable of $32 million.

For the purpose of presentation, the effect of increase in bills payable balances is included in operating activities in the statements of cash flows due to their nature.

During the three months ended March 31, 2006, we refinanced four of our credit facilities totaling $12.2 million, and entered into two new credit facilities totaling $10.0 million with existing lenders. The two new facilities provide for monthly interest payments at fixed annual interest rates from 5.22% to 5.481%, with principal repayments at maturities during the second calendar quarter of 2006. On March 23, 2006, we entered into a Comprehensive Credit Facility Agreement of Maximum Amount with Shatonjiao Branch, Agricultural Bank of China. Under this Credit Facility, Shenzhen BAK may borrow up to RMB 400 million, which expires pursuant to its terms on March 17, 2007.

On March 17, 2006 Shenzhen BAK repaid in full its loan from China Minsheng Bank, originally entered into on March 7, 2005 for up to $5.0 million and maturing March 17, 2006. The principal balance at the time of repayment was $5.0 million.

On March 17, 2006, the comprehensive Credit Facilities of Maximum Amount with China Minsheng Bank Shenzhen Branch dated March 5, 2005 with the maximum amount of credit facilities up to RMB 40 million expired pursuant to its terms. We did not renew this credit facilities with China Minsheng Bank. On January 11, 2006, Shenzhen BAK repaid in full its loan from the Agricultural Bank of China, originally entered into on July 29, 2005 for up to $6,178,942 and maturing January 29, 2006. The principal balance at the time of repayment was $6,178,942.

On February 22, 2006, Shenzhen BAK renewed its outstanding loan from China Construction Bank in the amount of $3,726,847 under an Application Letter for Drawing for Bank Loan Facility. The new loan agreement provides for a term of six months, with interest accruing at an annual rate of 5.481%, payable monthly, and principal payable at maturity. The principal and interest terms of the loan renewal are the same as those terms under the original loan.

We had a working capital surplus of $22.5 million as of March 31, 2006, as compared to $21.0 million as of September 30, 2005, an increase of $1.5 million. This decrease was primarily attributable to the $4.0 million increase in bills payable to finance the construction of the BAK Industrial Park and the acquisition of equipment. We had short-term borrowings maturing in less than one year and bills payable of $75.4 million as of March 31, 2006, as compared to $69.1 million as of September 30, 2005, an increase of $6.3 million.

Capital Expenditures

We made capital expenditures of $15.0 million in the six months ended March 31, 2006. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity.

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

We have begun construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, which we understand does not have the authority to grant us the land use rights certificate. Under our agreement with the Kuichong Township government, we have to pay for a 50-year land use rights certificate at an agreed unit price, which in the aggregate amounted to $4.0 million as of September 30, 2004 and $3.2 million as of September 31, 2005, following an adjustment of the site area after a land survey. Out of the $3.2 million, $0.3 million has been paid to the Kuichong Township government. We have been actively negotiating with the Shenzhen municipal government with a view to resolving the lack of authority issue, but we cannot assure you that we will be able to acquire the land use right by purchasing it directly from the Shenzhen municipal government on the same terms, or if at all. In the meantime, we have recognized a net payable purchase price of $2.9 million for the land use rights on the assumption that it will be on the same terms as those agreed with the Kuichong Township government.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2006:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Short-term bank loans	42,910	42,910	—	—	—
Bills payable	32,460	32,460	—	—	—
Operating lease obligations	169	87	82	—	—
Capital commitments for construction of buildings	1,253	1,253	—	—	—
Future interest payment on short-term bank loan	655	655

Total	77,477	77,365	82	—	—

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2006.

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

We had guaranteed the timely re-payment of principal and interest of two parties to a bank. The maximum amount of our exposure for those guarantees at March 31, 2006 was $5.5 million.

We have assessed the fair value of our obligations from these guarantees and considered they are immaterial to the consolidated financial statements. Therefore, no obligation in respect of the guarantees were recognized as of March 31, 2006.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of September 30, 2005 and March 31, 2006, the carrying amount of property, plant and equipment, net was $65.8 million and $77.5 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2005 and March 31, 2006, we had not charged off any balances as we had yet to exhaust all means of collection.

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

Changes in Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share-Based Payment” which became effective for us on October 1, 2005. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). We adopted SFAS 123R since the fiscal quarter ended December 31, 2005 using a modified prospective approach.

In December 2004, the Financial Accounting Standards Board issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) which became effective for us on October 1, 2005. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in inventory. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The impact of the adoption of SFAS 151 has not been material.

Exchange Rates

The financial records of Shenzhen BAK and BAK Electronic are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in US dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income (loss) in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into US dollars, were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per US Dollar
	2006	2005
Balance sheet items as of March 31	8.0167	N/A
Amounts included in the statement of operations, statement of changes in shareholders’ equity and statement of cash flows for the three months and six months ended March 31	8.0662	8.2413
Balance sheet items as of September 30	N/A	8.0920

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, based on the banks’ prime rates, are fixed for the terms of the loans, the terms are typically five to twelve months and interest rates are subject to change upon renewal. There were no changes in interest rates for short-term bank loans renewed during the six months ended March 31, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at March 31, 2006 would decrease net income before provision for income taxes by $429,000 or 4.0% for the six months ended March 31, 2006. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, approximately 70% of our revenues and 90% of our costs and expenses for the six months ended March 31, 2006 are denominated in Renminbi, with the balance denominated in U.S. dollars. Approximately 99.48% of our assets except for cash are denominated in RMB as of March 31, 2006. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and Renminbi. If the Renminbi depreciates against the U.S. dollar, the value of our Renminbi revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We record transactions denominated in currencies other than the U.S. dollar by translating them into U.S. dollars at the applicable exchange rates on the transaction dates. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the applicable exchange rate on the balance sheet date. Any resulting exchange differences are recorded in other comprehensive income or loss. An average appreciation (depreciation) of the Renminbi against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $4.7 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in Renminbi as of March 31, 2006. As of March 31, 2006, our accumulated other comprehensive income (loss) was $1.9 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q/A. In addition, management has performed the same evaluation as of the date of filing this quarterly report on Form 10-Q/A. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Second Restatement

In the course of the SEC review of the registration statements referred to above, we determined that beginning with fiscal quarter ended December 31, 2005, we would no longer be considered a “small business issuer.” We restated on March 29, 2006, pursuant to Amendment No.2 to our quarterly report on Form 10-Q for the quarter ended December 31, 2005, our consolidated balance sheet as of December 31, 2005, our consolidated statement of income and comprehensive income and our consolidated statement of cash flows for the three months ended December 31, 2005 to reflect the prospective adoption of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) relating to the accounting for stock- based compensation commencing in the first quarter of our fiscal year ending September 30, 2006. Pursuant to the restatement, we incurred an incremental share-based compensation expense of $711,512 in the quarter ended December 31, 2005. This restatement resulted in, among other things, a decrease in gross profit and net income per share for the first quarter of our fiscal year 2006.

Third Restatement

As reported in the current report on Form 8-K filed with the SEC on August 4, 2006, we changed our independent registered public accounting firm from Schwartz Levitsky Feldman LLP to KPMG. We engaged KPMG on May 15, 2006 to audit the Company’s financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the course of the audit, KPMG notified our accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction relating to: (1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses; (2) the incorrect charging to shareholders’ equity for fiscal year 2005 the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income; (3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation of the applicable PRC laws; (4) the understatement of our accumulated foreign-currency translation adjustment for fiscal 2005 included in comprehensive income and overstatement of our additional paid-in capital due to a calculation error during consolidation; (5) other misstatements identified, which were individually not material, include of amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items, and (6) the consequential understatements or overstatements of income tax expenses. The net restatement adjustments resulting from these accounting misstatements resulted in an increase in our net income and net income per share for the fiscal years 2003, 2004 and 2005, respectively. See “Explanatory Note” of this quarterly report on Form 10-Q/A for more information.

Management’s Determination on Disclosure controls and procedure

Management has determined that the above-mentioned three restatements related to control deficiencies that in turn resulted from material weaknesses in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of existence of the material weaknesses, as described below, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2006, and as of the date of filing of this quarterly report on Form 10-Q/A, our disclosure controls and procedures were not effective at a reasonable assurance level.

As a result of the restatements, we re-closed our financial statements for three months and six months ended March 31, 2005 and 2006. Management believes that the financial statements included in this quarterly report on Form 10-Q/A fairly reflected in all material respects our financial condition, the results of operation and cash flows for the periods presented therein.

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

We have taken, and continue to take, these remediation measures to address the material weaknesses in our internal control over financial reporting. Although we believe that these material weaknesses have not been fully resolved as of the date of filing of this quarterly report on Form 10-Q/A, we are currently taking measures to fully remedy all material weaknesses by the end of fiscal year ending September 30, 2006. We are in the process of evaluating, implementing and testing our internal control procedures in anticipation of the compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending September 30, 2006.

Except for the foregoing remediation measures, there have been no material changes in our disclosure controls and procedures, or our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A . Risk Factors

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

We derived a major portion of our revenues from the sales of our lithium-ion battery cells for the cellular phone battery replacement market, respectively. While we intend to diversify our revenue sources by expanding to the global cellular phone OEM market, notebook computers and high-power electrical tool markets, we expect that sales of battery cells used for the cellular phone battery replacement market will continue to comprise a significant portion of our revenues in the near future. Accordingly, any decrease in the demand for our battery cells in the replacement market resulting from success of competing products, slower than expected growth of sales in the replacement market or other adverse developments relating to the replacement market may materially and adversely affect our business and cause our overall revenue to decline. In addition, our expansion to the global cellular phone battery OEM market and other markets may not increase our revenue to a level that would enable us to materially reduce our dependence on sales of battery cells for the cellular phone replacement market.

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

Management has determined that as of the fiscal quarter ended March 31, 2006 and as of the date of filing of this quarterly report, the restatements, as described in “Item 4 Controls and Procedures,” resulted from material weaknesses in our internal control over financial reporting. To remediate these material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with U.S. GAAP, we have taken and continue to take a number of remediation measures, as described in “Item 4 Controls and Procedures.” However, we cannot assure you that we can fully remediate all our material weaknesses or address additional material weaknesses or significant deficiencies that may subsequently arise by the year end date of fiscal year 2006, so that our management can conclude that we will have an effective internal control over financial reporting as of the fiscal year end for our annual report on Form 10-K for the fiscal year 2006. If we cannot implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, our independent auditors may not be able to provide a written attestation as to the effectiveness of our internal controls over financial reporting, in which event, our independent auditors may issue a disclaimer of their audit opinion. Our failure to achieve and maintain effective internal control over financial reporting may result in sanctions or investigations by regulatory authorities, such as the SEC, and loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act of 2002.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 43.0% and 46.1% of our revenues for the six months ended March 31, 2005 and 2006, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

For the six months ended March 31, 2006, we derived 28.1% of our sales from outside Mainland China. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

As of March 31, 2006, we had $42.9 million of short-term loans and $32.5 million of bills payable maturing in less than one year, a substantial portion of which was secured by certain of our assets that amounted to $40.7 million. Our deposits, inventory, machinery and equipment worth $25.2 million secured the short-term bank loans, and our deposits worth of $15.5 million secured the bills payable. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 1.2% appreciation of the RMB against the U.S. dollar between July 21, 2005 and March 31, 2006. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. Our revenues and costs are mostly denominated in the RMB, and a significant portion of our financial assets are also denominated in RMB. We rely entirely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on common stock in U.S. dollars. For example, an appreciation of the RMB against the U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into the RMB for such purposes. An appreciation of the RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into the RMB, as the RMB is our reporting currency.

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

As of March 31, 2006, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 45.1% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

As previously disclosed in our 10-Q/A for the period ended December 31, 2005, by the written consent of holders of a majority of our shares of common stock (the “Majority Stockholders”), an amendment to our Articles of Incorporation and Bylaws was approved which will give our board of directors (the “Board”) the authority to determine the number of directors on the Board. Finally, the Majority Stockholders approved by written consent the Stock Option Plan and Compensation Plan for Non-Employee Directors of China BAK Battery, Inc. An Information Statement under Section 14(c) of the Securities Exchange Act of 1934, as amended (the “Information Statement”), which included information relating to the foregoing actions, was sent to our stockholders on or about April 23, 2006. The foregoing actions will be effective on May 12, 2006, the twentieth calendar day after the mailing of the Information Statement.

Item 6. Exhibits.

Exhibits

10.1	Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzen BAK Battery Co., Ltd. and Shatoujiao Branch, Agricultural Bank of China dated March 23, 2006*

10.2	Guaranty Contract of Maximum Amount by and between Shenzen BAK Battery Co., Ltd. and Shatoujiao Branch, Agricultural Bank of China dated March 23, 2006*

10.3	Loan Agreement by and between Shenzen BAK Battery Co., Ltd. and Shatoujiao Branch, Agricultural Bank of China dated March 23, 2006*

10.4	Loan Agreement by and between Shenzen BAK Battery Co., Ltd. and Shatoujiao Branch, Agricultural Bank of China dated March 24, 2006*

10.5	Loan Agreement by and between Shenzen BAK Battery Co., Ltd. and Shatoujiao Branch, Agricultural Bank of China dated March 28, 2006*

10.6	Loan Agreement by and between Shenzen BAK Battery Co., Ltd. and Shatoujiao Branch, Agricultural Bank of China dated March 30, 2006*

10.7	Comprehensive Credit Facility Agreement Of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd and Shenzhen Branch, China CITIC Bank dated February 9, 2006*

10.8	Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Branch, China CITIC Bank dated February 9, 2006*

10.9	Guaranty Contract of Maximum Amount by and between Li Xiangqian and Shenzhen Branch, China CITIC Bank dated February 9, 2006*

31.1	Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with our original form 10-Q for the quarterly period ended March 31, 2006.

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