Form 10-Q
period 2006-06-30
CHINA BAK BATTERY INC
filed 2006-08-22
CIK 1117171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-32898

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 16, 2006, 48,882,146 shares of China BAK Battery, Inc. common stock, par value $0.001 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated balance sheets

as of September 30, 2005 and June 30, 2006

(In US$)

	Note	September 30, 2005	June 30, 2006

		(as restated)	(Unaudited)
Assets
Current assets
Cash and cash equivalents		$33,055,784	$6,332,156
Pledged deposits	2	19,392,280	18,956,943
Trade accounts receivable, net		43,863,782	56,946,471
Inventories	3	21,696,226	52,609,555
Prepayments and other receivables		2,155,570	1,633,835

Total current assets		120,163,642	136,478,960

Property, plant and equipment, net		65,751,208	90,933,828
Lease prepayments, net		3,154,799	3,143,546
Intangible assets, net		53,379	65,332
Amounts due from related parties		271,873	—
Deferred tax assets		91,294	158,892

Total assets		$189,486,195	$230,780,558

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated balance sheets

as of September 30, 2005 and June 30, 2006 (continued)

(In US$)

	Note	September 30, 2005	June 30, 2006

		(as restated)	(Unaudited)
Liabilities

Current liabilities
Short-term bank loans	4	$39,545,230	$53,154,235
Accounts and bills payable		45,118,786	54,994,812
Accrued expenses and other payables		14,279,591	13,342,057

Total current liabilities		98,943,607	121,491,104

Deferred tax liabilities		233,445	294,429

Total liabilities		99,177,052	121,785,533

Commitments and contingencies	6

Shareholders’ equity
Ordinary shares US$ 0.001 par value; 100,000,000 authorized; 48,878,396 issued and outstanding as of September 30, 2005 and June 30, 2006		48,878	48,878
Additional paid-in-capital		67,415,501	69,427,746
Statutory reserves		3,034,141	4,825,576
Retained earnings		18,805,368	32,437,170
Accumulated other comprehensive income		1,005,255	2,255,655

Total shareholders’ equity		90,309,143	108,995,025

Total liabilities and shareholders’ equity		$189,486,195	$230,780,558

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of income

and comprehensive income

for the three months ended June 30, 2005 and 2006

(Unaudited)

(In US$)

	Three months ended June 30,
	2005	2006
	(as restated)
Net revenues	$24,154,543	$33,397,236

Cost of revenues	(17,598,450)	(24,898,674)

Gross profit	$6,556,093	$8,498,562

Operating expenses:
Research and development costs	$(128,835)	$(477,429)
Sales and marketing expenses	(1,078,181)	(1,040,694)
General and administrative expenses	(1,443,226)	(1,962,106)

Total operating expenses	$(2,650,242)	$(3,480,229)

Operating income	$3,905,851	$5,018,333

Finance costs, net	(77,646)	(297,226)
Other expenses	(8,745)	(966)

Income before income taxes	3,819,460	4,720,141

Income taxes	(318,430)	(42,938)

Net income	3,501,030	4,677,203

Other comprehensive income - Foreign currency translation adjustment	6	363,270

Comprehensive income	$3,501,036	$5,040,473

Net income per share:
-Basic	$0.09	$0.10

-Diluted	$0.09	$0.09

Weighted average number of ordinary shares:
-Basic	40,978,533	48,878,396

-Diluted	41,173,311	49,275,493

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of income

and comprehensive income

for the nine months ended June 30, 2005 and 2006

(Unaudited)

(In US$)

	Nine months ended June 30,
	2005	2006
	(as restated)
Net revenues	$75,159,215	$97,720,714

Cost of revenues	(58,004,178)	(69,903,949)

Gross profit	17,155,037	27,816,765

Operating expenses:
Research and development costs	(314,626)	(1,436,314)
Sales and marketing expenses	(2,772,290)	(3,541,845)
General and administrative expenses	(4,066,049)	(6,151,115)

Total operating expenses	(7,152,965)	(11,129,274)

Operating income	10,002,072	16,687,491

Finance costs, net	(522,126)	(993,037)
Gain on trading securities	—	279,260
Other expenses	(53,748)	(38,865)

Income before income taxes	9,426,198	15,934,849

Income taxes	(745,194)	(511,612)

Net income	$8,681,004	$15,423,237

Other comprehensive (loss) / income
- Foreign currency translation adjustment	(1,464)	1,250,400

Comprehensive income	$8,679,540	$16,673,637

Net income per share:
-Basic	$0.23	$0.32

-Diluted	$0.23	$0.31

Weighted average number of ordinary shares:
-Basic	37,013,072	48,878,396

-Diluted	37,042,273	49,167,445

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of shareholders’ equity for the nine months ended June 30, 2005 and 2006

(In US$)

	Note	Ordinary shares		Additional paid-in-capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income/(loss)	Total share- holders’ equity
		Number of shares	amount
Balance as of October 1, 2004 (as restated)		31,225,642	$31,226	$12,052,845	$1,724,246	$6,621,539	$(170)	$20,429,686
Net income		—	—	—	—	8,681,004	—	8,681,004
Reverse acquisition	1	1,152,458	1,152	—	—	(2,824)	—	(1,672)
Issuance of ordinary shares, net of transaction costs of 1,471,371		8,600,433	8,600	15,520,029	—	—	—	15,528,629
Appropriation to statutory reserves		—	—	—	728,622	(728,622)	—	—
Foreign currency translation adjustment		—	—	—	—	—	(1,464)	(1,464)

Balance as of June 30, 2005 (as restated, unaudited)		40,978,533	$40,978	$27,572,874	$2,452,868	$14,571,097	$(1,634)	$44,636,183

Balance as of October 1, 2005 (as restated)		48,878,396	48,878	67,415,501	3,034,141	18,805,368	1,005,255	90,309,143
Net income		—	—	—	—	15,423,237	—	15,423,237
Share-based compensation		—	—	2,012,245	—	—	—	2,012,245
Appropriation to statutory reserves		—	—	—	1,791,435	(1,791,435)	—	—
Foreign currency translation adjustment		—	—	—	—	—	1,250,400	1,250,400

Balance as of June 30, 2006 (unaudited)		48,878,396	$48,878	$69,427,746	$4,825,576	$32,437,170	$2,255,655	$108,995,025

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the three months ended June 30, 2005 and 2006

(Unaudited)

(In US$)

	Three months ended June 30,
	2005	2006
	(as restated)
Cash flow from operating activities
Net income	$3,501,030	$4,677,203
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortisation	832,069	1,621,328
Bad debt expense	598,627	53,796
Deferred income taxes	31,760	(15,976)
Share-based compensation	—	595,984

Changes in operating assets and liabilities:
Trade accounts receivable	(6,964,108)	643,443
Inventories	(968,669)	(6,693,208)
Prepayments and other receivables	26,569	1,228,460
Accounts and bills payable	4,473,769	(2,047,753)
Accrued expenses and other payables	351,958	(424,437)

Net cash provided by / (used in) operating activities	$1,883,005	$(361,160)

Cash flow from investing activities

Purchases of property, plant and equipment	$(8,508,106)	$(17,702,246)
Purchases of intangible assets	—	(18,343)

Net cash used in investing activities	$(8,508,106)	$(17,720,589)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the three months ended June 30, 2005 and 2006 (continued)

(Unaudited)

(In US$)

	Three months ended June 30,
	2005	2006
	(as restated)
Cash flow from financing activities

Proceeds from borrowings	$49,958,621	$30,194,912
Repayment of borrowings	(41,319,704)	(20,515,234)
(Increase) / decrease in pledged deposits	(11,517,394)	6,288,046
Amounts received from related parties	266,512	—

Net cash (used in)/provided by financing activities	$(2,611,965)	$15,967,724

Effect of exchange rate changes on cash and cash equivalents	$(1,451)	$523,367

Net decrease in cash and cash equivalents	$(9,238,517)	$(1,590,658)

Cash and cash equivalents at the beginning of period	10,886,298	7,922,814

Cash and cash equivalents at the end of period	$1,647,781	$6,332,156

Supplemental disclosure of cash flow information

Cash received during the period for:
Bills receivable discounted to bank	$2,260,109	$607,608

Cash paid during the period for:
Bills discounting charges	$28,965	$1,629

Income taxes	$252,862	$476,831

Interest expense, net of amounts capitalized	$91,742	$641,533

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the nine months ended June 30, 2005 and 2006

(Unaudited)

(In US$)

	Nine months ended June 30,
	2005	2006
	(as restated)
Cash flow from operating activities
Net income	$8,681,004	$15,423,237
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortisation	2,361,309	4,296,487
Bad debt expense	944,114	731,447
Share-based compensation	—	2,012,245
Deferred income tax	73,718	(6,615)
Gain on trading securities	—	(279,260)

Changes in operating assets and liabilities:
Trade accounts receivable	(17,272,957)	(13,775,711)
Inventories	16,442,224	(30,913,329)
Prepayments and other receivables	(65,277)	483,310
Accounts and bills payable	4,254,872	12,171,109
Accrued expenses and other payables	7,767	1,225,619

Net cash provided by / (used in) operating activities	15,426,774	(8,631,461)

Cash flow from investing activities

Purchases of property, plant and equipment	(24,768,119)	(32,664,516)
Purchases of intangible assets	—	(20,664)
Purchase of trading securities	—	(3,702,014)
Proceeds from disposal of trading securities	—	3,981,274

Net cash used in investing activities	$(24,768,119)	$(32,405,920)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Condensed interim consolidated statements of cash flows

for the nine months ended June 30, 2005 and 2006 (continued)

(Unaudited)

(In US$)

	Nine months ended June 30,
	2005	2006
	(as restated)
Cash flow from financing activities

Proceeds from borrowings	$71,346,584	$60,379,121
Repayment of borrowings	(62,947,204)	(47,334,249)
(Increase) / decrease in pledged deposits	(14,953,162)	435,337
Amounts received from related parties	615,616	271,873
Repayment to Changzhou Lihai Investment Consulting Co., Ltd.	(1,812,316)	—
Proceeds from issuance of capital stock, net	15,528,629	—
Contribution from shareholders acquiring shares of BAK International Limited	11,500,000	—
Distribution to shareholders in connection with acquisition of shares of China BAK Battery, Inc.	(11,500,000)	—

Net cash provided by financing activities	7,778,147	13,752,082

Effect of exchange rate changes on cash and cash equivalents	(1,197)	561,671

Net decrease in cash and cash equivalents	(1,564,395)	(26,723,628)
Cash and cash equivalents at the beginning of period	3,212,176	33,055,784

Cash and cash equivalents at the end of period	$1,647,781	$6,332,156

Supplemental disclosure of cash flow information
Cash received during the period for:
Bills receivable discounted to bank	$9,998,584	$13,972,340

Cash paid during the period for:
Bills discounting charges	$191,466	$195,551

Income taxes	$390,876	$196,487

Interest expense, net of amounts capitalized	$530,387	$1,333,725

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries

Notes to the condensed interim consolidated financial statements for the nine months ended June 30, 2005 and 2006

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

        Since May 31, 2006, the Company’s common stock has been listed on the Nasdaq Global Market under the symbol “CBAK.” Prior to that date, the Company’s common stock has been quoted on the Over-the-Counter Electronic Bulletin Board under the symbol “CBBT.OB.”

Basis of Presentation and Organization

        As of June 30, 2006, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited and subsequently changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); and iii) BAK Electronic (Shenzhen) Co., Ltd. (“BAK Electronic”), a wholly owned limited liability company established by BAK International and commenced operation in August 2005 in the PRC.

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

        On January 20, 2005, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of $17,000,000. In conjunction with this financing, Mr. Li Xiangqian, the Chairman and Chief Executive Officer of the Company agreed to place 2,179,550 shares of common stock owned by him into an escrow account, of which 50% are to be released to the investors in the private placement if audited net income of the Group for the fiscal year ended September 30, 2005 is not at least $12,000,000, and the remaining 50% are to be released to investors in the private placement if audited net income of the Group for the fiscal year ending September 30, 2006 is not at least $27,000,000. If the audited net income of the Group for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr. Li Xiangqian (the “Escrow Arrangement”).

        This escrow arrangement constitutes a compensatory plan to Mr. Li Xiangqian in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). A compensation charge would be recorded in the financial statements of the Company should the performance threshold be achieved and these shares be released to Mr. Li Xiangqian. However, as the Company determined that it would not meet the performance threshold for fiscal year ending September 30, 2006 after consideration of the compensation charge, the shares are not deemed to be earned and no compensation charge has been recognized during the interim periods.

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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2006. The Company’s consolidated balance sheet at September 30, 2005 has been taken from the Company’s audited balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB/A for the year ended September 30, 2005. These financial statement should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2. Pledged Deposits

Pledged Deposits at September 30, 2005 and June 30, 2006 consist of the following:

	September 30, 2005	June 30, 2006
Pledged deposits with banks for:
General banking facilities	$6,426,100	$—
Bills payable	12,966,180	18,956,943

	$19,392,280	$18,956,943

3. Inventories

Inventories at September 30, 2005 and June 30, 2006 consist of the following:

	September 30, 2005	June 30, 2006
Raw materials	$9,323,864	$18,165,266
Work-in-progress	2,698,554	6,188,136
Finished goods	9,673,808	28,256,153

	$21,696,226	$52,609,555

A floating charge was levied on the Company’s inventories with carrying value of $7,661,888 and $10,005,503 as of September 30, 2005 and June 30, 2006 respectively as collateral under certain loan agreements (see Note 4).

4. Short-term Bank Loans

The Company obtained several short-term loan facilities from the financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	September 30, 2005	June 30, 2006
Pledged deposits	$6,426,100	$—
Inventories	7,661,888	10,005,503
Machinery and equipment, net	8,221,587	7,761,337

	$22,309,575	$17,766,840

As of September 30, 2005 and June 30 2006, the Company had several short-term bank loans with aggregate outstanding balances of $39,545,230 and $53,154,235 respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 5.22% to 5.85%, and had maturity dates ranging from 4 to 12 months. Each loan is guaranteed by Mr. Li Xiangqian, Chairman of the Company. Mr. Li Xiangqian did not receive any compensation for acting as guarantor.

During the three and nine month periods ended June 30, 2006, interest expenses of $36,096 and $426,711 were capitalized to property, plant and equipment respectively.

Certain shares of the Company were pledged by Mr. Li Xiangqian in order to secure these short-term bank loans as at September 30, 2005 and June 30, 2006 respectively.

5. Share-based Compensation

Prior to October 1, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinions No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations including Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if on the date of grant the market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company has elected to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended.

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

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of June 30, 2006, there was approximately $3,679,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 2 years. For the nine months ended June 30, 2006, our total stock-based compensation expense was approximately $1,969,000. We have not recorded any income tax benefit related to stock-based compensation in either of the nine-month periods ended June 30, 2006.

The Company grants share options to officers, employees and consultants to reward for services and restricted ordinary shares to its non-employee directors.

In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to 4,000,000 shares of the Company’s common stock. The exercise price of the options granted, pursuant to the Plan, must be at least equal to the fair market value of the Company’s ordinary shares at the date of the grant. The Plan will terminate on May 16, 2055.

Pursuant to the Plan, the Company issued 2,000,000 options with an exercise price of $6.25 per share on May 16, 2005. The exercise price equals to the market price of the Company’s shares at the date of grant. No new grant, exercise or forfeiture of current outstanding options, incurred during the nine month ended June 30, 2006.

As of June 30, 2006, there was unrecognized compensation cost of $3,679,737 related to non-vested share options. This cost is expected to be recognized over the next two years. The Company is expected to issue new shares to satisfy share option exercises.

Aggregate numbers of non-vested shares issued under the Plan were 1,830,000 as of June 30, 2006. No changes of non-vested shares issued under the Plan occurred for the nine months ended June 30, 2006. The weighted-average grant-date fair value of options granted during 2005 was $3.67 per share. The Company recorded non-cash share-based compensation expense of $1,969,120 for the nine months ended June 30, 2006 in respect of share options granted in 2005, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs respectively.

The following table illustrates the effect on net income and net income per share for the nine months ended June 30, 2005 as if our stock-based compensation had been determined based on the fair value at the grant dates:

Nine Months Ended June 30, 2005
Net income, as reported	$8,681,004
Deduct: Total stock-based employee compensation expenses determined under the fair value, net of related tax effects	(356,081)

Pro forma net income	$8,324,923

Net income per share:
As reported—basic and diluted	$0.23

Pro forma—basic	$0.23

—diluted	$0.22

Pursuant to the Plan, the Company issued 2,000,000 options with an exercise price of $6.25 per share on May 16, 2005. In accordance with the vesting provisions of the grants, the options will become vested and exercisable under the following schedule:

Numbers of Share	Percentage of Options Issued	Initial Vesting Date
800,000	40%	July 1, 2007
600,000	30%	January 1, 2008
600,000	30%	July 1, 2008

2,000,000	100%

A summary of share option plan activity for the nine months period ended June 30, 2006 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding as of October 1, 2005	1,830,000	$6.25
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding as of June 30, 2006	1,830,000	$6.25	5.5 years

Exercisable as of June 30, 2006	—	—	—

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

The fair value of share warrants granted to the company’s financial advisors and other external parties in connection with the share issuance in 2005 has been recorded within equity as a cost of the offering, and therefore, the issuance of the share warrants does not have any impact on the shareholders’ equity.

On May 12, 2006, the Board of Directors adopted the China BAK Battery, Inc. Compensation Plan for Non-employee Directors (“the Plan 2006”). The Plan 2006 authorizes the issuance of 5,000 restricted shares of the Company’s ordinary shares to each of the three eligible directors in addition to their annual retainer fee. Such restricted shares entitle the relevant non-employee directors to all rights of ordinary shares ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period.

On May 12, 2006, the Company granted 5,000 restricted shares to each of the three newly approved independent directors with a fair value of $11.5 per share pursuant to the Plan 2006. The eligible directors shall vest in their rights under the restricted shares according to the following schedule:

(i)	25% of the restricted share granted will immediately vest on the grant date; and

(ii)	The remaining 75% of the restricted shares will vest in three equal quarterly installments on the last day of each subsequent quarter or in three equal quarterly installments on the last day of each calendar quarter beginning on the last day of the first full calendar quarter after the grant date.

As of June 30, 2006, the Company had unrecognized stock-based compensation of approximately $130,000 associated with these restricted shares granted to non-employee directors. The first 25% of the restricted shares were issued as fully paid ordinary shares to the three independent directors on July 19, 2006.

6. Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2005 and June 30, 2006, the Company had the following capital commitments:

	September 30, 2005	June 30, 2006
For construction of buildings	$1,062,953	$2,160,682

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

As of June 30, 2006, the Company had unpaid land lease fee amounting to $3.0 million, which the Company expects to pay upon grant of government approval.

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

(iii) Guarantee

In order to secure the supplies of certain raw materials and upon the request of suppliers, the Company has guaranteed bank debt of certain suppliers which are summarized as follows:

	September 30, 2005	June 30, 2006
Guaranteed for Shenzhen Tongli - a non-related party	$3,608,502	$4,266,095
Guaranteed for Shenzhen Zhenda - a non-related party	1,235,788	1,247,396

	$4,844,290	$5,513,491

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligation in respect of the above guarantee were recognized as of September 30, 2005 and June 30, 2006.

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

The Company’s outstanding discounted bills at September 30, 2005 and June 30, 2006 are summarized as follows:

	September 30, 2005	June 30, 2006

Bank acceptance bills	$3,287,140	$5,292,114
Commercial acceptance bills	741,473	3,300,851

	$4,028,613	$8,592,965

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed interim consolidated financial statements and notes included in Item 1 of Part I of this report on Form 10-Q. Except for the historical information contained herein, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated by such forward-looking statements.

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

Power tools. Power tools such as drills, saws and grinders are used for both commercial and personal use. Due to high power requirements, many power tools have historically used small combustion engines, used heavier nickel metal hydride batteries or relied on external power sources. Recently, manufacturers, Milwaukee, Black & Decker, Bosch, Metabo and Ridgid have begun using lithium-ion battery technology. Recently, the DeWalt division of Black & Decker began marketing a power tool product line that uses nano lithium phosphate technology in its batteries. This technology has resulted in increased the power of the batteries to 36 volts. The market for portable high-powered power tools is rapidly growing and has prompted many users, both commercial and personal, to replace or upgrade their current power tools.

Portable consumer electronics. This category includes digital audio players (such as MP3 players), digital still cameras, digital video cameras, portable DVD players, PDAs, portable gaming systems and Bluetooth devices. There is a rapid trend to use lithium based batteries in portable consumer electronics (both rechargeable and non-rechargeable) due to a desire for smaller, longer lasting devices.

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

Revenue

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

The following table sets forth the breakdown of our revenues by battery cell type for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006
	(in thousands)
Prismatic cells
Steel-case cells	$14,493	$12,271	$40,005	$45,522
Aluminum-case cells	5,032	10,467	18,386	33,515
Battery packs	4,448	2,951	15,924	8,224
Cylindrical cells(1)	182	62	844	97
High-power lithium-phosphate cells	—	7,447	—	9,976
Lithium polymer cells	—	199	—	387

Total	$24,155	$33,397	$75,159	$97,721

(1)	These refer to cylindrical cells produced using primarily a manual manufacturing process that were sold for use with portable DVD players.

Our revenues have increased significantly during the nine months ended June 30, 2006, in part because of increased shipments as we ramped up our production capacity to meet customer demands for our products.

Cost of Revenues

Cost of revenues consist primarily of material costs, employee remuneration for staff engaged in production activity, share-based compensation, depreciation and related expenses that are directly attributable to the production of products. Cost of revenues also includes write-downs of inventory to lower of cost or market.

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

Operating Expenses

Research and Development Costs. Research and development costs primarily comprise of remuneration for R&D staff, share-based compensation, depreciation and maintenance expenses relating to R&D equipment, and R&D material costs.

Sales and Marketing. Sales and marketing expenses consist primarily of remuneration for staff involved in selling and marketing efforts, including staff engaged in the packaging of goods for shipment, advertising cost, depreciation, share-based compensation and travel and entertainment expenses. We do not pay slotting fees to retail companies for displaying our products, engage in cooperative advertising program, participate in buy-down programs or similar arrangements. No material estimates are required by management to determine our actual marketing or advertising costs for any period.

General and Administrative. General and administrative expenses consist primarily of employee remuneration, share-based compensation, professional fees, insurance, payroll taxes and benefits, general office expenses, depreciation and bad debt expenses.

Finance Costs, Net. Finance costs consist primarily of interest income, interest on bank loans, net of capitalized interest, and bank charges.

Income Taxes. Under applicable income tax laws and regulations, an enterprise located in Shenzhen, including the district where our operations are located, is subject to a 15% enterprise income tax. Further, according to PRC laws and regulations, foreign invested manufacturing enterprises are entitled to, starting from their first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Our PRC subsidiaries, Shenzhen BAK and BAK Electronic, are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 7.5% for the following three years from its first profitable year. As such, for the first two calendar years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK is subject to the enterprise income tax rate of 7.5%. BAK Electronic, established in August 2005, is eligible for the same preferential tax treatment applicable to Shenzhen BAK and currently is exempt from any enterprise income tax because of tax losses.

In addition, due to the additional capital invested in Shenzhen BAK in both 2005 and 2006, Shenzhen BAK was granted a lower income tax rate of 3.309% and 1.7% in calendar year 2005 and 2006 respectively.

Furthermore, to encourage foreign investors to introduce advanced technologies to China, the PRC government has offered additional tax incentives to enterprises that are classified as a foreign invested enterprises with advanced technologies. According to an official notice issued by the Shenzhen Municipal Trade and Industry Bureau, Shenzhen BAK received such designation in August 2005. As a result, as long as Shenzhen BAK maintains this designation, it may apply to the tax authority to extend its current reduced tax rate of 7.5% for another three years, until December 31, 2009.

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

Results of Operations

The following sets forth certain of our income statement information for the three months and nine months ended June 30, 2005 and 2006.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2005		2006		2005		2006
	(as restated)				(as restated)
	(in thousands, except percentages)
Statement of Income Data
Revenues	$24,154	100.0%	$33,397	100.0%	$75,159	100.0%	$97,721	100.0%
Cost of revenues	17,598	72.9	24,899	74.6	58,004	77.2	69,904	71.5

Gross profit	6,556	27.1	8,498	25.4	17,155	22.8	27,817	28.5
Operating expenses:
Research and development costs	129	0.5	477	1.4	315	0.4	1,436	1.5
Sales and marketing expenses	1,078	4.5	1,041	3.1	2,772	3.7	3,542	3.6
General and administrative expenses	1,443	6.0	1,962	5.9	4,066	5.4	6,152	6.3

Total operating expenses	2,650	11.0	3,480	10.4	7,153	9.5	11,130	11.3

Operating income	3,906	16.2	5,018	15.0	10,002	13.3	16,687	17.1
Finance costs, net	78	0.3	297	0.9	522	0.7	993	1.0
Other expenses (income)	9	— (1)	1	— (1)	54	— (1)	39	— (1)
Gain on trading securities	—	—	—	—	—	—	280	0.3
Income taxes	318	1.3	43	0.1	745	1.0	512	0.5

Net income	$3,501	14.5%	$4,677	14.0%	$8,681	11.6%	$15,423	15.8%

(1)	Less than 0.1%

Comparison of the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.

Revenues. Revenues increased to $97.7 million for the nine months ended June 30, 2006 as compared to $75.2 million for same period of the prior year, an increase of $22.5 million or 30.0%.

•	Revenues from the sales of steel-case cells increased to $45.5 million in the nine months ended June 30, 2006 from $40.0 million in the same period in 2005, an increase of $5.5 million or 13.8%, due to an increase in sales volume by 21.1%, offset by a decrease in average selling price by 6.1% primarily attributable to the pricing pressure in an increasingly competitive market.

•	Revenues from the sales of aluminum-case cells increased to $33.5 million in the nine months ended June 30, 2006 from $18.4 million in the same period in 2005, an increase of $15.1 million or 82.3%, due to an increase in sales volume by 90.4% driven by increased sales in the OEM market, offset by a decrease in the average selling price by 4.4% attributable to pricing pressure in a competitive market.

•	Revenues from sales of battery packs decreased to $8.2 million in the nine months ended June 30, 2006 from $15.9 million in the same period in 2005, due to both a decrease in sales volume by 20.8% and a decrease in average selling price by 53.4%. The decrease in average selling price is primarily attributable to the pricing pressure in an increasingly competitive market.

•	We also sold $10.0 million of high-power lithium-ion cells and $387,000 of lithium polymer cells in the nine months ended June 30, 2006, our first sales of these products.

Cost of Revenues. Cost of revenues increased to $69.9 million for the nine months ended June 30, 2006 as compared to $58.0 million for the same period in 2005, an increase of $11.9 million or 20.5%. The increase in cost of revenue was attributable to an increase in units of products sold offset by a decrease in unit costs for prismatic cells and for battery packs. The decrease in unit manufacturing costs is primarily the result of a decrease in the cost of raw materials generally, an increase in efficiency in our use of raw materials and our manufacturing yields resulting from our improvement in process technology and an increase in sales volume giving us a larger base to spread out our fixed cost allocation. By product breakdown:

•	unit cost of revenue for steel-case cells, decreased by 12.6%;

•	unit cost of revenue for aluminum-case cells, decreased by 16.1%;

•	unit cost of manufacturing battery packs, decreased by 37.1%.

As a result, gross profit for the nine months ended June 30, 2006 was $27.8 million or 28.5% of revenues as compared to gross profit of $17.2 million or 22.8% of revenues for the same period in 2005.

Research and Development Costs. Research and development costs increased to $1.4 million for the nine months ended June 30, 2006 as compared to $315,000 for the same period in 2005. Share-based compensation included in research and development expenses was $618,000 for the nine months ended June 30, 2006. We adopted SFAS 123R since the fiscal quarter ended December 31, 2005 on a modified prospective approach. Pursuant to SFAS 123R, we measured the employee share-based compensation at grant-date fair value and recognized over the vesting period. Prior to adoption of SFAS 123R, we adopted the intrinsic value method under SFAS 123 and APB 25, pursuant to which, no employee share-based compensation cost was recognized during fiscal year 2005 since the share options were issued on May 16, 2005. Depreciation expenses increased by $171,000 as we purchased more equipments for our R&D efforts. Salaries related to research increased to $445,000 from $98,000 for the same period of the prior year, an increase of $347,000, primarily due to hiring more experienced research employees.

Sales and Marketing Expenses. Sales and marketing expenses increased to $3.5 million for the nine month period ended June 30, 2006 as compared to $2.8 million for the same period in 2005, an increase of $0.7 million or 27.8%. As a percentage of revenues, sales and marketing expenses have decreased slightly to 3.6% for the nine months ended June 30, 2006, from 3.7% for the same period in 2005. Share-based compensation was $280,000 for the nine months ended June 30, 2006 due to the above-mentioned adoption of SFAS 123R on October 1, 2005. Higher sales volumes increased packaging and transportation costs by $89,000. Depreciation charges also increased by $139,000 due to the facilities expansion in the nine months ended June 30, 2006.

General and Administrative Expenses. General and administrative expenses increased to $6.2 million, or 6.3% of revenues, for the nine months ended June 30, 2006 as compared to $4.1 million, or 5.4% of revenues, for the same period in 2005, an increase of $2.1 million or 51.3%. Share-based compensation included in general and administrative expenses was $995,000 for the nine months ended June 30, 2006 due to the above-mentioned adoption of SFAS 123R on October 1, 2005. Professional fees and expenses increased $455,000 from the first half of last year, reflecting the additional costs of operating as a public company. Social insurance also increased by $211,000 due to the increase of base salary and the number of employees.

Operating Income. As a result of the above, operating income totaled $16.7 million for the nine months ended June 30, 2006 as compared to operating income of $10.0 million for the same period of the prior year, an increase of $6.7 million or 66.8%. As a percentage of revenues, operating income was 17.1% for the nine months ended June 30, 2006 as compared to 13.3% for the same period of the prior year.

Finance Costs, Net. Finance costs, net, increased to $993,000 for the nine month period ended June 30, 2006 as compared to $522,000 for the same period of the prior year, an increase of $471,000 or 90.2%. We had $53.2 million in short term loans as of June 30, 2006 as compared to $37.5 million outstanding as of June 30, 2005.

Other Expenses/gain on trading securities. Other expenses were $39,000 for the nine month period ended June 30, 2006, as compared to $54,000 for the same period of 2005. In addition, we recognized income from the sales of trading securities in the nine months ended June 30, 2006 from BAK International’s short-term investment in financial instruments during the period.

Net Income. As a result of the foregoing, we increased our net income to $15.4 million for the nine months ended June 30, 2006 from $8.7 million for the same period of the prior year.

Comparison of the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Revenues. Revenues increased to $33.4 million for the three months ended June 30, 2006 as compared to $24.2 million for same period of the prior year, an increase of $9.2 million or 38.3%.

•	Revenues from the sales of steel-case cells decreased to $12.3 million in the three months ended June 30, 2006 from $14.5 million in the same period in 2005, a decrease of $2.2 million or 15.3%, due to both a decrease in sales volume by 6.3% and a decrease in average selling price by 10.6% primarily attributable to the pricing pressure in an increasingly competitive market.

•	Revenues from the sales of aluminum-case cells increased to $10.5 million in the three months ended June 30, 2006 from $5.0 million in the same period in 2005, an increase of $5.4 million or 108.0%, due to an increase in sales volume of 124.3% driven by increased sales in the OEM market, offset by a decrease in the average selling price by 7.8% attributable to pricing pressure in a competitive market.

•	Revenues from sales of battery packs decreased to $3.0 million in the three months ended June 30, 2006 from $4.4 million in the same period in 2005, due to a decrease in the average selling price by 50.5%, offset by a increased sales volume by 30.4%. The decrease in average selling price is primarily attributable to the pricing pressure in an increasingly competitive market, with the high rate of decrease reflecting the amplified effect of pricing pressures in both the prismatic cell and the battery pack markets. The increase in sales volume is primarily attributable to the increase in market share because of the decrease in selling price.

•	We also sold $7.4 million of high-power lithium-ion cells and $199,000 of lithium polymer cells in the three months ended June 30, 2006.

Cost of Revenues. Cost of revenues increased to $24.9 million for the three months ended June 30, 2006 as compared to $17.6 million for the same period in 2005, an increase of $7.3 million or 41.5%. The increase in cost of revenue was attributable to an increase in units of products sold offset by a decrease in unit costs for prismatic cells and for battery packs. The decrease in unit manufacturing costs is primarily the result of a decrease in the cost of raw materials generally, an increase in efficiency in our use of raw materials and our manufacturing yields resulting from our improvement in process technology and an increase in sales volume giving us a larger base to spread out our fixed cost allocation. By product breakdown:

•	unit cost of revenue for steel-case cells, decreased by 2.1%;

•	unit cost of revenue for aluminum-case cells, decreased by 10.7%;

•	unit cost of manufacturing battery packs decreased by 65.7%.

As a result, gross profit for the three months ended June 30, 2006 was $8.5 million or 25.4% of revenues as compared to gross profit of $6.6 million or 27.1% of revenues for the same period in 2005.

Research and Development Costs. Research and development costs increased to $477,000 for the three months ended June 30, 2006 as compared to $129,000 for the same period in 2005. Share-based compensation included in research and development expenses was $130,000 for the three months ended June 30, 2006 due to the above-mentioned adoption of SFAS No. 123R. Depreciation expenses increased by $65,000 as we purchased more equipment for our R&D efforts. Salaries related to research increased to $273,000 from $41,000 for the same period of the prior year, an increase of $232,000, primarily due to hiring more experienced research employees.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $1.0 million for the three month period ended June 30, 2006 as compared to $1.1 million for the same period in 2005, an decrease of $37,000 million or 3.4%. As a percentage of revenues, sales and marketing expenses have decreased to 3.1% for the three months ended June 30, 2006, from 4.5% for the same period in 2005. Share-based compensation was $63,000 for the three months ended June 30, 2006 due to the above-mentioned adoption of SFAS No. 123R.

General and Administrative Expenses. General and administrative expenses increased to $2.0 million, or 5.9% of revenues, for the three months ended June 30, 2006 as compared to $1.4 million, or 6.0% of revenues, for the same period in 2005, an increase of $519,000 million or 36%. Share-based compensation included in general and administrative expenses was $350,000 for the three months ended June 30, 2006 due to the above-mentioned adoption SFAS No. 123R. Professional fees and expenses increased $245,000 for the three months ended June 30, 2006, as compared with the same period in 2005, reflecting the additional costs of operating as a public company. Bad debt expense totaled approximately $58,000 for the three months ended June 30, 2006 as compared to the bad debt expense of approximately $599,000 as the result of management strengthening the collection of accounts receivable during the period.

Operating Income. As a result of the above, operating income totaled $5.0 million for the three months ended June 30, 2006 as compared to operating income of $3.9 million for the same period of the prior year, an increase of $1.1 million or 28.5%. As a percentage of revenues, operating income was 15% for the three months ended June 30, 2006 as compared to 16.2% for the same period of the prior year.

Finance Costs, Net. Finance costs, net increased to $297,000 for the three month period ended June 30, 2006 as compared to $78,000 for the same period of the prior year, an increase of $219,000. We had $53.2 million in short term bank loans as of June 30, 2006 as compared to $37.5 million outstanding as of June 30, 2005.

Other Expenses. Other expenses were $1,000 for the three months ended June 30, 2006, as compared to $9,000 for the same period in 2005.

Net Income. As a result of the foregoing, we increased our net income to $4.7 million for the three months ended June 30, 2006 from $3.5 million for the same period in 2005.

Capital Resources and Liquidity

We have historically financed our liquidity requirements from a variety of sources, including short-term loans and bills payable under bank credit agreements, sales of bills receivable and issuance of capital stock. As of June 30, 2006, we had cash and cash equivalents of $6.3 million, as compared to $33.1 million as of September 30, 2005. In addition, we had pledged deposits amounting to $19.0 million and $19.4 million at June 30, 2006 and September 30, 2005, respectively. Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances. The individual bank loans have maturities ranging from 5 to 12 months which coincides with the periods the cash remains pledged to the banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended June 30,
	2005	2006
	(as restated, unaudited)	(unaudited)
	(in thousands)
Net cash provided by/(used in) operating activities	$15,427	$(8,632)
Net cash used in investing activities	(24,768)	(32,406)
Net cash provided by financing activities	7,778	13,752
Effect of exchange rate on cash and cash equivalents	(1)	562
Net decrease in cash and cash equivalent	(1,564)	(26,724)
Cash and cash equivalents at the beginning of period	3,212	33,056
Cash and cash equivalents at the end of period	1,648	6,332

Operating Activities

Net cash used in operating activities was $8.6 million in the nine months ended June 30, 2006 compared with net cash provided by operating activities of $15.4 million in the same period in 2005. The negative cash flow was mainly the result of an increase in inventory levels as we increased our production output in the nine months ended June 31, 2006, and also an increase in the level of our accounts receivable offset by an increase in accounts and bills payable.

Investing Activities

Net cash used in investing activities increased from $24.8 million in the nine months ended June 30, 2005 to $32.4 million in the same period in 2006, reflecting an increase in our purchases of equipment, primarily attributable to the construction of the facility to house a new cylindrical cell production line.

Financing Activities

Net cash provided by financing activities was $7.8 million in the nine months ended June 30, 2005 compared to $13.8 million in the same period in 2006. This was mainly attributable to (i) a $4.6 million increase in net proceeds from borrowing due to more loans being secured for working capital purposes in the nine months ended June 30, 2006, and (ii) $15 million and $1.8 million decrease to cash deposited to bank as collateral and repayment of other borrowing. The impact of these cash outflow was offset by receipt of $15.6 million cash proceed from capital raising in January 2005. No capital raising was undertaken in the nine months ended June 30, 2006. As of June 30, 2006, the principal outstanding amounts under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed
	(in thousands)
Credit Facilities:
Agricultural Bank of China	$50,028	$46,471
Shenzhen Development Bank	18,760	14,212
China Construction Bank	12,507	8,129
Shenzhen Commercial Bank	6,253	6,253

	Maximum Amount Available	Amount Borrowed
	(in thousands)
China CITIC Bank	16,321	564

Subtotal—Credit Facilities	$103,869	$75,629

Amount Borrowed
(in thousands)
Lines of Facilities:
Agricultural Bank of China	2,435
Shenzhen Development Bank	208
Shenzhen Commercial Bank	5,217
China CITIC Bank	3,743
China Merchants Bank	902

Subtotal—Other Borrowings	12,505

Total Principal Outstanding	$88,134

The above principal outstanding amounts under credit facilities included short-term bank loans of $53 million and bills payable of $35 million.

For the purpose of presentation, the effect of increase in bills payable balances is included in operating activities in the statements of cash flows due to their nature.

During the three months ended June 30, 2006, we repaid nine bank loan agreements totaling $20.5 million, and entered into seven new bank loan agreements totaling $30.1 million with existing lenders. The seven new facilities provide for monthly interest payments at fixed annual interest rates from 5.22% to 5.85%, with principal repayments at maturities during the last calendar quarter of 2006 and the second calendar quarter of 2007.

On April 21, 2006, we renewed the Comprehensive Credit Facility Agreement of Maximum Amount (“Commercial Bank Credit Facility”) with Shuibei Branch, Shenzhen Commercial Bank. We may borrow up to RMB 50 million under the Commercial Bank Credit Facility, which expires on April 21, 2007. Under the Commercial Bank Credit Facility, we borrowed RMB 50 million on April 28, 2006, bearing interest at an annual rate of 5.265% and maturing on April 21, 2007.

On April 5, 2006, we renewed the Comprehensive Credit Facility Agreement of Maximum Amount with Longgang Branch, Shenzhen Development Bank. Under the Credit Facility, we may borrow up to RMB 150 million, which expires on April 29, 2007. Under the Credit Facility, on April 28, 2006, we entered into a loan agreement with Shenzhen Development Bank, which provides for $12.5 million at a fixed interest annual interest rate of 5.85% and expires pursuant to its terms on April 28, 2007.

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

We had a working capital surplus of $15.0 million as of June 30, 2006, as compared to $21.0 million as of September 30, 2005, a decrease of $6.0 million. This decrease was primarily attributable to increase in short-term bank loans. We had short-term bank loans maturing in less than one year of $53.2 million as of June 30, 2006, as compared to $39.5 million as of September 30, 2005, an increase of $13.7 million.

Capital Expenditures

We made capital expenditures of $17.7 million in the nine months ended June 30, 2006. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity.

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

Currently, the facilites under construction include a manufacturing facility, a dormitory, a dinning hall and a conference room, totaling 43,394 square meters. We anticipate finishing a major portion of BAK Industrial Park by the end of calendar year 2006.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2006:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Short-term bank loans	53,154	53,154	—	—	—
Bills payable	34,981	34,981	—	—	—
Operating lease obligations	132	73	59	—	—
Capital commitments	2,161	2,161	—	—	—
Future interest payment on short-term bank loans	1,479	1,479	—	—	—

Total	91,907	91,848	59	—	—

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2006.

Off-Balance Sheet Transactions

In the ordinary course of business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related to or unrelated to us. Conversely, our debt with lenders may also be guaranteed by other parties which may be related or unrelated to us.

Under US GAAP, these transactions may not be recorded on our balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off balance sheet arrangements would result from our loan guaranties in which Shenzhen BAK would provide contractual assurance of the debt, or guarantee the timely re-payment of principal and interest of the guaranteed party.

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

We have assessed the liabilities arising from these guarantees and considered they are immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of June 30, 2006. We had guaranteed the timely re-payment of principal and interest of two parties to a bank. The maximum amount of our exposure for those guarantees at June 30, 2006 and September 30, 2005 were $5.5 million and $4.8 million respectively.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of September 30, 2005 and June 30, 2006, the carrying amount of property, plant and equipment, net was $65.8 million and $90.9 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2005 and June 30, 2006, we had not charged off any balances as we had yet to exhaust all means of collection.

Stock-Based Compensation

We have adopted the alternate intrinsic value method recognition provision of SFAS 123. Pursuant to the requirements of SFAS No. 123, we disclose the pro forma effect of application of the preferred fair value method recognition provision. Further, effective October 1, 2005, we adopted the provisions of SFAS 123R, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. We determine fair value using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of our ordinary shares and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount we computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

Changes in Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” which became effective for us on October 1, 2005. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). We adopted SFAS 123R since the fiscal quarter ended December 31, 2005 using a modified prospective approach.

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

Exchange Rates

The financial records of BAK International, Shenzhen BAK and BAK Electronic are maintained in Renminbi. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income (loss) in our shareholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars, were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in RMB into US dollars in connection with the preparation of our financial statements were as follows:

	RMB per US Dollar
	2006	2005
Balance sheet items as of June 30	7.9956	N/A
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the three months and nine months ended June 30	8.04914	8.2765
Balance sheet items as of September 30	N/A	8.0920

Renminbi is not readily convertible into U.S. dollars in the foreign exchange markets. The foreign exchange rate between the RMB and the U.S. dollar had been stable at approximately RMB 8.28 to $1.00 for the last few years. On July 21, 2005, the Central Bank of China announced that it would allow the RMB to move to a flexible exchange rate with a maximum daily variance against the U.S. dollar of 0.3%. No provision has been made in the accompanying financial statements for the change in currency policy, nor has any determination been made, as to the potential impact, this may have on our future operations. As a result, the stated exchange rates may not accurately reflect the amount in U.S. dollars into which RMB could be actually converted at the date or during the periods reflected in the foregoing table.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, based on the banks’ prime rates, are fixed for the terms of the loans, the terms are typically five to twelve months and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the nine months ended June 30, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at June 30, 2006 would decrease net income before provision for income taxes by $531,542 or 3.3% for the nine months ended June 30, 2006. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, approximately 68.3% of our revenues and 90% of our costs and expenses for the nine months ended June 30, 2006 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 93.9% of our assets except for cash were denominated in RMB as of June 30, 2006. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our Renminbi revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We record transactions denominated in currencies other than the U.S. dollar by translating them into U.S. dollars at the applicable exchange rates on the transaction dates. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the applicable exchange rate on the balance sheet date. Any resulting exchange differences are recorded in other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $5.2 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2006. As of June 30, 2006, our accumulated other comprehensive income (loss) was $2.3 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. In addition, management has performed the same evaluation as of the date of filing this quarterly report on Form 10-Q. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Second Restatement

In the course of the SEC review of the registration statements referred to above, we determined that beginning with fiscal quarter ended December 31, 2005, we would no longer be considered a “small business issuer.” We restated on March 29, 2006, pursuant to Amendment No.2 to our quarterly report on Form 10-Q for the quarter ended December 31, 2005, our consolidated balance sheet as of December 31, 2005, our consolidated statement of income and comprehensive income and our consolidated statement of cash flows for the three months ended December 31, 2005 to reflect the prospective adoption of SFAS No. 123R relating to the accounting for stock- based compensation commencing in the first quarter of our fiscal year ending September 30, 2006. Pursuant to the restatement, we incurred an incremental share-based compensation expense of $711,512 in the quarter ended December 31, 2005. This restatement resulted in, among other things, a decrease in gross profit and net income per share for the first quarter of our fiscal year 2006.

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

Management’s Determination on Disclosure controls and procedure

Management has determined that the above-mentioned three restatements related to control deficiencies that in turn resulted from material weaknesses in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of existence of the material weaknesses, as described below, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2006, quarterly Form 10-Q, our disclosure controls and procedures were not effective at a reasonable assurance level.

For the purposes of this quarterly report on Form 10-Q, we re-closed our financial statements for the three months and nine months ended June 30, 2005 and 2006 and Management believes that the financial statements included in this quarterly report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

We have taken, and continue to take, these remediation measures to address the material weaknesses in our internal control over financial reporting. Although we believe that these material weaknesses have not been fully resolved as of the date of filing of this quarterly report on Form 10-Q, we are carrying out measures to fully remedy all material weaknesses by the end of fiscal year ending September 30, 2006. We are in the process of evaluating, implementing and testing our internal control procedures in anticipation of the compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending September 30, 2006.

Except for the foregoing remediation measures, there have been no material changes in our disclosure controls and procedures, or our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

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

We derived a substantial portion of our revenues from the sales of our lithium-ion battery cells for the cellular phone battery replacement market, respectively. While we intend to diversify our revenue sources by expanding to the global cellular phone OEM market, notebook computers and high-power electrical tool markets, we expect that sales of battery cells used for the cellular phone battery replacement market will continue to comprise a significant portion of our revenues in the near future. Accordingly, any decrease in the demand for our battery cells in the replacement market resulting from success of competing products, slower than expected growth of sales in the replacement market or other adverse developments relating to the replacement market may materially and adversely affect our business and cause our overall revenue to decline. In addition, our expansion to the global cellular phone battery OEM market and other markets may not increase our revenue to a level that would enable us to materially reduce our dependence on sales of battery cells for the cellular phone replacement market.

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

In the course of the SEC review of the registration statements referred to above, we determined that beginning with fiscal quarter ended December 31, 2005, we would no longer be considered a “small business issuer.” We restated our consolidated balance sheet as of December 31, 2005, our consolidated statement of income and comprehensive income and our consolidated statement of cash flows for the three months ended December 31, 2005 to reflect the prospective adoption SFAS No. 123R relating to the accounting for stock-based compensation commencing in the first quarter of our fiscal year ending September 30, 2006. Pursuant to the restatement, we incurred an incremental share-based compensation expense of $711,512 in the quarter ended December 31, 2005. This restatement resulted in, among other things, a decrease in gross profit and net income per share for the first quarter of our fiscal year 2006.

As reported in the current report on Form 8-K filed with the SEC on August 4, 2006, we changed our independent registered public accounting firm from Schwartz Levitsky Feldman LLP to KPMG. We engaged KPMG on May 15, 2006 to carry out an audit of our financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the course of the audit, KPMG notified our accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction relating to: (1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses; (2) the incorrect charging to shareholders’ equity for fiscal year 2005 the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income; (3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation of the applicable PRC laws; (4) the understatement of our accumulated foreign-currency translation adjustment for fiscal 2005 included in comprehensive income and overstatement of our additional paid-in capital due to a calculation error during consolidation; (5) other misstatements identified, which were individually not material, include amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items, and (6) the consequential understatements or overstatements of income tax expenses. The net restatement adjustments resulted in an increase in our net income and earnings per share in the relevant periods.

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

Management has determined that as of the fiscal quarter June 30, 2006 and as of the date of filing of this report, the restatements, as described in “Item 4 Controls and Procedures,” resulted from material weaknesses in our internal control over financial reporting. To remediate these material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with U.S. GAAP, we have taken and continue to take a number of remediation measures, as described in “Item 4 Controls and Procedures.” However, we cannot assure you that we can fully remediate all our material weaknesses or address additional material weaknesses or significant deficiencies that may subsequently arise by the year end date of fiscal year 2006, so that our management can conclude that we will have an effective internal control over financial reporting as of the fiscal year end for our annual report on Form 10-K for the fiscal year 2006. If we cannot implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, our independent auditors may not be able to provide a written attestation as to the effectiveness of our internal controls over financial reporting, in which event, our independent auditors may issue a disclaimer of their audit opinion. Our failure to achieve and maintain effective internal control over financial reporting may result in sanctions or investigations by regulatory authorities, such as the SEC, and loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act of 2002.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 34.5% and 39.9% of our revenues in the years ended September 30, 2005 and for the nine months ended June 30, 2006, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

For the nine months ended June 30, 2006, we derived 31.7% of our sales from outside Mainland China. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality agreements to protect our intellectual property rights. As of June 30, 2006, we owned 50 patents in China and had 171 pending patent applications in China. We had 26 registered trademarks in China that cover various categories of goods and services. Some of our trademarks, such as BAK, are also registered trademarks in the United States, European Union, Korea, Russia, Taiwan and Hong Kong. There is a possibility that not all the pending patent applications will result in issue of patents or, if issued, that it will sufficiently protect our intellectual property rights. Implementation of PRC intellectual property-related laws has historically been lax, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may not be adequate to prevent unauthorized use of our intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us any royalties. Though we are not currently involved in any litigation with respect to intellectual property, we may need to enforce our intellectual property rights through litigation.

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

As June 30, 2006, we had $53.0 million of short-term loans and $35.0 million of bills payable maturing in less than one year, a substantial portion of which was secured by certain of our assets that amounted to $36.7 million. Our deposits, inventory, machinery and equipment worth $17.8 million secured the short-term bank loans, and our deposits worth of $18.9 million secured the bills payable. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 1.4% appreciation of the RMB against the U.S. dollar between July 21, 2005 and June 30, 2006. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. Our revenues and costs are mostly denominated in the RMB, and a significant portion of our financial assets are also denominated in RMB. We rely entirely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on common stock in U.S. dollars. For example, an appreciation of the RMB against the U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into the RMB for such purposes. An appreciation of the RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into the RMB, as the RMB is our reporting currency.

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

As of June 30, 2006, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 45.1% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2006, we granted 5,000 restricted shares to each of our three newly appointed independent directors pursuant to our Compensation Plan for Non-Employee Directors. The restricted shares will vest according to the following schedule:

•	25% will vest immediately on the grant date; and

•	the balance 75% will vest in three equal quarterly instalments on the last day of each subsequent quarter or in three equal quarterly instalments on the last day of each calendar quarter beginning on the last day of the full calendar quarter after the grant date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

By the written consent of holders of a majority of our shares of common stock (the “Majority Stockholders”) approved by written consent the Stock Option Plan and Compensation Plan for Non-Employee Directors of China BAK Battery, Inc. However, none of the foregoing actions will be effective until the end of the twentieth calendar day after an Information Statement under Section 14(c) of the Securities Exchange Act of 1934, as amended, which includes information relating to the foregoing actions, is sent to our stockholders. This Information Statement was sent out to our stockholders on or around April 19, 2006 and the actions became effective on May 12, 2006.

Item 5. Other Information

On April 21, 2006, Shenzhen BAK Battery Co., Ltd, (“Shenzhen BAK”) renewed its Comprehensive Credit Facility Agreement of Maximum Amount (“Commercial Bank Credit Facility”) with Shuibei Branch, Shenzhen Commercial Bank. Shenzhen BAK may borrow up to RMB 50 million under the Commercial Bank Credit Facility, which expires on April 21, 2007. In connection with the Commercial Bank Credit Facility, Mr. Li Xiangqian and BAK International, Limited entered into a Guaranty Contract of Maximum Amount (the “Commercial Bank Guaranty”) on April 5, 2006, whereby Mr. Li and BAK International, Limited will provide an unconditional guaranty of joint and several liability for all indebtedness of Shenzhen BAK under the Commercial Bank Credit Facility. Under the Commercial Bank Credit Facility, Shenzhen BAK borrowed RMB 50 million on April 28, 2006, bearing interest at an annual rate of 5.265% and maturing on April 21, 2007.

On April 5, 2006, Shenzhen BAK renewed its Comprehensive Credit Facility Agreement of Maximum Amount (“Shenzhen Development Bank Credit Facility”) with Longgang Branch, Shenzhen Development Bank. Shenzhen BAK may borrow up to RMB 150 million under the Shenzhen Development Bank Credit Facility, which term is from April 29, 2006 to April 29, 2007. In connection with the Shenzhen Development Bank Credit Facility, Mr. Li Xiangqian entered into a Guaranty Contract of Maximum Amount (the “Shenzhen Development Bank Guaranty”) on April 5, 2006, whereby Mr. Li will provide an unconditional guaranty of joint and several liability for all indebtedness of Shenzhen BAK under the Shenzhen Development Bank Credit Facility, and Mr. Li pledged 19,110,093 of his shares of our common stock, and Shenzhen BAK pledged $10.0 million of inventory and $9.8 million of equipment and machinery as security for the Shenzhen Development Bank Credit Facility. Under the Shenzhen Development Bank Credit Facility, Shenzhen BAK entered into a loan agreement with Shenzhen Development Bank on April 28, 2006, which provides for RMB 100 million at a fixed interest rate of 5.85% and expires pursuant to its terms on April 28, 2007.

As previously disclosed in our 10-Q/A for the period ended December 31, 2005, by the written consent of holders of a majority of our shares of common stock (the “Majority Stockholders”), an amendment to our Articles of Incorporation and Bylaws was approved which will give our board of directors (the “Board”) the authority to determine the number of directors on the Board. Finally, the Majority Stockholders approved by written consent the Stock Option Plan and Compensation Plan for Non-Employee Directors of China BAK Battery, Inc. An Information Statement under Section 14(c) of the Securities Exchange Act of 1934, as amended (the “Information Statement”), which included information relating to the foregoing actions, was sent to our stockholders on or about April 22, 2006. The foregoing actions became effective on May 12, 2006, the twentieth calendar day after the mailing of the Information Statement.

Item 6. Exhibits.

Number	Description
3.1	Articles of Incorporation of the Registrant

3.2	Bylaws of the Registrant

10.1	China BAK Battery, Inc. Stock Option Plan

10.2	China BAK Battery, Inc. Compensation Plan for Non-Employee Directors

10.3	Form of Indemnification Agreement with the Registrant’s directors

10.4	Employment Agreement between the Registrant and Xiangqian Li

10.5	Form of Employment Agreement between the Registrant and other executive officers

10.6	Comprehensive Credit Facility Agreement, dated as of April 21, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank

10.7	Guaranty Contract of Maximum Amount, dated as of April 21, 2006, by and between BAK International Limited and Shuibei Branch, Shenzhen Commercial Bank

10.8	Individual Guaranty Contract of Maximum Amount, dated as of April 21, 2006, by and between Xiangqian Li and Shuibei Branch, Shenzhen Commercial Bank

10.9	Pledge Contract of Maximum Amount, dated as of May 8, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank

10.10	Comprehensive Credit Facilities Agreement, dated as of April 5, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank

10.11	Guaranty Contract of Maximum Amount, dated as of April 5, 2006, by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank

10.12	Pledge Contract of Maximum Amount, dated as of April 5, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank

10.13	Pledge Contract of Maximum Amount, dated as of April 5, 2006, by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank

10.14	Mortgage Contract of Maximum Amount, dated as of April 5, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank

10.15	Contract of Limit for Discount of Commercial Acceptance Draft, dated as of April 29, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank

10.16	Pledge Contract of Maximum Amount, dated as of April 29, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank

14.1	Code of Business Conduct and Ethics of the Registrant

31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2006	CHINA BAK BATTERY, INC.

	By:	/s/ Li Xiangqian
Li Xiangqian, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Han Yongbin
Han Yongbin, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)