Form 10-K
period 2006-09-30
CHINA BAK BATTERY INC
filed 2006-12-08
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _______

COMMISSION FILE NUMBER: 001-32898

China BAK Battery, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0442833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

BAK Industrial Park,
No. 1 BAK Street
Kuichong Town, Longgang District
Shenzhen
People’s Republic of China
(86-755) 8977-0093
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.001 per share	The NASDAQ Global Market

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the 26,825,286 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $268.3 million as of March 31, 2006, based on the last sale price of the registrant’s common stock on such date of $10.0 per share, as reported by The Nasdaq Stock Market, Inc.  There were a total of 48,885,896 shares of the registrant’s common stock outstanding as of November 15, 2006.

Documents Incorporated by Reference:
None

CHINA BAK BATTERY, INC.

FORM 10-K
For the Fiscal Year Ended September 30, 2006

Introductory Comment—Terminology

          Throughout this Annual Report on Form 10-K, or this Report, the terms “we,” “us” or “our” refers to China BAK Battery, Inc. and its subsidiaries; “BAK International” refers to our Hong Kong subsidiary, BAK International, Ltd.; “Shenzhen BAK” refers to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.; “BAK Electronics” refers to our PRC subsidiary, BAK Electronics (Shenzhen) Co., Ltd.; “China” or “PRC” refers to the People’s Republic of China, excluding for the purposes of this Report only, Taiwan, Hong Kong and Macau; “RMB” or “Renminbi” refers to the legal currency of China; and “$” or “U.S. dollars” refers to the legal currency of the United States.

Introductory Comment—Forward-Looking Statements

          Statements contained in this Report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	our limited operating history in developing, manufacturing and selling of lithium-based rechargeable battery cells;

•	our ability to keep up with rapidly changing technologies and evolving industry standards;

•	our dependence on the growth in demand for the portable electronic devices that are powered by our products;

•	our ability to diversify our product offering and capture new market opportunities;

•	our ability to manage the expansion of our business operations effectively;

•	our ability to fund our operations and manage our substantial short-term indebtedness;

•	uncertainties with respect to the PRC legal and regulatory environment.

•	our ability to maintain cost leadership; and

•	our ability to acquire land use rights to our facilities.

          Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in Item 1A. “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

Item 1. Business

Overview

          We are one of the largest manufacturers of rechargeable lithium-based battery cells in China and the world, as measured by production output. We produce battery cells that are the principal component of rechargeable batteries commonly used to power the following applications:

•	cellular phones—customer segments include original equipment manufacturing, or OEM, customers and replacement battery manufacturers;

•	notebook computers;

•	cordless power tools; and

•	portable consumer electronics, such as digital media cameras, portable media players, portable gaming devices and personal digital assistants, or PDAs.

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

          To meet the growing demand for our products and to capture new opportunities, we have recently substantially increased our production capacity from approximately 22 million units per month as at September 30, 2005 to approximately 25 million units per month as at September 30, 2006. We have also expanded our product offerings by adding three new product lines:

•

High-power, lithium-phosphate cells for use in cordless power tools. We began commercial production of lithium-phosphate cells in October 2005 for use in cordless power tools of Black & Decker, a leading power tools manufacturer.

•

Lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, Bluetooth headsets, digital medial players and digital audio players. We began commercial production of lithium polymer cells in September 2005.

•	Cylindrical lithium-ion cells for use in notebook computers. We began commercial production of cylindrical cells for notebook computers in June 2006 using our new semi-automated production lines.

          Our operations have grown since our inception in August 2001. We generated revenues of $63.7 million, $101.9 million and $143.8 million in the years ended September 30, 2004, 2005 and 2006, respectively, and net income of $7.8 million, $13.5 million and $20.2 million during the same periods, respectively.

Our Industry

          The lithium-ion battery was first introduced by Sony Corporation in 1992 and has since become the battery of choice for a wide range of portable consumer electronic applications because of its high energy density, high voltage, compact size, light weight and excellent energy retention characteristics. The advantages of lithium-based battery over the traditional nickel cadmium and nickel metal hydride batteries have resulted in a significant increase of its share in the global rechargeable battery market. Demand for lithium-based batteries grows in tandem with consumer electronics products powered by lithium-based batteries, such as cellular phones, notebook computers and other portable electronic devices. In addition, as a result of technological advancements in recent years, the lithium-based battery is being used in increasingly more powerful and diverse applications. Lithium-based batteries are now being used in emerging industrial applications such as power tools, electric vehicles and hybrid electric vehicles. The lithium-based battery market is dominated by manufacturers located in Japan, South Korea and China. China’s battery industry continues to grow and capture market share in the global battery manufacturing industry as both domestic and international battery manufacturers increase their manufacturing presence in the PRC. China has a number of key advantages in battery manufacturing that are expected to continue to drive this growth, including low costs, proximity to the consumer electronics supply chain, proximity to end-users and a developing R&D infrastructure. Chinese manufacturers are becoming increasingly competitive as they have significantly benefited and will continue to benefit from these advantages.

Rechargeable Batteries—Introduction

          A battery is a portable electrochemical system that releases stored electrical energy. The battery industry has experienced significant growth in recent years as a result of increased global demand for portable electronic applications. The higher power requirements and small size of these devices have also driven steady progress in battery technology.

          The battery industry can be broadly divided into non-rechargeable (or primary) and rechargeable (or secondary) segments. Rechargeable batteries have increased their share of the overall battery market as they have become more cost and time efficient for use over sustained periods. They also help address environmental concerns over disposal of non-rechargeable batteries.

          The four mainstream chemistries currently used in rechargeable batteries for portable electronics are nickel cadmium, nickel metal hydride, lithium-ion, and lithium polymer. The characteristics of each of these battery types are as follows:

	Nickel Cadmium	Nickel Metal Hydride	Lithium-Ion	Lithium Polymer

Commercial introduction	1899	1990	1992	1999

Energy Density	Low	Medium	High	High

Max Voltage Per Cell	1.2	1.2	3.6	3.6

Memory Effect	Yes	Minimal	No	No

Environmental Impact	High	Low	Low	Low

Core Application Usage	Toys Lights Power tools Cordless phones	Hybrid vehicles Power tools	Cellular phones Portable consumer electronics (1) Notebook Computers Power tools	Small scale portable electronics (2) Headsets

(1) Portable consumer electronics include portable media players and portable gaming devices.
(2) Small scale portable consumer electronics include portable audio players and PDAs.

Lithium-Based Rechargeable Batteries

          Lithium in its metal form has long been known to be a highly attractive battery material due to its light weight and high electromagnetic potential. However, as a result of chemical instability, lithium metal batteries have not been commercially developed. Instead, various lithium-based compounds have been introduced. As portable electronic devices integrate enhanced multi-media features while remaining compact and light-weight, they require improved battery performance at reduced size and weight. Rechargeable lithium-based battery cells, compared to rechargeable battery cells based on nickel cadmium or nickel metal hydride chemistries, have a higher energy density, meaning a greater energy capacity relative to a given battery cell’s weight and size. Furthermore, lithium-based battery cells are able to generate approximately three times the voltage of nickel-based cells, thereby reducing the number of cells needed in a battery pack, leading to a reduction in the weight and size of the pack. These characteristics will enable a portable electronic device to integrate more features and operate for a longer time while remaining slim and light, increasing its portability. Lithium-based battery cells also have other favorable characteristics such as no memory effect and a slow loss of charge when not in use. Key sub-categories of lithium-based batteries include:

•

Lithium-ion.   Although slightly lower in energy density than lithium metal, lithium-ion is safe and maintains many of the attractive chemical characteristics of lithium. The lithium-ion battery was first developed by Sony Corporation in 1992. Latest development efforts are looking at new Lithium compounds. Lithium phosphate is a promising example which has recently been put into commercial usage within the power tool market by A123 Systems, Inc., or A123 Systems, and Black & Decker. A lithium-ion battery cell consists of a lithium cobalt positive electrode, a graphite negative electrode, an electrolyte, lithium salt and separators. Both electrodes have a layered structure. When charging, lithium-ions come out from the positive electrode and move to the negative electrode through electrolytes deposited between the layers of the graphite negative electrode. When discharging, the reaction process is reversed.

•

Lithium Polymer.  First introduced in 1999, Lithium polymer has similar performance to lithium-ion but uses a polymer gel as the electrolyte. This enables a more flexible and smaller form factor, although at higher unit cost. Lithium polymer battery cells share many characteristics of lithium-ion battery cells and provide similar performance. Since lithium polymer cells can be made in a thin and pouch-like case, thereby eliminating the need for a metal container, they offer further reduction in weight and size, as well as, more importantly, flexibility for design and physical configuration. These distinct characteristics have made lithium polymer cells suitable for ultra-thin portable electronic devices, such as high-end cellular phones, Bluetooth headsets and PDAs.

          Due to their high energy density and capacity, high voltage, compact size, light weight, lack of memory effect and excellent energy retention characteristics, use of lithium-based batteries has risen significantly in portable electronic products. As the cost/power ratio of lithium-based batteries continues to improve, it is expected that its usage will also extend into other applications.

Key Rechargeable Battery Applications

          End-product applications which are driving the demand for rechargeable lithium-based batteries include cellular phones, notebook computers, portable consumer electronics and power tools.

Cellular phones

          Cellular phone battery cells currently use a mixture of nickel metal hydride, lithium-ion and lithium polymer. The trend in newer models is towards lithium-based batteries as they allow smaller and more flexible form factor and longer battery life.

          Demand for batteries for cellular phones is driven by two factors. The first is the sales of new cellular phones. An OEM of cellular phones includes a battery with a new cellular phone. There is also a replacement market for cellular phone batteries. Demand in the replacement market is in turn driven by a number of factors. Often a consumer will purchase a second battery to carry as a spare. In addition, lithium-ion batteries have a finite life, so over time consumers will need to purchase a battery to replace the failed battery in their phone. As the number of active cellular phone subscribers increases, the number of replacement batteries sold increases. A market characteristic unique to the Chinese cellular phone market is that cell phones are often sold and resold during their useful life. Over time these cell phones require a replacement battery. Our customers for cellular phone battery cells fall into two segments:

•

OEM: The OEMs manufacture mobile phone handsets. They purchase batteries to support their production of new cellular phones. They also purchase batteries to serve the replacement market which they sell under their own brand name.

•

Independent Battery Manufacturers: These third party manufacturers compete against the OEM for a share of the replacement market. They typically sell their products under their own brand name or a private label.

Notebook computer

          Notebook computer sales are forecast to grow further in coming years due to increasingly mobile workforces and the improved power and functionality of notebook computers. Due to their substantial power requirements and larger size relative to other portable electronic devices, notebook computers have in the past typically utilized nickel metal hydride batteries. However, over the last ten years, lithium based batteries have almost completely replaced nickel metal hydride batteries due to the increasing power of lithium based batteries and demand for smaller lighter notebook computers. We believe that we are the largest notebook computer battery cell manufacturer in China and that there currently no other significant Chinese manufacturers in the notebook computer battery market.

Power tools

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

Portable Consumer Electronics

          This category includes digital audio players (such as MP3 players), digital still cameras, digital video cameras, portable DVD players, PDAs, BlackBerry devices, portable gaming systems and Bluetooth devices. There is a rapid trend to use lithium-based batteries in portable consumer electronics (both rechargeable and non-rechargeable) due to a desire for smaller, longer lasting devices.

Battery Manufacturing in China

          China’s battery industry has historically focused on lower-end batteries, with Japan and Korea providing the technical innovation and producing higher-end and rechargeable batteries. However, we believe that as the Chinese government continues to support battery makers in terms of financial backing and research, China’s R&D and manufacturing capabilities will become more developed.

          China’s market share of the full breadth of battery production is expected to increase. China has a number of benefits in battery manufacturing which are expected to drive this growth:

•	Low costs. Relative to Japan and Korea, China has significantly lower cost of labor as well as easy access to bulk raw materials and land

•	Proximity to electronics supply chain. Electronics manufacturing in general continues to shift to China, giving China based manufacturers a further cost and cycle time advantage

•

Proximity to end-markets.  China’s domestic market for portable applications such as cellular phones and portable audio-visual equipment continues to grow rapidly. Proximity to end-market further consolidates the cost and cycle time advantages for China manufacturers.

•

Developing R&D infrastructure.  China has focused in recent years on building its research, development and engineering skill base in all aspects of higher end manufacturing, including batteries. For example, lithium-ion and lithium polymer batteries are both part of China’s tenth five-year development plan which allocates state resources to provide financial assistance to companies engaged in the business of developing and manufacturing batteries, to fund the research and development of new battery material and to assist patent applications and the protection of intellectual property.

Our Competitive Strengths

          We believe that the following competitive strengths enable us to compete effectively in, and to capitalize on the growth of, the global lithium-ion battery market:

Strong focus on lithium-based batteries and core competency in lithium-ion battery technology

          Since our inception in August 2001, we have focused on the research, development and manufacture of lithium-based battery cells. Through this experience, we have been exposed to a rapidly growing market and have developed a core competency in lithium-ion battery technology that enables us to enhance our product quality, reduce cost, and keep up with evolving industry standards. Our cells are used in branded cellular phone batteries of companies such as Lenovo and Haier, testifying to our competency in core technologies. Although our production to date has been largely for cellular phone prismatic batteries, we have also been able to develop other lithium-based battery cells, such as lithium-ion cylindrical cells, lithium-phosphate cells and lithium polymer cells, to capture new market opportunities, such as those for notebook computers and cordless power tools. As of September 30, 2006, we had 83 patents registered in the PRC relating to battery cell materials, design and manufacturing process, and also had 192 pending patent applications filed in PRC and 10 in other countries.

Strong R&D capabilities

          We place a strong emphasis on R&D, particularly on technological innovation and the development of new battery cell materials and products. We have established a dedicated R&D center equipped with equipment that we believe to be the most advanced in China. Our R&D team consists of 237 researchers and scientists, led by Dr. Huanyu Mao, our chief operating officer and chief technology officer, who has pioneered and is a veteran of the lithium-ion industry since its commercialization in 1992. Dr. Mao was the inventor under seven U.S. patents related to lithium-ion technology.

          As an example of our R&D efforts in battery cell materials, we have successfully developed the technology to use substitute materials to reduce the amount of lithium cobalt dioxide used in the manufacture of lithium-based cells. Lithium cobalt dioxide is the most expensive ingredient currently required to make lithium-based cells because cobalt is not renewable.

Economies of scale

          We are one of the largest manufacturers of lithium-ion battery cells in China and the world, as measured by production output. As of September 30, 2006, our production capacity reached approximately 25 million units of battery cells per month. We believe our economies of scale have made us a preferred customer for our suppliers, enabling us to compete effectively in an increasingly price-sensitive market through (i) a higher bargaining power to secure a supply of materials and equipment at a lower cost, and (ii) a larger base for spreading out our fixed cost allocation.

China-based, low-cost manufacturing model

          We conduct all of our manufacturing activities in Shenzhen, China. Our access to China’s abundant supply of skilled and low-cost labor, as well as our ability to source raw materials, equipment, land and manufacturing facilities locally and economically, has considerably lowered our operating cost and expenses as a percentage of revenues. Because our products are not subject to any customs duty as compared to those imported from our Japanese and Korean competitors, we believe we enjoy a cost advantage in the domestic market for customers in China’s electronics manufacturing base.

Optimal use of automation in production process

          We selectively use automation in our manufacturing process to ensure a high uniformity and precision in our products while maintaining our cost-competitive advantage. As a fully automated production line is very expensive, we tailor our semi-automated solution based on stages of the manufacturing process and product attributes. We use automated machinery in key stages of the manufacturing process while using manual labor for other stages to take advantage of the availability of low-cost, skilled labor in China. We believe this considerably reduces our capital expenditure requirements. For example, we use automated machinery in manufacturing our cylindrical battery cells because cylindrical battery cells designed for use in notebook computers require higher uniformity and precision that can only be achieved by use of automation.

Experienced management team with proven technology and operational record

          We have an experienced management team. Mr. Xiangqian Li, our president and chief executive officer and the chairman of our board, has vast experience in the battery industry. Mr. Li has been instrumental in helping us achieve our current market position. Dr. Huanyu Mao, our chief operating officer and chief technology officer, is a pioneer in lithium-ion battery technology since the introduction of lithium-ion batteries in 1992 and was the inventor under seven U.S. patents related to lithium-ion technology. He has led our in-house R&D team in making significant progress in technology innovations and improvements, product development, and optimizing the use of battery cell materials.

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

•

OEM Cellular Phones.  We are already the market leader in China’s cellular phone replacement battery market. We have also successfully penetrated into the domestic cellular phone OEM market by becoming a designated battery cell supplier for leading local cellular phone brand owners, such as Lenovo, Bird, Konka and Haier. We are currently actively pursuing OEM qualifications from international brand owners such as Nokia and Motorola.

•

Notebook Computers.  In April 2006, we began trial production of cylindrical battery cells used in notebook computers for a few battery pack manufacturers and began commercial production of cylindrical cells in June 2006. Our goal is to become a leading China-based notebook computer battery- cell supplier. We are actively pursuing OEM qualification with leading global brand names and leading notebook computer battery manufacturers.

•

Power Tools.  Currently, we are the only supplier of lithium-phosphate cells for 36-volt high-power batteries to A123 Systems, an emerging leader in high-power lithium battery technology. A123 Systems applies this technology to design and produce next-generation, high-power batteries used in cordless power tools. Future applications may include medical devices and hybrid electric vehicles. We have begun shipments of these products to A123 Systems for use in to Black & Decker’s DeWalt line of professional cordless power tools.

•

Ultra-portable electronic devices.   In September 2005, we began commercial production of lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, Bluetooth headsets, digital media players and digital audio players. We are actively seeking market opportunities for our lithium polymer cells.

Increase manufacturing capacity by leveraging our existing infrastructure, access to low-cost local resources and proximity to supply chain and electronics manufacturing base

          We intend to capitalize on robust growing demands for lithium-based battery by leveraging our access to low-cost local resources and our proximity to electronics supply chain and manufacturing base to further expand our manufacturing capacity. As of September 30, 2006, we had approximately 111,000 square meter manufacturing facilities. To meet the strong market demands as well as to capture new application markets, we plan to significantly increase our daily production output of cylindrical cells for notebook computers, high-power lithium-phosphate cells for cordless power tools, and lithium polymer cells for high-end electronic devices such as ultra-thin and light cellular phones and Bluetooth headsets. We intend to increase our production output of prismatic cells, particularly aluminum-case cells for the cellular phone battery OEM market.

Our Corporate Structure and Information

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

          Our principal executive offices are located at BAK Industrial Park, No. 1 BAK Street, Kuichong Town, Longgang District, Shenzhen, 518119, People’s Republic of China. Our telephone number there is (86-755) 8977-0093.

          All inquiries should be directed to us at the address and telephone number of our principal executive offices set forth above. Our website address is www.bak.com.cn . The information contained on our website does not form part of this Report.

Our Products

          We develop and manufacture various types of lithium-based rechargeable battery cells, which are the key component of lithium-based batteries used in a wide range of portable electronic applications. Since lithium-based batteries were first commercialized in early 1990s, they have become the battery of choice for portable electronic devices because of their unique and favorable characteristics. The following table provides a summary of our battery cell offerings and their corresponding end applications:

Battery Cell Type	End applications(1)

Prismatic	Cellular phone(1)
(steel-case or aluminum-case)	Camcorder(2)
MP3/MP4 player(1-2)
Digital camera(1)

Cylindrical	Notebook computer(6-8)
Camcorder(2)

Lithium polymer	Cellular phone(1)
MP3/MP4 player(1)
Digital camera(2)
Bluetooth headset(1)

High-power	Power tool (6-10)
lithium-phosphate

(1)	Bracketed number denotes number of cells per particular battery.

          Historically, we derived most of our revenues from prismatic cells. As we expand our production capacity and add new product lines in response to evolving market demands, we have derived and will continue to derive an increasingly greater portion of our revenues from our new product lines. The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Year Ended September 30,

	2004			2005		2006

	(in thousands, except percentages)
Prismatic cells
Steel-case cells	$37,966		59.6%	$56,965	55.9%	$64,299	44.7%
Aluminum-case cells	13,082		20.5	23,721	23.3	49,514	34.4
Battery packs	12,436		19.5	20,169	19.8	9,843	6.8
Cylindrical cells (1)	262		0.4	1,051	1.0	608	0.4
High-power lithium-phosphate cells	—		—	—	—	18,537	12.9
Lithium polymer cells	—	(2)	—	16	— (2)	1,028	0.8

Total	$63,746		100.0%	$101,922	100.0%	$143,829	100.0%

(1)	These refer to cylindrical cells produced using primarily a manual manufacturing process that were sold for use with portable DVD players.
(2)	Less than 0.1%

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

Cylindrical Cells

          Cylindrical cells are generally used for notebook computers, portable DVD players and camcorders. We target our cylindrical cells for the notebook computer market. One notebook computer battery typically contains at least a group of six cylindrical cells working together in a coordinated manner, so the failure of only one cell will affect the performance of the entire battery. Accordingly, cylindrical cells for notebook computers require a higher uniformity than prismatic cells. We had previously produced a small number of cylindrical cells for batteries of portable DVD players. In 2003, we commenced R&D of cylindrical cells designed for notebook computers and in April 2006, we began trial production of a small volume of cylindrical cells. We began commercial production of cylindrical cells in June 2006. We are actively pursuing OEM business opportunities.

High-power Lithium-phosphate Cells

          The use of new materials have enabled the configuration of high-power lithium-phosphate cells to contain much higher energy density and higher voltage and have longer life cycle and shorter charge time than other types of lithium-based batteries. These special attributes, coupled with intrinsic safety features, are suitable for batteries used for cordless power tools. In early 2005, we formed a close cooperative relationship with A123 Systems, an emerging leader in high-power lithium battery technology. We use key materials provided by A123 Systems to manufacture high-power cells for A123 Systems for use in Black & Decker’s DeWalt line of cordless power tools. The cordless power tool market is dominated by batteries with power of 18 volts or less. A123 Systems’ high-power batteries contain 10 lithium-phosphate cells giving an aggregate power of 36 volts. We believe this voltage is the highest in the market and will be able to power larger and heavier tools. In the first quarter of calendar 2006, we began our first shipment of high-power lithium-phosphate battery cells.

Lithium Polymer Cells

          In September 2005, we began producing and shipping lithium polymer battery cells. Our lithium polymer cells do not have a hard metal casing but rather a flexible, pouch-like container, thereby enabling flexible designs and customizations. Lithium polymer cells have expanded our reach to high-end cellular phones, Bluetooth headsets and PDAs such as iPod and BlackBerry devices, and will also allow us to capture the growth opportunities presented by new electronic applications.

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

          Prior to shipping battery cells to our customers, the battery cells will undergo an aging process, thorough inspections to ensure the cells meet the high quality control standards.

          Since August 2004, we have been implementing the TPM, or Total Productive Maintenance, program, which involves a newly defined concept for maintaining plants and equipment. The goal of the TPM program is to markedly increase production while, at the same time, increasing employee morale and job satisfaction. Since November 2005, we also began implementing the 5S Philosophy developed in Japan. Based on Japanese words that begin with the letter “S,” the 5S Philosophy focuses on effective work place organization and standardized work procedures. 5S is intended to simplify our work environment, reduce waste and non-value activity while improving quality efficiency and safety.

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

          For the last few years, we have been expanding our manufacturing capacity to meet the growing market demand for our products. As the increasingly intense competition in our industry has driven down the per unit profit margins of our products, we strive to continue investing heavily in our manufacturing infrastructure to further increase our manufacturing capacity, enabling us to lower the per unit cost of our products and thereby maintaining our expected level of profitability as a whole.

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

          As of September 30, 2006, our key raw material suppliers were as follows:

Materials	Main Suppliers

Case and caps	Roofer Group Company, Yijinli technology company Shenzhen Tongli Precision Stamping Products Co., Ltd.

Cathode materials	CITIC Guoan, Hunan Shanshan New Material

Anode materials	Shanghai Shan Shan, Changsha graphite; Btr Energy Materials Co., Ltd.

Aluminum foil	Aluminum Corporation of America, Shanghai

Copper foil	Huizhou United Copper Foi

Electrolyte	Zhangjiagang Guotai-Huarong New Chemical Materials Co., Ltd.

Separator	Ube Industries, ENTEK, CELGARD

          We source our manufacturing equipment both locally and from overseas, based on consideration of their cost and function. As of September 30, 2006, we purchased our key equipment from the following suppliers:

Instruments	Main Suppliers

Coating machine	Beijing 706 Factory / Hirano Tecseed Co., Ltd.

Mixer	Beijing 706 Factory

Press machine	SevenStar Huachuang

Ultrasonic spot welding machine	Zhenjiang Tianhua Machinery and Electrical Co., Ltd.

Laser seam welder	Wuhan Chutian Laser Group

Vacuum oven	Jiangshu Wujiang Songling

Winding machine	Kaido Manufacturing Co., Ltd.

Slitting machine	Nishimura Mfg. Co., Ltd.

Electrolyte filling machine	BAK (internally developed) / Canon Machinery Corporation

Aging equipment	Guangzhou Qingtian Industrial Co., Ltd.

Testing and sorting equipment	Guangzhou Qingtian Industrial Co., Ltd.; Guangzhou Bule-key Electronic Industry Co., Ltd.

Customers

          Prismatic Cells.    Our customers for prismatic cells used for cellular phones in the replacement market are local leading battery pack manufacturers, including

•	Desay Power Technology Co., Ltd.,

•	Roofer Technology (Shenzhen) Co., Ltd.

•	SCUD (Fujian) Electronics Co., Ltd.

•	Shenzhen Yalitong Electronics Co., Ltd.,

•	Shenzhen Chaolitong Electronics Co., Ltd.

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

          Cylindrical Cells.    We are capable of mass producing cylindrical cells used for notebook computers. Recently, we began shipping a small number of our cylindrical cells to a few small pack manufacturers in Taiwan. We are actively pursuing OEM qualifications with leading notebook computer manufacturers.

          High-power Lithium-phosphate.    Currently, we sell our high-power lithium-phosphate cells to A123 Systems, an emerging leader in high-power lithium battery technology.

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

	Year Ended September 30,

Region	2004		2005		2006

	(in thousands, except percentages)
PRC Mainland	$43,358	68.0%	$72,352	71.0	$96,670	67.2%
United States of America	—	—	—	—	18,641	13.0
Hong Kong, China	10,517	16.5	17,535	17.2	17,221	12.0
The Republic of Turkey	6,344	10.0	7,650	7.5	4,623	3.2
Others(1)	3,527	5.5	4,385	4.3	6,674	4.6

Total Revenues	$63,746	100.0%	$101,922	100.0%	$143,829	100.0%

(1)	Includes Taiwan, the Middle East, Italy, Germany and India.

          For our international sales, we sell our products directly to distributors, as well as pack manufacturers in these countries and territories. If we receive orders from distributors for batteries rather than cells, we engage pack manufacturers to assemble our cells into batteries for a fee, and then arrange to deliver the batteries to fulfill the orders

          A small number of prismatic cell customers have historically accounted for a substantial portion of our revenue. In the year ended September 30, 2006, sales to A123 Systems and SCUD (Fujian) Electronics Co., Ltd. accounted for 12.9% and 9.3% of our revenue, respectively. In the same period, our top five and top ten customers in aggregate contributed to approximately 42.3% and 58.1% of our revenue, respectively. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period.

Sales and Marketing

          We have built an extensive sales and service network in China, highlighted by our strong presence in China’s economically prosperous coastal regions where we generated a significant portion of our sales. We have representative offices in Beijing, Shanghai, Guangzhou, Qingdao, Fuzhou, Quanzhou, Dalian and Xiamen targeting our key customers. Our marketing department at the headquarters is responsible for our marketing efforts in PRC, and our sales staff in these representative offices conduct sales and provide post-sales services to brand owners and pack manufacturers in each designated area. We offer different price incentives to encourage large-volume and long-term customers. We have distribution offices in Taiwan, India and Germany where our sales representatives market and sell our products and also provide after-sale service. We aim to add additional representative offices in Middle East, Canada, Korea and South America. As we expand our business, our sales and marketing staff has increased to more than one hundred, most of whom are professional sales persons and technicians.

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

Competition

          We face intense competition from battery cell makers in China, as well as in Korea and Japan in respect of each of our product types. The following table sets forth our major competitors based on product type:

Product Type	Competitors

Prismatic	Japan:	Sanyo Group, Sony Corporation, Matsushita Electric Works, Ltd, NEC Corporation, Hitachi, Ltd;
	Korea:	LG Group, Samsung Electronics Co., Ltd, GS Group
	China:	BYD Company Limited, Tianjin Lishen Battery Joint-stock Co., Ltd, Harbin Coslight Technology International Group Co., Ltd

Cylindrical	Japan:	Sanyo Group, Sony Corporation, Matsushita Electric Works
	Korea:	LG Group, Samsung Electronics Co., Ltd.

High-power lithium-phosphate	Japan:	Sanyo Group, Sony Corporation
	Canada:	E-one Moli Energy (Canada) Limited

Lithium polymer	Japan:	Sanyo Group, Sony Corporation
	China:	Amperex Technology Limited

          We believe that we are able to leverage our low-cost advantage to compete favorably with our competitors. Compared to Korean and Japanese cell makers, we are able to source our needs for skilled labor and raw materials locally and economically. Our substantially expanded production capacity has translated into greater purchasing power, thereby helping us negotiate lower purchase price for materials. Furthermore, our strong proprietary technologies and use of a combination of manual labor and automation at the key stages of the manufacturing process enable us to enhance our production efficiency, resulting in further reduction in the cost, while ensuring high-uniformity and high-quality standards.

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

          Our in-house R&D team consists of 237 researchers and scientists, led by Dr. Mao, our chief operating officer and chief technology officer, who pioneered core technologies in lithium-ion batteries since their introduction in 1992 and was the inventor under seven U.S. patents related to lithium-ion technology. Our strong R&D capabilities have enabled us to obtain various government-sponsored R&D grants. We have been accredited as a “new and high-technology company” in Shenzhen, entitling us to enjoy preferential tax treatments and other government incentive grants and subsidies. Furthermore, we have established strong cooperation with a number of reputable research institutes and science and technology universities in China, allowing us to capitalize on their R&D results economically.

Employees

          We had a total of 6,362, 6,970 and 8,468 employees as of September 30, 2004, September 30, 2005 and September 30, 2006, respectively. We have developed a strong company culture that encourages individual thinking and creativity, continual self-improvement and strong commitment to provide high-quality products to our customers.

Facilities

          See Item 2. “Properties.”

Intellectual Property

          We rely on a combination of patents, trade secrets, patents and employee non-disclosure and confidentiality agreements to protect our intellectual property rights. As of September 30, 2006, we had registered 27 trademarks in PRC, including BAK in both English and written in Chinese characters as well as our logo. Some of our trademarks are also registered in the United States, European Union, Korea, Russia, Taiwan and Hong Kong. We have registered the following Internet and WAP domain name www.bak.com.cn. As of September 30, 2006, we have registered 83 patents in the PRC relating to battery cell materials, design and manufacturing process, and we had 192 pending patent applications filed in the PRC and 10 in other countries.

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

Environmental Compliance

          As we conduct our manufacturing activities in China, we are subject to the requirements of PRC environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. We aim to comply with environmental laws and regulations and have passed ISO14001 certification for environmental system. We have built environmental treatment facilities concurrently with construction of our manufacturing facilities, where waste air, waste water and waste solids we generate can be treated in accordance with the relevant requirements. We also outsource disposal of solid waste we generate to a third party contractor. Certain key materials used in the manufacturing, such as cobalt dioxide, electrolyte and separators, have proven innocuous to worker’s health and safety as well as environment. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental laws and regulations. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

PRC Government Regulations

Environmental Regulations

          The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

Patent Protection in China

          The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

•	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

•	Paris Convention for the Protection of Industrial Property (March 19, 1985);

•	Patent Cooperation Treaty (January 1, 1994); and

•	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

          Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

          The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

          The Patent Law covers three kinds of patents, i.e., patents for inventions, utility models and designs respectively. The Chinese patent system adopts the principle of first to file. This means that, where more than one people file patent applications for the same invention, a patent can only be granted to the people who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

          PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One rather broad exception to this, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. SIPO, however, has not granted any compulsory license up to now. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court.

          PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $62,500.

Tax

          Under applicable income tax laws and regulations, an enterprise located in Shenzhen, including the district where our operations are located, is subject to a 15% enterprise income tax. Further, according to PRC laws and regulations, foreign invested manufacturing enterprises are entitled to, starting from their first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Our PRC subsidiaries, Shenzhen BAK and BAK Electronics, are entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 7.5% for the following three years. As such, for the first two years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK is subject to enterprise income tax rate of 7.5%. BAK Electronic, established in August 2005, is eligible for the same preferential tax treatment applicable to Shenzhen BAK and currently is exempt from any enterprise income tax.

          In addition, due to additional capital invested in Shenzhen BAK in both 2005 and 2006, Shenzhen BAK was granted a preferential enterprise income tax rate of 3.309% and 1.7% in calendar year 2005 and 2006, respectively.

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

          Pursuant to the Provisional Regulation of China on Value Added Tax and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or borne. Our imported raw materials that are used for manufacturing export products and are deposited in bonded warehouses are exempt from import VAT.

Foreign Currency Exchange

          Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

          Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Item 1A. Risk Factors

Risks Related to Our Business

Our limited operating history may not serve as an adequate basis to evaluate our future prospects and results of operations.

          We have a limited operating history. We are engaged in the business of developing, manufacturing and selling of lithium-based rechargeable battery cells used for a wide range of portable electronic applications. We were established in Shenzhen, China in August 2001 and commenced operations in June 2002. Our limited operating history may not provide a meaningful basis for an investor to evaluate our business, financial performance and prospects. We may not be able to:

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

          We have derived a major portion of revenues to date from sales of our lithium-ion battery cells for the cellular phone battery replacement market. While we intend to diversify our revenue sources by expanding to the global cellular phone OEM market, notebook computers and high-power electrical tool markets, we expect that sales of battery cells used for the cellular phone battery replacement market will continue to comprise a significant portion of our revenues in the near future. Accordingly, any decrease in the demand for our battery cells in the replacement market resulting from success of competing products, slower than expected growth of sales in the replacement market or other adverse developments relating to the replacement market may materially and adversely affect our business and cause our overall revenue to decline. In addition, our expansion to the global cellular phone battery OEM market and other markets may not increase our revenue to a level that would enable us to materially reduce our dependence on sales of battery cells for the cellular phone replacement market.

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

          As we expand to the battery markets for global OEM cellular phones, notebook computers and other portable electronic devices, our future success depends on whether end application manufacturers are willing to use batteries that incorporate our products. To secure acceptance of our products, we must constantly develop and introduce more reliable and cost-effective battery cells with enhanced functionality to meet evolving industry standards. Our failure to gain acceptance of our products from these manufactures could materially and adversely affect our future success.

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

          Our quarterly operating results have fluctuated in the past and will likely fluctuate in the future. The demand for our products is driven largely by demand for the end applications that are powered by our products. Accordingly, the rechargeable battery industry is affected by market conditions that are often outside our control. Our results of operations may fluctuate significantly from period to period due to a number of factors, including seasonal variations in consumer demand for batteries and their end applications, capacity ramp up by competitors, industry-wide technological changes, the loss of a key customer and the postponement, rescheduling or cancellation of large orders by a key customer. As a result of these factors and other risks discussed in this section, period-to-period comparisons should not be relied upon to predict our future performance.

Our failure to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in our loss of market share to our competitors.

          The lithium-based battery market is characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our products obsolete or unmarketable. Our ability to adapt to evolving industry standards and anticipate future standards will be a significant factor in maintaining and improving our competitive position and our prospects for growth. To achieve this goal, we have invested and plan to continue investing significant financial resources in our R&D infrastructure. R&D activities, however, are inherently uncertain, and we might encounter practical difficulties in commercializing our research results. Accordingly, our significant investment in our R&D infrastructure may not bear fruit. On the other hand, our competitors may improve their technologies or even achieve technological breakthroughs that would render our products obsolete or less marketable. Therefore, our failure to effectively keep up with the rapidly technological changes and evolving industry standards by introducing new and enhanced products may cause us to lose our market share and to suffer a decrease in our revenue.

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

We did not have effective internal control over financial reporting as of September 30, 2006 due to material weaknesses, which relate primarily to the disclosure and presentation of financial information under generally accepted accounting principles in the United States, or U.S. GAAP. We have restated our consolidated financial statements three times. We can make no assurances that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

          In the course of the Securities and Exchange Commission, or SEC, review of registration statements on Form SB-2 (File Nos. 333-122209 and 333-130247), we restated our consolidated balance sheet as of September 30, 2004, our consolidated statements of income and comprehensive income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the fiscal year ended September 30, 2004, and also extended or modified certain notes to these consolidated financial statements.  This restatement arose out of accounting errors relating to (1) misclassification of cash transactions, (2) incorrect charging to our statements of income and comprehensive income and comprehensive income for fiscal 2003 and 2004 for deficit attributable to 1,152,456 shares outstanding prior to our reverse acquisition on January 20, 2005, and (3) incorrect presentation of depreciation expenses in the statement of income and comprehensive income. The restatement resulted in an increase in net cash from financing activities, a decrease in the number of common stock outstanding and a corresponding increase in paid-in capital, and a decrease in gross profit for the fiscal year ended September 30, 2004 by $1,635,971, or approximately 11%.

          In the course of the SEC review of the registration statements referred to above, we determined that beginning with fiscal quarter ended December 31, 2005, we would no longer be considered a “small business issuer.” We restated our consolidated balance sheet as of December 31, 2005, our consolidated statement of income and comprehensive income and our consolidated statement of cash flows for the three months ended December 31, 2005 to reflect the prospective adoption of Statement of Financial Accounting Standards, or SFAS, No. 123 (Reivsed 2004), “Share-Based Payment,” or SFAS 123R, relating to the accounting for stock-based compensation commencing in the first quarter of our fiscal year ending September 30, 2006. Pursuant to the restatement, we incurred an incremental share-based compensation expense of $711,512 in the quarter ended December 31, 2005. This restatement resulted in, among other things, a decrease in gross profit and net income per share for the first quarter of our fiscal year 2006.

          As reported in the current report on Form 8-K filed with the SEC on August 4, 2006, we changed our independent registered public accounting firm from Schwartz Levitsky Feldman LLP to KPMG. We engaged KPMG on May 15, 2006 to audit our financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the course of the audit, KPMG notified our accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction relating to: (1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses; (2) the incorrect charging to shareholders’ equity for fiscal year 2005 of the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income; (3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation of the applicable PRC laws; (4) the understatement of our accumulated foreign-currency translation adjustment for fiscal 2005 included in comprehensive income and overstatement of our additional paid-in capital due to a calculation error during consolidation; (5) other misstatements identified, which were individually not material, including amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items, and (6) the consequential understatements or overstatements of income tax expenses. The net restatement adjustments resulted in an increase in our net income and earnings per share in the relevant periods. For more detailed descriptions, see Item 9A. “Controls and Procedures.”

          Our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 covered by Management’s Report on Internal Control over Financial Reporting. We have identified the following material weaknesses as of September 30, 2006:

•

We did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.  Additionally, our senior management lacked an adequate level of accounting knowledge, experience and training in the application of U.S. GAAP, and did not implement adequate supervisory review to ensure that the consolidated financial statements were prepared in conformity with U.S. GAAP. The lack of a sufficient complement of personnel with a level of accounting knowledge, experience and training contributed to each of the material weaknesses discussed below;

•

We did not maintain effective controls over accounting for capitalization of interest costs, and the related recognition of property, plant and equipment and depreciation expense. Specifically, we did not have effective controls to ensure that capitalized interest costs for qualifying assets and related depreciation expense were properly determined.  This material weakness resulted in the understatement of the related property, plant and equipment, construction in progress and depreciation expense and an overstatement of interest expense, which required us to restate, in August 2006, our previously issued consolidated financial statements as of September 30, 2004 and 2005, and for each of the three years ended September 30, 2005, and the interim condensed consolidated financial information for each of the quarters ended March 31, 2005, June 30, 2005, December 31, 2005, and March 31, 2006.  This material weakness also resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2006, which was initially identified by our auditor and subsequently corrected by our management;

•

We did not maintain effective controls over accounting for deferred taxes under U.S. GAAP.  Specifically, we did not have effective controls over the identification and measurement of differences between the respective tax and financial reporting bases of certain assets and liabilities and the determination of the applicable income tax rate to ensure that deferred taxes were accurately presented in our consolidated financial statements.  This material weakness resulted in the understatement of both deferred tax assets and deferred tax liabilities and errors in income tax expense which required us to restate, in August 2006, our previously issued consolidated financial statements as of September 30, 2004 and 2005, and for each of the three years ended September 30, 2005, and the interim condensed consolidated financial information for each of the quarters ended March 31, 2005, June 30, 2005, December 31, 2005, and March 31, 2006.  This material weakness also resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2006, which was initially identified by our auditor and subsequently corrected by our management;

•

We did not maintain effective controls over accounting for the share-based compensation. Specifically, we did not have effective controls to determine the accounting for cancellation and replacement of certain option grants and the classification of the associated share-based compensation expense in the consolidated statement of income and comprehensive income.  This material weakness resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2006, which was initially identified by our auditor and subsequently corrected by our management;

•

We did not maintain effective controls over the calculation of earnings per share in accordance with SFAS No. 128 “Earnings per Share.” Specifically, we did not have effective controls to accurately and completely identify dilutive instruments in the calculation of diluted earnings per share.  This material weakness resulted in errors in the diluted weighted average number of ordinary shares which required us to restate, in August 2006, our previously issued consolidated financial statements as of September 30, 2004 and 2005, and for each of the three years ended September 30, 2005, and the interim condensed consolidated financial information for each of the quarters ended March 31, 2005, June 30, 2005, December 31, 2005, and March 31, 2006.  This material weakness also resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2006, which was initially identified by our auditor and subsequently corrected by our management;

•

We did not maintain effective controls over the accounting for the complete and accurate recognition of construction in progress assets.  Specifically, we did not have effective controls over the process for initiating, authorizing, recording and processing journal entries related to recognition of construction in progress assets.  This material weakness resulted in more than a remote likelihood that a material misstatement to our annual or interim consolidated financial statements would not be prevented or detected; and

•

We did not maintain effective controls over the accounting for construction in progress assets and the determination of depreciation expense when the assets are ready for their intended use.  Specifically, we did not have effective controls to track and assess the ready-for-intended-use status of the construction in progress assets to ensure construction in progress assets being transferred to property, plant and equipment and the related commencement of depreciation expense was in accordance with U.S. GAAP.  This material weakness resulted in more than a remote likelihood that a material misstatement to our annual or interim consolidated financial statements would not be prevented or detected.

          See Item 9A. “Controls and Procedures” for a more detailed discussion of these material weaknesses.

          We can make no assurances that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in our financial statements that could result in another restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, results of operations and the trading price of our common stock.

          We are subject to the reporting obligations under the U.S. securities laws. The SEC, under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on such companies’ internal control over financial reporting in their annual reports that contain an assessment by management of the effectiveness of their internal control over financial reporting at a reasonable assurance level. In addition, an independent registered public accounting firm for a public company must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. These requirements first apply to us in connection with this Report for the fiscal year ended September 30, 2006. Management’s report on internal control over financial reporting is set out in Item 9A “Controls and Procedures.”

          Management has determined that, as of the fiscal year ended September 30, 2006, the seven material weaknesses as described in Item 9A. “Controls and Procedures,” resulted from material weaknesses in our internal control over financial reporting. To remediate these material weaknesses, which relate primarily to the disclosure and presentation of financial information in accordance with U.S. GAAP, we have been taken and will continue to take a number of remediation measures, as described in Item 9A. “Controls and Procedures.” However, we can make no assurances that we can fully remediate all our material weaknesses or address additional material weaknesses or significant deficiencies that may subsequently arise by the year end date of fiscal year 2007, so that our management can conclude that we will have an effective internal control over financial reporting as of September 30, 2007. If we cannot implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, our registered independent public accounting firm may not be able to provide a written attestation as to the effectiveness of our internal controls over financial reporting, in which event, our registered independent public accounting firm may issue a disclaimer of their audit opinion. Our failure to achieve and maintain effective internal control over financial reporting may result in sanctions or investigations by regulatory authorities, such as the SEC, and loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act of 2002.

We became a public company through our acquisition by a non-operating public shell company, where we were the accounting acquirer and assumed all liabilities of our predecessor entity.

           Our January 2005 share exchange with Medina Coffee, Inc. was accounted for as a reverse acquisition in which Shenzhen BAK was deemed to be the accounting acquirer and Medina Coffee, which was originally incorporated in 1999, was deemed to be the legal acquirer. Accordingly, we have assumed all the liabilities of Medina Coffee. Medina Coffee was incorporated for the purposes of engaging in the retail coffee business and at the time of the share exchange, Medina Coffee had no substantial operations, assets or liabilities. We cannot guarantee that we will not become subject to any liabilities related to the conduct by Medina Coffee of its business prior to its acquisition by us that may subsequently arise.

We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

          We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 34.5%, 39.9% and 42.3% of our revenues in the years ended September 30, 2004, 2005 and 2006, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

          In addition, according to the terms set out in certain credit facility agreement, if our monthly revenue for any given month is 10% lower than the monthly revenue for the corresponding month of the preceding year, the outstanding loans under this credit facility, including interests and penalties thereunder, will accelerate and become immediately due and payable.

We do not have long-term purchase commitments from our customers, which may result in significant uncertainties and volatility with respect to our revenue from period to period.

          We do not have long-term purchase commitments from our customers and the term of our sales contracts with our customers is typically one year. Furthermore, these contracts leave certain major terms such as price and quantity of products open to be determined in each purchase order. These contracts also allow parties to re-adjust the contract price for substantial changes in market conditions. As a result, if our customers hold stronger bargaining power than us or the market conditions are in their favor, we may not be able to enjoy the price downside protection or upside gain. Furthermore, our customers may decide not to continue placing purchase orders with us in the future at the same level as in prior periods. As a result, our results of operations may vary from period to period and may fluctuate significantly in the future.

We may not be able to accurately plan our production based on our sales contracts, which may result in excess product inventory or product shortages.

          Our sales contracts typically provide for a non-binding, three-month forecast on the quantity of products that our customers may purchase from us. We typically have only a 15-day lead time to manufacture products to meet our customers’ requirements once our customers place orders with us. To meet the short delivery deadline, we generally make significant decisions on our production level and timing, procurement, facility requirements, personnel needs and other resources requirements based on our estimate in light of this forecast, our past dealings with such customers, market conditions and other relevant factors. Our customers’ final purchase orders may not be consistent with our estimates. If the final purchase orders substantially differ from our estimates, we may have excess product inventory or product shortages. Excess product inventory could result in unprofitable sales or write-offs as our products are susceptible to obsolescence and price declines. Producing additional products to make up for any product shortages within a short time frame may be difficult, making us unable to fill out the purchase orders. In either case, our results of operation would fluctuate from period to period.

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

          The market for battery cells used for portable electronic devices such as cellular phones is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in decline in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from manufacturers of traditional rechargeable battery cells, such as nickel-cadmium batteries, from manufacturers of rechargeable battery cells of more recent technologies, such as nickel-metal hydride and liquid electrolyte, other manufacturers of lithium-ion battery cells, as well as from companies engaged in the development of batteries incorporating new technologies. Other manufacturers of lithium-ion battery cells currently include Sanyo Electric Co., Sony Corporation, Matsushita Electric Industrial Co., Ltd. (Panasonic), GS Group, NEC Corporation, Hitachi Ltd., LG Chemical Ltd., Samsung Electronics Co., Ltd., BYD Co. Ltd., Tianjin Lishen Battery Joint Stock Co., Ltd., Henan Huanyu Group and Harbin Coslight Technology International Group Co., Ltd.

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

          Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our chief executive office and president, Mr. Xiangqian Li, and our chief operating officer and chief technical officer, Dr. Huanyu Mao. If one or more of our senior executives are unable or unwilling to continue to work for us in their present positions, we may have to spend a considerable amount of time and costs in searching, recruiting and integrating the replacements into our operations, which would substantially divert our management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. Moreover, if any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our executive officers and us, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside, in light of the uncertainties with China’s legal system.

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

          As is customary in the industry in the PRC, we extend relatively long payment terms and provide generous return policies to our customers. As a result of the size of many of our orders, these extended terms may adversely affect our cash flow and our ability to fund our operations out of our operating cash flow. In addition, although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

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

          In the years ended September 30, 2005 and 2006, we derived 29.0% and 32.8% respectively of our sales from outside the PRC. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

We are subject to a patent infringement lawsuit in the United States involving our production of battery cells for A123 Systems for use in cordless power tools. If the court holds against us, we may be required to pay monetary damages, terminate our production of the cells, or pay royalties to continue the production. This would in turn materially adversely affect our ability to execute our growth strategy, revenues and business prospects.

          On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against us. The plaintiffs alleged that by manufacturing rechargeable lithium cells for A123 Systems for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker, we have infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs seek injunctive relief and damages in an unspecified amount. A123 Systems, Inc., Black & Decker Corporation and Black & Decker (U.S.) Inc. have also been named as co-defendants in this lawsuit. The court has not ruled on this lawsuit. We understand that this lawsuit is a countersuit against A123 Systems, which filed a claim against Hydro-Quebec in the United States District Court of Massachusetts in April 2006. In that suit, A123 Systems sought declaratory relief that the two said U.S. patents are invalid and that A123 Systems is not infringing either of these two patents.

          If the court holds against us, we may be required to pay plaintiffs substantial monetary damages, terminate our existing production of cells manufactured for A123 Systems used in Black & Decker power tools, or pay royalties to continue the production. Furthermore, if A123 System is found liable for the infringement, it may not be able to continue its cooperation with us at all or on terms and conditions acceptable to us, which in turn would adversely affect our ability to execute our strategy to expand our production to cells for power tools and capture high-margin businesses. Accordingly, our revenues and business prospects would be materially adversely affected. In addition, regardless of the final outcome of the lawsuit, we may incur substantial costs and our management resource and attention to our business would be diverted.

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

          We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality agreements to protect our intellectual property rights. As of September 30, 2006, we owned 83 registered patents in China and had 192 pending patent applications in China. We had 27 registered trademarks in China that cover various categories of goods and services. Some of our trademarks, such as BAK, are also registered trademarks in the United States, European Union, Korea, Russia, Taiwan and Hong Kong. We can make no assurances that all the pending patent applications will result in issue of patents or, if issued, that it will sufficiently protect our intellectual property rights. Implementation of PRC intellectual property-related laws has historically been lax, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may not be adequate to prevent unauthorized use of our intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us any royalties. Though we are not currently involved in any litigation with respect to intellectual property, we may need to enforce our intellectual property rights through litigation.

We do not hold land use right for our BAK Industrial Park where our facilities are located, nor did we obtain the required construction and zoning permits for our manufacturing facilities and other related facilities situated on the land.

          We do not hold the land use right to the tract of property on which we have constructed our new manufacturing facilities and other related facilities. Under relevant PRC laws and regulations, because we do not have the land use right for the underlying land, we were not eligible to apply for the required construction or zoning permits for the facilities we later built on the land, including our manufacturing facilities, and therefore we are not deemed to be the rightful owner for all these facilities. While we have been actively negotiating with the Shenzhen municipal government with a view to resolving this issue, we may not be able to purchase the land use right to the underlying land from the Shenzhen municipal government on commercially reasonable terms, or if at all. Even if we manage to acquire the land use right, we can make no assurances that we will not be subject to any fine or other penalty for our past non-compliance with construction and zoning requirements. If we are unsuccessful in acquiring the land use right, we could be forced to halt our production, vacate our current premises, and lose all of our facilities situated on the land without any compensation, which would adversely and materially affect our business, results of operations and our financial condition.

Compliance with environmental regulations can be expensive, and our failure to comply with these regulations may result in adverse publicity and a material adverse effect on our business.

          As a manufacturer, we are subject to various PRC environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the PRC environmental legal regime is evolving and becoming more stringent. Therefore, if the PRC government imposes more stringent regulations in the future, we will have to incur additional substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in material aspects, we may suffer from negative publicity and may be required to pay substantial fines, suspend or even cease operations. Failure to comply with PRC environmental laws and regulations may materially and adversely affect our business, financial condition and results of operations.

We have significant short-term debt obligations, which mature in less than one year. Failure to extend those maturities of, or to refinance, that debt could result in defaults, and in certain instances, foreclosures on our assets.

          At September 30, 2006, we had $67.9 million of short-term loans and $29.2 million of bills payable maturing in less than one year, a substantial portion of which is secured by certain of our assets that amounted to $29.4 million. Our inventory, machinery and equipment worth $16.4 million secured the short-term bank loans, and our deposits worth $13.0 million secured the bills payable. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

We have limited insurance coverage against damages or loss we might suffer.

          The insurance industry in China is still in an early stage of development and business interruption insurance available in China offers limited coverage compared to that offered in many developed countries. We do not carry business interruption insurance and therefore any business disruption or natural disaster could result in substantial damages or losses to us. In addition, there are certain types of losses (such as losses from forces of nature) that are generally not insured because they are either uninsurable or because insurance cannot be obtained on commercially reasonable terms. Should an uninsured loss or a loss in excess of insured limits occur, our business could be materially adversely affected. Further, we have not been able to insure any of our manufacturing facilities since we have not yet received the applicable land use rights certificate. If we were to suffer any losses or damages to our manufacturing facilities, our business, financial condition and results of operations will be materially and adversely affected.

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

          While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. We cannot predict the future direction of economic reforms or the effects of such measures may have on our business, financial condition or results of operations.

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

          According to relevant PRC laws and regulations, an enterprise located in Shenzhen including the district where we are currently located is subject to a 15% enterprise income tax. According to PRC laws and regulations on foreign invested enterprises, a foreign invested manufacturing enterprise is entitled to, starting from its first profitable year, a two-year exemption from its enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Our PRC subsidiaries, Shenzhen BAK and BAK Electronics, are each entitled to a two-year exemption from enterprise income tax from its first profitable year, and a reduced enterprise income tax rate of 7.5% for the following three years. As such, for the first two years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK is subject to enterprise income tax rate of 7.5%.  BAK Electronics, established in August 2005, is currently in its tax holiday because it had no assessable profit in fiscal year 2006.

          In addition, due to the additional capital invested in Shenzhen BAK both in 2005 and 2006, Shenzhen BAK was granted a preferential tax rate of 3.309% and 1.7% in calendar year 2005 and 2006, respectively.

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

We rely on dividends and other distribution on equity paid by our subsidiaries for our cash needs.

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

Governmental control of currency conversion may affect our ability to satisfy our non-RMB obligations.

          The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Fluctuation in the value of the RMB may result in foreign currency translation losses or in increased costs to us.

          The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 4.5% appreciation of the RMB against the U.S. dollar between July 21, 2005 and September 30, 2006. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. Our revenues and costs are mostly denominated in the RMB, and a significant portion of our financial assets are also denominated in RMB. We rely entirely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on common stock in U.S. dollars. For example, an appreciation of the RMB against the U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into the RMB for such purposes. An appreciation of the RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into the RMB, as the RMB is our reporting currency.

Recent PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability and limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us, or otherwise adversely affect us.

          SAFE issued a public notice in October 2005 requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC residents that are stockholders of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. Our current beneficial owners who are PRC residents have registered with the local SAFE branch as required under the SAFE notice. The failure of these beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to our company or otherwise adversely affect our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

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

An outbreak of a pandemic avian influenza, SARS or other contagious disease may have an adverse effect on the economies of certain Asian countries and may adversely affect our results of operations.

          During the past three years, large parts of Asia experienced unprecedented outbreaks of avian influenza caused by the H5N1 virus which, according to a report of the World Health Organization, or WHO, in 2004, “moved the world closer than any time since 1968 to an influenza pandemic with high morbidity, excess mortality and social and economic disruption.” Currently, no fully effective avian flu vaccines have been developed and there is evidence that the H5N1 virus is evolving and an effective vaccine may not be discovered in time to protect against the potential avian flu pandemic. In the first half of 2003, certain countries in Asia experienced an outbreak of severe acute respiratory syndrome, or SARS, a highly contagious form of atypical pneumonia, which seriously interrupted the economic activities and the demand for goods plummeted in the affected regions. An outbreak of avian flu, SARS or other contagious disease or the measures taken by the governments of affected countries against such potential outbreaks, may seriously interrupt our production operations or those of our suppliers and customers, which may have a material adverse effect on our results of operations. The perception that an outbreak of avian flu, SARS or other contagious disease may occur again may also have an adverse effect on the economic conditions of countries in Asia.

Our production facilities are subject to risks of power shortages.

          Many cities and provinces in the PRC have suffered serious power shortages since the second quarter of 2004. Many of the regional grids do not have sufficient power generating capacity to fully satisfy the increased demand for electricity driven by continual economic growth and persistent hot weather. Local governments have recently required local factories to temporarily shut down their operations or reduce their daily operational hours in order to reduce local power consumption levels. To date, our operations have not been affected by those administrative measures. However, there is a risk that our operations may be affected by those administrative measures in the future, thereby causing material production disruption and delay in delivery schedule. In such event, our business, results of operation and financial conditions could be materially adversely affected. We do not have any back-up power generation system. Although we have not experienced any power outages in the past, we may be adversely affected by any power outages in the future.

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

Our directors and executive officers, collectively, own approximately 45.1% of our outstanding common stock and may be able to control our management and affairs.

          As of September 30, 2006, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 45.1% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

Provisions in our articles of incorporation and bylaws could entrench our board of directors and prevent a change in control.

          Our articles of incorporation provide that at the request of at least 10% of our shares entitled to vote, we need to call a special meeting of stockholders. In addition, our bylaws (i) allow vacancies in the board of directors to be filled by a majority of the remaining directors, though less than a quorum, (ii) provide that no contract or transaction between us and one or more of our directors or officers is void if certain criteria are met, and (iii) provide that our bylaws may be amended or appealed at any meeting of the board of directors at which a quorum is present, by the affirmative vote of a majority of the directors present at such meeting. Collectively, these provisions may have the effect of entrenching our existing board members, discouraging or preventing a transaction including a change in control transaction where such transaction would be beneficial to our stockholders.

We are obligated to indemnify our officers and directors for certain losses they suffer.

          To the fullest extent permitted by Chapter 78 of the Nevada Revised Statues, we may, if and to the extent authorized by our board of directors, indemnify our officers and any other persons who we have power to indemnify against liability, reasonable expense or other matter whatsoever. If we are required to indemnify any persons under this policy, we may have to pay indemnity in a substantial amount which we may be unable to recover at all.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

          In the past, we had leased office space and manufacturing facilities from unrelated third parties. We currently conduct all of our operations in BAK Industrial Park, located in Shenzhen, China. As of September 30, 2006, BAK Industrial Park had a total completed construction area of approximately 174,784 square meters, including approximately 110,663 square meters of manufacturing facilities.

          We anticipate finishing a major portion of BAK Industrial Park by the end of calendar year 2007. We believe that our existing facilities have met our current business needs and, together with additional facilities currently under construction, will meet the needs of our expanded operations.

          The following table sets forth the breakdown of our facilities as of September 30, 2006 based on use and product type:

BAK Industrial Park	Usage	Area (m 2)

Completed facilities	Manufacturing
	Prismatic (steel-case)	27,776
	Prismatic (aluminum-case)	15,919
	Cylindrical	15,400
	Lithium polymer	6,944
	High-power lithium-phosphate	6,944
	R&D, and Administrative	18,593
	Warehousing	19,087
	Workers Dormitory	42,915
	Other facilities	21,206

	Sub-total	174,784

Facilities under construction	Manufacturing
	Prismatic (aluminum-case)	29,260
	Workers Dormitory	3,209
	Other facilities	10,925

	Sub-total	43,394

	Total	218,178

          We do not hold the land use right to the tract of property on which we have constructed our manufacturing facilities and other related facilities. According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced. An ownership certificate for our buildings built on the relevant land will be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained.

          We are constructing, and have completed part of the construction of, our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, which we understand does not have the authority to grant us the land use rights certificate. We have been actively negotiating with the Shenzhen municipal government with a view to resolving this issue. We can make no assurances that we will be able to acquire the land use right to the underlying land by purchasing the land use right from the Shenzhen municipal government on reasonable terms, or if at all.

          We believe that once we are granted the land use right certificate and related approvals are obtained, there should be no legal barriers for us to obtain an ownership certificate for our premises at the BAK Industrial Park. However, if we fail to obtain the land use right certificate relating to BAK Industrial Park and/or the government approvals required for the construction of BAK Industrial Park, there is the risk that the buildings constructed need to be vacated as illegitimate constructions. However, we believe that it is unlikely this risk will materialize.

          We do not currently insure our manufacturing facilities since we have not yet received our land use right certificate. We intend to procure such insurance once we have received the certificate.

Item 3. Legal Proceedings

          Except as described below, we are not a party to any legal proceedings, nor are we aware of any threatened or contemplated proceedings which are expected to result in a material adverse effect on our business financial position, or result of operation.

          On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against us. The plaintiffs alleged that by manufacturing rechargeable lithium cells for A123 Systems for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker, we have infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs seek injunctive relief and damages in an unspecified amount. A123 Systems, Inc., Black & Decker Corporation and Black & Decker (U.S.) Inc. have also been named as co-defendants in this lawsuit. The court has not ruled on this lawsuit. We understand that this lawsuit is a countersuit against A123 Systems, which filed a claim against Hydro-Quebec in the United States District Court of Massachusetts in April 2006. In that suit, A123 Systems sought declaratory relief that the two said U.S. patents are invalid and that A123 Systems is not infringing either of these two patents.

          If the case proceeds to a final judgment and we are found liable, there may be a judgment against us for substantial monetary damages, as well as injunctive relief that would require us to terminate the production of cells manufactured for A123 Systems and used in Black & Decker power tools or to pay royalties to the plaintiffs to continue production. Such a judgment could have a materially adverse effect on our ability to execute our growth strategy and to enhance our revenues and business prospects. Further, regardless of the final outcome of the case, we may incur substantial costs and diversion of management resources.

          We are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form SB-2 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in September 2005. Under the registration rights agreement, if a registration statement filed pursuant thereto ceases to be effective after its effective date to cover the resale of the shares for more than 30 trading days, while the relevant shares could not be put back to us, we would be liable to pay partial liquidated damages equal to 1.0% of the aggregate investment amount paid by those selling shareholders for the shares, and on each monthly anniversary thereafter until the default is cured, an additional 1.5% on a daily pro-rata basis. On August 15, 2006, the SEC declared effective a post-effective amendment we filed on August 4, 2006 to terminate the effectiveness of the resale registration statement on Form SB-2 that included the resale of the shares held by those selling shareholders. On October 11, 2006, we filed a registration statement on Form S-1 that covers resales of the shares held by those shareholders, which was declared to be effective on October 19, 2006.  Because the interval from August 15, 2006 to October 19, 2006 exceeds 30 trading days, those selling shareholders will be eligible for the liquidated damages of $487,946 from us based on the formula specified in the registration rights agreement. The liquidated damage of $290,575, which was incurred before September 30, 2006, has been charged to our statement of income and comprehensive income of fiscal year 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of our security holders during the fiscal year covered by this report through solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information for Our Common Stock

          Since May 31, 2006, our common stock has been listed on the Nasdaq Global Market under the symbol “CBAK.” Prior to that date, our common stock had been quoted on the Over-the-Counter Bulletin Board under the symbol “CBBT.” On November 15, 2006, the last reported sales price of our common stock on the Nasdaq Global Market was $7.28 per share.

          The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the Over-the-Counter Bulletin Board and the Nasdaq Global Market, as adjusted for all previously effected stock splits. These prices do not include retail markup, markdown or commission and may not represent actual transactions.

	Common Stock

Quarter Ended	High	Low

Fiscal 2005
December 31, 2004	$3.50	$1.25
March 31, 2005	$7.30	$2.80
June 30, 2005	$8.50	$5.00
September 30, 2005	$7.75	$6.54
Fiscal 2006
December 31, 2005	$11.10	$5.60
March 31, 2006	$12.50	$7.80
June 30, 2006	$10.75	$8.18

          In reviewing the foregoing table, it should be noted that the exchange of stock by which we acquired our current operations occurred on January 20, 2005.

          The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock on the Nasdaq Global Market.

	Common Stock

Quarter Ended	High	Low

Fiscal 2006
June 30, 2006	$10.75	$8.18
September 30, 2006	$8.80	$4.24

Holders of Our Common Stock

          As of November 15, 2006, there were 48,885,896 shares of our common stock outstanding.  As of November 15, 2006, we had approximately 58 record holders of our capital stock and approximately 1,900 beneficial owners of our common stock.

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

          Our board of directors has discretion on whether to pay dividends unless the distribution would render us unable to repay our debts as they become due, as provided in Chapter 78.288 of the Nevada Revised Statutes. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

          See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

          The following information is furnished with regard to all securities sold by the registrant during the year ended September 30, 2006 that were not registered under the Securities Act.

          On May 12, 2006, the registrant issued 15,000 restricted shares of common stock to Messrs. Richard B. Goodner, Joseph R. Mannes and Jay J. Shi as compensation for their service as independent directors.

Item 6.  Selected Financial Data

Selected Consolidated Financial Data

           The selected consolidated statement of income and comprehensive income data for the years ended September 30, 2004, 2005 and 2006 and the selected consolidated balance sheet data as of September 30, 2005 and 2006 are derived from our audited consolidated financial statements included elsewhere in this Report.

           The selected consolidated balance sheet data as of September 30, 2004, and the selected consolidated financial data for the year ended September 30, 2003, are derived from our audited consolidated financial statements not included in this Report.  The selected consolidated financial data for the year ended September 30, 2002 is derived from our unaudited consolidated financial statements that are not included in this Report.

          Through a share exchange on January 20, 2005, we acquired 100% of BAK International, which owns 100% of Shenzhen BAK. We accounted for this share exchange as a reverse acquisition and succeeded to and are considered to be a continuation of Shenzhen BAK’s operations for the purpose of our financial statement presentation.

           The following selected consolidated historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of September 30,

	2002		2003		2004		2005	2006(3)

	(Unaudited)
	(in thousands, except per share data)
Consolidated Statement of Income and Comprehensive Income Data
Net Revenues	$2,957		$20,045		$63,746		$101,922	$143,829
Cost of revenues	2,359		14,534		50,294		76,047	104, 196

Gross profit	598		5,511		13,452		25,875	39,633
Operating expenses	298		1,698		4,679		10,391	17,061

Operating income	300		3,813		8,773		15,484	22,572
Finance costs, net	(—	) (1)	121		454		845	1,888
Gain on trading securities	—		—		—		—	279
Other (revenue) expense	(412)		3		10		490	205
Income taxes	—		(15)		507		652	593

Net income	$712		$3,704		$7,802		$13,497	$20,165

Other comprehensive (loss) income – Foreign currency translation adjustment	$—		(—	)(1)	(—	)(1)	1,005	2,443

Comprehensive income	$712		3,704		7,802		14,502	22,608

Net Income per share Data (2)
Basic	0.02		$0.12		$0.25		$0.35	$0.41
Diluted	0.02		$0.12		$0.25		$0.35	$0.41
Weighted average number of shares
Basic	31,226		31,226		31,226		38,289	48,880
Diluted	31,226		31,226		31,226		38,409	48,913

(1)	Less than $1,000.
(2)

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if currently outstanding securities or other contracts to issue shares were exercised or converted into shares.

(3)

Prior to October 1, 2005, we applied the intrinsic-value method for stock-based award accounting, under which compensation expense is recorded only if on measurement day, which is generally the date of grant, the market price exceeded the exercise price. No stock-based compensation costs were recognized in fiscal year 2005. We adopted SFAS 123R commencing on October 1, 2005 using the modified prospective approval. Therefore, share-based compensation costs of $4.3 million are recognized in fiscal year 2006.

	As of September 30,

	2002	2003	2004	2005	2006

	(Unaudited)
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$93	$671	$3,212	$33,056	$21,100
Pledged deposits	—	821	7,120	19,392	12,972
Trade accounts receivable, net	1,346	6,758	21,018	43,864	64,332
Inventories	1,086	7,994	29,536	21,696	47,389
Property, plant and equipment, net	634	4,881	41,706	65,751	109,406

Total assets	4,589	22,807	109,155	189,486	259,655

Total current liabilities	2,675	17,189	88,650	98,944	145,722
Short-term bank loans	362	3,479	29,116	39,545	67,900
Long-term borrowings	—	—	—	—	—

Total liabilities	2,675	17,189	88,725	99,177	146,027
Total stockholders’ equity	1,914	5,618	20,430	90,309	113,628

Total liabilities and owners’ equity	$4,589	$22,807	$109,155	$189,486	$259,655

	Year Ended September 30,

	2002	2003	2004	2005	2006

	(Unaudited)
	(in thousands, except percentage)
Other Consolidated Financial Data
Gross margin (1)	20.2%	27.5%	21.1%	25.4%	27.6%
Operating margin (2)	10.1%	19.0%	13.8%	15.2%	15.7%
Net margin (3)	24.1%	18.5%	12.2%	13.2%	14.0%
Capital expenditures	483	4,651	28,254	30,594	41,382
Depreciation and amortization	101	380	1,758	3,581	5,816
Net cash provided by/(used-in) operating activities	54	2,950	3,593	8,014	(5,685)
Net cash used in investing activities	483	4,669	28,300	30,596	41,416
Net cash provided by financing activities	$362	$2,296	$27,249	$52,363	$35,047

(1)	Gross margin represents gross profit divided by revenues.
(2)	Operating margin represents operating income divided by revenues.
(3)	Net margin represents net income divided by revenues.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Report. In addition to historical information, the following discussion contains certain forward-looking information. See “Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. See “ —Exchange Rates” below for information concerning the exchange rates at which Renminbi were converted to U.S. dollars at various pertinent dates and for pertinent periods. References in this Report to a particular “fiscal” year are to our fiscal year ended on September 30.

Overview

          We are one of the largest manufacturers of lithium-ion battery cells in China and the world, as measured by production output. Our battery cells are the principal component of rechargeable lithium-based batteries used to power the following applications:

•	cellular phones — customer segments include OEM and replacement battery manufacturers;

•	notebook computers;

•	cordless power tools; and

•	portable consumer electronics, such as digital media devices, portable media players, and PDAs.

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

          We have recently expanded our product offerings by adding three new product lines:

•

High-power, lithium-phosphate cells for use in cordless power tools. We began commercial production of lithium-phosphate cells in October 2005 for use in cordless power tools of Black & Decker, a leading power tools manufacturer.

•

Lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, Bluetooth headsets, digital medial players and digital audio players. We began commercial production of lithium polymer cells in September 2005.

•

Cylindrical lithium-ion cells for use in notebook computers. We began trial production of cylindrical cells in April 2006 and began commercial production in June 2006. Prior to this, we have been producing a limited number of cylindrical cells using primarily a manual manufacturing process. These cylindrical cells were primarily sold for use on portable DVD players.

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

          Cellular Phones.     Demand for batteries for cellular phones is driven by two factors. The first is the sales of new cellular phones. An OEM of cellular phones includes a battery with a new cellular phone. There is also a replacement market for cellular phone batteries. Demand in the replacement market is in turn driven by a number of factors. Often a consumer will purchase a second battery to carry as a spare. In addition, lithium-ion batteries have a finite life, so over time consumers will need to purchase a battery to replace the failed battery in their phone. As the number of active cellular phone subscribers increases, the number of replacement batteries sold increases. A market characteristic unique to the Chinese cellular phone market is that cell phones are often sold and resold during their useful life. Over time these cell phones require a replacement battery. Our customers for cellular phone battery cells fall into two segments:

          OEM.    The OEMs manufacture mobile phone handsets. They purchase batteries to support their production of new cellular phones. They also purchase batteries to serve the replacement market which they sell under their own brand name.

          Independent Battery Manufacturers.    These third party manufacturers compete against the OEM for a share of the replacement market. They typically sell their products under their own brand name or a private label.

          Notebook Computers.     Sales of notebook computers are driven by the increasing demand for mobile computing and the improved power and functionality of notebook computers. Lithium-based batteries have almost completely replaced nickel metal hydride batteries for notebook computers due to the increasing power of lithium-based batteries and demand for smaller lighter notebook computers.

          Power Tools.    Power tools such as drills, saws and grinders are used for both commercial and personal use. Due to high power requirements, many power tools have historically used small combustion engines, used heavier nickel metal hydride batteries or relied on external power sources. However, since the beginning of 2005, most major tool manufacturers, including Milwaukee, DeWalt/Black & Decker, Metabo, Ridgid and Bosch, have begun to use lithium-based battery packs, in particular lithium phosphate batteries, in their product lines. These manufacturers have taken advantage of both the increased power produced by lithium based batteries and the light weight of lithium based batteries by: (1) introducing more powerful products; (2) extending the life cycle of current products; or (3) decreasing the size of current products. The market for portable high-powered power tools is rapidly growing and has prompted many users, both commercial and personal, to replace or upgrade their current power tools.

          Portable Consumer Electronics.     This category includes digital audio players (such as MP3 players), digital still cameras, digital video cameras portable DVD players, PDAs, BlackBerry devices, portable gaming systems and Bluetooth devices. There is a rapid trend to use lithium based batteries in portable consumer electronics (both rechargeable and non-rechargeable) due to a desire for smaller, longer lasting devices.

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

Controls and Procedures

First Restatement

          In the course of the SEC review of registration statements on Form SB-2 (File Nos. 333-122209 and 333-130247), we restated on January 30, 2006, pursuant to Amendment No.1 to our annual report on Form 10-KSB for the fiscal year ended September 30, 2005, our consolidated balance sheet as of September 30, 2004, our consolidated statements of income and comprehensive income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the fiscal year ended September 30, 2004, and also extended or modified certain notes to these consolidated financial statements. This restatement arose out of accounting errors relating to (1) misclassification of cash transactions, (2) incorrect charging to our statements of income and comprehensive income and comprehensive income for fiscal 2003 and 2004 for deficit attributable to 1,152,456 shares outstanding prior to our reverse merger on January 20, 2005, and (3) incorrect presentation of depreciation expenses in the statement of income and comprehensive income. The restatement resulted in an increase in net cash from financing activities, a decrease in the amount of common stock outstanding and a corresponding increase in paid-in capital, and a decrease in gross profit for the fiscal year ended September 30, 2004 by $1,635,971, or approximately 11%.

Second Restatement

          In the course of the SEC review of the registration statements referred to above, we determined that beginning with fiscal quarter ended December 31, 2005, we would no longer be considered a “small business issuer.” We restated on March 29, 2006, pursuant to Amendment No.2 to our quarterly report on Form 10-Q for the quarter ended December 31, 2005, our consolidated balance sheet as of December 31, 2005, our consolidated statement of income and comprehensive income and our consolidated statement of cash flows for the three months ended December 31, 2005 to reflect the prospective adoption of SFAS 123R relating to the accounting for stock- based compensation commencing in the first quarter of our fiscal year ending September 30, 2006. Pursuant to the restatement, we recognized incremental share-based compensation expense of $711,512 in the quarter ended December 31, 2005. This restatement resulted in, among other things, a decrease in gross profit and net income per share for the first quarter of our fiscal year 2006.

Third Restatement

          As reported in the current report on Form 8-K filed with the SEC on August 4, 2006, we changed our independent registered public accounting firm from Schwartz Levitsky Feldman LLP to KPMG. We engaged KPMG on May 15, 2006 to audit our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the course of the audit, KPMG notified our accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction relating to: (1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses; (2) the incorrect charging to shareholders’ equity for fiscal year 2005 of the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income; (3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation of the applicable PRC laws; (4) the understatement of our accumulated foreign-currency translation adjustment for fiscal 2005 included in comprehensive income and overstatement of our additional paid-in capital due to a calculation error during consolidation; (5) other misstatements identified, which were individually not material, including amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items, and (6) the consequential understatements or overstatements of income tax expenses. The net restatement adjustments resulting from these accounting misstatements resulted in an increase in our net income and earnings per share for the fiscal years 2003, 2004 and 2005, respectively.

          Our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 covered by Management’s Report on Internal Control over Financial Reporting. We have identified the following material weaknesses as of September 30, 2006:

•

We did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.  Additionally, our senior management lacked an adequate level of accounting knowledge, experience and training in the application of U.S. GAAP, and did not implement adequate supervisory review to ensure that the consolidated financial statements were prepared in conformity with U.S. GAAP. The lack of a sufficient complement of personnel with a level of accounting knowledge, experience and training contributed to each of the material weaknesses discussed below;

•

We did not maintain effective controls over accounting for capitalization of interest costs, and the related recognition of property, plant and equipment and depreciation expense. Specifically, we did not have effective controls to ensure that capitalized interest costs for qualifying assets and related depreciation expense were properly determined.  This material weakness resulted in the understatement of the related property, plant and equipment, construction in progress and depreciation expense and an overstatement of interest expense, which required us to restate, in August 2006, our previously issued consolidated financial statements as of September 30, 2004 and 2005, and for each of the three years ended September 30, 2005, and the interim condensed consolidated financial information for each of the quarters ended March 31, 2005, June 30, 2005, December 31, 2005, and March 31, 2006.  This material weakness also resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2006, which was initially identified by our auditor and subsequently corrected by our management;

•

We did not maintain effective controls over accounting for deferred taxes under U.S. GAAP.  Specifically, we did not have effective controls over the identification and measurement of differences between the respective tax and financial reporting bases of certain assets and liabilities and the determination of the applicable income tax rate to ensure that deferred taxes were accurately presented in our consolidated financial statements.  This material weakness resulted in the understatement of both deferred tax assets and deferred tax liabilities and errors in income tax expense which required us to restate, in August 2006, our previously issued consolidated financial statements as of September 30, 2004 and 2005, and for each of the three years ended September 30, 2005, and the interim condensed consolidated financial information for each of the quarters ended March 31, 2005, June 30, 2005, December 31, 2005, and March 31, 2006.  This material weakness also resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2006, which was initially identified by our auditor and subsequently corrected by our management;

•

We did not maintain effective controls over accounting for the share-based compensation. Specifically, we did not have effective controls to determine the accounting for cancellation and replacement of certain option grants and the classification of the associated share-based compensation expense in the consolidated statement of income and comprehensive income.  This material weakness resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2006, which was initially identified by our auditor and subsequently corrected by our management;

•

We did not maintain effective controls over the calculation of earnings per share in accordance with SFAS No. 128 “Earnings per Share.” Specifically, we did not have effective controls to accurately and completely identify dilutive instruments in the calculation of diluted earnings per share.  This material weakness resulted in errors in the diluted weighted average number of ordinary shares which required us to restate, in August 2006, our previously issued consolidated financial statements as of September 30, 2004 and 2005, and for each of the three years ended September 30, 2005, and the interim condensed consolidated financial information for each of the quarters ended March 31, 2005, June 30, 2005, December 31, 2005, and March 31, 2006.  This material weakness also resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2006, which was initially identified by our auditor and subsequently corrected by our management;

•

We did not maintain effective controls over the accounting for the complete and accurate recognition of construction in progress assets.  Specifically, we did not have effective controls over the process for initiating, authorizing, recording and processing journal entries related to recognition of construction in progress assets.  This material weakness resulted in more than a remote likelihood that a material misstatement to our annual or interim consolidated financial statements would not be prevented or detected; and

•

We did not maintain effective controls over the accounting for construction in progress assets and the determination of depreciation expenses when the assets are ready for their intended use.  Specifically, we did not have effective controls to track and assess the ready-for-intended-use status of the construction in progress assets to ensure construction in progress assets being transferred to property, plant and equipment and the related commencement of depreciation expense was in accordance with U.S. GAAP.  This material weakness resulted in more than a remote likelihood that a material misstatement to our annual or interim consolidated financial statements would not be prevented or detected.

          See Item 9A. “Controls and Procedures” for a more detailed discussion of these material weaknesses.

Financial Statement Presentation

          Net revenues.    Our net revenues represent the invoiced value of our products sold, net of value added taxes, or VAT, sales returns, trade discounts and allowances. We are subject to VAT, which is levied on most of our products at the rate of 17% on the invoiced value of our products. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns represents our best estimate of the amount of goods that will be returned from our customers based on historical sales returns data.

          The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Year Ended September 30,

	2004	2005	2006

	(in thousands)
Prismatic cells
Steel-case cells	$37,966	$56,965	$64,299
Aluminum-case cells	13,082	23,721	49,514
Battery packs	12,436	20,169	9,843
Cylindrical cells	262	1,051	608
High-power lithium-phosphate cells	—	—	18,537
Lithium polymer cells	—	16	1,028

Total	63,746	101,922	143,829

          Our net revenues have increased significantly during fiscal 2004, 2005, and 2006, in part because of increased shipments as we ramped up our production capacity to meet customer demands for our products.

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

          While the selling prices of our products decreased during the years from 2004 to 2006 as our market strategy to capture more market shares as well as due to market competition, our gross profit, as a percentage of net revenues, increased from 21.1% in fiscal year 2004 to 25.4% in fiscal year 2005, and further increased to 27.6% in fiscal year 2006. This is mainly attributable to (1) the decrease in unit manufacturing costs as a result of scale of economy which outweighed the effect of decrease in selling prices; and (2) the introduction of new products with higher gross profit margins than average, such as battery packs in 2005 and high-power lithium-phosphate cells in 2006.

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

          General and Administrative.   General and administrative expenses consist primarily of employee remuneration, share-based compensation, professional fees, insurance, benefits, general office expenses, depreciation, liquidated damage charge and bad debt expenses.

          Gain on Trading Securities.   Gain on trading securities represents realized gain from purchases and sales of certain listed shares in open market of Hong Kong Stock Exchange.  These transactions were concluded by BAK International Limited, our Hong Kong subsidiary.  As of September 30, 2006, we and our subsidiary do not hold any equity or debt securities on hand for trading purpose.  We do not anticipate investment in trading securities to form an ongoing part of our treasury function.

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

          Our effective tax rates were 6.1%, 4.6% and 2.9% for the fiscal years ended September 30, 2004, 2005 and 2006, respectively.

Results of Operations

          The following sets forth certain of our income statement information for the years ended September 30, 2004, 2005 and 2006.

	Year Ended September 30,

	2004		2005		2006

	(in thousands, except percentages)
Consolidated Statement of Income and Comprehensive Income Data
Net revenues	$63,746	100.0%	$101,922	100.0%	$143,829	100%
Cost of revenues	50,294	78.9%	76,047	74.6%	104,196	72.4%

Gross profit	13,452	21.1%	25,875	25.4%	39,633	27.6%
Operating expenses:
Research and development costs	329	0.5%	542	0.5%	2,935	2.0%
Sales and marketing expenses	1,805	2.8%	3,855	3.8%	5,055	3.5%
General and administrative expenses	2,545	4.0%	5,994	5.9%	9,071	6.3%

Total operating expenses	4,679	7.3%	10,391	10.2%	17,061	11.9%

Operating income	8,773	13.8%	15,484	15.2%	22,572	15.7%
Finance costs	454	0.8%	845	0.9%	1,888	1.3%
Other expenses	10	— (1)	490	0.5%	205	0.1%
Gain on trading securities	—	—	—	—	279	0.2%
Income tax expenses (benefit)	507	0.8%	652	0.6%	593	0.4%

Net income	$7,802	12.2%	$13,497	13.2%	$20,165	14.0%

(1)	Less than 0.1%

Results of operations for the year ended September 30, 2006 as compared to the year ended September 30, 2005.

          Net Revenues.      Net revenues increased to $143.8 million for the year ended September 30, 2006 as compared to $101.9 million for same period of the prior year, an increase of $41.9 million or 41.1%.

•

Net revenues from the sales of steel-case cells increased to $64.3 million in the year ended September 30, 2006 from $57.0 million in the same period in 2005, an increase of $7.3 million or 12.8%, due to an increase in sales volume by 21.5%, as a result of higher demand in the replacement battery market in the PRC, which is offset by a decrease in average selling price by 7.1% primarily attributable to the pricing pressure in an increasingly competitive market.

•

Net revenues from the sales of aluminum-case cells increased to $49.5 million in the year ended September 30, 2006 from $23.7 million in the same period in 2005, an increase of $25.8 million or 108.9%, due to an increase in sales volume by 120.7% driven by increased sales in the OEM market as a result of dramatic growth of the PRC cellular phone market, and is offset by a decrease in the average selling price by 5.5% attributable to pricing pressure in a competitive market.

•

Net revenues from sales of battery packs decreased to $9.8 million in year ended September 30, 2006 from $20.2 million in the same period in 2005, due to both a decrease in sales volume by 15.1% and a decrease in average selling price by 42.5%. The decrease in average selling price is primarily attributable to the change of type of the battery packs.

•	We also sold $18.5 million of high-power lithium-ion cells and $1.0 million of lithium polymer cells in the year ended September 30, 2006, compared to nil in fiscal 2005.

          Cost of Revenues.    Cost of revenues increased to $104.2 million for the year ended September 30, 2006 as compared to $76.0 million for the same period in 2005, an increase of $28.2 million or 37.1%. The increase in cost of revenues was attributable to an increase in units of products sold offset by a decrease in unit costs for prismatic cells and for battery packs. The decrease in unit manufacturing costs is primarily the result of a decrease in the cost of main raw materials, an increase in efficiency in our use of raw materials and our manufacturing yields resulting from our improvement in process technology and an increase in production output giving us a larger base to spread out our fixed cost allocation. By product breakdown:

•	unit cost of revenue for steel-case cells, decreased by 8.2%;

•	unit cost of revenue for aluminum-case cells, decreased by 13.7%;

•	unit cost of manufacturing battery packs, decreased by 45.4%;

          In addition, share-based compensation cost of $282,000 was recorded in costs of revenues for the year ended September 30, 2006. There was no such share-based compensation cost recognized in 2005.

          As a result, gross profit for the year ended September 30, 2006 was $39.6 million or 27.6% of net revenues as compared to gross profit of $25.9 million or 25.4% of net revenues for the same period in 2005. The increase in gross profit, as a percentage of net revenues, was primarily due to (1) the increase in gross profit, as a percentage of net revenues, for prismatic cells, resulting from a decrease in the unit manufacturing costs for prismatic cells due to economies of scale which outweighed the effect of decrease in selling prices; and (2) the introduction of a new product of high-power lithium-phosphate cells with higher gross profit margin than average in fiscal year 2006.

          Research and Development Costs.    Research and development costs increased to $2.9 million for the year ended September 30, 2006 as compared to $542,000 for the same period in 2005. Share-based compensation included in research and development expenses was $1,524,000 for the year ended September 30, 2006. We adopted SFAS 123R effective on October 1, 2005 using the modified prospective approach. Pursuant to SFAS 123R, we measure the employee share-based compensation at grant-date fair value and recognize related expenses over the vesting period. Prior to adoption of SFAS 123R, we adopted the intrinsic value method under SFAS 123 and APB 25, pursuant to which, no employee share-based compensation cost was recognized during fiscal year 2005. Depreciation expenses increased by $246,000 as we purchased more equipment for our R&D efforts. Salaries related to research increased to $703,000 from $162,000 for the same period of the prior year, an increase of $541,000, primarily due to hiring more experienced research employees.

          Sales and Marketing Expenses.    Sales and marketing expenses increased to $5.1 million for the year ended September 30, 2006 as compared to $3.9 million for the same period in 2005, an increase of $1.2 million or 30.8%. Share-based compensation was $738,000 for the year ended September 30, 2006 due to the above-mentioned adoption of SFAS 123R on October 1, 2005. Higher sales volumes increased packaging and transportation costs by $521,000. Depreciation charges also increased by $158,000 due to the facilities expansion in the year ended September 30, 2006. As a percentage of net revenues, sales and marketing expenses have decreased slightly to 3.5% for the year ended September 30, 2006, from 3.8% for the same period in 2005, primarily attributable to an increase in net revenue.

          General and Administrative Expenses.    General and administrative expenses increased to $9.1 million, or 6.3% of revenues, for the year ended September 30, 2006 as compared to $6.0 million, or 5.9% of revenues, for the same period in 2005, an increase of $3.1 million or 51.7%. Share-based compensation included in general and administrative expenses was $1,792,000 for the year ended September 30, 2006 due to the above-mentioned adoption of SFAS 123R on October 1, 2005. Professional fees and expenses increased $2,253,000 from the year ended September 30, 2005, reflecting the additional costs in connection with the re-audit of the last three years’ financial statements and registration statement fee.

          On August 15, 2006, the SEC declared effective a post-effective amendment we filed on August 4, 2006 to terminate the effectiveness of the resale registration statement on Form SB-2 that included the resale of the shares held by those selling shareholders. On October 11, 2006, we filed a registration statement on Form S-1 that covers resales of the shares held by those shareholders, which was declared to be effective on October 19, 2006.  Because the interval from August 15, 2006 to October 19, 2006 exceeds 30 trading days, those selling shareholders would be eligible for the liquidated damages of $487,946 from us. We therefore recognized in general and administrative expenses an amount of $290,575 for the liquidated damage which was incurred up to September 30, 2006. There was no comparable expense in the prior year.

          Operating Income.    As a result of the above, operating income totaled $22.6 million for the year ended September 30, 2006 as compared to operating income of $15.5 million for the same period of the prior year, an increase of $7.1 million or 45.8%. As a percentage of net revenues, operating income was 15.7% for the year ended September 30, 2006 as compared to 15.2% for the same period of the prior year.

          Finance Costs, Net.    Finance costs, net, increased to $1.9 million for the year ended September 30, 2006 as compared to $845,000 for the same period of the prior year, an increase of $1.0 million or 123.4%. We had $67.9 million in short term loans as of September 30, 2006 as compared to $39.5 million outstanding as of September 30, 2005.

          Other Expenses/Gain on Trading Securities.    Other expenses was $205,000 for year ended September 30, 2006, as compared to $490,000 for the same period of 2005. In addition, we recognized income of $279,000 from trading securities in the year ended September 30, 2006 from BAK International’s short-term investment in financial instruments during the period.

          Income tax expenses.    Income tax expenses decreased to $593,000 for the year ended September 30, 2006, as compared to $652,000 for the same period of 2005. The decrease was the result of a decrease in income tax rate in calendar year 2006 due to the additional capital invested in Shenzhen BAK.

          Net Income.    As a result of the foregoing, we increased our net income to $20.2 million for the year ended September 30, 2006 from $13.5 million for the same period of the prior year.

Results of operations for the year ended September 30, 2005 as compared to the year ended September 30, 2004

          Net Revenues.    Net revenues increased to $101.9 million for the year ended September 30, 2005 as compared to $63.7 million for the prior year, an increase of $38.2 million or 59.9%. Our revenues increased during 2005 primarily as a result of an increase in the number of units sold.

•

Net revenues from the sales of steel-case cells increased to $57.0 million in fiscal 2005 from $38.0 million in fiscal 2004, an increase of $19.0 million or 50.0%, due to an increase in sales volume by 50.0% and the average selling price remaining stable.

•

Net revenues from the sales of aluminum-case cells increased to $23.7 million in fiscal 2005 from $13.1 million in fiscal 2004, an increase of $10.6 million or 81.3%, due to an increase in sales volume by 71.8% driven by sales in the OEM market, and an increase in average selling price by 5.6%, primarily attributable to our ability to charge higher prices because of the enhanced performance of our products and a change in our customer mix to include leading PRC cellular phone brand owners that are willing to pay higher prices for products that meet their stringent requirements.

•

Net revenues from sales of battery packs increased to $20.2 million in fiscal 2005 from $12.4 million in fiscal 2004, due to an increase in sales volume by 73.7%, offset by a decrease in average selling price by 6.6% primarily attributable to pricing pressure in a competitive battery pack market.

          Cost of Revenues.     Cost of revenues increased to $76.0 million for the fiscal year ended September 30, 2005, as compared to $50.3 million in fiscal year 2004, representing an increase of $25.7 million or 51.2%. The increase in cost of revenues was attributable to increased revenues and an increase in unit costs for aluminum-case cells, offset by a decrease in unit costs for steel-case cells and battery packs as a result of a decrease in prices for most raw materials and an increased yield in manufacturing. The increase in unit costs for aluminum-case cells was due to increased cost of materials and a change in our product mix toward a greater proportion of higher grade battery cells. Specifically,

•	unit cost of steel-case cells decreased by 6.8%;

•	unit cost of aluminum-case cells increased by 5.8%; and

•	unit cost of battery packs decreased by 14.3%.

           As a result, gross profit for fiscal 2005 was $25.9 million or 25.4% of net revenues as compared to gross profit of $13.5 million or 21.1% of net revenues for fiscal 2004. The increase in gross profit, as a percentage of net revenues, was primarily due to (1) the increase in gross profit for steel-case cells, resulting from a decrease in unit manufacturing cost of steel-case cells due to economies of scale while its selling prices kept stable; and (2) the larger production volume of a new product of battery packs with higher gross profit margin than average in fiscal year 2005.

          Research and Development Costs.   Research and development costs increased to $542,000 for the fiscal year ended September 30, 2005 as compared to $329,000 for the prior fiscal year, an increase of $213,000 or 64.7%. New initiatives, such as rechargeable lithium polymer batteries and lithium nickel-cobalt oxide anode research, depreciation from R&D equipment additions and an increase in patent applications and maintenance contributed to the increase.

          Sales and Marketing Expenses.   Sales and marketing expenses increased to $3.9 million for the year ended September 30, 2005, as compared to $1.8 million for the prior year, an increase of $2.1 million or 113.6%. Salaries increased to $2.0 million in fiscal 2005 from $741,000 in fiscal 2004, an increase of $1.3 million. The increase was the result of an increase in the number of employees and higher average salaries in fiscal 2005. Depreciation charges increased to $417,000 for fiscal 2005 from $8,600 for fiscal 2004 as we moved into our new facilities. Higher sales volumes increased packaging and transportation costs by $267,000.

          General and Administrative Expenses.    General and administrative expenses increased to $6.0 million for the fiscal year ended September 30, 2005 from $2.5 million for the prior fiscal year, an increase of $3.5 million. As a percentage of net revenues, general and administrative expenses were 5.9% and 4.0% in fiscal 2005 and 2004, respectively. Salaries increased to $1.7 million in fiscal 2005 from $1.1 million in fiscal 2004, an increase of $600,000 or 54.5%, primarily as a result of additional employees. Audit, consulting and investor relations fees increased $551,000 from fiscal 2004 to fiscal 2005, reflecting the additional costs of operating as a public company since January 2005. We also contributed $655,000 to our staff welfare and bonus fund in fiscal 2005 and incurred expenses in the greenery projects of our BAK Industrial Park in the amount of $479,000 in fiscal 2005.

          Operating Income.   As a result of the foregoing, operating income totaled $15.5 million for the fiscal year ended September 30, 2005 as compared to operating income of $8.8 million for the fiscal year ended September 30, 2004, an increase of $6.7 million or 76.5%.

          As a percentage of net revenues, operating income was 15.2% in fiscal 2005 as compared to 13.8% for the prior fiscal year.

          Finance Costs, Net.    Finance costs, net increased to $845,000 for the fiscal year ended September 30, 2005 as compared to $454,000 for the prior fiscal year, an increase of $391,000 or 86.1%. The increase was attributable to the increase in the amount of our short-term bank loans in fiscal 2005 compared with that outstanding in fiscal 2004. We had $39.5 million in short-term bank loans as of September 30, 2005, as compared to $29.1 million outstanding as of September 30, 2004. Short-term bank loans bear interest at annual rates ranging from 4.5% to 6.1%, and maturities are generally less than twelve months. The funds obtained from the increased borrowings were primarily used to fund working capital and to purchase equipment.

          Income Tax Expenses.   Income tax expenses increased to $652,000 for the year ended September 30, 2005, as compared to $507,000 for the previous year. One of our subsidiaries commenced paying taxes at the annual rate of 7.5% for the final nine months of fiscal 2004, resulting in an effective tax rate of 6.1% for fiscal 2004. Although income taxes were paid at a 7.5% rate for all of 2005 on the original investment portion, no taxes were due in 2005 for the additional investment due to the tax holiday, resulting in a lower overall rate of 4.6%.

          Net Income.    As a result of the foregoing, we increased our net income to $13.5 million as compared to $7.8 million for the prior year, an increase of $5.7 million or 73.0%.

Liquidity and Capital Resources

          We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of September 30, 2006, we had cash and cash equivalents of $21.1 million, as compared to $33.1 million as of September 30, 2005. In addition, we had pledged deposits amounting to $13.0 million and $19.4 million at September 30, 2006 and September 30, 2005, respectively. Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from four to twelve months which coincides with the periods the cash remains pledged to the banks.

          The following table sets forth a summary of our cash flows for the periods indicated

	Year Ended September 30,

	2004		2005	2006

	(in thousands)
Net cash provided by/(used in) operating activities	$3,593		$8,015	$(5,685)
Net cash used in investing activities	(28,300)		(30,596)	(41,416)
Net cash provided by financing activities	27,248		52,363	35,047
Effect of exchange rate changes on cash and cash equivalents	—	(1)	62	98
Net increase/(decrease) in cash and cash equivalent	2,541		29,844	(11,956)
Cash and cash equivalents at the beginning of period	671		3,212	33,056
Cash and cash equivalents at the end of period	3,212		33,056	21,100

Operating Activities

          Net cash used in operating activities was $5.7 million in the year ended September 30, 2006 compared with net cash provided by operating activities of $8.0 million in the same period in 2005. The negative cash flow was mainly the result of an increase in inventory levels as we increased our production output in the year ended September 30, 2006, and also an increase in the level of our accounts receivable. However, we expect that our negative operating cash flow will improve due to our increased effort to collect account receivables and better control over the inventory level taking into consideration the increasing demand and business operation.

          Net cash provided by operating activities in fiscal 2005 was $8.0 million, compared to $3.6 million in fiscal 2004. The increase was mainly the result of an increase in net income, a decrease in our levels of inventories and a decrease in accounts and bills payable, partially offset by an increase in the levels of accounts receivable.

Investing Activities

          Net cash used in investing activities increased from $30.6 million in the year ended September 30, 2005 to $41.4 million in the same period in 2006, reflecting an increase in our purchases of equipment, primarily attributable to the construction of the facility to house a new cylindrical cell production line and a new automated aluminum cell line.

          Net cash used in investing activities increased from $28.3 million in fiscal 2004 to $30.6 million in fiscal 2005, primarily as a result of an increase in our purchase of property, plant and equipment in connection with our capacity expansion.

Financing Activities

          Net cash provided by financing activities was $52.4 million in the year ended September 30, 2005 compared to $35.0 million in the same period in 2006. This was mainly attributable to (i) a $17.9 million increase in net proceeds from borrowing due to more loans being secured for working capital purposes in the year ended September 30, 2006, and (ii) $18.7 million decrease in cash deposited to bank as collateral in the year ended September 30, 2006. The impact of these cash outflows was offset by receipt of $55.4 million cash proceeds from the two capital raisings in January 2005 and September 2005.

          Net cash provided by financing activities amounted to $27.2 million in fiscal year 2004, and $52.4 million in fiscal year 2005, primarily representing the net proceeds received from borrowings in fiscal 2004 and 2005 as well as capital raising in fiscal 2005.

          As of September 30, 2006, the principal outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed

	(in thousands)
Credit Facilities:
Agricultural Bank of China	$50,577	$41,621
Shenzhen Development Bank	18,966	12,644
China Construction Bank	12,644	11,350
Shenzhen Commercial Bank	12,644	6,322
China CITIC Bank	16,322	1,159
Bank Of China	63,222	14,400
CITIC Ka Wah Bank Limited	6,000	—

Subtotal—Credit Facilities	$180,375	$87,496

Lines of Credit:
Agricultural Bank of China		1,223
Shenzhen Development Bank		702
Shenzhen Commercial Bank		5,918
China CITIC Bank		—
China Merchants Bank		1,736

Subtotal—lines of credit		9,579

Total Principal Outstanding		$97,075

          There are no restrictions for our above unused credit facilities.

          The above principal outstanding amounts under credit facilities included short-term bank loans of $67.9 million and bills payable of $29.2 million.

          For the purpose of presentation, the effect of increase in bills payable balances is included in operating activities in the statements of cash flows due to their nature.

          We refinanced our short-term bank loans during fiscal 2006 at annual interest rates of 5.022% to 6.138%, payable monthly, and for terms of four to twelve months. These debt arrangements are generally guaranteed by Mr. Xiangqian Li, our chairman, president, and chief executive officer. The indebtedness to Shenzhen Commercial Bank is guaranteed by Mr. Xiangqian Li.

          Pursuant to the refinancing, we pledged $10.1 million of inventory and $6.3 million of equipment and machinery as security for our comprehensive credit facility with Shenzhen Development Bank. In addition, Mr. Li pledged 19,110,093 of his shares of our common stock to guarantee our obligations under this credit facility. Furthermore, in the event (i) we have bad credit record at any other bank or we are involved in any material adverse litigation with any other bank, (ii) our liabilities exceed 70% of our assets our current ratio is less than 0.8, or our monthly sales revenue declines by 10% as compared with the same period of the prior year, Shenzhen Development Bank is entitled to accelerate the loan repayment. We are currently in compliance with these financial tests as of September 30, 2006.

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

          During the three months ended September 30, 2006, we repaid seven bank loans totaling $22.5 million, and entered into ten new bank loan agreements totaling $36.7 million. The ten new facilities provide for monthly interest payments at fixed annual interest rates from 5.022% to 5.67%, with principal repayments at maturities during the first calendar quarter and the third calendar quarter of 2007.

          On April 21, 2006, we renewed the Comprehensive Credit Facility Agreement of Maximum Amount with Shuibei Branch, Shenzhen Commercial Bank. We may borrow up to RMB 50 million under this credit facility, which expires on April 21, 2007. Under this credit facility, we borrowed RMB 50 million on April 28, 2006, bearing interest at an annual rate of 5.265% and maturing on April 21, 2007.

          On April 5, 2006, we renewed the Comprehensive Credit Facility Agreement of Maximum Amount with Longgang Branch, Shenzhen Development Bank. Under this credit facility, we may borrow up to RMB 150 million, which expires on April 29, 2007. Under this credit facility, on April 28, 2006, we entered into a loan agreement with Shenzhen Development Bank, which provides for $12.5 million at a fixed interest annual interest rate of 5.85% and expires pursuant to its terms on April 28, 2007.

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

           On July 14, 2006, BAK International Limited entered into a new Credit Facility Letter with CITIC Ka Wah Bank Limited with a term of one year. BAK International Limited may borrow up to $6.0 million under this facility letter.

          On August 31, 2006, we entered into a new Comprehensive Credit Facility Agreement of Maximum Amount with Shenzhen Branch, Bank of China. We may borrow up to RMB 500 million under this credit facility agreement, which will expire on August 31, 2007. Under this credit facility agreement, we borrowed RMB 100 million on August 31, 2006, bearing interest at an annual rate of 5.508% and maturing on August 31, 2007.

          We had a working capital surplus of $4.6 million as of September 30, 2006, as compared to $21.0 million as of September 30, 2005, a decrease of $16.4 million. This decrease was primarily attributable to increase in short-term bank loans part of which were borrowed to finance the acquisition of property, plant and equipment with the expansion of production. We had short-term bank loans maturing in less than one year of $67.9 million as of September 30, 2006, as compared to $39.5 million as of September 30, 2005, an increase of $28.4 million.

          We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash and amount available under existing credit facilities is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from lending institutions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Capital Expenditures

          We made capital expenditures of $28.3 million, $30.6 million and $41.4 million in fiscal year 2004, 2005 and 2006, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Year Ended September 30,

	2004	2005	2006

	(in thousands)
Construction costs	$20,033	$20,293	$13,520
Purchase of equipment	7,676	9,213	27,402
Capitalized interest	545	1,088	460

Total capital expenditures	$28,254	$30,594	41,382

           We estimate that our total capital expenditures in fiscal 2007 will reach approximately $45.0 million, primarily to purchase manufacturing equipment for the expansion of our production lines.

          We have completed the construction of 174,784 square meters of new facilities comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space and administrative offices at the BAK Industrial Park. Of that space, approximately 111,000 square meters are new manufacturing facilities. We have completed construction and put into use an additional administrative area, production facility, four manufacturing facilities, a warehouse and packaging facility, two dormitories and one dining hall. At present, we have no significant payment obligations related to these facilities, although we continue to make payments regarding the construction of the facility as costs arise.

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

          We are constructing and have completed part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, which we understand does not have the authority to grant us the land use rights certificate. Under our agreement with the Kuichong Township government, we have to pay for a 50-year land use rights certificate at an agreed unit price, which in the aggregate amounted to $4.0 million as of September 30, 2004 and $3.2 million as of September 31, 2005, following an adjustment of the site area after a land survey. Out of the $3.2 million, $0.3 million has been paid to the Kuichong Township government. We have been actively negotiating with the Shenzhen municipal government with a view to resolving the lack of authority issue, but we can make no assurances that we will be able to acquire the land use right by purchasing it directly from the Shenzhen municipal government on the same terms, or if at all. In the meantime, we have recognized a net payable purchase price of $3.0 million for the land use rights on the assumption that it will be on the same terms as those agreed with the Kuichong Township government.

Contractual Obligations and Commercial Commitments

          The following table sets forth our contractual obligations and commercial commitments as of September 30, 2006:

	Payment Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Short-term bank loans	67,900	67,900	—	—	—
Bills payable	29,175	29,175	—	—	—
Land use right payable	3,031	3,031	—	—	—
Capital commitments	12,742	12,742	—	—	—
Future interest payment on short-term bank loans	3,804	3,804	—	—	—

Total	116,652	116,652	—	—	—

          Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2006.

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

          Typically, no fees are received for this service. Thus in those transactions, Shenzhen BAK would have a contingent obligation related to the guarantee of payment in the event the underlying loan is in default.

          Transactions described above require accounting treatment under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45. Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002 for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

          We have assessed the liabilities arising from these guarantees and considered they are immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of September 30, 2006 and September 30, 2005. We had guaranteed the timely re-payment of principal and interest of two parties to a bank. The maximum amount of our exposure for those guarantees at September 30, 2006 and September 30, 2005 were $3.8 million and $4.8 million respectively.

Interest Rate Risk

          We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, based on the banks’ prime rates, are fixed for the terms of the loans, the terms are typically five to twelve months and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the year ended September 30, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at  September  30, 2006 would decrease net income before provision for income taxes by $679,000 or 3.1% for the year ended September 30, 2006. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

          Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is the functional currency. Approximately 67.2% of our revenues and 94.9% of our costs and expenses for the year ended September 30, 2006 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 86.7% of our assets except for cash were denominated in RMB as of September 30, 2006. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our Renminbi revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $5.2 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2006. As of September 30, 2006, our accumulated other comprehensive income (loss) was $3.5 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Critical Accounting Policies

          Our consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

          When reviewing our financial statements, the following should also be considered: (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Recoverability of Long-Lived Assets

          Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of September 30, 2005 and September 30, 2006, the carrying amount of property, plant and equipment, net was $65.8 million and $109.4 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Inventory Obsolescence

          We review our inventory for potential impairment on a quarterly or more frequent basis as deemed necessary. Such review includes, but is not limited to, reviewing the levels of inventory versus customer requirements and obsolescence. The review and evaluation also considers the potential sale of impaired inventory at lower than market prices. At each balance sheet date, we identify inventories that are worth less than cost and write them down to their net realizable value and the difference is charged to our cost of revenues of that period. Though management considers such write-down of inventories adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of such write down.

Allowance for Doubtful Accounts

          The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2005 and September 30, 2006, we had not charged off any balances as we had yet to exhaust all means of collection.

Stock-Based Compensation

          We have adopted the alternate intrinsic value method recognition provision of SFAS 123. Pursuant to the requirements of SFAS 123, we have disclosed in our annual financial statements for the year ended September 30, 2005 the pro forma effect of application of the preferred fair value method recognition provision. Further, effective October 1, 2005, we adopted the provisions of SFAS 123R, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. SFAS 123R also requires measurement of cost of a liability-classified award based on its current fair value.  The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date.  Change in fair value during the requisite service period will be recognized as compensation cost over that period.  We determine fair value using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of our ordinary shares and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount we computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

          Pursuant to SFAS 123R, we have recognized compensation costs of $4.3 million in relation to stock-based award to our employees and non-employee directors in fiscal year 2006 as an increase in both the operating costs and the shareholder’s equity.

Changes in Accounting Standards

          In December 2004, the Financial Accounting Standards Board , or FASB, issued SFAS No. 123 (revised 2004), “ Share-Based Payment,” or SFAS 123R, which became effective for us on October 1, 2005. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). We adopted SFAS 123R since the fiscal quarter ended December 31, 2005 using a modified prospective approach.

          In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” or SFAS 151, which became effective for us on October 1, 2005. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in inventory. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The impact of the adoption of SFAS 151 has not been material.

          In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

          In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

          In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. We do not expect that the adoption of SAB No. 108 would have a material effect on our consolidated financial statements.

Exchange Rates

          The financial records of Shenzhen BAK and BAK Electronics are maintained in Renminbi. In order to prepare our financial statements, we have translated amounts in Renminbi into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income (loss) in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in Renminbi and translated into U.S. dollars, were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

          The exchange rates used to translate amounts in Renminbi into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar

	2006	2005	2004

Balance sheet items as of September 30	7.9087	8.0920	8.2769
Amounts included in the statement of income and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the years ended September 30	8.0286	8.2413	8.2767

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

          The information required by this item is discussed in Item 7. “Interest Rate Risk” and “Foreign Exchange Risk.”

Item 8.  Financial Statements and Supplementary Data.

Consolidated Financial Statements

          The financial statements required by this item begin on page F-1 hereof.

Quarterly financial result

          The following table reflects our unaudited quarterly consolidated statement of operations data for the quarters presented. We believe that the historical quarterly information has been prepared substantially on the same basis as the audited consolidated financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results of operations data.

	Dec 31 2004 USD	Mar 31 2005 USD	Jun 30 2005 USD	Sep 30 2005 USD	Dec 31 2005 USD	Mar 31 2006 USD	Jun 30 2006 USD	Sep 30 2006 USD

	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
	(in thousands, except percentages)
Revenues	25,126	25,878	24,154	26,763	26,104	38,220	33,397	46,108
Cost of revenues	20,562	19,844	17,598	18,043	19,028	25,977	24,899	34,292

Gross profit	4,564	6,034	6,556	8,720	7,076	12,243	8,498	11,816
Gross profit ratio	18.2%	23.3%	27.1%	32.6%	27.1%	32.0%	25.4%	25.6%
Research and development costs	20	166	129	227	495	464	477	1,499
Sales and marketing expenses	738	956	1,078	1,082	1,205	1,297	1,041	1,512
General and administrative expenses	1,241	1,380	1,443	1,929	2,162	2,026	1,962	2,921
Operating income	2,565	3,532	3,906	5,482	3,214	8,456	5,018	5,884
Finance costs	219	226	78	323	181	515	297	895
Other (income) / expenses	26	19	9	436	4	34	1	166
Gain on trading securities	—	—	—	—	279	—	—	—

Income before income taxes	2,320	3,287	3,819	4,723	3,308	7,907	4,720	4,823
Income taxes expenses/(benefit)	176	251	318	(93)	116	353	43	81

Net income	2,144	3,036	3,501	4,816	3,192	7,554	4,677	4,742

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           On January 20, 2005, we dismissed George Stewart, C.P.A. as our independent registered public accounting firm and appointed Schwartz Levitsky Feldman LLP, as our independent registered public accounting firm. There were no disagreements or events as described in Item 304(a)(1)(iv) of Regulation S-B in connection with the change in accountants described above.

          As disclosed in our current report on Form 8-K filed with the SEC on August 4, 2006, as amended on August 16, 2006, we appointed KPMG on May 15, 2006 as our independent registered public accounting firm to replace Schwartz Levitsky Feldman LLP This current report on Form 8-K is hereby incorporated herein by reference.

Item 9A.  Controls and Procedures.

(a)     Disclosure Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

          Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting.”

(b)     Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

          All internal control systems, no matter how well designed and operated, have inherent limitations and can therefore provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. In making its assessment, management used the criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in our management’s assessment as of September 30, 2006:

•

We did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.  Additionally, our senior management lacked an adequate level of accounting knowledge, experience and training in the application of U.S. GAAP, and did not implement adequate supervisory review to ensure that the consolidated financial statements were prepared in conformity with U.S. GAAP. The lack of a sufficient complement of personnel with a level of accounting knowledge, experience and training contributed to each of the material weaknesses discussed below;

•

We did not maintain effective controls over accounting for capitalization of interest costs, and the related recognition of property, plant and equipment and depreciation expense. Specifically, we did not have effective controls to ensure that capitalized interest costs for qualifying assets and related depreciation expense were properly determined.  This material weakness resulted in the understatement of the related property, plant and equipment, construction in progress and depreciation expense and an overstatement of interest expense, which required us to restate, in August 2006, our previously issued consolidated financial statements as of September 30, 2004 and 2005, and for each of the three years ended September 30, 2005, and the interim condensed consolidated financial information for each of the quarters ended March 31, 2005, June 30, 2005, December 31, 2005, and March 31, 2006.  This material weakness also resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2006, which was initially identified by our auditor and subsequently corrected by our management;

•

We did not maintain effective controls over accounting for deferred taxes under U.S. GAAP.  Specifically, we did not have effective controls over the identification and measurement of differences between the respective tax and financial reporting bases of certain assets and liabilities and the determination of the applicable income tax rate to ensure that deferred taxes were accurately presented in our consolidated financial statements.  This material weakness resulted in the understatement of both deferred tax assets and deferred tax liabilities and errors in income tax expense which required us to restate, in August 2006, our previously issued consolidated financial statements as of September 30, 2004 and 2005, and for each of the three years ended September 30, 2005, and the interim condensed consolidated financial information for each of the quarters ended March 31, 2005, June 30, 2005, December 31, 2005, and March 31, 2006.  This material weakness also resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2006, which was initially identified by our auditor and subsequently corrected by our management;

•

We did not maintain effective controls over accounting for the share-based compensation. Specifically, we did not have effective controls to determine the accounting for cancellation and replacement of certain option grants and the classification of the associated share-based compensation expense in the consolidated statement of income and comprehensive income.  This material weakness resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2006, which was initially identified by our auditor and subsequently corrected by our management;

•

We did not maintain effective controls over the calculation of earnings per share in accordance with SFAS 128 “Earnings per Share.” Specifically, we did not have effective controls to accurately and completely identify dilutive instruments in the calculation of diluted earnings per share.  This material weakness resulted in errors in the diluted weighted average number of ordinary shares which required us to restate, in August 2006, our previously issued consolidated financial statements as of September 30, 2004 and 2005, and for each of the three years ended September 30, 2005, and the interim condensed consolidated financial information for each of the quarters ended March 31, 2005, June 30, 2005, December 31, 2005, and March 31, 2006.  This material weakness also resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2006, which was initially identified by our auditor and subsequently corrected by our management;

•

We did not maintain effective controls over the accounting for the complete and accurate recognition of construction in progress assets.  Specifically, we did not have effective controls over the process for initiating, authorizing, recording and processing journal entries related to recognition of construction in progress assets.  This material weakness resulted in more than a remote likelihood that a material misstatement to our annual or interim consolidated financial statements would not be prevented or detected; and

•

We did not maintain effective controls over the accounting for construction in progress assets and the determination of depreciation expense when the assets are ready for their intended use.  Specifically, we did not have effective controls to track and assess the ready-for-intended-use status of the construction in progress assets to ensure construction in progress assets being transferred to property, plant and equipment and the related commencement of depreciation expense was in accordance with U.S. GAAP.  This material weakness resulted in more than a remote likelihood that a material misstatement to our annual or interim consolidated financial statements would not be prevented or detected.

          As a result of the existence of these material weaknesses, our chief executive officer and our chief financial officer have concluded that we did not maintain effective control over financial reporting as of September 30, 2006, based on the criteria in Internal Control — Integrated Framework.

          KPMG, our independent registered public accounting firm, has issued an auditors’ report on Management’s Assessment of our Internal Control over Financial Reporting as of September 30, 2006 which appears herein.

(c)     Remediation Measures of Material Weaknesses

          To remediate the material weaknesses described above in “Management’s Report on Internal Control over Financial Reporting”, we have implemented or plan to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

1.

We planned remediation measures of hiring and training of personnel which are intended to generally address these material weaknesses by ensuring that we will have sufficient personnel with knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements. These measures include the following:

i)

We hired a U.S. accountant in May 2006 with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of U.S. GAAP and financial reporting disclosure under the requirement of SEC rules;

ii)

We plan to train our accounting personnel in the application of U.S. GAAP commensurate with our financial reporting requirements, which include: (a) basic accounting personnel will be participating in training programs concerning general accounting policies and principles provided by the governmental agencies and professional accounting firms; (b) key accounting personnel, including the U.S. accountant, finance manager, finance controller and chief financial officer, are participating in special training programs (in addition to the training of general accounting policies and principles described in item i) above) provided by professional accounting firms retained by us concerning the difference between U.S. GAAP and the accounting principles generally accepted in the People’s Republic of China, SEC rules, recent developments in accounting policies, with particular attention to the areas where errors in the preparation and disclosure of our financial statements were previously identified.

2.

We intend to engage outside consultants, with relevant accounting experience, skills and knowledge, working under the supervision and direction of our management, to supplement our existing accounting personnel on U.S. GAAP;

3.	We retained and intend to continue to retain the services of outside U.S. counselors to advise us on the SEC disclosure requirements;

4.	We implemented procedures to ensure construction in progress projects are recorded based on the expenditures actually incurred on a quarterly basis and to be reviewed accordingly, including:

i)

Engaging an independent construction surveyor company to supervise the progress of the construction projects and report the expenditures actually incurred in the form of project progress reports to us on a quarterly basis;

ii)

Requiring our construction manager of the Company to review and approve the project progress reports and the finance department records construction in progress based on the approved project progress reports on a quarterly basis;

	iii)	Requiring the finance manager to review the accounting entry as well as the approved project progress reports.

5.

We implemented procedures to ensure construction in progress is transferred to property, plant, and equipment in order to commence depreciation of the asset when it is ready for intended use and to be reviewed accordingly, including:

i)

Finance department transfers construction in progress to cost of property, plant and equipment when it is ready for its intended use, at which time depreciation charges commence thereon.  The criteria used to determine when an asset is ready for intended use are based on policies that are consistent with U.S. GAAP.

	ii)	Independent construction surveyors are retained to assist management in the determination of readiness for construction projects that meet certain minimum criteria.

	iii)	Finance manager reviews the accounting entry and time of transfer.

iv)

Estimated unbilled costs and costs to complete assets that have been determined to be ready for their intended use are based on relevant historical cost and budget information by authorized personnel within the finance department.

          We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

          Despite the remediation measures we have been taking, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
China BAK Battery, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that China BAK Battery, Inc. and its subsidiaries (the “Group”) did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effects of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Group’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of September 30, 2006:

•

The Group did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the Group’s financial reporting requirements.  Additionally, the Group’s senior management lacked an adequate level of accounting knowledge, experience and training in the application of U.S.GAAP, and did not implement adequate supervisory review to ensure that the consolidated financial statements were prepared in conformity with U.S. GAAP. The lack of a sufficient complement of personnel with a level of accounting knowledge, experience and training contributed to each of the material weaknesses discussed below;

•

The Group did not maintain effective controls over accounting for capitalization of interest costs, and the related recognition of property, plant and equipment and depreciation expense. Specifically, the Group did not have effective controls to ensure that capitalized interest costs for qualifying assets and related depreciation expense were properly determined.  This material weakness resulted in the understatement of the related property, plant and equipment, construction in progress and depreciation expense and an overstatement of interest expense, which required the Group to restate, in August 2006, the Group’s previously issued consolidated financial statements as of September 30, 2004 and 2005, and for each of the three years ended September 30, 2005, and the interim condensed consolidated financial information for each of the quarters ended March 31, 2005, June 30, 2005, December 31, 2005, and March 31, 2006.  This material weakness also resulted in a material adjustment to the Group’s preliminary consolidated financial statements as of September 30, 2006;

•

The Group did not maintain effective controls over accounting for deferred taxes under U.S. GAAP.  Specifically, the Group did not have effective controls over the identification and measurement of differences between the respective tax and financial reporting bases of certain assets and liabilities and the determination of the applicable income tax rate to ensure that deferred taxes were accurately presented in the Group’s consolidated financial statements.  This material weakness resulted in the understatement of both deferred tax assets and deferred tax liabilities and errors in income tax expense, which required the Group to restate, in August 2006, the Group’s previously issued consolidated financial statements as of September 30, 2004 and 2005, and for each of the three years ended September 30, 2005, and the interim condensed consolidated financial information for each of the quarters ended March 31, 2005, June 30, 2005, December 31, 2005, and March 31, 2006.  This material weakness also resulted in a material adjustment to the Group’s preliminary consolidated financial statements as of September 30, 2006;

•

The Group did not maintain effective controls over accounting for the share-based compensation. Specifically, the Group did not have effective controls to determine the accounting for cancellation and replacement of certain option grants and the classification of the associated share-based compensation expense in the consolidated statement of income and comprehensive income.  This material weakness resulted in a material adjustment to the Group’s preliminary consolidated financial statements as of September 30, 2006;

•

The Group did not maintain effective controls over the calculation of earnings per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share”. Specifically, the Group did not have effective controls to accurately and comprehensively identify dilutive instruments in the calculation of diluted earnings per share.  This material weakness resulted in errors in the diluted weighted average number of ordinary shares which required the Group to restate, in August 2006, the Group’s previously issued consolidated financial statements as of September 30, 2004 and 2005, and for each of the three years ended September 30, 2005, and the interim condensed consolidated financial information for each of the quarters ended March 31, 2005, June 30, 2005, December 31, 2005, and March 31, 2006.  This material weakness also resulted in a material adjustment to the Group’s preliminary consolidated financial statements as of September 30, 2006;

•

The Group did not maintain effective controls over the accounting for the complete and accurate recognition of construction in progress assets.  Specifically, the Group did not have effective controls over the process for initiating, authorizing, recording and processing journal entries related to recognition of construction in progress assets.  This material weakness resulted in more than a remote likelihood that a material misstatement to the Group’s annual or interim consolidated financial statements would not be prevented or detected; and

•

The Group did not maintain effective controls over the accounting for construction in progress assets and the determination of depreciation expense when the assets are ready for their intended use.  Specifically, the Group did not have effective controls to track and assess the ready-for-intended-use status of the construction in progress assets to ensure construction in progress assets being transferred to property, plant and equipment and the related commencement of depreciation expense was in accordance with U.S. GAAP. This material weakness resulted in more than a remote likelihood that a material misstatement to the Group’s annual or interim consolidated financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Group. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Group’s consolidated financial statements as of and for the year ended September 30, 2006, and this report does not affect our report dated December 8, 2006 on those consolidated financial statements, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Group did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Group has not maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG
Hong Kong, China
December 8, 2006.

Item 9B.  Other Information.

          None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

Directors and Executive Officers

          The following table provides information about our executive officers and directors and their respective ages and positions as of September 30, 2006. The directors listed below will serve until our next annual or special meeting of stockholders at which directors are elected. Effective December 8, 2006, Article V of our articles of incorporation was amended so that the number of our directors shall be determined in accordance with our bylaws instead of in accordance with the provisions contained in our articles of incorporation.

	Age	Position Held

Xiangqian Li	37	Chairman, President and Chief Executive Officer
Huanyu Mao	54	Director, Chief Operating Officer and Chief Technology Officer
Richard B. Goodner	60	Director
Joseph R. Mannes	47	Director
Jay J. Shi	42	Director
Yongbin Han	36	Chief Financial Officer, Secretary and Treasurer
Yanlong Zou	37	Vice President of Quality and Reliability Assurance and Purchasing
Shuquan Zhang	43	Vice President of Intellectual Property, Legal Matters and General Administration
Houde Liu	31	Vice President of Sales and Marketing

          Xiangqian Li has served as the chairman of our board, our president and chief executive officer since January 20, 2005. He has been a director of BAK International Limited, our Hong Kong incorporated subsidiary, since November 2004. Mr. Li is the founder and has served as the chairman of the board of Shenzhen BAK, our wholly owned subsidiary, since its inception in August 2001, and served as Shenzhen BAK’s general manager since December 2003. From June 2001 to June 2003, Mr. Li was the chairman of Huaran Technology Co., Ltd., a PRC-incorporated company engaged in the car audio business. Mr. Li received a bachelor’s degree in thermal energy and power engineering from the Lanzhou Railway Institute, China and a doctorate degree in quantitative economics from Jilin University in China.

          Huanyu Mao has served as a director of our company since May 12, 2006. He has also served as our chief technology officer since January 20, 2005 and as our chief operating officer since June 30, 2005. Dr. Mao has been the chief scientist of Shenzhen BAK since September 2004. Prior to joining us, between 1997 and September 2004, Dr. Mao was the chief technology officer of Tianjin Lishen, a leading battery manufacturer in China. Mr. Mao pioneered core technologies on lithium-ion battery before its commercialization in 1992 and was the inventor under seven U.S. patents relating to lithium-ion technology. Dr. Mao received a doctorate degree in electrochemistry from Memorial University of Newfoundland, Canada where he focused on conductive polymers.

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

          Joseph R. Mannes has served as our director since May 12, 2006. Mr. Mannes is also the chief operating officer and principal supervisory officer, broker and dealer of SAMCO Capital Markets Inc. From 2001 to 2006, Mr. Mannes was the managing director for corporate finance of SAMCO Capital Markets, an investment banking division of Penson Financial Services, Inc. From 1998 to 2001, Mr. Mannes was chief financial officer for Clearwire Technologies, a fixed wireless technology developer and network service company in Arlington, Texas. Mr. Mannes holds a bachelor of arts degree in philosophy and French from Dartmouth College and an MBA in finance and accounting from the Wharton School of the University of Pennsylvania.

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

          Yongbin Han has served as our chief financial officer and company secretary since January 20, 2005, and our treasurer since August 31, 2005. He has been the chief financial officer and the vice president of Shenzhen BAK since April 2003. Prior to joining us, Mr. Han served as deputy general manager of Huaruan Technology from January 2002 to April 2003 and as department manager of Zhonghongxin Jianyuan Accounting Firm, a PRC certified public accounting firm, from July 1995 to July 2001. Mr. Han received a bachelor’s degree in accounting from the Changchun Tax Institute, China. Mr. Han is a PRC certified public accountant and certified tax agent.

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

Family Relationships

          There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

          None of our directors is subject to any legal proceedings in the past five years and that may adversely affect his ability and/or integrity to serve as our director.

Section 16(A) Beneficial Ownership Reporting Compliance

          Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in 2006, except as follows: (i) late Form 4 reports filed by each of Houde Liu and Shuquan Zhang on October 23, 2006 and filed by Yanlong Zou on October 20, 2006 to report the cancellation of a stock option grant on September 28, 2006 of 50,000 shares of common stock pursuant to a termination and release agreement entered into between us and each of Houde Liu, Shuquan Zhang and Yanlong Zou; (ii) late Form 3 reports filed by each of Joseph R. Mannes, Richard B. Goodner and Jay J. Shi on October 25, 2006, in each case to report appointment as our director on May 12, 2006 and (iii) late Form 4 reports filed by each of Joseph R. Mannes, Richard B. Goodner and Jay J. Shi on October 25, 2006 to report the grant of 5,000 restricted shares of our common stock pursuant to our Compensation Plan for Nonemployee Directors, adopted by us on May 12, 2006.

Code of Business Conduct and Ethics

          We have adopted a code of business conduct and ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States.

Item 11. Executive Compensation

Executive Compensation

          None of our executive officers, including our chief executive officers, received annual compensation in excess of $100,000 during the following periods, and none of them is expected to receive compensation in excess of $100,000 for the fiscal year ended September 30, 2006. The following table sets forth the compensations paid to our chief executive officer for services rendered in all capacities to us during the following periods:

		Annual Compensation			Long-Term Compensation		Payouts

					Awards		Long Term Incentive Plan Payouts

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs		All Other Compensation

Xiangqian Li, president, chief executive officer	2006	$29,893	—	—	—	—	—	$—
	2005	$8,736	—	—	—	—	—	$45,730	(1)
	2004	$8,709	—	—	—	—	—	$—

(1)	Includes the value of the service provided by a company-owned car.

Compensation of Directors

          Each of our independent directors is paid approximately $20,000 annually, subject to adjustments determined by our board from time to time, and is granted 5,000 shares of our common stock for serving as our director. These 5,000 shares are restricted shares subject to a one-year vesting schedule, with the first 25% vesting on the grant date, which is May 12, 2006 respectively, and the remaining 75% vesting in three installments on the last day of each following full quarter. These directors will also be reimbursed for reasonable expenses incurred in connection with attending our board and committee meetings.  The first 25% of the restricted shares were issued as fully paid ordinary shares to the three independent directors on July 19, 2006. The second 25% of the restricted shares were accelerated to vest on August 16, 2006. On the same day, these shares were issued as fully paid ordinary share to three independent directors.

          We do not maintain a medical, dental or retirement benefits plan for these directors.

          We have not compensated, and will not compensate, our non-independent directors, such as Mr. Xiangqian Li and Dr. Huanyu Mao, for serving as our directors, although they are entitled to reimbursements for reasonable expenses incurred in connection with attending our board meetings.

          The directors may determine remuneration to be paid to the directors with interested members of the board refraining from voting. The compensation committee will assist the directors in reviewing and approving the compensation structure for the directors.

Compensation Plan for Non-Employee Directors

          Effective May 9, 2006 our shareholders approved our compensation plan for non-employee directors. Under this plan, we may issue up to 500,000 shares of common stock to non-employee directors. On May 12, 2006, we issued 5,000 shares of common stock to each of Richard B. Goodner, Joseph R. Mannes and Jay J. Shi, our independent directors, as compensation for their services in such capacities. The major terms and conditions of this compensation plan are summarized below:

          Eligibility.    Only members of our board of directors who do not serve as officers or employees of our company or any of our subsidiaries is eligible to participate.

          Administration.     The plan is administered by our board of directors. Our board may make such rules and establish such procedures for the administration of the plan as it deems appropriate to carry out its purpose.

          Annual Retainer.     Eligible directors are entitled to receive an annual retainer fee for membership on our board of directors in an amount to be established from time to time by our board of directors, currently anticipated to be $20,000, plus an additional fee for service as a committee chairperson in an amount to be established from time to time by our board of directors, currently anticipated to be $5,000. Additionally, eligible directors are entitled to receive 5,000 shares of our common stock, with twenty-five percent (25%) of such shares vesting immediately upon election to participate in the plan and the remaining shares to vest in increments of 25% each subsequent quarter so long as such director remains a director for the next three quarters.

          Valuation of Shares.     The fair market value of Plan Shares will be determined according to the closing price of a share of our common stock on a national securities exchange designated by our board of directors.

          Corporate Changes.    If certain corporate changes, such as a stock split, recapitalization or merger of our company with another entity, take place, our board of directors has the authority to make adjustments to reflect such change in the number and class of shares reserved for issuance under the plan.

          Amendment and Termination.    Our board of directors may at any time amend, terminate or suspend the plan in whole or in part, but no amendment to the plan will be effective without stockholder approval if such approval is required by law or under the rules of such stock exchange or automated quotation system on which our common stock is listed or quoted. Unless sooner terminated, the plan will terminate on May 1, 2015.

Employment Agreement

          We have entered into employment agreements with each of our executive officers. Under these agreements, our chief executive officer is employed for three years and each of our other executive officers is employed for three years. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the officer, including but not limited to a conviction or plea of guilty to a felony, negligence or dishonesty to our detriment and failure to perform agreed duties after a reasonable opportunity to cure the failure. An executive officer may terminate his employment upon one-month written notice if there is a material reduction in his authority, duties and responsibilities or if there is a material reduction in his annual salary before the next annual salary review. Furthermore, we may terminate the employment at any time without cause by giving a three-month advance written notice to the executive officer. If we terminate the employment without cause, the executive officer will be entitled to a severance payment of up to three months of his or her then base salary, depending on the length of such officer’s employment with us.

          Each executive officer has agreed to hold, both during and after the employment agreement expires or is earlier terminated, in strict confidence and not to use, except as required in the performance of his duties in connection with the employment, any confidential information, technical data, trade secrets and know-how of our company or the confidential information of any third party, including our affiliated entities and our subsidiaries, received by us. The executive officers have also agreed to disclose in confidence to us all inventions, designs and trade secrets which they conceive, develop or reduce to practice and to assign all right, title and interest in them to us. In addition, each executive officer has agreed to be bound by non-competition restrictions set forth in his or her employment agreement. Specifically, each executive officer has agreed not to, while employed by us and for a period of one year following the termination or expiration of the employment agreement,

•	approach our clients, customers or contacts or other persons or entities, and not to interfere with the business relationship between us and such persons and/or entities;

•	assume employment with or provide services as a director for any of our competitors, or engage in any business which is in direct or indirect competition with our business; or

•	solicit the services of any of our employees.

Compensation Committee Interlocks and Insider Participation

          None of our executive officers serves as a member of the board of directors or compensation committee of an entity that has one or more executive officers who serve on our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

          The following table sets forth certain information about the securities authorized for issuance under our 2005 stock option plan as of September 30, 2006. The options shown in column (a) below were granted under our 2005 stock option plan before the effectiveness of any stockholder approval.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	400,000	(1)	$6.25	3,600,000	(1)

Total	400,000	(1)	$6.25	3,600,000	(1)

(1)

We granted options to purchase a total of 2,000,000 shares of common stock in May 2005. Of these options, options in respect of 170,000 shares of common stock were cancelled as of October 1, 2005. In the fiscal quarter ended September 30, 2006, options to purchase 30,000 shares of our common stock were cancelled. In each case, the holders of the options terminated their employment with us. On September 22, 2006, the Compensation Committee approved the form of Termination and Release Agreement for cancellation of 1,400,000 shares of stock options granted to the optionees who are residents of the PRC.  The Compensation Committee also consented to adopt the terms and provisions for Restricted Stock Grant Agreement for the issuance of restricted shares and agreed to meet during the first quarter of fiscal year 2007 to determine an appropriate number of shares of restricted stock that will be granted to these optionees under the Plan (“the Replacement Awards”).  Fair value of the Replacement Awards to be granted to each optionee will approximate that of the stock options given up by each optionee. The Replacement Awards are classified as liability-classified awards until such time that the number of shares is determined. On September 28, 2006, options to purchase a total of 1,400,000 shares of our common stock were cancelled pursuant to termination and release agreements signed on that day.

Option Grants In the Last Fiscal Year

          We granted options to our executive officers under our 2005 stock option plan only in the fiscal year of 2005. We did not grant any options to these officers in the fiscal year of 2006.

2005 Stock Option Plan

          On May 16, 2005, our board of directors adopted China BAK Battery, Inc. 2005 Stock Option Plan, which was later approved by our stockholders and became effective May 12, 2006. Under the 2005 stock option plan, our board of directors is authorized to grant to our employees, non-employee directors and advisors nonqualified stock options, enabling them to purchase up to 4,000,000 shares of our common stock. The exercise price of options granted pursuant to the 2005 stock option plan must be at least equal to the fair market value of our common stock on the date of the grant.

          In May 2005, we granted options to purchase an aggregate of 2,000,000 shares to approximately 55 individuals. Options to purchase 200,000 shares of common stock were subsequently cancelled because the holders terminated their employment with us. In addition, as described above.  On September 22, 2006, the Compensation Committee approved the form of Termination and Release Agreement for cancellation of 1,400,000 shares of stock options granted to the optionees who are residents of the PRC.  The Compensation Committee also consented to adopt the terms and provisions for Restricted Stock Grant Agreement for the issuance of restricted shares and agreed to meet during the first quarter of fiscal year 2007 to determine an appropriate number of shares of restricted stock that will be granted to these optionees under the Plan (“the Replacement Awards”).  Fair value of the Replacement Awards to be granted to each optionee will approximate that of the stock options given up by each optionee.  On September 28, 2006, options to purchase a total of 1,400,000 shares of our common stock were cancelled pursuant to termination and release agreements signed on that day. The major terms and conditions of our 2005 stock option plan are summarized below.

          Types of Awards.    We may grant the following types of awards under our 2005 stock option plan:

•	non-qualified stock options
•	restricted stock

          Plan Administration.     A committee designated by our board of directors administers our 2005 stock option plan. The committee has the sole discretion and authority to determine the eligibility, the number of underlying shares, as well as other terms and conditions of each grant. The committee also has the right to interpret, amend or modify each option agreement or restricted stock grant agreement and to remove any restrictions or conditions applicable to any options or restricted stock. A majority of the members constituting the committee will be sufficient to make decisions regarding matters related to the 2005 stock option plan.

          Dividends and other distribution paid on or in respect of any shares of restricted stock may be paid directly to the participant or may be invested in additional shares of restricted stock as determined by the committee in its sole discretion.

          Acceleration of Options upon Corporate Transactions.    The outstanding options will accelerate upon occurrence of a change-of-control corporate transaction or sale of all or substantially all of assets in liquidation or dissolution of our company. In such event, each outstanding option will become fully vested and immediately exercisable, subject to the final determination of the committee. However, the outstanding options will not accelerate if the successor entity assumes our outstanding options or replace them with a cash incentive program that preserves the spread existing at the time of such corporate action and provides for the subsequent payout in accordance with the same vesting schedule applicable to our options.

          Automatic Acceleration.    At the time of grant or while the options are outstanding, the committee has discretion to allow automatic acceleration of one or more options upon occurrence of a change-of-control corporation transaction, whether or not our options are assumed or replaced by the successor entity. In addition, the committee may allow automatic acceleration for options if the holder’s service is terminated involuntarily within 18 months after the effectiveness of such corporate transaction.

          Option Agreement.    Options granted under our 2005 option plan are evidenced by a non-qualified stock option agreement that sets forth the terms, conditions and limitations for the options granted, including the exercise price, duration of the options and the vesting schedule.

          Vesting Schedule.    The outstanding options are subject to the vesting as specified in the option agreements. The earliest time for exercise of these options is July 1, 2007, but only up to 40% of these outstanding options are exercisable then. There must be a minimum six-month interval between each exercise. The second exercise of these options, together with the first exercise, may not exceed 70% of total outstanding options.

          Termination of Employment, Death and Disability.    In the event of termination of services other than for death, disability or misconduct, the unvested portion of the options shall immediately terminate and cease to remain outstanding. If an option holder dies or ceases to provide services to us for permanent disability, his or her options will become fully exercisable and will remain valid for exercise for a year. If an option holder ceases to provide services to us due to his or her misconduct, all the options held by such person shall immediately terminate, whether vested or unvested.

          Market Stand-Off.    In case of a public offering pursuant to a registration statement filed under the Securities Act, holders of our options may not sell, hypothecate, pledge or otherwise transfer for value or dispose of any shares acquired upon exercise of an option granted under our 2005 stock option plan without the prior written consent of us and the underwriters.  In event of a public offering, the market stand-off of the shares acquired upon exercise of an option shall be in effect for such period of time from and after the effective date of the final prospectus for the offering as may be required to execute such agreement as we or underwriter request in connection with the market stand-off.

          Transferability of Options.    The options granted under our 2005 stock option plan may not be transferred other than by will or operation of laws, except as otherwise agreed by the committee.

Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth, as of September 30, 2006, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

	Amount and Nature of Beneficial Ownership (1)

Name of Beneficial Owner	Number of Shares (2)		Percent of Voting Stock (3)

Xiangqian Li	21,233,437	(4)	43.4%
BAK Industrial park, No. 1 BAK Street Kuichong TownLonggang District, Shenzhen People’s Republic of China
Huanyu Mao	249,805		*
BAK Industrial park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China
Joseph R. Mannes	2,500		*
1700 Pacific, Suite 2000, Dallas, TX 75201, United States
Jay J. Shi	2,500		*
12 Marian Road, Acton, MA01710, United States
Richard Goodner	2,500		*
6608 Emerald Drive, Colleyville, TX76034, United States
Yongbin Han	312,256		*
BAK Industrial park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China
Yanlong Zou	124,903		*
BAK Industrial park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China
Shuquan Zhang	132,709		*
BAK Industrial park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China
Houde Liu	—		—
BAK Industrial park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China
Directors and executive officers as a group (9 persons)	22,060,610		45.1%

*	Denotes less than 1% of the outstanding shares of common stock

(1)

On September 30, 2006, there were 48,885,896 shares of common stock outstanding and no issued and outstanding preferred stock. Each person named above has the sole investment and voting power with respect to all shares of common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(3)

In determining the percent of voting stock owned by a person on September 30, 2006, (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 48,885,896 shares in the aggregate of common stock outstanding on September 30, 2006, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)

Mr. Li is a party to an Escrow Agreement pursuant to which he agreed to place 2,179,550 shares of his common stock into escrow for the benefit of the new investors relating to the share issuance in January 2005 in the event we fail to satisfy certain “performance thresholds”, as defined in the Escrow Agreement. Our previously reported net income for the fiscal year ended September 30, 2005 exceeded the “performance threshold” for such period; accordingly, 1,089,775 of the shares placed in escrow by Mr. Li were released to Mr. Li. Because the recognition of a compensation charge in this connection would cause our net income for fiscal 2005 fall below $12.0 million and therefore entitle the investors to the shares released, Mr. Li has undertaken to transfer to those new investors the shares that were released to him. The shares listed under Mr. Li in this table include 1,089,775 shares that are about to release to the investors from the escrow because we failed to satisfy the performance threshold in the fiscal year 2006 as required under the Escrow Agreement. Accordingly, the total number of shares held by Mr. Li listed in this table would be reduced by 2,179,550 after these shares are released to those investors. Mr. Li is also a party to a Lock-up Agreement pursuant to which he has agreed, except for distributions of his shares of common stock required under the Escrow Agreement, not to transfer his common stock for a period commencing January 20, 2005 and ending 12 months after the date our common stock is listed on either the Nasdaq Stock Market or another national stock exchange or quotation medium. Mr. Li is also a party to a Pledge Agreement pursuant to which he has agreed to pledge 19,110,093 shares of his common stock to Shenzhen Development Bank (Longgang Branch) as collateral for a comprehensive credit facility of Shenzhen BAK.

Item 13. Certain Relationships and Related Party Transactions.

           Shenzhen BAK has several outstanding short term bank loans and bills payable to (i) Agricultural Bank of China (Longgang/Shenzhen Eastern Branches), (ii) Shenzhen Commercial Bank (Shuibei Branch), (iii) Shenzhen Development Bank (Longgang Branch), (iv) China Construction Bank (Dapeng Branch), (v) Bank of China (Shenzhen Branch) respectively, the proceeds of which were used primarily to fund the operations of our manufacturing facility located at the BAK Industrial Park and for general working capital requirements. At September 30, 2006, we had aggregate amounts due and payable under these debt arrangements of $97.1 million, including short-term bank loans of $67.9 million and bills payable of $29.2 million. The debt arrangements bear interest at rates ranging from 5.022% to 5.67% and have maturity dates ranging from four to twelve months. Each loan is guaranteed by Mr. Li, our director, Chairman of the Board, President and Chief Executive Officer. Mr. Li has also pledged 19,110,093 of his 21,233,437 shares of our common stock to secure certain of our indebtedness. Mr. Li did not receive or is entitled to receive any consideration for the above referenced guarantees, and we are not independently obligated to indemnify any of those guarantors for any amounts paid by them pursuant to any guarantee.

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

          On September 30, 2004, Shenzhen BAK entered into a Financial Advisory Agreement with HFG International, Ltd., a Hong Kong corporation, pursuant to which HFG International agreed to provide BAK Battery with consulting help in implementing an organizational structure that would facilitate accessing the capital markets of the United States. In consideration for these services, HFG International was paid a fee of $400,000 in conjunction with the consummation of BAK Battery’s private placement on January 20, 2005. Timothy P. Halter, our former Chief Executive Officer, is the principal shareholder and an executive officer of HFG International. We believe the agreement was on terms at least as favorable to BAK Battery as those that could have been negotiated with an unaffiliated party providing similar services.

          On June 10, 2004, we issued 99,858 shares of our $ 0.001 par value common stock to Harry Miller, our former President and Chief Executive Officer, in full settlement of a debt in the amount of $49,929 that we owed to Mr. Miller. The price of the transaction was $0.50 per share. The last reported sale price for shares of our common stock prior to that issuance was $0.50 per share.

Item 14. Principal Accounting Fees and Services.

Independent Auditors’ Fees

          George Stewart, C.P.A. and Schwartz Levitsky Feldman LLP performed services for us in fiscal 2005, and Schwartz Levitsky Feldman LLP and KPMG performed services for us in fiscal 2006 related to financial statement audit work, quarterly reviews, audit of internal control over financial reporting and registration statement. Fees paid or payable to George Stewart, C.P.A., Schwartz Levitsky Feldman LLP and KPMG in fiscal 2006 and 2005 were as follows:

Year Ended September 30	2005	2006

Audit Fees	$161,000	$935,826
Audit-Related Fees	97,000	9,342
Tax Fees
All Other Fees

Total	$258,000	$945,168

Pre-Approval Policies and Procedures

          Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our audit committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our audit committee pre-approved the audit service performed by KPMG for our consolidated financial statements as of and for the year ended September 30, 2006 and our internal control over financial reporting as of September 30, 2006. As our audit committee was formed only in May 2006, there was no such pre-approval by our audit committee before George Stewart, C.P.A. and Schwartz Levitsky Feldman LLP performed their audit in fiscal 2005 and before KPMG performed the re-audit of our consolidated financial statements for fiscal 2003, 2004 and 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

           The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibit Listing

Exhibit Number	Description of Document

3.1	Articles of Incorporation of the Registrant
3.2	ByLaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)
10.1	China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)
10.2

China BAK Battery, Inc. Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.3

Form of Indemnification Agreement with the Registrant’s directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.4

Form of Employment Agreement between the Registrant and the Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.5

Form of Employment Agreement between the Registrant and Any Other Executive Officer (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.6

Form of Securities and Exchange Agreement, dated as of January 20, 2005, by and among BAK International, Ltd., Medina Coffee, Inc. and the stockholders of BAK International, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005)

10.7

Form of Escrow Agreement, dated as of January 20, 2005, by and among Medina Coffee, Inc., the selling stockholders, Xiangqian Li, and Securities Transfer Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005)

10.8

Form of Lock-up Agreement, dated as of January 20, 2005, by and between Medina Coffee, Inc. and Xiangqian Li (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005)

10.9

Form of Subscription Agreement between a subscriber and BAK International Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2005)

10.10

Form of Securities Purchase Agreement, dated as of September 14, 2005, by and among China BAK Battery, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 15, 2005)

10.11

Form of Registration Rights Agreement, dated as of September 16, 2005, by and among China BAK Battery, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 15, 2005)

10.12

Warrant issued by China BAK Battery, Inc. to Roth Capital Partners, LLC on September 16, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 30, 2005)

10.13

Warrant issued by China BAK Battery, Inc. to Global Hunter Securities LLC on September 16, 2005 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 30, 2005)

Exhibit Number	Description of Document

10.14

Summary of Comprehensive Credit Facility Agreement of Maximum Amount, dated as of March 23, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Shatoujiao Branch, Agricultural Bank of China (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2006)

10.15

Summary of Guaranty Contract of Maximum Amount, dated as of March 23, 2006, by and between Xiangqian Li and Shatoujiao Branch, Agricultural Bank of China (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2006)

10.16

Summary of Comprehensive Credit Facility Agreement of Maximum Amount, dated as of May 20, 2005, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Agricultural Bank of China (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2005)

10.17

Summary of Guaranty Contract of Maximum Amount, dated as of May 20, 2005, by and between BAK International Ltd. and Longgang Branch, Agricultural Bank of China (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2005)

10.18

Summary of Guaranty Contract of Maximum Amount, dated as of May 20, 2005, by and between Xiangqian Li and Longgang Branch, Agricultural Bank of China (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2005)

10.19

Comprehensive Credit Facility Agreement, dated as of August 24, 2005, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Construction Bank (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form SB-2/A filed with the Commission on November 29, 2005)

10.20

Irrevocable Letter of Guaranty (Applicable to Credit Facility Agreement), dated as of August 19, 2005, issued by Xiangqi Li to Shenzhen Branch, China Construction Bank (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form SB-2/A filed with the Commission on November 29, 2005)

10.21

Summary of Guaranty Contract of Comprehensive Credit Facilities, dated as of December 1, 2005, by and between BAK International Limited and Shenzhen Branch, China Construction Bank (incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on December 9, 2005)

10.22

Summary of Comprehensive Credit Facility Agreement of Maximum Amount, dated as of February 9, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2006)

10.23

Summary of Guaranty Contract of Maximum Amount, dated as of February 9, 2006, by and between BAK International Limited and Shenzhen Branch, China CITIC Bank (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2006)

10.24

Summary of Guaranty Contract of Maximum Amount, dated as of February 9, 2006, by and between Xiangqian Li and Shenzhen Branch, China CITIC Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2006)

10.25

Summary of Comprehensive Credit Facility Agreement, dated as of April 22, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.26

Summary of Guaranty Contract of Maximum Amount, dated as of April 21, 2006, by and between BAK International Limited and Shuibei Branch, Shenzhen Commercial Bank (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.27

Summary of Individual Guaranty Contract of Maximum Amount, dated as of April 21, 2006, by and between Xiangqian Li and Shuibei Branch, Shenzhen Commercial Bank (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.28

Summary of Pledge Contract of Maximum Amount, dated as of May 8, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

Exhibit Number	Description of Document

10.29

Individual Guaranty Contract of Maximum Amount, dated as of April 20, 2005, by and between Xiangqian Li and Shuibei Branch, Shenzhen Commercial Bank (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form SB-2/A filed with the Commission on November 29, 2005)

10.30

Summary of Guaranty Contract of Maximum Amount, dated as of April 21, 2005, by and between Shenzhen Tongli Hi-tech Co.,Ltd, as the Guarantor, with Shenzhn Commercial Bank to secure the indebtedness of Shenzhen BAK Battery Co., Ltd. (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form SB-2/A filed with the Commission on June 22, 2005)

10.31

Summary of Comprehensive Credit Facilities Agreement, dated as of April 5, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.32

Summary of Guaranty Contract of Maximum Amount, dated as of April 5, 2006, by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.33

Summary of Pledge Contract of Maximum Amount, dated as of April 5, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.34

Summary of Pledge Contract of Maximum Amount, dated as of April 5, 2006, by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.35

Summary of Mortgage Contract of Maximum Amount, dated as of April 5, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.36

Summary of Credit Facility Agreement for Commercial Draft Discount, dated as of April 29, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.37

Summary of Pledge Contract of Maximum Amount, dated as of April 29, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.38

Summary of Comprehensive Credit Facilities Agreement, dated as of April 7, 2005, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2005)

10.39

Guaranty Contract of Maximum Amount, dated as of April 28, 2005, by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2005)

10.40

Pledge Contract of Maximum Amount, dated as of April 28, 2005, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2005)

10.41

Pledge Contract of Maximum Amount, dated as of April 28, 2005, by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form SB-2/A filed with the Commission on June 22, 2005)

10.42

Summary of Mortgage Contract of Maximum Amount, dated as of April 11, 2005, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2005)

10.43

Summary of Comprehensive Credit Facility Agreement, dated as of March 5, 2005, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Minsheng Bank (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on August 19, 2005)

Exhibit Number	Description of Document

10.44

Summary of Loan Agreement, dated as of January 11, 2006, by and between Shenzhen Tongli Hi-tech Co., Ltd. and Shenzhen Nanshan Branch of Guangdong Development Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 18, 2006)

10.45

Summary of Guaranty Contract, dated as of January 11, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Nanshan Branch of Guangdong Development Bank to secure indebtedness of Shenzhen Tongli Hi-tech Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 18, 2006)

10.46

Guaranty Contract of Maximum Amount, dated as of September 16, 2005, by and between Shenzhen BAK Battery Co., Ltd. and Longhua Branch, Shenzhen Development Bank to secure indebtedness of Shenzhen Tongli Hi-tech Co., Ltd. (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form SB-2/A filed with the Commission on November 29, 2005)

10.47	Facility Letter dated July 5, 2006, by and between BAK International Limited and CITIC Ka Wah Bank
10.48	Summary of loan agreement dated July 11, 2006, by and between Shenzhen BAK Co., Ltd. and Agricultural Bank of China, Shenzhen Eastern Branch
10.49	Summary of loan agreement dated July 25, 2006, by and between Shenzhen BAK Co., Ltd. and Agricultural Bank of China, Shenzhen Eastern Branch
10.50	Application Letter for Drawing of Bank Loan Facility dated August 14, 2006, by and between Shenzhen BAK Battery Co., Ltd. and China Construction Bank, Shenzhen Branch
10.51	Summary of Comprehensive Credit Facility Agreement dated August 15, 2006, by and between Shenzhen BAK Co., Ltd. and Shenzhen Commercial Bank, Shuibei Branch
10.52	Guaranty Contract of Maximum Amount dated August 15, 2006, by and between BAK International Limited and Shenzhen Commercial Bank, Shuibei Branch
10.53	Application Letter for Drawing of Bank Loan Facility dated August 17, 2006, by and between Shenzhen BAK Battery Co., Ltd. and China Construction Bank, Shenzhen Branch
10.54	Summary of loan agreement dated August 23, 2006, by and between Shenzhen BAK Co., Ltd. and Agricultural Bank of China, Shenzhen Eastern Branch
10.55	Summary of loan agreement dated August 25, 2006, by and between Shenzhen BAK Co., Ltd. and Agricultural Bank of China, Shenzhen Eastern Branch
10.56	Credit Facility Agreement dated August 31, 2006, by and between Shenzhen BAK Co., Ltd. and Bank of China, Shenzhen Branch
10.57	Guaranty Contract of Maximum Amount dated August 31, 2006, by and between Xiangqian Li and Bank of China, Shenzhen Branch
10.58	Summary of loan agreement dated September 1, 2006, by and between Shenzhen BAK Co., Ltd. and Agricultural Bank of China, Shenzhen Eastern Branch
10.59	Summary of loan agreement dated September 7, 2006, by and between Shenzhen BAK Co., Ltd. and Agricultural Bank of China, Shenzhen Eastern Branch
10.60	Summary of loan agreement dated September 27, 2006, by and between Shenzhen BAK Co., Ltd. and Agricultural Bank of China, Shenzhen Eastern Branch
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Form S-1 filed with the Commission on October 11, 2006)
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CHINA BAK BATTERY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED SEPTEMBER 30, 2004, 2005 AND 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
China BAK Battery, Inc.:

We have audited the accompanying consolidated balance sheets of China BAK Battery, Inc. and subsidiaries (hereinafter collectively referred to as the “Group”) as of September 30, 2005 and 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of September 30, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2(q) to the consolidated financial statements, on October 1, 2005, the Group adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share-Based Payment”, using the modified prospective method, representing a change in the Group’s method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Group’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 8, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG
Hong Kong, China

December 8, 2006

China BAK Battery, Inc. and subsidiaries
Consolidated balance sheets
As of September 30, 2005 and 2006

(In US$)

	Note		2005	2006

Assets
Current assets
Cash and cash equivalents			$33,055,784	$21,099,555
Pledged deposits	3		19,392,280	12,971,989
Trade accounts receivable, net	4		43,863,782	64,332,171
Inventories	5		21,696,226	47,388,936
Prepayments and other receivables	6		2,155,570	1,134,770

Total current assets			120,163,642	146,927,421
Property, plant and equipment, net	8, 19		65,751,208	109,406,116
Lease prepayments, net	9		3,154,799	3,161,477
Intangible assets, net	10		53,379	74,682
Amounts due from related parties	20	(ii)	271,873	—
Deferred tax assets	7	(b)	91,294	85,598

Total assets			$189,486,195	$259,655,294

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated balance sheets
As of September 30, 2005 and 2006 (continued)

(In US$)

	Note		2005	2006

Liabilities
Current liabilities
Short-term bank loans	11		$39,545,230	$67,899,908
Accounts and bills payable			45,118,786	48,316,250
Accrued expenses and other payables	12		14,279,591	25,880,985
Share-based payment liabilities	17		—	3,625,165

Total current liabilities			98,943,607	145,722,308
Deferred tax liabilities	7	(b)	233,445	304,957

Total liabilities			99,177,052	146,027,265

Commitments and contingencies	19
Shareholders’ equity
Ordinary shares US$0.001 par value; 100,000,000 authorized; 48,878,396 and 48,885,896 issued and outstanding as of September 30, 2005 and 2006 respectively	13		48,878	48,886
Additional paid-in-capital			67,415,501	68,126,689
Statutory reserves	23		3,034,141	5,791,718
Retained earnings			18,805,368	36,212,357
Accumulated other comprehensive income			1,005,255	3,448,379

Total shareholders’ equity			90,309,143	113,628,029

Total liabilities and shareholders’ equity			$189,486,195	$259,655,294

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of income and comprehensive income
For the years ended September 30, 2004, 2005 and 2006

(In US$)

	Note		2004	2005	2006

Net revenues	22		$63,746,202	$101,921,583	$143,829,016
Cost of revenues	8, 16		(50,293,766)	(76,046,927)	(104,196,278)

Gross profit			13,452,436	25,874,656	39,632,738

Operating expenses:
Research and development costs	8, 16		(328,779)	(541,735)	(2,935,134)
Sales and marketing expenses	8, 16		(1,804,705)	(3,854,490)	(5,054,624)
General and administrative expenses	8, 16		(2,546,434)	(5,994,600)	(9,071,615)

Total operating expenses			(4,679,918)	(10,390,825)	(17,061,373)

Operating income			8,772,518	15,483,831	22,571,365
Finance costs, net	15		(454,263)	(845,327)	(1,888,313)
Gain on trading securities			—	—	279,260
Other expenses			(9,685)	(490,018)	(204,854)

Income before income taxes			8,308,570	14,148,486	20,757,458
Income taxes	7	(a)	(506,632)	(651,938)	(592,892)

Net income			$7,801,938	$13,496,548	$20,164,566

Other comprehensive (loss) / income
- Foreign currency translation adjustment			(118)	1,005,425	2,443,124

Comprehensive income			$7,801,820	$14,501,973	$22,607,690

Net income per share:
-Basic	14		$0.25	$0.35	$0.41

-Diluted	14		$0.25	$0.35	$0.41

Weighted average number of ordinary shares:
-Basic	14		31,225,642	38,288,874	48,879,608

-Diluted	14		31,225,642	38,408,625	48,912,963

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of shareholders’ equity
For the years ended September 30, 2004, 2005 and 2006

(In US$)

		Ordinary shares					Accumulated other comprehensive income/(loss)	Total shareholders’ equity
				Additional paid -in-capital	Statutory reserves	Retained earnings
	Note	Number of shares	amount

Balance as of October 1, 2003		31,225,642	$31,226	$1,176,927	$651,583	$3,758,352	$(52)	$5,618,036
Capital contributions from Shareholders	13	—	—	10,875,918	—	—	—	10,875,918
Net income		—	—	—	—	7,801,938	—	7,801,938
Deemed distribution to the controlling shareholder- payment for intangible assets	20	—	—	—	—	(3,866,088)	—	(3,866,088)
Appropriation to statutory reserves		—	—	—	1,072,663	(1,072,663)	—	—
Foreign currency translation adjustment		—	—	—	—	—	(118)	(118)

Balance as of September 30, 2004		31,225,642	31,226	12,052,845	1,724,246	6,621,539	(170)	20,429,686
Net income		—	—	—	—	13,496,548	—	13,496,548
Reverse acquisition	1	1,152,458	1,152	—	—	(2,824)	—	(1,672)
Issuance of ordinary shares, net of transaction costs of US$5,070,091	13	16,500,296	16,500	55,362,656	—	—	—	55,379,156
Appropriation to statutory reserves		—	—	—	1,309,895	(1,309,895)	—	—
Foreign currency translation adjustment		—	—	—	—	—	1,005,425	1,005,425

Balance as of September 30, 2005		48,878,396	48,878	67,415,501	3,034,141	18,805,368	1,005,255	90,309,143
Net income		—	—	—	—	20,164,566	—	20,164,566
Share-based compensation for employee stock awards	17	—	—	2,625,269	—	—	—	2,625,269
Cancellation of 1,400,000 employee stock options, replaced by restricted shares awards which are classified as liability award	17	—	—	(2,045,393)	—	—	—	(2,045,393)
Share-based compensation for common stock granted to non-employee directors	17	—	—	131,320	—	—	—	131,320
Issuance of common stock to non-employee directors	17	7,500	8	(8)	—	—	—	—
Appropriation to statutory reserves		—	—	—	2,757,577	(2,757,577)	—	—
Foreign currency translation adjustment		—	—	—	—	—	2,443,124	2,443,124

Balance as of September 30, 2006		48,885,896	$48,886	$68,126,689	$5,791,718	$36,212,357	$3,448,379	$113,628,029

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2004, 2005 and 2006

(In US$)

	2004	2005	2006

Cash flow from operating activities
Net income	$7,801,938	$13,496,548	$20,164,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,758,476	3,580,791	5,815,706
Bad debt expense	326,990	769,807	(555,593)
Share-based compensation	—	—	4,336,361
Deferred income taxes	56,177	98,288	72,810
Changes in operating assets and liabilities:
Trade accounts receivable	(14,561,780)	(23,675,275)	(19,938,136)
Inventories	(21,542,204)	7,839,759	(25,692,710)
Prepayments and other receivables	69,451	(572,594)	456,086
Accounts and bills payable	28,850,284	5,005,424	4,273,690
Accrued expenses and other payables	833,485	1,471,678	5,382,463

Net cash provided by/(used in) operating activities	3,592,817	8,014,426	(5,684,757)

Cash flow from investing activities
Purchases of property, plant and equipment	(28,253,804)	(30,593,615)	(41,382,163)
Purchases of intangible assets	(46,602)	(2,015)	(33,738)

Net cash used in investing activities	$(28,300,406)	$(30,595,630)	$(41,415,901)

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2004, 2005 and 2006 (continued)

(In US$)

	2004	2005	2006

Cash flow from financing activities
Proceeds from borrowings	$43,066,650	$63,011,550	$99,036,333
Repayment of borrowings	(17,429,652)	(52,582,798)	(70,681,655)
(Increase) / decrease in pledged deposits	(6,299,377)	(12,272,211)	6,420,291
Amounts (paid to) / received from related parties	(911,093)	639,220	271,873
Advances from / (repayments to) Changzhou Lihai Investment Consulting Co., Ltd.	1,812,316	(1,812,316)	—
Deemed distribution to shareholder - intangible assets	(3,866,088)	—	—
Proceeds from issuance of capital stock, net	10,875,918	55,379,156	—
Contribution from shareholders acquiring shares of BAK International Limited	—	11,500,000	—
Distribution to shareholders in connection with the acquisition of shares of China BAK Battery, Inc.	—	(11,500,000)	—

Net cash provided by financing activities	27,248,674	52,362,601	35,046,842

Effect of exchange rate changes on cash and cash equivalents	166	62,211	97,587

Net increase / (decrease) in cash and cash equivalents	2,541,251	29,843,608	(11,956,229)
Cash and cash equivalents at the beginning of year	670,925	3,212,176	33,055,784

Cash and cash equivalents at the end of year	$3,212,176	$33,055,784	$21,099,555

Supplemental disclosure of cash flow information:
Cash received during the year for:
Bills receivable discounted to bank	$2,492,151	$11,726,378	$19,813,271

Proceeds from disposal of trading securities	$—	$—	$3,981,274

Cash paid during the year for:
Income taxes	$338,912	$487,808	$747,548

Interest, net of amounts capitalized	$427,535	$842,145	$1,874,351

Purchases of trading securities	$—	$—	$3,702,014

Investing activities not requiring the use of cash and cash equivalents:
Sale of equipment in exchange for inventories	$—	$—	$1,076,226

Purchase of equipment in exchange for settlement of prepayments and other receivables	$—	$—	$561,588

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006

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

Basis of Presentation and Organization

As of September 30, 2006, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); and iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established in August 2005 in the PRC.

BAK International, a non-operating holding company that had substantially the same shareholders as Shenzhen BAK, entered into a share swap transaction with Shenzhen BAK on November 6, 2004 for the purpose of the subsequent reverse acquisition of the interest of China BAK as described below.  Pursuant to the terms of the transaction, the parties exchanged all outstanding shares of their capital stock for US$11.5 million in cash, and as a result, BAK International became the parent company of Shenzhen BAK.  Certain shareholders of Shenzhen BAK, representing ownership interests of approximately 1.85%, elected not to acquire shares in BAK International.  The non-participating shareholders of Shenzhen BAK sold their right to acquire their proportional ownership interests in BAK International for cash, and the proportionate interests in BAK International to which the non-participating shareholders were entitled were acquired by the transferees.  After the share swap transaction between BAK International and the shareholders of Shenzhen BAK was complete, there were 31,225,642 shares of BAK International stock outstanding, exactly the same as the number of shares of capital stock of Shenzhen BAK outstanding immediately prior to the share swap, and the shareholders of BAK International were substantially the same as the shareholders of Shenzhen BAK prior to the share purchases.  Consequently, the share purchases between BAK International and the shareholders of Shenzhen BAK have been accounted for as a reverse acquisition of Shenzhen BAK with no adjustment to the historical basis of the assets and liabilities of Shenzhen BAK, and the operations were consolidated as though the transactions occurred as of the beginning of the first accounting period presented in the accompanying consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

Basis of Presentation and Organization (continued)

On January 20, 2005, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of US$17,000,000.  In conjunction with this financing, Mr Li Xiangqian, the Chairman and Chief Executive Officer of the Company, agreed to place 2,179,550 shares of the Company’s common stock owned by him into an escrow account, of which 50% are to be released to the investors in the private placement if audited net income of the Group for the fiscal year ended September 30, 2005 is not at least US$12,000,000, and the remaining 50% are to be released to investors in the private placement if audited net income of the Group for the fiscal year ended September 30, 2006 is not at least US$27,000,000.  If the audited net income of the Group for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr Li Xiangqian (the “Escrow Arrangement”).

The Escrow Arrangement regarding the shares placed by Mr Li Xiangqian in an escrow account and the subsequent potential release of those shares based on the fulfillment of certain performance thresholds constitutes a compensatory plan to Mr Li Xiangqian. A compensation charge should be recorded in the financial statements of the Company should these performance thresholds be achieved and shares released to Mr Li Xiangqian. However, as the Company did not meet the performance threshold for the years ended September 30, 2005 and 2006 after consideration of the related compensation charge, the Company has determined that the threshold has not been achieved and no compensation charge was recorded by the Company for the years ended September 30, 2005 and 2006.

While the 1,089,775 escrow shares relating to the 2005 performance threshold were previously released to Mr Li Xiangqian, Mr Li Xiangqian has undertaken on August 21, 2006, to return those shares to the escrow agent for the distribution to relevant investors. Because the Company failed to satisfy the performance threshold for the fiscal year ended September 30, 2006, the remaining 1,089,775 escrow shares relating to the fiscal year 2006 performance threshold would be released to the relevant investors.

Also on January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International.  The swap was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement entered by and among China BAK, BAK International and the shareholders of BAK International on January 20, 2005.  Pursuant to the Agreement, the Company issued 39,826,075 shares of common stock, par value US$0.001 per share, to the shareholders of BAK International (including 31,225,642 shares to the original shareholders and 8,600,433 shares to new investors), representing approximately 97.2% of the Company’s post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International.

The share swap transaction has been accounted for as a capital-raising transaction of the Company whereby the historical financial statements and operations of Shenzhen BAK are consolidated using historical carrying amounts.  The 1,152,458 shares of China BAK outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of US$1,672.  The accompanying consolidated financial statements reflect the capital-raising transaction of the Company as if the transaction occurred as of the beginning of the first period presented.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

2	Summary of Significant Accounting Policies and Practices

(a)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries.  All significant inter-company balances and transactions have been eliminated on consolidation.

(b)	Cash and Cash Equivalents

Cash consists of cash on hand and in banks.  The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents.  As of September 30, 2005 and 2006, there were no cash equivalents.

(c)	Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in the general and administrative expenses.

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

Inventories are stated at the lower of cost and market. The cost of inventories is determined using weighted average cost method, and includes expenditure incurred in acquiring the inventories and bringing them to their existing location and condition. In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

(e)	Investment Securities (continued)

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

Construction in progress mainly represents expenditures in respect of the Company’s new corporate campus, including offices, factories and staff dormitories, under construction.  All direct costs relating to the acquisition or construction of the Company’s new corporate campus and equipment, including interest charges on borrowings, are capitalized as construction in progress.  No depreciation is provided in respect of construction in progress.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

(h)	Foreign Currency Transactions and Translation (continued)

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective years:

September 30, 2006
Balance sheet	RMB 7.90870 to US$1.00
Statement of income and comprehensive income	RMB 8.02857 to US$1.00

September 30, 2005
Balance sheet	RMB 8.0920 to US$1.00
Statement of income and comprehensive income	RMB 8.2413 to US$1.00

September 30, 2004
Balance sheet	RMB 8.2769 to US$1.00
Statement of income and comprehensive income	RMB 8.2767 to US$1.00

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

(k)	Revenue Recognition

The Company recognizes revenue on product sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances.  The Company is subject to VAT which is levied on the majority of the products of Shenzhen BAK and BAK Electronics at the rate of 17% on the invoiced value of sales.  Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.  Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized.  The provision for sales returns, which is based on historical sales returns data, is the Company’s best estimate of the amounts of goods that will be returned from its customers.

(l)	Cost of Revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products.  Write-down of inventory to lower of cost or market is also recorded in cost of revenues.

(m)	Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

(n)	Research and Development and Advertising Costs

Research and development costs are expensed as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development.  Advertising cost, included in sales and marketing expenses, amounted to US$201,200, US$297,998 and US$234,379 for the years ended September 30, 2004, 2005 and 2006 respectively.

(o)	Bills Payable

Bills payable represent bills issued by financial institutions to the Company’s vendors. The Company’s vendors receive payments from the financial institutions directly upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

(p)	Government Grants

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt.  Government grants are used either for purchases of assets or to subsidize the research and development expenses incurred.

For purchases of assets, government grants are deducted from the carrying amount of the assets.  For the research and development expenses, the Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses incurred.

Government grants of US$120,821, US$60,670 and US$62,278 were offset against the research and development costs for the years ended September 30, 2004, 2005 and 2006 respectively.  Government grants recorded as deferred income amounted to US$185,368 and US$777,625 as at September 30, 2005 and 2006 respectively.

(q)	Share-based Compensation

Prior to October 1, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinions No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations including Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if on the date of grant the market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As permitted by the accounting standards, the Company elected to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended.

In December 2004, the FASB issued SFAS 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the Company to measure and recognize compensation expenses for an award of equity instrument based on the grant-date fair value. The cost is recognized over the vesting period (or the requisite service period).  SFAS 123R also requires the Company to measure the cost of a liability-classified award based on its current fair value. The fair value of the award will be remeasured subsequently at each reporting date through the settlement date.  Changes in far value during the requisite service period will be recognized as compensation cost over that period. Further, SFAS 123R requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.

This statement replaces SFAS 123 and supersedes APB 25. The Company adopted SFAS 123R commencing from October 1, 2005.

The Company has used the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested on October 1, 2005. Under the modified prospective method, the Company has not adjusted the financial statements for periods ended on or prior to September 30, 2005.  Under the modified prospective method, the adoption of SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after September 30, 2005, as well as to the unvested portion of awards outstanding as of October 1, 2005.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

The following table illustrates the effect on net income and net income per share for the year ended September 30, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates:

September 30, 2005

Net income, as reported	$13,496,548
Deduct: Total stock-based employee compensation expenses determined under the fair value, net of related tax effects	(1,068,243)

Pro forma net income	$12,428,305

Net income per share
As reported - Basic	$0.35

- Diluted	$0.35

Pro-forma - Basic	$0.32

- Diluted	$0.32

The fair value of each option award is estimated on the date of grant using a Black-Scholes Option Valuation Model that uses the assumptions noted in the following table. The expected volatility was based on the historical volatilities of the Company’s listed common stock in the United States and other relevant market information. The Company uses historical data to estimate share option exercises and employee departure behaviour used in the valuation model. The expected terms of share options granted is derived from the output of the option pricing model and represents the period of time that share options granted are expected to be outstanding.  Since the share options once exercised will primarily trade in the U.S. capital market, the risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

(r)	Retirement and Other Postretirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to cost of revenues, research and development costs, sales and marketing expenses and general and administrative expenses in the consolidated statements of income and comprehensive income as and when the related employee service is provided.

(s)	Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the period.  In fiscal year 2006, dilutive potential ordinary shares consist of the share warrants issued to the financial advisors.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

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

FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

SFAS 157, Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

Staff Accounting Bulletin (“SAB”) No. 108

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

3	Pledged Deposits

Pledged deposits at September 30, 2005 and 2006 consist of the following:

	2005	2006

Pledged deposits with banks for:
General banking facilities	$6,426,100	—
Bills payable	12,966,180	12,971,989

	$19,392,280	12,971,989

Deposits pledged for general banking facilities are generally released when the relevant bank loans are repaid upon maturity (see Note 11).

4	Trade Accounts Receivable, net

Trade accounts receivable at September 30, 2005 and 2006 consist of the following:

	2005	2006

Trade accounts receivable	$44,973,292	$56,197,229
Less: Allowance for doubtful accounts	(1,593,538)	(1,063,285)

	43,379,754	55,133,944
Bills receivable	484,028	9,198,227

	$43,863,782	$64,332,171

An analysis of the allowance for doubtful accounts for the years ended September 30, 2004, 2005 and 2006 is as follows:

	2004	2005	2006

Balance at beginning of year	$461,982	$764,362	$1,593,538
Addition / (reversal) of bad debt expense, net	302,380	796,987	(558,719)
Foreign exchange adjustment	—	32,189	28,466

Balance at end of year	$764,362	$1,593,538	$1,063,285

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

5	Inventories

Inventories at September 30, 2005 and 2006 consist of the following:

	2005	2006

Raw materials	$9,323,864	$20,693,915
Work-in-progress	2,698,554	5,686,328
Finished goods	9,673,808	21,008,693

	$21,696,226	$47,388,936

Part of the Company’s inventories with carrying value of US$7,661,888 and US$10,115,442 as of September 30, 2005 and 2006, respectively, was pledged as collateral under certain loan agreements (see Note 11).

6	Prepayments and Other Receivables

Prepayments and other receivables at September 30, 2005 and 2006 consist of the following:

	2005	2006

Prepayments for raw materials and others	$1,588,867	$905,933
Other receivables	598,309	263,569
Less: Allowance for doubtful accounts	(31,606)	(34,732)

	$2,155,570	$1,134,770

7	Income Taxes

United States Tax

China BAK is subject to United States of America tax law.  No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the years ended September 30, 2004, 2005 and 2006.  The statutory tax rate for each of the years ended December 31, 2004, 2005 and 2006 is 35%.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

PRC Tax

Shenzhen BAK and BAK Electronics are both registered and operate in Shenzhen, the PRC, and are recognized as “Manufacturing Enterprise Located in Special Economic Zone”.  As a result, they are entitled to a preferential enterprise income tax rate of 15%.  In accordance with the relevant income tax laws, the profits of Shenzhen BAK and BAK Electronics are fully exempted from income tax for two years, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption for the immediate next three calendar years (“tax holiday”).

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and will end on December 31, 2006. In addition, due to the additional capital invested in Shenzhen BAK in both 2005 and 2006, Shenzhen BAK was granted a lower income tax rate of 3.309% and 1.7% in calendar year 2005 and 2006, respectively.

BAK Electronics is currently exempted from any enterprise income tax due to cumulative tax losses.

(a)	Income taxes in the consolidated statements of income and comprehensive income

Income taxes consist of:

	2004	2005	2006

Current tax	$450,455	$553,650	$520,082
Deferred tax	56,177	98,288	72,810

	$506,632	$651,938	$592,892

Substantially all of the Group’s income before income taxes and related tax expenses are from PRC sources.  Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 35% to income before income tax for the three years ended September 30, 2004, 2005 and 2006 for the following reasons:

	2004	2005	2006

Income before income taxes	$8,308,570	$14,148,486	$20,757,458

Computed “expected” income tax expense at 35%	2,908,000	4,951,970	7,265,110
Change in the balance of the valuation allowance for deferred tax assets	—	—	1,072,296
Foreign tax rate differential	(1,651,077)	(2,742,422)	(4,765,560)
Non- taxable income	(24,629)	(40,630)	(184,713)
Non-deductible expenses
- Share-based compensation	—	—	630,759
- Other non-deductible expenses	9,659	121,686	51,772
Tax holiday	(735,321)	(1,638,666)	(3,476,772)

Actual income tax expenses	$506,632	$651,938	$592,892

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

The significant components of deferred income tax expense for the three years ended September 30, 2004, 2005 and 2006 are as follows:

	2004	2005	2006

Deferred tax expenses / (income)	$56,177	$98,288	$(999,486)
Valuation allowance for deferred tax assets	—	—	1,072,296

	$56,177	$98,288	$72,810

(b)	Deferred taxation

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2005 and 2006 are presented below:

	2005	2006

Deferred tax assets
Trade accounts receivable	$40,503	$20,779
Inventories	12,417	7,168
Accrued expenses and other payables	31,718	50,841
Property, plant and equipment	6,656	6,810
Net operating loss carried forward	—	1,072,296

Total gross deferred tax assets	91,294	1,157,894
Less: valuation allowance	—	(1,072,296)

Net deferred tax assets	$91,294	$85,598

Deferred tax liabilities
Property, plant and equipment	$233,445	$304,957

Net deferred tax liabilities	$233,445	$304,957

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets as of September 30, 2005 and 2006 are more likely than not to be realized, except for the deferred tax assets relating to the net operating loss carried forward incurred by the Company itself.

In order to fully realize the deferred tax asset of US$1,072,296 arising from the net operating loss carried forward of approximately US$3,064,000 incurred by the Company itself, the Company will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2026.  As the Company is a non-operating holding company and currently does not expect those unremitted earnings of its foreign subsidiaries to reverse and become taxable to the Company, it is more likely than not that the Company will not realize the benefits of its net operating loss carried forward.  Therefore, full valuation allowance of US$1,072,296 was provided for the deferred tax assets in this respect.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries of approximately US$42,034,000 as of September 30, 2006 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future.  A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.  Calculation of related unrecognized deferred tax liability is not practicable.

8	Property, Plant and Equipment, net

Property, plant and equipment at September 30, 2005 and 2006 consist of the following:

	2005	2006

Buildings	$31,573,531	$63,508,910
Machinery and equipment	19,756,528	30,658,968
Office equipment	459,408	750,115
Motor vehicles	671,177	1,018,042
Leasehold improvements	346,118	—

	52,806,762	95,936,035
Accumulated depreciation and amortization	(5,715,375)	(9,925,557)
Construction in progress	18,659,821	23,395,638

	$65,751,208	$109,406,116

(i)	Depreciation and amortization expense is included in the consolidated statements of income and comprehensive income as follows:

	2004	2005	2006

Cost of revenues	$1,635,971	$2,906,335	$4,468,704
Research and development costs	12,828	78,581	259,721
Sales and marketing expenses	8,603	416,701	539,412
General and administrative expenses	69,756	106,636	466,861

	$1,727,158	$3,508,253	$5,734,698

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the years ended September 30, 2004, 2005 and 2006, the Company capitalized interest of approximately US$545,000, US$1,088,000 and US$460,486, respectively, to the cost of construction in progress.

(iii)	Pledged Property, Plant and Equipment

As of September 30, 2005 and 2006, machinery and equipment with net book value of US$8,221,587 and US$6,253,302 of the Company were pledged as collateral under certain loan arrangements (see Note 11).

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

9	Lease Prepayments, net

Lease prepayments at September 30, 2005 and 2006 consist of the following:

	2005	2006

Lease prepayments	$3,246,791	$3,322,042
Accumulated amortization	(91,992)	(160,565)

	$3,154,799	$3,161,477

Lease prepayments represent the prepaid land use right.  The land on which the Company’s new corporate campus is being constructed is owned by the PRC government.  According to the agreement with the local government of Kuichong Township of Longgang District of Shenzhen, the Company is obligated to pay approximately US$13.6 per square meter to the local government to obtain the right to use the land for a period of 50 years.  According to the preliminary measurement conducted in 2004, total consideration payable by the Company in respect of the land use right amounted to US$4,029,038, which was reduced to US$3,246,791 in accordance with  the results of final measurement by the local government in 2005. The balance of US$3,031,000 is still outstanding at September 30, 2006.  The local government granted permission to the Company to commence the construction of the new production plant.  However, the Company has not yet obtained their certificate of land use right (see Note 19). The outstanding balance will become due and payable upon the receipt of the certificate of the land use right.

Amortization expenses for the above lease prepayments were approximately US$26,000, US$66,000 and US$69,000 for the years ended September 30, 2004, 2005 and 2006 respectively.  Estimated amortization expense for the next five years is approximately US$69,000 each year.

10	Intangible Assets, net

Intangible assets at September 30, 2005 and 2006 consist of the following:

	2005	2006

Trademarks, software and technology	$65,919	$99,657
Less: Accumulated amortization	(12,540)	(24,975)

	$53,379	$74,682

Intangible assets represent the trademarks, computer software and technology used for battery production.

Amortization expenses for these intangible assets were approximately US$5,000, US$7,000 and US$12,000 for the years ended September 30, 2004, 2005 and 2006 respectively.  Estimated amortization expense for the next five years is approximately US$15,000 each year.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

11	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	2005	2006

Pledged deposits	$6,426,100	$—
Inventories	7,661,888	10,115,442
Machinery and equipment, net	8,221,587	6,253,302

	$22,309,575	$16,368,744

As of September 30, 2005 and 2006, the Company had several short-term bank loans with aggregate outstanding balances of US$39,545,230 and US$67,899,908 respectively.  The loans were primarily obtained for general working capital, carried interest rates ranging from 5.022% to 5.85% per annum, and had maturity dates ranging from 4 to 12 months.  Each loan is guaranteed by Mr. Li Xiangqian, Chairman of the Company, or Jilin Province Huaruan Technology Co., Ltd. (“Huaruan”), a company owned by Mr. Li Xiangqian, or other non-related parties. Neither Huaruan, Mr. Li Xiangqian nor other non-related parties received any compensation for acting as guarantors.

Certain shares of the Company were pledged by Mr. Li Xiangqian in order to secure these short-term bank loans as at both September 30, 2005 and 2006.  In addition, the Company is subject to certain covenants, which require the Company to comply with certain financial ratio, for its loan facilities which are tested on a monthly basis.  If the Company fails to meet the requirements, the outstanding bank loans, including interest and penalties due thereunder, will accelerate and become immediately due and payable.  As of September 30, 2006, the Company is in compliance with all of these requirements.

12	Accrued Expenses and Other Payables

Accrued expenses and other payables at September 30, 2005 and 2006 consist of the following:

	Notes	2005	2006

Land use rights payable		$2,962,560	$3,031,223
Construction costs payable		5,241,883	9,815,947
Equipment purchases payable		2,295,083	6,243,100
Customer deposits	(a)	655,065	342,579
Other payables and accruals	(b)	2,458,072	5,568,961
Staff and workers’ welfare and bonus fund		666,928	879,175

		$14,279,591	$25,880,985

(a)	Customer deposits were received from customers in connection with orders of products to be delivered in future periods.

(b)	Other payables and accruals included deferred income from receipts of government grants amounting to US$185,368 and US$777,625 at September 30, 2005 and 2006, respectively.

Other payables and accruals as of September 30, 2006 also include payable for liquidated damage of US$290,575 (see Note 24).

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

13	Shareholder’s Equity

During the year ended September 30, 2004, the shareholders contributed US$10,875,918 in cash to Shenzhen BAK, which has been recorded as an increase to additional paid-in-capital in the consolidated financial statements.

On January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International, as more fully described in Note 1.  Prior to and in connection with the completion of the share swap transaction with BAK International, China BAK sold 8,600,433 shares of its ordinary shares to new investors in a private placement, as more fully described in Note 1.

On September 16, 2005, the Company sold 7,899,863 shares of its common stock to new investors for US$43,449,247.  The Company granted certain registration rights to such purchasers, including a covenant to file with the Securities and Exchange Commission a registration statement covering their shares.  Pursuant to the terms of the registration rights agreement, if the registration statement ceases to be effective and available to the relevant investors at any time prior to the expiration of the registration rights agreement for more than an aggregate of 30 trading days, the Company shall pay to each investor as liquidated damage (1) an amount in cash equal to 1.0% of the aggregate investment amount; (2) on each monthly anniversary of the date exceeding the 30 trading days, an amount in cash equal to 1.5% of the aggregate investment amount on a date pro-rata basis until the registration statement resumes to take effect.  The Company also issued warrants to purchase 631,989 shares of its common stock at an exercise price of US$7.92 per share, being 110% of the share price as of the grant date, exercisable for three years after the date of issuance, as a fee to its financial advisors and other external parties in connection with this transaction.  The grant date fair value of the warrants amounted to US$1,630,532 and has been recorded within additional paid-in-capital as a cost of the offering, and therefore, the issuance of the share warrants does not have any impact on the net income.

On August 15, 2006, the post-effectiveness amendment filed with the SEC on August 4, 2006 became effective and terminated the effectiveness of the Company’s previously filed registration statement.

The current registration statement was filed subsequent to the year-end date on October 11, 2006 and became effective on October 19, 2006. As there was no effective registration statement for the shares available to the relevant investors with registration rights for over 30 trading days, the Company recognized in general and administrative expenses an amount of US$290,575 for the liquidated damages incurred up to September 30, 2006.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

14	Net Income per Share

The calculation of basic net income per share is based on the net income for the year ended September 30, 2006 attributable to equity shareholders of US$20,164,566 (2004: US$7,801,938; 2005: US$13,496,548) and the weighted average number of ordinary shares of 48,879,608 in issue during the year (2004: 31,225,642; 2005: 38,288,874).

The calculation of diluted net income per share is based on the net income for the year ended September 30, 2006 attributable to equity shareholders of US$20,164,566 (2004: US$7,801,938; 2005: US$13,496,548) and the weighted average number of ordinary shares of 48,912,963 in issue during the year 2006 (2004: 31,225,642; 2005: 38,408,625) after adjusting for the number of 33,355 dilutive potential ordinary shares. Share warrants granted to external financial advisors (see Note 13) are included in the computation of diluted net income per share for fiscal year 2006. Stock options granted to employees (see Note 17) and restricted shares granted to non-employee directors (see Note 17) are excluded from the computation of diluted net income per share as the stock options and restricted shares were both anti-dilutive.

15	Finance Costs, net

Details of finance costs are summarized as follows:

	2004	2005	2006

Total interest cost incurred	$972,559	$1,930,054	$2,750,102
Less: Interest capitalized	(545,024)	(1,087,909)	(460,486)
Interest income	(26,159)	(60,624)	(523,135)
Other	52,887	63,806	121,832

	$454,263	$845,327	$1,888,313

16	Pension and Other Postretirement Benefits

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 8% to 11% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The total amount of contributions charged to expense in the accompanying consolidated statements of income and comprehensive income are presented as follows:

	2004	2005	2006

Cost of revenues	$156,743	$421,975	$844,182
Research and development costs	3,219	12,705	42,456
Sales and marketing expenses	20,422	144,977	115,557
General and administrative expenses	28,460	115,020	107,076

	$208,844	$694,677	$1,109,271

The Company has no other obligation to make payments in respect of retirement benefits of the employees.  The state-sponsored retirement plan is responsible for the entire pension obligations payable to all employees.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

17	Share- based Compensation

The Company grants share options to officers and employees to reward for services and restricted ordinary shares to its non-employee directors.

Employee Stock Option Plan

In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to 4,000,000 shares of the Company’s common stock. The exercise price of the options granted, pursuant to the Plan, must be at least equal to the fair market value of the Company’s common stock at the date of the grant. The Plan will terminate on May 16, 2055.

Pursuant to the Plan, the Company issued 2,000,000 options with an exercise price of US$6.25 per share on May 16, 2005. In accordance with the vesting provisions of the grants, the options will become vested and exercisable under the following schedule:

Numbers of Share	Percentage of Options Issued	Initial Vesting Date

800,000	40%	July 1, 2007
600,000	30%	January 1, 2008
600,000	30%	July 1, 2008

2,000,000	100%

A summary of share option plan activity for the year ended September 30, 2006 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term

Outstanding as of October 1, 2005	1,830,000	$6.25
Granted	—	—
Exercised	—	—
Forfeited	(30,000)	6.25
Cancelled	(1,400,000)	6.25

Outstanding as of September 30, 2006	400,000	$6.25	5 years

Exercisable as of September 30, 2006	—	—	—

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. The Company recorded non-cash share-based compensation expense of US$2,625,000 for the year ended September 30, 2006 in respect of share options granted in 2005, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

On September 22, 2006, the Compensation Committee approved the form of Termination and Release Agreement covering the cancellation of 1,400,000 shares of stock options granted to the optionees who are residents of the PRC.  The Compensation Committee also consented to adopt the terms and provisions for Restricted Stock Grant Agreement covering the issuance of restricted stock, and will determine during the first quarter of fiscal year 2007 an appropriate number of shares of restricted stock that will be granted to these optionees under the Plan (“the Replacement Awards”).  Fair value of the Replacement Awards to be granted to each optionee will approximate that of the stock options given up by each optionee.  The Replacement Awards are classified as liability-classified awards until such time that the number of shares of restricted stock is determined.

The Company has estimated the fair value of the Replacement Awards to be $4.72 per share as of September 30, 2006, based on the estimated fair value of the cancelled options using following assumptions.  The Company used the Black-Scholes Option Valuation Model, of which method of assumptions are consistent with those stated in Note 2(q).

Expected volatility	88.39%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

Fair value of the share-based payment liabilities arising from the Replacement Awards amounted to US$3,625,165 as of September 30, 2006.  The Company has reclassified US$2,045,393 of previously recognized compensation costs of cancelled option from shareholder’s equity to share-based payment liabilities. In this connection, additional costs totalling US$1,579,772 were charged to the consolidated statement of income and comprehensive income, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs respectively.

As such stock-based compensation is not deductible for income tax purpose in the PRC and the Company is not expected to generate operating profits to realize the tax benefit arising from its net operating loss carried forward, no income tax benefits were recognized in this respect for the year ended September 30, 2006.

As of September 30, 2006, there were unrecognized compensation costs of approximately US$663,000 and US$2,983,000 related to non-vested share options and the Replacement Awards. These costs are expected to be recognized over the remaining vesting period.

Compensation Plan for Non-employee Directors

On May 12, 2006, the Board of Directors adopted the China BAK Battery, Inc. Compensation Plan for Non-employee Directors (“the Plan 2006”). The Plan 2006 authorizes the issuance of 5,000 restricted shares of the Company’s common stock to each of the three eligible directors in addition to their annual retainer fee. Such restricted shares entitle the relevant non-employee directors to all rights of ordinary shares ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period.

On May 12, 2006, the Company granted 5,000 restricted shares to each of the three newly elected independent directors with a fair value of US$11.5 per share pursuant to the Plan 2006. The eligible directors shall vest in their rights under the restricted shares according to the following schedule:

(i)	25% of the restricted share granted will immediately vest on the grant date; and

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

(ii)   The remaining 75% of the restricted shares will vest in three equal quarterly instalments on the last day of each subsequent quarter or in three equal quarterly instalments on the last day of each calendar quarter beginning on the last day of the first full calendar quarter after the grant date.

As of September 30, 2006, the Company had unrecognized stock-based compensation of approximately US$41,180 associated with these restricted shares granted to non-employee directors. The first and second 25% of the restricted shares were issued as fully paid ordinary shares to the three independent directors on July 19, 2006 and August 16, 2006 respectively.

18	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts receivable, other receivables, short-term bank loans, accounts and bills payable, share-based payment liabilities and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest.

19	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2005 and 2006, the Company had the following capital commitments:

	2005	2006

For construction of buildings	$1,062,953	$557,883
For purchases of equipment	—	12,184,346

	$1,062,953	$12,742,229

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
As of September 30, 2005 and 2006 (continued)

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

Management believes that the Company will ultimately be granted a land use right certificate, and that there should be no legal barriers for the Company to obtain a property ownership certificate for the premises presently occupied by the Company in BAK Industrial Park.  However, in the event that the Company fails to obtain the land use right certificate relating to BAK Industrial Park, there is a risk that the buildings constructed will need to be vacated as illegitimate constructions and the Company might be subject to penalties and fines.  However, management believes that this possibility, while present, is remote.

The Company is not able to insure its manufacturing facilities since it has not yet received its land use right certificate. The Company intends to procure such insurance once it has received the certificate.

(iii)	Guarantees

In order to secure the supplies of certain raw materials and upon the request of suppliers, the Company has given guarantee to certain suppliers which are summarized as follows:

	2005	2006

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$3,608,502	$2,528,861
Guaranteed for Shenzhen Kuichong Zhenda Industrial Co. Ltd. - a non-related party	1,235,788	1,264,430

	$4,844,290	$3,793,291

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements.  Therefore, no obligations in respect of the above guarantees were recognized as of September 30, 2006.

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

The Company’s outstanding discounted bills at September 30, 2005 and 2006 are summarized as follows:

	2005	2006

Bank acceptance bills	$3,287,140	$1,972,303
Commercial acceptance bills	741,473	5,013,466

	$4,028,613	$6,985,769

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

(v)	Litigation and claims

On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against the Company. The Company has an agreement with A123 Systems, Inc., under which the Company agrees to manufacture products for A123 Systems, Inc. according to the specifications furnished by, and using the finished electrodes and other materials consigned by, A123 Systems, Inc. to the Company. The plaintiffs alleged that by manufacturing rechargeable lithium cells for one of the Company’s customers, A123 Systems, Inc., for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker Corporation, the Company has infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs seek injunctive relief and damages in an unspecified amount. If the court issues an adverse decision, the Company may be required to pay the plaintiffs substantial monetary damages, terminate the Company’s existing production of rechargeable lithium cells manufactured for A123 Systems, Inc., or pay royalties to continue such production. The court has not yet issued a decision on this matter and the Company is unable to quantify the extent of any possible award of damages that might become payable by the Company.

Furthermore, if A123 Systems, Inc. is found liable for the infringement, it may not be able to continue its cooperation with the Company at all or on terms and conditions acceptable to the Company, which in turn would adversely affect the Company’s ability to execute its strategy to expand its production of cells for power tools and capture high-margin businesses. Accordingly, the Company’s revenues and business prospects would be materially adversely affected.

20	Related Party Transactions

(i)

In October 2003, the Company acquired intangible assets from an entity controlled by Mr. Li Xiangqian, the Chairman and the then controlling shareholder of the Company, for US$3,866,088, paid in cash.  The consideration paid by the Company in excess of the Chairman’s carrying cost of the intangible assets, which was nil, was charged to retained earnings, as a distribution to the Chairman, resulting in the acquired intangible assets being recorded by the Company at the Chairman’s original cost basis.

(ii)

Amounts due from related parties in the consolidated balance sheets consist of short term advances made by the Company to a former shareholder.  The advances bore no interest, had no formal repayment terms and had been fully repaid on December 14, 2005.

(iii)

On September 30, 2004, the Company entered into an agreement with HFG International Ltd. (“HFG”), in which HFG provided financial consulting services to the Company, as described below, for a period of one year for a fee of US$400,000.  HFG is controlled by a shareholder of the Company.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

21	Significant Concentrations

(a)	Customers and Credit Concentrations

The Group had only one customer that individually comprised 10% or more of net revenue for the years ended September 30, 2004, 2005 and 2006, as follows:

	2004		2005		2006

		%		%		%
A123 Systems, Inc.	$—	—	$—	—	$18,537,334	13

At September 30, 2004 and 2005, the Company did not have balance of gross trade accounts receivable due from A123 Systems, Inc. At September 30, 2006, approximately 1% of gross trade accounts receivable was due from this customer.  As a result, a termination in relationship in or a reduction in orders from this customer could have a material impact on the Company’s results of operations and financial condition.

(b)	Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits.  As of September 30, 2005 and 2006, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

22	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications.  The Company manufactures six types of Li-ion rechargeable batteries: steel-case cell, aluminium-case cell, battery pack, cylindrical cell, polymer cell and industrial battery.  The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices.  Net revenues for the years ended September 30, 2004, 2005 and 2006 were as follows:

Net revenues by product:

	2004		2005		2006

		%		%		%
Steel-case Cell	$37,965,857	59.56	$56,964,711	55.89	$64,299,407	44.71
Aluminium-case cell	13,081,861	20.52	23,721,464	23.27	49,514,304	34.43
High-power lithium- phosphate cell	—	—	—	—	18,537,334	12.89
Battery pack	12,436,140	19.51	20,168,147	19.79	9,842,539	6.84
Cylindrical cell	262,344	0.41	1,050,900	1.03	607,608	0.42
Polymer cell	—	—	16,361	0.02	1,027,824	0.71

	$63,746,202	100.00	$101,921,583	100.00	$143,829,016	100.00

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

22	Segment Information (continued)

Net revenues by geographic area:

	2004		2005		2006

		%		%		%
PRC Mainland	$43,358,006	68.02	$72,352,373	70.99	$96,669,615	67.21
United States of America	—	—	—	—	18,641,035	12.96
Hong Kong, China	10,517,005	16.50	17,534,684	17.20	17,220,619	11.98
The Republic of Turkey	6,344,286	9.95	7,650,144	7.51	4,622,618	3.21
Others	3,526,905	5.53	4,384,382	4.30	6,675,129	4.64

	$63,746,202	100.00	$101,921,583	100.00	$143,829,016	100.00

23	China BAK Battery, Inc. (Parent Company)

Under PRC regulations, Shenzhen BAK and BAK Electronics may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, Shenzhen BAK and BAK Electronics are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital.  The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of September 30, 2006, additional transfers of US$36,508,282 are required before the statutory general reserve reached 50% of the registered capital of Shenzhen BAK and BAK Electronics. As of 30 September 2006, US$5,791,718 has been appropriated from retained earnings and set aside for statutory general reserves by Shenzhen BAK and BAK Electronics.

As of September 30, 2006, the amount of restricted net assets of Shenzhen BAK and BAK Electronics, which may not be transferred to the Company in the forms of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 5% of the Company’s consolidated net assets as discussed above.  In addition, the current foreign exchange control policies applicable in PRC also restrict the transfer of assets on dividends outside the PRC.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

The following presents unconsolidated financial information of the parent company only:

Condensed Balance Sheet as of September 30, 2005 and 2006

	2005	2006

Cash and cash equivalents	$—	$19,889
Investments in subsidiaries	$90,344,457	$116,595,727

Total assets	$90,344,457	$116,615,616

Other current liabilities	$35,314	$2,987,587

Total liabilities	$35,314	$2,987,587

Total shareholders’ equity	$90,309,143	$113,628,029

Total liabilities and shareholders’ equity	$90,344,457	$116,615,616

Condensed Statements of (Loss) / Income (For the years ended September 30, 2004, 2005 and 2006)

	2004	2005	2006

General and administrative expenses	$(70,919)	$(31,374)	$(3,063,704)
Investment income	$—	$13,527,922	$23,228,270

(Loss) / income before income taxes	$(70,919)	$13,496,548	$20,164,566
Income taxes	—	—	—

Net (loss) / income	$(70,919)	$13,496,548	$20,164,566

Condensed Statements of Cash Flows (For the years ended September 30, 2004, 2005 and 2006)

	2004	2005	2006

Cash flow from operating activities
Net (loss) / income	$(70,919)	$13,496,548	$20,164,566
Adjustment to reconcile net (loss)/income to net cash (used in) / provided by operating activities:
Share-based compensation	—	—	131,320
Investment income	—	(13,527,922)	(23,228,270)
Changes in operating assets and liabilities:
Other liabilities	70,919	(35,605)	2,952,273

Net cash (used in) / provided by operating activities	$—	$(66,979)	$19,889

Cash flow from investing activities
Capital contribution to a wholly owned subsidiary	$—	$(55,312,177)	$—

Net cash used in investing activities	$—	$(55,312,177)	$—

Cash flow from financing activities
Proceeds from issuance of capital stock, net	$—	$55,379,156	$—

Net cash provided by financing activities	$—	$55,379,156	$—

Net increase in cash and cash equivalents	$—	$—	$19,889
Cash and cash equivalents at the beginning of year	—	—	—

Cash and cash equivalents at the end of year	$—	$—	$19,889

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005 and 2006 (continued)

The details of the Company’s investment in subsidiaries and the net proceeds from issuance of its capital stock are fully described in the consolidated statements of shareholders’ equity, Note 1 and Note 13 to the consolidated financial statements.

24	Subsequent Events

As mentioned in Note 13, on August 15, 2006, the post-effectiveness amendment filed with the SEC on August 4, 2006 became effective and terminated the effectiveness of the Company’s previously filed registration statement.

The current registration statement was filed subsequent to the year-end date on October 11, 2006 and became effective on October 19, 2006. As there was no effective registration statement for the shares available to the relevant investors with registration rights for over 30 trading days, according to the registration rights agreement, the Company should pay liquidated damages to the relevant investors who are entitled to the registration rights.

In fiscal year 2006, the Company has recognized in general and administrative expenses an amount of US$290,575 for the liquidated damage incurred up to September 30, 2006.  The liquidated damages incurred subsequent to the year end up to the effective date of its current registration statement of US$197,371 was considered as a non-adjusting event to the Company and will be charged to the general and administrative expenses in fiscal year 2007.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Shenzhen, People’s Republic of China, on December 8, 2006.

CHINA BAK BATTERY, INC.

By:	/s/ Xiangqian Li

Xiangqian Li
Director, Chairman of the Board, President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 8, 2006.

Signature	Title

/s/ Xiangqian Li	Director, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Name: Xiangqian Li

/s/ Yongbin Han	Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Name: Yongbin Han

/s/ Huanyu Mao	Director, Chief Operating Officer and Chief Technical Officer

Name: Huanyu Mao

/s/ Richard B. Goodner	Director

Name: Richard B. Goodner

/s/ Joseph R. Mannes	Director

Name: Joseph R. Mannes

/s/ Jay J. Shi	Director

Name: Jay J. Shi