Form 10-Q
period 2006-12-31
CHINA BAK BATTERY INC
filed 2007-02-09
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 8, 2007, 48,889,646 shares of China BAK Battery, Inc. common stock, par value $0.001 per share, were outstanding.

Introductory Comment—Terminology

          Throughout this Report, the terms “we,” “us” and “our” refer to China BAK Battery, Inc. and its subsidiaries on a consolidated basis; “BAK International” refers to our Hong Kong subsidiary, BAK International, Ltd.; “BAK Tianjin” refers to our PRC subsidiary, BAK International (Tianjin) Limited; “Shenzhen BAK” refers to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.; “BAK Electronics” refers to our PRC subsidiary, BAK Electronics (Shenzhen) Co., Ltd.; “China” or “PRC” refers to the People’s Republic of China, excluding for the purposes of this Report only, Taiwan, Hong Kong and Macau; “RMB” or “Renminbi” refers to the legal currency of China; and “$” or “U.S. dollars” refers to the legal currency of the United States.

Introductory Comment—Forward-Looking Statements

          Statements contained in this Report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	our limited operating history in developing, manufacturing and selling of lithium-based rechargeable battery cells;

•	our ability to keep up with rapidly changing technologies and evolving industry standards;

•	our dependence on the growth in demand for the portable electronic devices that are powered by our products;

•	our ability to diversify our product offering and capture new market opportunities;

•	our ability to manage the expansion of our business operations effectively;

•	our ability to fund our operations and manage our substantial short-term indebtedness;

•	uncertainties with respect to the PRC legal and regulatory environment;

•	our ability to maintain cost leadership;

•	our ability to acquire land use rights to our facilities; and

•	other risks identified in this Report.

          Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in other reports that we filed with the SEC, including without limitation our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

          We file annual, quarterly and other reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings, including exhibits filed therewith, are accessible through the Internet at that website.

          You may also request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: BAK Industrial Park, No. 1 BAK Street, Kuichong Town, Longgang District, Shenzhen, People’s Republic of China, attention Corporate Secretary, telephone 011 (86-755) 8977-0093. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.

PART I — FINANCIAL INFORMATION

Item 1  Financial Statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2006 and December 31, 2006
(In U.S. dollars)

	Note	September 30, 2006	December 31, 2006

			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$21,099,555	$25,363,580
Pledged deposits	2	12,971,989	9,393,332
Trade accounts receivable, net	3	64,332,171	67,018,481
Inventories	4	47,388,936	43,634,837
Prepayments and other receivables		1,134,770	2,612,745

Total current assets		146,927,421	148,022,975
Property, plant and equipment, net	5	109,406,116	113,164,746
Lease prepayments, net		3,161,477	3,185,141
Intangible assets, net		74,682	73,995
Deferred tax assets		85,598	162,395

Total assets		$259,655,294	$264,609,252

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2006 and December 31, 2006 (continued)
(In U.S. dollars)

	Note	September 30, 2006	December 31, 2006

			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	6	$67,899,908	$71,074,571
Accounts and bills payable		48,316,250	35,227,498
Accrued expenses and other payables		25,880,985	22,544,113
Share-based payment liabilities		3,625,165	—

Total current liabilities		145,722,308	128,846,182
Long-term bank loan	7	—	12,806,229
Deferred tax liabilities		304,957	313,656

Total liabilities		146,027,265	141,966,067

Commitments and contingencies	10

Shareholders’ equity
Ordinary shares $0.001 par value; 100,000,000 authorized; 48,885,896 issued and outstanding as of September 30, 2006 and December 31, 2006		48,886	48,886
Additional paid-in-capital		68,126,689	72,014,309
Statutory reserves		5,791,718	6,244,897
Retained earnings		36,212,357	39,341,930
Accumulated other comprehensive income		3,448,379	4,993,163

Total shareholders’ equity		113,628,029	122,643,185

Total liabilities and shareholders’ equity		$259,655,294	$264,609,252

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of income and comprehensive income for the three months ended December 31, 2005 and 2006
(Unaudited)
(In U.S. dollars)

		Three months ended December 31,

	Note	2005	2006

Net revenues	12	$26,103,750	$43,082,153
Cost of revenues		(19,028,190)	(34,885,599)

Gross profit		7,075,560	8,196,554

Operating expenses:
Research and development costs		(495,205)	(636,914)
Sales and marketing expenses		(1,204,557)	(1,042,417)
General and administrative expenses		(2,162,769)	(2,960,973)

Total operating expenses		(3,862,531)	(4,640,304)

Operating income		3,213,029	3,556,250
Finance costs, net		(180,636)	(900,832)
Gain on trading securities		279,260	—
Other (expenses) / income		(4,199)	932,074

Income before income taxes		3,307,454	3,587,492
Income taxes		(115,576)	(4,740)

Net income		$3,191,878	$3,582,752

Other comprehensive income
- Foreign currency translation adjustment		221,730	1,544,784

Comprehensive income		$3,413,608	$5,127,536

Net income per share:
-Basic	9	$0.07	$0.07

-Diluted	9	$0.07	$0.07

Weighted average number of ordinary shares:	9
-Basic		48,878,396	48,885,896

-Diluted	9	48,894,480	48,911,340

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of shareholders’ equity for the three months ended December 31, 2005 and 2006
(Unaudited)
(In U.S. dollars)

	Ordinary shares		Additional paid- in-capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income/(loss)	Total share- holders’ equity

	Number of shares	amount

Balance as of October 1, 2005	48,878,396	48,878	67,415,501	3,034,141	18,805,368	1,005,255	90,309,143
Net income	—	—	—	—	3,191,878	—	3,191,878
Share-based compensation for employee stock awards	—	—	711,513	—	—	—	711,513
Appropriation to statutory reserves	—	—	—	392,508	(392,508)	—	—
Foreign currency translation adjustment	—	—	—	—	—	221,730	221,730

Balance as of December 31, 2005	48,878,396	$48,878	$68,127,014	$3,426,649	$21,604,738	$1,226,985	$94,434,264

Balance as of October 1, 2006	48,885,896	$48,886	$68,126,689	$5,791,718	$36,212,357	$3,448,379	$113,628,029
Net income	—	—	—	—	3,582,752	—	3,582,752
Issuance of 914,994 shares of restricted stock and reclassification of liability-classified awards	—	—	3,679,934	—	—	—	3,679,934
Share-based compensation for employee stock option awards	—	—	147,300	—	—	—	147,300
Share-based compensation for common stock granted to employees and non-employee directors	—	—	60,386	—	—	—	60,386
Appropriation to statutory reserves	—	—	—	453,179	(453,179)	—	—
Foreign currency translation adjustment	—	—	—	—	—	1,544,784	1,544,784

Balance as of December 31, 2006	48,885,896	$48,886	$72,014,309	$6,244,897	$39,341,930	$4,993,163	$122,643,185

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
for the three months ended December 31, 2005 and 2006
(Unaudited)
 (In U.S. dollars)

	Three months ended December 31,

	2005	2006

Cash flow from operating activities
Net income	$3,191,878	$3,582,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,246,507	2,045,817
Bad debt expense	255,488	485,407
Share-based compensation	711,513	262,455
Deferred income taxes	6,074	(70,403)
Changes in operating assets and liabilities:
Trade accounts receivable	(6,407,929)	(3,197,709)
Inventories	(15,189,642)	3,754,099
Prepayments and other receivables	(244,152)	252,772
Accounts and bills payable	11,664,331	(11,762,195)
Accrued expenses and other payables	1,023,888	2,491,604

Net cash used in operating activities	(3,742,044)	(2,155,401)

Cash flow from investing activities
Purchases of property, plant and equipment	(12,166,360)	(13,192,785)
Purchases of intangible assets	—	(4,759)

Net cash used in investing activities	$(12,166,360)	$(13,197,544)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
for the three months ended December 31, 2005 and 2006 (continued)
(Unaudited)
(In U.S. dollars)

	Three months ended December 31,

	2005	2006

Cash flow from financing activities
Proceeds from borrowings	$7,558,672	$28,402,934
Repayment of borrowings	(8,071,412)	(12,422,042)
(Increase) / decrease in pledged deposits	(5,499,114)	3,578,657
Amounts received from related parties	250,285	—

Net cash (used in) / provided by financing activities	(5,761,569)	19,559,549

Effect of exchange rate changes on cash and cash equivalents	(16,813)	57,421

Net (decrease) / increase in cash and cash equivalents	(21,686,786)	4,264,025
Cash and cash equivalents at the beginning of period	33,055,784	21,099,555

Cash and cash equivalents at the end of period	$11,368,998	$25,363,580

Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to bank	$1,379,898	$—

Proceeds from disposal of trading securities	$3,981,274	$—

Cash paid during the period for:
Income taxes	$146,580	$—

Interest, net of amounts capitalized	$228,060	$879,918

Purchases of trading securities	$3,702,014	$—

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2005 and 2006
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

Basis of Presentation and Organization

As of December 31, 2006, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established in August 2005 in the PRC; and iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC.

BAK Tianjin was incorporated in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of $99,990,000. Pursuant to BAK Tianjin’s articles of association, BAK International is required to contribute $20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. The remaining $79,990,000 shall be fully contributed no later than December 11, 2008. BAK Tianjin will be principally engaged in the manufacture of advanced lithium ion batteries for use in light electric vehicles and uninterruptible power supply.  As of December 31, 2006, BAK Tianjin is still dormant.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2005 and 2006
(Unaudited)

On January 20, 2005, BAK International completed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of $17,000,000.  In conjunction with this financing, Mr. Li Xiangqian, the Chairman and Chief Executive Officer of the Company, agreed to place 2,179,550 shares of the Company’s common stock owned by him into an escrow account, of which 50% was to be released to the investors in the private placement if the audited net income of the Group for the fiscal year ended September 30, 2005 was not at least $12,000,000, and the remaining 50% was to be released to investors in the private placement if audited net income of the Group for the fiscal year ended September 30, 2006 was not at least $27,000,000.  If the audited net income of the Group for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr Li Xiangqian (the “Escrow Arrangement”).

The Escrow Arrangement regarding the shares placed by Mr Li Xiangqian in an escrow account and the subsequent potential release of those shares based on the fulfillment of certain performance thresholds constitutes a compensatory plan to Mr. Li Xiangqian. A compensation charge should be recorded in the financial statements of the Company should these performance thresholds be achieved and shares released to Mr Li Xiangqian. However, as the Company did not meet the performance thresholds for the years ended September 30, 2005 and 2006 after consideration of the related compensation charge, the Company has determined that the threshold has not been achieved and no compensation charge was recorded by the Company for the years ended September 30, 2005 and 2006.

While the 1,089,775 escrow shares relating to the 2005 performance threshold were previously released to Mr. Li Xianqian, Mr. Li Xianqian had undertaken on August 21, 2006, to return those shares to the escrow agent for the distribution to the relevant investors. The remaining 1,089,775 shares of Mr. Li Xianqiang relating to the 2006 performance threshold had been transferred to the relevant investors as of December 31, 2006.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2005 and 2006
(Unaudited)

Basis of Presentation and Organization (continued)

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007. The Company’s consolidated balance sheet at September 30, 2006 has been taken from the Company’s audited balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2	Pledged Deposits

Pledged deposits at September 30, 2006 and December 31, 2006 consist of the following:

	September 30, 2006	December 31, 2006

Pledged deposits with banks for bills payable	$12,971,989	9,393,332

3	Trade Accounts Receivable, net

Trade accounts receivable at September 30, 2006 and December 31, 2006 consist of the following:

	September 30, 2006	December 31, 2006

Trade accounts receivable	$56,197,229	$62,381,038
Less: Allowance for doubtful accounts	(1,063,285)	(1,574,684)

	55,133,944	60,806,354
Bills receivable	9,198,227	6,212,127

	$64,332,171	$67,018,481

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2005 and 2006
(Unaudited)

An analysis of the allowance for doubtful accounts for the three months ended December 31, 2005 and 2006 is as follows:

	Three months ended December 31,

	2005	2006

Balance at beginning of year	$1,593,538	$1,063,285
Addition of bad debt expense, net	216,329	494,238
Foreign exchange adjustment	4,639	17,161

Balance at end of year	$1,814,506	$1,574,684

4	Inventories

Inventories at September 30, 2006 and December 31, 2006 consist of the following:

	September 30, 2006	December 31, 2006

Raw materials	$20,693,915	$16,839,641
Work-in-progress	5,686,328	8,256,139
Finished goods	21,008,693	18,539,057

	$47,388,936	$43,634,837

Part of the Company’s inventories with carrying value of $10,115,442 and $10,244,983 as of September 30, 2006 and December 31, 2006, respectively, was pledged as collateral under certain loan agreements (see Note 6).

5	Property, Plant and Equipment, net

Property, plant and equipment at September 30, 2006 and December 31, 2006 consist of the following:

	September 30, 2006	December 31, 2006

Buildings	$63,508,910	$66,755,770
Machinery and equipment	30,658,968	45,943,926
Office equipment	750,115	864,745
Motor vehicles	1,018,042	1,031,079

	95,936,035	114,595,520
Accumulated depreciation and amortization	(9,925,557)	(11,949,224)
Construction in progress	23,395,638	10,518,450

	$109,406,116	$113,164,746

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2005 and 2006
(Unaudited)

(i)	Depreciation and amortization expense for the three months ended December 31, 2005 and 2006 is included in the consolidated statements of income and comprehensive income as follows:

	Three months ended December 31,

	2005	2006

Cost of revenues	$893,680	$1,435,902
Research and development costs	76,669	72,308
Sales and marketing expenses	140,572	154,765
General and administrative expenses	101,960	360,692

	$1,212,881	$2,023,667

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories, located in Kuichong Township of Longgang District of Shenzhen.

For the three months ended December 31, 2005 and 2006, the Company capitalized interest of approximately $204,253 and $48,854, respectively, to the cost of construction in progress.

(iii)	Pledged Property, Plant and Equipment

As of September 30, 2006 and December 31, 2006, machinery and equipment with net book value of $6,253,302 and $19,381,730 of the Company were pledged as collateral under certain loan arrangements (see Note 6).

6	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by certain of the Company’s assets with the following carrying values:

	September 30, 2006	December 31, 2006

Inventories	$10,115,442	$10,244,983
Machinery and equipment, net	6,253,302	19,381,730

	$16,368,744	$29,626,713

As of September 30, 2006 and December 31, 2006, the Company had several short-term bank loans with aggregate outstanding balances of $67,899,908 and $71,074,571 respectively.  The loans were primarily obtained for general working capital, carried interest rates ranging from 4.725% to 5.85% per annum, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Li Xiangqian, Chairman of the Company, who did not receive any compensation for acting as guarantor.

The Company is subject to certain covenants, which require the Company to comply with certain financial ratios for its loan facilities, which are tested on a monthly basis. If the Company fails to meet the requirements, the outstanding bank loans, including interest and penalties due thereunder, will accelerate and become immediately due and payable. As of December 31, 2006, the Company is in compliance with all of these requirements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2005 and 2006
(Unaudited)

7	Long-term Bank Loan

As of December 31, 2006, the Company had a long-term bank loan of $12,806,229 which was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing annual interest rate of 6.48%, which is the benchmark rate of the People’s Bank of China for three- to five-year long-term loans. The long-term bank loan is payable in three instalments of $3,841,868 on November 20, 2008, $3,841,868 on November 20, 2009 and $5,122,493 on December 26, 2010.

The long-term bank loan is guaranteed by Mr. Li Xiangqian, Chairman of the Company, and is secured by the fixed assets and land use rights of the Company’s Research and Development Test Center, which will be constructed in Shenzhen, PRC after obtaining the required land use rights for the location of the facility. Mr. Li Xiangqiang did not receive any compensation for acting as guarantor.

Certain shares of the Company were pledged by Mr. Li Xiangqian in order to secure the long-term loan as of December 31, 2006.

8	Share-based Compensation

The Company grants share options to officers and employees to reward for services and restricted ordinary shares to its non-employee directors.

Employee Stock Option Plan

In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to 4,000,000 shares of the Company’s common stock. The exercise price of the options granted pursuant to the Plan must be at least equal to the fair market value of the Company’s common stock at the date of the grant. The Plan will terminate on May 16, 2055.

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

Subsequent to the grant date, options to purchase 200,000 shares of common stock were forfeited because the optionees terminated their employment with the Company.  In addition, on September 28, 2006, options to purchase a total of 1,400,000 shares of common stock were cancelled pursuant to the Termination and Release Agreements signed on that day.  Details of the cancellation of stock options and the relevant replacement awards are set out below under “Employee Restricted Stock Awards.”

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2005 and 2006
(Unaudited)

A summary of share option plan activity for the three months ended December 31, 2006 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term

Outstanding as of October 1, 2006	400,000	$6.25
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding as of December 31, 2006	400,000	$6.25	5 years

Exercisable as of December 31, 2006	—	—	—

The weighted-average grant-date fair value of options granted during 2005 was $3.67 per share. The Company recorded non-cash share-based compensation expense of $147,300 for the period ended December 31, 2006 in respect of share options granted in 2005, which was allocated to general and administrative expenses and research and development costs, respectively.

The fair value of the above option awards was estimated on the date of grant using a Black-Scholes Option Valuation Model that uses the assumptions noted in the following table. The expected volatility was based on the historical volatilities of the Company’s listed common stock in the United States. The Company uses historical data to estimate employee termination within the valuation model. The expected life of options granted is the period between the option grant date and the expected exercise date which is the mid-point of the exercisable date and the expiry date, which represents the period of time that options granted are expected to be outstanding.  Since the share options once exercised will primarily trade in the U.S. capital market, the risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of December 31, 2006, there were unrecognized compensation costs of approximately $515,000 related to non-vested share options. These costs are expected to be recognized over the remaining vesting period.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2005 and 2006
(Unaudited)

Employee Restricted Stock Awards

On September 22, 2006, the Compensation Committee approved the form of Termination and Release Agreement covering the cancellation of 1,400,000 shares of stock options granted to the optionees who are residents of the PRC. The Compensation Committee also consented to adopt the terms and provisions for Restricted Stock Grant Agreement covering the issuance of restricted shares, and committed to determine an appropriate number of shares of restricted stock that will be granted to these optionees under the Plan (the “Replacement Awards”) during the first quarter of fiscal year 2007. In addition, the Compensation Committee also approved the officer of the Company to authorize delivery of the restricted shares to the employees. On September 28, 2006, options to purchase a total of 1,400,000 shares of common stock were cancelled pursuant to the Termination and Release Agreements signed on that day. The Replacement Awards were classified as liability-classified awards as of September 30, 2006.

Subsequent to September 28, 2006, certain employees who are entitled to the Replacement Awards terminated their employment with the Company. The related potential restricted stock grant of these employees were forfeited with the previously recognized compensation cost of $181,290 credited to sales and marketing expenses and general and administrative expenses.

The Company has estimated the fair value of the Replacement Awards to be $4.27 per share as of December 26, 2006, based on the estimated fair value of the cancelled options using the Black-Scholes Option Valuation Model together with the following assumptions.

Expected volatility	89.51%
Expected dividends	Nil
Expected life	4.4 years
Risk-free interest rate	4.61%

On December 26, 2006, pursuant to the restricted stock grant agreements signed between the Company’s officers and the relevant optionees and based on the closing market price of the Company’s listed common stock on that date, i.e. $6.25 per share, a total of 914,994 shares of restricted stock were granted as Replacement Awards to the employees who gave up their stock options and continued to be employed by the Company on that date. Fair value of the Replacement Awards granted to each optionee approximated that of the employee’s terminated stock options. The Compensation Committee ratified the grants on January 15, 2007.

Prior to vesting, the shares of restricted stock granted to each employee pursuant to the Replacement Awards are subject to restrictions on transferability and will be forfeited if the grantee’s employment with the Company is terminated. In accordance with the vesting provisions of the grants, the shares of restricted stock will become vested and shall no longer be subject to forfeiture under the following schedule:

Number of Shares	Percentage of Stock Vested	Initial Vesting Date

365,998	40%	July 1, 2007
274,498	30%	January 1, 2008
274,498	30%	July 1, 2008

914,994	100%

Upon the grant of restricted stock, the Company has reclassified share-based payment liabilities of $3,679,934 to shareholders’ equity. The restricted stock grant is treated as equity-classified awards and the unrecognized compensation costs will be recognized over the vesting period. The Company recognized share-based compensation expense of $236,059 for the period from October 1, 2006 to December 26, 2006 in respect of the liability-classified award, and $31,186 for the period from December 26, 2006 to December 31, 2006 in respect of the equity-classified award.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2005 and 2006
(Unaudited)

A summary of the restricted stock grant activity for the three months ended December 31, 2006 is presented below:

	Number of shares	Weighted- Average fair value

Non-vested as of October 1, 2006	—	$—
Granted	914,994	6.25
Vested	—	—
Forfeited	—	—

Non-vested as of December 31, 2006	914,994	$6.25

As such stock-based compensation is not deductible for income tax purpose in the PRC, no income tax benefits were recognized in this respect for the three months ended December 31, 2006.

As of December 31, 2006, there were unrecognized compensation costs of approximately $2,008,000 related to the restricted stock granted. These costs are expected to be recognized over the vesting period.

Compensation Plan for Non-employee Directors

On May 12, 2006, the Board of Directors adopted the China BAK Battery, Inc. Compensation Plan for Non-employee Directors (the “Plan 2006”). The Plan 2006 authorizes the issuance of 5,000 restricted shares of the Company’s common stock to each of the three eligible directors in addition to their annual retainer fee. Such restricted shares entitle the relevant non-employee directors to all rights of ordinary share ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period.

On May 12, 2006, the Company granted 5,000 restricted shares to each of the three newly elected independent directors with a fair value of $11.5 per share pursuant to the Plan 2006. The eligible directors shall vest in their rights under the restricted shares according to the following schedule:

(i) 25% of the restricted shares granted will immediately vest on the grant date; and

(ii)

The remaining 75% of the restricted shares will vest in three equal quarterly instalments on the last day of each subsequent quarter or in three equal quarterly instalments on the last day of each calendar quarter beginning on the last day of the first full calendar quarter after the grant date.

As of December 31, 2006, the Company had unrecognized stock-based compensation of approximately $11,980 associated with these restricted shares granted to non-employee directors. The first and second 25% of the restricted shares were issued as fully paid ordinary shares to the three independent directors on July 19, 2006 and August 16, 2006 respectively. A third 25% of the restricted shares were issued as fully paid ordinary shares to the three independent directors on January 8, 2007.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost for non-employee directors for the three months ended December 31, 2006.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2005 and 2006
(Unaudited)

9	Net Income per Share

The calculation of basic net income per share is based on the net income for the three months ended December 31, 2006 attributable to equity shareholders of US$3,582,752 (three months ended December 31, 2005: US$3,191,878) and the weighted average number of ordinary shares of 48,885,896 in issue during the three months ended December 31, 2006 (three months ended December 31, 2005: 48,878,396).

The calculation of diluted net income per share is based on the net income for the three months ended December 31, 2006 attributable to equity shareholders of US$3,582,752 (three months ended December 31, 2005: US$3,191,878) and the weighted average number of ordinary shares of 48,911,340 in issue during the three months ended December 31, 2006 (three months ended December 31, 2005: 48,894,480) after adjusting for the number of 25,444 dilutive potential ordinary shares. Restricted stock granted to employees and to non-employee directors are included in the computation of diluted net income per share for the three months ended December 31, 2006. Share warrants granted to external financial advisors, stock options granted to employees are excluded from the computation of diluted net income per share as the warrant and stock options were both anti-dilutive.

10	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2006 and December 31, 2006, the Company had the following capital commitments:

	September 30, 2006	December 31, 2006

For construction of buildings	$557,883	$224,749
For purchases of equipment	12,184,346	8,232,795

	$12,742,229	$8,457,544

(a)

A new subsidiary, BAK Tianjin, was incorporated in Tianjin city, the PRC on December 12, 2006. BAK Tianjin plans to develop a production plant (see Note 1). As of December 31, 2006, the Company is in the process of evaluating the development plan and the budgeted development costs have yet to be determined.

(b)

The Company plans to construct a new Research and Development Test Center in Shenzhen. As of December 31, 2006, the Company is in the process of evaluating the development plan and the budgeted development costs have yet to be determined.

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

The Company has not yet obtained the land use right certificate relating to the premises occupied by the Company, BAK Industrial Park.  However, the Company is in the process of applying to obtain the land use right certificate. The local government of Kuichong Township of Longgang District of Shenzhen has, however, granted permission for Shenzhen BAK to construct the new production plant.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2005 and 2006
(Unaudited)

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

In order to secure the supplies of certain raw materials and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30, 2006	December 31, 2006

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,528,861	$2,561,245
Guaranteed for Shenzhen Kuichong Zhenda Industrial Co. Ltd. - a non-related party	1,264,430	1,280,623

	$3,793,291	$3,841,868

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of December 31, 2006.

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

The Company’s outstanding discounted bills at September 30, 2006 and December 31, 2006 are summarized as follows:

	September 30, 2006	December 31, 2006

Bank acceptance bills	$1,972,303	$824,789
Commercial acceptance bills	5,013,466	3,329,620

	$6,985,769	$4,154,409

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2005 and 2006
(Unaudited)

(v)	Litigation and claims

On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against the Company. The Company has an agreement with A123Systems, Inc., under which the Company agrees to manufacture products for A123Systems, Inc. according to the specifications furnished by, and using the finished electrodes and other materials consigned by, A123Systems, Inc. to the Company. The plaintiffs alleged that by manufacturing rechargeable lithium cells for one of the Company’s customers, A123Systems, Inc., for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker Corporation, the Company has infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs seek injunctive relief and damages in an unspecified amount. If the court issues an adverse decision, the Company may be required to pay the plaintiffs substantial monetary damages, terminate the Company’s existing production of rechargeable lithium cells manufactured for A123Systems, Inc., or pay royalties to continue such production. The court has not yet issued a decision on this matter and the Company is unable to quantify the extent of any possible award of damages that might become payable by the Company.

Furthermore, if A123Systems, Inc. is found liable for the infringement, it may not be able to continue its cooperation with the Company at all or on terms and conditions acceptable to the Company, which in turn would adversely affect the Company’s ability to execute its strategy to expand its production of cells for power tools and capture high-margin businesses. Accordingly, the Company’s revenues and business prospects would be materially adversely affected.

11	Significant Concentrations

(a)	Customers and Credit Concentrations

The Company had two customers that individually comprised 10% or more of net revenue for the three months ended December 31, 2005 and 2006, as follows:

	Three months ended December 31,

	2005		2006

	%		%
A123Systems, Inc.	$—	—	$6,398,903	15
Shenzhen Chaolitong Electronics Co. Ltd.	$2,911,544	11	$4,291,576	10

	$2,911,544	11	$10,690,479	25

Approximately 1% of gross trade accounts receivable was due from A123Systems, Inc. at both September 30, 2006 and December 31, 2006.  Approximately 11% and 15% of gross trade accounts receivables were due from Shenzhen Chaolitong Electronics Co. Ltd. at September 30, 2006 and December 31, 2006 respectively.  A termination in relationship in or a reduction in orders from these two customers could have a material impact on the Company’s results of operations and financial condition.

(b)	Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits.  As of December 31, 2005 and 2006, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements for the three months ended December 31, 2005 and 2006
(Unaudited)

12	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications.  The Company manufactures six types of Li-ion rechargeable batteries: steel-case cell, aluminium-case cell, battery pack, cylindrical cell, polymer cell and industrial battery.  The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices.  Net revenues for the three months ended December 31, 2005 and 2006 were as follows:

Net revenues by product:

	Three months ended December 31,

	2005		2006

		%		%
Steel-case Cell	$14,220,881	54.48	$15,031,595	34.89
Aluminium-case cell	8,855,015	33.92	17,202,935	39.93
High-power lithium-phosphate cell	—	—	6,398,903	14.85
Battery pack	2,953,801	11.32	2,413,126	5.61
Cylindrical cell	13,572	0.05	854,744	1.98
Polymer cell	60,481	0.23	1,180,850	2.74

	$26,103,750	100.00	$43,082,153	100.00

Net revenues by geographic area:

	Three months ended December 31,

	2005		2006

		%		%
PRC Mainland	$19,333,652	74.06	$31,419,765	72.93
United States of America	47,127	0.18	6,404,559	14.87
Hong Kong, China	2,677,313	10.26	1,943,612	4.51
The Republic of Turkey	2,747,920	10.53	738,934	1.71
Others	1,297,738	4.97	2,575,283	5.98

	$26,103,750	100.00	$43,082,153	100.00

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion should be read in conjunction with the condensed interim consolidated financial statements and notes included in Item 1 of Part I of this Report. Except for the historical information contained herein, this Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated by such forward-looking statements.

Overview

          We are one of the largest manufacturers of lithium-ion battery cells in China and the world, as measured by production output. Our battery cells are the principal component of rechargeable lithium-based batteries used to power the following applications:

•	cellular phones — customer segments include OEM and replacement battery manufacturers;

•	notebook computers;

•	cordless power tools; and

•	portable consumer electronics, such as digital media devices, portable media players, and personal digital assistants, or PDAs.

We conduct all of our operations in China, in close proximity to China’s electronics manufacturing base and its rapidly growing market.

          Historically, we have primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and original equipment manufacturer, or OEM, market. Our products are packed into batteries by third-party battery pack manufacturers in accordance with the specifications of manufacturers of portable electronic applications.

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

          Independent Battery Manufacturers.  These third party manufacturers compete against the OEMs for a share of the replacement market. They typically sell their products under their own brand name or a private label.

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

Pricing Pressure

          Portable electronic devices such as cellular phones and notebook computers are subject to declines in average selling prices from time to time due to evolving technologies, industry standards and consumer preferences. As a result, manufacturers of these electronic devices expect us, as a supplier, to cut our costs and lower the price of our products, particularly when they place substantial orders with us. We have reduced the price of our products in the past in order to meet market demand and expect to continue to face market-driven downward pricing pressures in the future. Our ability to maintain our cost-effectiveness will be critical to our future success in an increasingly price-sensitive market. We seek to achieve this by ramping up our production capacity to give us greater economies of scale through a higher bargaining power to secure a supply of materials and equipment at a lower cost, and a larger base for spreading out our fixed cost allocation. We believe this will provide incremental long-term growth opportunities, but in the short-term, will also require us to incur substantial capital expenditures.

Seasonality of Operating Results

          During the first several years of our operation, manufacturing capacities fell short of customer demands. As such, seasonality was minimal. Over the past year, we significantly increased manufacturing capacities to meet or exceed customer demand. Since we increased our manufacturing capacities, our revenues are now affected by seasonal variations in customer demand. We expect to experience seasonal lows in the demand for our products during the months of April to July, reflecting our customers’ decreased purchases. On the other hand, we will generally experience seasonal peaks during the months of September to March, primarily as a result of increased purchases from our customers during the holiday season, except that the months of October and February tend to be seasonally low sales months due to plant closures for the Chinese New Year and national holidays in the PRC.

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

          The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Three Months Ended December 31,

	2005	2006

	(in thousands)
Prismatic cells
Steel-case cells	$14,221	$15,031
Aluminum-case cells	8,855	17,203
Battery packs	2,954	2,413
High-power lithium-phosphate cell	—	6,399
Cylindrical cells	14	855
Lithium polymer cells	60	1,181

	$26,104	$43,082

          Our net revenues have increased significantly during the three months ended December 31, 2006, because of increased shipments as we ramped up our production capacity to meet customer demands for our products.

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

          Because the selling prices of our products decreased significantly during the three months ended December 31, 2006 as our market strategy to maintain the market shares as well as due to the pricing pressure in increasingly competitive market, our gross profit, as percentage of net revenues, decreased from 27.1% for the three months ended December 31, 2005 to 19.0% for the same period of 2006.

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

          Gain on Trading Securities.  Gain on trading securities represents realized gain from purchases and sales of certain listed shares in open market of Hong Kong Stock Exchange. These transactions were concluded by BAK International Limited, our Hong Kong subsidiary.  As of December 31, 2006, we and our subsidiary do not hold any equity or debt securities on hand for trading purpose.  We do not anticipate investment in trading securities to form an ongoing part of our treasury function.

          Other Income / (Expense).  Other income for the three months ended December 31, 2006 mainly consists of government subsidy given as recognition of our contribution to the economic development of the area.  No present of future obligation would arise from the receipt of such amount.

          Finance Costs, Net.  Finance costs consist primarily of interest income, interest on bank loans, net of capitalized interest, and bank charges.

          Income Taxes.  Under applicable income tax laws and regulations, an enterprise located in Shenzhen, including the district where our operations are located, is subject to a 15% enterprise income tax. Further, according to PRC laws and regulations, foreign invested manufacturing enterprises are entitled to, starting from their first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Our PRC subsidiaries, Shenzhen BAK and BAK Electronics, are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 7.5% for the following three years from its first profitable year. As such, for the first two calendar years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK is subject to the enterprise income tax rate of 7.5%. BAK Electronics, established in August 2005, is eligible for the same preferential tax treatment applicable to Shenzhen BAK and currently is in the tax holiday and fully exempt from any enterprise income tax.

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

          The PRC legislature is planning to reform PRC income tax laws in fiscal year 2007 or 2008, in which case the applicable tax rates might be subject to change such reform might also impact the preferential policies, from which our subsidiaries in the PRC currently benefit. As the details of such reform have not yet been finalized, management is not in a position to estimate whether there would be any potential financial statement impact on us.

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

          Our effective tax rates were 3.5% and 0.1% for the three months ended December 31, 2005 and 2006, respectively.

Results of Operations

          The following sets forth certain of our income statement information for the three months ended December 31, 2005 and 2006.

	Three months ended December 31,

	2005		2006

	(in thousands, except percentages)
Statement of Operation data
Revenues	$26,104	100.0%	$43,082	100.0%
Cost of revenues	19,028	72.9%	34,886	81.0%

Gross profit	7,076	27.1%	8,196	19.0%
Operating expenses:
Research and development costs	495	1.9%	637	1.5%
Sales and marketing expenses	1,205	4.6%	1,041	2.4%
General and administrative expenses	2,162	8.3%	2,961	6.9%

Total operating expenses	3,862	14.8%	4,639	10.8%

Operating income	3,214	12.3%	3,557	8.2%
Finance costs, net	181	0.7%	901	2.1%
Other expenses / (income)	4	—	(932)	-2.2%
Gain on trading securities	279	1.0%	—	—
Income taxes	116	0.4%	5	—

Net income	$3,192	12.2%	$3,583	8.3%

(1)	Less than 0.1%

Results of operations for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

          Net Revenues.  Net revenues increased to $43.1 million for the three months ended December 31, 2006 as compared to $26.1 million for same period of the prior year, an increase of $17.0 million or 65.1%.

•

Net revenues from the sales of steel-case cells increased to $15.0 million in the three months ended December 31, 2006 from $14.2 million in the same period in 2005, an increase of $810,000 or 5.7%, due to an increase in sales volume by 15.3%, as a result of higher demand in the replacement battery market in the PRC, which is offset by a decrease in average selling price by 8.3% primarily attributable to the pricing pressure in an increasingly competitive market.

•

Net revenues from the sales of aluminum-case cells increased to $17.2 million in the three months ended December 31, 2006 from $8.9 million in the same period in 2005, an increase of $8.3 million or 93.3%, due to an increase in sales volume by 104% driven by increased sales in the OEM market in the PRC as a result of dramatic growth of the PRC cellular phone market, and is offset by a decrease in the average selling price by 4.9% attributable to pricing pressure in a competitive market.

•

Net revenues from sales of battery packs decreased to $2.4 million in the three months ended December 31, 2006 from $3.0 million in the same period in 2005, an decrease of $0.6 million or 20%, due to a significant decrease in average selling price by 54.3%. The decrease in average selling price is primarily attributable to the change of type of the battery packs.

•

We also sold $6.4 million of high-power lithium-ion cells, $1.2 million of lithium polymer cells and $0.9 million of cylindrical cells in the three months ended December 31, 2006, compared to only $60,000 of lithium polymer cells in the same period of 2005, when we began production.

          Cost of Revenues.  Cost of revenues increased to $34.9 million for the three months ended December 31, 2006 as compared to $19.0 million for the same period in 2005, an increase of $15.9 million or 83.7%. The increase in cost of revenues was attributable to an increase in units of products sold by 53.1%, but the unit costs of the products only increased slightly.

           As a result, gross profit for the three months ended December 31, 2006 was $8.2 million or 19.0% of net revenues as compared to gross profit of $7.1 million or 27.1% of net revenues for the same period in 2005. The decrease in gross profit as a percentage of net revenues was primarily due to (1) the decreased average selling price by 7% due to the pricing pressure in increasingly competitive market and price cuts implemented in order to maintain our market share; (2) at the same time, the unit cost only increased slightly for the three months ended December 31, 2006 compared to the same period of 2005.

          Research and Development Costs.  Research and development costs increased to $637,000 for the three months ended December 31, 2006 as compared to $495,000 for the same period in 2005. Share-based compensation included in research and development expenses was $159,000 for the three months ended December 31, 2006 as compared to $254,000 of the same period of the prior year, a decrease of $95,000 or 37.4%. On December 26, 2006, we made grants of a total of 914,994 shares of restricted stock to the employees whose options had been terminated and who continued to be employed by us on December 26, 2006, in order to replace the cancellation on September 22, 2006, of options to purchase 1,400,000 shares of stock that had been granted to those employees in May 2005. See Note 8 of the Notes to condensed interim consolidated financial statements for further information. Salaries related to research increased to $227,000 from $87,000 for the same period of the prior year, an increase of $140,000, primarily due to increased headcount.

          Sales and Marketing Expenses.  Sales and marketing expenses decreased to $1.0 million for the three months ended December 31, 2006 as compared to $1.2 million for the same period in 2005, a decrease of $164,000 or 5.1%. As a percentage of net revenues, sales and marketing expenses have decreased to 2.4% for the three months ended December 31, 2006, from 4.6% for the same period in 2005, primarily attributable to an increase in net revenue.

          General and Administrative Expenses.  General and administrative expenses increased to $3.0 million, or 6.9% of revenues, for the three months ended December 31, 2006 as compared to $2.2 million, or 8.3% of revenues, for the same period in 2005, an increase of $799,000 or 36.9%. Salaries increased by $322,000 as a result of increased headcount of administrative staff due to the restructuring of certain departments. Depreciation charges also increased by $253,000 due to the expansion of certain of our facilities in the three months ended December 31, 2006.

          On August 15, 2006, the SEC declared effective a post-effective amendment that we had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. On October 11, 2006, we filed a registration statement on Form S-1 that covered resales of the shares held by those shareholders, which was declared effective on October 19, 2006.  Because the interval from August 15, 2006 to October 19, 2006 exceeded 30 trading days, those selling shareholders became eligible for liquidated damages totaling $487,946 from us. We therefore recognized in general and administrative expenses an amount of $197,000 for the liquidated damage for the three months ended December 31, 2006 (the remainder of the liquidated damanges was recognized in the fourth quarter of fiscal 2006). There was no comparable expense in the first fiscal quarter of 2006.

          Operating Income.  As a result of the above, operating income totaled $3.6 million for the three months ended December 31, 2006, as compared to operating income of $3.2 million for the same period of the prior year, an increase of $343,000 or 10.7%. As a percentage of net revenues, operating income was 8.2% for the three months ended December 31, 2006 as compared to 12.3% for the same period of the prior year.

          Finance Costs, Net.  Finance costs, net, increased to $901,000 for the three months ended December 31, 2006 as compared to $181,000 for the same period of the prior year, an increase of $720,000 or 397.8%. We had $71.1 million in short term loans and $12.8 million in long term loans outstanding as of December 31, 2006, as compared to $39.0 million in short term loans outstanding as of December 31, 2005. The increase in net finance costs is also attributable to the increase in the exacted bank loan interest rates.

          Other Expenses/(Income).  Other income was $932,000 for the three months ended December 31, 2006, as compared to other expenses of $4,000 for the same period of 2005. Other income for the three months ended December 31, 2006 mainly consists of government subsidy given as recognition of our contribution to the economic development of the area.  No present or future obligation will arise from the receipt of such amount. There was no comparable income in the same period of the prior year.

          Gain on Trading Securities.  We recognized income of $279,000 from BAK International’s short-term investment in trading securities during the three months ended December 31, 2005.  There was no such trading gain during the three months ended December 31, 2006.

          Income tax expenses.  Income tax expenses decreased to $5,000 for the three months ended December 31, 2006, as compared to $116,000 for the same period of 2005. The decrease was the result of a decrease in income tax rate in calendar year 2006 due to the additional capital invested in Shenzhen BAK.

          Net Income.  As a result of the foregoing, we increased our net income to $3.6 million for the three months ended December 31, 2006 from $3.2 million for the same period of the prior year.

Liquidity and Capital Resources

          We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans and bills payable under bank credit agreements, long term bank loans, sale of bills receivable and issuance of capital stock. As of December 31, 2006, we had cash and cash equivalents of $25.4 million, as compared to $21.1 million as of September 30, 2006. In addition, we had pledged deposits amounting to $9.4 million and $13.0 million at December 31, 2006 and September 30, 2006, respectively. Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances and bills payable. The individual short term bank loans have maturities ranging from five to twelve months which coincides with the periods the cash remains pledged to the banks.

          The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended December 31,

	2005	2006

	(in thousands)
Net cash used in operating activities	(3,742)	(2,155)
Net cash used in investing activities	(12,166)	(13,198)
Net cash (used in) / provided by financing activities	(5,762)	19,560
Effect of exchange rate changes on cash and cash equivalents	(17)	57
Net (decrease)/ increase in cash and cash equivalent	(21,687)	4,264
Cash and cash equivalents at the beginning of period	33,056	21,100
Cash and cash equivalents at the end of period	11,369	25,364

Operating Activities

          Net cash used in operating activities was $2.2 million in the three months ended December 31, 2006 compared to $3.7 million in the same period in 2005. The improvement by $1.5 million in operating activities was mainly attributable to the better control in collection of trade accounts receivable and inventory management. While our sales volume has increased significantly compared to the period ended December 31, 2005, there is no significant increase in our operating assets. The negative cash flow was mainly result of a decrease in bills payable as part of bills payable had been settled as maturity in the three months ended December 31, 2006. However, we expect that our negative operating cash flow will improve through our increased effort to collect accounts receivables.

Investing Activities

          Net cash used in investing activities decreased from $13.2 million in the three months ended December 31, 2005 to $12.1 million in the same period in 2006.  The net cash used in investing activities during the period ended December 31, 2006 was mainly used for the construction of the facility to house a new cylindrical cell production line and a new automated aluminum cell line.

Financing Activities

          Net cash provided by financing activities was $19.6 million in the three months ended December 31, 2006 compared to net cash used in finance activities of $5.8 million in the same period in 2005. This was mainly attributable to (i) a $16.5 million increase in net proceeds from borrowing due to more loans being secured for working capital and construction of new production line in the three months ended December 31, 2006, and (ii) $9.1 million decrease in cash deposited to bank as collateral in the three months ended December 31, 2006.

          As of December 31, 2006, the principal outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed

	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$51,225	$28,925
Shenzhen Development Bank	19,209	12,806
Shenzhnen Commercial Bank	12,806	7,315
China CITIC Bank	16,403	597
Bank of China	64,031	28,478
CITIC Ka Wah Bank Limited	6,000	—

Subtotal—short-term credit facilities	$169,674	$78,121

Long-term credit facilities:
Agricultural Bank of China	25,612	—
China Development Bank	12,806	12,806

Subtotal—long-term credit facilities	38,418	12,806

Lines of Credit:
Agricultural Bank of China		1,987
Shenzhen Development Bank		104
China Construction Bank		6,110
China Merchants Bank		835

Subtotal—lines of credit		9,036

Total Principal Outstanding		$99,963

          There are no restrictions for our above unused credit facilities.

          The above principal outstanding amounts under credit facilities included short-term bank loans of $71.1 million, bills payable of $16.1 million and long-term bank loans of $12.8 million.

          For the purpose of presentation, the movement in bills payable balances is included in operating activities in the statements of cash flows due to their nature.

          We refinanced our short-term bank loans during the three months ended December 31, 2006 at annual interest rates of 4.725% to 5.85%, payable monthly, and for terms of six to twelve months. These debt arrangements are generally guaranteed by Mr. Li Xianqian, our chairman, president, and chief executive officer.

          Pursuant to the refinancing, we pledged $10.2 million of inventory and $5.8 million of equipment and machinery as security for our comprehensive credit facility with Shenzhen Development Bank as of December 31, 2006. In addition, as all of the bank loans were borrowed by Shenzhen BAK, in the event (i) Shenzhen BAK has a bad credit record at any other bank or we are involved in any material adverse litigation with any other bank, (ii) Shenzhen BAK’s liabilities exceed 70% of its assets, or Shenzhen BAK’s current ratio is less than 0.8, or (iii) Shenzhen BAK’s monthly sales revenue declines by 10% as compared with the same period of the prior year, Shenzhen Development Bank is entitled to accelerate the loan repayment (such ratios are based on the financial data of Shenzhen BAK prepared under PRC GAAP). We were in compliance with these requirements as of December 31, 2006.

          During the three months ended December 31, 2006, we repaid four short-term bank loans totaling $12.4 million, and entered into five new short-term bank loan agreements totaling $14.7 million. The five new facilities provide for monthly interest payments at fixed annual interest rates from 5.508% to 5.58%, with principal repayments at maturities during the second calendar quarter and the fourth calendar quarter of 2007.

          On November 23, 2006, Shenzhen BAK entered into a $26 million long-term loan agreement with Shenzhen Eastern Branch, Agricultural Bank of China, which became effective on December 18, 2006. The long-term loan may be drawn at any time within five years of the effective date of the loan agreement, and will mature in five years after it is drawn. The long-term loan when drawn will carry a floating interest rate of 90% of the People’s Bank of China benchmark rate. The long-term loan is secured by pledged machinery and equipment valued at $13.6 million as of December 31, 2006. Shenzhen BAK’s obligations under the loan agreement are guaranteed by BAK International and by Mr. Li. As of December 31, 2006, we had no borrowings under this loan agreement.

          On December 26, 2006, Shenzhen BAK entered into a four-year long-term loan agreement of $12.8 million with Shenzhen Branch, China Development Bank. The long-term loan is payable in three installments as follows:

          RMB 30 million on November 20, 2008;

          RMB 30 million on November 20, 2009; and

          RMB 40 million on December 26, 2010.

          The long-term loan carries an annual interest rate of 6.48%, which is the benchmark rate of the People’s Bank of China for three- to five-year long-term loans. The long-term loan will be secured by Shenzhen BAK’s pledge of its new Research and Development Test Center, which is to be constructed in Shenzhen, China, after Shenzhen BAK obtains the required land use rights for the location of the facility; such land use rights will also be pledged as security. The obligations of Shenzhen BAK under the loan agreement are guaranteed by Mr. Li. We borrowed the full $12.8 million under this loan agreement on December 27, 2006.

           We had a working capital (refer to current assets less current liabilities excluding share-based payment liabilities) surplus of $19.2 million as of December 31, 2006, as compared to $4.6 million as of September 30, 2006, an increase of $14.6 million. This increase was primarily attributable to a decrease in bills payable because parts of bills payable were settled as maturity. We had short-term bank loans maturing in less than one year of $71.1 million as of December 31, 2006, as compared to $67.9 million as of September 30, 2006, an increase of $3.2 million.

          We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash and amount available under existing credit facilities is insufficient to meet our requirements, we may seek to sell debt securities or borrow from lending institutions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Capital Expenditures

          We made capital expenditures of $12.2 million and $12.1 million in the three months ended December 31, 2005 and 2006, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three months Ended December 31,

	2005	2006

	(in thousands)
Construction costs	$4,542	$4,098
Purchase of equipment	7,624	9,100

Total capital expenditures	$12,166	$13,198

          We estimate that our total capital expenditures in fiscal 2007 will reach approximately $55.0 million, primarily to purchase manufacturing equipment for the expansion of our production lines.

          We have completed the construction of 185,993 square meters of new facilities comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space and administrative offices at the BAK Industrial Park. Of that space, approximately 111,000 square meters are new manufacturing facilities. We have completed construction and put into use an additional administrative area, production facility, four manufacturing facilities, a warehouse and packaging facility, three dormitories and two dining halls. At present, we have no significant payment obligations related to these facilities, although we continue to make payments regarding the construction of the facility as costs arise.

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

          We are constructing and have completed part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, which we understand does not have the authority to grant us the land use rights certificate. Under our agreement with the Kuichong Township government, we have to pay for a 50-year land use rights certificate at an agreed unit price, which in the aggregate amounted to $4.0 million as of September 30, 2004 and $3.3 million as of September 31, 2006, following an adjustment of the site area after a land survey. Out of the $3.3 million, $0.3 million has been paid to the Kuichong Township government. We have been actively negotiating with the Shenzhen municipal government with a view to resolving the lack of authority issue, but we can make no assurances that we will be able to acquire the land use right by purchasing it directly from the Shenzhen municipal government on the same terms, or if at all. In the meantime, we have recognized a net payable purchase price of $3.0 million for the land use rights on the assumption that it will be on the same terms as those agreed with the Kuichong Township government.

          We are also required to contribute $20 million in fiscal year 2007 as the first installment of capital to our new subsidiary BAK Tianjin. Such amount would be applied by BAK Tianjin in respect of the acquisition of land use right as well as the facility and is included in our estimate of capital expenditure for fiscal year 2007 described above.

          We plan to construct our new Research and Development Test Center in Shenzhen in the second half of 2007.

          The following table sets forth our contractual obligations and commercial commitments as of December 31, 2006:

	Payment Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Short-term bank loans	71,075	71,075	—	—	—
Bills payable	16,082	16,082	—	—	—
Long-term bank loans(1)	12,806	—	7,684	5,122	—
Land use rights payable(2)	3,070	3,070
Capital commitments(2)	8,458	8,458	—	—	—
Future interest payment on short-term bank loans	1,210	1,210	—	—	—
Future interest payment on long -term bank loans	2,550	841	1,336	373	—

Total	115,251	100,736	9,020	5,495	—

          Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2006.

(1)

On November 23, 2006, Shenzhen BAK entered into a RMB 200 million (approximately $26 million) long-term loan agreement with Shenzhen Eastern Branch, Agricultural Bank of China, which became effective on December 18, 2006. The long-term loan may be drawn at any time within five years from the effective date of the agreement and will mature five years after it is drawn. As of December 31, 2006, no amount has been drawn under this loan agreement. The above table regarding our contractual obligations and commercial commitments does not include this loan.

(2)

We are required to contribute $20 million in fiscal year 2007 as the first installment of capital to our new subsidiary BAK Tianjin. Such amount would be applied by BAK Tianjin in respect of the acquisition of land use right as well as the facilities. We are also required to contribute the remaining capital of $79.99 million on or before December 11, 2008 to BAK Tianjin. The above table regarding our contractual obligations and commercial commitments does not include such capital contribution requirements.

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

          We have assessed the liabilities arising from these guarantees and considered they are immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of December 31, 2006. We had guaranteed the timely re-payment of principal and interest of two parties to a bank. The maximum amount of our exposure for those guarantees was $3.8 million at both December 31, 2006 and September 30, 2006.

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

Recoverability of Long-Lived Assets

          Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of September 30, 2006 and December 31, 2006, the carrying amount of property, plant and equipment, net was $109.4 million and $113.2 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

          The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2006 and December 31, 2006, we had not charged off any balances as we had yet to exhaust all means of collection.

Stock-Based Compensation

          We have adopted the alternate intrinsic value method recognition provision of SFAS 123. Pursuant to the requirements of SFAS 123, we have disclosed in our annual financial statements for the year ended September 30, 2005 the pro forma effect of application of the preferred fair value method recognition provision. Further, effective October 1, 2005, we adopted the provisions of SFAS 123R, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. SFAS 123R also requires measurement of cost of a liability- classified award based on its current fair value. The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date. Change in fair value during the requisite service period will be recognized as compensation cost over that period.

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

          Pursuant to SFAS 123R, we have recognized compensation costs of $262,000 in relation to stock-based award to our employees and non-employee directors in the three months ended December 31, 2006 as an increase in the operating costs.

Changes in Accounting Standards

          In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on October 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

          The exchange rates used to translate amounts in Renminbi into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar

	2006	2005

Balance sheet items as of December 31	7.8087	N/A
Amounts included in the statement of income and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the years ended September 30	7.8647	8.0833
Balance sheet items as of September 30	7.9087	N/A

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

          We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, based on the banks’ prime rates for short-term loans and the benchmark rate of the People’s Bank of China for three to five year long term loan for long-term bank loan, are fixed for the terms of the loans, the terms are typically five to twelve months for short-term bank loans and interest rates are subject to change upon renewal.

          The term of long term bank loan is 4 year and interest rates are subject to the changing the benchmark rate of the Peoples Bank of China announced. There were no material changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at December 31, 2006 would decrease net income before provision for income taxes by $208,000 or 6.1% for the three months ended December 31, 2006. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

          Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is the functional currency. Approximately 72.9% of our revenues and 94.0% of our costs and expenses for the three months ended December 31, 2006 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 95.1% of our assets except for cash were denominated in RMB as of December 31, 2006. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our Renminbi revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $5.4 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2006. As of December 31, 2006, our accumulated other comprehensive income (loss) was $5.0 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Item 4.  Controls and Procedures.

(a)          Disclosure Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

          Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective, because of the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “2006 Form 10-K”), which we are still in the process of remediating. Investors are directed to Item 9A of the 2006 Form 10-K for the description of these weaknesses.

(b)          Remediation Measures of Material Weaknesses

          To remediate the first five material weaknesses reported in Item 9A, “Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, we have implemented the measures described below. We will continue to evaluate the effectiveness of such measures, and may in the future implement additional measures, as necessary, to remediate such weaknesses.

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

          Management believes that these measures, all of which were undertaken during the fiscal year 2006 and the first quarter of fiscal year 2007, or would be undertaken subsequent to December 31, 2006, will address those five material weaknesses. However, such measures have not yet been in place long enough to be adequately tested. Following the implementation and the completion of testing, management will evaluate whether the material weaknesses have been successfully remediated.

          To remediate the last two material weaknesses described in Item 9A, “Controls and Procedures -- Management’s Report on Internal Control over Financial Reporting” in our Annual Report Form 10-K for the fiscal year ended September 30, 2006, we have implemented the measures described below. We will continue to evaluate the effectiveness of such measures, and may in the future implement additional measures, as necessary, to remediate such weaknesses.

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

          Management has successfully completed implementation of all measures described above during fiscal year 2006 and the first quarter of fiscal year 2007 and believes that the implementation of such measures, which were designed to remediate those two material weakness, will provide sufficient basis to conclude as to the absence of these material weaknesses at such time that formal testing as completed. However, until such testing of operation of the implemented measures has been completed, we lack sufficient evidence to conclude as to absence of the material weaknesses.

          We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

          Other than the remediation measures described above, there were no changes in our internal controls over financial reporting after September 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

          Except as described below, we are not a party to any legal proceedings, nor are we aware of any threatened or contemplated proceedings which are expected to result in a material adverse effect on our business financial position, or result of operation.

          On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against us. We have an agreement with A123Systems, Inc., under which we agree to manufacture products for A123Systems, Inc. according to the specifications furnished by, and using the finished electrodes and other materials consigned by, A123Systems, Inc. to us. The plaintiffs alleged that by manufacturing rechargeable lithium cells for one of our customers, A123Systems, Inc., for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker Corporation, we had infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs seek injunctive relief and damages in an unspecified amount. If the court issues an adverse decision, we may be required to pay the plaintiffs substantial monetary damages, terminate our existing production of rechargeable lithium cells manufactured for A123Systems, Inc., or pay royalties to continue such production. The court has not yet issued a decision on this matter and we are unable to quantify the extent of any possible award of damages that might become payable by us.

          Furthermore, if A123Systems, Inc. is found liable for the infringement, it may not be able to continue its cooperation with us at all or on terms and conditions acceptable to us, which in turn would adversely affect our ability to execute our strategy to expand our production of cells for power tools and capture high-margin businesses. Accordingly, our revenues and business prospects would be materially adversely affected.

          We are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form SB-2 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in September 2005. Under the registration rights agreement, if a registration statement filed pursuant thereto ceases to be effective after its effective date to cover the resale of the shares for more than 30 trading days, while the relevant shares could not be put back to us, we would be liable to pay partial liquidated damages equal to 1.0% of the aggregate investment amount paid by those selling shareholders for the shares, and on each monthly anniversary thereafter until the default is cured, an additional 1.5% on a daily pro-rata basis. On August 15, 2006, the SEC declared effective a post-effective amendment we filed on August 4, 2006 to terminate the effectiveness of the resale registration statement on Form SB-2 that included the resale of the shares held by those selling shareholders. On October 11, 2006, we filed a registration statement on Form S-1 that covers resales of the shares held by those shareholders, which was declared to be effective on October 19, 2006.  Because the interval from August 15, 2006 to October 19, 2006 exceeds 30 trading days, those selling shareholders will be eligible for the liquidated damages of $487,946 from us based on the formula specified in the registration rights agreement. The liquidated damage of $290,575, which was incurred before September 30, 2006, has been charged to our statement of income and comprehensive income of fiscal year 2006 and $197,371 has also been charged to our statement of income and comprehensive income for the three months ended December 31, 2006.

Item 1A.  Risk Factors.

          See Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits.

Number	Description

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to China BAK Battery, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.1	Form of Restricted Stock Grant Agreement

10.2	Summary of loan Agreement, dated October 23, 2006, by and between Shenzhen Eastern Branch, Agricultural Bank of China and Shenzhen BAK Battery Co., Ltd.

10.3	Summary of loan agreement, dated November 15, 2006, by and between Shenzhen Eastern Branch, Agricultural Bank of China and Shenzhen BAK Battery Co., Ltd.

10.4	Summary of loan agreement, dated November 23, 2006, by and between Shenzhen Eastern Branch, Agricultural Bank of China and Shenzhen BAK Battery Co., Ltd.

10.5	Mortgage Contract, dated November 23, 2006, by and between Shenzhen Eastern Branch, Agricultural Bank of China and Shenzhen BAK Battery Co., Ltd.

31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2007	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li

Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yongbin Han

Yongbin Han, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)