Form 10-Q
period 2007-03-31
CHINA BAK BATTERY INC
filed 2007-05-08
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  48,893,396 shares of common stock, par value $0.001 per share, outstanding on May 7, 2007.

i

INTRODUCTORY COMMENTS

Terminology

Throughout this Report, the terms “we,” “us” and “our” refer to China BAK Battery, Inc. and its subsidiaries on a consolidated basis; “BAK International” refers to our Hong Kong subsidiary, BAK International, Ltd.; “BAK Tianjin” refers to our PRC subsidiary, BAK International (Tianjin) Limited; “Shenzhen BAK” refers to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.; “BAK Electronics” refers to our PRC subsidiary, BAK Electronics (Shenzhen) Co., Ltd.; “BAK Canada” refers to our Canadian subsidiary, BAK Battery Canada Ltd.; “China” or “PRC” refers to the People’s Republic of China, excluding for the purposes of this Report only, Taiwan, Hong Kong and Macau; “RMB” or “Renminbi” refers to the legal currency of China; and “$” or “U.S. dollars” refers to the legal currency of the United States.

Forward-Looking Statements

Statements contained in this Report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

—	our limited operating history in developing, manufacturing and selling of lithium-based rechargeable battery cells;

—	our ability to keep up with rapidly changing technologies and evolving industry standards;

—	our dependence on the growth in demand for the portable electronic devices that are powered by our products;

—	our ability to diversify our product offering and capture new market opportunities;

—	our ability to manage the expansion of our business operations effectively;

—	our ability to fund our operations and manage our substantial short-term indebtedness;

—	uncertainties with respect to the PRC legal and regulatory environment;

—	our ability to maintain cost leadership;

—	our ability to acquire land use rights to our facilities; and

—	other risks identified in this Report.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2006 and March 31, 2007
(In U.S. dollars)

		September 30,	March 31,
	Note	2006	2007
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$21,099,555	$14,839,584
Pledged deposits	2	12,971,989	9,100,630
Trade accounts receivable, net	3	64,332,171	56,515,407
Inventories	4	47,388,936	54,469,305
Prepayments and other receivables		1,134,770	1,152,453

Total current assets		146,927,421	136,077,379

Property, plant and equipment, net	5	109,406,116	123,825,432
Lease prepayments, net		3,161,477	16,842,317
Intangible assets, net		74,682	72,176
Deferred tax assets		85,598	105,176

Total assets		$259,655,294	$276,922,480

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2006 and March 31, 2007 (continued)
(In U.S. dollars)

		September 30,	March 31,
	Note	2006	2007
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	6	$67,899,908	$71,759,199
Accounts and bills payable		48,316,250	43,019,656
Accrued expenses and other payables		25,880,985	18,884,868
Share-based payment liabilities		3,625,165	—

Total current liabilities		145,722,308	133,663,723

Long-term bank loans	7	—	18,101,420
Deferred tax liabilities		304,957	318,909

Total liabilities		146,027,265	152,084,052

Commitments and contingencies	10

Shareholders’ equity

Ordinary shares US$ 0.001 par value; 100,000,000 authorized; 48,885,896 and 48,893,396 issued and outstanding as of September 30, 2006 and March 31, 2007 respectively		48,886	48,893
Additional paid-in-capital		68,126,689	72,620,130
Statutory reserves		5,791,718	6,473,622
Retained earnings		36,212,357	39,552,932
Accumulated other comprehensive income		3,448,379	6,142,851

Total shareholders’ equity		113,628,029	124,838,428

Total liabilities and shareholders’ equity		$259,655,294	$276,922,480

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of income
and comprehensive income
For the three months ended March 31, 2006 and 2007
(Unaudited)
(In U.S. dollars)

	Three months ended March 31,
	2006	2007

Net revenues	$38,219,728	$29,528,846
Cost of revenues	(25,977,085)	(23,382,523)

Gross profit	12,242,643	6,146,323

Operating expenses:
Research and development costs	(463,680)	(928,443)
Sales and marketing expenses	(1,296,594)	(1,064,497)
General and administrative expenses	(2,026,240)	(2,151,675)

Total operating expenses	(3,786,514)	(4,144,615)

Operating income	8,456,129	2,001,708

Finance costs, net	(515,175)	(1,163,828)
Other expenses	(33,700)	(240,135)

Income before income taxes	7,907,254	597,745

Income taxes	(353,098)	(158,018)

Net income	$7,554,156	$439,727

Other comprehensive income
- Foreign currency translation adjustment	665,400	1,149,688

Comprehensive income	$8,219,556	$1,589,415

Net income per share:
-Basic	$0.15	$0.01

-Diluted	$0.15	$0.01

Weighted average number of
ordinary shares:
-Basic	48,878,396	48,889,438

-Diluted	49,287,977	49,419,102

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of income
and comprehensive income
For the six months ended March 31, 2006 and 2007
(Unaudited)
(In U.S. dollars)

		Six months ended March 31,
	Note	2006	2007

Net revenues	12	$64,323,478	$72,610,999
Cost of revenues		(45,005,275)	(58,268,122)

Gross profit		19,318,203	14,342,877

Operating expenses:
Research and development costs		(958,885)	(1,565,357)
Sales and marketing expenses		(2,501,151)	(2,106,913)
General and administrative expenses		(4,189,009)	(5,112,649)

Total operating expenses		(7,649,045)	(8,784,919)

Operating income		11,669,158	5,557,958

Finance costs, net		(695,811)	(2,064,660)
Gain on trading securities		279,260	—
Other (expenses) / income		(37,899)	691,939

Income before income taxes		11,214,708	4,185,237

Income taxes		(468,674)	(162,758)

Net income		$10,746,034	$4,022,479

Other comprehensive income
- Foreign currency translation adjustment		887,130	2,694,472

Comprehensive income		$11,633,164	$6,716,951

Net income per share:
-Basic	9	$0.22	$0.08

-Diluted	9	$0.22	$0.08

Weighted average number of ordinary shares:
-Basic	9	48,878,396	48,887,647

-Diluted	9	48,977,921	49,074,049

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of shareholders’ equity
For the six months ended March 31, 2006 and 2007
(Unaudited)
(In U.S. dollars)

						Accumulated
	Ordinary shares		Additional			other	Total
	Number of		paid	Statutory	Retained	comprehensive	share-holders’
	shares	amount	-in-capital	reserves	earnings	income	equity

Balance as of October 1, 2005	48,878,396	48,878	67,415,501	3,034,141	18,805,368	1,005,255	90,309,143
Net income	—	—	—	—	10,746,034	—	10,746,034

Share-based compensation for employee stock awards	—	—	1,416,261	—	—	—	1,416,261

Appropriation to statutory reserves	—	—	—	1,256,398	(1,256,398)	—	—

Foreign currency translation adjustment	—	—	—	—	—	887,130	887,130

Balance as of March 31, 2006	48,878,396	$48,878	$68,831,762	$4,290,539	$28,295,004	$1,892,385	$103,358,568

Balance as of October 1, 2006	48,885,896	$48,886	$68,126,689	$5,791,718	$36,212,357	$3,448,379	$113,628,029
Net income	—	—	—	—	4,022,479	—	4,022,479

Issuance of 914,994 shares of restricted stock and reclassification of liability-classified awards	—	—	3,679,934	—	—	—	3,679,934

Share-based compensation for employee stock options awards	—	—	291,398	—	—	—	291,398

Share-based compensation for common stock granted to employees and non-employee directors	—	—	522,116	—	—	—	522,116

Issuance of common stock to non- employee directors	7,500	7	(7)	—	—	—	—

Appropriation to statutory reserves	—	—	—	681,904	(681,904)	—	—

Foreign currency translation adjustment	—	—	—	—	—	2,694,472	2,694,472

Balance as of March 31, 2007	48,893,396	$48,893	$72,620,130	$6,473,622	$39,552,932	$6,142,851	$124,838,428

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended March 31, 2006 and 2007
(Unaudited)
(In U.S. dollars)

	Three months ended March 31,
	2006	2007

Cash flow from operating activities
Net income	$7,554,156	$439,727
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	1,428,652	2,211,399
Bad debt expense	422,163	(850,888)
Share-based compensation	704,748	605,828
Deferred income taxes	3,286	59,864

Changes in operating assets and liabilities:
Trade accounts receivable	(8,011,225)	12,805,112
Inventories	(9,030,479)	(9,744,361)
Prepayments and other receivables	(500,998)	(107,265)
Accounts and bills payable	2,554,531	4,960,036
Accrued expenses and other payables	626,169	(2,874,543)

Net cash (used in) / provided by operating activities	(4,248,997)	7,504,909

Cash flow from investing activities

Purchases of property, plant and equipment	(2,795,910)	(10,333,935)
Payment of lease prepayment	—	(13,024,026)
Purchases of intangible assets	(2,321)	—

Net cash used in investing activities	$(2,798,231)	$(23,357,961)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended March 31, 2006 and 2007 (continued)
(Unaudited)
(In U.S. dollars)

	Three months ended March 31,
	2006	2007
Cash flow from financing activities

Proceeds from borrowings	$22,625,537	$37,347,228
Repayment of borrowings	(18,747,603)	(32,970,443)
(Increase) / decrease in pledged deposits	(353,595)	570,892
Amounts received from related parties	21,588	—

Net cash provided by financing activities	3,545,927	4,947,677

Effect of exchange rate changes on cash and cash equivalents	55,117	381,379

Net decrease in cash and cash equivalents	(3,446,184)	(10,523,996)

Cash and cash equivalents at the beginning of period	11,368,998	25,363,580

Cash and cash equivalents at the end of period	$7,922,814	$14,839,584

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to bank	$11,984,834	$2,566,265

Cash paid during the period for:
Income taxes	$49,907	$27,832

Interest, net of amounts capitalized	$464,132	$1,320,032

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the six months ended March 31, 2006 and 2007
(Unaudited)
(In U.S. dollars)

	Six months ended March 31,
	2006	2007

Cash flow from operating activities
Net income	$10,746,034	$4,022,479
Adjustments to reconcile net income to net
cash (used in) / provided by operating activities:
Depreciation and amortization	2,675,159	4,257,216
Bad debt expense	677,651	(365,481)
Share-based compensation	1,416,261	868,283
Deferred income taxes	9,361	(10,539)

Changes in operating assets and liabilities:
Trade accounts receivable	(14,419,154)	9,607,403
Inventories	(24,220,121)	(5,990,262)
Prepayments and other receivables	(745,150)	145,507
Accounts and bills payable	14,218,862	(6,802,159)
Accrued expenses and other payables	1,650,056	(382,939)

Net cash (used in) / provided by
operating activities	(7,991,041)	5,349,508

Cash flow from investing activities

Purchases of property, plant and equipment	(14,962,270)	(22,886,409)
Payment of lease prepayment	—	(13,664,337)
Purchases of intangible assets	(2,321)	(4,759)

Net cash used in investing activities	$(14,964,591)	$(36,555,505)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the six months ended March 31, 2006 and 2007 (continued)
(Unaudited)
(In U.S. dollars)

	Six months ended March 31,
	2006	2007
Cash flow from financing activities

Proceeds from borrowings	$30,184,209	$65,750,162
Repayment of borrowings	(26,819,015)	(45,392,485)
(Increase) / decrease in pledged deposits	(5,852,709)	4,149,549
Amounts received from related parties	271,873	—

Net cash (used in) / provided by financing activities	(2,215,642)	24,507,226

Effect of exchange rate changes on cash and cash equivalents	38,304	438,800

Net decrease in cash and cash equivalents	(25,132,970)	(6,259,971)

Cash and cash equivalents at the beginning of period	33,055,784	21,099,555

Cash and cash equivalents at the end of period	$7,922,814	$14,839,584

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to bank	$13,364,732	$2,566,265

Proceeds from disposal of trading securities	$3,981,274	$—

Cash paid during the period for:
Income taxes	$196,487	$27,832

Interest, net of amounts capitalized	$692,192	$2,199,950

Purchases of trading securities	$3,702,014	$—

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2006 and 2007

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

The shares of the Company have been traded in the over-the-counter market through the Over-the-Counter Electronic Bulletin Board since 2005. On May 31, 2006, the Company obtained approval to list its common stock on the National Association of Securities Dealers Automated Quotations stock market, and trading commenced that same date under the symbol "CBAK".

Basis of Presentation and Organization

As of March 31, 2007, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; and v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006, which is principally engaged in research and development. As of March 31, 2007, BAK Canada is still dormant.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of $99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International is required to contribute $20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. The remaining $79,990,000 shall be fully contributed no later than December 11, 2008. BAK Tianjin will be principally engaged in the manufacture of advanced lithium ion batteries for use in light electric vehicles and uninterruptible power supply. As of March 31, 2007, BAK International had not contributed the $20,000,000 capital to BAK Tianjin; BAK International is in the course of negotiating with the relevant government bureau for an extension of the applicable contribution period.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2006 and 2007

(Unaudited)

On January 20, 2005, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of US$17,000,000. In conjunction with this financing, Mr Li Xiangqian, the Chairman and Chief Executive Officer of the Company, agreed to place 2,179,550 shares of the Company's common stock owned by him into an escrow account, of which 50% are to be released to the investors in the private placement if audited net income of the Group for the fiscal year ended September 30, 2005 is not at least US$12,000,000, and the remaining 50% are to be released to investors in the private placement if audited net income of the Group for the fiscal year ended September 30, 2006 is not at least US$27,000,000. If the audited net income of the Group for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr Li Xiangqian (the “Escrow Arrangement”).

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

While the 1,089,775 escrow shares relating to the 2005 performance threshold were previously released to Mr. Li Xiangqian, Mr. Li Xiangqian had undertaken on August 21, 2006, to return those shares to the escrow agent for the distribution to the relevant investors. The remaining 1,089,775 shares of Mr. Li Xiangqian relating to the 2006 performance threshold had been transferred to the relevant investors as of December 31, 2006.

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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007. The Company’s consolidated balance sheet as of September 30, 2006 has been taken from the Company’s audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the condensed interim consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2006 and 2007

(Unaudited)

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”), in Hong Kong or in Canada, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

Recently Issued Accounting Standards

FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109

In July 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”,which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective for the Company on October 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adoption of FIN 48 on its consolidated financial statements.

FASB SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115

In February 2007, FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning on October 1, 2008. Our management is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on the Company’s financial statements upon adoption.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2006 and 2007

(Unaudited)

2 Pledged Deposits

Pledged deposits as of September 30, 2006 and March 31, 2007 consist of the following:

	September 30,	March 31,
	2006	2007
Pledged deposits with banks for
bills payable	$12,971,989	9,100,630

3 Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2006 and March 31, 2007 consist of the following:

	September 30,	March 31,
	2006	2007

Trade accounts receivable	$56,197,229	$49,410,886
Less: Allowance for doubtful accounts	(1,063,285)	(751,496)

	55,133,944	48,659,390
Bills receivable	9,198,227	7,856,017

	$64,332,171	$56,515,407

An analysis of the allowance for doubtful accounts for the six months ended March 31, 2006 and 2007 is as follows:

	Six months ended March 31,
	2006	2007

Balance at beginning of period	$1,593,538	$1,063,285
Addition / (recovery) of
bad debt expense, net	640,738	(334,611)
Foreign exchange adjustment	18,925	22,822

Balance at end of period	$2,253,201	$751,496

4 Inventories

Inventories as of September 30, 2006 and March 31, 2007 consist of the following:

	September 30,	March 31,
	2006	2007

Raw materials	$20,693,915	$18,910,602
Work-in-progress	5,686,328	6,674,890
Finished goods	21,008,693	28,883,813
	$47,388,936	$54,469,305

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2006 and 2007

(Unaudited)

A part of the Company’s inventories with carrying values of US$10,115,442 and US$10,343,668 as of September 30, 2006 and March 31, 2007, respectively, was pledged as collateral under certain loan agreements (see Note 6).

5 Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2006 and March 31, 2007 consist of the following:

	September 30,	March 31,
	2006	2007

Buildings	$63,508,910	$68,288,757
Machinery and equipment	30,658,968	47,503,883
Office equipment	750,115	905,719
Motor vehicles	1,018,042	1,041,012

	95,936,035	117,739,371
Accumulated depreciation and amortization	(9,925,557)	(14,308,120)
Construction in progress	23,395,638	15,188,860
Prepayment for acquisition of property, plant
and equipment	—	5,205,321

	$109,406,116	$123,825,432

(i) Depreciation and amortization expense for the six months ended March 31, 2006 and 2007 is included in the consolidated statements of income and comprehensive income as follows:

	Six months ended March 31,
	2006	2007

Cost of revenues	$1,949,238	$3,008,251
Research and development costs	124,567	140,815
Sales and marketing expenses	237,774	294,470
General and administrative expenses	209,452	812,060

	$2,521,031	$4,255,596

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the six months ended March 31, 2006 and 2007, the Company capitalized interest of approximately $390,642 and $113,884, respectively, to the cost of construction in progress.

(iii) Pledged Property, Plant and Equipment

As of September 30, 2006 and March 31, 2007, machinery and equipment with net book value of $6,253,302 and $18,872,622 of the Company were pledged as collateral under certain loan arrangements (see Notes 6 and 7).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2006 and 2007

(Unaudited)
6 Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	September 30,	March 31,
	2006	2007

Inventories (Note 4)	$10,115,442	$10,343,668
Machinery and equipment, net (Note 5)	6,253,302	5,461,839

	$16,368,744	$15,805,507

As of September 30, 2006 and March 31, 2007, the Company had several short-term bank loans with aggregate outstanding balances of $67,899,908 and $71,759,199 respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 4.725% to 5.85% per annum, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Li Xiangqian, Chairman of the Company, who did not receive any compensation for acting as guarantor.

The Company is subject to certain covenants, which require the Company to comply with certain financial ratios for its loan facilities, which are tested on a monthly basis. If the Company fails to meet the requirements, the outstanding bank loans, including interest and penalties due thereunder, will accelerate and become immediately due and payable. As of March 31, 2007, the Company is in compliance with all of these requirements.

7 Long-term Bank Loans

As of March 31, 2007, the Company had long-term bank loans of $18,101,420. The amount $12,929,585 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China for three- to five-year long-term loans, which is currently at 6.48% per annum. The long-term bank loan is repayable in three instalments of $3,878,876 on November 20, 2008, $3,878,876 on November 20, 2009 and $5,171,833 on December 26, 2010. An additional $5,171,835 was borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, which bears interest at 90% of the benchmark rate of the People’s Bank of China for three- to five-year long-term loans (currently 5.832% per annum); this loan is repayable in full on January 25, 2012.

The long-term bank loan with China Development Bank is guaranteed by Mr. Li Xiangqian, Chairman of the Company, and is secured by the fixed assets and land use rights of the Company’s Research and Development Test Center which will be constructed in Shenzhen, PRC after obtaining the required land use rights for the location of the facility.

The long-term bank loan with Agricultural Bank of China is guaranteed by Mr. Li Xiangqian, Chairman of the Company, and is secured by pledged machinery and equipment valued at $13,410,783 as of March 31, 2007 (see Note 5).

Certain shares of the Company owned by Mr. Li Xiangqian were pledged to secure the long-term bank loans as of March 31, 2007. Mr. Li Xiangqian did not receive any compensation for acting as guarantor for the above long-term bank loans.

8 Share-based Compensation

The Company grants share options to officers and employees to reward for services and restricted ordinary shares to its non-employee directors.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2006 and 2007

(Unaudited)

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

Pursuant to the Plan, the Company issued 2,000,000 options with an exercise price of US$6.25 per share on May 16, 2005. In accordance with the vesting provisions of the grants, the options will become vested and exercisable under the following schedule:

Number of shares	Percentage of options issued	Initial vesting date

800,000	40%	July 1, 2007
600,000	30%	January 1, 2008
600,000	30%	July 1, 2008

2,000,000	100%

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

A summary of share option plan activity for the six months ended March 31, 2007 is presented below:

		Weighted average	Weighted average
	Number of	exercise price	remaining
	shares	per share	contractual term

Outstanding as of October 1, 2006	400,000	$6.25
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2007	400,000	$6.25	5 years

Exercisable as of March 31, 2007	-	-	-

The weighted-average grant-date fair value of options granted during 2005 was $3.67 per share. The Company recorded non-cash share-based compensation expense of $291,398 for the six months ended March 31, 2007, in respect of share options granted in 2005, which was allocated to general and administrative expenses and research and development costs, respectively.

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
For the six months ended March 31, 2006 and 2007

(Unaudited)

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of March 31, 2007, there were unrecognized compensation costs of approximately $371,000 related to non-vested share options. These costs are expected to be recognized over the remaining vesting period.

Employee Restricted Stock Award

On September 22, 2006, the Compensation Committee approved the form of Termination and Release Agreement covering the cancellation of 1,400,000 shares of stock options granted to the optionees who are residents of the PRC. The Compensation Committee also consented to adopt the terms and provisions for Restricted Stock Grant Agreement covering the issuance of restricted shares, and committed to determine an appropriate number of shares of restricted stock that would be granted to these optionees under the Plan (the “Replacement Awards”) during the first quarter of fiscal year 2007. In addition, the Compensation Committee also approved the officer of the Company to authorize delivery of the restricted shares to the employees. On September 28, 2006, options to purchase a total of 1,400,000 shares of common stock were cancelled pursuant to the Termination and Release Agreements signed on that day. The Replacement Awards were classified as liability-classified awards as of September 30, 2006.

Subsequent to September 28, 2006, certain employees who were entitled to the Replacement Awards terminated their employment with the Company. The related potential restricted stock grant of these employees were forfeited with the previously recognized compensation cost of $181,290 credited to sales and marketing expenses and general and administrative expenses.

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
For the six months ended March 31, 2006 and 2007

(Unaudited)
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

Number of shares	Percentage of options issued	Initial vesting date

365,998	40%	July 1, 2007
274,498	30%	January 1, 2008
274,498	30%	July 1, 2008

914,994	100%

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

The Company recognized shared-based compensation expense of $643,616 for the period from January 1, 2007 to March 31, 2007 in respect of the equity-classified award, which was allocated to cost of revenues, selling expenses, general and administrative expenses and research and development costs, respectively. The restricted stock grant of certain employees who resigned during the period from January 1, 2007 to March 31, 2007, were forfeited with the previously recognized compensation cost of $96,392 credited to cost of revenues.

A summary of the restricted stock grant activity for the six months ended March 31, 2007 is presented below:

		Weighted average
	Number of	exercise price
	shares	per share

Non-vested as of October 1, 2006	—	$—
Granted on December 26, 2006	914,994	6.25
Vested	—	—
Forfeited	(23,899)	6.25

Non-vested as of March 31, 2007	891,095	$6.25

As such stock-based compensation is not deductible for income tax purpose in the PRC, no income tax benefits were recognized in this respect for the six months ended March 31, 2007.

As of March 31, 2007, there were unrecognized compensation costs of approximately $1,408,000 related to the restricted stock granted. These costs are expected to be recognized over the vesting period.

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
For the six months ended March 31, 2006 and 2007

(Unaudited)

(ii) The remaining 75% of the restricted shares will vest in three equal quarterly instalments on the last day of each subsequent quarter or in three equal quarterly instalments on the last day of each calendar quarter beginning on the last day of the first full calendar quarter after the grant date.

As of March 31, 2007, there was not any unrecognized stock-based compensation associated with these restricted shares granted to non-employee directors. The every 25% of the restricted shares were issued as fully paid ordinary shares to the three independent directors on July 19, 2006, August 16, 2006, January 8, 2007 and March 29, 2007, respectively.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost for non-employee directors for the six months ended March 31, 2007.

9 Net Income per Share

The calculation of basic net income per share is based on the net income for the six months ended March 31, 2007 attributable to equity shareholders of $4,022,479 (six months ended March 31, 2006: $10,746,034) and the weighted average number of ordinary shares of 48,887,647 in issue during the six months ended March 31, 2007 (six months ended March 31, 2006: 48,878,396).

The calculation of diluted net income per share is based on the net income for the six months ended March 31, 2007 attributable to equity shareholders of $4,022,479 (six months ended March 31, 2006: $10,746,034) and the weighted average number of ordinary shares of 49,074,049 in issue during the six months ended March 31, 2007 (six months ended March 31, 2006: 48,977,921) after adjusting for the number of 186,402 dilutive potential ordinary shares. Restricted stock granted to employees and to non-employee directors are included in the computation of diluted net income per share for the six months ended March 31, 2007. Share warrants granted to external financial advisors, stock options granted to employees are excluded from the computation of diluted net income per share as the warrant and stock options were both anti-dilutive.

10 Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2006 and March 31, 2007, the Company had the following capital commitments:

	September 30,	March 31,
	2006	2007
For construction of buildings	$557,883	$—
For purchases of equipment	12,184,346	18,819,787

	$12,742,229	$18,819,787

(a) A new subsidiary, BAK Tianjin, was incorporated in Tianjin city, the PRC on December 12, 2006. BAK Tianjin plans to develop a production plant. As of March 31, 2007, the Company is in the process of evaluating the development plan and the budgeted development costs have yet to be determined.

(b) The Company plans to construct a new Research and Development Test Center in Shenzhen. As of March 31, 2007, the Company is in the process of evaluating the development plan and the budgeted development costs have yet to be determined.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2006 and 2007

(Unaudited)

(ii) Land Use Rights and Property Ownership Certificate

According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning and construction, needs to be obtained before construction of a building is commenced. A property ownership certificate shall be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained.

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

(iii) Guarantees

In order to secure the supplies of certain raw materials and upon the request of suppliers, the Company has given guarantee to certain suppliers which are summarized as follows:

	September 30,	March 31,
	2006	2007

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. -
a non-related party	$2,528,861	$2,585,917
Guaranteed for Shenzhen Kuichong Zhenda
Industrial Co. Ltd. - a non-related party	1,264,430	1,292,958

	$3,793,291	$3,878,875

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of March 31, 2007.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2006 and 2007

(Unaudited)

The Company's outstanding discounted bills as of September 30, 2006 and March 31, 2007 are summarized as follows:

	September 30,	March 31,
	2006	2007

Bank acceptance bills	$1,972,303	$2,585,917
Commercial acceptance bills	5,013,466	—

	$6,985,769	$2,585,917

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

11 Significant Concentrations

(a) Customers and Credit Concentrations

The Company had one customer that individually comprised 10% or more of net revenue for the six months ended March 31, 2006 and 2007, as follows:

	Six months ended March 31,
	2006		2007
A123Systems, Inc.	$2,677,892	4%	$14,284,447	20%

Approximately 1% of gross trade accounts receivable was due from A123Systems, Inc. at both September 30, 2006 and March 31, 2007. A termination in relationship in or a reduction in orders from this customer could have a material impact on the Company’s results of operations and financial condition.

(b) Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2006 and March 31, 2007, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2006 and 2007

(Unaudited)

12 Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactures six types of Li-ion rechargeable batteries: steel-case cell, aluminum-case cell, battery pack, cylindrical cell, polymer cell and industrial battery. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the six months ended March 31, 2006 and 2007 were as follows:

Net revenues by product:

	Six months ended March 31,
	2006		2007
	%		%

Steel-case Cell	$33,251,247	51.69	$22,621,050	31.15
Aluminium-case cell	23,048,171	35.83	29,064,760	40.03
High-power lithium-
phosphate cell	2,529,019	3.93	14,274,214	19.66
Battery pack	5,273,039	8.20	3,714,597	5.12
Cylindrical cell	34,000	0.05	1,282,896	1.76
Polymer cell	188,002	0.30	1,653,482	2.28

	$64,323,478	100.00	$72,610,999	100.00

Net revenues by geographic area:

	Six months ended March 31,
	2006		2007
	%		%

PRC Mainland	$48,776,298	75.83	$48,466,021	66.74
United States of America	2,636,588	4.10	14,343,586	19.75
Hong Kong, China	5,460,648	8.49	3,536,344	4.87
The Republic of Turkey	4,734,920	7.36	748,789	1.03
Others	2,715,024	4.22	5,516,259	7.61

	$64,323,478	100.00	$72,610,999	100.00

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

Overview

Overall, during the first half of fiscal 2007, we have continued to see consistent sales performance of our polymer cells, as well as development of our laptop cylindrical business. We have also made progress in expanding our manufacturing capability into first tier OEM capabilities, and in working through the qualification processes of targeted first tier OEMs. However, we continue to face pressure due to increased costs of raw materials, particularly lithium cobalt dioxide, and higher overhead related to expanding our manufacturing capabilities. This has resulted in lower profit margins for the three and six months ended March 31, 2007, as compared to the same periods in fiscal 2006.

In the near-term, we anticipate that we will continue to experience pressure due to pricing pressure and overhead costs, including the costs of raw materials as well as the costs of our anticipated capital improvements as we transition from predominantly replacement market to global first tier OEM capabilities. In response to this challenge, while we believe that we remain among the low cost manufacturers in the industry, we are seeking to reduce the purchase costs of raw materials and other unit costs of production while pursuing opportunities to raise selling prices where it would benefit our financial results. In addition, we are seeking to identify alternative raw material suppliers to the extent there are viable alternatives and to expand our use of alternative raw materials. We have also restructured our operations in an effort to streamline corporate recourses and improve internal efficiency, with a particular focus on manufacturing and sales.

From a long-term perspective, we believe that our investment in building out our first tier OEM capabilities and increasing our production capacity will ultimately improve our profitability and competitiveness as increased volume absorbs the higher fixed overhead costs once we have completed the qualification processes of applicable first tier OEM companies and have completed the investment in applicable equipment and infrastructure.

Our Business

We are one of the largest manufacturers of lithium-ion battery cells in China and the world, as measured by production output. Our battery cells are the principal component of rechargeable lithium-based batteries used to power the following applications:

—	cellular phones — customer segments include OEM and replacement battery manufacturers;

—	notebook computers;

—	cordless power tools; and

—	portable consumer electronics, such as digital media devices, portable media players, and personal digital assistants, or PDAs.

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

Since 2005, we have expanded our product offerings by adding three product lines, which have become our new resources for future growth:

—
High-power, lithium-phosphate cells for use in cordless power tools. We began commercial production of lithium-phosphate cells in October 2005 for use in cordless power tools of Black & Decker, a leading power tools manufacturer.

—
Lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, Bluetooth headsets, digital medial players and digital audio players. We began commercial production of lithium polymer cells in September 2005.

—
Cylindrical lithium-ion cells for use in notebook computers. We began trial production of cylindrical cells in April 2006 and began commercial production in June 2006. Prior to this, we had been producing a limited number of cylindrical cells using primarily a manual manufacturing process. These cylindrical cells were primarily sold for use on portable DVD players. In March 2007, our cylindrical lithium-ion cells met the safety standards for use in mining lamps set by the Quality Supervision and Testing Center of the Chemical and Physical Power Sources of the Ministry of Information Industry.

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

Financial Statement Presentation

Net revenues.  Our net revenues represent the invoiced value of our products sold, net of value added taxes, or VAT, sales returns, trade discounts and allowances. We are subject to VAT, which is levied on most of our products at the rate of 17% on the invoiced value of our products. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns represents our best estimate of the amount of goods that will be returned from our customers based on historical sales return data.

The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)
Prismatic cells
Steel-case cells	$7,590	$19,030	$22,621	$33,251
Aluminum-case cells	11,862	14,193	29,065	23,048
Battery packs	1,301	2,319	3,715	5,273
Cylindrical cells(1)	428	21	1,283	34
High-power lithium-phosphate cells	7,875	2,529	14,274	2,529
Lithium polymer cells	473	128	1,653	188

Total	$29,529	$38,220	$72,611	$64,323

Our net revenues have increased during the six months ended March 31, 2007, because of increased shipments as we ramped up our production capacity to meet customer demands for our products.

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

Because the average unit costs of the products increased significantly during the six months ended March 31, 2007, as the purchase cost of lithium cobalt dioxide increased, our gross profit, as a percentage of net revenues, decreased from 30.0% for the six months ended March 31, 2006, to 19.8% for the same period of fiscal 2007.

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

Gain on Trading Securities.  Gain on trading securities represents realized gain from purchases and sales of certain listed shares in open market of Hong Kong Stock Exchange. These transactions were concluded by BAK International Limited, our Hong Kong subsidiary.  As of March 31, 2007, we and our subsidiary do not hold any equity or debt securities on hand for trading purpose.  We do not anticipate investment in trading securities to form an ongoing part of our treasury function.

Other Income / (Expense).  Other income for the six months ended March 31, 2007 mainly consists of government subsidy given as recognition of our contribution to the economic development of the area.  No present or future obligation will arise from the receipt of such amount.

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

Our effective tax rates were 4.2% and 3.9% for the six months ended March 31, 2006 and 2007, respectively.

Results of Operations

Results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Revenues	$29,529	$38,220	$(8,691)	(22.7)%
Cost of revenues	23,383	25,977	(2,594)	(10.0)

Gross profit	6,146	12,243	(6,097)	(49.8)
Operation expenses:
Research and development costs	928	464	464	100.0
Sales and marketing expenses	1,064	1,297	(233)	(17.9)
General and administrative expenses	2,152	2,026	126	6.2

Total operating expenses	4,144	3,787	357	9.5

Operating income	2,002	8,456	(6,454)	(76.3)
Finance costs, net	1,164	515	649	125.9
Other expenses	240	34	206	605.9
Income taxes	158	353	(195)	(55.2)

Net income	$440	$7,554	$(7,114)	(94.2)%

Net Revenues.  Net revenues decreased to $29.5 million for the three months ended March 31, 2007 as compared to $38.2 million for same period of the prior year, a decrease of $8.7 million or 22.7%.

—
Net revenues from the sales of steel-case cells decreased to $7.6 million in the three months ended March 31, 2007, from $19.0 million in the same period in fiscal 2006, a decrease of $11.4 million or 60.1%, due to a decrease in sales volume by 56.7%, as it took time for the market to accept the rise in sale prices caused by a significant increase in the purchase costs of raw materials, especially lithium cobalt dioxide, which increased approximately 30% to 40% in the quarter ended March 31, 2007.

—
Net revenues from the sales of aluminum-case cells decreased to $11.9 million in the three months ended March 31, 2007, from $14.2 million in the same period in fiscal 2006, a decrease of $2.3 million or 16.4%, due to a decrease in sales volume by 23.6% driven by an increase in the average selling price by 9.4% as the result of the increased purchase cost of lithium cobalt dioxide.

—
Net revenues from sales of battery packs decreased to $1.3 million in the three months ended March 31, 2007, from $2.3 million in the same period in fiscal 2006, a decrease of $1.0 million or 43.9%, due to a significant decrease of 45.2% in average selling price. The decrease in average selling price is primarily attributable to the change of type of the battery packs.

—
We also sold $7.9 million of high-power lithium-ion cells, $473,000 of lithium polymer cells and $428,000 million of cylindrical cells in the three months ended March 31, 2007, compared to $2.5 million of high-power lithium-ion cells, $128,000 of lithium polymer cells and $21,000 of cylindrical cells in the same period of 2006.

Cost of Revenues.  Cost of revenues decreased to $23.4 million for the three months ended March 31, 2007, as compared to $26.0 million for the same period in fiscal 2006, a decrease of $2.6 million or 10.0%. The decrease in cost of revenues was attributable to a decrease in units of products sold by 40.1%, offset by a significant increase in the purchase cost of lithium cobalt dioxide.

As a result, gross profit for the three months ended March 31, 2007 was $6.1 million or 20.8% of net revenues as compared to gross profit of $12.2 million or 32.0% of net revenues for the same period in fiscal 2006. The decrease in gross profit as a percentage of net revenues was primarily due to the decrease in units of products sold by 40.1% as a result of increase of selling price and increasingly competitive market pressure, offset by a significant increase in the purchase cost of lithium cobalt dioxide.

Research and Development Costs.  Research and development costs increased to $928,000 for the three months ended March 31, 2007, as compared to $464,000 for the same period in fiscal 2006. Salaries related to research increased to $299,000 from $86,000 for the same period of the prior year, an increase of $213,000, primarily due to increased average employee salaries and hiring more experienced professionals. Research and development material costs increased to $250,000 from $79,000 for the same period of the prior year, an increase of $171,000, primarily as result of more and more research projects were in process.

Sales and Marketing Expenses.  Sales and marketing expenses decreased to $1.1 million for the three months ended March 31, 2007, as compared to $1.3 million for the same period in fiscal 2006, a decrease of $232,000 or 17.9%. Share-based compensation included in sales and marketing expenses decreased by $108,000. On December 26, 2006, we made grants of a total of 914,994 shares of restricted stock to the employees whose options had been terminated and who continued to be employed by us on December 26, 2006, in order to replace the cancellation on September 22, 2006, of options to purchase 1,400,000 shares of stock that had been granted to those employees in May 2005. See Note 8 of the Notes to condensed interim consolidated financial statements for further information. As a percentage of net revenues, sales and marketing expenses have increased to 3.6% for the three months ended March 31, 2007, from 3.4% for the same period in fiscal 2006, primarily attributable to an decrease in net revenue.

General and Administrative Expenses.  General and administrative expenses increased to $2.2 million, or 7.3% of revenues, for the three months ended March 31, 2007, as compared to $2.0 million, or 5.3% of revenues, for the same period in fiscal 2006, an increase of $125,000 or 6.2%. Salaries increased by $202,000 as a result of increased headcount of administrative staff due to the restructuring of certain departments and increased average employee’s salary. Depreciation charges also increased by $239,000 due to increased fixed assets. Bad debt expenses decreased by $1.6 million due to the better control in collection of accounts receivables.

We are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form SB-2 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in September 2005. On August 15, 2006, the SEC declared effective a post-effective amendment that we had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. In addition, on December 8, 2006, we filed our 2006 Form 10-K. After the filing of the 2006 Form 10-K, our previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to above two events totaling approximately $1 million from us. We therefore recognized in general and administrative expenses an amount of $563,000 for the liquidated damage for the three months ended March 31, 2007. There was no comparable expense in same period of fiscal 2006.

Operating Income.  As a result of the above, operating income totaled $2.0 million for the three months ended March 31, 2007, as compared to operating income of $8.5 million for the same period of the prior year, a decrease of $6.5 million or 76.3%. As a percentage of net revenues, operating income was 6.8% for the three months ended March 31, 2007, as compared to 22.1% for the same period of the prior fiscal year.

Finance Costs, Net.  Finance costs, net, increased to $1.2 million for the three months ended March 31, 2007, as compared to $515,000 for the same period of the prior fiscal year, an increase of $649,000 or 125.9%. We had $71.8 million in short term loans and $18.1 million in long term loans outstanding as of March 31, 2007, as compared to $42.9 million in short term loans outstanding as of March 31, 2006. The increase in net finance costs is also attributable to the increase in the borrowing of short term loans and long term loans.

Other Expenses.  Other expenses were $240,000 for the three month period ended March 31, 2007, as compared to $34,000 of other expenses for the same period of fiscal 2006, an increase of $206,000 or 605.9%. The difference represents the value of certain scrap materials that have been discarded.

Income tax expenses.  Income tax expenses decreased to $158,000 for the three months ended March 31, 2007, as compared to $353,000 for the same period of 2006. The decrease was the result of a decrease in net income.

Net Income.  As a result of the foregoing, we decreased our net income to $440,000 for the three months ended March 31, 2007 from $7.6 million for the same period of the prior year.

Results of operations for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.

	Six Months Ended March 31,
	2007	2006	$ Change	% Change
	(In thousands, except percentages)

Statement of Operations data
Revenues	$72,611	$64,323	$8,288	12.9%
Cost of revenues	58,268	45,005	13,263	29.5

Gross profit	14,343	19,318	(4,975)	(25.8)
Operation expenses:
Research and development costs	1,565	959	606	63.2
Sales and marketing expenses	2,107	2,501	(394)	(15.8)
General and administrative expenses	5,113	4,188	925	22.0

Total operating expenses	8,785	7,648	1,137	14.9

Operating income	5,558	11,670	(6,112)	(52.4)
Finance costs, net	2,065	696	1,369	196.7
Other expenses / (income)	(692)	38	(730)	(1,921.0)
Gain on trading securities		(279)	279	100.0
Income taxes	163	469	(306)	(65.2)

Net income	$4,022	$10,746	$(6,724)	(62.6)%

Net Revenues.  Net revenues increased to $72.6 million for the six months ended March 31, 2007, as compared to $64.3 million for same period of the prior fiscal year, an increase of $8.3 million or 12.9%.

—
Net revenues from the sales of steel-case cells decreased to $22.6 million in the six months ended March 31, 2007, from $33.3 million in the same period in fiscal 2006, a decrease of $10.7 million or 32.0%, due to a decrease in sales volume by 25.8% and a decrease in average selling price by 8.3% primarily attributable to the pricing pressure in an increasingly competitive market.

—
Net revenues from the sales of aluminum-case cells increased to $29.1 million in the six months ended March 31, 2007, from $23.0 million in the same period in fiscal 2006, an increase of $6.1 million or 26.1%, due to an increase in sales volume by 25.8% driven by increased sales in the OEM market in the PRC and a slight increase in the average selling price by 0.2%.

—
Net revenues from sales of battery packs decreased to $3.7 million in the six months ended March 31, 2007, from $5.3 million in the same period in fiscal 2006, a decrease of $1.6 million or 29.6%, due to a significant decrease in average selling price by 51.2%. The decrease in average selling price is primarily attributable to the change of type of the battery packs.

—
We also sold $14.3 million of high-power lithium-ion cells, $1.7 million of lithium polymer cells and $1.3 million of cylindrical cells in the six months ended March 31, 2007, compared to $2.5 million of high-power lithium-ion cells, $188,000 of lithium polymer cells and $34,000 of cylindrical cells in the same period of 2006.

Cost of Revenues.  Cost of revenues increased to $58.3 million for the six months ended March 31, 2007, as compared to $45.0 million for the same period in fiscal 2006, an increase of $13.3 million or 29.5%. The increase in cost of revenues was mainly attributable to a significant increase in the purchase cost of lithium cobalt dioxide and an increase in the units of products sold.

As a result, gross profit for the six months ended March 31, 2007, was $14.3 million or 19.8% of net revenues as compared to gross profit of $19.3 million or 30.0% of net revenues for the same period in fiscal 2006. The decrease in gross profit as a percentage of net revenues was primarily due to a significant increase in the purchase cost of lithium cobalt dioxide.

Research and Development Costs.  Research and development costs increased to $1.6 million for the six months ended March 31, 2007, as compared to $959,000 for the same period in fiscal 2006. Salaries related to research increased to $526,000 from $173,000 for the same period of the prior fiscal year, an increase of $353,000, primarily due to increased average employee salaries and hiring more experienced professionals. Research and development material costs increased to $367,000 from $157,000 for the same period of the prior fiscal year, an increase of $210,000, primarily as a result of more research projects in process during the current period.

Sales and Marketing Expenses.  Sales and marketing expenses decreased to $2.1 million for the six months ended March 31, 2007, as compared to $2.5 million for the same period in fiscal 2006, a decrease of $394,000 or 15.8%. Share-based compensation included in sales and marketing expenses decreased by $161,000. On December 26, 2006, we made grants of a total of 914,994 shares of restricted stock to the employees whose options had been terminated and who continued to be employed by us on December 26, 2006, in order to replace the cancellation on September 22, 2006, of options to purchase 1,400,000 shares of stock that had been granted to those employees in May 2005. See Note 8 of the Notes to condensed interim consolidated financial statements for further information. Salaries decreased by $125,000 as the result of decreased headcount of sales and marketing department staffs due to the restructuring of certain departments. As a percentage of net revenues, sales and marketing expenses have decreased to 2.9% for the six months ended March 31, 2007, from 3.9% for the same period in fiscal 2006, primarily attributable to an increase in net revenue.

General and Administrative Expenses.  General and administrative expenses increased to $5.1 million, or 7.0% of revenues, for the six months ended March 31, 2007, as compared to $4.2 million, or 6.6% of revenues, for the same period in fiscal 2006, an increase of $925,000 or 22.0%. Salaries increased by $523,000 as a result of increased headcount of administrative staff due to the restructuring of certain departments. Depreciation charges also increased by $492,000 due to increased fixed assets. Bad debt expenses decreased by $1.0 million due to the better control in collection of accounts receivables.

We are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form SB-2 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in September 2005. On August 15, 2006, the SEC declared effective a post-effective amendment that we had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. In addition, on December 8, 2006, we filed our 2006 Form 10-K. After the filing of the 2006 Form 10-K, our previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to above two events totaling approximately $1 million from us. We therefore recognized in general and administrative expenses an amount of $760,000 for the liquidated damage for the six months ended March 31, 2007. There was no comparable expense in same period of fiscal 2006.

Operating Income.  As a result of the above, operating income totaled $5.6 million for the six months ended March 31, 2007, as compared to operating income of $11.7 million for the same period of the prior fiscal year, a decrease of $6.1 million or 52.4%. As a percentage of net revenues, operating income was 7.7% for the six months ended March 31, 2007, as compared to 18.1% for the same period of the prior fiscal year.

Finance Costs, Net.  Finance costs, net, increased to $2.1 million for the six months ended March 31, 2007, as compared to $696,000 for the same period of the prior fiscal year, an increase of $1.4 million or 196.7%. We had $71.8 million in short term loans and $18.1 million in long term loans outstanding as of March 31, 2007, as compared to $42.9 million in short term loans outstanding as of March 31, 2006. The increase in net finance costs is also attributable to the increase in the borrowing of short term loans and long term loans.

Other Expenses/(Income).  Other income was $692,000 for the six months ended March 31, 2007, as compared to other expenses of $38,000 for the same period of fiscal 2006. Other income for the six months ended March 31, 2007, mainly consists of a government subsidy given as recognition of our contribution to the economic development of the area, partially offset by other expenses, including the value of certain scrap materials that have been discarded. No present or future obligation will arise from the receipt of such government subsidy. There was no comparable income in the same period of the prior year.

Gain on Trading Securities.  We recognized income of $279,000 from BAK International’s short-term investment in trading securities during the six months ended March 31, 2006.  There was no such trading gain during the six months ended March 31, 2007.

Income tax expenses.  Income tax expenses decreased to $163,000 for the six months ended March 31, 2007, as compared to $469,000 for the same period of fiscal 2006. The decrease was the result of a decrease in net income.

Net Income.  As a result of the foregoing, we decreased our net income to $4.0 million for the six months ended March 31, 2007, from $10.7 million for the same period of the prior fiscal year.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans and bills payable under bank credit agreements, long term bank loans, sale of bills receivable and issuance of capital stock. As of March 31, 2007, we had cash and cash equivalents of $14.8 million, as compared to $21.1 million as of September 30, 2006. In addition, we had pledged deposits amounting to $9.1 million and $13.0 million at March 31, 2007 and September 30, 2006, respectively. Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances and bills payable. The individual short term bank loans have maturities ranging from six to twelve months which coincides with the periods the cash remains pledged to the banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended March 31,
	2007	2006
	(in thousands)
Net cash (used in) / provided by operating activities	5,350	(7,991)
Net cash used in investing activities	(36,556)	(14,965)
Net cash (used in) / provided by financing activities	24,507	(2,215)
Effect of exchange rate changes on cash and cash equivalents	439	38
Net decrease in cash and cash equivalent	(6,260)	(25,133)
Cash and cash equivalents at the beginning of period	21,100	33,056
Cash and cash equivalents at the end of period	14,840	7,923

Operating Activities

Net cash provided by operating activities was $5.4 million in the six months ended March 31, 2007, compared to net cash used in operating activities of $8.0 million in the same period in fiscal 2006. The improvement by $13.3 million in operating activities was mainly attributable to the better control in collection of trade accounts receivable and inventory management.

Investing Activities

Net cash used in investing activities increased from $15.0 million in the six months ended March 31, 2006, to $36.6 million in the same period in fiscal 2007.  The net cash used in investing activities during the period ended March 31, 2007, was mainly used for purchase of equipments for a new automated cylindrical cell production line and a new automated prismatic cell production line and a lease prepayment in Tianjin.

Financing Activities

Net cash provided by financing activities was $24.5 million in the six months ended March 31, 2007, compared to net cash used in finance activities of $2.2 million in the same period in fiscal 2006. This was mainly attributable to (i) a $17.0 million increase in net proceeds from borrowing due to more loans being secured for working capital and construction of new production line in the six months ended March 31, 2007, and (ii) $10.0 million decrease in cash deposited to bank as collateral in the six months ended March 31, 2007.

As of March 31, 2007, the principal outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed

	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$30,838	$30,838
Shenzhen Development Bank	19,394	12,930
Shenzhnen Commercial Bank	12,930	6,465
China CITIC Bank	25,859	-
China Construction Bank	19,394	-
Bank of China	64,648	39,051
CITIC Ka Wah Bank Limited	6,000	—

Subtotal—short-term credit facilities	$179,063	$89,284

Long-term credit facilities:
Agricultural Bank of China	25,859	5,172
China Development Bank	12,930	12,930

Subtotal—long-term credit facilities	38,789	18,102

Lines of Credit:
Agricultural Bank of China		1,808

Subtotal—lines of credit		1,808

Total Principal Outstanding		$109,194

There are no restrictions for our above unused credit facilities.

The above principal outstanding amounts under credit facilities included short-term bank loans of $71.8 million, bills payable of $19.3 million and long-term bank loans of $18.1 million.

For the purpose of presentation, the movement in bills payable balances is included in operating activities and in investing activities in the statements of cash flows due to their nature.

We refinanced our short-term bank loans during the three months ended March 31, 2007 at annual interest rates of 4.725% to 5.85%, payable monthly, and for terms of six to twelve months. These debt arrangements are generally guaranteed by Mr. Li Xiangqian, our chairman, president, and chief executive officer.

Pursuant to the refinancing, we pledged $10.3 million of inventory and $18.9 million of equipment and machinery as security for our comprehensive credit facility with Agricultural Bank of China and Shenzhen Development Bank as of March 31, 2007.

During the three months ended March 31, 2007, we repaid thirteen short-term bank loans totaling $33.0 million, and entered into three new short-term bank loan agreements totaling $33.0 million. The three new short-term bank loan agreements provide for monthly interest payments at annual interest rates from 5.022% to 5.85%, with principal repayments at maturities during the second half of 2007 and the first calendar quarter of 2008.

During the three months ended March 31, 2007, we renewed two of our short-term credit facilities. On February 14, 2007, Shenzhen BAK renewed the Comprehensive Credit Facility Agreement of Maximum Amount with Dapeng Branch, China Construction Bank. We may borrow up to RMB 150 million ($19.4 million) under this Comprehensive Credit Facility Agreement, which will expire on February 14, 2008. As of March 31, 2007, we had no borrowings under this Comprehensive Credit Facility Agreement. On March 14, 2007, Shenzhen BAK renewed the Comprehensive Credit Facility Agreement of Maximum Amount with Shenzhen Branch, China CITIC Bank. We may borrow up to RMB 200 million ($25.9 million) under this Comprehensive Credit Facility Agreement, which will expire on March 14, 2008. As of March 31, 2007, we had no borrowings under this Comprehensive Credit Facility Agreement.

On November 23, 2006, Shenzhen BAK entered into a $26 million long-term loan agreement with Shenzhen Eastern Branch, Agricultural Bank of China, which became effective on December 18, 2006. The long-term loan may be drawn at any time within five years of the effective date of the loan agreement, and will mature in five years after it is drawn. The long-term loan when drawn will carry a floating interest rate of 90% of the People’s Bank of China benchmark rate. The long-term loan is secured by pledged machinery and equipment valued at $13.4 million as of March 31, 2007. Shenzhen BAK’s obligations under the loan agreement are guaranteed by BAK International and by Mr. Li Xiangqian. As of March 31, 2007, we had borrowed $5.2 million under this loan agreement.

On December 26, 2006, Shenzhen BAK entered into a four-year long-term loan agreement of $12.8 million with Shenzhen Branch, China Development Bank. The long-term loan is payable in three installments as follows:

RMB 30 million on November 20, 2008;

RMB 30 million on November 20, 2009; and

RMB 40 million on December 26, 2010.

The long-term loan carries an annual interest rate equal to the benchmark rate of the People’s Bank of China for three- to five-year long-term loans, which is currently 6.48% per annum. The long-term loan is secured by Shenzhen BAK’s pledge of its new Research and Development Test Center, which is to be constructed in Shenzhen, China, after Shenzhen BAK obtains the required land use rights for the location of the facility; such land use rights will also be pledged as security. The obligations of Shenzhen BAK under the loan agreement are guaranteed by Mr. Li. We borrowed the full $12.9 million under this loan agreement on December 27, 2006.

We had a working capital (refer to current assets less current liabilities excluding share-based payment liabilities) surplus of $2.4 million as of March 31, 2007, as compared to $4.8 million as of September 30, 2006, a decrease of $2.4 million. This decrease was primarily attributable to the $4.5 million increase in accounts payable to purchase more raw materials. We had short-term bank loans maturing in less than one year of $71.8 million as of March 31, 2007, as compared to $67.9 million as of September 30, 2006, an increase of $3.9 million.

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

Capital Expenditures

We made capital expenditures of $36.6 million and $15.0 million in the six months ended March 31, 2007 and 2006, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and to make a lease prepayment. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Six Months Ended March 31,
	2007	2006
	(in thousands)
Construction costs	$10,144	$3,603
Lease prepayment	$13,664	$—
Purchase of equipment	$12,748	$11,360

Total capital expenditures	$36,556	$14,963

We estimate that our total capital expenditures in fiscal 2007 will reach approximately $55.0 million, primarily to purchase manufacturing equipment for the expansion of our production lines.

We have completed the construction of 185,993 square meters of new facilities comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space and administrative offices at the BAK Industrial Park. Of that space, approximately 111,000 square meters are new manufacturing facilities. We have completed construction and put into use an additional administrative area, production facility, four manufacturing facilities, a warehouse and packaging facility, three dormitories and two dining halls. At present, we have no significant payment obligations related to these facilities.

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

We are constructing and have completed part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, which we understand does not have the authority to grant us the land use rights certificate. Under our agreement with the Kuichong Township government, we have to pay for a 50-year land use rights certificate at an agreed unit price, which in the aggregate amounted to $4.0 million as of September 30, 2004 and $3.3 million as of September 30, 2006, following an adjustment of the site area after a land survey. Out of the $3.3 million, $0.3 million has been paid to the Kuichong Township government. The Shenzhen municipal government has approved the grant of a land use rights certificate, which we are currently in the process of obtaining. In the meantime, we have recognized a net payable purchase price of $3.0 million for the land use rights on the assumption that it will be on the same terms as those agreed with the Kuichong Township government.

As of March 31, 2007, we had fully paid the lease prepayment of amount $13.7 million for acquisition of land use rights in Tianjin and the application of land use rights certificate was in process.

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2007:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Short-term bank loans	71,759	71,759	-	-	-
Bills payable	19,333	19,333	-	-	-
Long-term bank loans	18,101	-	7,758	10,343	-
Land use rights payable	3,100	3,100
Capital commitments	18,820	18,820	-	-	-
Future interest payment on short-term bank loans	1,187	1,187	-	-	-
Future interest payment on long-term bank loans	4,046	1,227	1,814	1,005	-

Total	136,346	115,426	9,572	11,348	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2007.

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

We have assessed the liabilities arising from these guarantees and considered they are immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of March 31, 2007. We had guaranteed the timely re-payment of principal and interest of two parties to a bank. The maximum amount of our exposure for those guarantees was $3.9 million at both March 31, 2007 and September 30, 2006.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of September 30, 2006 and March 31, 2007, the carrying amount of property, plant and equipment, net was $109.4 million and $123.8 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2006 and March 31, 2007, we had not charged off any balances as we had yet to exhaust all means of collection.

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

Pursuant to SFAS 123R, we have recognized compensation costs of $868,000 in relation to stock-based award to our employees and non-employee directors in the six months ended March 31, 2007 as an increase in the operating costs.

Changes in Accounting Standards

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective for us on October 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adoption of FIN 48 on our consolidated financial statements.

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

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning on October 1, 2008. Our management is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on the Company’s financial statements upon adoption.

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

The exchange rates used to translate amounts in Renminbi into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2007	2006

Balance sheet items as of March 31	7.7342	7.8087
Amounts included in the statement of income and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the years ended September 30	7.7612	7.8647
Balance sheet items as of September 30	N/A	7.9087

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically six to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three and six months ended March 31, 2007.

We have a long term bank loan of $12.9 million maturing on December 26, 2010 with three installments payable under which we have outstanding borrowings; the interest rate we pay on this long term loan is benchmark rate of the People’s Bank of China for three- to five- year long-term loans. In addition, we have a RMB 200 million (approximately $26 million) long-term loan agreement with Shenzhen Eastern Branch, Agricultural Bank of China, which became effective on December 18, 2006. The long-term loan may be drawn at any time within five years from the effective date of the agreement and will mature five years after it is drawn. The term loan, when drawn, will carry a floating interest rate of 90% of The People’s Bank of China benchmark rate. As of March 31, 2007, we had borrowed of $5.2 million under this loan agreement, which is payable on January 25, 2012.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2007, would decrease net income before provision for income taxes by $449,303 or 10.7% for the six months ended March 31, 2007. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 66.7% of our revenues and 94.0% of our costs and expenses for the six months ended March 31, 2007 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 98.0% of our assets except for cash were denominated in RMB as of March 31, 2007. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $5.9 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2007. As of March 31, 2007, our accumulated other comprehensive income was $6.1 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective, because of the material weaknesses described in Item 9A. “Controls and Procedures” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “2006 Form 10-K”). Management believes that appropriate measures have been implemented to remediate these weaknesses, although some measures have not yet been in place long enough to be adequately tested. Investors are directed to Item 9A of the 2006 Form 10-K for the description of these weaknesses.

Remediation Measures of Material Weaknesses

To remediate the first five material weaknesses reported in Item 9A. “Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” in our 2006 Form 10-K, we have implemented the measures described below. We will continue to evaluate the effectiveness of such measures, and may in the future implement additional measures, as necessary, to remediate such weaknesses.

1.  We hired and trained personnel to ensure that we will have sufficient personnel with knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements. These measures include the following:

—
We hired a U.S. accountant in May 2006 with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of U.S. GAAP and financial reporting disclosure under the requirement of SEC rules;

—
We trained our accounting personnel in the application of U.S. GAAP commensurate with our financial reporting requirements, which include: (a) basic accounting personnel participated in training programs concerning general accounting policies and principles provided by the governmental agencies and professional accounting firms; (b) key accounting personnel, including the U.S. accountant, finance manager, finance controller and chief financial officer, participated in special training programs (in addition to the training of general accounting policies and principles described in item i) above) provided by professional accounting firms retained by us concerning the difference between U.S. GAAP and the accounting principles generally accepted in the People’s Republic of China, SEC rules, recent developments in accounting policies, with particular attention to the areas where errors in the preparation and disclosure of our financial statements were previously identified.

2.  We engaged outside consultants, with relevant accounting experience, skills and knowledge, working under the supervision and direction of our management, to supplement our existing accounting personnel on U.S. GAAP; and

3.  We retained and intend to continue to retain the services of outside U.S. counselors to advise us on the SEC disclosure requirements.

During fiscal 2006 and the first half of fiscal 2007, management implemented the above measures, which were designed to remediate the first five material weaknesses described in Item 9A. “Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” in our 2006 Form 10-K. However, such measures have not yet been in place long enough to be adequately tested. Following the completion of testing, management will evaluate whether the material weaknesses have been successfully remediated.

To remediate the last two material weaknesses described in Item 9A. “Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” in our 2006 Form 10-K, we have implemented the measures described below. We will continue to evaluate the effectiveness of such measures, and may in the future implement additional measures, as necessary, to remediate such weaknesses.

4.  We implemented procedures to ensure construction in progress projects are recorded based on the expenditures actually incurred on a quarterly basis and are reviewed accordingly, including:

—
Engaging an independent construction surveyor company to supervise the progress of the construction projects and report the expenditures actually incurred in the form of project progress reports to us on a quarterly basis;

—
Requiring our construction manager of the Company to review and approve the project progress reports and the finance department records construction in progress based on the approved project progress reports on a quarterly basis; and

—	Requiring the finance manager to review the accounting entry as well as the approved project progress reports.

5.  We implemented procedures to ensure construction in progress is transferred to property, plant, and equipment in order to commence depreciation of the asset when it is ready for intended use and is reviewed accordingly, including:

—
Finance department transfers construction in progress to cost of property, plant and equipment when it is ready for its intended use, at which time depreciation charges commence thereon; the criteria used to determine when an asset is ready for intended use are based on policies that are consistent with U.S. GAAP;

—	Independent construction surveyors are retained to assist management in the determination of readiness for construction projects that meet certain minimum criteria;

—	Finance manager reviews the accounting entry and time of transfer; and

—
Estimated unbilled costs and costs to complete assets that have been determined to be ready for their intended use are based on relevant historical cost and budget information by authorized personnel within the finance department.

Management successfully completed implementation of these measures during fiscal year 2006 and the first quarter of fiscal year 2007 and believes that the implementation of such measures, which were designed to remediate those two material weakness, will provide sufficient basis to conclude as to the absence of these material weaknesses at such time that formal testing as completed. As such testing of the operation of the implemented measures has been completed as of March 31, 2007, we had sufficient evidence to conclude that the material weaknesses had been successfully remediated.

We believe that we are taking the steps necessary for remediation of the remaining material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal controls over financial reporting after March 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as described below, we are not a party to any legal proceedings, nor are we aware of any threatened or contemplated proceedings which are expected to result in a material adverse effect on our business financial position, or result of operation.

Patent Litigation. On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against us. We have an agreement with A123Systems, Inc., under which we agree to manufacture products for A123Systems, Inc. according to the specifications furnished by, and using the finished electrodes and other materials consigned by, A123Systems, Inc. to us. The plaintiffs alleged that by manufacturing rechargeable lithium cells for one of our customers, A123Systems, Inc., for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker Corporation, we had infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs seek injunctive relief and damages in an unspecified amount. If the court issues an adverse decision, we may be required to pay the plaintiffs substantial monetary damages, terminate our existing production of rechargeable lithium cells manufactured for A123Systems, Inc., or pay royalties to continue such production. The court has not yet issued a decision on this matter and we are unable to quantify the extent of any possible award of damages that might become payable by us.

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

Liquidated Damages. We are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form SB-2 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in September 2005. Under the registration rights agreement, among other things, (a) if a registration statement filed pursuant thereto ceases to be effective after its effective date to cover the resale of the shares for more than 30 trading days or (b) if for any reason we are required to file an additional registration statement covering such shares, and we do not file such additional registration statement within 45 days after the time we first know, or reasonably should have known, that such registration statement would be required to be filed, then, while the relevant shares could not be put back to us, we would be liable to pay partial liquidated damages to those selling shareholders equal to 1.0% of the aggregate investment amount paid by those selling shareholders for the shares, and on each monthly anniversary thereafter, unless the event is cured by such date, an additional 1.5% on (except with respect to the first such event) a daily pro-rata basis.

On August 15, 2006, the SEC declared effective a post-effective amendment we filed on August 4, 2006 to terminate the effectiveness of the resale registration statement on Form SB-2 that included the resale of the shares held by those selling shareholders. Accordingly, as we were no longer eligible to file on Form SB-2, we were required to file an additional registration statement within 45 days after the termination of the effectiveness of the Form SB-2. On October 11, 2006, we filed a registration statement on Form S-1 that covers resale of the shares held by those shareholders, which was declared to be effective on October 19, 2006. Following the termination of the Form SB-2, our failure to file an additional registration statement within the period provided under the registration rights agreement triggered, for the first time, an obligation to pay liquidated damages to the selling shareholders of 1% of the aggregate investment amount paid by them for the shares, or $241,232, based on the formula specified in the registration rights agreement. Because the Form S-1 was filed by the one-month anniversary of the applicable filing date, the event was cured and no additional liquidated damages were incurred. We previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, that liquidated damages totaling $487,946 were due from us in respect of such event based on an incorrect interpretation of the liquidated damages due under the registration rights agreement. Among other things, the amount was calculated on a pro rata daily basis although the event, the first under the registration rights agreement, was cured by its one-month anniversary date.

In addition, on December 8, 2006, we filed our 2006 Form 10-K. After the filing of the 2006 Form 10-K, our previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. A post-effective amendment to the Form S-1 covering resales by the selling shareholders was declared effective by the SEC on March 23, 2007. Our failure to have the post effective amendment declared effective within the 30-trading-day time period provided under the registration rights agreement (i.e., by January 25, 2007), triggered, for the second time, an obligation to pay liquidated damages to the selling shareholders. We estimate that we are liable to those selling shareholders for liquidated damages related to this second event in the amount of approximately $810,000, such that the total current estimated liquidated damages relating to both events amounts to approximately $1 million.

As reported in our 2006 Form 10-K and our Form 10-Q for the quarter ended December 31, 2006, we previously recorded charges in our statement of income and comprehensive income of $290,575 for the year ended September 30, 2006, and $197,371 for the quarter ended December 31, 2006, based on the original incorrect interpretation of the calculation of liquidated damages. Accordingly, the amounts recorded in excess of $241,232 (i.e., $246,714) have been applied to offset the charge related to the liquidated damages incurred related to the second event in the second fiscal quarter of 2007, and we have recorded an additional charge in the second fiscal quarter of 2007 relating to the additional liquidated damages incurred of $563,000. We have assessed the impact of the foregoing on the financial statements included in our 2006 Form 10-K and our Form 10-Q for the quarter ended December 31, 2006, and have determined that the impact is not material. Accordingly, we do not intend to restate the financial information included in the 2006 Form 10-K or the Form 10-Q for the quarter ended December 31, 2006; however, future filings will reflect the foregoing information. No liquidated damages have been paid as of the filing date of this Report.

Item 1A.  Risk Factors.

See Item 1A. “Risk Factors” included in our 2006 Form 10-K.

Implementation of the PRC’s new corporate income tax law may adversely affect us. On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries is subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Changes in PRC property rights law may affect our interests in our properties. The new PRC Law on Property Rights was approved by the Fifth Session of the Tenth National People's Congress on 16 March 2007, and will come into effect on 1 October 2007.  The Property Rights Law is the first piece of Mainland PRC legislation that comprehensively regulates the different types of rights which can be created or acquired over tangible property. We are currently evaluating the impact under the Property Rights Law.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

During the three months ended March 31, 2007, we extended certain of our short-term credit facilities and guaranties thereof for an additional year. Summaries of the terms of such agreements are included as Exhibits 10.5 through 10.7 to this Report and are hereby incorporated by reference herein.

We also renewed two of our short-term credit facilities. On February 14, 2007, Shenzhen BAK renewed the Comprehensive Credit Facility Agreement of Maximum Amount with Dapeng Branch, China Construction Bank. We may borrow up to RMB 150 million ($19.4 million) under this Comprehensive Credit Facility Agreement, which will expire on February 14, 2008. As of March 31, 2007, we had no borrowings under this Comprehensive Credit Facility Agreement. A summary of the terms of such Credit Facility is included as Exhibit 10.4 to this Report and is hereby incorporated by reference herein. In addition, on March 14, 2007, Shenzhen BAK renewed the Comprehensive Credit Facility Agreement of Maximum Amount with Shenzhen Branch, China CITIC Bank. We may borrow up to RMB 200 million ($25.9 million) under this Comprehensive Credit Facility Agreement, which will expire on March 14, 2008. As of March 31, 2007, we had no borrowings under this Comprehensive Credit Facility Agreement. A summary of the terms of such Credit Facility and related guaranties are included as Exhibits 10.1 through 10.3 to this Report and are hereby incorporated by reference herein.

Item 6.  Exhibits.

Number	Description

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to China BAK Battery, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.1
Summary of Comprehensive Credit Facility Agreement of Maximum Amount (Comprehensive Agreement) entered into between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank on March 14, 2007.

10.2	Summary of Guaranty Contract of Maximum Amount entered into between BAK International Limited and China CITIC Bank on March 14, 2007.

10.3	Summary of Guaranty Contract of Maximum Amount entered into between Xiangqian Li and Shenzhen Branch, China CITIC Bank on March 14, 2007.

10.4	Summary of Comprehensive Credit Facility Agreement entered into between Shenzhen BAK Battery Co., Ltd and Shenzhen Branch, China Construction Bank on February 14, 2007.

10.5	Summary of Guaranty Agreement of Maximum Amount entered into between BAK International Limited and Shenzhen Branch, China Construction Bank on February 14, 2007.

10.6	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Eastern Branch, Agricultural Bank of China dated March 5, 2007.

10.7	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Eastern Branch, Agricultural Bank of China dated January 9, 2007.

31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2007	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongbin Han
Yongbin Han, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBITS

Number	Description

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to China BAK Battery, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.1
Summary of Comprehensive Credit Facility Agreement of Maximum Amount (Comprehensive Agreement) entered into between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank on March 14, 2007.

10.2	Summary of Guaranty Contract of Maximum Amount entered into between BAK International Limited and China CITIC Bank on March 14, 2007.

10.3	Summary of Guaranty Contract of Maximum Amount entered into between Xiangqian Li and Shenzhen Branch, China CITIC Bank on March 14, 2007.

10.4	Summary of Comprehensive Credit Facility Agreement entered into between Shenzhen BAK Battery Co., Ltd and Shenzhen Branch, China Construction Bank on February 14, 2007.

10.5	Summary of Guaranty Agreement of Maximum Amount entered into between BAK International Limited and Shenzhen Branch, China Construction Bank on February 14, 2007.

10.6	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Eastern Branch, Agricultural Bank of China dated March 5, 2007.

10.7	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Eastern Branch, Agricultural Bank of China dated January 9, 2007.

31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.