Form 10-Q
period 2007-06-30
CHINA BAK BATTERY INC
filed 2007-08-07
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  49,247,103 shares of common stock, par value $0.001 per share, outstanding on August 2, 2007.

i

Introductory Comment — Terminology

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

Introductory Comment — Forward-Looking Statements

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2006 and June 30, 2007

(In U.S. dollars)

	Note	September 30, 2006	June 30, 2007
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$21,099,555	$8,944,922
Pledged deposits	2	12,971,989	3,528,577
Trade accounts receivable, net	3	64,332,171	52,367,191
Inventories	4	47,388,936	62,491,161
Prepayments and other receivables		1,134,770	1,843,760
Total current assets		146,927,421	129,175,611

Property, plant and equipment, net	5	109,406,116	138,264,887
Lease prepayments, net		3,161,477	17,725,435
Intangible assets, net		74,682	94,723
Deferred tax assets		85,598	78,310
Total assets		$259,655,294	$285,338,966

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2006 and June 30, 2007 (continued)
(In U.S. dollars)

		September 30,	June 30,
	Note	2006	2007
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	6	$67,899,908	$67,625,238
Accounts and bills payable		48,316,250	48,517,020
Accrued expenses and other payables		25,880,985	17,766,876
Share-based payment liabilities		3,625,165	-
Total current liabilities		145,722,308	133,909,134

Long-term bank loans	7	—	26,262,228
Deferred tax liabilities		304,957	320,848
Total liabilities		146,027,265	160,492,210
Commitments and contingencies	10

Shareholders’ equity
Ordinary shares US$ 0.001 par value; 100,000,000 authorized; 48,885,896 and 48,893,396 issued and outstanding as of September 30, 2006 and June 30, 2007 respectively		48,886	48,893
Additional paid-in-capital		68,126,689	73,376,215
Statutory reserves		5,791,718	6,394,058
Retained earnings		36,212,357	36,942,773
Accumulated other comprehensive income		3,448,379	8,084,817
Total shareholders’ equity		113,628,029	124,846,756
Total liabilities and shareholders’ equity		$259,655,294	$285,338,966

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of income
and comprehensive income
For the three months ended June 30, 2006 and 2007
(Unaudited)
(In U.S. dollars)

	Three months ended June 30,
	2006	2007
Net revenues	$33,397,236	$29,477,296
Cost of revenues	(24,898,674)	(24,414,599)
Gross profit	8,498,562	5,062,697
Operating expenses:
Research and development costs	(477,429)	(1,118,458)
Sales and marketing expenses	(1,040,694)	(1,164,936)
General and administrative expenses	(1,962,106)	(4,188,751)
Total operating expenses	(3,480,229)	(6,472,145)
Operating income / (loss)	5,018,333	(1,409,448)
Finance costs, net	(297,226)	(1,069,902)
Other expenses	(966)	(90,479)
Income / (loss) before income taxes	4,720,141	(2,569,829)
Income taxes	(42,938)	(119,894)
Net income / (loss)	$4,677,203	$(2,689,723)
Other comprehensive income
- Foreign currency translation adjustment	363,270	1,941,966
Comprehensive income / (loss)	$5,040,473	$(747,757)
Net income / (loss) per share:
-Basic	$0.10	$(0.05)
-Diluted	$0.09	$(0.05)
Weighted average number of ordinary shares:
-Basic	48,878,396	48,893,396
-Diluted	49,275,493	48,893,396

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of income
and comprehensive income
For the nine months ended June 30, 2006 and 2007
(Unaudited)
(In U.S. dollars)
		Nine months ended June 30,
	Note	2006	2007
Net revenues	12	$97,720,714	$102,088,295
Cost of revenues		(69,903,949)	(82,682,721)
Gross profit		27,816,765	19,405,574
Operating expenses:
Research and development costs		(1,436,314)	(2,683,815)
Sales and marketing expenses		(3,541,845)	(3,271,849)
General and administrative expenses		(6,151,115)	(9,301,400)
Total operating expenses		(11,129,274)	(15,257,064)
Operating income		16,687,491	4,148,510
Finance costs, net		(993,037)	(3,134,562)
Gain on trading securities		279,260	-
Other (expenses) / income		(38,865)	601,460
Income before income taxes		15,934,849	1,615,408
Income taxes		(511,612)	(282,652)
Net income		$15,423,237	$1,332,756
Other comprehensive income
- Foreign currency translation adjustment		1,250,400	4,636,438
Comprehensive income		$16,673,637	$5,969,194
Net income per share:
-Basic	9	$0.32	$0.03
-Diluted	9	$0.31	$0.03
Weighted average number of ordinary shares:
-Basic	9	48,878,396	48,889,564
-Diluted	9	49,167,445	49,282,763

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of shareholders’ equity
For the nine months ended June 30, 2006 and 2007
(Unaudited)
(In U.S. dollars)

						Accumulated	Total
	Ordinary shares		Additional			other	share-
	Number of		paid	Statutory	Retained	comprehensive	holders’
	shares	amount	-in-capital	reserves	earnings	income	equity
Balance as of October 1, 2005	48,878,396	48,878	67,415,501	3,034,141	18,805,368	1,005,255	90,309,143
Net income	—	—	—	—	15,423,237	—	15,423,237
Share-based compensation for employee stock awards	—	—	2,012,245	—	—	—	2,012,245
Appropriation to statutory reserves	—	—	—	1,791,435	(1,791,435)	—	—
Foreign currency translation adjustment	—	—	—	—	—	1,250,400	1,250,400
Balance as of June 30, 2006	48,878,396	$48,878	$69,427,746	$4,825,576	$32,437,170	$2,255,655	$108,995,025
Balance as of October 1, 2006	48,885,896	$48,886	$68,126,689	$5,791,718	$36,212,357	$3,448,379	$113,628,029
Net income	—	—	—	—	1,332,756	—	1,332,756
Issuance of 914,994 shares of restricted stock and reclassification of liability-classified awards	—	—	3,679,934	—	—	—	3,679,934
Share-based compensation for employee stock options awards	—	—	485,553	—	—	—	485,553
Share-based compensation for common stock granted to employees and non-employee directors	—	—	1,084,046	—	—	—	1,084,046
Issuance of common stock to non-employee directors	7,500	7	(7)	—	—	—	—
Appropriation to statutory reserves	—	—	—	602,340	(602,340)	—	—
Foreign currency translation adjustment	—	—	—	—	—	4,636,438	4,636,438
Balance as of June 30, 2007	48,893,396	$48,893	$73,376,215	$6,394,058	$36,942,773	$8,084,817	$124,846,756

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended June 30, 2006 and 2007
(Unaudited)
(In U.S. dollars)

	Three months ended June 30,
	2006	2007
Cash flow from operating activities
Net income / (loss)	$4,677,203	$(2,689,723)
Adjustments to reconcile net income/ (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	1,621,328	2,336,980
Bad debt expense	53,796	1,731,276
Share-based compensation	595,984	756,085
Deferred income taxes	(15,976)	24,981
Changes in operating assets and liabilities:
Trade accounts receivable	643,443	3,287,479
Inventories	(6,693,208)	(7,024,960)
Prepayments and other receivables	1,228,460	(338,478)
Accounts and bills payable	(2,047,753)	4,728,869
Accrued expenses and other payables	(424,437)	(491,754)
Net cash (used in) / provided by operating activities	(361,160)	2,320,754
Cash flow from investing activities

Purchases of property, plant and equipment	(17,702,246)	(15,714,291)
Payment of lease prepayment	—	(707,482)
Purchases of intangible assets	(18,343)	(29,026)
Net cash used in investing activities	$(17,720,589)	$(16,450,799)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended June, 2006 and 2007 (continued)
(Unaudited)
(In U.S. dollars)

	Three months ended June 30,
	2006	2007
Cash flow from financing activities

Proceeds from borrowings	$30,194,912	$36,210,422
Repayment of borrowings	(20,515,234)	(33,656,822)
Decrease in pledged deposits	6,288,046	5,596,713
Net cash provided by financing activities	15,967,724	8,150,313
Effect of exchange rate changes on cash and cash equivalents	523,367	85,070
Net decrease in cash and cash equivalents	(1,590,658)	(5,894,662)
Cash and cash equivalents at the beginning of period	7,922,814	14,839,584
Cash and cash equivalents at the end of period	$6,332,156	$8,944,922
Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to bank	$607,608	$3,416,680
Cash paid during the period for:
Income taxes	$476,831	$290,102
Interest, net of amounts capitalized	$641,831	$936,599

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the nine months ended June 30, 2006 and 2007
(Unaudited)
(In U.S. dollars)

	Nine months ended June 30,
	2006	2007
Cash flow from operating activities
Net income	$15,423,237	$1,332,756
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	4,296,487	6,594,196
Bad debt expense	731,447	1,365,795
Share-based compensation	2,012,245	1,624,368
Deferred income taxes	(6,615)	14,442

Changes in operating assets and liabilities:
Trade accounts receivable	(13,775,711)	12,894,883
Inventories	(30,913,329)	(13,015,222)
Prepayments and other receivables	483,310	(192,971)
Accounts and bills payable	12,171,109	(2,073,291)
Accrued expenses and other payables	1,225,619	(874,693)
Net cash (used in) / provided by operating activities	(8,352,201)	7,670,262

Cash flow from investing activities

Purchases of property, plant and equipment	(32,664,516)	(38,600,700)
Payment of lease prepayment	—	(14,371,819)
Purchases of intangible assets	(20,664)	(33,785)
Net cash used in investing activities	$(32,685,180)	$(53,006,304)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the nine months ended June 30, 2006 and 2007 (continued)
(Unaudited)
(In U.S. dollars)

	Nine months ended June 30,
	2006	2007
Cash flow from financing activities

Proceeds from borrowings	$60,379,121	$101,960,584
Repayment of borrowings	(47,334,249)	(79,049,307)
Decrease in pledged deposits	435,337	9,746,262
Amounts received from related parties	271,873	—
Net cash provided by financing activities	13,752,082	32,657,539
Effect of exchange rate changes on cash and cash equivalents	561,671	523,870
Net decrease in cash and cash equivalents	(26,723,628)	(12,154,633)
Cash and cash equivalents at the beginning of period	33,055,784	21,099,555
Cash and cash equivalents at the end of period	$6,332,156	$8,944,922
Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to bank	$13,972,340	$5,982,945
Proceeds from disposal of trading securities	$3,981,274	$—
Cash paid during the period for:
Income taxes	$196,487	$290,102
Interest, net of amounts capitalized	$1,333,725	$3,136,549
Purchases of trading securities	$3,702,014	$—

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2006 and 2007
(Unaudited)

1.    Principal Activities, Basis of Presentation and Organization

Principal Activities

China BAK Battery, Inc. (“China BAK”) was incorporated in the State of Nevada on October 4, 1999 as a limited liability company, as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. (“Medina Coffee”) on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. The Company and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as "Li-ion" or "Li-ion cell") rechargeable batteries for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric motors, and general industrial applications.

The shares of the Company have been traded in the over-the-counter market through the Over-the-Counter Electronic Bulletin Board since 2005. On May 31, 2006, the Company obtained approval to list its common stock on the National Association of Securities Dealers Automated Quotations stock market, and trading commenced that same date under the symbol "CBAK".

Basis of Presentation and Organization

As of June 30, 2007, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; and v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006, which is principally engaged in research and development.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of $99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International is required to contribute $20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. The remaining $79,990,000 shall be fully contributed no later than December 11, 2008. BAK Tianjin will be principally engaged in the manufacture of advanced lithium ion batteries for use in light electric vehicles and uninterruptible power supply. As of June 30, 2007, BAK International had not contributed the $20,000,000 capital to BAK Tianjin yet and is in the course of negotiating with the relevant government bureau for an extension of the applicable contribution period.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2006 and 2007
(Unaudited)

On January 20, 2005, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of US$17,000,000. In conjunction with this financing, Mr. Xiangqian Li, the Chairman and Chief Executive Officer of the Company, agreed to place 2,179,550 shares of the Company's common stock owned by him into an escrow account, of which 50% are to be released to the investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2005 is not at least US$12,000,000, and the remaining 50% are to be released to investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2006 is not at least US$27,000,000. If the audited net income of the Company for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr. Xiangqian Li (the “Escrow Arrangement”).

The Escrow Arrangement regarding the shares placed by Mr. Xiangqian Li in an escrow account and the subsequent potential release of those shares based on the fulfillment of certain performance thresholds constitutes a compensatory plan to Mr. Xiangqian Li. A compensation charge should be recorded in the financial statements of the Company should these performance thresholds be achieved and shares released to Mr. Xiangqian Li. However, as the Company did not meet the performance threshold for the years ended September 30, 2005 and 2006 after consideration of the related compensation charge, the Company has determined that the threshold has not been achieved and no compensation charge was recorded by the Company for the years ended September 30, 2005 and 2006.

While the 1,089,775 escrow shares relating to the 2005 performance threshold were previously released to Mr. Xiangqian Li, Mr. Xiangqian Li had undertaken on August 21, 2006, to return those shares to the escrow agent for the distribution to the relevant investors. The remaining 1,089,775 shares of Mr. Xiangqian Li relating to the 2006 performance threshold had been transferred to the relevant investors as of December 31, 2006.

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
For the nine months ended June 30, 2006 and 2007
(Unaudited)

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

Recently Issued Accounting Standards

FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective for the Company on October 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

SFAS 157, Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the Company’s fiscal year beginning on October 1, 2008. The Company’s management is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on its financial statements upon adoption.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2006 and 2007
(Unaudited)

   SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, or SAB 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. We do not expect that the adoption of SAB 108 would have a material effect on our consolidated financial statements.

2    Pledged Deposits

  Pledged deposits as of September 30, 2006 and June 30, 2007 consist of the following:

	September 30, 2006	June 30, 2007
Pledged deposits with banks for bills payable	$12,971,989	$3,528,577

3    Trade Accounts Receivable, net

   Trade accounts receivable as of September 30, 2006 and June 30, 2007 consist of the following:

	September 30, 2006	June 30, 2007
Trade accounts receivable	$56,197,229	$49,363,710
Less: Allowance for doubtful accounts	(1,063,285)	(2,527,369)
	55,133,944	46,836,341
Bills receivable	9,198,227	5,530,850
	$64,332,171	$52,367,191

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2006 and 2007
(Unaudited)

  An analysis of the allowance for doubtful accounts for the nine months ended June 30, 2006 and 2007 is as follows:

	Nine months ended June 30,
	2006	2007
Balance at beginning of period	$1,593,538	$1,063,285
Addition of bad debt expense, net	640,738	1,395,011
Foreign exchange adjustment	18,925	69,073
Balance at end of period	$2,253,201	$2,527,369

4    Inventories

  Inventories as of September 30, 2006 and June 30, 2007 consist of the following:

	September 30, 2006	June 30, 2007
Raw materials	$20,693,915	$16,080,253
Work-in-progress	5,686,328	8,816,764
Finished goods	21,008,693	37,594,144
	$47,388,936	$62,491,161

Part of the Company’s inventories with carrying value of US$10,115,442 and US$19,696,671 as of September 30, 2006 and June 30, 2007, respectively, was pledged as collateral under certain loan agreements (see Note 6).

5    Property, Plant and Equipment, net

  Property, plant and equipment as of September 30, 2006 and June 30, 2007 consist of the following:

	September 30, 2006	June 30, 2007
Buildings	$63,508,910	$69,399,581
Machinery and equipment	30,658,968	48,996,268
Office equipment	750,115	974,480
Motor vehicles	1,018,042	1,120,003
	95,936,035	120,490,332
Accumulated depreciation and amortization	(9,925,557)	(16,829,862)
Construction in progress	23,395,638	17,686,433
Prepayment for acquisition of property, plant and equipment	—	17,917,984
	$109,406,116	$138,942,369

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2006 and 2007
(Unaudited)

(i)   Depreciation and amortization expense for the nine months ended June 30, 2006 and 2007 is included in the consolidated statements of income and comprehensive income as follows:

	Nine months ended June 30,
	2006	2007
Cost of revenues	$3,162,862	$4,660,914
Research and development costs	189,101	214,808
Sales and marketing expenses	379,691	442,281
General and administrative expenses	330,619	1,075,218
	$4,062,273	$6,393,221

(ii)    Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the nine months ended June 30, 2006 and 2007, the Company capitalized interest of approximately $390,642 and $242,396, respectively, to the cost of construction in progress.

(iii)   Pledged Property, Plant and Equipment

As of September 30, 2006 and June 30, 2007, machinery and equipment with net book value of $6,253,302 and $23,441,159 of the Company were pledged as collateral under certain loan arrangements (see Notes 6 and 7).

6    Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	September 30, 2006	June 30, 2007
Inventories (Note 4)	$10,115,442	$19,696,671
Machinery and equipment, net (Note 5)	6,253,302	10,156,311
	$16,368,744	$29,852,982

As of September 30, 2006 and June 30, 2007, the Company had several short-term bank loans with aggregate outstanding balances of $67,899,908 and $67,625,238 respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 5.022% to 6.57% per annum, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, Chairman of the Company, who did not receive any compensation for acting as guarantor.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2006 and 2007
(Unaudited)

The Company is subject to certain covenants, which require the Company to comply with certain financial ratios for its loan facilities, which are tested on a monthly basis. If the Company fails to meet the requirements, the outstanding bank loans, including interest and penalties due thereunder, will accelerate and become immediately due and payable. As of June 30, 2007, the Company is in compliance with all of these requirements.

7     Long-term Bank Loans

As of June 30, 2007, the Company had long-term bank loans of $26,262,228. The amount of $13,131,114 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China for three- to five-year long-term loans which is currently 6.48% per annum. The long-term bank loan is repayable in three instalments of $3,939,334 on November 20, 2008, $3,939,334 on November 20, 2009 and $5,252,446 on December 26, 2010. Another $13,131,114 was borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, bearing interest at 90% of the benchmark rate of the People’s Bank of China for three- to five-year long-term loans, including a borrowed amount of $5,242,446 with a current interest rate of 5.832% and repayable on January 25, 2012 and another borrowed amount of $7,878,668 with a current interest rate of 6.237%, payable in three instalments of $6,565,557 on January 25, 2011, $5,252,446 on January 25, 2012 and $1,313,111 on February 27, 2012, respectively.

The long-term bank loan with China Development Bank is guaranteed by Mr. Xiangqian Li, Chairman of the Company, and is secured by the buildings and land use rights of the Company’s Research and Development Test Center which will be constructed in Shenzhen, PRC after obtaining the required land use rights for the location of the facility, and certain shares of the Company owned by Mr. Xiangqian Li.

The long-term bank loan with Agricultural Bank of China is guaranteed by Mr. Xiangqian Li, Chairman of the Company, and is secured by pledged machinery and equipment valued at $13,284,848 as of June 30, 2007 (see note 5).

Mr. Xiangqian Li did not receive any compensation for acting as guarantor for the above long-term bank loans.

8     Share-based Compensation

The Company grants share options to officers and employees as a reward for services and restricted ordinary shares to its non-employee directors.

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
For the nine months ended June 30, 2006 and 2007
(Unaudited)

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

A summary of share option plan activity for the nine months ended June 30, 2007 is presented below:

	Number of shares	Weighted average exercise price per shares	Weighted average remaining contractual term
Outstanding as of October 1, 2006	400,000	$6.25
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	—	—
Outstanding as of June 30, 2007	400,000	$6.25	4 years
Exercisable as of June 30, 2007	—	—	—

The weighted-average grant-date fair value of options granted during 2005 was $3.67 per share. The Company recorded non-cash share-based compensation expense of $437,098 for the nine months ended June 30, 2007 in respect of share options granted in 2005, which was allocated to general and administrative expenses and research and development costs, respectively.

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
For the nine months ended June 30, 2006 and 2007
(Unaudited)

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of June 30, 2007, there were unrecognized compensation costs of approximately $225,000 related to non-vested share options. These costs are expected to be recognized over the remaining vesting period.

Pursuant to the Plan, the Company also issued 1,501,500 options with a weighted-average exercise price of US$3.28 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from June 30, 2007 to February 9, 2012 according to the each employee’s agreement respectively.

A summary of share option plan activity for the nine months ended June 30, 2007 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding as of October 1, 2006	—	$—
Granted on June 25, 2007	1,501,000	3.28
Exercised	—	—
Forfeited	—	—
Cancelled	—	—
Outstanding as of June 30, 2007	1,501,000	$3.28	5 years
Exercisable as of June 30, 2007	10,000	$3.35	3 years

The weighted-average grant-date fair value of options granted during 2007 was $2.15 per share. The Company recorded non-cash share-based compensation expense of $48,455 for the nine months ended June 30, 2007 in respect of share options granted in 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs, respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using a Black-Scholes Option Valuation Model that uses the assumptions noted in the following table. The expected volatility was based on the historical volatilities of the Company’s listed common stock in the United States. The Company uses historical data to estimate employee termination within the valuation model. The expected life of options granted is the period between the option grant date and the expected exercise date which is the mid-point of the exercisable date and the expiry date, which represents the period of time that options granted are expected to be outstanding. Since the share options once exercised will primarily trade in the U.S. capital market, the risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2006 and 2007
(Unaudited)

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of June 30, 2007, there were unrecognized compensation costs of approximately $3,176,000 related to above non-vested share options. These costs are expected to be recognized over the remaining vesting period.

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

Subsequent to September 28, 2006, certain employees who were entitled to the Replacement Awards terminated their employment with the Company. The related potential restricted stock grants of these employees were forfeited with the previously recognized compensation cost of $181,290 credited to sales and marketing expenses and general and administrative expenses.

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
For the nine months ended June 30, 2006 and 2007
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

The Company recognized shared-based compensation expense of $1,196,374 for the period from January 1, 2007 to June 30, 2007 in respect of the equity-classified award, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs, respectively. The restricted stock grant of certain employees who resigned during the period from January 1, 2007 to June 30, 2007 were forfeited with the previously recognized compensation cost of $96,392 credited to cost of revenues.

A summary of the restricted stock grant activity for the nine months ended June 30, 2007 is presented below:

	Number of shares	Weighted average exercise price per share
Non-vested as of October 1, 2006	—	$—
Granted on December 26, 2006	914,994	6.25
Vested	—	—
Forfeited	23,899	6.25
Non-vested as of June 30, 2007	891,095	$6.25

As such stock-based compensation is not deductible for income tax purpose in the PRC, no income tax benefits were recognized in this respect for the nine months ended June 30, 2007.

As of June 30, 2007, there were unrecognized compensation costs of approximately $856,000 related to the restricted stock granted. These costs are expected to be recognized over the vesting period.

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
For the nine months ended June 30, 2006 and 2007
(Unaudited)

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

As of June 30, 2007, there was not any unrecognized stock-based compensation associated with these restricted shares granted to non-employee directors. Each 25% of the restricted shares were issued as fully paid ordinary shares to the three independent directors on July 19, 2006, August 16, 2006, January 8, 2007 and March 28, 2007, respectively.

On June 25, 2007, the Plan 2006 also authorized the issuance of 5,000 restricted shares of the Company’s common stock to each of the two new eligible directors in addition to their annual retainer fee. Such restricted shares entitle the relevant non-employee directors to all rights of ordinary share ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period.

On June 25, 2007, the Company granted 5,000 restricted shares to each of the two newly elected independent directors with a fair value of $3.35 per share pursuant to the Plan 2006. The eligible directors shall vest in their rights under the restricted shares according to the following schedule:

(i) 25% of the restricted shares granted will immediately vest on the grant date; and

(ii) The remaining 75% of the restricted shares will vest in three equal quarterly instalments on the last day of each subsequent quarter or in three equal quarterly instalments on the last day of each calendar quarter beginning on the last day of the first full calendar quarter after the grant date.

As of June 30, 2007, the Company had unrecognized stock-based compensation of approximately $24,328 associated with these restricted shares granted to non-employee directors. As of June 30, 2007, the first 25% of the restricted shares had not yet been issued to the two independent directors.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost for non-employee directors for the nine months ended June 30, 2007.

9     Net Income per Share

The calculation of basic net income per share is based on the net income for the nine months ended June 30, 2007 attributable to equity shareholders of $1,332,756 (nine months ended June 30, 2006: $15,423,237) and the weighted average number of ordinary shares of 48,889,564 in issue during the nine months ended June 30, 2007 (nine months ended June 30, 2006: 48,878,396).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2006 and 2007
(Unaudited)

The calculation of diluted net income per share is based on the net income for the nine months ended June 30, 2007 attributable to equity shareholders of $1,332,756 (nine months ended June 30, 2006: $15,423,237) and the weighted average number of ordinary shares of 49,282,763 in issue during the nine months ended June 30, 2007 (nine months ended June 30, 2006: 49,167,445) after adjusting for the number of 393,199 dilutive potential ordinary shares. Restricted stock granted to employees and to non-employee directors are included in the computation of diluted net income per share for the nine months ended June 30, 2007. Share warrants granted to external financial advisors and stock options granted to employees are excluded from the computation of diluted net income per share as the warrant and stock options were both anti-dilutive.

10   Commitments and Contingencies

(i)   Capital Commitments

As of September 30, 2006 and June 30, 2007, the Company had the following capital commitments:

	September 30, 2006	June 30, 2007
For construction of buildings	$557,883	$—
For purchases of equipment	12,184,346	6,497,804
	$12,742,229	$6,497,804

(a) A new subsidiary, BAK Tianjin, was incorporated in Tianjin city, the PRC on December 12, 2006. BAK Tianjin plans to develop a production plant. As of June 30, 2007, the Company is in the process of evaluating the development plan and the budgeted development costs have yet to be determined.

(b) The Company plans to construct a new Research and Development Test Center in Shenzhen. As of June 30, 2007, the Company is in the process of evaluating the development plan and the budgeted development costs have yet to be determined.

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

The Company has not yet obtained the land use right certificate relating to the premises occupied by the Company, BAK Industrial Park. However, the Company obtained approvals for project-planning and construction from the government of Shenzhen on June 20, 2007 and is in the process of applying to obtain the land use right certificate.

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
For the nine months ended June 30, 2006 and 2007
(Unaudited)

The Company is not able to insure its manufacturing facilities since it has not yet received its land use right certificate. The Company intends to procure such insurance once it has received the certificate.

(iii)Guarantees

In order to secure the supplies of certain raw materials and upon the request of suppliers, the Company has given guarantee to certain suppliers which are summarized as follows:

	September 30, 2006	June 30, 2007
Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,528,861	$1,969,667
Guaranteed for Shenzhen Kuichong Zhenda Industrial Co. Ltd. - a non-related party	1,264,430	-
	$3,793,291	$1,969,667

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of June 30, 2007.

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

The Company's outstanding discounted bills as of September 30, 2006 and June 30, 2007 are summarized as follows:

	September 30, 2006	June 30, 2007
Bank acceptance bills	$1,972,303	$2,922,219
Commercial acceptance bills	5,013,466	—
	$6,985,769	$2,922,219

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2006 and 2007
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

11   Significant Concentrations

(a)   Customers and Credit Concentrations

The Company had one customer that individually comprised 10% or more of net revenue for the nine months ended June 30, 2006 and 2007, as follows:

	Nine months ended June 30,
	2006		2007
		%		%
A123Systems, Inc.	$2,731,272	3	$17,427,337	18

Approximately 1% and 2.1% of gross trade accounts receivable was due from A123Systems, Inc. at September 30, 2006 and June 30, 2007, respectively. A termination in relationship with or a reduction in orders from this customer could have a material impact on the Company’s results of operations and financial condition.

(b)  Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2006 and June 30, 2007, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2006 and 2007
(Unaudited)

12   Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactures six types of Li-ion rechargeable batteries: steel-case cell, aluminum-case cell, battery pack, cylindrical cell, polymer cell and high-power lithium phosphate cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the nine months ended June 30, 2006 and 2007 were as follows:

Net revenues by product:

	Nine months ended June 30,
	2006		2007
		%		%
Steel-case Cell	$45,522,441	46.58	$27,882,363	27.31
Aluminium-case cell	33,514,728	34.30	43,786,621	42.89
High-power lithium-phosphate cell	9,955,746	10.20	17,411,172	17.06
Battery pack	8,244,078	8.42	8,201,389	8.03
Cylindrical cell	96,943	0.10	2,257,865	2.21
Polymer cell	386,778	0.40	2,548,885	2.50
	$97,720,714	100.00	$102,088,295	100.00
Net revenues by geographic area:

	Nine months ended June 30,
	2006		2007
		%		%
PRC Mainland	$69,279,802	70.90	$71,246,211	69.79
United States of America	9,938,022	10.17	17,760,368	17.40
Hong Kong, China	9,250,688	9.47	4,516,920	4.42
The Republic of Turkey	5,089,720	5.21	4,333,223	4.24
Others	4,162,482	4.25	4,231,573	4.15
	$97,720,714	100.00	$102,088,295	100.00

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

Overview

Overall, during the first three quarters of fiscal 2007, we have continued to see consistent sales performance of our polymer cells, as well as development of our laptop cylindrical business. We have also made progress in expanding our manufacturing capability into first tier OEM capabilities, and in working through the qualification processes of targeted first tier OEMs. However, we continue to face pressure due to increased costs of raw materials, particularly lithium cobalt dioxide, and higher overhead related to expanding our manufacturing capabilities. This has resulted in lower profit margins for the three and nine months ended June 30, 2007, as compared to the same periods in fiscal 2006.

In the near-term, we anticipate that we will continue to experience pressure due to pricing pressure and overhead costs, including the costs of raw materials as well as the costs of our anticipated capital improvements as we transition from predominantly a replacement market to global first tier OEM capabilities. In response to this challenge, while we believe that we remain among the low cost manufacturers in the industry, we are seeking to reduce the purchase costs of raw materials and other unit costs of production while pursuing opportunities to raise selling prices where it would benefit our financial results. In addition, we are seeking to identify alternative raw material suppliers to the extent there are viable alternatives and to expand our use of alternative raw materials. We have also restructured our operations in an effort to streamline corporate recourses and improve internal efficiency, with a particular focus on manufacturing and sales.

From a long-term perspective, we believe that our investment in building our first tier OEM capabilities and increasing our production capacity will ultimately improve our profitability and competitiveness as increased volume absorbs the higher fixed overhead costs of the investment in applicable equipment and infrastructure once we have completed the qualification processes of applicable first tier OEM companies.

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

Seasonality of Operating Results

Our revenues are now affected by seasonal variations in customer demand. We expect to experience seasonal lows in the demand for our products during the months of April to July, reflecting our customers’ decreased purchases. On the other hand, we will generally experience seasonal peaks during the months of September to March, primarily as a result of increased purchases from our customers during the holiday season, except that the months of February and October tend to be seasonally low sales months due to plant closures for the Chinese New Year and national holidays in the PRC.

Financial Statement Presentation

The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Prismatic cells
Steel-case cells	$5,261	$12,271	$27,882	$45,522
Aluminum-case cells	14,721	10,467	43,786	33,515
Battery packs	4,488	2,951	8,203	8,244
Cylindrical cells	975	62	2,258	97
High-power lithium-phosphate cells	3,137	7,447	17,411	9,956
Lithium polymer cells	895	199	2,548	387

Total	$29,477	$33,397	$102,088	$97,721

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

Our net revenues have increased during the nine months ended June 30, 2007, because of increased shipments as we ramped up our production capacity to meet customer demands for our products.

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

Because the average unit costs of the products increased significantly during the nine months ended June 30, 2007, as the purchase cost of lithium cobalt dioxide increased, our gross profit, as a percentage of net revenues, decreased from 28.5% for the nine months ended June 30, 2006, to 19.0% for the same period of fiscal 2007.

Research and Development Costs.  Research and development costs primarily are comprised of remuneration for R&D staff, share-based compensation, depreciation and maintenance expenses relating to R&D equipment, and R&D material costs.

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

Gain on Trading Securities.  Gain on trading securities represents realized gain from open market purchases and sales of certain shares listed on the Hong Kong Stock Exchange. These transactions were concluded by BAK International Limited, our Hong Kong subsidiary.  As of June 30, 2007, we do not hold any equity or debt securities on hand for trading purposes.  We do not anticipate investment in trading securities to form an ongoing part of our treasury function.

Other Income / (Expenses).  Other income for the nine months ended June 30, 2007 mainly consists of government subsidy given as recognition of our contribution to the economic development of the area.  No present or future obligation will arise from the receipt of such amount.

Finance Costs, Net.  Finance costs consist primarily of interest income, interest on bank loans, net of capitalized interest and bank charges.

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

In addition, due to the additional capital invested in Shenzhen BAK in both 2005 and 2006, Shenzhen BAK was granted a lower income tax rate of 3.309% and 3.82% in calendar year 2005 and 2006 respectively.

Furthermore, to encourage foreign investors to introduce advanced technologies to China, the PRC government has offered additional tax incentives to enterprises that are classified as a foreign invested enterprise with advanced technologies. According to an official notice issued by the Shenzhen Municipal Trade and Industry Bureau, Shenzhen BAK received such designation in August 2005. As a result, as long as Shenzhen BAK maintains this designation, it may apply to the tax authority to extend the reduction in its enterprise income tax rate for another three years, until December 31, 2009.

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

Our Canada subsidiary, BAK Canada, is subject to Canada estimated profits tax at the rate of 22%. However, because it does not have any assessable income derived from or arising in Canada, it has not paid any Canada estimated profits tax.

Our Hong Kong subsidiary, BAK International, is subject to Hong Kong profits tax at the rate of 17.5%. However, because it does not have any assessable income derived from or arising in Hong Kong, it has not paid any Hong Kong profits tax.

Our effective tax rates were 3.2% and 17.5% for the nine months ended June 30, 2006 and 2007, respectively.

Results of Operations

For the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Revenues	$29,477	$33,397	$(3,920)	(11.7)%
Cost of revenues	24,415	24,899	(484)	(1.9)

Gross profit	5,062	8,498	(3,436)	(40.4)
Operation expenses:
Research and development costs	1,118	477	641	134.4
Sales and marketing expenses	1,165	1,041	124	11.9
General and administrative expenses	4,189	1,962	2,227	113.5

Total operating expenses	6,472	3,480	2,992	86.0

Operating income / (loss)	(1,410)	5,018	(6,428)	(128.1)
Finance costs, net	1,070	297	773	260.3
Other expenses	90	1	89	8900
Income taxes	120	43	77	179.1

Net income / (loss)	$(2,690)	$4,677	$(7,367)	(157.5)%

Revenues. Revenues decreased to $29.5 million for the three months ended June 30, 2007 as compared to $33.4 million for same period of the prior year, a decrease of $3.9 million or 11.7%.

•
Revenues from the sales of steel-case cells decreased to $5.3 million in the three months ended June 30, 2007 from $12.3 million in the same period in 2006, a decrease of $7.0 million or 57.1%, due to a decrease in sales volume by 46.7% primarily attributable to an increasingly competitive market.

•
Revenues from the sales of aluminum-case cells increased to $14.7 million in the three months ended June 30, 2007 from $10.5 million in the same period in 2006, an increase of $4.3 million or 40.7%, due to an increase in sales volume by 25.4% driven by increased sales to OEM market in the PRC and an increase in average selling price by 12.2% as the result of the change of type of the aluminum-case cells.

•
Revenues from sales of battery packs increased to $4.5 million in the three months ended June 30, 2007 from $3.0 million in the same period in 2006, an increase of $1.5 million or 52.0%, due to an increase in sales volume of 58.6% driven by increased sales to the OEM market in the PRC and offset by a decrease in average selling price by 4.1%.

•
Revenues from the sales of high-power lithium-ion cells decreased to $3.1 million in the three months ended June 30, 2007 from $7.4 million in the same period in 2006, a decrease of $4.3 million or 57.9%, due to a decrease in sales volume by 36.6% driven by decreased export sales.

•
We also sold $895,000 of lithium polymer cells and $975,000 of cylindrical cells in the three months ended June 30, 2007, compared to $199,000 of lithium polymer cells and $62,000 of cylindrical cells in the same period in 2006, due to the new capacity and increased demand.

Cost of Revenues. Cost of revenues decreased to $24.4 million for the three months ended June 30, 2007 as compared to $24.9 million for the same period in 2006, a decrease of $484,000 or 1.9%, due primarily to the decrease in sales volume offset by increased purchase cost of lithium cobalt dioxide and increased depreciation charges with the completion of two new production lines.

As a result of the decrease in our revenues, which was disproportionate to the decrease in our cost of revenues, gross profit for the three months ended June 30, 2007 was $5.1 million or 17.2% of revenues as compared to gross profit of $8.5 million or 25.4% of revenues for the same period in 2006.

Research and Development Costs. Research and development costs increased to $1.1 million for the three months ended June 30, 2007 as compared to $477,000 for the same period in 2006, an increase of $641,000 or 134.4%. Share-based compensation included in research and development costs was $290,000 for the three months ended June 30, 2007, an increase of $159,000 compared with the same period in 2006. On September 28, 2006, options to purchase a total of 1,400,000 shares of common stock were cancelled and on December 26, 2006, a total of 914,994 shares of restricted stock were granted as replacement awards. Pursuant to SFAS 123R, we also measured the employee share-based compensation of the replacement awards at grant-date fair value on December 26, 2006 and recognized the value over the remaining vesting period. Research and development material expenses increased by $248,000 in connection with research projects in progress in BAK Canada during the three months ended June 30, 2007 while no such expenses were incurred in the same period in 2006. Salaries related to research increased to $389,000 from $273,000 for the same period of the prior year, an increase of $116,000, primarily because additional research professionals have been hired.

Sales and Marketing Expenses. Sales and marketing expenses increased to $1.2 million for the three-month period ended June 30, 2007 as compared to $1.0 million for the same period in 2006, an increase of $124,000 or 11.9%. As a percentage of revenues, sales and marketing expenses increased to 4.0% for the three months ended June 30, 2007, from 3.1% for the same period in 2006. Packing expenses increased by $168,000 as the result of increased cost of packing materials.

General and Administrative Expenses. General and administrative expenses increased to $4.2 million, or 14.2% of revenues, for the three months ended June 30, 2007 as compared to $2.0 million, or 5.9% of revenues, for the same period in 2006, an increase of $2.2 million or 113.5%. Salaries increased by $330,000 as a result of an increase in average salaries and of the number of employees as part of our expansion. Depreciation charged also increased by $253,000 due to the completion of additional facilities in our industrial park. Bad debt expenses increased by $1,677,000 primarily due to a provision charged against a customer after we had assessed the collection of accounts receivables from this customer during the third quarter of 2007.

Operating Income (Loss). As a result of the above, operating loss totaled $1.4 million for the three months ended June 30, 2007 as compared to operating income of $5.0 million for the same period of the prior year, a decrease of $6.4 million or 128.1%. As a percentage of revenues, operating loss was 4.8% for the three months ended June 30, 2006 as compared to an operating income of 15.0% for the same period of the prior year.

Finance Costs, Net. Finance costs, net increased to $1.1 million for the three-month period ended June 30, 2007 as compared to $297,000 for the same period of the prior year, an increase of $773,000 or 260.3%. We had $67.6 million in short-term bank loans and $26.2 million in long-term bank loans as of June 30, 2007 as compared to $53.2 million outstanding as of June 30, 2006.

Other Expenses. Other expenses were $90,000 for the three months ended June 30, 2007, as compared to $1,000 for the same period in 2006.

Net Income / (loss). As a result of the foregoing, we had a net loss of $2.7 million for the three months ended June 30, 2007 as compared to a net income of $4.7 million for the same period in 2006.

For the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.

	Nine months Ended June 30,
	2007	2006	$ Change	% Change
	(In thousands, except percentages)

Statement of Operations data
Revenues	$102,088	$97,721	$4,367	4.5%
Cost of revenues	82,682	69,904	12,778	18.3

Gross profit	19,406	27,817	(8,411)	(30.2)
Operation expenses:
Research and development costs	2,684	1,436	1,248	86.9
Sales and marketing expenses	3,272	3,542	(270)	(7.6)
General and administrative expenses	9,301	6,152	3,149	51.2

Total operating expenses	15,257	11,130	4,127	37.1

Operating income	4,149	16,687	(12,538)	(75.1)
Finance costs, net	3,134	993	2,141	215.6
Other (income) / expenses	(601)	39	(640)	(1641.0)
Gain on trading securities	—	(280)	280	100
Income taxes	283	512	(229)	(44.7)

Net income	$1,333	$15,423	$(14,090)	(91.4)%

Comparison of the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.

Revenues. Revenues increased to $ 102.1 million for the nine months ended June 30, 2007 as compared to $97.7 million for same period of the prior year, an increase of $4.4 million or 4.5%.

•
Revenues from the sales of steel-case cells decreased to $27.9 million in the nine months ended June 30, 2007 from $45.5 million in the same period in 2006, a decrease of $17.6 million or 38.8%, due to a decrease in sales volume by 31.6% primarily attributable to an increasingly competitive market.

•
Revenues from the sales of aluminum-case cells increased to $43.8 million in the nine months ended June 30, 2007 from $33.5 million in the same period in 2006, an increase of $10.3 million or 30.6%, due to an increase in sales volume by 25.7% driven by increased sales to the OEM market in the PRC and an increase in average selling price by 4% as the result of the change of type of the aluminum-case cells.

•	Revenues from sales of battery packs were $8.20 million in the nine months ended June 30, 2007, the same as in the same period in 2006.

•
Revenues from the sales of high-power lithium-ion cells increased to $17.4 million in the nine months ended June 30, 2007 from $10.0 million in the same period in 2006, an increase of $7.4 million or 74.5%, due to an increase in sales volume of 100.9% driven by decreased export sales.

•
We also sold $2.5 million of lithium polymer cells and $2.3 million of cylindrical cells in the nine months ended June 30, 2007, compared to $387,000 of lithium polymer cells and $96,000 of cylindrical cells due to our new production line.

Cost of Revenues. Cost of revenues increased to $82.7 million for the nine months ended June 30, 2007, as compared to $69.9 million for the same period in 2006, an increase of $12.8 million or 18.3%. The increase in cost of revenues was mainly attributable to a significant increase in the purchase cost of lithium cobalt dioxide and significantly increased depreciation charges with the completion of two new production lines.

As a result, gross profit for the nine months ended June 30, 2007 was $19.4 million or 19.0% of revenues as compared to gross profit of $27.8 million or 28.5% of revenues for the same period in 2006.

Research and Development Costs. Research and development costs increased to $2.7 million for the nine months ended June 30, 2007 as compared to $1.4 million for the same period in 2006. Share-based compensation included in research and development expenses was $720,000 for the nine months ended June 30, 2007, an increase of $101,000 compared with the same period in 2006. On September 28, 2006, options to purchase a total of 1,400,000 shares of common stock were cancelled and on December 26, 2006, a total of 914,994 shares of restricted stock were granted as replacement awards. Pursuant to SFAS 123R, we also measured the employee share-based compensation at grant-date fair value as of December 26, 2006 and recognized over the remained vesting period. Research and development material expenses increased by $458,000 due to certain new research projects of BAK Canada. Salaries related to research increased to $914,000 from $445,000 for the same period of the prior year, an increase of $469,000, primarily due to our hiring of additional research professionals.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $3.3 million for the nine-month period ended June 30, 2007 as compared to $3.5 million for the same period in 2006, a decrease of $270,000 or 7.6%. As a percentage of revenues, sales and marketing expenses have decreased slightly to 3.2% for the nine months ended June 30, 2007, from 3.6% for the same period in 2006. Share-based compensation was $161,000 for the nine months ended June 30, 2007, a decrease of $119,000, due to the above-mentioned measurement of the fair value of the restricted stock replacement awards at their grant-date of December 26, 2006. Salaries decreased by $165,000 as the result of decreased headcount in our packing departments.

General and Administrative Expenses. General and administrative expenses increased to $9.3 million, or 9.1% of revenues, for the nine months ended June 30, 2007 as compared to $6.2 million, or 6.3% of revenues, for the same period in 2006, an increase of $3.1 million or 51.2%. Salaries increased by $854,000 as a result of an increase of average salaries and an increased headcount. Depreciation charges increased by $745,000 due to the completion of additional facilities in our industrial park. Bad debt expenses increased by $634,000 primarily due to a provision charged for one customer after we had assessed the collection of accounts receivables from this customer during the third quarter of 2007.

We are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form SB-2 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in September 2005. On August 15, 2006, the SEC declared effective a post-effective amendment that we had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. We subsequently filed Form S-1 for these shareholders. On December 8, 2006, we filed our 2006 Form 10-K. After the filing of the 2006 Form 10-K, our previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to the above two events totaling approximately $1 million from us. We therefore recognized in general and administrative expenses an amount of $760,000 as liquidated damages for the nine months ended June 30, 2007. There was no comparable expense in the same period of 2006.

Operating Income. As a result of the above, operating income totaled $4.1 million for the nine months ended June 30, 2007 as compared to operating income of $16.7 million for the same period of the prior year, a decrease of $12.5 million or 75.1%. As a percentage of revenues, operating income was 4.1% for the nine months ended June 30, 2007 as compared to 17.1% for the same period of the prior year.

Finance Costs, Net. Finance costs, net, increased to $3.1 million for the nine-month period ended June 30, 2007 as compared to $993,000 for the same period of the prior year, an increase of $2.1 million or 215.6%. We had $67.6 million in short term loans and $26.3 million in long term loans as of June 30, 2007 as compared to $53.2 million outstanding as of June 30, 2006.

Other (Income) / Expenses. Other income was $601,000 for the nine-month period ended June 30, 2007, as compared to other expenses of $39,000 for the same period of 2006. Other income for the nine months ended June 30, 2007 mainly consists of a government subsidy given as recognition of our contribution to the economic development of the area, partially offset by certain expenses, which include the value of certain scrap materials that have been discarded. No present or future obligation will arise from the receipt of such government subsidy. There was no comparable income in the same period of the prior year

Gain on Trading Securities. We recognized income of $280,000 from BAK International’s short-term investment in trading securities during the nine months ended June 30, 2006. There was no such trading gain during the nine months ended June 30, 2007.

Net Income. As a result of the foregoing, we decreased our net income to $1.3 million for the nine months ended June 30, 2007 from $15.4 million for the same period of the prior year.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans and bills payable under bank credit agreements, long term bank loans, sale of bills receivable and issuance of capital stock. As of June 30, 2007, we had cash and cash equivalents of $8.9 million, as compared to $21.1 million as of September 30, 2006. In addition, we had pledged deposits amounting to $3.5 and $13.0 million at June 30, 2007 and September 30, 2006, respectively. Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding bills payable.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months Ended June 30,
	2007	2006
	(in thousands)
Net cash provided by / (used in) operating activities	7,670	(8,352)
Net cash used in investing activities	(53,006)	(32,685)
Net cash provided by financing activities	32,657	13,752
Effect of exchange rate changes on cash and cash equivalents	524	561
Net decrease in cash and cash equivalent	(12,155)	(26,724)
Cash and cash equivalents at the beginning of period	21,100	33,056
Cash and cash equivalents at the end of period	8,945	6,332

Operating Activities

Net cash provided by operating activities was $7.7 million in the nine months ended June 30, 2007 compared with net cash used in operating activities of $8.4 million in the same period in 2006. The improvement of $16.0 million in operating activities was mainly attributable to better control of trade accounts receivable.

Investing Activities

Net cash used in investing activities increased from $32.7 million in the nine months ended June 30, 2006 to $53.0 million in the same period in 2007. The net cash used in investing activities during the period ended June 30, 2007 was mainly used for purchases of equipment for a new automated cylindrical cell production line, a new automated prismatic cell production line and a lease payment in Tianjin.

Financing Activities

Net cash provided by financing activities was $13.8 million in the nine months ended June 30, 2006 compared to $32.7 million in the same period in 2007. This was mainly attributable to (i) a $9.9 million increase in net proceeds from borrowings due to more loans being secured for working capital and construction of new production lines in the nine months ended June 30, 2007, and (ii) a $9.3 million decrease in cash deposits at banks as collateral in the nine months ended June 30, 2007.

As of June 30, 2007, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed
	(in thousands)
Short—term credit facilities:
Agricultural Bank of China	$78,787	$26,147
Shenzhen Development Bank	19,697	—
Shenzhen Commercial Bank	26,262	6,566
China CITIC Bank	26,262	15,895
China Construction Bank	19,697	—
Bank of China	65,655	45,177
CITIC Ka Wah Bank Limited	6,000	—

Subtotal—short—term credit facilities	$242,360	$93,785

Long—term credit facilities:
Agricultural Bank of China	26,262	13,131
China Development Bank	13,131	13,131

Subtotal—long—term credit facilities	39,393	26,262

Lines of Credit:
Agricultural Bank of China		112
Bank of China		483
Shenzhen Merchant Bank		1,146

Subtotal—lines of credit		1,741

Total Principal Outstanding		$121,788

There are no restrictions for our above unused credit facilities.

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $67.6 million, bills payable of $27.9 million and long-term bank loans of $26.3 million.

For the purpose of presentation, the movement in bills payable balances is included in operating activities and in investing activities in the statements of cash flows according to their nature.

During the three months ended June 30, 2007, we repaid three short-term bank loans totaling $33.6 million, and entered into three new short-term bank loan agreements totaling $27.6 million. The three new short-term bank loan agreements provide for monthly interest payments at annual interest rates from 5.751% to 6.57%, with principal repayments at maturities during the second calendar quarter of 2008. These debt arrangements are generally guaranteed by Mr. Xiangqian Li, our chairman, president, and chief executive officer. The three repaid loan agreements were with Shenzhen Development Bank, Shenzhen Commercial Bank, and Agricultural Bank, and the three new short-term bank loan agreements are with Shenzhen Eastern Branch, Agricultural Bank of China, China CITIC Bank, and Shenzhen Commercial Bank

On June 20, 2007, we renewed our comprehensive credit facility agreement with Shenzhen Longgang Branch, Shenzhen Development Bank to provide a maximum loan amount of RMB 150 million (approximately $19.7 million). The loan may be drawn at any time over the one-year period beginning June 20, 2007. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li, and is also secured by $19.7 million of inventory and $10.2 million of machinery and equipment. As of June 30, 2007, we had no borrowings under this credit facility agreement.

On June 8, 2007, we renewed our comprehensive credit facility agreement with Shenzhen Eastern Branch, Agricultural Bank of China to provide a maximum loan amount of RMB 800 million (approximately $105.1 million), including RMB 600 million (approximately $78.8 million) one-year term credit facilities and RMB 200 million (approximately $26.3 million) five-year term credit facilities. Loans may be drawn under this renewed credit facility agreement beginning June 8, 2007 through May 23, 2008, with the term of the loan established at the time such loan is drawn, except as to funds borrowed under the loan agreement dated November 23, 2006, which may be drawn at any time within five years of the effective date of the loan agreement, and which will mature in five years after such funds are drawn. The credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li. As of June 30, 2007, we had outstanding under this credit facility agreement a $24.3 million one-year term loan due in the third calendar quarter of 2007 and the second calendar quarter of 2008, bearing interest at 5.022% and 6.57% per annum, and $1.8 million bills payable. As of June 30, 2007, we also had a $13.1 million five-year term loan under this facility, which included a borrowed amount of $5,242,446 with a current interest rate of 5.832% and repayable on January 25, 2012 and another borrowed amount of $7,878,668 with a current interest rate of 6.237%, payable in three instalments of $6,565,557 on January 25, 2011, $5,252,446 on January 25, 2012 and $1,313,111 on February 27, 2012, respectively. The $13.1 million five-year term loan carries a floating interest rate of 90% of the People’s Bank of China benchmark rate, and is secured by pledged machinery and equipment valued at $13.4 million as of June 30, 2007.

On May 15, 2007, we renewed our comprehensive credit facility agreement with Shenzhen Shuibei Branch, Shenzhen Commercial Bank to provide a maximum loan amount of RMB 200 million (approximately $26.2 million), an increase of 100 million (approximately $13.1 million) as compared to the original credit facility agreement. The loan may be drawn at any time over the one-year period beginning May 15, 2007. As of June 30, 2007, we had borrowed $6.6 million under this credit facility agreement. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li.

On February 14, 2007, Shenzhen BAK renewed the Comprehensive Credit Facility Agreement of Maximum Amount with Dapeng Branch, China Construction Bank. We may borrow up to RMB 150 million ($19.7 million) under this Comprehensive Credit Facility Agreement, which will expire on February 14, 2008. As of June 30, 2007, we had no borrowings under this Comprehensive Credit Facility Agreement. On March 14, 2007, Shenzhen BAK renewed the Comprehensive Credit Facility Agreement of Maximum Amount with Shenzhen Branch, China CITIC Bank. We may borrow up to RMB 200 million ($26.3 million) under this Comprehensive Credit Facility Agreement, which will expire on March 14, 2008. As of June 30, 2007, we had borrowed $13.1 million loan and $2.8 million bills payable under this Comprehensive Credit Facility Agreement.

On December 26, 2006, Shenzhen BAK entered into a four-year long-term loan agreement of $13.1 million with Shenzhen Branch, China Development Bank. The long-term loan is payable in three installments as follows:

RMB 30 million on November 20, 2008;

RMB 30 million on November 20, 2009; and

RMB 40 million on December 26, 2010.

The long-term loan carries an annual interest rate equal to the benchmark rate of the People’s Bank of China for three- to five-year long-term loans, which is currently 6.48% per annum. The long-term loan is secured by Shenzhen BAK’s pledge of its new Research and Development Test Center, which is to be constructed in Shenzhen, China, after Shenzhen BAK obtains the required land use rights for the location of the facility; such land use rights will also be pledged as security. The obligations of Shenzhen BAK under the loan agreement are guaranteed by Mr. Xiangqian Li. We borrowed the full $13.1 million under this loan agreement on December 27, 2006.

We had a negative working capital (current assets less current liabilities excluding share-based payment liabilities) of $4.7 million as of June 30, 2007, as compared to working capital of $4.8 million as of September 30, 2006, a decrease of $9.5 million. This decrease was primarily attributable to a lease prepayment of $13.7 million for acquisition of land use rights in Tianjin. We had short-term bank loans maturing in less than one year of $67.6 million as of June 30, 2007, as compared to $67.9 million as of September 30, 2006, a decrease of $0.3 million.

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

Capital Expenditures

We made capital expenditures of $53.0 and $32.7 million in the nine months ended June 30, 2007 and 2006, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and to make a lease prepayment. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Nine months Ended June 30,
	2007	2006
	(in thousands)
Construction costs	$13,944,720	$10,678,643
Lease prepayment	$14,371,819	$—
Purchase of equipment	$24,689,765	$22,006,537

Total capital expenditures	$53,006,304	$32,685,180

We estimate that our total capital expenditures in fiscal 2007 will reach approximately $60.0 million, primarily to purchase manufacturing equipment for the expansion of our production lines.

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

We do not hold the land use right to the tract of property on which we have constructed our manufacturing facilities and other related facilities. According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced. An ownership certificate will be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained. On June 20, 2007, we obtained the approvals for project planning and construction of the government of Shenzhen.

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

As of June 30, 2007, we had paid the lease prepayment amount of $707,000 million for acquisition of land use rights in Shenzhen for a new Research and Development Test Centre and the application for the land use rights certificate was in process.

As of June 30, 2007, we had fully paid the lease prepayment amount of $13.7 million for acquisition of land use rights in Tianjin and the application for the land use rights certificate was in process.

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2007:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Short-term bank loans	67,625	67,625	—	—	—
Bills payable	27,900	27,900	—	—	—
Long-term bank loans	26,262	—	7,879	18,383	—
Land use rights payable	3,148	3,148
Capital commitments	6,498	6,498	—	—	—
Future interest payment on short-term bank loans	1,862	1,862	—	—	—
Future interest payment on long-term bank loans	7,359	3,567	2,759	1,033	—

Total	140,654	110,600	10,638	19,416	—

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2007.

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

Transactions described above require accounting treatment under FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002 for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the liabilities arising from these guarantees and considered they are immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of June 30, 2007. On June 30, 2007, we provided a guarantee for a non-related party – Shenzhen Tongli Hi-tech Co. Ltd. of one-year outstanding discounted bills with the Shenzhen Longgang Branch, Shenzhen Development Bank with a maturity of September 27, 2009. The maximum amount of our exposure for this and previous guarantees was $2.0 million and $3.8 million at June 30, 2007 and September 30, 2006, respectively.

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

When reviewing our financial statements, the following also should be considered: (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of September 30, 2006 and June 30, 2007, the carrying amount of property, plant and equipment, net was $109.4 million and $138.3 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2006 and June 30, 2007, we had not charged off any balances as we had yet to exhaust all means of collection.

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

Pursuant to SFAS 123R, we have recognized compensation costs of $1,567,000 in relation to stock-based award to our employees and non-employee directors in the nine months ended June 30, 2007 as an increase in operating costs.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning on October 1, 2008. Our management is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

In September 2006, the SEC issued SAB 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. We do not expect that the adoption of SAB 108 would have a material effect on our consolidated financial statements.

Exchange Rates

The financial records of Shenzhen BAK and BAK Electronics are maintained in Renminbi. In order to prepare our financial statements, we have translated amounts in Renminbi into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income (loss) in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in Renminbi and translated into U.S. dollars were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in Renminbi into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2007	2006

Balance sheet items as of June 30	7.6155	7.9956
Amounts included in the statement of income and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for nine months ended June 30	7.76910	8.04914
Balance sheet items as of September 30	N/A	7.9087

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically six to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three and nine months ended June 30, 2007.

We have a long term bank loan of $13.1 million maturing on December 26, 2010 with three installments payable under which we have outstanding borrowings; the interest rate we pay on this long term loan is benchmark rate of the People’s Bank of China for three- to five- year long-term loans. In addition, we have a RMB 200 million (approximately $26 million) long-term loan agreement with Shenzhen Eastern Branch, Agricultural Bank of China, which became effective on December 18, 2006. The long-term loan may be drawn at any time within five years from the effective date of the agreement and will mature five years after it is drawn. The term loan, when drawn, will carry a floating interest rate of 90% of The People’s Bank of China benchmark rate. As of June 30, 2007, we had borrowed $13.1 million under this loan agreement. This loan comprises $5,242,446 borrowed in the first calendar quarter of 2007 bearing interest at 5.832% per annum and repayable on January 25, 2012, and $7,878,668 borrowed in the second calendar quarter of 2007 bearing interest at 6.237% per annum and repayable in three installments of $6,565,557 on January 25, 2011, $5,252,446 on January 25, 2012, and $1,313,111 on February 27, 2012, respectively.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at June 30, 2007, would decrease net income before provision for income taxes by $704,000 or 43.6% for the nine months ended June 30, 2007. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 69.7% of our revenues and 94.5% of our costs and expenses for the nine months ended June 30, 2007 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 98.8% of our assets except for cash were denominated in RMB as of June 30, 2007. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $6.0 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2007. As of June 30, 2007, our accumulated other comprehensive income was $8.1 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective, because of the material weaknesses described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “2006 Form 10-K”). Management believes that appropriate measures have been implemented to remediate these weaknesses, although some measures have not yet been in place long enough to be adequately tested. Investors are directed to Item 9A of the 2006 Form 10-K for the description of these weaknesses.

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

—
We trained our accounting personnel in the application of U.S. GAAP commensurate with our financial reporting requirements, which include: (a) basic accounting personnel participated in training programs concerning general accounting policies and principles provided by the governmental agencies and professional accounting firms; (b) key accounting personnel, including the U.S. accountant, finance manager, finance controller and chief financial officer, participated in special training programs (in addition to the training of general accounting policies and principles described in item (a) above) provided by professional accounting firms retained by us concerning the difference between U.S. GAAP and the accounting principles generally accepted in the People’s Republic of China, SEC rules and recent developments in accounting policies, with particular attention to the areas where errors in the preparation and disclosure of our financial statements were previously identified.

2.  We engaged outside consultants, with relevant accounting experience, skills and knowledge, working under the supervision and direction of our management, to supplement our existing accounting personnel on U.S. GAAP; and

3.  We retained and intend to continue to retain the services of outside U.S. counselors to advise us on the SEC disclosure requirements.

During fiscal 2006 and the first three quarters of fiscal 2007, management implemented the above measures, which were designed to remediate the first five material weaknesses described in Item 9A. “Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” in our 2006 Form 10-K. However, such measures have not yet been in place long enough to be adequately tested. Following the completion of testing, management will evaluate whether the material weaknesses have been successfully remediated.

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

—
Requiring our construction manager to review and approve the project progress reports and the finance department records regarding construction in progress based on the approved project progress reports on a quarterly basis; and

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

Management successfully completed implementation of these measures during fiscal year 2006 and the first three quarters of fiscal year 2007 and believes that the implementation of such measures, which were designed to remediate those two material weaknesses, will provide sufficient basis to conclude as to the absence of these material weaknesses at such time that formal testing is completed. As such testing of the operation of the implemented measures has been completed as of June 30, 2007, we had sufficient evidence to conclude that the material weaknesses had been successfully remediated.

We believe that we are taking the steps necessary for remediation of the remaining material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal controls over financial reporting after June 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition, on December 8, 2006, we filed our 2006 Form 10-K. After the filing of the 2006 Form 10-K, our previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. A post-effective amendment to the Form S-1 covering resale by the selling shareholders was declared effective by the SEC on March 23, 2007. Our failure to have the post effective amendment declared effective within the 30-trading-day time period provided under the registration rights agreement (i.e., by January 25, 2007), triggered, for the second time, an obligation to pay liquidated damages to the selling shareholders. We estimate that we are liable to those selling shareholders for liquidated damages related to this second event in the amount of approximately $810,000, such that the total current estimated liquidated damages relating to both events amounts to approximately $1 million.

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

Changes in PRC property rights law may affect our interests in our properties. The new PRC Law on Property Rights was approved by the Fifth Session of the Tenth National People's Congress on 16 March 2007, and will come into effect on 1 October 2007.  The Property Rights Law is the first piece of Mainland PRC legislation that comprehensively regulates the different types of rights which can be created or acquired over tangible property. We are currently evaluating the impact of the Property Rights Law.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Renewal of Credit Facilities. On May 15, 2007, we renewed our comprehensive credit facility agreement with Shenzhen Shuibei Branch, Shenzhen Commercial Bank to provide a maximum loan amount of RMB 200 million (approximately $26.3 million), an increase of 100 million (approximately $13.1 million) as compared to the original credit facility agreement. The loan may be drawn at any time over the one-year period beginning May 15, 2007. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li, our chairman, president and chief executive officer. A summary of the terms of this credit facility and related guaranties are included as Exhibits 10.8 through 10.10 to this Report and are hereby incorporated by reference herein.

On June 8, 2007, we renewed our comprehensive credit facility agreement with Shenzhen Eastern Branch, Agricultural Bank of China to provide a maximum loan amount of RMB 800 million (approximately $105.1 million) including RMB 600 million (approximately $78.8 million) one-year term credit facilities and RMB 200 million (approximately $26.3 million) five-year term credit facilities. Loans may be drawn under this renewed credit facility agreement beginning June 8, 2007 through May 23, 2008, with the term of the loan established at the time such loan is drawn, except as to funds borrowed under the loan agreement dated November 23, 2006, which may be drawn at any time within five years of the effective date of the loan agreement, and which will mature in five years after such funds are drawn. The credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li. As of June 30, 2007, we had outstanding under this credit facility agreement a $24.3 million one-year term loan due in the third calendar quarter of 2007 and the second calendar quarter of 2008, bearing interest at 5.022% and 6.57% per annum, and $1.8 million bills payable, and a $13.1 million five-year term loan due in the first calendar quarter of 2011 and 2012. The $13.1 million five-year term loan carries a floating interest rate of 90% of the People’s Bank of China benchmark rate, and is secured by pledged machinery and equipment valued at $13.4 million as of June 30, 2007. A summary of the terms of this credit facility and the related guaranty are included as Exhibits 10.1 and 10.2 to this Report and are hereby incorporated by reference herein.

On June 20, 2007, we renewed our comprehensive credit facility agreement with Shenzhen Longgang Branch, Shenzhen Development Bank to provide a maximum loan amount of RMB 150 million (approximately $19.7 million). The loan may be drawn at any time over the one-year period beginning June 20, 2007. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li, and is also secured by $19.7 million of inventory and $10.2 million of machinery and equipment. Summaries of the terms of this credit facility and related guaranties are included as Exhibits 10.4 through 10.7 to this Report and are hereby incorporated by reference herein.

We intend to use the loans drawn under these comprehensive credit facilities for the purchase of machinery and equipment and for further business development activities.

In addition, during the three months ended June 30, 2007, we repaid three short-term bank loans totaling $33.6 million, and entered into three new short-term bank loan agreements totaling $27.6 million. The new short-term bank loan agreements provide for monthly interest payments at annual interest rates from 5.751% to 6.57%, with principal repayments at maturities during the second calendar quarter of 2008. These debt arrangements are generally guaranteed by Mr. Xiangqian Li. The new agreements are with Eastern Branch, Agricultural Bank of China, China CITIC Bank, and Shenzhen Commercial Bank. A summary of the loan agreement with Eastern Branch, Agricultural Bank of China is included as Exhibit 10.3. The loan certificates under which the other two new loan agreements were made are included as Exhibits 10.11, 10.12, and 10.13 to this Report and are hereby incorporated by reference herein.

Item 6.  Exhibits.

Number	Description
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to China BAK Battery, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.1	Summary of Comprehensive Credit Facility Agreement of Maximum Amount entered into between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China on June 8, 2007.
10.2	Guaranty Contract of Maximum Amount entered into among BAK International Limited, Li Xiangqian, and Shenzhen Eastern Branch, Agricultural Bank of China on June 8, 2007.
10.3	Summary of Loan Agreement entered into by and between Shenzhen BAK Battery Co., Ltd. and Eastern Branch, Agricultural Bank of China on June 22, 2007.
10.4	Summary of Comprehensive Credit Facility Agreement entered into between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank, dated June 20, 2007.
10.5	Guaranty Contract of Maximum Amount Pledge entered into between Li Xiangqian and Longgang Branch, Shenzhen Development Bank on June 20, 2007.
10.6	Guaranty Contract of Maximum Amount entered into between BAK International Limited and Longgang Branch, Shenzhen Development Bank on June 21, 2007.
10.7	Guaranty Contract of Maximum Amount entered into between Li Xiangqian and Longgang Branch, Shenzhen Development Bank on June 20, 2007.
10.8	Summary of Comprehensive Credit Facility Agreement entered into between Shenzhen BAK Battery Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank on May 15, 2007.
10.9	Individual Guaranty Contract of Maximum Amount entered into between Li Xiangqian and Shuibei Division, Shenzhen Commercial Bank on May 15, 2007.
10.10	Guaranty Contract of Maximum Amount entered into between BAK International Limited and Shuibei Division, Shenzhen Commercial Bank on May 15, 2007.
10.11	Loan Certificate between Shenzhen BAK Battery Co., Ltd and China CITIC Bank on April 16, 2007.
10.12	Loan Certificate between Shenzhen BAK Battery Co., Ltd and China CITIC Bank on April 18, 2007.
10.13	Loan Certificate between Shenzhen BAK Battery Co., Ltd and Shenzhen Commercial Bank on June 20, 2007.
31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2007	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tony Shen
Tony Shen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)