Form 10-K
period 2007-09-30
CHINA BAK BATTERY INC
filed 2007-12-19
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2007

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to_______

Commission file number: 001-32898

China BAK Battery, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0442833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

BAK Industrial Park
No. 1 BAK Street
Kuichong Town, Longgang District
Shenzhen 518119
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
Yes   ☐ No   ☒

The aggregate market value of the 48,893,396 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $158.9 million as of March 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $3.25 per share, as reported by The NASDAQ Stock Market, Inc.

There were a total of 52,954,603 shares of the registrant’s common stock outstanding as of December 10, 2007.

Documents Incorporated by Reference:

None

CHINA BAK BATTERY, INC.
FORM 10-K
For the Fiscal Year Ended September 30, 2007

Introductory Comment—Terminology

Throughout this Annual Report on Form 10-K, or this Report, the terms “we,” “us” or “our” refers to China BAK Battery, Inc. and its subsidiaries on a consolidated basis; “BAK International” refers to our Hong Kong subsidiary, BAK International, Ltd.; “BAK Tianjin” refers to our PRC subsidiary, BAK International (Tianjin) Ltd; “Shenzhen BAK” refers to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.; “BAK Electronics” refers to our PRC subsidiary, BAK Electronics (Shenzhen) Co., Ltd.; “BAK Canada” refers to our Canadian subsidiary, BAK Battery Canada Ltd.; “BAK Europe” refers to our German subsidiary, BAK Europe GmbH; “China” or “PRC” refers to the People’s Republic of China, excluding for the purposes of this Report only, Taiwan, Hong Kong and Macau; “RMB” or “Renminbi” refers to the legal currency of China; and “$” or “U.S. dollars” refers to the legal currency of the United States of America.

Introductory Comment—Forward-Looking Statements

Statements contained in this Report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

—	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

—	our future business development, results of operations and financial condition;

—	our ability to fund our operations and manage our substantial short-term indebtedness;

—	our ability to maintain or increase our market share in the competitive markets in which we do business;

—	our limited operating history in developing, manufacturing and selling of lithium-based rechargeable battery cells;

—	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

—	our dependence on the growth in demand for the portable electronic devices that are powered by our products;

—	our ability to diversify our product offering and capture new market opportunities;

—	our ability to obtain OEM qualifications from brand names;

—	our ability to source our needs for skilled labor, machinery and raw materials economically;

—	our ability to secure raw materials in the future and to manage the costs of raw materials or to secure alternative or substitute raw materials;

—	uncertainties with respect to the PRC legal and regulatory environment;

—	our ability to remediate any material weaknesses in our internal control over financial reporting;

—	our ability to maintain cost leadership; and

—	our ability to acquire land use rights to our facilities.

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

PART I

Item 1. Business.

Overview

We are one of the largest manufacturers of rechargeable lithium-based battery cells in the world, as measured by production output. We produce battery cells that are the principal component of rechargeable batteries commonly used to power the following applications:

—	cellular phones—customer segments include original equipment manufacturing, or OEM, customers and replacement battery manufacturers;

—	notebook computers;

—	portable consumer electronics, such as digital cameras, portable media players, portable gaming devices and personal digital assistants, or PDAs; and

—	cordless power tools and other applications, such as miner’s lamps, electric bicycles and hybrid electric vehicles.

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

Historically, we have primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and OEM market. Our prismatic cells are targeted at the PRC replacement market, where cellular phone batteries produced by independent battery manufacturers are purchased for use in second-hand cellular phones or as back-up batteries, and are primarily comprised of steel-case cells. We also operate in the cellular phone battery OEM market, where we sell aluminum-steel cells for incorporation into branded batteries that are included in new cellular phones or are sold as replacement batteries. We have successfully established ourselves as a major competitor in the PRC domestic OEM market and leading brand names such as Lenovo, Ningbo Bird, Konka and Haier have designated us as a cell provider for their branded batteries. At the request of customers that order prismatic battery packs, we also engage pack battery manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers both for the replacement and OEM markets. We intend to leverage the strong technological capabilities we have developed over the years to continue our growth and expand our reach to the global cellular phone OEM market, and have been actively pursuing OEM qualifications from international brand names, such as Nokia and Motorola.

To meet the growing demand for our products and to capture new opportunities, we have expanded our product offerings by adding three new product lines:

—
Lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, Bluetooth headsets, digital medial players and digital audio players. We began commercial production of lithium polymer cells in September 2005.

—
Cylindrical lithium-ion cells for use in notebook computers. We began commercial production of cylindrical cells for notebook computers in June 2006 using our new semi-automated production lines. In March 2007, our cylindrical lithium-ion cells met the safety standards for use in mining lamps set by the Quality Supervision and Testing Center of the Chemical and Physical Power Sources of the Ministry of Information Industry. In August 2007, we signed a non-binding letter of intent with Hewlett-Packard Company (“HP”) (NYSE: HPQ), under which both parties have undertaken to work together in a set timeframe to reach a definitive agreement for us to supply cylindrical lithium-ion battery cells to HP or HP’s designated battery pack manufacturers for notebook computer batteries to be used in notebook computers manufactured by HP.

—
High-power, lithium-phosphate cells for use in cordless power tools and other applications. We began commercial production of lithium-phosphate cells in October 2005 for use in cordless power tools. Currently, we are actively seeking new market opportunities for our lithium-phosphate cells, such as miner’s lamps, electric bicycles and hybrid electric vehicles.

Our operations have grown since our inception in August 2001. We generated revenues of $101.9 million, $143.8 million and $145.9 million in the years ended September 30, 2005, 2006 and 2007, respectively, and net income of $13.5 million, $20.2 million and $483,000 during the same periods, respectively.

Our Industry

The lithium-ion battery was first introduced by Sony Corporation in 1992 and has since become the battery of choice for a wide range of portable consumer electronic applications because of its high energy density, high voltage, compact size, light weight and excellent energy retention characteristics. The advantages of lithium-based battery over the traditional nickel cadmium and nickel metal hydride batteries have resulted in a significant increase of its share in the global rechargeable battery market. Demand for lithium-based batteries grows in tandem with consumer electronics products powered by lithium-based batteries, such as cellular phones, notebook computers and other portable electronic devices. In addition, as a result of technological advancements in recent years, the lithium-based battery is being used in increasingly more powerful and diverse applications. Lithium-based batteries are now being used in emerging industrial applications such as cordless power tools, miner’s lamps, electric bicycles, and hybrid electric vehicles. The lithium-based battery market is dominated by manufacturers located in Japan, South Korea and China. China’s battery industry continues to grow and capture market share in the global battery manufacturing industry as both domestic and international battery manufacturers increase their manufacturing presence in the PRC. China has a number of key advantages in battery manufacturing that are expected to continue to drive this growth, including low costs, proximity to the consumer electronics supply chain, proximity to end-users and a developing R&D infrastructure. Chinese manufacturers are becoming increasingly competitive as they have significantly benefited and will continue to benefit from these advantages.

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

Lithium-Based Rechargeable Batteries

Lithium in its metal form has long been known to be a highly attractive battery material due to its light weight and high electromagnetic potential. However, as a result of chemical instability, lithium metal batteries have not been commercially developed. Instead, various lithium-based compounds have been introduced. As portable electronic devices integrate enhanced multi-media features while remaining compact and light-weight, they require improved battery performance at reduced size and weight. Rechargeable lithium-based battery cells, compared to rechargeable battery cells based on nickel cadmium or nickel metal hydride chemistries, have a higher energy density, meaning a greater energy capacity relative to a given battery cell’s weight and size. Furthermore, lithium-based battery cells are able to generate approximately three times the voltage of nickel-based cells, thereby reducing the number of cells needed in a battery pack, leading to a reduction in the weight and size of the pack. These characteristics will enable a portable electronic device to integrate more features and operate for a longer time while remaining slim and light, increasing its portability. Lithium-based battery cells also have other favorable characteristics such as no memory effect and a slow loss of charge when not in use. Key sub-categories of lithium-based batteries include:

—
Lithium-ion.  Although slightly lower in energy density than lithium metal, lithium-ion is safe and maintains many of the attractive chemical characteristics of lithium. The lithium-ion battery was first developed by Sony Corporation in 1992. Our latest development efforts have been to look at new lithium compounds. Lithium phosphate is a promising example which has recently been put into commercial usage within the cordless power tool market. A lithium-ion battery cell consists of a lithium cobalt positive electrode, a graphite negative electrode, an electrolyte, lithium salt and separators. Both electrodes have a layered structure. When charging, lithium-ions come out from the positive electrode and move to the negative electrode through electrolytes deposited between the layers of the graphite negative electrode. When discharging, the reaction process is reversed.

—
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

Key Rechargeable Battery Applications

End-product applications which are driving the demand for rechargeable lithium-based batteries include cellular phones, notebook computers, portable consumer electronics and cordless power tools.

Cellular phones

Cellular phone battery cells currently use a mixture of nickel metal hydride, lithium-ion and lithium polymer. The trend in newer models is towards lithium-based batteries as they allow for a smaller and more flexible form and longer battery life.

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

—
OEM: The OEMs manufacture mobile phone handsets. They purchase batteries to support their production of new cellular phones. They also purchase batteries to serve the replacement market which they sell under their own brand name.

—
Independent Battery Manufacturers: These third-party manufacturers compete against the OEM for a share of the replacement market. They typically sell their products under their own brand name or a private label.

Notebook computers

Notebook computer sales are forecast to grow further in coming years due to increasingly mobile workforces and the improved power and functionality of notebook computers. Due to their substantial power requirements and larger size relative to other portable electronic devices, notebook computers have in the past typically utilized nickel metal hydride batteries. However, over the last ten years, lithium-based batteries have almost completely replaced nickel metal hydride batteries due to the increasing power of lithium-based batteries and demand for smaller lighter notebook computers. We believe that we are the largest notebook computer battery cell manufacturer in China and that there currently are no other significant Chinese manufacturers in the notebook computer battery market.

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

Portable Consumer Electronics

This category includes digital audio players (such as MP3 players), digital still cameras, digital video cameras, portable DVD players, PDAs, BlackBerry devices, portable gaming systems and Bluetooth devices. There is a rapid trend to use lithium-based batteries in portable consumer electronics (both rechargeable and non-rechargeable) due to a desire for smaller, longer-lasting devices.

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

China’s market share of the full breadth of battery production is expected to increase. China has a number of benefits in battery manufacturing which are expected to drive this growth:

—	Low costs. Relative to Japan and Korea, China has significantly lower cost of labor as well as easy access to bulk raw materials and land

—	Proximity to electronics supply chain. Electronics manufacturing in general continues to shift to China, giving China-based manufacturers a further cost and cycle time advantage

—
Proximity to end-markets.  China’s domestic market for portable applications such as cellular phones and portable audio-visual equipment continues to grow rapidly. Proximity to end-market further consolidates the cost and cycle time advantages for China manufacturers.

—
Developing R&D infrastructure.  China has focused in recent years on building its research, development and engineering skill base in all aspects of higher-end manufacturing, including batteries. For example, lithium-ion and lithium polymer batteries are both part of China’s tenth five-year development plan which allocates state resources to provide financial assistance to companies engaged in the business of developing and manufacturing batteries, to fund the research and development of new battery material and to assist patent applications and the protection of intellectual property.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in, and to capitalize on the growth of, the global lithium-ion battery market:

Strong focus on lithium-based batteries and core competency in lithium-ion battery technology

Since our inception in August 2001, we have focused on the research, development and manufacture of lithium-based battery cells. Through this experience, we have been exposed to a rapidly growing market and have developed a core competency in lithium-ion battery technology that we believe enables us to enhance our product quality, reduce cost and keep up with evolving industry standards. Our cells are used in branded cellular phone batteries of companies such as Lenovo and Haier, a testament to our competency in core technologies. Although our production to date has been largely for cellular phone prismatic batteries, we have also been able to develop other lithium-based battery cells, such as lithium-ion cylindrical cells, lithium-phosphate cells and lithium polymer cells, to capture new market opportunities, such as those for notebook computers and cordless power tools. As of September 30, 2007, we had 195 patents registered in the PRC relating to battery cell materials, design and manufacturing process, and also had 305 pending patent applications filed in PRC and 20 in other countries.

Strong R&D capabilities

We place a strong emphasis on R&D, particularly on technological innovation and the development of new battery cell materials and products. We have established a dedicated R&D center with what we believe to be the most advanced equipment in China. Our R&D team consists of 240 researchers and scientists, led by Dr. Huanyu Mao, our chief operating officer and chief technology officer, who has pioneered, and is a veteran of, the lithium-ion industry since its commercialization in 1992. Dr. Mao was the inventor under seven U.S. patents related to lithium-ion technology. In December 2006, we also established a wholly-owned subsidiary, BAK Canada, to focus on the research and development of lithium-ion batteries, which comprises a group of experts led by Mr. Kenneth G. Broom, our vice president of International OEM Business, who brings 23 years’ li-ion battery industry working experience.

As an example of our R&D efforts in battery cell materials, we have successfully developed the technology to use substitute materials to reduce the amount of lithium cobalt dioxide used in the manufacture of lithium-based cells. Lithium cobalt dioxide is the most expensive ingredient currently required to make lithium-based cells because cobalt is not renewable.

Economies of scale

We are one of the largest manufacturers of lithium-ion battery cells in the world, as measured by production output. As of September 30, 2007, our production capacity reached approximately 27 million units of battery cells per month. We believe our economies of scale have made us a preferred customer for our suppliers, enabling us to compete effectively in an increasingly price-sensitive market through (i) a higher bargaining power to secure a supply of materials and equipment at a lower cost, and (ii) a larger base for spreading out our fixed-cost allocation.

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

Optimal use of automation in production process

We selectively use automation in our manufacturing process to ensure high uniformity and precision in our products while maintaining our cost-competitive advantage. As a fully automated production line is very expensive, we tailor our semi-automated solution based on stages of the manufacturing process and product attributes. We use automated machinery in key stages of the manufacturing process while using manual labor for other stages to take advantage of the availability of low-cost, skilled labor in China. We believe this considerably reduces our capital expenditure requirements. For example, we use automated machinery in manufacturing our cylindrical battery cells because cylindrical battery cells designed for use in notebook computers require higher uniformity and precision that only can be achieved by use of automation.

Experienced management team with proven technology and operational record

We have an experienced management team. Mr. Xiangqian Li, our president and chief executive officer and the chairman of our board, has extensive experience in the battery industry. Mr. Li has been instrumental in helping us achieve our current market position. Dr. Huanyu Mao, our chief operating officer and chief technology officer, is a pioneer in lithium-ion battery technology since the introduction of lithium-ion batteries in 1992 and was the inventor under seven U.S. patents related to lithium-ion technology. He has led our in-house R&D team in making significant progress in technology innovations and improvements, product development, and optimizing the use of battery cell materials.

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

Enhance leading-edge technology through continual innovation

We intend to continue committing substantial resources to R&D in order to improve our technologies, develop new products and optimize the use of new battery cell materials. In particular, our R&D efforts will focus on the following:

—	developing more advanced technologies to increase our productivity and efficiency in the manufacturing process and reduce the per unit cost of production;

—	developing and commercializing cost-effective and easily available substitute materials for existing raw materials that are more expensive and in unstable supply;

—
enhancing our product quality, reliability and features to satisfy stringent OEM requirements of leading end-application manufacturers and to keep abreast of rapidly changing industry standards and evolving market trends; and

—	cooperating closely with our partners to improve our technologies and develop new application markets.

Continue our cost leadership through yield improvements and refining our manufacturing process

We believe that cost-effectiveness will be critical to our future success in an increasingly price-sensitive market. We intend to achieve greater economies of scale by expanding our production capacity. We will also focus on enhancing our yields by reducing our defect ratio through continual worker training and strict raw material quality control, and refining our semi-automated manufacturing process. We intend to increase our productivity and efficiency in the manufacturing process and reduce the per unit cost of production through the use of advanced technologies. We also will focus on continuing our development and commercialization of batteries that utilize cost-effective and easily available substitute materials for expensive raw materials.

Expand our customer base and develop new application markets

We intend to penetrate into new application markets, as well as capture a greater market share in our existing markets.

—
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

—
Notebook Computers.  In April 2006, we began trial production of cylindrical battery cells used in notebook computers for a few battery pack manufacturers and began commercial production of cylindrical cells in June 2006. Our goal is to become a leading China-based notebook computer battery cell supplier. We are actively pursuing OEM qualification with leading global brand names and leading notebook computer battery manufacturers. In August 2007, we signed a non-binding letter of intent with HP, under which both parties have undertaken to work together in a set timeframe to reach a definitive agreement for us to supply cylindrical lithium-ion battery cells to HP or HP’s designated battery pack manufacturers for notebook computer batteries to be used in notebook computers manufactured by HP.

—
Cordless Power Tools and Other Lithium-Phosphate Cell Applications.  We began commercial production of lithium-phosphate cells in October 2005 for use in cordless power tools. Currently, we are actively investigating demand for, and pursuing opportunities in, other applications for lithium-phosphate cells, including miner’s lamps, electric bicycles and hybrid electric vehicles.

—
Ultra-portable electronic devices.   In September 2005, we began commercial production of lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, Bluetooth headsets, digital media players and digital audio players. We are actively seeking other market opportunities for our lithium polymer cells for such devices.

Increase manufacturing capacity by leveraging our existing infrastructure, access to low-cost local resources and proximity to the electronics supply chain and electronics manufacturing base

We intend to capitalize on robust growing demands for lithium-based batteries by leveraging our access to low-cost local resources and our proximity to the electronics supply chain and manufacturing base to further expand our manufacturing capacity. As of September 30, 2007, we had approximately 111,000 square meters of manufacturing facilities. To meet strong market demand as well as to capture new application markets, we plan to significantly increase our daily production output of cylindrical cells for notebook computers, high-power lithium-phosphate cells for cordless power tools, and lithium polymer cells for high-end electronic devices such as ultra-thin and light cellular phones and Bluetooth headsets. We intend to increase our production output of prismatic cells, particularly aluminum-case cells for the cellular phone battery OEM market.

Our Corporate Structure and Information

We were incorporated in Nevada on October 4, 1999. On January 20, 2005, we completed a share exchange with the stockholders of BAK International, a Hong Kong company, pursuant to which we acquired 100% of BAK International and in exchange, issued our common stock to these stockholders representing 97.2% of our then post-issuance share capital. BAK International was a holding company that owned a 100% PRC operating subsidiary, Shenzhen BAK. On February 14, 2005, we merged with our wholly-owned subsidiary, China BAK Battery, Inc., which was incorporated on February 1, 2005. We are the surviving entity of this merger. On that date we also changed our name from “Medina Coffee, Inc.” to our current name, “China BAK Battery, Inc.” We accounted for this share exchange as a reverse acquisition and succeeded to and are considered to be a continuation of Shenzhen BAK’s operations and financial statements. We conduct our current business through the following three wholly-owned operating subsidiaries in China that we own through BAK International:

—
Shenzhen BAK, located in Shenzhen, China, incorporated in August 2001, which focuses on the development and manufacture of three types of cells: prismatic cells, cylindrical cells and high-power lithium-phosphate cells;

—	BAK Electronics located in Shenzhen, China, incorporated in August 2005, which focuses on the development and manufacture of lithium polymer cells; and

—
BAK Tianjin, located in Tianjin, China, incorporated in December 2006, which focuses on the manufacture of advanced lithium-ion batteries for use in light electric vehicles and uninterruptible power supply units.

In addition, BAK Canada, a wholly-owned subsidiary of BAK International, was incorporated in Canada in December 2006 to advance our research and development of lithium-ion batteries, and in October 2007, Shenzhen BAK obtained the Approval Certificate of Overseas Investments of Chinese Enterprises to invest in a wholly-owned subsidiary in Germany, BAK Europe GmbH, which will focus on the sales and after-sales services of lithium-ion battery cells.

Our principal executive offices are located at BAK Industrial Park, No. 1 BAK Street, Kuichong Town, Longgang District, Shenzhen, 518119, People’s Republic of China. Our telephone number there is (86-755) 8977-0093.

All inquiries should be directed to us at the address and telephone number of our principal executive offices set forth above. Our website address is www.bak.com.cn. The information contained on our website does not form part of this Report.

Our Products

We develop and manufacture various types of lithium-based rechargeable battery cells, which are the key component of lithium-based batteries used in a wide range of portable electronic applications. Since lithium-based batteries were first commercialized in the early 1990s, they have become the battery of choice for portable electronic devices because of their unique and favorable characteristics. The following table provides a summary of our battery cell offerings and their corresponding end applications:

Battery Cell Type	End applications*
Prismatic	Cellular phone [1]
(steel-case or aluminum-case)	Camcorder [2]
MP3/MP4 player [1-2]
Digital camera [1]
Digital video camera [2-4]
PDA [1-2]
Blackberry [1]

Cylindrical	Notebook computer [6-8]
Digital camera [1]
Portable DVD player [4]
Camcorder [2]
Portable gaming system [1-6]

Lithium polymer	Cellular phone [1]
MP3/MP4 player [1]
Digital camera [2]
Bluetooth headset [1]

High-power lithium-phosphate	Electric drill [4-8]
Miner’s lamp [6-10]
Electric bicycle [11]
Hybrid electric vehicle [500]

*	Bracketed numbers denote number of cells per particular battery.

Historically, we have derived most of our revenues from prismatic cells. As we expand our production capacity and add new product lines in response to evolving market demands, we have derived and will continue to derive an increasingly greater portion of our revenues from our new product lines. The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Year ended September 30, 2007
	2007		2006		2005
	(in thousands, except percentages)
Prismatic cells
Steel-case cells	34,869	23.9%	64,299	44.7%	56,965	55.9%
Aluminum-case cells	69,916	47.9%	49,514	34.4%	23,721	23.3%
Battery packs	11,798	8.1%	9,843	6.8%	20,169	19.8%
Cylindrical cells	3,422	2.4%	608	0.4%	1,051	1.0%
High-power lithium-phosphate cells	20,562	14.1%	18,537	12.9%	-	-
Lithium polymer cells	5,294	3.6%	1,028	0.8%	16	- *
Total	145,861	100%	143,829	100%	101,922	100%

*	Less than 0.1%

Our lithium-ion battery cells can be classified into two types based on their structure. Prismatic cells are rectangular in shape and are commonly used in cellular phones and digital cameras. Cylindrical cells are tubular in shape and commonly used in notebook computers, portable DVD players, digital cameras, and camcorders. The following pictures depict our standard prismatic cells and cylindrical cells.

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

Cylindrical Cells

Cylindrical cells are generally used for notebook computers, portable DVD players, digital cameras, and camcorders. We target our cylindrical cells for the notebook computer market. One notebook computer battery typically contains at least a group of six cylindrical cells working together in a coordinated manner, so the failure of only one cell will affect the performance of the entire battery. Accordingly, cylindrical cells for notebook computers require a higher uniformity than prismatic cells. We had previously produced a small number of cylindrical cells for batteries of portable DVD players. In 2003, we commenced R&D of cylindrical cells designed for notebook computers and in April 2006, we began trial production of a small volume of cylindrical cells. We began commercial production of cylindrical cells in June 2006. We are actively pursuing OEM business opportunities. In August 2007, we signed a nonbinding letter of intent with HP, under which both parties have undertaken to work together in a set timeframe to reach a definitive agreement for us to supply cylindrical lithium-ion battery cells to HP or HP’s designated battery pack manufacturers for notebook computer batteries to be used in notebook computers manufactured by HP.

High-power Lithium-phosphate Cells

The use of new materials have enabled the configuration of high-power lithium-phosphate cells to contain much higher energy density and higher voltage and have a longer life cycle and shorter charge time than other types of lithium-based batteries. These special attributes, coupled with intrinsic safety features, are suitable for batteries used for cordless power tools and other high-power applications. In the first quarter of calendar 2006, we began our first shipment of high-power lithium-phosphate battery cells pursuant to a manufacturing agreement entered into by and between Shenzhen BAK and A123Systems Inc. (“A123Systems”). Following the termination of our agreement with A123Systems on August 30, 2007, we have been actively investigating demand for, and pursuing opportunities in, other applications for high-power lithium-phosphate cells, including miner’s lamps, electric bicycles and hybrid electric vehicles.

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

We monitor quality and reliability in accordance with the requirements of QSR, or Quality System Review, and ISO9001 systems. We have received European Union’s CE attestation, UL authentication, and ISO 9001:2000 certification, a quality management system certification. We have passed stringent quality reviews and thus obtained OEM qualifications from various domestic cellular phone brand names. With our strong technological capabilities and use of automated equipment for core aspects of the manufacturing process, we believe our product quality, in certain key aspects, meets or even exceeds international industry standards.

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

Prior to shipping battery cells to our customers, the battery cells will undergo an aging process, and thorough inspections to ensure the cells meet high quality control standards.

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

For the last few years, we have been expanding our manufacturing capacity to meet the growing market demand for battery products. As the increasingly intense competition in our industry has driven down the per unit profit margins of our products, we strive to continue investing heavily in our manufacturing infrastructure to further increase our manufacturing capacity, enabling us to lower the per unit cost of our products and thereby maintaining our expected level of profitability as a whole.

Suppliers

We have built a comprehensive supply chain of materials and equipment. The primary raw materials used in manufacturing of lithium-ion batteries include electrode materials, cases and caps, foils, electrolyte and separator. Cost of these raw materials is a key factor in pricing our products. We believe that there is an ample supply of most of the raw materials we need in China. We are seeking to identify alternative raw material suppliers to the extent there are viable alternatives and to expand our use of alternative raw materials. We have also restructured our operations in an effort to streamline corporate resources and improve internal efficiency, with a particular focus on manufacturing and sales. To ensure the quality of our suppliers, we use only those suppliers who have demonstrated quality control and reliability.

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

As of September 30, 2007, our key raw material suppliers were as follows:

Materials	Main Suppliers
Case and caps	Roofer Group Company, Yijinli technology company Shenzhen Tongli Precision Stamping Products Co., Ltd.

Cathode materials	CITIC Guoan, Hunan Reshine New Material Ltd.

Anode materials	Qingdao Taineng, Changsha graphite; BTR Energy Materials Co., Ltd.

Aluminum foil	Aluminum Corporation of America, Shanghai

Copper foil	Huizhou United Copper Foil

Electrolyte	Zhangjiagang Guotai-Huarong New Chemical Materials Co., Ltd.

Separator	Ube Industries, ENTEK, CELGARD

We source our manufacturing equipment both locally and from overseas, based on consideration of their cost and function. As of September 30, 2007, we purchased our key equipment from the following suppliers:

Instruments	Main Suppliers
Coating machine	Beijing 706 Factory / Hirano Tecseed Co., Ltd.

Mixer	Beijing 706 Factory

Press machine	SevenStar Huachuang

Ultrasonic spot welding machine	Zhenjiang Tianhua Machinery and Electrical Co., Ltd.

Laser seam welder	Wuhan Chutian Laser Group

Vacuum oven	Jiangsu Wujiang Songling

Winding machine	Kaido Manufacturing Co., Ltd.

Slitting machine	Nishimura Mfg. Co., Ltd.

Electrolyte filling machine	BAK (internally developed) / Canon Machinery Corporation, Haibar Systems Ltd.

Aging equipment	Guangzhou Qingtian Industrial Co., Ltd., Hangzhon Hangke

Testing and sorting equipment	Guangzhou Qingtian Industrial Co., Ltd.; Guangzhou Bule-key Electronic Industry Co., Ltd., Shenzhen Liuyu Electronics Co., Ltd.

Customers

Prismatic Cells.  Our customers for prismatic cells used for cellular phones in the replacement market are local leading battery pack manufacturers, including

—	SCUD (Fujian) Electronics Co., Ltd.

—	Shenzhen Chaolitong Electronics Co., Ltd.

—	Shenzhen Anshunhang Trading Co., Ltd

—	Shenzhen Weiliwang Electronics Co., Ltd.,

—	Shenzhen Hailutong Electronics Co., Ltd

Our customers in the OEM market consist of cellular phone brand names as well as pack manufacturers designated by cellular phone brand owners. We primarily sell our prismatic cells used for the OEM market in two ways. On most occasions, we sell our prismatic cells to battery pack manufacturers certified by cellular phone brand owners, which will pack our cells into branded batteries and sell them to the brand owner. Cellular phone brand owners also may directly place orders with us. In such a case, we engage a pack manufacturer to assemble our prismatic cells into batteries for a fee, and then arrange to deliver the batteries to the OEM brand owners.

Cylindrical Cells.  We are capable of mass producing cylindrical cells used for notebook computers. Recently, we began shipping a small number of our cylindrical cells to a few small pack manufacturers in Taiwan. We are actively pursuing OEM qualifications with leading notebook computer manufacturers.

High-power Lithium-phosphate.  We began commercial production of lithium-phosphate cells in October 2005 for use in cordless power tools. Currently, we are actively seeking other market opportunities for our high-power lithium-phosphate cells, including miner’s lamps, electric bicycles and hybrid electric vehicles.

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

	Year ended September 30,
	2007		2006		2005
	(in thousands, except percentages)
Region
PRC Mainland	105,567	72.4%	96,670	67.2%	72,352	71.0%
United States of America	20,740	14.2%	18,641	13.0%	-	-
Hong Kong, China	6,418	4.4%	17,221	12.0%	17,535	17.2%
Others*	13,136	9.0%	11,297	7.8%	12,035	11.8%
Total	145,861	100.0%	143,829	100%	101,922	100%

*	Includes Taiwan, the Middle East, Italy, Germany, Turkey, and India.

For our international sales, we sell our products directly to distributors, as well as pack manufacturers in these countries and territories. If we receive orders from distributors for batteries rather than cells, we engage pack manufacturers to assemble our cells into batteries for a fee, and then arrange to deliver the batteries to fulfill the orders.

A small number of prismatic cell customers have historically accounted for a substantial portion of our revenue. In the year ended September 30, 2007, sales to A123Systems accounted for 14% of our revenue. In the same period, our top five and top ten customers in aggregate contributed to approximately 37.1% and 48.2% of our revenue, respectively. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period. Our agreement with A123Systems, as amended on August 18, 2005, terminated in accordance with its terms on August 30, 2007. Currently, we are actively investigating demand for, and pursuing opportunities in, other product lines, including miner’s lamps, electric bicycles and hybrid electric vehicles.

Sales and Marketing

We have built an extensive sales and service network in China, highlighted by our strong presence in China’s economically prosperous coastal regions where we generate a significant portion of our sales. We have representative offices in Beijing, Shanghai, Guangzhou, and Quanzhou, targeting our key customers. Our marketing department at headquarters is responsible for our marketing efforts in PRC, and our sales staff in these representative offices conducts sales and provide post-sales services to brand owners and pack manufacturers in each designated area. We offer different price incentives to encourage large-volume and long-term customers. We have distribution offices in Taiwan, India and Germany where our sales representatives market and sell our products and also provide after-sale service. We aim to add additional representative offices in the Middle East, Canada, Korea and South America. As we expand our business, our sales and marketing staff has increased to more than one hundred, most of whom are professional salespersons and technicians.

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

Competition

We face intense competition from battery cell makers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors based on product type:

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

We believe that we are able to leverage our low-cost advantage to compete favorably with our competitors. Compared to Korean and Japanese cell makers, we are able to source our needs for skilled labor and raw materials locally and economically. Our substantially expanded production capacity has translated into greater purchasing power, thereby helping us negotiate lower purchase prices for materials. Furthermore, our strong proprietary technologies and use of a combination of manual labor and automation at the key stages of the manufacturing process enable us to enhance our production efficiency, resulting in further reduction in cost, while ensuring high uniformity and high-quality standards.

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

Our in-house R&D team consists of 240 researchers and scientists, led by Dr. Mao, our chief operating officer and chief technology officer, who pioneered core technologies in lithium-ion batteries since their introduction in 1992 and was the inventor under seven U.S. patents related to lithium-ion technology. In December 2006, we also established a wholly-owned subsidiary, BAK Canada, to focus on the research and development of lithium-ion batteries. It comprises a group of experts led by Mr. Kenneth G. Broom, our vice president of International OEM Business, who brings 23 years’ li-ion battery industry working experience. Our strong R&D capabilities have enabled us to obtain various government-sponsored R&D grants. We have been accredited as a “new and high-technology company” in Shenzhen, entitling us to enjoy preferential tax treatment and other government incentive grants and subsidies. Furthermore, we collaborate with a number of reputable research institutes and science and technology universities in China, allowing us to capitalize on their R&D results economically.

Employees

We had a total of 6,970, 8,468, and 8,616 employees as of September 30, 2005, September 30, 2006 and September 30, 2007, respectively. We have developed a strong company culture that encourages individual thinking and creativity, continual self-improvement and strong commitment to provide high-quality products to our customers.

Facilities

See Item 2. “Properties.”

Intellectual Property

We rely on a combination of patents, trade secrets, and employee non-disclosure and confidentiality agreements to protect our intellectual property rights. As of September 30, 2007, we have registered 46 trademarks in the PRC, including BAK in both English and in Chinese characters as well as our logo. Some of our trademarks are also registered in the United States, European Union, Korea, Russia, Taiwan and Hong Kong. We have registered the following Internet and WAP domain name: www.bak.com.cn. As of September 30, 2007, we have registered 195 patents in the PRC relating to battery cell materials, design and manufacturing processes, and we had 305 pending patent applications filed in the PRC and 20 in other countries.

We also have unpatented proprietary technologies for our product offerings and key stages of the manufacturing process. Our management and key technical personnel have entered into agreements requiring them to keep confidential all information relating to our customers, methods, business and trade secrets during their terms of employment with us and thereafter and to assign to China BAK their inventions, technologies and designs they develop during their term of employment with us.

We have institutionalized our efforts to safeguard our intellectual property rights by establishing an internal department that includes professionals such as attorneys, engineers, information managers and archives managers responsible for handling matters relating to our intellectual property rights. We have published internally a series of rules to protect our intellectual property rights.

Environmental Compliance

As we conduct our manufacturing activities in China, we are subject to the requirements of PRC environmental laws and regulations on air emission, waste water discharge, solid waste and noise. We aim to comply with environmental laws and regulations and have passed ISO14001 certification for environmental practices. We have built environmental treatment facilities concurrently with construction of our manufacturing facilities, where waste air, waste water and waste solids we generate can be treated in accordance with the relevant requirements. We also outsource disposal of solid waste we generate to a third party contractor. Certain key materials used in manufacturing, such as cobalt dioxide, electrolyte and separators, have proven innocuous to worker’s health and safety as well as the environment. We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

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

Patent Protection in China

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

—	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

—	Paris Convention for the Protection of Industrial Property (March 19, 1985);

—	Patent Cooperation Treaty (January 1, 1994); and

—	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

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

The Patent Law covers three kinds of patents: patents for inventions, utility models and designs respectively. The Chinese patent system adopts the principle of first to file. This means that, where more than one person files a patent application for the same invention, a patent can only be granted to the people who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One rather broad exception to this, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in a reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license also can be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court. SIPO, however, has not granted any compulsory license up to now.

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. A preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures also are available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may also be fined by the Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $67,664.50.

Tax

Under applicable income tax laws and regulations, an enterprise located in Shenzhen, including the district where our operations are located, is subject to a 15% enterprise income tax. Further, according to PRC laws and regulations, foreign invested manufacturing enterprises are entitled to, starting from their first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Our PRC subsidiaries, Shenzhen BAK and BAK Electronics, are entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 7.5% for the following three years. As such, for the first two years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK was subject to an enterprise income tax rate of 7.5%. BAK Electronic, established in August 2005, is eligible for the same preferential tax treatment applicable to Shenzhen BAK. It is currently in its tax holiday and fully exempt from any enterprise income tax. BAK Tianjin is also exempt from any enterprise income tax due to cumulative tax losses.

In addition, due to the additional capital invested in Shenzhen BAK in both 2005 and 2006, Shenzhen BAK was granted a preferential income tax rate of 3.309%, 3.82% and 6.12% in calendar years 2005, 2006 and 2007, respectively.

Furthermore, to encourage foreign investors to introduce advanced technologies to China, the PRC government has offered additional tax incentives to enterprises that are classified as a foreign invested enterprise with advanced technologies. According to an official notice issued by the Shenzhen Municipal Trade and Industry Bureau, Shenzhen BAK received such designation in August 2005. As a result, as long as Shenzhen BAK maintains this designation, it may apply to the tax authority to extend the preferential status of its enterprise tax rate for another three years, until December 31, 2009.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries is subject to change. As implementation details have not yet been announced, we cannot be sure of the potential impact of this new corporate income tax law on our financial position and operating results.

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

Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Item 1A. Risk Factors.

Risks Related to Our Business

Our limited operating history may not serve as an adequate basis to evaluate our future prospects and results of operations.

We have a limited operating history. We are engaged in the business of developing, manufacturing and sales of lithium-based rechargeable battery cells used for a wide range of portable electronic applications. We were established in Shenzhen, China in August 2001 and commenced operations in June 2002. Our limited operating history may not provide a meaningful basis for an investor to evaluate our business, financial performance and prospects. We may not be able to:

—	maintain our leading position in the cellular phone battery replacement market;

—	retain existing customers or acquire new customers;

—	diversify our revenue sources by successfully developing and selling our products in the global cellular phone OEM market, notebook computer battery market and other markets;

—	keep up with evolving industry standards and market developments;

—	respond to competitive market conditions;

—	maintain adequate control of our expenses;

—	manage our relationships with our suppliers;

—	attract, train, retain and motivate qualified personnel; or

—	protect our proprietary technologies.

If we are unsuccessful in addressing any of these challenges, our business may be materially and adversely affected.

General economic conditions can significantly affect our financial results.

Our financial results can be significantly affected by general economic conditions, inflationary pressures, high labor or material and commodity costs and unforeseen changes in consumer demand or buying patterns. Changes in our ability to generate sufficient internal cash flows, as well as access to capital markets, interest rate fluctuations and other conditions which impact the ability to borrow, may negatively affect our ability to support capital expansion plans, general operations, research and development activity, and advertising and promotional activities.

Instability in the world financial markets and the global economy, including (and as a result of) the conflicts in the Middle East, may create uncertainty in the industries in which the Company operates, and may adversely affect its business. In addition, terrorist activities may cause unpredictable or unfavorable economic conditions and could have a material adverse impact on the Company’s operating results and financial condition.

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

As the market demand for portable electronic devices is directly related to the demand for our products, a fast growing portable electronic device market will be critical to the success of our business. In anticipation of an expected increase in demand for portable electronic devices such as cellular phones and notebook computers in the next few years, we have expanded our manufacturing capacity. However, the markets we have targeted, including those of the PRC, may not achieve the level of growth we expect. If this market fails to achieve our expected level of growth, we will have excess production capacity and may not be able to generate enough revenue to maintain our profitability.

Our future success depends on the success of manufacturers of the end applications that use our products.

As we expand to the battery markets for global OEM cellular phones, notebook computers and other portable electronic devices, our future success depends on whether end application manufacturers are willing to use batteries that incorporate our products. To secure acceptance of our products, we must constantly develop and introduce more reliable and cost-effective battery cells with enhanced functionality to meet evolving industry standards. Our failure to gain acceptance of our products from these manufacturers could materially and adversely affect our future success.

Even if a manufacturer decides to use batteries that incorporate our products, the manufacturer may not be able to market and sell its products successfully. The manufacturer’s inability to market and sell its products successfully, whether from lack of market acceptance or otherwise, could materially and adversely affect our business and prospects because this manufacturer may not order new products from us. If we cannot achieve the expected level of sales, we will not be able to make sufficient profits to offset the expenditures we have incurred to expand our production capacity, nor will we be able to grow our business. Accordingly, our business, financial condition, results of operations and future success would be materially and adversely affected.

We experience fluctuations in quarterly operating results.

Our quarterly operating results have fluctuated in the past and likely will fluctuate in the future. The demand for our products is driven largely by demand for the end-product applications that are powered by our products. Accordingly, the rechargeable battery industry is affected by market conditions that are often outside our control. Our results of operations may fluctuate significantly from period to period due to a number of factors, including seasonal variations in consumer demand for batteries and their end applications, capacity ramp up by competitors, industry-wide technological changes, the loss of a key customer and the postponement, rescheduling or cancellation of large orders by a key customer. As a result of these factors and other risks discussed in this section, period-to-period comparisons should not be relied upon to predict our future performance.

Our failure to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.

The lithium-based battery market is characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our products obsolete or unmarketable. Our ability to adapt to evolving industry standards and anticipate future standards will be a significant factor in maintaining and improving our competitive position and our prospects for growth. To achieve this goal, we have invested and plan to continue investing significant financial resources in our R&D infrastructure. R&D activities, however, are inherently uncertain, and we might encounter practical difficulties in commercializing our research results. Accordingly, our significant investment in our R&D infrastructure may not bear fruit. On the other hand, our competitors may improve their technologies or even achieve technological breakthroughs that would render our products obsolete or less marketable. Therefore, our failure to effectively keep up with rapid technological changes and evolving industry standards by introducing new and enhanced products may cause us to lose our market share and to suffer a decrease in our revenue.

A change in our product mix may cause our results of operations to differ substantially from the anticipated results in any particular period.

Our overall profitability may not meet expectations if our products, customers or geographic mix are substantially different than anticipated. Our profit margins vary among products, customers and geographic markets. Consequently, if our mix of any of these is substantially different from what is anticipated in any particular period, our profitability could be lower than anticipated.

Failure to successfully obtain OEM certification from international cellular phone brand owners may materially and adversely affect our future growth.

We intend to leverage our position in the cellular phone battery replacement market and to expand to the global cellular phone OEM market. To achieve this goal, we must first be qualified by international brand owners. We have started the process with Motorola, Nokia and other international brand owners. Since international brand owners have very stringent requirements, the qualification process can be lengthy and costly for new component suppliers such as China BAK. Our failure to obtain qualifications from international brand owners would have a material adverse effect on our ability to execute our business plan and achieve the level of growth we have planned.

We may not be able to manage our expansion of operations effectively.

We were established in August 2001 and have grown rapidly since. We are in the process of significantly expanding our business in order to meet the increasing demand for our products, as well as capture new market opportunities. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase manufacturing capacity and output, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers, suppliers and other third parties. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

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

We believe that our ability to provide cost-effective products is one of the most significant factors that contributed to our current success and will be essential for our future growth. We believe this is one of our competitive advantages over our Japanese and Korean competitors. In order to continue doing so, we will need to increase our manufacturing output to a level that will enable us to substantially reduce the cost of our products on a per unit basis through economies of scale. However, our ability to substantially increase our manufacturing output is subject to significant constraints and uncertainties, including:

—	the need to raise significant additional funds to purchase and prepay raw materials or to build additional manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;

—	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as increases in raw material prices and problems with equipment vendors;

—	delays or denial of required approvals by relevant government authorities;

—	diversion of significant management attention and other resources; and

—	failure to execute our expansion plan effectively.

If we are unable to increase our manufacturing output because of any of the risks described above, we may be unable to maintain our competitive position or achieve the growth we expect. Moreover, even if we expand our manufacturing output, we may not be able to generate sufficient customer demand for our products to support our increased production output.

Maintaining our manufacturing operations requires significant capital expenditures, and our inability or failure to maintain our operations would have a material adverse impact on our market share and ability to generate revenue.

We had capital expenditures of approximately $65.8 million and $41.4 million in fiscal years 2007 and 2006, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

We are and will continue to be subject to rapidly declining average selling prices, which may harm our revenue and gross profits.

Portable consumer electronics such as cellular phones and notebook computers are subject to rapid declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences. As a result, manufacturers of these electronic devices expect us as suppliers to cut our costs and lower the price of our products in order to mitigate the negative impact on their own margins. We have reduced the price of our products in the past in order to meet market demand and expect to continue to face market-driven downward pricing pressures in the future. Our revenue and profitability will suffer if we are unable to offset any declines in our average selling prices by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing our costs on a timely basis.

We did not have effective internal control over financial reporting as of September 30, 2007 due to material weaknesses, which relate primarily to the disclosure and presentation of financial information under generally accepted accounting principles in the United States, or U.S. GAAP. We have restated our consolidated financial statements three times. We can make no assurances that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

In the course of the Securities and Exchange Commission (“SEC”), review of registration statements on Form SB-2 (File Nos. 333-122209 and 333-130247), we restated our consolidated balance sheet as of September 30, 2004, our consolidated statements of income and comprehensive income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the fiscal year ended September 30, 2004, and also extended or modified certain notes to these consolidated financial statements.  This restatement arose out of accounting errors relating to (1) misclassification of cash transactions, (2) incorrect charging to our statements of income and comprehensive income for fiscal 2003 and 2004 for deficit attributable to 1,152,456 shares outstanding prior to our reverse acquisition on January 20, 2005, and (3) incorrect presentation of depreciation expenses in the statement of income and comprehensive income. The restatement resulted in an increase in net cash from financing activities, a decrease in the number of shares of common stock outstanding and a corresponding increase in paid-in capital, and a decrease in gross profit for the fiscal year ended September 30, 2004 by $1,635,971, or approximately 11%.

In the course of the SEC review of the registration statements referred to above, we determined that beginning with fiscal quarter ended December 31, 2005, we would no longer be considered a “small business issuer.” We restated our consolidated balance sheet as of December 31, 2005, our consolidated statement of income and comprehensive income and our consolidated statement of cash flows for the three months ended December 31, 2005 to reflect the prospective adoption of Statement of Financial Accounting Standards, or SFAS, No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R, relating to the accounting for stock-based compensation commencing in the first quarter of our fiscal year ending September 30, 2006. Pursuant to the restatement, we incurred an incremental share-based compensation expense of $711,512 in the quarter ended December 31, 2005. This restatement resulted in, among other things, a decrease in gross profit and net income per share for the first quarter of our fiscal year 2006.

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

Our management concluded that our disclosure controls and procedures were not effective as of September 30, 2006, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of the 2006 Form 10-K. Management believes that some appropriate measures have been implemented to remediate these weaknesses during the fiscal year 2007. Investors are directed to Item 9A of the 2006 Form 10-K for the description of these weaknesses.

As disclosed in our current report on Form 8-K filed with the SEC on April 3, 2007, as amended on April 11, 2007 and April 17, 2007, on March 28, 2007 we dismissed KPMG as our independent registered public accounting firm and appointed PKF as our independent registered public accounting firm, in each case effective April 1, 2007.

Our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 covered by Management’s Report on Internal Control over Financial Reporting. We have identified the following material weaknesses as of September 30, 2007:

1.	Entity Level Material Weakness - Control Environment

We did not maintain effective controls over the financial reporting processes due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial requirements. Additionally, our senior management lacked an adequate level of accounting knowledge, experience and training in the application of U.S. GAAP, and did not implement adequate and proper supervisory review to ensure the consolidated financial statements were prepared in conformity with U.S. GAAP and with SEC requirements.

2.	Process Level Material Weakness - Procedures and transactions

We did not maintain adequate procedures to properly account for deferred taxes under U.S. GAAP. Specifically, we did not have effective controls and procedures over the identification and measurement of differences between the respective tax and financial reporting bases of certain assets and liabilities and the determination of the applicable income tax rate to ensure that deferred taxes were accurately presented in our consolidated financial statements. This material weakness resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2007. The need for this adjustment was initially identified by our external auditor and subsequently implemented by our management.

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

We are subject to the reporting obligations under the U.S. securities laws. The SEC, under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on such companies’ internal control over financial reporting in their annual reports that contain an assessment by management of the effectiveness of their internal control over financial reporting at a reasonable assurance level. In addition, pursuant to Auditing Standard No. 2, which is in effect for the fiscal year ended September 30, 2007, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls. These requirements first applied to us in connection with the Report for the fiscal year ended September 30, 2006. Management’s report on internal control over financial reporting is set out in Item 9A “Controls and Procedures.” of the 2006 Form 10-K.

Management has determined that, as of the fiscal year ended September 30, 2007, the two material weaknesses as described in Item 9A. “Controls and Procedures,” resulted from material weaknesses in our internal control over financial reporting. To remediate these material weaknesses, we have taken and will continue to take a number of remediation measures, as described in Item 9A. “Controls and Procedures.” However, we can make no assurances that we can fully remediate all our material weaknesses or address additional material weaknesses or significant deficiencies that may subsequently arise by the year end date of fiscal year 2008, so that our management will be able to conclude that we will have effective internal control over financial reporting as of September 30, 2008. If we cannot implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, our registered independent public accounting firm may not be able to provide a written attestation as to the effectiveness of our internal controls over financial reporting, in which event, our registered independent public accounting firm may issue a disclaimer of their audit opinion. Our failure to achieve and maintain effective internal control over financial reporting may result in sanctions or investigations by regulatory authorities, such as the SEC, and loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act of 2002.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 39.9%, 42.3% and 37.1% of our revenues in the years ended September 30, 2005, 2006, and 2007, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected. A small number of prismatic cell customers and A123Systems have historically accounted for a substantial portion of our revenues. In the year ended September 30, 2007, sales to A123Systems accounted for 14% of our revenues. In the same period, our top five customers in aggregate contributed to approximately 37.1% of our revenues. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period. Our agreement with A123Systems, as amended on August 18, 2005, terminated in accordance with its terms on August 30, 2007. If we fail to find alternative sources of demand for our lithium-phosphate cells, our revenue may be substantially impacted.

In addition, according to the terms set out in one of our credit facility agreements, if our monthly revenue for any given month is 10% lower than the monthly revenue for the corresponding month of the preceding year, the outstanding loans under this credit facility, including interests and penalties thereunder, will accelerate and become immediately due and payable.

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

We may face impairment charges if economic environments in which our businesses operate and key economic and business assumptions substantially change.

Assessment of the potential impairment of property, plant and equipment, goodwill and other identifiable intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of long-lived assets is dependent on numerous assumptions and reflects our best estimates at a particular point in time, which may vary from testing date to testing date. The economic environments in which our businesses operate and key economic and business assumptions with respect to projected product selling prices and materials costs, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the economic environment and the economic outlook for the assets being evaluated could also result in impairment charges. Any significant asset impairments would adversely impact our financial results.

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

Fluctuations in prices and availability of raw materials, particularly lithium cobalt dioxide, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be adversely affected by increases in the cost of raw materials, particularly lithium cobalt dioxide, the primary cost component of our battery products, or other product parts or components. Lithium cobalt dioxide mainly consists of cobalt. Cobalt market prices averaged $17.9 per pound in fiscal year 2005, $16.3 per pound in fiscal year 2006 and $27.2 per pound in fiscal year 2007. Cobalt traded as high as $32.0 per pound on March 30, 2007. The increase in cobalt’s market price has negatively impacted our financial results in recent years. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements.

A significant increase in the price of one or more raw materials, parts or components or the inability to successfully implement price increases / surcharges to mitigate such cost increases could have a material adverse effect on our results of operations.

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

We depend on third-party battery pack manufacturers to incorporate our products into battery packs to make batteries ready for use in various portable consumer electronics. If these factories fail to properly assemble our products and battery packs, resulting in defective battery cells, our reputation could be severely damaged and our sales could be materially and adversely affected. Moreover, our battery technology may only be commercially viable as a component of other companies' products, and these companies may choose not to include our systems in their products.

We manufacture only battery cells, the key component of a battery. Battery cells need to be incorporated into battery packs to constitute batteries ready for use in various portable consumer electronics. Some of our end application customers may ask us to designate certain third-party battery pack manufacturers to assemble our products into batteries. While assembly is a fairly straightforward process as it does not involve complex technologies, the batteries could malfunction unless assembled properly. If the battery pack manufacturers with whom we cooperate fail to assemble batteries properly and cause a large number of batteries to be defective due to reasons unrelated to the quality of our products, our reputation could be severely damaged. In addition, if these battery pack manufacturers are unable to assemble a sufficient number of batteries to meet the requirements of our end application customers and we cannot timely find qualified alternative battery pack manufacturers, our sales could be materially and adversely affected.

To be commercially viable, our batteries must be integrated in most cases into products manufactured by other companies. These other companies may not be able to manufacture appropriate products or, if they do manufacture such products, may choose not to use our technology. Any integration, design, manufacturing or marketing problems encountered by companies using our products could adversely affect the market for our products and our financial results. Any perceived problem while conducting demonstrations of our batteries could hurt our reputation and the reputation of our products, which could impede the development of our business.

We have demonstrated our battery technology in the past and we plan to conduct additional demonstrations in public and in private in the future. We also expect our customers to conduct field testing and pilot programs to evaluate products which utilize our technology. Although to date we have not experienced significant problems in demonstration or testing, future demonstrations and testing could encounter problems for a number of reasons, including the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly and the failure to maintain and service the test systems properly. Many of these potential problems and delays are beyond our control. In addition, field test programs, by their nature, involve delays and modifications. Any problem or perceived problem with our field tests could hurt our reputation and the reputation of our products, which could impede the development of our business.

Our business depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lost their services.

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our chief executive officer and president, Mr. Xiangqian Li, and our chief operating officer and chief technical officer, Dr. Huanyu Mao. If one or more of our senior executives are unable or unwilling to continue to work for us in their present positions, we may have to spend a considerable amount of time and resources searching, recruiting and integrating the replacements into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. Moreover, if any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our executive officers and the Company, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside, in light of the uncertainties with China’s legal system.

The success of our business depends on our ability to attract, train and retain highly skilled employees and key personnel.

Because of the highly specialized, technical nature of our business, we must attract, train and retain a sizable workforce comprising highly skilled employees and other key personnel. Since our industry is characterized by high demand and intense competition for talent, we may have to pay higher salaries and wages and provide greater benefits in order to attract and retain highly skilled employees or other key personnel that we will need to achieve our strategic objectives. As we are still a relatively young company and our business has grown rapidly, our ability to train and integrate new employees into our operations may not meet the requirements of our growing business. Our failure to attract, train or retain highly skilled employees and other key personnel in numbers that are sufficient to satisfy our needs would materially and adversely affect our business.

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

In the years ended September 30, 2006 and 2007, we derived 32.8% and 27.6% respectively of our sales from outside the PRC. The marketing, international distribution and sale of our products expose us to a number of risks, including:

—	fluctuations in currency exchange rates;

—	difficulty in engaging and retaining distributors that are knowledgeable about, and can function effectively in, overseas markets;

—	increased costs associated with maintaining marketing efforts in various countries;

—	difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our products;

—	inability to obtain, maintain or enforce intellectual property rights; and

—	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries.

We rely on third parties whose operations are outside our control.

We rely on arrangements with third-party shippers and carriers such as independent shipping companies for timely delivery of our products to our customers. As a result, we may be subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor strikes, inclement weather, natural disasters and rapidly increasing fuel costs. If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers' product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and could cause us to lose customers.

We also utilize third party distributors and manufacturer's representatives to sell, install and service certain of our products. While we are selective in whom we choose to represent us, it is difficult for us to ensure that our distributors and manufacturer's representatives consistently act in accordance with the standards we set for them. To the extent any of our end-customers have negative experiences with any of our distributors or manufacturer's representatives; it could reflect poorly on us and damage our reputation, thereby negatively impacting our financial results.

Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

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

We are subject to a patent infringement lawsuit in the United States involving our production of battery cells for A123Systems for use in cordless power tools. If the court holds against us, we may be required to pay monetary damages, terminate our production of the cells, or pay royalties to continue the production. This would in turn materially adversely affect our ability to execute our growth strategy, revenues and business prospects.

On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against us. The plaintiffs alleged that by manufacturing rechargeable lithium cells for A123Systems for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker, we have infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs seek injunctive relief and damages in an unspecified amount. A123Systems, Black & Decker Corporation and Black & Decker (U.S.) Inc. have also been named as co-defendants in this lawsuit. The court has not ruled on this lawsuit. We understand that this lawsuit is a countersuit against A123Systems, which filed a claim against Hydro-Quebec in the United States District Court of Massachusetts in April 2006. In that suit, A123Systems sought declaratory relief that the two said U.S. patents are invalid and that A123Systems is not infringing either of these two patents.

If the court holds against us, we may be required to pay plaintiffs substantial monetary damages, and be prohibited from further production of cells for A123Systems to be used in Black & Decker power tools or be required to pay royalties to engage in such production. Accordingly, our revenues and business prospects could be materially and adversely affected. In addition, regardless of the final outcome of the lawsuit, we may incur substantial costs and our management resource and attention to our business would be diverted.

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

Other future litigation could impact our financial results and condition.

Our business, results of operations and financial condition could be affected by other significant future litigation or claims adverse to us. Types of potential litigation cases include: product liability, contract, employment-related, labor relations, personal injury or property damage, intellectual property, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business (or that of a predecessor to the extent we are not indemnified for those liabilities).

We may not be able to prevent others from unauthorized use of our intellectual property, or others may challenge our intellectual property rights, which could harm our business and competitive position.

We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality agreements to protect our intellectual property rights. As of September 30, 2007, we owned 195 registered patents in China and had 305 pending patent applications in China. We had 46 registered trademarks in China that cover various categories of goods and services. Some of our trademarks, such as BAK, are also registered trademarks in the United States, European Union, Korea, Russia, Taiwan and Hong Kong. We can make no assurances that all the pending patent applications will result in issue of patents or, if issued, that it will sufficiently protect our intellectual property rights. Nor can we make any assurances that any patent, trademark or other intellectual property rights that we have obtained may not be challenged by third parties. Implementation of PRC intellectual property-related laws has historically been lax, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may not be adequate to prevent unauthorized use of our intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us any royalties. Though we are not currently involved in any litigation with respect to intellectual property, we may need to enforce our intellectual property rights through litigation.

We do not hold the land use right for our BAK Industrial Park where our facilities are located, nor did we obtain the required construction and zoning permits for our manufacturing facilities and other related facilities situated on the land.

We currently do not hold the land use right to the tract of property on which we have constructed our new manufacturing facilities and other related facilities. Under relevant PRC laws and regulations, because we did not have the land use right for the underlying land, we were not eligible to apply for the required construction or zoning permits for the facilities we later built on the land, including our manufacturing facilities, and therefore we are not deemed to be the rightful owner for all these facilities. While we have been actively negotiating with the Shenzhen municipal government with a view to resolving this issue, we may not be able to purchase the land use right to the underlying land from the Shenzhen municipal government on commercially reasonable terms, if at all. Even if we manage to acquire the land use right, we can make no assurances that we will not be subject to any fine or other penalty for our past non-compliance with construction and zoning requirements. If we are unsuccessful in acquiring the land use right, we could be forced to halt our production, vacate our current premises, and lose all of our facilities situated on the land without any compensation, which would adversely and materially affect our business, results of operations and our financial condition.

Compliance with environmental regulations can be expensive, and our failure to comply with these regulations may result in adverse publicity and a material adverse effect on our business.

As a manufacturer, we are subject to various PRC environmental laws and regulations on air emission, waste water discharge, solid waste and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the PRC environmental legal regime is evolving and becoming more stringent. Therefore, if the PRC government imposes more stringent regulations in the future, we will have to incur additional substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in material aspects, we may suffer from negative publicity and may be required to pay substantial fines, suspend or even cease operations. Failure to comply with PRC environmental laws and regulations may materially and adversely affect our business, financial condition and results of operations.

To the extent we ship our products outside of the PRC, or to the extent our products are used in products sold outside of the PRC, they may be affected by the following: The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO), and corresponding International Air Transport Association (IATA), Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (IMDG), and in the PRC by General Administration of Civil Aviation of China and Maritime Safety Administration of People’s Republic of China. These regulations are based on the United Nations (UN) Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003 and 2004, and additional regulations will go into effect in 2009. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We comply with all current PRC and international regulations for the shipment of our products, and will comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we were unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

We have significant short-term debt obligations, which mature in less than one year. Failure to extend those maturities of, or to refinance, that debt could result in defaults, and in certain instances, foreclosures on our assets. Moreover, we may be unable to obtain financing to fund ongoing operations and future growth.

At September 30, 2007, we had $89.9 million of short-term loans and $23.8 million of bills payable maturing in less than one year, a substantial portion of which is secured by certain of our assets that amounted to $42.9 million. Our inventory, machinery and equipment worth $38.3 million secured the short-term bank loans, and our deposits worth $4.6 million secured the bills payable. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financing, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

While we believe that our revenue growth projections and our ongoing cost controls will allow us to generate cash and achieve profitability in the foreseeable future, there is no assurance as to when or if we will be able to achieve our projections. Our future cash flows from operations, combined with our accessibility to cash and credit, may not be sufficient to allow us to finance ongoing operations or to make required investments for future growth. We may need to seek additional credit or access capital markets for additional funds. There is no assurance that we would be successful in this regard.

We have limited insurance coverage against damages or loss we might suffer.

The insurance industry in China is still in an early stage of development and business interruption insurance available in China offers limited coverage compared to that offered in many developed countries. We do not carry business interruption insurance and therefore any business disruption or natural disaster could result in substantial damages or losses to us. In addition, there are certain types of losses (such as losses from forces of nature) that are generally not insured because either they are uninsurable or insurance cannot be obtained on commercially reasonable terms. Should an uninsured loss or a loss in excess of insured limits occur, our business could be materially adversely affected. Further, we have not been able to insure any of our manufacturing facilities since we have not yet received the applicable land use rights certificate. If we were to suffer any losses or damages to our manufacturing facilities, our business, financial condition and results of operations would be materially and adversely affected.

Risks Related to Doing Business in China

Adverse changes in the political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

All of our business operations are conducted in China and a significant portion of our sales are made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

—	the amount of government involvement;

—	the level of development;

—	the growth rate;

—	the control of foreign exchange; and

—	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but also may have a negative effect on us. We cannot predict the future direction of economic reforms or the effects such measures may have on our business, financial condition or results of operations.

Any adverse change in economic conditions, in government policies or in laws and regulations in China could have a material adverse effect on overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business.

A substantial amount of our materials sourcing originates in China. We may be unable to enforce our legal rights due to policies regarding the regulation of foreign investments in China as well as other aspects of the Chinese legal system.

Unlike the common law system prevalent in the United States, the PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies are subject to considerable discretion and variation on the part of the PRC government, including its courts, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. As a result, we may not be aware of any violations of these policies and rules until some time after the violation. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected. In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention. The relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation. It may also be difficult to obtain enforcement of a judgment by a court of another jurisdiction in China.

We currently enjoy a reduced tax rate and other government incentives, and the loss of or reduction in these benefits may materially and adversely affect our business and results of operations.

According to relevant PRC laws and regulations, an enterprise located in Shenzhen, including the district where we are currently located, is subject to a 15% enterprise income tax. According to PRC laws and regulations on foreign invested enterprises, a foreign invested manufacturing enterprise is entitled to, starting from its first profitable year, a two-year exemption from its enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Our PRC subsidiaries, Shenzhen BAK and BAK Electronics, are each entitled to a two-year exemption from enterprise income tax from its first profitable year, and a reduced enterprise income tax rate of 7.5% for the following three years. As such, for the first two years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK was subject to the enterprise income tax rate of 7.5%.  BAK Electronics, established in August 2005, is eligible for the same preferential tax treatment that is applicable to Shenzhen BAK, and is currently in its tax holiday and fully exempt from any enterprise income tax. BAK Tianjin is currently exempt from any enterprise income tax due to cumulative tax losses.

In addition, due to the additional capital invested in Shenzhen BAK in both 2005 and 2006, Shenzhen BAK was granted a preferential income tax rate of 3.309%, 3.82% and 6.12% in calendar years 2005, 2006 and 2007, respectively.

However, the PRC government authorities could reduce or eliminate these incentives at any time in the future. There have been preliminary high-level discussions within the PRC on leveling the playing field between foreign invested enterprises and PRC domestic enterprises by phasing out preferential tax rates applicable to foreign invested enterprises. We cannot predict whether and when we may lose, in whole or in part, the preferential tax treatment and other incentives we have now. If we lose part or all of these preferential treatments, we would be subject to a normal enterprise tax rate. Any loss of or reduction in the preferential tax treatments we have received could materially adversely affect our financial condition and results of operations.

We rely on dividends and other distributions on equity paid by our subsidiaries for our cash needs.

We are a holding company, and we conduct all of our operations through our three subsidiaries in PRC: Shenzhen BAK, BAK Electronics and BAK Tianjin, each a limited liability company established in China. We rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. Current regulations in the PRC permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. According to the articles of association of our PRC subsidiaries, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profit based on the PRC accounting standards and regulations each year to its enterprise development reserve, until the balance in the reserve reaches 50% of the registered capital of the company. Funds in the reserve are not distributable to us in forms of cash dividends, loans or advances. In addition, if our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us, which in turn will adversely affect our available cash.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 9.3% appreciation of the RMB against the U.S. dollar between July 21, 2005 and September 30, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. Our revenues and costs are mostly denominated in the RMB, and a significant portion of our financial assets are also denominated in RMB. We rely entirely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on common stock in U.S. dollars. For example, an appreciation of the RMB against the U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into the RMB for such purposes. An appreciation of the RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into the RMB, as the RMB is our reporting currency.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose vehicle, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure also could result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and that they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

During the past four years, large parts of Asia experienced unprecedented outbreaks of avian influenza caused by the H5N1 virus which, according to a report of the World Health Organization, or WHO, in 2004, “moved the world closer than any time since 1968 to an influenza pandemic with high morbidity, excess mortality and social and economic disruption.” Currently, no fully effective avian flu vaccines have been developed and there is evidence that the H5N1 virus is evolving and an effective vaccine may not be discovered in time to protect against the potential avian flu pandemic. In the first half of 2003, certain countries in Asia experienced an outbreak of severe acute respiratory syndrome, or SARS, a highly contagious form of atypical pneumonia, which seriously interrupted the economic activities and the demand for goods plummeted in the affected regions. An outbreak of avian flu, SARS or other contagious disease or the measures taken by the governments of affected countries against such potential outbreaks, may seriously interrupt our production operations or those of our suppliers and customers, which may have a material adverse effect on our results of operations. The perception that an outbreak of avian flu, SARS or other contagious disease may occur again may also have an adverse effect on the economic conditions of countries in Asia.

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

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries is subject to change. As implementation details have not yet been announced, we cannot be sure of the potential impact of this new corporate income tax law on our financial position and operating results.

Changes in PRC property rights law may affect our interests in our properties.

The new PRC Law on Property Rights was approved by the Fifth Session of the Tenth National People's Congress on March 16, 2007, and went into effect on October 1, 2007. The Property Rights Law is the first piece of Mainland PRC legislation that comprehensively regulates the different types of rights which can be created or acquired over tangible property. We are currently evaluating the impact of the Property Rights Law.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

Only recently has China permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations implemented on September 8, 2006.

On September 8, 2006, the PRC Ministry of Commerce, or “MOFCOM,” together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside of the PRC. Depending on the structure of the transaction, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the governmental agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Governmental approvals will have expiration dates by which a transaction must be completed and reported to the governmental agencies. Compliance with the new regulations is likely to be more time-consuming and expensive than in the past and the government now can exert more control over the combination of two businesses. Accordingly, due to these new regulations, our ability to engage in business combination transactions has become significantly more complicated, time-consuming and expensive and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulations allow PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and the other government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulations also limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulations may impede our ability to negotiate and complete a business combination transaction on financial terms, which satisfy our investors and protect our stockholders’ economic interests and we may not be able to negotiate a business combination transaction on terms favorable to our stockholders.

Risks Related to Our Common Stock

The market price for our common stock may be volatile.

The market price for our common stock may be highly volatile and could be subject to wide fluctuations in response to a variety of factors, some of which may be beyond our control. Factors affecting the trading price of our common stock include:

—	the lack of depth and liquidity of the market for our common stock;

—	actual or anticipated fluctuations in our quarterly operating results;

—	announcements of new products or services by us or our competitors;

—	changes in financial estimates by securities analysts;

—	market conditions in our industry;

—	changes in operations or market valuations of other companies in our industry;

—	our sales of common stock;

—	investor perceptions of us and our business;

—	changes in the estimates of the future size and growth rate of our markets;

—	market conditions in industries of our customers;

—	announcements by our competitors of significant acquisitions;

—	strategic partnerships, joint ventures or capital commitments;

—	recruitment or departures of key personnel;

—	potential litigation;

—	any material weaknesses in our internal control over financial reporting; and

—	the overall economy, geopolitical events, terrorist activities, or threats of terrorism.

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

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be a target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our directors and executive officers, collectively, own approximately 39.7% of our outstanding common stock and may be able to control our management and affairs.

As of September 30, 2007, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 39.7% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We have completed the construction of 188,918 square meters of new facilities comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space and administrative offices at the BAK Industrial Park. Of that space, approximately 111,000 square meters are new manufacturing facilities. We have completed construction and put into use an additional administrative area, production facility, four manufacturing facilities, a warehouse and packaging facility, three dormitories and two dining halls. At present, we have no significant payment obligations related to these facilities.

We believe that our existing facilities have met our current business needs and will meet the needs of our expanded operations.

The following table sets forth the breakdown of our facilities as of September 30, 2007 based on use and product type:

BAK Industrial Park	Usage	Area (m2))
Completed facilities	Manufacturing
	Prismatic (steel-case)	27,776
	Prismatic (aluminum-case)	15,919
	Cylindrical	15,400
	Lithium polymer	6,944
	High-power lithium-phosphate	6,944
	R&D, and Administrative	18,593
	Warehousing	19,087
	Workers Dormitory	46,124
	Other facilities	32,131
	Sub-total	188,918

Facilities under construction	Manufacturing
	Prismatic (aluminum-case)	29,260

	Sub-total	29,260

	Total	218,178

We currently do not hold the land use right to the tract of property on which we have constructed our manufacturing facilities and other related facilities. According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced. An ownership certificate will be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained. On June 20, 2007, we obtained the approvals for project planning and construction from the government of Shenzhen.

We are constructing and have completed a substantial part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, which we understand does not have the authority to grant us the land use rights certificate. Under our agreement with the Kuichong Township government, we have to pay for a 50-year land use rights certificate at an agreed unit price, which in the aggregate amounted to $4.0 million as of September 30, 2004 and $3.5 million as of September 30, 2007, following an adjustment of the site area after a land survey and foreign exchange adjustments. Out of the $3.5 million, $3.0 million has been paid to the Kuichong Township government. The Shenzhen municipal government has approved the grant of a land use rights certificate, which we are currently in the process of obtaining. In the meantime, we have recognized a net payable purchase price of $529,000 for the land use rights on the assumption that it will be on the same terms as those agreed with the Kuichong Township government.

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

As of September 30, 2007, we had paid the lease prepayment amount of $717,000 for acquisition of land use rights in Shenzhen for a new Research and Development Test Centre and have obtained the land use rights certificate.

As of September 30, 2007, we had fully paid the lease prepayment amount of $14.1 million for acquisition of land use rights in Tianjin and the application for the land use rights certificate was in process.

We do not currently insure our manufacturing facilities since we have not yet received our land use right certificate. We intend to procure such insurance once we have received the certificate.

Item 3. Legal Proceedings.

Except as described below, we are not a party to any legal proceedings, nor are we aware of any threatened or contemplated proceedings which are expected to result in a material adverse effect on our financial position, or results of operation.

Patent Litigation. On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against us. We had an agreement with A123Systems, which, as amended on August 18, 2005, terminated in accordance with its terms on August 30, 2007, under which we agreed to manufacture products for A123Systems according to the specifications furnished by, and using the finished electrodes and other materials consigned by, A123Systems to us. The plaintiffs alleged that by manufacturing rechargeable lithium cells for A123Systems, for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker Corporation, we had infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs seek injunctive relief and damages in an unspecified amount. If the court issues an adverse decision, we may be required to pay the plaintiffs substantial monetary damages, and we may be prohibited from future production of rechargeable lithium cells manufactured for A123Systems or be required to pay royalties to engage in any such production. The court has not yet issued a decision on this matter and we are unable to quantify the extent of any possible award of damages that might become payable by us.

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

In addition, on December 8, 2006, we filed our 2006 Form 10-K. After the filing of the 2006 Form 10-K, our previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. A post-effective amendment to the Form S-1 covering resale by the selling shareholders was declared effective by the SEC on March 23, 2007. Our failure to have the post-effective amendment declared effective within the 30-trading-day time period provided under the registration rights agreement (i.e., by January 25, 2007), triggered, for the second time, an obligation to pay liquidated damages to the selling shareholders. We estimate that we are liable to those selling shareholders for liquidated damages related to this second event in the amount of approximately $810,000, such that the total current estimated liquidated damages relating to both events amounts to approximately $1 million.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On September 21, 2007, our 2007 annual meeting of stockholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1933. At the meeting, the matters brought for stockholder vote were: (1) To elect five persons to the Board of Directors of the Company, each to serve until a successor is elected and qualified by the shareholders of the Company or until such person shall resign, be removed or otherwise leave office and (2) To ratify the selection by the Audit Committee of PKF as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007. No other business was brought before the meeting. Stockholder votes that were cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each director nominee were as follows:

Name of Director	For	Against	Withheld	Abstention	Broker Non-Votes
Xiangqian Li	27,607,811	6,229	-	1,017,563	-
Huanyu Mao	26,011,573	1,602,467	-	1,017,563	-
Richard B. Goodner	26,017,962	1,596,078	-	1,017,563	-
Charlene Spoede Budd	27,610,830	3,210	-	1,017,563	-
Chunzhi Zhang	27,611,330	2,710	-	1,017,563	-

28,212,799 votes for, 133,039 votes against, and 285,765 abstained were cast to ratify the selection by the Audit Committee of PKF as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information for Our Common Stock

Since May 31, 2006, our common stock has been listed on the Nasdaq Global Market under the symbol “CBAK.” Prior to that date, our common stock had been quoted on the Over-the-Counter Bulletin Board under the symbol “CBBT.” On December 10, 2007, the last reported sales price of our common stock on the Nasdaq Global Market was $4.49 per share.

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

	Common Stock
Quarter Ended	High	Low
Fiscal 2006
December 31, 2005	$11.10	$5.60
March 31, 2006	$12.50	$7.80
June 30, 2006	$10.75	$8.18
September 30, 2006	$8.80	$4.24
Fiscal 2007	$8.8	$4.24
December 31, 2006	$7.99	$5.81
March 31, 2007	$6.49	$3.25
June 30, 2007	$4.42	$3.05
September 30, 2007	$8.82	$3.36

Holders of Our Common Stock

As of December 10, 2007, there were 52,954,603 shares of our common stock outstanding.  As of December 10, 2007, we had approximately 120 record holders of our capital stock.

Dividend Policy

We have never declared or paid any dividends, nor do we have any present plan to pay any cash dividends on our ordinary shares in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

As we are a holding company, we rely on dividends paid to us by our subsidiaries in the PRC through our Hong Kong subsidiary, BAK International. In accordance with its articles of association, each of our subsidiaries in the PRC is required to allocate to its enterprise development reserve at least 10% of its respective after-tax profits determined in accordance with the PRC accounting standards and regulations. Each of our subsidiaries in the PRC may stop allocations to its general reserve if such reserve has reached 50% of its registered capital. Allocations to the reserve can only be used for making up losses and other specified purposes and may not be paid to us in forms of loans, advances, or cash dividends. Dividends paid by our PRC subsidiaries to BAK International, our Hong Kong subsidiary, will not be subject to Hong Kong capital gains or other income tax under current Hong Kong laws and regulations because they will not be deemed to be assessable income derived from or arising in Hong Kong.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

No securities were sold by the registrant during the year ended September 30, 2007 that were not registered under the Securities Act.

On November 9, 2007, pursuant to a Securities Purchase Agreement dated November 6, 2007, we sold to certain accredited investors 3,500,000 shares of our common stock at $3.90 per share, which collectively represented approximately 6.6% of our issued and outstanding capital stock as of and immediately after consummation of the sale, for an aggregate purchase price of $13.65 million.

The foregoing shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D promulgated thereunder. The investors who received the shares agreed that (a) they had access to all of the Company’s information pertaining to the investment and were provided with the opportunity to ask questions and receive answers regarding the offering, (b) they were acquiring the shares for their own account for investment and not for the account of any other person and not with a view to or for any distribution within the meaning of the Securities Act and (c) they would not sell or otherwise transfer the purchased shares unless in compliance with state and federal securities laws. Each of the investors represented that they are accredited investors as defined in Rule 501(a) under the Securities Act and that there was no general solicitation or advertising in connection with the offer and sale of the securities.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended September 30, 2007.

Item 6.  Selected Financial Data.

Selected Consolidated Financial Data

The selected consolidated statement of income and comprehensive income data for the years ended September 30, 2005, 2006 and 2007 and the selected consolidated balance sheet data as of September 30, 2006 and 2007 are derived from our audited consolidated financial statements included elsewhere in this Report.

The selected consolidated balance sheet data as of September 30, 2003, 2004 and 2005, and the selected consolidated financial data for the years ended September 30, 2003 and 2004, are derived from our audited consolidated financial statements not included in this Report.

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

	As of September 30,
	2007	2006(1)	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:

Net Revenues	145,861	143,829	101,922	63,746	20,045

Cost of Revenues	120,255	104,196	76,047	50,294	14,534

Gross profit	25,606	39,633	25,875	13,452	5,511

Operating Expenses:	21,025	17,061	10,391	4,679	1,698

Operating Income	4,581	22,572	15,484	8,773	3,813

Finance costs, net	5,225	1,888	845	454	121

Gain on trading securities	-	279	-	-	-

Government grant income	1,035	-	-	-	-

Other expenses	103	205	490	10	3

Income Taxes / (benefits)	(195)	593	652	507	(15)

Net income	483	20,165	13,497	7,802	3,704

Other comprehensive income- Foreign currency translation adjustment	6,436	2,443	1,005	-(3)	-(3)

Comprehensive income	6,919	22,608	14,502	7,802	3,704

Net Income per share data(2)
Basic and Diluted	0.01	0.41	0.35	0.25	0.12

Weighted average number of shares
Basic	48,979	48,880	38,289	31,226	31,226
Diluted	49,442	48,913	38,409	31,226	31,226

(1)
Prior to October 1, 2005, we applied the intrinsic-value method for stock-based award accounting, under which compensation expense is recorded only if on measurement day, which is generally the date of grant, the market price exceeded the exercise price. No stock-based compensation costs were recognized in fiscal year 2005. We adopted SFAS 123R commencing on October 1, 2005 using the modified prospective approval. Therefore, share-based compensation costs of $4.3 million and $2.6 million are recognized in fiscal year 2006 and 2007, respectively.

(2)
Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if currently outstanding securities or other contracts to issue shares were exercised or converted into shares.

(3)	Less than $1,000.

	As of September 30,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	14,197	21,100	33,056	3,212	671
Pledged deposits	4,595	12,972	19,392	7,120	821
Trade accounts receivable, net	63,151	64,332	43,864	21,018	6,758
Inventories	59,827	47,389	21,696	29,536	7,994
Property, plant and equipment, net	145,123	109,406	65,751	41,706	4,881
Lease prepayments, net	17,884	3,161	3,155	4,002	-
Total assets	307,229	259,655	189,486	109,155	22,807

Total current liabilities	150,926	145,722	98,944	88,650	17,189
Short-term bank loans	89,871	67,900	39,545	29,116	3,479
Long term liabilities	29,571	305	233	75	-
Total liabilities	180,497	146,027	99,177	88,725	17,189
Total stockholders’ equity	126,732	113,628	90,309	20,430	5,618

Total liabilities and owners’ equity	307,229	259,655	189,486	109,155	22,807

	As of September 30,
	2007	2006	2005	2004	2003
	(in thousands, except percentages)
Other Consolidated Financial Data:
Gross margin (1)	17.6%	27.6%	25.4%	21.1%	27.5%
Operating margin (2)	3.1%	15.7%	15.2%	13.8%	19.0%
Net Margin (3)	0.3%	14.0%	13.2%	12.2%	18.5%
Capital expenditures	65,835	41,382	30,594	28,254	4,651
Depreciation and amortization	8,912	5,816	3,581	1,758	380
Net cash provided by / (used in) operating activities	2,986	(5,685)	8,014	3,593	2,950
Net cash used in investing activities	65,895	41,416	30,596	28,300	4,669
Net cash provided by financing activities	55,244	35,047	52,363	27,249	2,296

(1)	Gross margin represents gross profit divided by revenues.

(2)	Operating margin represents operating income divided by revenues.

(3)	Net margin represents net income divided by revenues.

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

Overview

We are one of the largest manufacturers of lithium-ion battery cells in China and the world, as measured by production output. Our battery cells are the principal component of rechargeable lithium-based batteries used to power the following applications:

—	cellular phones — customer segments include OEM and replacement battery manufacturers;

—	notebook computers;

—	portable consumer electronics, such as digital media devices, portable media players, and PDAs; and

—	cordless power tools and other products using high-power lithium-phosphate batteries, such as miner’s lamps, electric bicycles, and hybrid electric vehicles.

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

—
Cylindrical lithium-ion cells for use in notebook computers. We began trial production of cylindrical cells in April 2006 and began commercial production in June 2006. In August 2007, we signed a non-binding letter of intent with HP, under which both parties have undertaken to work together in a set timeframe to reach a definitive agreement for us to supply cylindrical lithium-ion battery cells to HP or HP’s designated battery pack manufacturers for notebook computer batteries to be used in notebook computers manufactured by HP.

—
High-power, lithium-phosphate cells for use in cordless power tools and other applications. Currently, we are actively seeking new applications for our lithium-phosphate cells, such as miner’s lamps, electric bicycles and hybrid electric vehicles.

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

—
OEM.  The OEMs manufacture mobile phone handsets. They purchase batteries to support their production of new cellular phones. They also purchase batteries to serve the replacement market which they sell under their own brand name.

—
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

Power Tools and Other Applications for High-Power Lithium-Phosphate Batteries.  Power tools such as drills, saws and grinders are used for both commercial and personal use. Due to high power requirements, many power tools have historically used small combustion engines, used heavier nickel metal hydride batteries or relied on external power sources. However, since the beginning of 2005, most major tool manufacturers, including Milwaukee, DeWalt/Black & Decker, Metabo, Ridgid and Bosch, have begun to use lithium-based battery packs, in particular lithium-phosphate batteries, in their product lines. These manufacturers have taken advantage of both the increased power produced by lithium based batteries and the light weight of lithium based batteries by: (1) introducing more powerful products; (2) extending the life cycle of current products; or (3) decreasing the size of current products. The market for portable high-powered power tools and other applications for high-power lithium-phosphate batteries is rapidly growing and has prompted many users, both commercial and personal, to replace or upgrade their equipment.

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

Pricing Pressure

Portable electronic devices such as cellular phones and notebook computers are subject to declines in average selling prices from time to time due to evolving technologies, industry standards and consumer preferences. As a result, manufacturers of these electronic devices expect us as suppliers to cut our costs and lower the prices of our products, particularly when they place substantial orders with us. We have reduced the prices of our products in the past in order to meet market demand and expect to continue to face market-driven downward pricing pressures in the future. Our ability to maintain our cost-effectiveness will be critical to our future success in an increasingly price-sensitive market. We seek to achieve this by ramping up our production capacity to give us greater economies of scale through a higher bargaining power to secure a supply of materials and equipment at a lower cost, and a larger base for spreading out our fixed costs. We believe this will provide incremental long-term growth opportunities, but in the short-term, also will require us to incur substantial capital expenditures.

Seasonality of Operating Results

Historically, our revenues were not materially impacted by seasonal variations. During the first several years of our operation, manufacturing capacities fell short of customer demands. As such, seasonality was minimal. Over the past year, we significantly increased manufacturing capacities to meet or exceed customer demand. Since we increased our manufacturing capacities, our revenues are now affected by seasonal variations in customer demand. We expect to experience seasonal lows in the demand for our products during the months of April to July, reflecting our customers’ decreased purchases. On the other hand, we will generally experience seasonal peaks during the months of September to March, primarily as a result of increased purchases from our customers. Also, at various times during the year, our inventories may be increased in anticipation of increased demand for consumer electronics. The months of October and February tend to be seasonally low sales months due to plant closures for the Chinese New Year and national holidays in the PRC.

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

Our management concluded that our disclosure controls and procedures were not effective as of September 30, 2006, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “2006 Form 10-K”). Management believes that some appropriate measures have been implemented to remediate these weaknesses during the fiscal year 2007. Investors are directed to Item 9A of the 2006 Form 10-K for the description of these weaknesses.

As disclosed in our current report on Form 8-K filed with the SEC on April 3, 2007, as amended on April 11, 2007 and April 17, 2007, on March 28, 2007, we dismissed KPMG as our independent registered public accounting firm and appointed PKF as our independent registered public accounting firm, in each case effective April 1, 2007.

Our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 covered by Management’s Report on Internal Control over Financial Reporting. We have identified the following material weaknesses as of September 30, 2007:

1.	Entity Level Material Weakness - Control Environment

We did not maintain effective controls over the financial reporting processes due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial requirements. Additionally, our senior management lacked an adequate level of accounting knowledge, experience and training in the application of U.S. GAAP, and did not implement adequate and proper supervisory review to ensure the consolidated financial statements were prepared in conformity with U.S. GAAP and with SEC requirements.

2.	Process Level Material Weakness - Procedures and transactions

We did not maintain adequate procedures to properly account for deferred taxes under U.S. GAAP. Specifically, we did not have effective control procedures over the identification and measurement of differences between the respective tax and financial reporting bases of certain assets and liabilities and the determination of the applicable income tax rate to ensure that deferred taxes were accurately presented in our consolidated financial statements. This material weakness resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2007. The need for this adjustment was initially identified by our external auditor and subsequently implemented by our management.

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

The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Year ended September 30,
	2007	2006	2005
	(in thousands)
Prismatic cells
Steel-case cells	34,869	64,299	56,965
Aluminum-case cells	69,916	49,514	23,721
Battery packs	11,798	9,843	20,169
Cylindrical cells	3,422	608	1,051
High-power lithium-phosphate cells	20,562	18,537	ó
Lithium polymer cells	5,294	1,028	16
Total	145,861	143,829	101,922

Our net revenues have increased during fiscal 2005, 2006, and 2007, in part because of increased shipments as we ramped up our production capacity to meet customer demands for our products.

Cost of Revenues.  Cost of revenues consists primarily of material costs, employee remuneration for staff engaged in production activity, share-based compensation, depreciation and related expenses that are directly attributable to the production of products. Cost of revenues also includes write-downs of inventory to lower of cost or market.

The cost of raw materials for aluminum-case cells generally is higher than that of steel-case cells. Cost of revenues from the sales of battery packs also includes the fees we pay to pack manufacturers for assembling our prismatic cells into battery packs.

The average unit costs of our products increased significantly in the year ended September 30, 2007 because the purchase cost of lithium cobalt dioxide increased. As a result, our gross profit, as a percentage of net revenues, decreased from 27.6% for the year ended September 30, 2006 to 17.6% for the year ended September 30, 2007.

Our gross profit, as a percentage of net revenues, increased from 25.4% in fiscal year 2005 to 27.6% in fiscal year 2006. This is mainly attributable to (1) the decrease in unit manufacturing costs as a result of scale of economy which outweighed the effect of decrease in selling prices; and (2) the introduction of new products with higher gross profit margins than average, such as battery packs in 2005 and high-power lithium-phosphate cells in 2006.

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

Gain on Trading Securities.  Gain on trading securities represents realized gain from purchases and sales of certain listed shares in open market of Hong Kong Stock Exchange. These transactions were concluded by BAK International Limited, our Hong Kong subsidiary. As of September 30, 2007, we and our subsidiaries do not hold any equity or debt securities on hand for trading purpose. We do not anticipate investment in trading securities to form an ongoing part of our treasury function.

Government Grant Income / Other Expenses.  Government grant income for the year ended September 30, 2007 mainly consisted of receipt of grant funds to subsidize the interest expenses incurred by the Company in prior years for research and development activities and to refund the value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high-technology enterprise. No present or future obligation would arise from the receipt of such amount.

Finance Costs, Net.  Finance costs consist primarily of interest income, interest on bank loans, net of capitalized interest, and bank charges.

Income Taxes.  Under applicable income tax laws and regulations, an enterprise located in Shenzhen, including the district where our operations are located, is subject to a 15% enterprise income tax. Further, according to PRC laws and regulations, foreign invested manufacturing enterprises, starting from their first profitable year, are entitled to a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Our PRC subsidiaries, Shenzhen BAK and BAK Electronic, are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 7.5% for the following three years from its first profitable year. As such, for the first two calendar years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK was subject to the enterprise income tax rate of 7.5%. BAK Electronic, established in August 2005, is eligible for the same preferential tax treatment applicable to Shenzhen BAK and is currently in its tax holiday and fully exempt from any enterprise income tax. BAK Tianjin is currently exempt from any enterprise income tax due to cumulative tax losses.

In addition, due to the additional capital invested in Shenzhen BAK in 2005 and 2006, Shenzhen BAK was granted a preferential income tax rate of 3.309%, 3.82% and 6.12% in calendar year 2005, 2006 and 2007, respectively.

Furthermore, to encourage foreign investors to introduce advanced technologies to China, the PRC government has offered additional tax incentives to enterprises that are classified as a foreign invested enterprise with advanced technologies. According to an official notice issued by the Shenzhen Municipal Trade and Industry Bureau, Shenzhen BAK received such designation in August 2005. As a result, as long as Shenzhen BAK maintains this designation, it may apply to the tax authority to extend the preferential status of its enterprise income tax rate for another three years, until December 31, 2009.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries is subject to change. As implementation details have not yet been announced, we cannot be sure of the potential impact of this new corporate income tax law on our financial position and operating results.

Our company is subject to U.S. tax at the statutory rate of 35%. We have not made provisions for any U.S. tax because we have determined that we have no U.S. taxable income.

Our Canada subsidiary, BAK Canada, is subject to Canada profits tax at the rate of 36.1%. However, because it does not have any assessable income derived from or arising in Canada, it has not paid any Canada estimated profits tax.

Our Hong Kong subsidiary, BAK International, is subject to Hong Kong profits tax at the rate of 17.5%. However, because it does not have any assessable income derived from or arising in Hong Kong, it has not paid any Hong Kong profits tax.

Our effective tax rates were 4.6% and 2.9% for the fiscal years ended September 30, 2005 and 2006, respectively and our effective tax benefit rate was 67.9% for the fiscal year ended September 30, 2007.

Results of Operations

The following sets forth certain income statement information for the years ended September 30, 2005, 2006 and 2007.

	Year ended September 30,
	2007		2006			2005
	All amounts	As a percentage of net revenues	All amounts	As a percentage of net revenues	All amounts	As a percentage of net revenues
	(in thousands of dollars, except percentages)
Statement of operations data:

Net Revenues	145,861	100%	143,829	100%	101,922	100%

Cost of Revenues	120,255	82.4%	104,196	72.4%	76,047	74.6%

Gross profit	25,606	17.6%	39,633	27.6%	25,875	25.4%

Operating Expenses
Research and development costs	3,957	2.7%	2,935	2.0%	542	0.5%
Sales and marketing expenses	4,696	3.2%	5,055	3.5%	3,855	3.8%
General and administrative expenses	12,372	8.5%	9,071	6.3%	5,994	5.9%
Total Operating Expenses	21,025	14.4%	17,061	11.9%	10,391	10.2%

Operating Income	4,581	3.2%	22,572	15.7%	15,484	15.2%

Finance costs, net	5,225	3.6%	1,888	1.3%	845	0.9%
Other expenses	103	0.1%	205	0.1%	490	0.5%
Gain on trading securities	-	-	279	0.2%	-	-
Government grant income	1,035	0.7%	-	-	-	-
Income Taxes expenses / (benefit)	(195)	(0.1%)	593	0.4%	652	0.6%

Net income	483	0.3%	20,165	14.0%	13,497	13.2%

Results of operations for the year ended September 30, 2007 as compared to the year ended September 30, 2006.

Net Revenues.  Net revenues increased to $145.9 million for the year ended September 30, 2007 as compared to $143.8 million for the same period of the prior year, an increase of $2.1 million or 1.5%.

—
Net revenues from the sales of steel-case cells decreased to $34.9 million in the year ended September 30, 2007 from $64.3 million in the same period in 2006, a decrease of $29.4 million or 45.7%, due to a decrease in sales volume of 39.9% primarily attributable to an increasingly competitive market.

—
Net revenues from the sales of aluminum-case cells increased to $69.9 million in the year ended September 30, 2007 from $49.5 million in the same period in 2006, an increase of $20.4 million or 41.2%, due to an increase in sales volume of 28.3% driven by increased sales to OEM market in the PRC and an increase in average selling price of 10.1% as the result of a change in the type of the aluminum-case cells.

—
Net revenues from sales of battery packs increased to $11.8 million in year ended September 30, 2007 from $9.8 million in the same period in 2006, due to an increase in sales volume of 47.8% driven by increased sales to the OEM market in the PRC and offset by a decrease in our average selling price of 18.9%.

—
Net revenues from the sales of high-power lithium-ion cells increased to $20.6 million in the year ended September 30, 2007 from $18.5 million in the same period in 2006, an increase of $2.0 million or 10.9%, due to an increase in sales volume of 32.7% driven by increased export sales and offset by a decrease in average selling price of 16.4%.

—
We also sold $5.3 million of lithium polymer cells and $3.4 million of cylindrical cells in the year ended September 30, 2007, compared to $1.0 million of lithium polymer cells and $608,000 of cylindrical cells in the same period in 2006 due to our ability to satisfy additional demand with our new production line.

Cost of Revenues.  Cost of revenues increased to $120.3 million for the year ended September 30, 2007, as compared to $104.2 million for the same period in 2006, an increase of $16.1million or 15.5%. The increase in cost of revenues was mainly attributable to a significant increase in the purchase cost of lithium cobalt dioxide and significantly increased depreciation charges with the completion of two new production lines.

As a result, gross profit for the year ended September 30, 2007 was $25.6 million or 17.6% of net revenues as compared to gross profit of $39.6 million or 27.6% of net revenues for the same period in 2006.

Research and Development Costs.  Research and development costs increased to $4.0 million for the year ended September 30, 2007, as compared to $2.9 million for the same period in 2006. Share-based compensation included in research and development expenses was $1.0 million for the year ended September 30, 2007. Research and development material expenses increased by $514,000 due to certain new research projects of BAK Canada. Salaries related to research increased to $1.3 million from $702,000 for the same period of the prior year, an increase primarily due to our hiring of additional research professionals.

Sales and Marketing Expenses.  Sales and marketing expenses decreased to $4.7 million for the year ended September 30, 2007 as compared to $5.1 million for the same period in 2006, a decrease of $359,000 or 7.1%. As a percentage of revenues, sales and marketing expenses have decreased slightly to 3.2% for the year ended September 30, 2007, from 3.5% for the same period in 2006. Share-based compensation was $224,000 for the year ended September 30, 2007, a decrease of $514,000 from $738,000 for the same period in 2006. On September 28, 2006, options to purchase a total of 1,400,000 shares of common stock were cancelled and on December 26, 2006, a total of 914,994 shares of restricted stock were granted as replacement awards. Pursuant to SFAS 123R, we also measured the employee share-based compensation at grant-date fair value as of December 26, 2006 and recognized over the remained vesting period.

General and Administrative Expenses.  General and administrative expenses increased to $12.4 million, or 8.5% of revenues, for the year ended September 30, 2007 as compared to $9.1 million, or 6.3% of revenues, for the same period in 2006, an increase of $3.3 million or 36.4%. Depreciation charges increased by $1.0 million due to the completion of additional facilities in our industrial park. Bad debt expenses increased by $2.4 million primarily due to a provision charged for one customer after we had assessed the collection of accounts receivables from this customer during the third quarter of 2007.

We are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form SB-2 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in September 2005. On August 15, 2006, the SEC declared effective a post-effective amendment that we had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. We subsequently filed a registration statement on Form S-1 to register the shares of these shareholders. On December 8, 2006, we filed our Form 10-K for fiscal year 2006. After the filing of the 2006 Form 10-K, our previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to the above two events totaling approximately $1 million from us. We therefore recognized in general and administrative expenses an amount of $760,000 as liquidated damages for the year ended September 30, 2007, as compared to $290,575 for the year ended September 30, 2006.

Operating Income.  As a result of the above, operating income totaled $4.6 million for the year ended September 30, 2007 as compared to operating income of $22.6 million for the same period in the prior year, a decrease of $18.0.million or 79.6%. As a percentage of net revenues, operating income was 3.2% for the year ended September 30, 2007 as compared to 15.7% for the same period of the prior year.

Finance Costs, Net.  Finance costs, net, increased to $5.2 million for the year ended September 30, 2007 as compared to $1.9 million for the same period of the prior year, an increase of $3.3 million or 176.7%. We had $89.9 million in short-term loans and $29.3 million of long-term bank loans as of September 30, 2007 as compared to $67.9 million in short-term loans and no long-term loans outstanding as of September 30, 2006.

Government grant income/Other Expenses.   Government grant income was $1.0 million for the year ended September 30, 2007 as compared to other expenses of $205,000 for the same period of 2006. Government grant income for the year ended September 30, 2007 mainly consisted of receipt of grant funds of $777,000 to subsidize the interest expenses incurred by the Company in prior years for research and development activities and $257,000 represented the refund of a value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high technology enterprise. No present or future obligation arises from the receipt of such government subsidy. There was no comparable income in the same period of the prior year.

Income tax expenses/(benefit).  Income tax benefit was $195,000 for the year ended September 30, 2007, as compared to income tax expense of $593,000 for the same period of 2006. The change was mainly the result of decreased profit before tax and the impact of deferred tax during the fiscal year 2007.

Net Income.  As a result of the foregoing, we decreased our net income to $483,000 for the year ended September 30, 2007 from $20.2 million for the same period of the prior year.

Results of operations for the year ended September 30, 2006 as compared to the year ended September 30, 2005.

Net Revenues.  Net revenues increased to $143.8 million for the year ended September 30, 2006 as compared to $101.9 million for same period of the prior year, an increase of $41.9 million or 41.1%.

—
Net revenues from the sales of steel-case cells increased to $64.3 million in the year ended September 30, 2006 from $57.0 million in the same period in 2005, an increase of $7.3 million or 12.8%, due to an increase in sales volume of 21.5%, as a result of higher demand in the replacement battery market in the PRC, which is offset by a decrease in average selling price of 7.1% primarily attributable to the pricing pressure in an increasingly competitive market.

—
Net revenues from the sales of aluminum-case cells increased to $49.5 million in the year ended September 30, 2006 from $23.7 million in the same period in 2005, an increase of $25.8 million or 108.9%, due to an increase in sales volume of 120.7% driven by increased sales in the OEM market due to dramatic growth of the PRC cellular phone market, and is offset by a decrease in the average selling price of 5.5% attributable to pricing pressure in a competitive market.

—
Net revenues from sales of battery packs decreased to $9.8 million in year ended September 30, 2006 from $20.2 million in the same period in 2005, due to both a decrease in sales volume of 15.1% and a decrease in average selling price of 42.5%. The decrease in average selling price primarily is attributable to a change in the type of the battery packs.

—	We also sold $18.5 million of high-power lithium-ion cells and $1.0 million of lithium polymer cells in the year ended September 30, 2006, compared to nil in fiscal 2005.

Cost of Revenues.  Cost of revenues increased to $104.2 million for the year ended September 30, 2006 as compared to $76.0 million for the same period in 2005, an increase of $28.2 million or 37.1%. The increase in cost of revenues was attributable to an increase in units of products sold offset by a decrease in unit costs for prismatic cells and for battery packs. The decrease in unit manufacturing costs is primarily the result of a decrease in the cost of main raw materials, an increase in efficiency in our use of raw materials and our manufacturing yields resulting from our improvement in process technology and an increase in production output giving us a larger base over which to spread our fixed cost allocation. By product breakdown:

—	unit cost of revenue for steel-case cells, decreased by 8.2%;

—	unit cost of revenue for aluminum-case cells, decreased by 13.7%;

—	unit cost of manufacturing battery packs, decreased by 45.4%;

In addition, share-based compensation cost of $282,000 was recorded in costs of revenues for the year ended September 30, 2006. There was no such share-based compensation cost recognized in 2005.

As a result, gross profit for the year ended September 30, 2006 was $39.6 million or 27.6% of net revenues as compared to gross profit of $25.9 million or 25.4% of net revenues for the same period in 2005. The increase in gross profit, as a percentage of net revenues, was primarily due to (1) the increase in gross profit, as a percentage of net revenues, for prismatic cells, resulting from a decrease in the unit manufacturing costs for prismatic cells due to economies of scale which outweighed the effect of decrease in selling prices; and (2) the introduction of a new product in fiscal year 2006, high-power lithium-phosphate cells with higher gross profit margin than average.

Research and Development Costs.  Research and development costs increased to $2.9 million for the year ended September 30, 2006 as compared to $542,000 for the same period in 2005. Share-based compensation included in research and development expenses was $1,524,000 for the year ended September 30, 2006 compared to zero for the same in 2005. We adopted SFAS 123R effective on October 1, 2005 using the modified prospective approach. Pursuant to SFAS 123R, we measure the employee share-based compensation at grant-date fair value and recognize related expenses over the vesting period. Prior to adoption of SFAS 123R, we had adopted the intrinsic value method under SFAS 123 and APB 25, pursuant to which, no employee share-based compensation cost was recognized during fiscal year 2005. Depreciation expenses increased by $246,000 as we purchased more equipment for our R&D efforts. Salaries related to research increased to $703,000 from $162,000 for the same period of the prior year, an increase of $541,000, primarily due to hiring more experienced research employees.

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

Finance Costs, Net.  Finance costs, net, increased to $1.9 million for the year ended September 30, 2006 as compared to $845,000 for the same period of the prior year, an increase of $1.0 million or 123.4%. We had $67.9 million in short term loans as of September 30, 2006 as compared to $39.5 million in short-term loans outstanding as of September 30, 2005.

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

Net Income.  As a result of the foregoing, we increased our net income to $20.2 million for the year ended September 30, 2007 from $13.5 million for the same period of the prior year.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of September 30, 2007, we had cash and cash equivalents of $14.2 million, as compared to $21.1million as of September 30, 2006. In addition, we had pledged deposits amounting to $4.6 million and $13.0 million at September 30, 2007 and September 30, 2006, respectively. Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from six to twelve months which coincides with the periods the cash remains pledged to the banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year ended September 30,
	2007	2006	2005
	(In thousands)
Net cash provided by / (used in) operating activities	2,986	(5,685)	8,015
Net cash used in investing activities	(65,895)	(41,416)	(30,596)
Net cash provided by financing activities	55,244	35,047	52,363
Effect of exchange rate changes on cash and cash equivalents	762	98	62
Net increase/(decrease) in cash and cash equivalent	(6,903)	(11,956)	29,844
Cash and cash equivalents at the beginning of period	21,100	33,056	3,212
Cash and cash equivalents at the end of period	14,197	21,100	33,056

Operating Activities

Net cash provided by operating activities was $3.0 million in the year ended September 30, 2007 compared with net cash used in operating activities of $5.7 million in the same period in 2006. The improvement of $8.7 million in operating activities was mainly attributable to better control of trade account receivables.

Net cash used in operating activities was $5.7 million in the year ended September 30, 2006 compared with net cash provided by operating activities of $8.0 million in the same period in 2005. The negative cash flow was mainly the result of an increase in inventory levels as we increased our production output in the year ended September 30, 2006, and also an increase in the level of our accounts receivable. However, we expect that our negative operating cash flow will improve due to our increased efforts to collect account receivables and to better control the inventory level taking into consideration increasing demand and business operation.

Investing Activities

Net cash used in investing activities increased from $41.4 million in the year ended September 30, 2006 to $65.9 million in the same period in 2007, mainly due to the purchase of equipment for a new automated cylindrical cell production line, a new automated prismatic cell production line and land use rights prepayments in Tianjin and Shenzhen.

Net cash used in investing activities increased from $30.6 million in the year ended September 30, 2005 to $41.4 million in the same period in 2006, primarily attributable to the construction of the facility to house a new cylindrical cell production line and a new automated aluminum cell line as well as an increase in our purchases of equipment.

Financing Activities

Net cash provided by financing activities was $55.2 million in the year ended September 30, 2007 compared to $35.0 million in the same period in 2006. This was mainly attributable to (i) a $18.1 million increase in net proceeds from borrowings due to additional loans obtained for working capital and construction of new production lines in the year ended September 30, 2007, and (ii) decrease in cash deposited at banks to satisfy collateral requirements in the year ended September 30, 2007 was $2.4 million more than that in the same period in 2006.

Net cash provided by financing activities was $52.4 million in the year ended September 30, 2005 compared to $35 million in the same period in 2006. This was mainly attributable to (i) a $17.9 million increase in net proceeds from borrowing due to more loans being secured for working capital purposes in the year ended September 30, 2006, and (ii) decrease in cash deposited at banks to satisfy collateral requirements in the year ended September 30, 2006 was $18.7 million more than that in the same period in 2005. The impact of these cash outflows was offset by receipt of $55.4 million cash proceeds from the two capital raisings in January 2005 and September 2005.

As of September 30, 2007, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed
	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$79,885	$29,742
Shenzhen Development Bank	19,971	19,971
Shenzhen Ping An Bank	26,628	12,648
China CITIC Bank	26,628	16,116
China Construction Bank	19,971	-
Bank of China	33,199	33,199
Subtotal—short-term credit facilities	$206,282	$111,676

Long-term credit facilities:
Agricultural Bank of China	26,628	15,977
China Development Bank	13,314	13,314

Subtotal—long-term credit facilities	$39,942	$29,291

Lines of Credit:
Agricultural Bank of China		566
China Merchants Bank		1,162
Bank of China		310

Subtotal-lines of credit		2,038

Total Principal Outstanding		$143,005

The above principal outstanding amounts under credit facilities included short-term bank loans of $89.9 million, long-term bank loans of $29.3 million and bills payable of $23.8 million.

For the purpose of presentation, the effect of increase in bills payable balances is included in operating activities in the statements of cash flows due to their nature.

During fiscal year 2007, we repaid 24 short-term bank loans totaling $111.1 million, and entered into 18 new short-term bank loan agreements totaling $128.0 million and two new long-term bank loan agreements totaling $29.3 million. During the fourth quarter of fiscal 2007, we repaid four short-term bank loans totaling $34.0 million, entered into seven short-term bank loan agreements totaling $55.3 million, and borrowed $2.7 million under a long-term bank loan credit facility. The seven new short-term bank loan agreements provide for monthly interest payments at annual interest rates from 5.85% to 7.722%, with principal repayments at maturities during the second, third and fourth quarter of fiscal 2008. These debt arrangements are generally guaranteed by Mr. Xiangqian Li, our chairman, president, and chief executive officer. The short-term bank loan with Shenzhen Eastern Branch, Agricultural Bank of China was secured by the property ownership and land use rights certificate to be obtained in relation to the land on which our corporate facilities have been constructed. The four repaid loan agreements were with Agricultural Bank of China and Bank of China, and the seven new short-term bank loan agreements are with Agricultural Bank of China, Shenzhen Development Bank, Bank of China, and Shenzhen Commercial Bank.

 On June 20, 2007, we renewed our comprehensive credit facility agreement with Shenzhen Longgang Branch, Shenzhen Development Bank to provide a maximum loan amount of RMB 150 million (approximately $20.0 million). The loan may be drawn at any time over the one-year period beginning June 20, 2007. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li, and is also secured by $20.0 million of inventory and $18.3 million of machinery and equipment. In addition, in the event (i) we are unable to maintain a good credit record at any other bank or we are involved in any material adverse litigation with any other bank, (ii) our liabilities exceed 70% of our assets, our current ratio is less than 0.8, or our monthly sales revenue declines by 10% as compared with the same period of the prior year, Shenzhen Development Bank is entitled to accelerate the loan repayment. As of September 30, 2007, we had borrowed approximately $20.0 million under this credit facility agreement.

On June 8, 2007, we renewed our comprehensive credit facility agreement with Shenzhen Eastern Branch, Agricultural Bank of China to provide a maximum loan amount of RMB 800 million (approximately $106.5 million), including RMB 600 million (approximately $79.9 million) one-year term credit facilities and RMB 200 million (approximately $26.6 million) five-year term credit facilities. Loans may be drawn under this renewed credit facility agreement beginning June 8, 2007 through May 23, 2008, with the term of the loan established at the time such loan is drawn, except as to funds borrowed under the loan agreement dated November 23, 2006, which may be drawn at any time within five years of the effective date of the loan agreement, and which will mature in five years after such funds are drawn. The credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li and is secured by the property ownership and land use rights certificate to be obtained in relation to the land on which the Company’s corporate facilities have been constructed. As of September 30, 2007, we had outstanding under this credit facility agreement a $24.0 million one-year term loan due in the second and third quarter of fiscal 2008, bearing interest at 6.57% and 7.722% per annum, and $5.8 million bills payable. As of September 30, 2007, we also had a $16.0 million five-year term loan under this facility, which included a borrowed amount of $5.3 million with a current interest rate of 5.832% and repayable on January 25, 2012, and a borrowed amount of $10.7 million with a current interest rate of 6.237%, payable in three installments of $2.7 million on January 25, 2010, $6.7 million on January 25, 2011, and $1.3 million on January 25, 2012, respectively. The $16.0 million five-year term loan carries a floating interest rate of 90% of the People’s Bank of China benchmark rate, and is secured by pledged machinery and equipment valued at $15.8 million as of September 30, 2007.

On May 15, 2007, we renewed our comprehensive credit facility agreement with Shenzhen Shuibei Branch, Shenzhen Ping An Bank to provide a maximum loan amount of RMB 200 million (approximately $26.6 million), an increase of 100 million (approximately $13.3 million) as compared to the original credit facility agreement. The loan may be drawn at any time over the one-year period beginning May 15, 2007. As of September 30, 2007, we had borrowed $12.6 million under this credit facility agreement. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li.

On February 14, 2007, Shenzhen BAK renewed the Comprehensive Credit Facility Agreement of Maximum Amount with Dapeng Branch, China Construction Bank. We may borrow up to RMB 150 million ($20.0 million) under this Comprehensive Credit Facility Agreement, which will expire on February 14, 2008. As of September 30, 2007, we had no borrowings under this Comprehensive Credit Facility Agreement.

On March 14, 2007, Shenzhen BAK renewed the Comprehensive Credit Facility Agreement of Maximum Amount with Shenzhen Branch, China CITIC Bank. This credit facility is guaranteed by BAK International and Mr. Xiangqian Li. We may borrow up to RMB 200 million ($26.6 million) under this Comprehensive Credit Facility Agreement, which will expire on March 14, 2008. As of September 30, 2007, we had borrowed $13.3 million loan and $2.8 million bills payable under this Comprehensive Credit Facility Agreement.

On December 26, 2006, Shenzhen BAK entered into a four-year long-term loan agreement of $13.3 million with Shenzhen Branch, China Development Bank. The long-term loan is payable in three installments as follows:

RMB 30 million (approximately $4.0 million) on November 20, 2008;

RMB 30 million (approximately $4.0 million) on November 20, 2009; and

RMB 40 million (approximately $5.3 million) on December 26, 2010.

The long-term loan carries an annual interest rate equal to the benchmark rate of the People’s Bank of China for three- to five-year long-term loans, which is currently 6.48% per annum. The long-term loan is secured by Shenzhen BAK’s pledge of its new Research and Development Test Center, which is to be constructed in Shenzhen, China, after Shenzhen BAK obtains the required land use rights for the location of the facility; such land use rights will also be pledged as security. The obligations of Shenzhen BAK under the loan agreement are guaranteed by Mr. Xiangqian Li. We borrowed the full $13.3 million under this loan agreement on December 27, 2006.

We had a negative working capital (current assets less current liabilities excluding share-based payment liabilities) of $7.0 million as of September 30, 2007, as compared to working capital of $4.8 million as of September 30, 2006, a decrease of $11.8 million. This decrease was primarily attributable to a lease prepayment of $14.1 million for acquisition of land use rights in Tianjin. We had short-term bank loans maturing in less than one year of $89.9 million as of September 30, 2007, as compared to $67.9 million as of September 30, 2006, an increase of $22.0 million.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash and amount available under existing credit facilities is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from lending institutions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Capital Expenditures

We made capital expenditures of $30.6 million, $41.4 million, and $65.8 million in fiscal year 2005, 2006 and 2007, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and the lease payments in Tianjin and Shenzhen. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Year ended September 30,
	2007	2006	2005
	(In thousands)
Construction costs	16,118	13,670	21,015
Lease prepayment	17,042	-	-
Purchase of equipment	32,675	27,712	9,579

Total capital expenditure	65,835	41,382	30,594

We estimate that our total capital expenditures in fiscal 2008 will reach approximately $60.7 million, primarily to purchase manufacturing equipment for the expansion of our production lines and construction of new factories in Tianjin and new Research and Development Test Centre in Shenzhen.

We have completed the construction of 188,918 square meters of new facilities comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space and administrative offices at the BAK Industrial Park. Of that space, approximately 111,000 square meters are new manufacturing facilities. We have completed construction and put into use an additional administrative area, production facility, four manufacturing facilities, a warehouse and packaging facility, three dormitories and two dining halls. At present, we have no significant payment obligations related to these facilities.

We do not hold the land use right to the tract of property on which we have constructed our manufacturing facilities and other related facilities. According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced. An ownership certificate will be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained. On June 20, 2007, we obtained the approvals for project planning and construction from the government of Shenzhen.

We are constructing and have completed a substantial part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, which we understand does not have the authority to grant us the land use rights certificate. Under our agreement with the Kuichong Township government, we have to pay for a 50-year land use rights certificate at an agreed unit price, which in the aggregate amounted to $4.0 million as of September 30, 2004 and $3.5 million as of September 30, 2007, following an adjustment of the site area after a land survey and foreign exchange adjustment. Out of the $3.5 million, $3.0 million has been paid to the Kuichong Township government. The Shenzhen municipal government has approved the grant of a land use rights certificate, which we are currently in the process of obtaining. In the meantime, we have recognized a net payable purchase price of $529,000 for the land use rights on the assumption that it will be on the same terms as those agreed with the Kuichong Township government.

As of September 30, 2007, we had paid the lease prepayment amount of $717,000 for acquisition of land use rights in Shenzhen for a new Research and Development Test Centre and have obtained the land use rights certificate.

As of September 30, 2007, we had fully paid the lease prepayment amount of $14.1 million for acquisition of land use rights in Tianjin and the application for the land use rights certificate was in process.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2007:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Short-term bank loans	89,871	89,871	-	-	-
Bills payable	23,846	23,846	-	-	-
Long-term bank loans	29,291	-	10,651	18,640	-
Land use right payable	529	529	-	-	-
Capital commitments	12,313	12,313	-	-	-
Future interest payment on short-term bank loans	3,471	3,471	-	-	-
Future interest payment on long-term bank loans	5,514	1,868	2,894	752	-
Total	164,835	131,898	13,545	19,392	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2007.

Off-Balance Sheet Transactions

In the ordinary course of business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related to or unrelated to us. Conversely, our debt with lenders may also be guaranteed by other parties which may be related or unrelated to us.

Under U.S. GAAP, these transactions may not be recorded on our balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off-balance sheet arrangements would result from our loan guaranties in which Shenzhen BAK would provide contractual assurance of the debt, or guarantee the timely repayment of principal and interest of the guaranteed party.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of September 30, 2007. On September 30, 2007, we provided a guarantee for a non-related party, Nanjing Special Metal Equipment Co., Ltd., of one-year short-term bank loans with Evergrowing Bank with a maturity of August 6, 2010. We also provided a guarantee for another non-related party, Hunan Reshine New Material Ltd. The maximum amount of our exposure for these guarantees were $6.7 million at September 30, 2007.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically six to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended September 30, 2007.

We have a long term bank loan of $13.3 million maturing on December 26, 2010 with Shenzhen Branch, China Development Bank with three installments payable under which we have outstanding borrowings; the interest rate we pay on this long term loan is benchmark rate of the People’s Bank of China for three- to five- year long-term loans. In addition, we have a RMB 200 million (approximately $26.6 million) long-term loan agreement with Shenzhen Eastern Branch, Agricultural Bank of China, which became effective on December 18, 2006. The long-term loan may be drawn at any time within five years from the effective date of the agreement and will mature five years after it is drawn. The term loan, when drawn, will carry a floating interest rate of 90% of The People’s Bank of China benchmark rate. As of September 30, 2007, we had borrowed $16.0 million under this loan agreement. This loan comprises a borrowed amount of $5.3 million with a current interest rate of 5.832% and repayable on January 25, 2012, and a borrowed amount of $10.7 million with a current interest rate of 6.237%, payable in three installments of $2.7 million on January 25, 2010, $6.7 million on January 25, 2011, and $1.3 million on January 25, 2012, respectively.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at September 30, 2007, would decrease net income before provision for income taxes by approximately $1.2 million or 190.5% for the fiscal year ended September 30, 2007. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 72.4% of our revenues and 98.2% of our costs and expenses for the year ended September 30, 2007 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.6% of our assets except for cash were denominated in RMB as of September 30, 2007. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $5.9 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2007. As of September 30, 2007, our accumulated other comprehensive income was $9.9 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of September 30, 2006 and September 30, 2007, the carrying amount of property, plant and equipment, net was $109.4 million and $145.1 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2006 and September 30, 2007, we had not charged off any balances as we had yet to exhaust all means of collection.

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

Pursuant to SFAS 123R, we have recognized compensation costs of $2,559,000 in relation to stock-based award to our employees and non-employee directors in fiscal year 2007 as an increase in both the operating costs and shareholder’s equity.

Changes in Accounting Standards

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective for us on October 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The management is in the process of evaluating this interpretation and therefore has not yet determined the impact that FIN 48 will have on the Company’s financial statements upon adoption.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is in the process of evaluating the impact SFAS 157 will have on the Company’s consolidated financial statements upon adoption.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS No. 159 are effective for our fiscal year beginning on October 1, 2008. Our management is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company has adopted SAB No. 108 and considers it to have no material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

Exchange Rates

The financial records of Shenzhen BAK, BAK Electronics and BAK Tianjin are maintained in Renminbi. In order to prepare our financial statements, we have translated amounts in Renminbi into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income (loss) in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in Renminbi and translated into U.S. dollars were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in Renminbi into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2007	2006	2005
Balance sheet items as of September 30	7.5108	7.9087	8.0920
Amounts included in the statement of income and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the years ended September 30	7.7127	8.0286	8.2413

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

Quarterly Financial Results

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

	Sep 30 2007	June 30 2007	Mar 31 2007	Dec 31 2006	Sep 30 2006	June 30 2006	Mar 31 2006	Dec 31 2005
	USD (in thousands, except percentage) / Unaudited
Revenues	43,772	29,477	29,529	43,082	46,108	33,397	38,220	26,104
Cost of revenues	37,571	24,415	23,383	34,885	34,292	24,899	25,977	19,028

Gross Profit	6,201	5,063	6,146	8,197	11,816	8,498	12,243	7,076
Gross Profit ratio	14.2%	17.2%	20.8%	19.0%	25.6%	25.4%	32.0%	27.1%
Research and development costs	1,274	1,118	928	637	1,499	477	464	495
Sales and marketing expenses	1,424	1,165	1,064	1,042	1,512	1,041	1,297	1,205
General and administrative expenses	3,070	4,189	2,152	2,961	2,921	1,962	2,026	2,162
Operating income/ (loss)	433	(1,409)	2,002	3,557	5,884	5,018	8,456	3,214
Finance costs	2,089	1,069	1,164	901	895	297	515	181
Other (income) /expenses	(329)	90	240	(932)	166	1	34	4
Gain on trading securities	-	-	-	-	-	-	-	279

Income / (Loss) before income taxes	(1,327)	(2,570)	598	3,588	4,823	4,720	7,907	3,308
Income taxes expenses / (benefit)	(477)	120	158	5	81	43	353	116

Net Income/(Loss)	(850)	(2,690)	440	3,583	4,742	4,677	7,554	3,192

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

As disclosed in our current report on Form 8-K filed with the SEC on August 4, 2006, as amended on August 16, 2006, we appointed KPMG on May 15, 2006 as our independent registered public accounting firm to replace Schwartz Levitsky Feldman LLP. This current report on Form 8-K is hereby incorporated herein by reference.

As disclosed in our current report on Form 8-K filed with the SEC on April 3, 2007, as amended on April 11, 2007 and April 17, 2007, on March 28, 2007 we dismissed KPMG as our independent registered public accounting firm and appointed PKF as our independent registered public accounting firm, in each case effective April 1, 2007. These current reports on Form 8-K are hereby incorporated by reference herein. As stated in our current report on Form 8-K, as amended, during the period of KPMG’s engagement as the Company’s principal accountants, beginning May 15, 2006, through March 31, 2007, there were no (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference in connection with their opinion to the subject matter of the disagreement or (2) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K, except that KPMG advised the Company and its subsidiaries (the “Group”) of certain material weakness in its internal controls over financial reporting, which were reported by the Company under Item 9A. “Controls and Procedures” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “2006 Form 10-K”), to the effect that the Company had an insufficient complement of personnel, including in senior management, with a level of accounting knowledge, experience and training in the application of U.S. GAAP and did not implement adequate supervisory review to ensure that the consolidated financial statement were prepared in conformity with U.S. GAAP. The lack of sufficient personnel with such accounting knowledge, experience and training contributed to the following material weaknesses in the Group’s (i) accounting for capitalization of interest costs, and the related recognition of property, plant and equipment and depreciation expense; (ii) accounting for deferred taxes under U.S. GAAP, in particular the identification and measurement of differences between the respective tax and financial reporting bases of certain assets and liabilities and the determination of the applicable income tax rate to ensure that deferred taxes were accurately presented in the Group’s consolidated financial statements; (iii) accounting for the share-based compensation, in particular the accounting for cancellation and replacement of certain option grants and the classification of the associated share-based compensation expense in the consolidated statement of income and comprehensive income; (iv) calculation of earnings per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share,” in particular the identification of dilutive instruments in the calculation of diluted earnings per share; (v) accounting for the complete and accurate recognition of construction in progress assets; and (vi) accounting for construction in progress assets and the determination of depreciation expense when the assets are ready for their intended use.

As further previously disclosed in our current report on Form 8-K filed April 3, 2007, as amended, the audit report, dated August 22, 2006, of KPMG on the consolidated financial statements of the Group as of September 30, 2005 and 2004 and for the three-year period ended September 30, 2005, which was included in Amendment No. 3 to Form 10-KSB/A for the fiscal year ended September 30, 2005, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: KPMG’s report contained a separate paragraph stating that “As described in Note 3 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheets as of September 30, 2004 and 2005 and the related consolidated statements of income and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005, which were previously audited by other independent accountants, to correct certain accounting errors that were detected after the original issuance of those consolidated financial statements.” The audit report, dated December 8, 2006, of KPMG on the consolidated financial statements of the Group as of and for the fiscal years ended September 30, 2006 and 2005, which was included in the 2006 Form 10-K, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: KPMG’s report contained a separate paragraph stating that “As discussed in note 2(q) to the consolidated financial statements, on October 1, 2005, the Group adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share-Based Payment”, using the modified prospective method, representing a change in the Group’s method of accounting for stock-based compensation.” The audit report of KPMG on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of September 30, 2006, which is included in the 2006 Form 10-K, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that KPMG’s report indicates that the Group did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of material weaknesses, including those set forth above, described in such report and elsewhere in the 2006 Form 10-K.

As further previous disclosed in our current report on Form 8-K filed April 3, 2007, as amended, the Company provided KPMG with a copy of the disclosures in such Form 8-K, as amended, and requested that KPMG furnish a letter, pursuant to Item 304(a)(3) of Regulation S-K, addressed to the Securities and Exchange Commission stating whether or not it agreed with that disclosure. The Company filed this amendment to such Form 8-K, as amended by the Form 8-K/A filed April 17, 2007, to provide a copy of the letter received from KPMG, which was attached thereto as Exhibit 16 and is incorporated herein by reference.

As further previous disclosed in our current report on Form 8-K filed April 3, 2007, as amended, during the Company’s two most recent fiscal years ended September 30, 2005 and 2006, and in the subsequent interim period through March 31, 2007, the Company did not consult with PKF regarding (1) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (2) any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported during the year and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and published financial statements.

As of September 30, 2007, our Management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. As of the date of this assessment, our management concluded that through the ongoing remediation efforts from last year, the Company was able to correct numerous internal controls deficiencies. However, these remediation efforts, individually and in the aggregate, were insufficient to fully eliminate those weaknesses that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting in fiscal year 2007.

As a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007, at the reasonable assurance level.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of September 30, 2007:

Entity Level Material Weakness - Control Environment

We did not maintain effective controls over the financial reporting processes due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial requirements. Additionally, our senior management lacked an adequate level of accounting knowledge, experience and training in the application of U.S. GAAP, and did not implement adequate and proper supervisory review to ensure the consolidated financial statements were prepared in conformity with U.S. GAAP and with SEC requirements.

Process Level Material Weakness - Procedures and Transactions

We did not maintain adequate procedures to properly account for deferred taxes under U.S. GAAP. Specifically, we did not have effective control procedures over the identification and measurement of differences between the respective tax and financial reporting bases of certain assets and liabilities and the determination of the applicable income tax rate to ensure that deferred taxes were accurately presented in our consolidated financial statements. This material weakness resulted in a material adjustment to our preliminary consolidated financial statements as of September 30, 2007. The need for this adjustment was initially identified by our external auditor and subsequently implemented by our management.

As a result of the existence of these material weaknesses, our chief executive officer and chief financial officer have concluded that our company did not maintain effective control over financial reporting as of September 30, 2007, based on the criteria in Internal Control - Integrated Framework.

Our independent registered public accounting firm, PKF, has issued an audit report on our assessment of our internal control over financial reporting. Their audit report is included therein.

(c)	Remediation Measures for Material Weaknesses

To remediate the material weaknesses described above in “Management’s Report on Internal Control Over Financial Reporting”, we have begun to take steps to remediate them, and plan to implement the new measures described below in our ongoing efforts to address the internal control deficiencies described above.

We plan to further develop policies and procedures governing the hiring and training of personnel to better assure sufficient personnel with the requisite knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. We plan to utilize qualified accounting advisors and supervisors to ensure that our staff has adequate professional knowledge and to monitor the need for additional or better-qualified staff. In addition, we plan to utilize appropriate training programs on accounting principles and procedures to better ensure the adequacy of our accounting and finance personnel.

We plan to continue to develop our corporate culture toward emphasizing the importance of internal controls and to ensure that all personnel involved in maintaining proper internal controls recognize the importance of strictly adhering to accounting principles accepted in the United States of America.

We plan to provide additional training to the Company’s internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures. In addition, one of our employees has assumed the full-time position of Director of Internal Audit and will be responsible for compliance with internal controls.

We also plan to further enhance the self-assessment of our internal control over financial reporting by increasing our periodic independent testing, which would evaluate the adequacy of the design and effectiveness of our internal control procedures.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
China BAK Battery, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that China BAK Battery, Inc. and its subsidiaries (the “Group”) did not maintain effective internal control over financial reporting as of September 30, 2007, because of the effects of the material weaknesses identified in management’s assessment based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Group’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of September 30, 2007:

Entity Level Material Weakness - Control Environment

The Group did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the Group’s financial requirements. Additionally, the Group’s senior management lacked an adequate level of accounting knowledge, experience and training in the application of U.S. GAAP, and did not implement adequate and proper supervisory review to ensure the consolidated financial statements were prepared in conformity with U.S. GAAP and with SEC requirements.

Process Level Material Weakness - Procedures and transactions

The Group did not maintain adequate procedures to properly account for deferred taxes under U.S. GAAP. Specifically, the Group did not have effective controls procedures over the identification and measurement of differences between the respective tax and financial reporting bases of certain assets and liabilities and the determination of the applicable income tax rate to ensure that deferred taxes were accurately presented in the Group’s consolidated financial statements. This material weakness resulted in a material adjustment to the Group’s preliminary consolidated financial statements as of September 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Group. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Group’s consolidated financial statements as of and for the year ended September 30, 2007, and this report does not affect our report dated December 11, 2007 on those consolidated financial statements, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Group did not maintain effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Group has not maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by COSO.

PKF
Certified Public Accountants
Hong Kong, China
December 11, 2007.

Item 9A(T). Controls and Procedures.

Not applicable.

Item 9B.  Other Information.

1.	Short-Term Loan Agreements

During the three months ended September 30, 2007, we repaid four short-term bank loans totaling $34.0 million, entered into seven short-term bank loan agreements totaling $55.3 million, and borrowed $2.7 million under a long-term bank loan credit facility. The seven new short-term bank loan agreements provide for monthly interest payments at annual interest rates from 5.85% to 7.722%, with principal repayments at maturities during the second, third and fourth quarter of fiscal 2008. These debt arrangements are generally guaranteed by Mr. Xiangqian Li, our chairman, president, and chief executive officer. The four repaid loan agreements were with Agricultural Bank of China and Bank of China, and the seven new short-term bank loan agreements are with Agricultural Bank of China, Shenzhen Development Bank, Bank of China, and Shenzhen Commercial Bank.

Summaries of the loan agreements with Agricultural Bank of China are included as Exhibits 10.41 and 10.42 to this Report and are hereby incorporated by reference herein. The loan certificates under which the other six new loans were made are included as Exhibits 10.43 through 10.48 to this Report and are hereby incorporated by reference herein.

2.	Settlement Agreement

As described in our Current Report on Form 8-K filed November 6, 2007, on October 22, 2007, the Company entered into a Delivery of Make Good Shares, Settlement and Release Agreement (the “Settlement Agreement”) with Mr. Xiangqian Li and BAK International. As previously disclosed, Mr. Li was a party to a certain Escrow Agreement (the “Escrow Agreement”), dated January 20, 2005. Pursuant to the Escrow Agreement, Mr. Li placed 2,179,550 shares of common stock of the Company that he owned at such date into escrow for the benefit of certain investors who purchased shares of common stock of the Company in a private placement in January 2005 in the event that the Company failed to satisfy certain “performance thresholds,” as defined in the Escrow Agreement. The Company’s originally reported net income for the fiscal year ended September 30, 2005 exceeded the performance threshold established for such period; accordingly, 50% of the shares placed in escrow by Mr. Li, or 1,089,775 shares, were released to Mr. Li pursuant to the Escrow Agreement’s terms.

A subsequent event required recognition by the Company of a compensation charge in connection with the release of the escrowed shares back to Mr. Li, which would have caused the Company’s net income for fiscal year 2005 to fall below the performance threshold. As a result, based on Mr. Li’s understanding that the investors in the January 2005 share issuance would therefore become entitled to the 1,089,775 shares released to him, Mr. Li undertook on August 21, 2006 to transfer those shares to such investors on a pro rata basis. Notwithstanding this undertaking, however, the 1,089,775 shares were not delivered to such investors.

Pursuant to the Settlement Agreement, Mr. Li agreed to deliver the 1,089,775 shares to BAK International; BAK International in turn agreed to deliver the shares to the Company. Upon receipt of these shares, the Company agreed to release all claims and causes of action against Mr. Li and certain other persons regarding the shares. On October 25, 2007, the 1,089,775 shares were delivered to the Company, and such shares are now held as treasury shares. Under the terms of the Settlement Agreement, the Company is obligated to commence negotiations with the investors who participated in the Company’s January 2005 private placement in order to achieve a complete settlement of BAK International’s obligations (and the Company’s obligations to the extent it has any) under the applicable agreements with such investors.

This description of the terms of the Settlement Agreement and the Escrow Agreement is qualified by reference to the provisions of these agreements. The Settlement Agreement is incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed November 6, 2007. The Escrow Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 21, 2005.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table provides information about our executive officers and directors and their respective ages and positions as of September 30, 2007. The directors listed below will serve until our next annual or special meeting of stockholders at which directors are elected. Effective December 8, 2006, Article V of our articles of incorporation was amended so that the number of our directors shall be determined in accordance with our bylaws instead of in accordance with the provisions contained in our articles of incorporation.

	Age	Position Held

Xiangqian Li	38	Chairman, President and Chief Executive Officer
Tony Shen	40	Chief Financial Officer, Secretary and Treasurer
Huanyu Mao	55	Director, Chief Operating Officer and Chief Technical Officer
Richard B. Goodner	60	Director
Charlene Spoede Budd	68	Director
Chunzhi Zhang	45	Director
Yongbin Han	37	Vice President
Xinggang Cao	33	Vice President
Kenneth G. Broom	52	Vice President

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

Tony Shen has served as our chief financial officer, company secretary and treasurer since August 3, 2007. Mr. Shen joined the Company as Vice President of Strategic Development in May 2007. Prior to joining us, Mr. Shen was Acting CFO at eLong Inc. (NASDAQ: LONG) from 2006 to 2007. Prior to eLong, Mr. Shen was at China Netcom and its affiliated companies from 2003 to 2005, where he served as CFO and Vice President of Finance for Joyzone Networks, an affiliate of China Netcom, and as General Manager of Overseas Investment Management, China Netcom International. Prior to joining China Netcom, Mr. Shen served in several senior finance roles at Solectron Corporation in the United States from 1999 to 2003. Mr. Shen received a BE in Electrical Engineering from Tsinghua University and an MBA from Columbia Business School.

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

Charlene Spoede Budd, PhD, CPA, CMA, CFM, PMP, has served as our director since June 25, 2007. Ms. Budd is Professor Emeritus of Accounting at Baylor University, where she was a professor and Emerson O. Henke Chair of Accounting from 1993 through 2005, and where she has taught graduate management accounting, graduate project management, and other classes since 1973. She received her PhD in business administration from The University of Texas-Austin and her MBA and undergraduate degrees from Baylor University. She holds certifications as a CPA, CMA, CFM, PMP, and in all six professional categories of the theory of constraints. Currently, Ms. Budd also serves as Chair, Business Environment & Content Subcommittee, of the American Institute of Certified Public Accountants (AICPA) and the Chair, Finance & Metrics (F&M) Committee of the Theory of Constraints International Certification Organization (TOC-ICO).

Chunzhi Zhang has served as our director since June 25, 2007. Since mid-2005, Mr. Zhang has served as General Manager of AASTOCKS.com, Ltd., Shenzhen Branch, an online stock investment service operating in China. From 2003 through mid-2005, Mr. Zhang served as General Manager of Shenzhen Sharemax Management Co., Ltd, where he was involved in brokerage of Hong Kong-listed stocks, asset management and managing venture capital projects. From 1998 through 2003, Mr. Zhang served as General Manager of Haixing Security Brokage Co., Ltd, Shenzhen Branch, involved in securities trading and asset management. Prior to joining Haixing Security Brokerage, from 1985 through 1996, Mr. Zhang served as Manager for China Resources Holding Co., Ltd., an import/export company. Mr. Zhang received his bachelor degree in Economy from Jilin University in 1985.

Yongbin Han has served as our vice president of investments since October 1, 2007. Mr. Han served as our vice president of finance from August to October 2007, our chief financial officer and company secretary from January 2005 to August 2007, and our treasurer from August 2005 to August 2007. He has been the vice president of Shenzhen BAK since April 2003. Prior to joining us, Mr. Han served as deputy general manager of Huaruan Technology from January 2002 to April 2003 and as department manager of Zhonghongxin Jianyuan Accounting Firm, a PRC certified public accounting firm, from July 1995 to July 2001. Mr. Han received a bachelor’s degree in accounting from the Changchun Tax Institute, China. Mr. Han is a PRC certified public accountant and certified tax agent.

Kenneth G. Broom has served as our vice president of international OEM Business since October 1, 2007. From January 2007 to September 2007, he worked as Vice President of Technology for BAK Canada. Prior to joining us, Mr. Broom served as executive vice president of E-One Moli Energy (Canada) Limited (“E-One”), the only high volume manufacturer of cylindrical lithium-ion rechargeable cells in North America, from 2003 to 2007. He was also General Manager of Operations of E-One from 1992 to 2003; while in this role, he managed equipment and product design. He is a member of the Association of Professional Engineers and Geoscientists of B.C. Mr. Broom received a bachelor’s degree in chemical engineering from the University of Waterloo.

Xinggang Cao has served as our vice president of China Business since October 1, 2007. Mr. Cao served as the deputy general manager of our prismatic cells unit from March to September 2007, and as the director of our sales department from September 2006 to March 2007. From May 2003 to September 2006, he served as the manager of our domestic sales department. Mr. Cao received a master’s degree in business administration from Jilin University.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors has been subject to any legal proceedings in the past five years and that may adversely affect his or her ability and/or integrity to serve as our director.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in 2006 and 2007, except as follows: (i) late Form 4 reports filed by each of Houde Liu and Shuquan Zhang on October 23, 2006 and filed by Yanlong Zou on October 20, 2006 to report the cancellation of a stock option grant on September 28, 2006 of 50,000 shares of common stock pursuant to a termination and release agreement entered into between us and each of Houde Liu, Shuquan Zhang and Yanlong Zou; (ii) late Form 3 reports filed by each of Joseph R. Mannes, Richard B. Goodner and Jay J. Shi on October 25, 2006, in each case to report appointment as our director on May 12, 2006; (iii) late Form 4 reports filed by each of Joseph R. Mannes, Richard B. Goodner and Jay J. Shi on October 25, 2006 to report the grant of 5,000 restricted shares of our common stock pursuant to our Compensation Plan for Nonemployee Directors, adopted by us on May 12, 2006; (iv) late Form 4 report filed by Xiangqian Li on April 2, 2007, to report the release of 1,089,775 shares of common stock from escrow to investors pursuant to an escrow agreement between Mr. Li and such investors; (v) late Form 4 reports filed by each of Houde Liu, Yanlong Zou, Shuquan Zhang and Yongbin Han on April 2, 2007 to report the grant of 34,142, 34,142, 34,142 and 136,566 shares of restricted stock, respectively, on December 26, 2006; and (vi) late Form 3 report filed by Zhongyi Deng on April 3, 2007 to report his appointment as our Vice-President of Business Development.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The committee members are Richard B. Goodner, Charlene Spoede Budd and Chunzhi Zhang.

Audit Committee Financial Expert

The Board of Directors has determined that we have an audit committee financial expert serving on our audit committee. Our audit committee financial expert is Charlene Spoede Budd. Ms. Budd has been “independent” as that term is defined under the Nasdaq listing standards at all times during her service on our audit committee.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Compensation Philosophy

Our executive compensation philosophy is to align the interests of executive management with shareholder interests and with our business strategy and success, through an integrated executive compensation program that considers short-term performance, the achievement of long-range strategic goals and growth in total shareholder value. The key elements of executive compensation are competitive base salary, annual incentive opportunities and equity participation. The aggregate compensation package is designed to attract and retain individuals critical to the long-term success of the Company, to motivate these persons to perform at their highest levels, and to reward exceptional performance.

The compensation of our executive officers is determined by the Compensation Committee of the Board. The Chief Executive Officer reviews and revises compensation proposals prepared by Human Resources and presents his recommendations to the Compensation Committee for the Committee’s ultimate review and approval. The Chief Executive Officer does not participate in Compensation Committee meetings and is not involved in decisions relating to his own compensation.

Elements of Compensation

Base Salary. Base salary levels for executive officers are set forth in their individual employment agreements, and are reflected in the Summary Compensation Table below. The Compensation Committee considered the total compensation paid by other manufacturing companies in Shenzhen, China to persons holding equivalent positions in setting base salary levels. However, the Compensation Committee did not conduct a peer group compensation analysis or target any particular compensation level in establishing the base salaries for named executive officers.

Mr. Broom’s fiscal year 2007 salary is considerably higher than the salary of the other named executive officers because of the Company’s desire to attract executives with appropriate experience. In setting Mr. Broom’s salary, the Compensation Committee considered Mr. Broom’s twenty-three years of experience in the li-on battery industry as well as the level of compensation Mr. Broom received from his previous employer.

The Compensation Committee believes that any increases in base salary should be based upon a favorable evaluation of individual performance relative to individual goals, the functioning of the executive’s team within the corporate structure, success in furthering the corporate strategy and goals, individual management skills and responsibilities, demonstrated loyalty, and the Company’s commitment to attract and retain executives. We expect that our Compensation Committee will reward superior individual and company performance with commensurate cash and other compensation. Because each of the employment agreements was entered into in fiscal year 2007, the Compensation Committee did not increase base salary during the fiscal year. Salary will next be reviewed when the Compensation Committee deems appropriate, but the Compensation Committee will not review salary more frequently than on an annual basis.

Bonuses. Executives are eligible to receive a discretionary bonus pursuant to the terms of their respective employment agreements. However, in fiscal 2007 we did not set any performance targets and no discretionary bonuses were paid because the Company’s performance did not meet the management’s total satisfaction. If our Compensation Committee determines to do so in the future, bonuses may be paid on an ad hoc basis to recognize superior performance. If the Compensation Committee determines to provide bonus compensation as a regular part of our executive compensation package, it will establish performance goals for each of the executive officers and maximum bonuses that may be earned upon attainment of such performance goals.

Equity Incentives. Named Executive Officers are eligible for equity awards in the form of stock options and restricted stock under our 2005 stock option plan. Equity awards are granted at the discretion of the Compensation Committee. The size of an award to any individual, including named executive officers, depends on individual performance, salary level and competitive data, and the impact that such employee’s productivity may have on shareholder value over time. In addition, in determining the number of stock options or shares of restricted stock granted to each named executive officer, the Compensation Committee considers the future benefits potentially available to the named executive officers from existing awards. The number of options or restricted shares granted depend in part on the total number of unvested options and restricted shares deemed necessary to provide an incentive to that individual to remain with the Company for the long-term.

In fiscal year 2007, with the goals of aligning the interest of the Company and our employees, retaining superior personnel for positions of substantial responsibility, and promoting the growth and prosperity of the Company, (1) the Compensation Committee approved the cancellation of options previously granted to employees, including Mr. Han, who are residents of the PRC, and granted restricted stock as replacement awards to the employees whose options had been terminated and who continued to be employed by the Company, and (2) granted stock options to Mr. Shen and Mr. Broom in connection with their employment with the Company. The restricted stock award to Mr. Han and the stock option grants to Mr. Shen and Mr. Broom are reflected in the Grants of Plan-Based Awards Table below.

We have no program, plan or practice of granting equity awards that coincide with the release by the Company of material non-public information.

We seek to further align management and shareholder interests by giving to executives an equity interest in our company, the value of which depends upon stock performance. The Committee believes that using restricted stock as part of the overall equity awards program better aligns the interest of management and shareholders as restricted stock closely replicates the economic characteristics of capital stock.

Retirement Benefits. Currently, we do not provide any company-sponsored retirement benefits or deferred compensation programs to any employee, including the named executive officers, (other than a mandatory state pension scheme in which all of our employees in China participate) because it is not customary to provide such benefits and programs in China.

Perquisites. Historically, we have provided our named executive officers with minimal perquisites and other personal benefits that we believe are reasonable. We do not view perquisites as a significant element of compensation, but do believe they can be useful in attracting, motivating and retaining the executive talent for which we compete.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE

Richard B. Goodner Charlene Spoede Budd Chunzhi Zhang

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2007

The following table provides information regarding the compensation for each person serving as a principal executive officer or a principal financial officer of the Company during the year ended September 30, 2007, and the other most highly compensated officers during that period whose compensation exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($)(1)		Total ($)
Xiangqian Li, President, Chief Executive Officer	2007	31,953	-	-		31,953
Tony Shen, Chief Financial Officer (2)	2007	8,521	-	74,095		82,616
Yongbin Han, Former Chief Financial Officer (3)	2007	25,563	233,503	-		259,066
Huanyu Mao	2007	27,655	-	257,391	(4)	319,855
Kenneth G. Broom	2007	186,904	-	12,913		199,817

(1)
The amounts represented in the stock and option awards columns reflect the compensation expense recognized by the Company in fiscal year 2007 determined pursuant to SFAS 123R, and no forfeitures are assumed. The assumptions used to calculate the value of option and restricted stock awards are set forth under Note 18 of the Notes to Consolidated Financial Statements. Also see “Grants of Plan-Based Awards Table” for more detail regarding equity grants to named executive officers in fiscal year 2007.

(2)	As of August 3, 2007.

(3)	Resigned August 3, 2007, as Chief Financial Officer. Mr. Han is currently the Company’s Vice President of Investment.

(4)	This amount reflects the compensation expense recognized by the Company in fiscal year 2007 determined pursuant to SFAS 123R related to the May 16, 2005 award of stock options to Mr. Mao.

Summary of Employment Agreements

The base salary shown in the Summary Compensation Table is described in each named executive officer’s respective employment agreement. The material terms of those employment agreements are summarized below.

With the exception of Mr. Broom, the named executive officers entered into the Company’s standard employment agreement. On December 20, 2006, Shenzhen BAK Battery Co. Ltd. entered into a non-standard employment agreement with Mr. Broom in connection with his employment in Canada as Executive Vice President for BAK Canada Ltd. Mr. Broom’s employment agreement entitles him to a grant of 100,000 stock options, an allowance for monthly car expenses, and the cost of legal representation and indemnification for damages in the event Mr. Broom’s prior employer files any claims or demands against him relating to his employment with the Company. In the event the Company terminates Mr. Broom’s employment without cause prior to the expiration of the two-year term of the agreement, he is entitled to a lump sum payment or salary continuation equal to the amount he would have received had no termination occurred. Neither the Company nor Mr. Broom have incurred any legal costs or damages relating to Mr. Broom’s former employment.

Material Terms of Standard Employment Agreement. With the exception of Mr. Li, who has a three-year employment agreement, we entered into two-year employment agreements with Messrs. Mao, Shen, and Han. We entered into the employment agreement with Messrs. Li, Mao, and Han on June 30, 2006, and with Mr. Shen on May 13, 2007.

Our standard employment agreement permits us to terminate the executive’s employment for cause, at any time, without notice or remuneration, for certain acts of the executive, including but not limited to a conviction or plea of guilty to a felony, negligence or dishonesty to our detriment and failure to perform agreed duties after a reasonable opportunity to cure the failure. An executive may terminate his employment upon one-month written notice if there is a material reduction in his authority, duties and responsibilities or if there is a material reduction in his annual salary before the next annual salary review. Furthermore, we may terminate the executive’s employment at any time without cause by giving a one-month advance written notice to the executive officer. If we terminate the executive’s employment without cause, the executive will be entitled to a termination payment of up to three months of his or her then base salary, approximately $6,391 to $7,988, depending on the length of such executive’s employment with us. Specifically, the executive will receive salary continuation for: (i) one month following a termination effective prior to the first anniversary of the effective date of the employment agreement; (ii) two months following a termination effective prior to the second anniversary of the effective date; and (iii) three months following a termination effective prior to or any time after the third anniversary of the effective date. The employment agreements provide that the executive will not participate in any severance plan, policy, or program of the Company.

Our standard employment agreement contains customary non-competition, confidentiality, and non-disclosure covenants. Each executive officer has agreed to hold, both during and after the employment agreement expires or is earlier terminated, in strict confidence and not to use, except as required in the performance of his duties in connection with the employment, any confidential information, technical data, trade secrets and know-how of our company or the confidential information of any third party, including our affiliated entities and our subsidiaries, received by us. The executive officers have also agreed to disclose in confidence to us all inventions, designs and trade secrets which they conceive, develop or reduce to practice and to assign all right, title and interest in them to us. In addition, each executive officer has agreed to be bound by non-competition restrictions set forth in his or her employment agreement. Specifically, each executive officer has agreed not to, while employed by us and for a period of one year following the termination or expiration of the employment agreement,

—	approach our clients, customers or contacts or other persons or entities, and not to interfere with the business relationship between us and such persons and/or entities;

—	assume employment with or provide services as a director for any of our competitors, or engage in any business which is in direct or indirect competition with our business; or

—	solicit the services of any of our employees.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2007

The following table sets forth information regarding grants of awards to named executive officers during the year ended September 30, 2007:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Tony Shen (2)	May 13, 2007	-	80,000	$3.35	162,400	$3.35
Kenneth G. Broom (3)	June 25, 2007	-	100,000	$3.268	222,000	$3.35
Yongbin Han (4)	December 26, 2006	136,566	-	-	583,094	$6.25

(1)	Grants under the 2005 stock option plan are also described in the Outstanding Equity Awards at Fiscal Year-End Table below.

(2)
On June 25, 2007, in connection with joining the Company, Mr. Shen was granted an option to purchase 80,000 shares of Common Stock at a price of $3.35, the closing price on the grant date. The options will fully vest over two years with 10,000 shares vested at the end of each quarter starting from May 13, 2007. The first vesting date is June 30, 2007. The expiration date of the option is May 13, 2012.

(3)
On June 25, 2007, in accordance with the terms of his employment agreement, Mr. Broom was granted an option to purchase 100,000 shares of Common Stock at an exercise price of $3.268, the average closing price per share of the Company’s common stock for the five consecutive NASDAQ trading days immediately preceding the grant date. The exercise price was determined in accordance with the 2005 stock option plan, which permits fair market value to be determined at the discretion of the administering committee based on reported sales over a ten business day period ending on the grant date. Any unvested portion of the option is subject to forfeiture if Mr. Broom is no longer employed by the Company. The option vests and becomes exercisable beginning July 1, 2008, as follows: On July 1, 2008, 25% of such option shall vest and shall no longer be subject to forfeiture; on July 1, 2009, the second 25% of such option shall vest and shall no longer be subject to forfeiture; on July 1, 2010, the third 25% of such option shall vest and shall no longer be subject to forfeiture; on July 1, 2011, the final 25% of such option shall vest and shall no longer be subject to forfeiture, in each case so long as Mr. Broom remains employed by the Company. The expiration date of the option is July 1, 2012.

(4)
Mr. Han was granted 136,566 shares of restricted stock on December 26, 2006 as a replacement for 200,000 stock options that were cancelled on September 28, 2006. Forty percent of the restricted stock award vested on July 1, 2007. An additional 30% of the restricted stock will vest on January 1, 2008, and the remaining 30% of the restricted stock will vest on July 1, 2008. Any unvested portion of the restricted shares is subject to forfeiture if Mr. Han is no longer employed by the Company. The Grant Date Fair Value column reflects the full amount of the incremental fair value of the replacement award determined in accordance with SFAS 123R. Fair value of the replacement awards approximated that of Mr. Han’s terminated stock options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

The following table sets forth the equity awards outstanding at September 30, 2007 for each of the named executive officers.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Huanyu Mao (1)	80,000	120,000	$6.25	May 16, 2011	-	-
Tony Shen (2)	20,000	60,000	$3.35	May 13, 2012	-	-
Kenneth G. Broom (2)	-	100,000	$3.268	July 1, 2012	-	-
Yongbin Han (2)	-	-	-	May 16, 2011	81,940	512,123

(1)	Mr. Mao was granted an option to purchase 200,000 shares of Common Stock on May 16, 2005, at a price of $6.25, the closing price of the Common Stock on the date of grant, 40% of which vested on July 1, 2007. An additional 30% of the option shall vest on January 1, 2008, and the remaining 30% of the option shall vest on July 1, 2008. Any unvested portion of the option is subject to forfeiture if Mr. Mao is no longer employed by the Company. The expiration date of the option is May 16, 2011.

(2)	Vesting terms are provided in the footnotes to the Grants of Plan Based Awards table above.

OPTION EXERCISES AND STOCK VESTED - 2007

The following table includes information with respect to the named executive officer’s stock awards that vested during the year ended September 30, 2007. None of our named executive officers exercised options during the year ended September 30, 2007.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Yongbin Han	54,626	341,415

Potential Payments Upon Termination or Change in Control

We do not have change in control or severance agreements with our named executive officers. However, (i) each named executive officer’s employment agreement provides a payment to the named executive officer on account of the Company’s termination of his employment without cause and (ii) the 2005 stock option plan provides that all outstanding options will automatically accelerate and become fully exercisable upon a change in control, except to the extent those options are to be assumed or replaced by the successor company. In addition, the committee administering the 2005 stock option plan has the authority to accelerate vesting of the shares of common stock subject to outstanding options held by any optionee in connection with the involuntary termination of that individual’s employment within 18 months following a change in control in which the options are assumed or replaced.

The following table reflects amounts payable to our named executive officers (1) assuming their employment was terminated without cause on September 30, 2007 and (2) assuming a change in control on September 30, 2007 or involuntary termination within 18 months of a change in control.

Name	Termination Without Cause ($)		Change in Control (1)($)
Xiangqian Li	5,326	(2)	-
Tony Shen	2,130	(3)	354,400
Yongbin Han	4,261	(2)	-
Huanyu Mao	4,793	(2)	306,000
Kenneth G. Broom	343,894	(4)	451,200

(1)
Amounts in this column reflect the value of unvested options that would be accelerated upon (i) a change of control if the options are not assumed by the successor corporation and (ii) involuntary termination within 18 months following a change in control in which the named executive officer’s options were assumed or replaced. Amounts are calculated based on (i) the difference between (a) the closing market price of a share of the Company’s common stock on September 30, 2007 and (b) the exercise price per share for an option grant (ii) multiplied by the number of shares subject to the option grant. There is no acceleration of restricted shares.

(2)
In accordance with their employment agreements, Messrs. Li, Han, and Mao, if terminated without cause on the last day of the fiscal year, the executive would have been entitled to two months of salary continuation.

(3)	In accordance with his employment agreement, Mr. Shen, if terminated without cause on the last day of the fiscal year, would have been entitled to one month of salary continuation.

(4)	The amount is equal to the amount Mr. Broom would be paid if he continued to be employed for the remainder of the term of his employment agreement.

Compensation of Directors

Effective May 9, 2006 our shareholders approved our compensation plan for non-employee directors. Eligible directors are paid approximately $20,000 annually, except that the director with the additional responsibility of chairing the Audit Committees is paid an additional $5,000 annually, in each case subject to adjustments determined by our board from time to time. Each independent director is granted 5,000 restricted shares of our common stock for serving as a director.

On May 12, 2006, we issued 5,000 shares of restricted stock to each of Richard B. Goodner, Joseph R. Mannes and Jay J. Shi as compensation for their services as a director. Messrs. Mannes and Shi resigned as directors on June 25, 2007. Each of Mr. Zhang and Ms. Budd were granted 5,000 shares of restricted Common Stock on June 25, 2007, and on July 17, 2007, Mr. Goodner was granted an additional 5,000 shares of restricted Common Stock. These restricted shares are subject to a one-year vesting schedule, with the first 25% vesting on the grant date, and the remaining 75% vesting in three installments on the last day of each following full quarter. The first 25% of the restricted shares will be issued as fully paid ordinary shares.

DIRECTOR COMPENSATION - Fiscal Year 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Total ($)
Charlene Spoede Budd	25,000	16,750	(2)	41,750
Chunzhi Zhang	20,000	16,750	(2)	36,750
Richard B. Goodner	20,000	79,150	(3)(4)	99,150
Joseph R. Mannes	25,000	57,500	(3)	82,500
Jay J. Shi	20,000	57,500	(3)	77,500

(1) The amounts represented in the stock awards column reflect the compensation expense recognized by the Company in fiscal year 2007 determined pursuant to SFAS 123R, and no forfeitures are assumed. The assumptions used to calculate the value of the restricted stock awards are set forth under Note 18 of the Notes to Consolidated Financial Statements.

(2) Granted 5,000 shares of our restricted Common Stock on June 25, 2007.

(3) Granted 5,000 shares of our restricted Common Stock on May 12, 2006.

(4) Granted 5,000 shares of our restricted Common Stock on July 17, 2007.

Both Mr. Mannes and Ms. Budd received a $25,000 retainer fee because of the added responsibility of serving as the chairperson of our Audit Committee during fiscal year 2007.

We do not maintain a medical, dental or retirement benefits plan for the directors.

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

Compensation Committee Interlocks and Insider Participation

All current members of the Compensation Committee are independent directors, and all past members were independent directors at all times during their service on such Committee. None of the past or present members of our Compensation Committee are present or past employees or officers of ours or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended. None of our executive officers has served on the Board or Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served on our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our 2005 stock option plan as of September 30, 2007. The options shown in column (a) below were granted under our 2005 stock option plan before the effectiveness of any stockholder approval.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights (a)		Weighted-average exercise price of outstanding options, restricted stock warrants rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,363,560	(1)	$4.45	1,282,733	(1)
Equity compensation plans not approved by security holders	-		-	-

Total	2,363,560	(1)	$4.45	1,282,733	(1)

(1)
We granted options to purchase a total of 2,000,000 shares of common stock in May 2005. Of these options, options in respect of 170,000 shares of common stock were cancelled as of October 1, 2005. In the fiscal quarter ended September 30, 2007, options to purchase 30,000 shares of our common stock were cancelled. In each case, the holders of the options terminated their employment with us. On September 22, 2006, the Compensation Committee approved the form of Termination and Release Agreement for cancellation of 1,400,000 shares of stock options granted to the optionees who are residents of the PRC.  The Compensation Committee also consented to adopt the terms and provisions for Restricted Stock Grant Agreement for the issuance of restricted shares and agreed to meet during the first quarter of fiscal year 2007 to determine an appropriate number of shares of restricted stock that will be granted to these optionees under the Plan (“the Replacement Awards”).  Fair value of the Replacement Awards to be granted to each optionee will approximate that of the stock options given up by each optionee. The Replacement Awards are classified as liability-classified awards until such time that the number of shares is determined. On September 28, 2006, options to purchase a total of 1,400,000 shares of our common stock were cancelled pursuant to termination and release agreements signed on that day. On December 26, 2006, pursuant to the restricted stock grant agreements signed between the Company and the respective optionees and based on the closing market price of the Company’s listed common stock on that day, a total of 914,994 shares of restricted stock were granted as Replacement Awards to the employees who gave up their stock options and continued to be employed by the Company on that date pursuant to restricted stock grant agreements. The fair value of the Replacement Awards granted to each optionee approximated that of such employee’s terminated stock options. The Compensation Committee ratified such grants on January 15, 2007. On June 25, 2007, the Company also issued 1,501,500 options to 111 employees pursuant to the 2005 stock option plan. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from June 30, 2007 to February 9, 2012 according to each employee’s respective agreement. The material terms of our 2005 stock option plan are summarized below.

Option Grants In the Last Fiscal Year

We granted options to our executive officers under our 2005 stock option plan in the fiscal years of 2005 and 2007. We did not grant any options to our executive officers in fiscal years 2006.

2005 Stock Option Plan

On May 16, 2005, our board of directors adopted China BAK Battery, Inc. 2005 Stock Option Plan, which was later approved by our stockholders and became effective May 12, 2006. Under the 2005 stock option plan, our board of directors is authorized to grant to our employees, non-employee directors and advisors nonqualified stock options, enabling them to purchase up to 4,000,000 shares of our common stock. The exercise price of options granted pursuant to the 2005 stock option plan must be at least equal to the fair market value of our common stock on the date of the grant. Fair market value is determined at the discretion of the committee (described below) on the basis of reported sales prices for the Company’s common stock over a ten business day period ending on the grant date.

Types of Awards.  We may grant the following types of awards under our 2005 stock option plan:

—	non-qualified stock options

—	restricted stock

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

Automatic Acceleration.  At the time of grant or while the options are outstanding, the committee has discretion to allow automatic acceleration of one or more options upon occurrence of a change-of-control corporate transaction, whether or not our options are assumed or replaced by the successor entity. In addition, the committee may allow automatic acceleration for options if the holder’s service is terminated involuntarily within 18 months after the effectiveness of such corporate transaction.

Option Agreement.  Options granted under our 2005 option plan are evidenced by a non-qualified stock option agreement that sets forth the terms, conditions and limitations for the options granted, including the exercise price, duration of the options and the vesting schedule.

Termination of Employment, Death and Disability.  In the event of termination of services other than for death, disability or misconduct, the unvested portion of the options shall immediately terminate and cease to remain outstanding. If an option holder dies or ceases to provide services to us do to permanent disability, his or her options will become fully exercisable and will remain valid for exercise for a year. If an option holder ceases to provide services to us due to his or her misconduct, all the options held by such person shall immediately terminate, whether vested or unvested.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2007, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

	Amount and Nature of Beneficial Ownership (1)
Name of Beneficial Owner	Number of Shares (2)		Percent of Voting Stock (3)
Xiangqian Li	19,053,887	(4)	38.7%
BAK Industrial Park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China

Huanyu Mao	329,805		*
BAK Industrial Park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China

Tony Shen	30,000		*
BAK Industrial Park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China

Charlene Spoede Budd	5,500		*
99 Air Strip Road Jackson, Georgia 30233 United States

Chunzhi Zhang	5,000		*
Room 1505, Block B Tairan 9th Road Chengongmiao, Futian District Shenzhen F4 518000

Richard Goodner	10,000		*
6608 Emerald Drive Colleyville, TX 76034 United States

Yongbin Han	136,566		*
BAK Industrial Park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China

Xinggang Cao	12,291		*
BAK Industrial Park, No. 1 BAK Street Kuichong Town Longgang District, Shenzhen People’s Republic of China

Kenneth G. Broom	-		-
31061 Gunn Ave. Mission B.C. AI V45157

Directors and executive officers as a group (9 persons)	19,568,039		39.7%

*	Denotes less than 1% of the outstanding shares of common stock

(1)
On September 30, 2007, there were 49,250,853 shares of common stock outstanding and no issued and outstanding preferred stock. Each person named above has the sole investment and voting power with respect to all shares of common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(3)
In determining the percent of voting stock owned by a person on September 30, 2007, (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the shares in the aggregate of common stock outstanding on September 30, 2007, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)
Mr. Li is a party to an Escrow Agreement pursuant to which he agreed to place 2,179,550 shares of his common stock into escrow for the benefit of the new investors relating to the share issuance in January 2005 in the event we fail to satisfy certain “performance thresholds”, as defined in the Escrow Agreement for the fiscal years ending September 30, 2005 and 2006. Our previously reported net income for the fiscal year ended September 30, 2005 exceeded the “performance threshold” for such period; accordingly, 1,089,775 of the shares placed in escrow by Mr. Li were released to Mr. Li. Because the recognition of a compensation charge in connection with the release of the escrowed shares back to Mr. Li would cause our net income for fiscal 2005 to fall below $12.0 million, and based on Mr. Li’s understanding that the investors in the January 2005 share issuance would therefore become entitled to the 1,089,775 shares released to him, Mr. Li undertook on August 21, 2006 to transfer those shares to such investors on a pro rata basis. Notwithstanding this undertaking, however, the 1,089,775 shares were not delivered to such investors. Pursuant to a Delivery of Make Good Shares, Settlement and Release Agreement (the “Settlement Agreement”) entered into among the Company, Mr. Li and BAK International dated October 22, 2007, Mr. Li agreed to deliver the 1,089,775 shares to BAK International; BAK International in turn agreed to deliver the shares to the Company. Upon receipt of these shares, the Company agreed to release all claims and causes of action against Mr. Li and certain other persons regarding the shares. On October 25, 2007, the 1,089,775 shares were delivered to the Company, and such shares are now held as treasury shares. Under the terms of the Settlement Agreement, the Company is obligated to commence negotiations with the investors who participated in the Company’s January 2005 private placement in order to achieve a complete settlement of BAK International’s obligations (and the Company’s obligations to the extent it has any) under the applicable agreements with such investors. The shares listed under Mr. Li in this table do not include the 1,089,775 shares described herein. Mr. Li is also a party to a guarantee agreement under which he has pledged certain of his shares of our common stock to China Development Bank as collateral for a long-term loan agreement entered into by Shenzhen BAK. Such shares had previously been subject to a pledge in favor of Shenzhen Development Bank which was released by Shenzhen Development Bank on August 25, 2006.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Party Transactions.

Related Party Transactions

None.

Director Independence

The Board of Directors has determined that each of our non-employee directors is independent and that each director who serves on each of its committees is independent, as the term is defined under the Nasdaq listing standards and the Securities and Exchange Commission.

Item 14. Principal Accounting Fees and Services.

Independent Auditors’ Fees

Schwartz Levitsky Feldman LLP and KPMG performed services for us in fiscal years 2006 and 2007, and PKF performed services for us in fiscal year 2007, related to financial statement audit work, quarterly reviews, audit of internal control over financial reporting and registration statement. Fees paid or payable to George Stewart, C.P.A., Schwartz Levitsky Feldman LLP, KPMG, and PKF in fiscal 2007 and 2006 were as follows:

Year Ended September 30,	2007	2006
Audit Fees	$223,630	$935,826
Audit-Related Fees	24,375	9,342
Tax Fees	-	-
All Other Fees	-	-
Total	$248,005	$945,168

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our audit committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our audit committee pre-approved the audit service performed by KPMG and PKF for our consolidated financial statements as of and for the year ended September 30, 2007 and our internal control over financial reporting as of September 30, 2007. As our audit committee was formed only in May 2006, there was no such pre-approval by our audit committee before George Stewart, C.P.A. and Schwartz Levitsky Feldman LLP performed their audit in fiscal 2005 and before KPMG performed the re-audit of our consolidated financial statements for fiscal 2003, 2004 and 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibit Listing

Exhibit Number	Description of Document

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 8, 2006)

3.2	By-laws of the Registrant

4.1	Form of Registration Rights Agreement, dated November 5, 2007 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007).

10.1	China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

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

10.4	Employment Agreement between the Registrant and Xiangqian Li , dated June 30, 2006

10.5	Employment Agreement between the Registrant and Yongbin Han, dated June 30, 2006

10.6	Employment Agreement between the Registrant and Huanyu Mao, dated June 30, 2006

10.7	Employment Agreement between the Registrant and Kenneth G. Broom, dated December 20, 2006

10.8	Employment Agreement between the Registrant and Tony Shen, dated May 13, 2007

10.9
Warrant issued by China BAK Battery, Inc. to Roth Capital Partners, LLC on September 16, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 30, 2005)

10.10
Warrant issued by China BAK Battery, Inc. to Global Hunter Securities LLC on September 16, 2005 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 30, 2005)

10.11
Summary of Comprehensive Credit Facility Agreement entered into between Shenzhen BAK Battery Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank on August 7, 2007 (incorporated by referent to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.12
Guaranty Contract of Maximum Amount, dated as of April 21, 2006, by and between BAK International Limited and Shuibei Branch, Shenzhen Commercial Bank (incorporated by referent to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.13
Individual Guaranty Contract of Maximum Amount, dated as of April 21, 2006, by and between Xiangqian Li and Shuibei Branch, Shenzhen Commercial Bank (incorporated by referent to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.14
Mortgage Contract, dated November 23, 2006, by and between Shenzhen Eastern Branch, Agricultural Bank of China and Shenzhen BAK Battery Co., Ltd. (incorporated by referent to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2007)

10.15
Summary of Comprehensive Credit Facility Agreement of Maximum Amount, dated June 8, 2007, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.16
Guaranty Contract of Maximum Amount, dated June 8, 2007, among BAK International Limited, Xiangqian Li and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.17
Summary of Loan Agreement, dated as of June 22, 2007, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.18
Summary of Comprehensive Credit Facilities Agreement, dated June 20, 2007, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.19
Guaranty Contract of Maximum Amount Pledge, dated June 20, 2007, by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.20
Guaranty Contract of Maximum Amount, dated June 21, 2007, by and between BAK International Limited and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.21
Guaranty Contract of Maximum Amount, dated June 20, 2007, by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.22
Summary of Comprehensive Credit Facility Agreement, dated May 15, 2007, by and between Shenzhen BAK Battery Co., Ltd. and Shuibei Branch, Shenzhen Ping An Bank (f/k/a Shenzhen Commercial Bank) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.23
Individual Guaranty Contract of Maximum Amount, dated May 15, 2007, by and between Xiangqian Li and Longgang Branch, Shenzhen Ping An Bank (f/k/a Shenzhen Commercial Bank) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.24
Guaranty Contract of Maximum Amount, dated May 15, 2007, by and between BAK International Limited and Longgang Branch, Shenzhen Ping An Bank (f/k/a Shenzhen Commercial Bank) (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.25
Loan Certificate, dated June 20, 2007, by and between Shenzhen BAK Battery Co., Ltd and Shuibei Branch, Shenzhen Ping An Bank (f/k/a Shenzhen Commercial Bank) (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.26
Summary of Comprehensive Credit Facility Agreement of Maximum Amount entered into between Shenzhen BAK Battery Co., Ltd. And Shenzhen Branch, China CITIC Bank on March 14, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2007)

10.27
Summary of Guaranty Contract of Maximum Amount, dated March 14, 2007, by and between BAK International Limited and China CITIC Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2007)

10.28
Summary of Guaranty Contract of Maximum Amount, dated March 14, 2007, by and between Xiangqian Li and China CITIC Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2007)

10.29
Loan Certificate between Shenzhen BAK Battery Co., Ltd and China CITIC Bank on April 16, 2007 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.30
Loan Certificate between Shenzhen BAK Battery Co., Ltd and China CITIC Bank on April 18, 2007 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-filed with the Commission on August 7, 2007)

10.31
Summary of Comprehensive Credit Facility Agreement entered into between Shenzhen BAK Battery Co., Ltd and Shenzhen Branch, China Construction Bank on February 14, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2007)

10.32
Summary of Guaranty Agreement of Maximum Amount entered into between Shenzhen BAK Battery Co., Ltd and Shenzhen Branch, China Construction Bank on February 14, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2007)

10.33
Summary of Loan Agreement entered into between Shenzhen BAK Battery Co., Ltd and Shenzhen Branch, China Construction Bank on February 14, 2007 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2007)

10.34
Summary of Loan Agreement, effective December 18, 2006, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.35
Summary of Loan Agreement, dated December 26, 2006, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Development Bank. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2007)

10.36
Summary of Guaranty Agreement, dated December 26, 2006, between Xiangqian Li and Shenzhen Branch, China Development Bank. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2007)

10.37
Summary of Loan Agreement, dated as of January 11, 2006, by and between Shenzhen Tongli Hi-tech Co., Ltd. and Shenzhen Nanshan Branch of Guangdong Development Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 18, 2006)

10.38
Summary of Guaranty Contract, dated as of January 11, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Nanshan Branch of Guangdong Development Bank to secure indebtedness of Shenzhen Tongli Hi-tech Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 18, 2006)

10.39
Guaranty Contract of Maximum Amount, dated as of September 16, 2005, by and between Shenzhen BAK Battery Co., Ltd. and Longhua Branch, Shenzhen Development Bank to secure indebtedness of Shenzhen Tongli Hi-tech Co., Ltd. (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form SB-2/A filed with the Commission on November 29, 2005)

10.40
Facility Letter, dated July 5, 2006, by and between BAK International Limited and CITIC Ka Wah Bank (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 8, 2006)

10.41	Summary of Loan Agreement dated July 2, 2007, by and between Shenzhen BAK Co., Ltd. and Agricultural Bank of China, Shenzhen Eastern Branch

10.42	Summary of Loan Agreement dated August 27, 2007, by and between Shenzhen BAK Co., Ltd. and Agricultural Bank of China, Shenzhen Eastern Branch

10.43	Loan Certificate, dated July 2, 2007, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Development Bank, Shenzhen Branch

10.44	Loan Certificate, dated August 14, 2007, by and between Shenzhen BAK Co., Ltd. and Bank of China, Shenzhen Branch

10.45	Loan Certificate, dated August 15, 2006, by and between Shenzhen BAK Battery Co., Ltd and Bank of China, Shenzhen Branch

10.46	Loan Certificate, dated September 3, 2007, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Ping An Bank, Shuibei Branch (f/k/a Shenzhen Commercial Bank)

10.47	Loan Certificate, dated September 6, 2007, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Ping An Bank, Shuibei Branch (f/k/a Shenzhen Commercial Bank)

10.48	Loan Certificate, dated July 9, 2007, by and between Shenzhen BAK Co., Ltd. and Agricultural Bank of China, Shenzhen Eastern Branch

10.49	Form of Securities Purchase Agreement, dated November 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)

10.50
Delivery of Make Good Shares, Settlement and Release Agreement, by and among China BAK Battery, Inc., Xiangqian Li, and BAK International, Ltd., dated October 22, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)

10.51
Escrow Agreement by and among Medina Coffee, Inc., certain investors indicated therein, Xiangqian Li, and Securities Transfer Corporation, dated as of January 20, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2005)

10.52	Form of Termination and Release Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 2, 2006)

10.53	Form of Restricted Stock Grant Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 2, 2006)

10.54	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2007)

14.1	Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

16.1
Letter from KPMG to Securities and Exchange Commission, dated April 13, 2007 (incorporated by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 17, 2007)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Form S-1 filed with the Commission on October 11, 2006)

23.1	Consent of PKF

23.2	Consent of KPMG

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CHINA BAK BATTERY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED SEPTEMBER 30, 2005, 2006 AND 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
China BAK Battery, Inc.:

We have audited the accompanying consolidated balance sheet of China BAK Battery, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and the results of its operations and its cash flows for the year ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 11, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ PKF
Certified Public Accountants
Hong Kong
December 11, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
China BAK Battery, Inc.:

We have audited the accompanying consolidated balance sheet of China BAK Battery, Inc. and subsidiaries (hereinafter collectively referred to as the “Group”) as of September 30, 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of September 30, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG
Hong Kong, China

December 8, 2006

China BAK Battery, Inc. and subsidiaries
Consolidated balance sheets
As of September 30, 2006 and 2007

(In US$)

	Note		2006	2007

Assets
Current assets
Cash and cash equivalents			$21,099,555	$14,196,513
Pledged deposits	3		12,971,989	4,594,727
Trade accounts receivable, net	4		64,332,171	63,150,872
Inventories	5		47,388,936	59,827,232
Prepayments and other receivables	6		1,134,770	1,656,494
Deferred tax assets	7(b	)	-	502,916

Total current assets			146,927,421	143,928,754

Property, plant and equipment, net	8, 20		109,406,116	145,123,022
Lease prepayments, net	9		3,161,477	17,884,436
Intangible assets, net	10		74,682	121,038
Deferred tax assets	7(b	)	85,598	171,774

Total assets			$259,655,294	$307,229,024

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated balance sheets
As of September 30, 2006 and 2007 (continued)

(In US$)

	Note		2006	2007

Liabilities
Current liabilities
Short-term bank loans	11		$67,899,908	$89,870,586
Accounts and bills payable			48,316,250	45,588,583
Accrued expenses and other payables	13		25,880,985	15,467,192
Share-based payment liabilities	18		3,625,165	-

Total current liabilities			145,722,308	150,926,361

Long-term bank loans	12		-	29,291,154
Deferred tax liabilities	7(b	)	304,957	279,597

Total liabilities			146,027,265	180,497,112

Commitments and contingencies	20

Shareholders’ equity
Ordinary shares US$ 0.001 par value;
100,000,000 authorized; 48,885,896 and 49,250,853 issued and outstanding as of September 30, 2006 and 2007 respectively			48,886	49,251
Additional paid-in-capital			68,126,689	74,310,509
Statutory reserves			5,791,718	6,426,977
Retained earnings			36,212,357	36,060,426
Accumulated other comprehensive income			3,448,379	9,884,749

Total shareholders’ equity			113,628,029	126,731,912

Total liabilities and shareholders’ equity			$259,655,294	$307,229,024

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of income and comprehensive income
For the years ended September 30, 2005, 2006 and 2007

(In US$)

	Note		2005	2006	2007

Net revenues	23		$101,921,583	$143,829,016	$145,860,899
Cost of revenues	8, 17		(76,046,927)	(104,196,278)	(120,254,925)

Gross profit			25,874,656	39,632,738	25,605,974

Operating expenses:
Research and development costs	8, 17		(541,735)	(2,935,134)	(3,957,145)
Sales and marketing expenses	8, 17		(3,854,490)	(5,054,624)	(4,695,604)
General and administrative expenses	8, 17		(5,994,600)	(9,071,615)	(12,371,873)

Total operating expenses			(10,390,825)	(17,061,373)	(21,024,622)

Operating income			15,483,831	22,571,365	4,581,352

Finance costs, net	16		(845,327)	(1,888,313)	(5,224,800)
Gain on trading securities			-	279,260	-
Government grant income			-	-	1,034,685
Other expenses			(490,018)	(204,854)	(103,430)

Income before income taxes			14,148,486	20,757,458	287,807

Income taxes	7(a	)	(651,938)	(592,892)	195,521

Net income			$13,496,548	$20,164,566	$483,328

Other comprehensive income
- Foreign currency translation adjustment			1,005,425	2,443,124	6,436,370

Comprehensive income			$14,501,973	$22,607,690	$6,919,698

Net income per share:
-Basic	15		$0.35	$0.41	$0.01

-Diluted	15		$0.35	$0.41	$0.01

Weighted average number of ordinary shares:
-Basic	15		38,288,874	48,879,608	48,979,115

-Diluted	15		38,408,625	48,912,963	49,442,285

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of shareholders’ equity
For the years ended September 30, 2005, 2006 and 2007

(In US$)

		Ordinary shares		Additional			Accumulated other comprehensive	Total share-
		Number of		paid-in-	Statutory	Retained	income/	holders’
	Note	shares	amount	capital	reserves	earnings	(loss)	equity

Balance as of October 1, 2004		31,225,642	$31,226	$12,052,845	$1,724,246	$6,621,539	$(170)	$20,429,686
Net income		-	-	-	-	13,496,548	-	13,496,548
Reverse acquisition	1	1,152,458	1,152	-	-	(2,824)	-	(1,672)
Issuance of ordinary shares, net of transaction costs of US$ 5,070,091	14	16,500,296	16,500	55,362,656	-	-	-	55,379,156
Appropriation to statutory reserves		-	-	-	1,309,895	(1,309,895)	-	-
Foreign currency translation adjustment		-	-	-	-	-	1,005,425	1,005,425

Balance as of September 30, 2005		48,878,396	48,878	67,415,501	3,034,141	18,805,368	1,005,255	90,309,143
Net income		-	-	-	-	20,164,566	-	20,164,566
Share-based compensation for employee stock awards	18	-	-	2,625,269	-	-	-	2,625,269
Cancellation of 1,400,000 employee stock options, replaced by restricted shares awards which are classified as liability award	18	-	-	(2,045,393)	-	-	-	(2,045,393)
Share-based compensation for common stock granted to non-employee directors	18	-	-	131,320	-	-	-	131,320
Issuance of common stock to non-employee directors	18	7,500	8	(8)	-	-	-	-
Appropriation to statutory reserves		-	-	-	2,757,577	(2,757,577)	-	-
Foreign currency translation adjustment		-	-	-	-	-	2,443,124	2,443,124

Balance as of September 30, 2006		48,885,896	48,886	68,126,689	5,791,718	36,212,357	3,448,379	113,628,029
Net income		-	-	-	-	483,328	-	483,328
Issuance of 914,994 shares of restricted stock and reclassification of liability-classified awards	18	-	-	4,969,974	-	-	-	4,969,974
Share-based compensation for stock options awards	18	-	-	1,173,033	-	-	-	1,173,033
Share-based compensation for common stock granted to non-employee directors	18	-	-	41,178	-	-	-	41,178
Issuance of common stock to employees and non-employee directors	18	364,957	365	(365)	-	-	-	-
Appropriation to statutory reserves		-	-	-	635,259	(635,259)	-	-
Foreign currency translation adjustment		-	-	-	-	-	6,436,370	6,436,370
Balance as of September 30, 2007		49,250,853	$49,251	$74,310,509	$6,426,977	$36,060,426	$9,884,749	$126,731,912

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2005, 2006 and 2007

(In US$)

	2005	2006	2007
Cash flow from operating activities
Net income	$13,496,548	$20,164,566	$483,328
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	3,580,791	5,815,706	8,911,704
Provision for / (recovery of) doubtful debts	769,807	(555,593)	1,825,149
Provision for obsolete inventories	-	-	1,639,024
Share-based compensation	-	4,336,361	2,559,020
Deferred income taxes	98,288	72,810	(609,684)

Changes in operating assets and liabilities:
Trade accounts receivable	(23,675,275)	(19,938,136)	2,617,075
Inventories	7,839,759	(25,692,710)	(11,306,910)
Prepayments and other receivables	(572,594)	456,086	(218,914)
Accounts and bills payable	5,005,424	4,273,690	(3,037,756)
Accrued expenses and other payables	1,471,678	5,382,463	123,504

Net cash provided by / (used in) operating activities	8,014,426	(5,684,757)	2,985,540

Cash flow from investing activities

Purchases of property, plant and equipment	(30,593,615)	(41,382,163)	(48,792,746)
Addition in lease prepayment	-	-	(17,041,954)
Purchases of intangible assets	(2,015)	(33,738)	(60,756)

Net cash used in investing activities	$(30,595,630)	$(41,415,901)	$(65,895,456)

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2005, 2006 and 2007 (continued)

(In US$)

	2005	2006	2007
Cash flow from financing activities

Proceeds from borrowings	$63,011,550	$99,036,333	$157,532,382
Repayment of borrowings	(52,582,798)	(70,681,655)	(111,115,433)
(Increase) / decrease in pledged deposits	(12,272,211)	6,420,291	8,827,193
Amounts received from related parties	639,220	271,873	-
Repayments to Changzhou
Lihai Investment Consulting Co., Ltd.	(1,812,316)	-	-
Proceeds from issuance of capital stock, net	55,379,156	-	-
Contribution from shareholders acquiring shares of BAK International Limited	11,500,000	-	-
Distribution to shareholders in connection with the acquisition of shares of China BAK Battery, Inc.	(11,500,000)	-	-

Net cash provided by financing activities	52,362,601	35,046,842	55,244,142

Effect of exchange rate changes on cash and cash equivalents	62,211	97,587	762,732

Net increase / (decrease) in cash and cash equivalents	29,843,608	(11,956,229)	(6,903,042)
Cash and cash equivalents at the beginning of year	3,212,176	33,055,784	21,099,555

Cash and cash equivalents at the end of year	$33,055,784	$21,099,555	$14,196,513

Supplemental disclosure of cash flow information:

Cash received during the year for:
Bills receivable discounted to bank	$11,726,378	$19,813,271	$7,019,450

Proceeds from disposal of trading securities	$-	$3,981,274	$-

Cash paid during the year for:
Income taxes	$487,808	$747,548	$306,992

Interest, net of amounts capitalized	$842,145	$1,874,351	$5,659,556

Purchases of trading securities	$-	$3,702,014	$-

Investing activities not requiring the use of cash and cash equivalents:
Sale of equipment in exchange for inventories	$-	$1,076,226	$-

Purchase of equipment in exchange for
settlement of prepayments and other receivables	$-	$561,588	$-

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

China BAK Battery, Inc. (“China BAK”) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. China BAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as "Li-ion" or "Li-ion cell") rechargeable batteries for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric motors, and general industrial applications.

The shares of the Company traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, when the Company obtained approval to list its common stock on The NASDAQ Global Market, and trading commenced that same date under the symbol "CBAK".

Basis of Presentation and Organization

As of September 30, 2007, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; and v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of US$99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International is required to contribute US$20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. The remaining US$79,990,000 shall be fully contributed no later than December 11, 2008. BAK Tianjin will be principally engaged in the manufacture of advanced lithium ion batteries for use in light electric vehicles and uninterruptible power supply. As of September 30, 2007, BAK International had not contributed the US$20,000,000 capital to BAK Tianjin, and was in the course of negotiating with the relevant government bureau for the extension of the injection period.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

Basis of Presentation and Organization (continued)

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

On January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International. The swap was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement entered by and among China BAK, BAK International and the shareholders of BAK International on January 20, 2005. Pursuant to the Agreement, the Company issued 39,826,075 shares of common stock, par value US$0.001 per share, to the shareholders of BAK International (including 31,225,642 shares to the original shareholders and 8,600,433 shares to new investors who had purchased shares in the private placement described below), representing approximately 97.2% of the Company’s post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International.

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

Also on January 20, 2005, immediately prior to consummating the share swap transaction, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of US$17,000,000. In conjunction with this financing, Mr. Xiangqian Li, the Chairman and Chief Executive Officer of the Company, agreed to place 2,179,550 shares of the Company's common stock owned by him into an escrow account pursuant to an Escrow Agreement dated January 20, 2005 (the “Escrow Agreement”). Pursuant to the Escrow Agreement, 50% of the escrowed shares were to be released to the investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2005 was not at least US$12,000,000, and the remaining 50% were to be released to investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2006 was not at least US$27,000,000. If the audited net income of the Company for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr. Xiangqian Li in the same manner: 50% upon reaching the 2005 target and the remaining 50% upon reaching the 2006 target.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

Basis of Presentation and Organization (continued)

Under generally accepted accounting principles in the United States of America (“US GAAP”), the Escrow Arrangement constitutes a compensatory plan to Mr. Xiangqian Li. Accordingly, a compensation charge is required to be recorded in the financial statements of the Company should shares be released from escrow to Mr. Xiangqian Li upon the performance thresholds being achieved. The Company determined that, without consideration of the compensation charge, the performance thresholds for the year ended September 30, 2005 would be achieved. However, after consideration of the related compensation charge, the Company determined that such thresholds would not have been achieved. The Company also determined that, even without consideration of the compensation charge, the performance thresholds for the year ended September 30, 2006 would not be achieved. No compensation charge was recorded by the Company for the years ended September 30, 2005 and 2006.

While the 1,089,775 escrow shares relating to the 2005 performance threshold were previously released to Mr. Xiangqian Li, Mr. Xiangqian Li had undertaken on August 21, 2006 to return those shares to the escrow agent for the distribution to the relevant investors based on his understanding that such investors would become entitled to those shares upon the Company’s recognition of the related compensation charge although, absent the compensation charge, the 2005 performance targets would be met and such investors would not be entitled to such shares. However, such shares were not returned to the escrow agent, but, pursuant to the settlement agreement described below, have been returned to the Company. Because the Company failed to satisfy the performance threshold for the fiscal year ended September 30, 2006, the remaining 1,089,775 escrow shares relating to the fiscal year 2006 performance threshold were released to the relevant investors.

On October 22, 2007, the Company entered into a Delivery of Make Good Shares, Settlement and Release Agreement (the “Settlement Agreement”) with Mr. Xiangqian Li and BAK International. Pursuant to the Settlement Agreement, Mr. Xiangqian Li agreed to deliver the 1,089,775 shares related to the 2005 performance threshold to BAK International; BAK International in turn agreed to deliver the shares to the Company. Upon receipt of these shares, the Company agreed to release all claims and causes of action against Mr. Xiangqian Li and certain other persons regarding the shares. On October 25, 2007, the 1,089,775 shares were delivered to the Company, and such shares are now held as treasury shares. Under the terms of the Settlement Agreement, the Company is obligated to commence negotiations with the investors who participated in the Company’s January 2005 private placement in order to achieve a complete settlement of BAK International’s obligations (and the Company’s obligations to the extent it has any) under the applicable agreements with such investors.

The Company’s consolidated financial statements have been prepared in accordance with US GAAP.

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
As of September 30, 2005, 2006 and 2007 (continued)

2	Summary of Significant Accounting Policies and Practices

(a)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

(b)	Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of September 30, 2006 and 2007, there were no cash equivalents.

(c)	Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses.

Outstanding accounts balances are reviewed individually for collectability. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection. The Company does not have any off-balance-sheet credit exposure to its customers, except for outstanding bills receivable discounted with banks (see note 20) that are subject to recourse for non-payment.

(d)	Inventories

Inventories are stated at the lower of cost and market. The cost of inventories is determined using weighted average cost method, and includes expenditure incurred in acquiring the inventories and bringing them to their existing location and condition. In case of finished goods and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity.

The Company regularly reviews the cost of inventories against their estimated fair market value and records a lower of cost or market write-down for inventories that have cost in excess of estimated market value.

(e)	Investment Securities

The Company classifies its equity securities into trading securities or available-for-sale securities. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not included in trading securities are classified as available-for-sale securities.

Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in the net income. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from net income and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

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

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are calculated based on the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

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

(h)	Foreign Currency Transactions and Translation

The reporting currency of the Company is the United States dollar (“US dollar”). Transactions denominated in currencies other than US dollar are translated into US dollar at the average rates for the period. Monetary assets and liabilities denominated in currencies other than US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the statement of income and comprehensive income.

The financial records of the Company’s operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expenses items are translated using the average rate for the period. The translation adjustments are recorded in accumulated other comprehensive income under shareholders’ equity.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

(h)	Foreign Currency Transactions and Translation (continued)

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into US dollar has been made at the following exchange rates for the respective years:

September 30, 2007
Balance sheet	RMB 7.5108 to US$ 1.00
Statement of income and comprehensive income	RMB 7.7127 to US$ 1.00

September 30, 2006
Balance sheet	RMB 7.90870 to US$ 1.00
Statement of income and comprehensive income	RMB 8.02857 to US$ 1.00

September 30, 2005
Balance sheet	RMB 8.0920 to US$ 1.00
Statement of income and comprehensive income	RMB 8.2413 to US$ 1.00

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
As of September 30, 2005, 2006 and 2007 (continued)

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income and comprehensive income in the period that includes the enactment date.

(n)	Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development. Advertising cost, included in sales and marketing expenses, amounted to US$297,998, US$234,379 and US$138,639 for the years ended September 30, 2005, 2006 and 2007 respectively.

(o)	Bills Payable

Bills payable represent bills issued by financial institutions to the Company’s vendors. The Company’s vendors receive payments from the financial institutions directly upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

(p)	Government Grants

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. Government grants are used either for purchases of assets or to subsidize the research and development expenses incurred.

For purchases of assets, government grants are deducted from the carrying amount of the assets. For the research and development expenses, the Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred.

Government grants received as compensation for expenses already incurred are recognised as income in the period they become recognizable.

Government grants of US$60,670 and US$62,278 were offset against the research and development costs for the years ended September 30, 2005 and 2006 respectively. No government grants were offset against the research and development costs for the year ended September 30, 2007. Government grants recorded as deferred income amounted to US$777,625 and US$579,166 as of September 30, 2006 and 2007 respectively.

During the year ended September 30, 2007, the Company received grants of US$1,034,685. US$777,289 of the grant was received to subsidize the interest expenses incurred by the Company in prior years for research and development activities and US$257,396 represents refund of value-added tax paid by Shenzhen BAK in prior years since Shenzhen BAK qualifies as a new and high technology enterprise.

(q)	Share-based Compensation

Prior to October 1, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinions No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations including Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 44 “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25” to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if on the date of grant, the market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company elected to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended.

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

This statement replaces SFAS 123 and supersedes APB 25. The Company adopted SFAS 123R commencing from October 1, 2005.

The Company has used the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested as of October 1, 2005. Under the modified prospective method, the Company has not adjusted the financial statements for periods ended on or prior to September 30, 2005. Under the modified prospective method, the adoption of SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after September 30, 2005, as well as to the unvested portion of awards outstanding as of October 1, 2005.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the assumptions noted in the following table. The expected volatility was based on the historical volatilities of the Company’s listed common stock in the United States and other relevant market information. The Company uses historical data to estimate share option exercises and employee departure behaviour used in the valuation model. The expected terms of share options granted is derived from the output of the option pricing model and represents the period of time that share options granted are expected to be outstanding. Since the share options once exercised will primarily trade in the U.S. capital market, the risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

(r)	Retirement and Other Postretirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to cost of revenues, research and development costs, sales and marketing expenses and general and administrative expenses in the statement of income and comprehensive income as and when the related employee service is provided.

(s)	Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the period. In fiscal year 2007, dilutive potential ordinary shares consist of restricted stock granted to employees and non-employee directors.

 China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

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

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of Li-ion rechargeable batteries (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

(v)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(w)	Recently Issued Accounting Standards

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective for the Company on October 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The management is in the process of evaluating this interpretation and therefore has not yet determined the impact that FIN 48 will have on the Company’s financial statements upon adoption.

SFAS 157 “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is in the process of evaluating the impact SFAS 157 will have on the Company’s financial statements upon adoption.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the fiscal year beginning on October 1, 2008. The management is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on the Company’s financial statements upon adoption.

SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

SFAS 141(Revised) “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

SAB 108 “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements”

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ended after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ended after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 has no material impact on the Company’s financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

3	Pledged Deposits

Pledged deposits as of September 30, 2006 and 2007 consist of the following:

	2006	2007

Pledged deposits with banks for bills payable	$12,971,989	$4,594,727

4	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2006 and 2007 consist of the following:

	2006	2007

Trade accounts receivable	$56,197,229	$57,928,281
Less: Allowance for doubtful accounts	(1,063,285)	(3,021,617)

	55,133,944	54,906,664
Bills receivable	9,198,227	8,244,208

	$64,332,171	$63,150,872

An analysis of the allowance for doubtful accounts for the years ended September 30, 2005, 2006 and 2007 is as follows:

	2005	2006	2007

Balance at beginning of year	$764,362	$1,593,538	$1,063,285
Addition / (reversal) of
bad debt expense, net	796,987	(558,719)	1,852,213
Foreign exchange adjustment	32,189	28,466	106,119

Balance at end of year	$1,593,538	$1,063,285	$3,021,617

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

5	Inventories

Inventories as of September 30, 2006 and 2007 consist of the following:

	2006	2007

Raw materials	$20,693,915	$15,245,732
Work-in-progress	5,686,328	5,698,017
Finished goods	21,008,693	40,776,958

	47,388,936	61,720,707
Provision for obsolete inventories	-	(1,893,475)

	$47,388,936	$59,827,232

Part of the Company’s inventories with carrying value of US$10,115,442 and US$19,971,241 as of September 30, 2006 and 2007, respectively, was pledged as collateral under certain loan agreements (see Note 11).

6	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2006 and 2007 consist of the following:
	2006	2007

Prepayments for raw materials and others	$905,933	$925,187
Other receivables	263,569	740,088
Less: Allowance for doubtful accounts	(34,732)	(8,781)

	$1,134,770	$1,656,494

7	Income Taxes

United States Tax

China BAK is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the years ended September 30, 2005, 2006 and 2007. The statutory tax rate for each of the years ended December 31, 2005, 2006 and 2007 is 35%.

Canada States Tax

BAK Canada is subject to Canada tax law. No provision for income taxes in the Canada has been made as BAK Canada had no taxable income for the year ended September 30, 2007. The statutory tax rate for the year ended September 30, 2007 is 36.1%.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

PRC Tax

Shenzhen BAK and BAK Electronics are both registered and operate in Shenzhen, the PRC, and are recognized as “Manufacturing Enterprise Located in Special Economic Zone”. As a result, they are entitled to a preferential enterprise income tax rate of 15%. In accordance with the relevant income tax laws, the profits of Shenzhen BAK and BAK Electronics are fully exempted from income tax for two years, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption for the immediate next three calendar years ("tax holiday").

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006. In addition, due to the additional capital invested in Shenzhen BAK in both 2005 and 2006, Shenzhen BAK was granted a lower income tax rate of 3.309%, 3.82% and 6.12% in calendar year 2005, 2006 and 2007, respectively.

BAK Electronics is currently in the tax holiday and fully exempt from any enterprise income tax.

BAK Tianjin is currently exempted from any enterprise income tax due to cumulative tax losses.

PRC’s legislative body, the National People’s Congress, adopted the unified Enterprise Income Tax (“EIT”) Law on March 16, 2007. This new tax law will replace the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and will become effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

(a)	Income taxes in the consolidated statements of income and comprehensive income

Income taxes consist of:
	2005	2006	2007

Current tax	$553,650	$520,082	$414,163
Deferred tax	98,288	72,810	(609,684)
	$651,938	$592,892	$(195,521)

Substantially all of the Group’s income before income taxes and related tax expenses / (benefit) are from PRC sources. Actual income tax expenses / (benefit) reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 35% to income before income taxes for the three years ended September 30, 2005, 2006 and 2007 for the following reasons:
	2005	2006	2007

Income before income taxes	$14,148,486	$20,757,458	$287,807

Computed “expected” income
tax expense at 35%	4,951,970	7,265,110	100,732
Change in the balance of the valuation
allowance for deferred tax assets	-	1,072,296	691,540
Foreign tax rate differential	(2,742,422)	(4,765,560)	(730,303)
Non-taxable income	(40,630)	(184,713)	(624,936)
Non-deductible expenses
- Share-based compensation	-	630,759	867,746
- Other non-deductible expenses	121,686	51,772	361,189
Tax holiday	(1,638,666)	(3,476,772)	(861,489)

Actual income tax expenses / (benefit)	$651,938	$592,892	$(195,521)

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

The significant components of deferred income tax expense for the three years ended September 30, 2005, 2006 and 2007 are as follows:

	2005	2006	2007

Deferred tax expenses / (income)	$98,288	$(999,486)	$(1,299,227)
Valuation allowance for deferred tax assets	-	1,072,296	689,543

	$98,288	$72,810	$(609,684)

(b)	Deferred taxation

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2006 and 2007 are presented below:
	2006	2007
Deferred tax assets

Trade accounts receivable	$20,779	$123,673
Inventories	7,168	76,675
Accrued expenses and other payables	50,841	90,132
Intangible assets	-	171,774
Property, plant and equipment	6,810	-
Tax credit carried forward	-	212,436
Net operating loss carried forward	1,072,296	1,761,839

Total gross deferred tax assets	1,157,894	2,436,529
Less: valuation allowance	(1,072,296)	(1,761,839)

Net deferred tax assets	$85,598	$674,690

Deferred tax liabilities

Property, plant and equipment	$304,957	$279,597

Net deferred tax liabilities	$304,957	$279,597

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets as of September 30, 2006 and 2007 are more likely than not to be realized, except for the deferred tax assets relating to the net operating loss carried forward incurred by the Company itself.

In order to fully realize the deferred tax asset of US$1,761,839 arising from the net operating loss carried forward of approximately US$5,034,000 incurred by the Company itself, the Company will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2026 through 2027. As the Company is a non-operating holding company and currently does not expect those unremitted earnings of its foreign subsidiaries to reverse and become taxable to the Company, it is more likely than not that the Company will not realize the benefits of its net operating loss carried forward. Therefore, full valuation allowance of US$1,761,839 was provided for the deferred tax assets in this respect.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if future taxable income decreases.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries of approximately US$52,733,522 as of September 30, 2007 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

8	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2006 and 2007 consist of the following:

	2006	2007
Buildings	$63,508,910	$70,380,985
Machinery and equipment	30,658,968	59,405,092
Office equipment	750,115	1,088,032
Motor vehicles	1,018,042	1,135,616
	95,936,035	132,009,725
Accumulated depreciation	(9,925,557)	(19,301,165)
Construction in progress	23,395,638	12,578,715
Prepayment for acquisition of property, plant and equipment	-	19,835,747
	$109,406,116	$145,123,022

(i)	Depreciation expense is included in the consolidated statements of income and comprehensive income as follows:

	2005	2006	2007
Cost of revenues	$2,906,335	$4,468,704	$6,274,424
Research and development costs	78,581	259,721	296,199
Sales and marketing expenses	416,701	539,412	591,583
General and administrative expenses	106,636	466,861	1,455,911
	$3,508,253	$5,734,698	$8,618,117

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the years ended September 30, 2005, 2006 and 2007, the Company capitalized interest of approximately US$1,088,000, US$460,486 and US$451,226, respectively, to the cost of construction in progress.

(iii)	Pledged Property, Plant and Equipment

As of September 30, 2006 and 2007, machinery and equipment with net book value of US$6,253,302 and US$34,090,267 of the Company were pledged as collateral under certain loan arrangements (see Notes 11 and 12).

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

9	Lease Prepayments, net

Lease prepayments as of September 30, 2006 and 2007 consist of the following:

	2006	2007
Lease prepayments	$3,322,042	$18,335,267
Accumulated amortization	(160,565)	(450,831)
	$3,161,477	$17,884,436

During the year ended September 30, 2007, the Company acquired and fully paid the lease prepayment of US$717,344 in relation to the right to use the land in Shenzhen for the Company’s new Research and Development Test Centre. The Company obtained the property ownership and land use rights certificate already. The Company also acquired and fully paid the lease prepayment of US$14,119,888 for the right to use the land in Tianjin and the application for land use rights certificate was in process. As of September 30, 2007, the Company was in the process of evaluating the development plans for these two plots of land.

Lease prepayment with cost of US$3,498,035 represents the right to use the land on which the Company’s corporate campus had been constructed and is owned by the PRC government. According to the agreement with the local government of Kuichong Township of Longgang District of Shenzhen, the Company is obligated to pay approximately US$13.6 per square meter to the local government to obtain the right to use the land for a period of 50 years. According to the preliminary measurement conducted in 2004, total consideration payable by the Company in respect of the land use rights amounted to US$4,029,038, which was reduced to US$3,246,791 in accordance with the results of final measurement by the local government in 2005. The balance of US$528,976 is still outstanding as of September 30, 2007. The local government granted permission to the Company to commence the construction of the new production plant. On June 20, 2007, the Company obtained the approvals for project planning and construction from the government of Shenzhen.

Amortization expenses for the above lease prepayments were approximately US$66,000, US$69,000 and US$274,000 for the years ended September 30, 2005, 2006 and 2007 respectively. Estimated amortization expense for the next five years is approximately US$367,000 each year.

10	Intangible Assets, net

Intangible assets as of September 30, 2006 and 2007 consist of the following:

	2006	2007
Trademarks, computer software and technology	$99,657	$165,826
Less: Accumulated amortization	(24,975)	(44,788)
	$74,682	$121,038

Intangible assets represent the trademarks, computer software and technology used for battery production.

Amortization expenses for these intangible assets were approximately US$7,000, US$12,000 and US$19,000 for the years ended September 30, 2005, 2006 and 2007 respectively. Estimated amortization expense for the next five years is approximately US$24,000 each year.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

11	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:
	2006	2007
Inventories (Note 5)	$10,115,442	$19,971,241
Machinery and equipment, net (Note 8)	6,253,302	18,299,368
	$16,368,744	$38,270,609

As of September 30, 2006 and 2007, the Company had several short-term bank loans with aggregate outstanding balances of US$67,899,908 and US$89,870,586 respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 5.508% to 7.722% per annum, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li who did not receive any compensation for acting as guarantor.

The Company also committed to pledge the property ownership and land use rights certificate to be obtained in relation to the land on which the Company’s corporate campus had been constructed for short-term bank loans amounting to US$23,965,490 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. The aggregate net book value of the buildings and land use right in relation to the property ownership and land use rights certificate as of September 30, 2007 was US$81,150,903.

The Company is subject to certain covenants, which require the Company to comply with certain financial ratio, for its loan facilities which are tested on a monthly basis. If the Company fails to meet the requirements, the outstanding bank loans, including interest and penalties due thereunder, will accelerate and become immediately due and payable.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)
12	Long-term Bank Loans

As of September 30, 2007, the Company had long-term bank loans of US$29,291,154. The amount of US$13,314,161 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the PBOC for three-year to five-year long-term loans which is currently 6.48% per annum. The long-term bank loan is repayable in three instalments of US$3,994,248 on November 20, 2008, US$3,994,248 on November 20, 2009 and US$5,325,665 on December 26, 2010.

The other two loans with aggregate amount of US$15,976,993 were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The loan of US$5,325,664 currently carries interest at 5.832% is repayable on January 25, 2012. The other loan of US$10,651,329 with current annual interest rate of 6.237% is repayable in three instalments of US$2,662,832 on January 25, 2010, US$6,657,080 on January 25, 2011 and US$1,331,417 on January 25, 2012 respectively.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) secured by the property ownership and land use rights certificate of the Company’s Research and Development Test Centre and the future facilities to be constructed thereon.

The long-term bank loan with Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$15,790,899 as of September 30, 2007 (Note 8); and (iii) secured by the property ownership and land use rights certificate to be obtained in relation to the land on which the Company’s corporate campus had been constructed and the future machinery and equipment to be purchased and used in the campus.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company to the bank and acting as guarantor for the above long-term bank loans.

13	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2006 and 2007 consist of the following:

	2006	2007
Land use rights payable	$3,031,223	$528,976
Construction costs payable	9,815,947	3,062,469
Equipment purchases payable	6,243,100	4,682,908
Customer deposits (Note 13(a))	342,579	1,647,489
Other payables and accruals (Note 13(b))	5,568,961	4,896,538
Staff and workers’ welfare and
bonus fund	879,175	648,812
	$25,880,985	$15,467,192

(a)	Customer deposits were received from customers in connection with orders of products to be delivered in future periods.

(b)	Other payables and accruals included deferred income from receipts of government grants amounting to US$777,625 and US$579,166 as of September 30, 2006 and 2007 respectively.

Other payables and accruals as of September 30, 2006 and 2007 also include payable for liquidated damage of US$290,575 and US$1,051,000 respectively (Note 14).

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

14	Shareholders’ Equity

On January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International, as more fully described in Note 1. Prior to and in connection with the completion of the share swap transaction with BAK International, China BAK sold 8,600,433 shares of its ordinary shares to new investors in a private placement, as more fully described in Note 1.

On September 16, 2005, the Company sold 7,899,863 shares of its common stock to new investors for US$43,449,247. The Company granted certain registration rights to such purchasers, including a covenant to file with the Securities and Exchange Commission a registration statement covering their shares. Pursuant to the terms of the registration rights agreement, among other things, (a) if a registration statement filed pursuant thereto ceases to be effective after its effective date to cover the resale of the shares for more than 30 trading days or (b) if for any reason the Company is required to file an additional registration statement covering such shares, and it does not file such additional registration statement within 45 days after the time it first knew, or reasonably should have known, that such registration statement would be required to be filed, then, while the relevant shares could not be put back to the Company, it would be liable to pay partial liquidated damages to those selling shareholders equal to 1.0% of the aggregate investment amount paid by those selling shareholders for the shares, and on each monthly anniversary thereafter, unless the event is cured by such date, an additional 1.5% on (except with respect to the first such event) a daily pro-rata basis. The Company also issued warrants to purchase 631,989 shares of its common stock at an exercise price of US$7.92 per share, being 110% of the share price as of the grant date, exercisable for three years after the date of issuance, as a fee to its financial advisors and other external parties in connection with this transaction. The grant date fair value of the warrants amounted to US$1,630,532 and has been recorded within additional paid-in-capital as a cost of the offering, and therefore, the issuance of the share warrants does not have any impact on the net income.

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to the above two events totalling approximately US$1,051,000 from the Company. The Company therefore recognized in general and administrative expenses an amount of approximately US$760,000 as liquidated damages for the year ended September 30, 2007.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

15	Net Income per Share

The calculation of basic net income per share is based on the net income for the year ended September 30, 2007 attributable to equity shareholders of US$483,328 (2005: US$13,496,548; 2006: US$20,164,566) and the weighted average number of ordinary shares of 48,979,115 in issue during the year (2005: 38,288,874; 2006: 48,879,608).

The calculation of diluted net income per share is based on the net income for the year ended September 30, 2007 attributable to equity shareholders of US$483,328 (2005: US$13,496,548; 2006: US$20,164,566) and the weighted average number of ordinary shares of 49,442,285 in issue during the year ended September 30, 2007 (2005: 38,408,625; 2006: 48,912,963) after adjusting for the number of 463,170 dilutive potential ordinary shares. Restricted stock granted to employees and to non-employee directors are included in the computation of diluted net income per share for the year ended September 30, 2007. The number of 631,989 (2006: 631,989) share warrants granted to external financial advisors and 1,818,500 (2006: 1,400,000) stock options granted to employees are excluded from the computation of diluted net income per share as the warrant and stock options were both anti-dilutive. There were no shares with anti-dilutive effect for the year ended September 30, 2005.

16	Finance Costs, net

Details of finance costs are summarized as follows:

	2005	2006	2007
Total interest cost incurred	$1,930,054	$2,750,102	$5,404,305
Less: Interest capitalized	(1,087,909)	(460,486)	(451,226)
Interest income	(60,624)	(523,135)	(283,264)
Bank charges	63,806	121,510	186,715
Exchange loss	-	322	368,270
	$845,327	$1,888,313	$5,224,800

17	Pension and Other Postretirement Benefits

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

	2005	2006	2007
Cost of revenues	$421,975	$844,182	$279,191
Research and development costs	12,705	42,456	57,575
Sales and marketing expenses	144,977	115,557	142,739
General and administrative expenses	115,020	107,076	160,627
	$694,677	$1,109,271	$640,132

The Company has no other obligation to make payments in respect of retirement benefits of the employees. The state-sponsored retirement plan is responsible for the entire pension obligations payable to all employees.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

18	Share-based Compensation

The Company grants share options to officers and employees and restricted ordinary shares to its non-employee directors to reward for services.

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
As of September 30, 2005, 2006 and 2007 (continued)

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

A summary of share option plan activity for the year ended September 30, 2007 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (1)
Outstanding as of October 1, 2006	400,000	$6.25
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2007	400,000	$6.25	4 years	$612,000

Exercisable as of September 30, 2007	280,000	$6.25	4 years	$428,400

(1)
Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2007 (US$7.78) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. The Company recorded non-cash share-based compensation expense of US$2,625,269 and US$588,716 for the years ended September 30, 2006 and 2007 respectively in respect of share options granted in 2005. The expense of 2007 was allocated to general and administrative expenses and research and development costs respectively, and that of 2006 was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs respectively.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions.

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of September 30, 2007, there were unrecognized compensation costs of approximately US$74,000 related to non-vested share options. These costs are expected to be recognized over a weighted average period of 0.6 years.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

Pursuant to the Plan, the Company also issued 1,501,500 options with a weighted-average exercise price of US$3.28 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from June 30, 2007 to February 9, 2012 according to each of the employee’s agreement respectively.

A summary of share option plan activity for the year ended September 30, 2007 is presented below:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (1)

Outstanding as of October 1, 2006	-	$-
Granted on June 25, 2007	1,501,500	3.28
Exercised	-	-
Forfeited	83,000	3.27
Cancelled	-	-

Outstanding as of September 30, 2007	1,418,500	$3.28	6 years	$6,383,250

Exercisable as of September 30, 2007	20,000	$3.35	5 years	$88,600

(1)
Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2007 (US$7.78) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$545,749 for the year ended September 30, 2007 in respect of share options granted in 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses following assumptions.

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of September 30, 2007, there were unrecognized compensation costs of US$2,511,849 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2 years.

Pursuant to the Plan, the Company also granted 5,000 restricted shares to each of the two newly elected independent directors with a fair value of US$3.35 per share on June 25, 2007 and granted 5,000 restricted shares to one of the existing independent directors with a fair value of US$4.33 per share on July 17, 2007. The eligible directors shall vest in their rights under the restricted shares according to the following schedule:

(i) 25% of the restricted shares granted will immediately vest on the grant date; and

(ii) The remaining 75% of the restricted shares will vest in three equal quarterly instalments on the last day of each subsequent quarter or in three equal quarterly instalments on the last day of each calendar quarter beginning on the last day of the first full calendar quarter after the grant date.

The Company recorded non-cash share-based compensation expenses of US$38,568 in respect of the restricted shares granted in June and July 2007, which was allocated to general and administrative expenses.

As of September 30, 2007, the Company had unrecognized stock-based compensation of US$16,582 associated with these restricted shares granted to non-employee directors. These costs are expected to be recognised over a weighted average period of 0.3 years. As of September 30, 2007, the first 25% of the restricted shares were already issued as fully paid ordinary shares to the three independent directors on August 23, 2007. The next 25% of the restricted shares had not been issued to the three independent directors yet.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the years ended September 30, 2006 and 2007.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

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

The Company has estimated the fair value of the Replacement Awards to be US$4.27 per share as of December 26, 2006, based on the estimated fair value of the cancelled options using the Black-Scholes Option Valuation Model together with the following assumptions.

Expected volatility	89.51%
Expected dividends	Nil
Expected life	4.4 years
Risk-free interest rate	4.61%

On December 26, 2006, pursuant to the restricted stock grant agreements signed between the Company’s officers and the relevant optionees and based on the closing market price of the Company’s listed common stock on that date, i.e. US$6.25 per share, a total of 914,994 shares of restricted stock were granted as Replacement Awards to the employees who gave up their stock options and continued to be employed by the Company on that date. Fair value of the Replacement Awards granted to each optionee approximated that of the employee’s terminated stock options. The Compensation Committee ratified the grants on January 15, 2007.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

Upon the grant of restricted stock, the Company has reclassified share-based payment liabilities of US$3,679,934 to shareholders’ equity. The restricted stock grant is treated as equity-classified awards and the unrecognized compensation costs will be recognized over the vesting period. The Company recognized share-based compensation expense of US$54,770 for the period from October 1, 2006 to December 26, 2006 in respect of the liability-classified award, and US$1,290,040 for the period from December 26, 2006 to September 30, 2007 in respect of the equity-classified award. These share-based compensation costs were allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs respectively.

A summary of the restricted stock grant activity for the year ended September 30, 2007 is presented below:

		Weighted average
	Number of	exercise price
	shares	per share

Non-vested as of October 1, 2006	-	$-
Granted on December 26, 2006	914,994	6.25
Vested	353,707	6.25
Forfeited	30,727	6.25

Non-vested as of September 30, 2007	530,560	$6.25

As such share-based compensation is not deductible for income tax purpose in the PRC, no income tax benefits were recognized in this respect for the year ended September 30, 2007.

As of September 30, 2007, there were unrecognized compensation costs of US$556,696 related to the restricted stock granted. These costs are expected to be recognized over a weighted average period of 0.6 years.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

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

The Company recorded non-cash share-based compensation expenses of US$131,320 and US$41,178 for the years ended September 30, 2006 and 2007 respectively in respect of the above restricted shares granted to non-employee directors, which was allocated to general and administrative expenses.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognised for such share-based compensation cost for the years ended September 30, 2006 and 2007.

As of September 30, 2007, there was no unrecognized stock-based compensation associated with these restricted shares granted to non-employee directors. Each of the 25% of the restricted shares were issued as fully paid ordinary shares to the three independent directors on July 19, 2006, August 16, 2006, January 8, 2007 and March 28, 2007, respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

19	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts receivable, other receivables, short-term bank loans, long-term bank loans, accounts and bills payable and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest.

20	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2006 and 2007, the Company had the following contracted capital commitments:

	2006	2007

For construction of buildings	$557,883	$-
For purchases of equipment	12,184,346	12,312,763

	$12,742,229	$12,312,763

As of September 30, 2007, BAK Tianjin had plans to construct manufacturing facilities of US$14,385,951 and to purchase equipment of US$6,439,034.

(ii)	Land Use Rights and Property Ownership Certificate

According to the relevant PRC laws and regulations, a land use rights certificate, along with government approvals for land planning, project planning and construction, needs to be obtained before construction of a building is commenced. A property ownership certificate shall be granted by the government upon application under the condition that the aforementioned certificate and government approvals have been obtained.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

The Company has not yet obtained the land use rights certificate relating to the premises occupied by the Company, BAK Industrial Park. However, the Company obtained approvals for project-planning and construction from the government of Shenzhen on June 20, 2007 and is in the process of applying for the land use rights certificate.

Management believes that the Company will ultimately be granted a land use rights certificate, and that there should be no legal barriers for the Company to obtain a property ownership certificate for the premises presently occupied by the Company in BAK Industrial Park. However, in the event that the Company fails to obtain the land use rights certificate relating to BAK Industrial Park, there is a risk that the buildings constructed will need to be vacated as illegitimate constructions and the Company might be subject to penalties and fines. However, management believes that this possibility, while present, is remote.

The Company is not able to insure its manufacturing facilities since it has not yet received its land use rights certificate. The Company intends to procure such insurance once it has received the certificate.

(iii)	Guarantees

In order to secure the supplies of certain raw materials and upon the request of suppliers, the Company has given guarantee to certain suppliers which are summarized as follows:

	2006	2007

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. -
a non-related party	$2,528,861	$-
Guaranteed for Hunan Reshine New Material Ltd. -
a non-related party	-	5,325,664
Guaranteed for Nanjing Special Metal
Equipment Co. Ltd. - a non-related party	-	1,331,416
Guaranteed for Shenzhen Kuichong Zhenda
Industrial Co. Ltd. - a non-related party	1,264,430	-

	$3,793,291	$6,657,080

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of September 30, 2007.

(iv)	Outstanding Discounted Bills and Transferred Bills

From time to time, the Company factors bills receivable to banks and endorses the bank acceptance bills received to its suppliers, vendors or other parties for settlement of its liabilities to these creditors. At the time of the factoring and transfer, all rights and privileges of holding the receivables are transferred to the banks and the creditors. The Company removes the assets from its books and records a corresponding expense for the amount of the discount. The Company remains contingently liable on the amount outstanding in the event the bill issuer defaults.

The Company's outstanding discounted and transferred bills as of September 30, 2006 and 2007 are summarized as follows:

	2006	2007

Bank acceptance bills	$1,972,303	$17,851,850
Commercial acceptance bills	5,013,466	-

	$6,985,769	$17,851,850

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

(v)	Litigation and claims

On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against the Company. The Company has an agreement with A123Systems, Inc., under which the Company agrees to manufacture products for A123Systems, Inc. according to the specifications furnished by, and using the finished electrodes and other materials consigned by, A123Systems, Inc. to the Company. The plaintiffs alleged that by manufacturing rechargeable lithium cells for one of the Company’s customers, A123Systems, Inc., for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker Corporation, the Company has infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs seek injunctive relief and damages in an unspecified amount. If the court issues an adverse decision, the Company may be required to pay the plaintiffs substantial monetary damages. The court has not yet issued a decision on this matter and the Company is unable to quantify the extent of any possible award of damages that might become payable by the Company.

The agreement with A123Systems, Inc., under which the Company agrees to manufacture products for A123Systems, Inc. according to the specifications furnished by, and using the finished electrodes and other materials consigned by, A123Systems, Inc. to the Company, had terminated on August 30, 2007.

21	Related Party Transactions

(i)
In October 2003, the Company acquired intangible assets from an entity controlled by Mr. Xianqian Li, the Chairman and the then controlling shareholder of the Company, for US$3,866,088, and paid in cash. The consideration paid by the Company in excess of the Chairman's carrying cost of the intangible assets, which was nil, was charged to retained earnings as a distribution to the Chairman, resulting in the acquired intangible assets being recorded by the Company at the Chairman's original cost basis.

(ii)
Amounts due from related parties in the consolidated balance sheets consist of short term advances made by the Company to a former shareholder. The advances bore no interest, had no formal repayment terms and had been fully repaid on December 14, 2005.

(iii)
On September 30, 2004, the Company entered into an agreement with HFG International Ltd. (“HFG”), of which HFG provided financial consulting services to the Company, as described below, for a period of one year for a fee of US$400,000. HFG is controlled by a shareholder of the Company.

Under the agreement, HFG provided the Company with, among other things, advice on the development and implementation of a restructuring plan, resulting in an organizational structure that would facilitate the registration of the Company's securities, assistance to the Company in engaging qualified professionals to facilitate the Company's plan, assistance in identifying potential merger candidates, assisting in the preparation of the necessary documentation and assistance with solicitation of equity financing.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

22	Significant Concentrations

(a)	Customers and Credit Concentrations

The Group had only one customer that individually comprised 10% or more of net revenue for the years ended September 30, 2006 and 2007, as follows:

	2005		2006		2007
		%		%		%

A123System, Inc.	$-	-	$18,537,334	13	$20,586,775	14

As of September 30, 2005, the Company did not have balance of gross trade accounts receivable due from A123System, Inc. As of September 30, 2006 and 2007, approximately 1% and 3% of gross trade accounts receivable was due from this customer respectively. On August 30, 2007, the Company’s agreement with this customer terminated in accordance with its terms. The Company is undertaking to negotiate with this customer regarding the foregoing and believes the termination of business relationship has no material impact on the Company’s results of operations and financial condition.

(b)	Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2006 and 2007, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

23	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactures six types of Li-ion rechargeable batteries: steel-case cell, aluminium-case cell, battery pack, cylindrical cell, polymer cell and high-power lithium-phosphate cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the years ended September 30, 2005, 2006 and 2007 were as follows:

Net revenues by product:

	2005		2006		2007
		%		%		%

Steel-case Cell	$56,964,711	55.89	$64,299,407	44.71	$34,868,786	23.91
Aluminium-case cell	23,721,464	23.27	49,514,304	34.43	69,916,244	47.93
High-power lithium-
phosphate cell	-	-	18,537,334	12.89	20,561,865	14.10
Battery pack	20,168,147	19.79	9,842,539	6.84	11,797,560	8.09
Cylindrical cell	1,050,900	1.03	607,608	0.42	3,421,901	2.34
Polymer cell	16,361	0.02	1,027,824	0.71	5,294,543	3.63

	$101,921,583	100.00	$143,829,016	100.00	$145,860,899	100.00

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

23	Segment Information (continued)

Net revenues by geographic area:

	2005		2006		2007
		%		%		%

PRC Mainland	$72,352,373	70.99	$96,669,615	67.21	$105,567,176	72.38
United States of America	-	-	18,641,035	12.96	20,740,356	14.22
Hong Kong, China	17,534,684	17.20	17,220,619	11.98	6,417,931	4.40
The Republic of Turkey	7,650,144	7.51	4,622,618	3.21	-	-
Others	4,384,382	4.30	6,675,129	4.64	13,135,436	9.00

	$101,921,583	100.00	$143,829,016	100.00	$145,860,899	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

24	China BAK Battery, Inc. (Parent Company)

Under PRC regulations, Shenzhen BAK, BAK Electronics and BAK Tianjin may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, Shenzhen BAK, BAK Electronics and BAK Tianjin are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of September 30, 2007, additional transfers of US$88,309,292 are required before the statutory general reserve reached 50% of the registered capital of Shenzhen BAK, BAK Electronics and BAK Tianjin. As of September 30, 2007, US$6,426,977 has been appropriated from retained earnings and set aside for statutory general reserves by Shenzhen BAK, BAK Electronics and BAK Tianjin.

As of September 30, 2007, the amount of restricted net assets of Shenzhen BAK, BAK Electronics and BAK Tianjin, which may not be transferred to the Company in the forms of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 5% of the Company’s consolidated net assets as discussed above. In addition, the current foreign exchange control policies applicable in PRC also restrict the transfer of assets on dividends outside the PRC.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

The following presents unconsolidated financial information of the parent company only:

Condensed Balance Sheet as of September 30, 2006 and 2007

	2006	2007

Cash and cash equivalents	$19,889	$19,114
Investments in subsidiaries	$116,595,727	$131,589,986

Total assets	$116,615,616	$131,609,100

Other current liabilities	$2,987,587	$4,877,188

Total liabilities	$2,987,587	$4,877,188

Total shareholders’ equity	$113,628,029	$126,731,912

Total liabilities and
shareholders’ equity	$116,615,616	$131,609,100

Condensed Statements of Income for the years ended September 30, 2005, 2006 and 2007

	2005	2006	2007

General and administrative expenses	$(31,374)	$(3,063,704)	$(1,970,123)
Investment income	13,527,922	23,228,270	2,453,451

Income before income taxes	13,496,548	20,164,566	483,328
Income taxes	-	-	-

Net income	$13,496,548	$20,164,566	$483,328

Condensed Statements of Cash Flows for the years ended September 30, 2005, 2006 and 2007

	2005	2006	2007
Cash flow from operating activities

Net income	$13,496,548	$20,164,566	$483,328
Adjustment to reconcile net income
to net cash (used in) / provided by operating activities:
Share-based compensation	-	131,320	79,747
Investment income	(13,527,922)	(23,228,270)	(2,453,451)
Changes in operating assets and liabilities:
Other liabilities	(35,605)	2,952,273	1,889,601

Net cash (used in) / provided by operating activities	(66,979)	19,889	(775)

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2005, 2006 and 2007 (continued)

Cash flow from investing activities
Capital contribution to a
wholly owned subsidiary	(55,312,177)	-	-

Net cash used in investing activities	(55,312,177)	-	-

Cash flow from financing activities
Proceeds from issuance of capital stock, net	55,379,156	-	-

Net cash provided by financing activities	55,379,156	-	-

Net increase / (decrease) in cash and
cash equivalents	-	19,889	(775)

Cash and cash equivalents
at the beginning of year	-	-	19,889

Cash and cash equivalents
at the end of year	$-	$19,889	$19,114

The details of the Company’s investment in subsidiaries and the net proceeds from issuance of its capital stock are fully described in the consolidated statements of shareholders’ equity, Note 1 and Note 14 to the consolidated financial statements.

25	Subsequent Events

(i)
On October 9, 2007, Shenzhen BAK obtained the Approval Certificate of Overseas Investments of Chinese Enterprises to invest in a wholly owned subsidiary in Germany, BAK Europe GmbH, with registered capital of US$275,300.

(ii)
On November 5, 2007, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company agreed to issue and sell to the Investors 3,500,000 shares of the Company’s common stock (the “Shares”) at a price per share of US$3.90, which represents approximately 6.6% of the issued and outstanding capital stock of the Company as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of US$13.7 million.

The Private Placement closed on November 9, 2007. All of the 3,500,000 shares were sold. Roth Capital Partners, LLC ("Roth") acted as the Company's placement agent in connection with the Private Placement. As compensation for its services, Roth received a cash fee equal to US$819,000, representing 6% of the gross proceeds received from the sale of the shares.

(iii)
As disclosed in Note 1, on October 22, 2007, the Company entered into the Settlement Agreement with Mr. Xiangqian Li, the Company’s Chief Executive Officer, and BAK International. Pursuant to the Settlement Agreement, Mr. Xiangqian Li agreed to deliver the 1,089,775 shares related to the 2005 performance threshold to BAK International; BAK International in turn agreed to deliver the shares to the Company. Upon receipt of these shares, the Company agreed to release all claims and causes of action against Mr. Xiangqian Li and certain other persons regarding the shares. On October 25, 2007, the 1,089,775 shares were delivered to the Company, and such shares are now held as treasury shares. Under the terms of the Settlement Agreement, the Company is obligated to commence negotiations with the investors who participated in the Company’s January 2005 private placement in order to achieve a complete settlement of BAK International’s obligations (and the Company’s obligations to the extent it has any) under the applicable agreements with such investors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Shenzhen, People’s Republic of China, on December 18, 2007.

CHINA BAK BATTERY, INC.

By:	/s/ Xiangqian Li
Xiangqian Li
Director, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 18, 2007.

Signature	Title

/s/ Xiangqian Li
Name: Xiangqian Li	Director, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
/s/ Tony Shen
Name: Tony Shen	Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
/s/ Huanyu Mao
Name: Huanyu Mao	Director, Chief Operating Officer and Chief Technical Officer

Name: Charlene Spoede Budd	Director

/s/ Chunzhi Zhang
Name: Chunzhi Zhang	Director

/s/ Richard B. Goodner
Name: Richard B. Goodner	Director