Form 10-Q
period 2007-12-31
CHINA BAK BATTERY INC
filed 2008-02-06
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  53,223,637 shares of common stock, par value $0.001 per share, outstanding on February 5, 2008.

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

Forward-Looking Statements

Statements contained in this Report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

—	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

—	our future business development, results of operations and financial condition;

—	our ability to fund our operations and manage our substantial short-term indebtedness;

—	our ability to maintain or increase our market share in the competitive markets in which we do business;

—	our limited operating history in developing, manufacturing and selling of lithium-based rechargeable battery cells;

—	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

—	our dependence on the growth in demand for the portable electronic devices that are powered by our products;

—	our ability to diversify our product offering and capture new market opportunities;

—	our ability to obtain original equipment manufacturer (“OEM”) qualifications from brand names;

—	our ability to source our needs for skilled labor, machinery and raw materials economically;

—	our ability to secure raw materials in the future and to manage the costs of raw materials or to secure alternative or substitute raw materials;

—	uncertainties with respect to the PRC legal and regulatory environment;

—	our ability to remediate any material weaknesses in our internal control over financial reporting;

—	our ability to maintain cost leadership;

ii

—	our ability to acquire land use rights to our facilities; and

—	other risks identified in this Report and in our other reports filed with the SEC.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in other reports that we filed with the SEC, including without limitation our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Where You Can Find Additional Information

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2007 and December 31, 2007
(In U.S. dollars)

		September 30,	December 31,
	Note	2007	2007
		(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents		$14,196,513	$33,524,459
Pledged deposits	2	4,594,727	4,356,150
Trade accounts receivable, net	3	63,150,872	71,110,722
Inventories	4	59,827,232	62,574,853
Prepayments and other receivables	5	1,656,494	13,970,608
Deferred tax assets		502,916	746,457
Total current assets		143,928,754	186,283,249

Property, plant and equipment, net	6	145,123,022	154,110,778
Lease prepayments, net		17,884,436	18,311,762
Intangible assets, net		121,038	138,295
Deferred tax assets		171,774	153,081
Total assets		$307,229,024	$358,997,165

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2007 and December 31, 2007 (continued)
(In U.S. dollars)

		September 30,	December 31,
	Note	2007	2007
		(Audited)	(Unaudited)

Liabilities
Current liabilities
Short-term bank loans	7	$89,870,586	$99,937,026
Current maturities of long-term bank loans	8	—	6,845,002
Accounts and bills payable		45,588,583	55,766,208
Accrued expenses and other payables		15,467,192	17,520,421
Total current liabilities		150,926,361	180,068,657

Long-term bank loans, less current maturities	8	29,291,154	34,225,009
Deferred tax liabilities		279,597	294,248
Total liabilities		180,497,112	214,587,914

Commitments and contingencies	11

Shareholders’ equity
Ordinary shares US$ 0.001 par value;
100,000,000 authorized;
49,250,853 and 52,954,603 issued
and outstanding as of
September 30, 2007 and December 31, 2007
respectively		49,251	52,954
Additional paid-in-capital		74,310,509	89,155,087
Statutory reserves		6,426,977	6,516,559
Retained earnings		36,060,426	35,030,309
Accumulated other comprehensive income		9,884,749	13,654,342
Total shareholders’ equity		126,731,912	144,409,251

Total liabilities and shareholders’ equity		$307,229,024	$358,997,165

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations
and comprehensive income
For the three months ended December 31, 2006 and 2007
(Unaudited)
(In U.S. dollars)

		Three months ended December 31,
	Note	2006	2007
Net revenues	13	$43,082,153	$52,787,475
Cost of revenues		(34,885,599)	(45,681,745)

Gross profit		8,196,554	7,105,730

Operating expenses:
Research and development costs		(636,914)	(1,319,163)
Sales and marketing expenses		(1,042,417)	(1,347,877)
General and administrative expenses		(2,960,973)	(4,238,035)

Total operating expenses		(4,640,304)	(6,905,075)

Operating income		3,556,250	200,655

Finance costs, net		(900,832)	(2,223,477)
Government grant income		762,267	901,344
Other income		169,807	41,884

Income / (loss) before income taxes		3,587,492	(1,079,594)

Income taxes		(4,740)	139,059

Net income / (loss)		$3,582,752	$(940,535)

Other comprehensive income
- Foreign currency translation adjustment		1,544,784	3,769,593

Comprehensive income		$5,127,536	$2,829,058

Net income/(loss) per share:	10
-Basic		$0.07	$(0.02)
-Diluted		$0.07	$(0.02)

Weighted average number of ordinary shares:
-Basic		48,885,896	51,425,323
-Diluted		48,911,340	52,378,164

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of shareholders’ equity
For the three months ended December 31, 2006 and 2007
(Unaudited)
(In U.S. dollars)

						Accumulated	Total
	Ordinary shares		Additional			other	share-
	Number		paid	Statutory	Retained	comprehensive	holders’
	of shares	amount	-in-capital	reserves	earnings	income	equity
Balance as of October 1, 2006	48,885,896	$48,886	$68,126,689	$5,791,718	$36,212,357	$3,448,379	$113,628,029
Net income	—	—	—	—	3,582,752	—	3,582,752
Share-based compensation for employee stock option awards	—	—	147,300	—	—	—	147,300
Issuance of 914,994 shares of restricted stocks and reclassification of liability-classified awards	—	—	3,679,934	—	—	—	3,679,934
Share-based compensation for common stock granted to employees and non-employee directors	—	—	60,386	—	—	—	60,386
Appropriation to statutory reserves	—	—	—	453,179	(453,179)	—	—
Foreign currency translation adjustment	—	—	—	—	—	1,544,784	1,544,784

Balance as of December 31, 2006	48,885,896	$48,886	$72,014,309	$6,244,897	$39,341,930	$4,993,163	$122,643,185
Balance as of October 1, 2007	49,250,853	$49,251	$74,310,509	$6,426,977	$36,060,426	$9,884,749	$126,731,912
Net loss	—	—	—	—	(940,535)	—	(940,535)
Share-based compensation for employee stock awards	—	—	842,334	—	—	—	842,334
Exercise of stock options awards	200,000	200	1,249,800	—	—	—	1,250,000
Issuance of common stock to non-employee directors	3,750	3	(3)	—	—	—	—
Issuance of new common stock	3,500,000	3,500	12,752,447	—	—	—	12,755,947
Appropriation to statutory reserves	—	—	—	89,582	(89,582)	—	—
Foreign currency translation adjustment	—	—	—	—	—	3,769,593	3,769,593

Balance as of December 31, 2007	52,954,603	$52,954	$89,155,087	$6,516,559	$35,030,309	$13,654,342	$144,409,251

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended December 31, 2006 and 2007
(Unaudited)
(In U.S. dollars)

	Three months ended December 31,
	2006	2007
Cash flow from operating activities
Net income / (loss)	$3,582,752	$(940,535)
Adjustments to reconcile net income/(loss) to net
cash used in operating activities:
Depreciation and amortization	2,045,817	2,782,297
Bad debt expense	485,407	1,202,276
Provision for obsolete inventories	—	79,217
Share-based compensation	262,455	842,334
Deferred income taxes	(70,403)	(195,637)

Changes in operating assets and liabilities:
Trade accounts receivable	(3,197,709)	(7,159,248)
Inventories	3,754,099	(1,119,804)
Prepayments and other receivables	252,772	(11,613,774)
Accounts and bills payable	(11,762,195)	10,423,149
Accrued expenses and other payables	2,491,604	1,011,959

Net cash used in operating activities	(2,155,401)	(4,687,766)

Cash flow from investing activities

Purchases of property, plant and equipment	(13,192,785)	(9,158,722)
Payment of lease prepayment	—	(20,983)
Purchases of intangible assets	(4,759)	(31,402)

Net cash used in investing activities	$(13,197,544)	$(9,211,107)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)
(In U.S. dollars)

	Three months ended December 31,
	2006	2007
Cash flow from financing activities
Proceeds from borrowings	$28,402,934	$45,076,563
Repayment of borrowings	(12,422,042)	(26,911,381)
Decrease in pledged deposits	3,578,657	361,977
Proceeds from issuance of capital stock	—	14,005,947

Net cash provided by financing activities	19,559,549	32,533,106

Effect of exchange rate changes on cash and cash equivalents	57,421	693,713

Net increase in cash and cash equivalents	4,264,025	19,327,946
Cash and cash equivalents at the beginning of period	21,099,555	14,196,513

Cash and cash equivalents at the end of period	$25,363,580	$33,524,459

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to bank	$—	$1,883,727

Cash paid during the period for:
Income taxes	$—	$45,376

Interest, net of amounts capitalized	$879,918	$2,487,376

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

China BAK Battery, Inc. (“China BAK”) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. China BAK and its subsidiaries (collectively, the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as "Li-ion" or "Li-ion cell") rechargeable batteries for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric motors and general industrial applications.

The shares of the Company were traded in the over-the-counter market through the Over-the-Counter Bulletin Board beginning in 2005. On May 31, 2006, the Company obtained approval to list its common stock on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) stock market, and trading commenced that same date under the symbol "CBAK".

Basis of Presentation and Organization

As of December 31, 2007, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; and vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of US$99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International was required to contribute US$20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. Subsequently, the Company obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately US$20,000,000 capital to BAK Tianjin. The remaining US$79,990,000 is required to be fully contributed no later than December 11, 2008. BAK Tianjin will be principally engaged in the manufacture of advanced lithium ion batteries for use in light electric vehicles and uninterruptible power supply.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

Basis of Presentation and Organization (continued)

On November 6, 2004, BAK International, then a non-operating holding company that had substantially the same shareholders as Shenzhen BAK, entered into a share swap transaction with the shareholders of Shenzhen BAK for the purpose of the subsequent reverse acquisition of the Company as described below. Pursuant to the terms of the share swap transaction, BAK International acquired all of the outstanding shares of Shenzhen BAK for US$11.5 million in cash, while the shareholders of Shenzhen BAK acquired substantially all of the outstanding shares of BAK International for US$11.5 million in cash. As a result, Shenzhen BAK became a wholly-owned subsidiary of BAK International. After the share swap transaction was completed, there were 31,225,642 shares of BAK International stock outstanding, exactly the same as the number of shares of capital stock of Shenzhen BAK that had been outstanding immediately prior to the share swap, and the shareholders of BAK International were substantially the same as the shareholders of Shenzhen BAK prior to the share swap. Consequently, the share swap transaction between BAK International and the shareholders of Shenzhen BAK was accounted for as a reverse acquisition of Shenzhen BAK with no adjustment to the historical basis of the assets and liabilities of Shenzhen BAK.

On January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International. The share swap transaction, also referred to as the “reverse acquisition” of the Company, was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement entered by and among China BAK, BAK International and the shareholders of BAK International on January 20, 2005. Pursuant to the Securities Exchange Agreement, the Company issued 39,826,075 shares of common stock, par value US$0.001 per share, to the shareholders of BAK International (including 31,225,642 shares to the original shareholders and 8,600,433 shares to new investors who had purchased shares in the private placement described below), representing approximately 97.2% of the Company’s post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

Basis of Presentation and Organization (continued)

Also on January 20, 2005, immediately prior to and in connection with consummating the reverse acquisition of the Company, BAK International completed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of US$17,000,000. In conjunction with this financing, Mr. Xiangqian Li, the Chairman and Chief Executive Officer of the Company, agreed to place 2,179,550 shares of the Company's common stock owned by him into an escrow account pursuant to an Escrow Agreement dated January 20, 2005 (the “Escrow Agreement”). Pursuant to the Escrow Agreement, 50% of the escrowed shares were to be released to the investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2005 was not at least US$12,000,000, and the remaining 50% were to be released to investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2006 was not at least US$27,000,000. If the audited net income of the Company for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr. Xiangqian Li in the same manner: 50% upon reaching the 2005 target and the remaining 50% upon reaching the 2006 target.

Under generally accepted accounting principles in the United States of America (“US GAAP”), the contribution of Mr. Li’s shares into the escrow account was viewed as a recapitalization by Mr. Li similar to a reverse stock split of the Company’s common stock. However, as the escrowed shares remained legally outstanding, there was no accounting journal required to effect said reverse split on common stock and additional paid-in capital. In addition, under US GAAP the escrow arrangement constitutes a compensatory plan to Mr. Li such that a compensation charge is required to be recorded in the financial statements of the Company should shares be released from escrow to Mr. Li. However the escrow arrangement is not presumed to be compensatory if the escrowed shares are released to a person who has no relationship to the Company other than as a shareholder, and that person is not expected to have any other relationship to the Company in the future.

The Company determined that, without consideration of the compensation charge should the shares be released to Mr. Li, the performance thresholds for the year ended September 30, 2005 would be achieved. However, under US GAAP, such charge is required to be recognized in the calculation of net income and was not permitted to be disregarded under the terms of the Escrow Agreement. Accordingly, after consideration of the related compensation charge, the Company determined that such thresholds would not be achieved. The Company also determined that, even without consideration of the compensation charge, the performance thresholds for the year ended September 30, 2006 were not achieved.

While the 1,089,775 escrow shares relating to the 2005 performance threshold were previously released to Mr. Li, Mr. Li executed a further undertaking on August 21, 2006 to return those shares to the escrow agent for the distribution to the relevant investors. However, such shares were not returned to the escrow agent, but, pursuant to the Settlement Agreement described below, are being held by the Company. Because the Company failed to satisfy the performance threshold for the fiscal year ended September 30, 2006, the remaining 1,089,775 escrow shares relating to the fiscal year 2006 performance threshold were released to the relevant investors. As Mr. Li has not retained any of the shares placed into escrow, and as the investors party to the Escrow Agreement are only shareholders of the Company and do not have and are not expected to have any other relationship to the Company, the Company has not recorded a compensation charge for the years ended September 30, 2005 and 2006.

On October 22, 2007, the Company entered into a Delivery of Make Good Shares, Settlement and Release Agreement (the “Settlement Agreement”) with Mr. Xiangqian Li and BAK International. Pursuant to the Settlement Agreement, in November 2007, Mr. Xiangqian Li delivered the 1,089,775 shares related to the 2005 performance threshold to BAK International; BAK International in turn delivered the shares to the Company. Such shares are now held by the Company as treasury shares. Upon receipt of these shares, the Company and BAK International released all claims and causes of action against Mr. Xiangqian Li regarding the shares, and Mr. Xiangqian Li released all claims and causes of action against the Company and BAK International regarding the shares. Under the terms of the Settlement Agreement, the Company is obligated to commence negotiations with the investors who participated in the Company’s January 2005 private placement in order to achieve a complete settlement of BAK International’s obligations (and the Company’s obligations to the extent it has any) under the applicable agreements.

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US GAAP.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

Basis of Presentation and Organization (continued)

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2008. The Company’s consolidated balance sheet as of September 30, 2007 has been taken from the Company’s audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, Hong Kong, Canada or Germany, the accounting standards used in the places of their respective domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

Recently Issued Accounting Standards

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for the Company on October 1, 2007. The adoption of FIN 48 has no material impact on the Company’s financial statements.

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
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the Company’s fiscal year beginning on October 1, 2008. The management is in the process of evaluating the impact SFAS 159 will have on the Company’s financial statements upon adoption.

SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

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

2	Pledged Deposits

Pledged deposits as of September 30, 2007 and December 31, 2007 consist of the following:

	September 30,	December 31,
	2007	2007
Pledged deposits with banks for bills payable	$4,594,727	$4,356,150

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

3	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2007 and December 31, 2007 consist of the following:

	September 30,	December31,
	2007	2007
Trade accounts receivable	$57,928,281	$66,959,331
Less: Allowance for doubtful accounts	(3,021,617)	(4,332,263)
	54,906,664	62,627,068
Bills receivable	8,244,208	8,483,654
	$63,150,872	$71,110,722

An analysis of the allowance for doubtful accounts for the three months ended December 31, 2006 and 2007 is as follows:

	Three months ended December 31,
	2006	2007
Balance at beginning of period	$1,063,285	$3,021,617
Addition of bad debt expense, net	494,238	1,204,376
Foreign exchange adjustment	17,161	106,270
Balance at end of period	$1,574,684	$4,332,263

4	Inventories

Inventories as of September 30, 2007 and December 31, 2007 consist of the following:

	September 30,	December 31,
	2007	2007
Raw materials	$15,245,732	$18,221,819
Work-in-progress	5,698,017	10,104,405
Finished goods	40,776,958	36,276,152
	61,720,707	64,602,376
Provision for obsolete inventories	(1,893,745)	(2,027,523)
	$59,827,232	$62,574,853

Part of the Company’s inventories with carrying value of US$19,971,241 and US$20,535,005 as of September 30, 2007 and December 31, 2007, respectively, was pledged as collateral under certain loan agreements (see Note 7).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

5	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2007 and December 31, 2007 consist of the following:

	September 30,	December 31,
	2007	2007
Prepayments for raw materials and others	$925,187	$13,028,756
Other receivables	740,088	948,744
Less: Allowance for doubtful accounts	(8,781)	(6,892)
	$1,656,494	$13,970,608

6	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2007 and December 31, 2007 consist of the following:

	September 30,	December 31,
	2007	2007
Buildings	$70,380,985	$87,636,322
Machinery and equipment	59,405,092	68,888,399
Office equipment	1,088,032	2,173,670
Motor vehicles	1,135,616	1,215,423
	132,009,725	159,913,814
Accumulated depreciation	(19,301,165)	(22,560,324)
Construction in progress	12,578,715	1,750,005
Prepayment for acquisition of property, plant and equipment	19,835,747	15,007,283
	$145,123,022	$154,110,778

(i)	Depreciation expense for the three months ended December 31, 2006 and 2007 is included in the consolidated statements of operations and comprehensive income as follows:

	Three months ended December 31,
	2006	2007
Cost of revenues	$1,435,902	$2,034,088
Research and development costs	72,308	92,026
Sales and marketing expenses	154,765	156,800
General and administrative expenses	360,692	384,940
	$2,023,667	$2,667,854

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the three months ended December 31, 2006 and 2007, the Company capitalized interest of approximately US$48,854 and US$275,735, respectively, to the cost of construction in progress.

(iii)	Pledged Property, Plant and Equipment

As of September 30, 2007 and December 31, 2007, machinery and equipment with net book value of US$34,090,267 and US$34,827,023 of the Company were pledged as collateral under certain loan arrangements (see Notes 7 and 8).

7	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	September 30,	December 31,
	2007	2007
Inventories (Note 4)	$19,971,241	$20,535,005
Machinery and equipment, net (Note 6)	18,299,368	18,815,937
	$38,270,609	$39,350,942

As of September 30, 2007 and December 31, 2007, the Company had several short-term bank loans with aggregate outstanding balances of US$89,870,586 and US$99,937,026 respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 5.751% to 7.722% per annum, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li who did not receive any compensation for acting as guarantor.

The Company also committed to pledge the property ownership and land use rights certificate to be obtained in relation to the land on which the Company’s corporate campus had been constructed for short-term bank loans amounting to approximately US$24,642,000 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. The aggregate net book value of the buildings and land use right in relation to the property ownership and land use rights certificate as of December 31, 2007 was approximately US$83,492,000.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

8	Long-term Bank Loans

As of September 30, 2007 and December 31, 2007, the Company had long-term bank loans of US$29,291,154 and US$41,070,011, respectively. As of each date, the amount of US$13,690,004 was outstanding under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the PBOC for three-year to five-year long-term loans which is currently 6.48% per annum. The long-term bank loan is repayable in three instalments of US$4,107,001 on November 20, 2008, US$4,107,001 on November 20, 2009 and US$5,476,002 on December 26, 2010.

The other three loans with aggregate amount of US$27,380,007 as of December 31, 2007, were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The loan of US$5,476,001 currently carries interest at 5.832% per annum is repayable on January 25, 2012. The second loan of US$10,952,003 with current annual interest rate of 6.237% is repayable in three instalments of US$2,738,001 on January 25, 2010, US$6,845,002 on January 25, 2011 and US$1,369,000 on January 25, 2012 respectively. The third loan of US$10,952,003 with current annual interest rate of 7.65% is repayable in three instalments of US$2,738,001 on January 25, 2008, US$4,107,001 on January 25, 2009 and US$4,107,001 on January 25, 2010.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) secured by the property ownership and land use rights certificate of the Company’s Research and Development Test Centre and the future facilities to be constructed thereon.

The long-term bank loan with Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$16,011,086 as of December 31, 2007 (Note 6); and (iii) secured by the property ownership and land use rights certificate to be obtained in relation to the land on which the Company’s corporate campus had been constructed and the future machinery and equipment to be purchased and used in the campus.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company to the bank and acting as guarantor for the above long-term bank loans.

9	Share-based Compensation

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
For the three months ended December 31, 2006 and 2007 (continued)
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

A summary of share option plan activity for the three months ended December 31, 2007 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (1)
Outstanding as of October 1, 2007	400,000	$6.25
Granted	—	—
Exercised	200,000	6.25
Forfeited	—	—
Cancelled	—	—

Outstanding as of December 31, 2007	200,000	$6.25	4 years	$—

Exercisable as of December 31, 2007	80,000	$6.25	4 years	$—

(1)
Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2007 (US$6.25) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. The Company recorded non-cash share-based compensation expense of US$147,300 and US$38,842 for the three months ended December 31, 2006 and 2007 respectively in respect of share options granted in 2005. The expense of the three months ended December 31, 2007 was allocated to research and development costs, and that of the three months ended December 31, 2006 was allocated to general and administrative expenses and research and development costs respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions.

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of December 31, 2007, there were unrecognized compensation costs of approximately US$35,000 related to non-vested share options. These costs are expected to be recognized over a weighted average period of 0.5 year.

Pursuant to the Plan, the Company also issued 1,501,500 options with a weighted-average exercise price of US$3.28 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from June 30, 2007 to February 9, 2012 according to each of the employee’s respective grant agreement.

A summary of share option plan activity for the quarter ended December 31, 2007 is presented below:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (1)
Outstanding as of October 1, 2007	1,418,500	$3.28
Exercised	—	—
Forfeited	3,500	3.28
Cancelled	—	—

Outstanding as of December 31, 2007	1,415,000	$3.28	6 years	$4,202,550

Exercisable as of December 31, 2007	30,000	$3.35	5 years	$87,000

(1)
Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2007 (US$6.25) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted on June 25, 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$496,804 for the quarter ended December 31, 2007 in respect of these share options, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of December 31, 2007, there were unrecognized compensation costs of US$2,035,442 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2 years.

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

The Company recorded non-cash share-based compensation expenses of US$11,968 in respect of the restricted shares granted in June and July 2007 for the three months ended December 31, 2007, which was allocated to general and administrative expenses.

As of December 31, 2007, the Company had unrecognized stock-based compensation of US$5,000 associated with these restricted shares granted to non-employee directors. These costs are expected to be recognised over a weighted average period of 0.2 year. As of December 31, 2007, the first and second 25% of the restricted shares were already issued as fully paid ordinary shares to the three independent directors on August 23, 2007 and October 25, 2007.

As the Company itself is a holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the three months ended December 31, 2007.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
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

Upon the grant of restricted stock, the Company has reclassified share-based payment liabilities of US$3,679,934 to shareholders’ equity. The restricted stock grant is treated as equity-classified awards and the unrecognized compensation costs are recognized over the vesting period. The Company recognized share-based compensation expense of US$54,770 for the period from October 1, 2006 to December 26, 2006 in respect of the liability-classified award, and US$31,186 for the period from December 26, 2006 to December 31, 2006 and US$294,720 for the quarter ended December 31, 2007 in respect of the equity-classified award. These share-based compensation costs were allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

A summary of the restricted stock grant activity for the three months ended December 31, 2007 is presented below:

		Weighted average
	Number of	exercise price
	shares	per share
Non-vested as of October 1, 2007	530,560	$6.25
Vested	—	—
Forfeited	—	—
Non-vested as of December 31, 2007	530,560	$6.25

As such share-based compensation is not deductible for income tax purpose in the PRC, no income tax benefits were recognized in this respect for the three months ended December 31, 2007.

As of December 31, 2007, there were unrecognized compensation costs of US$266,000 related to the restricted stock granted. These costs are expected to be recognized over a weighted average period of 0.5 year.

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

The Company recorded non-cash share-based compensation expenses of US$11,980 for the three months ended December 31, 2006 in respect of the above restricted shares granted to non-employee directors, which was allocated to general and administrative expenses. No non-cash share-based compensation expense was recognized in respect of the above restricted shares for the three months ended December 31, 2007.

As the Company is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognised for such share-based compensation cost for the three months ended December 31, 2007.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

As of December 31, 2007, there was no unrecognized stock-based compensation associated with these restricted shares granted to non-employee directors. Each of the 25% of the restricted shares were issued as fully paid ordinary shares to the three independent directors on July 19, 2006, August 16, 2006, January 8, 2007 and March 28, 2007, respectively.

10	Net Income / (Loss) per Share

The calculation of basic net loss per share is based on the net loss for the three months ended December 31, 2007 attributable to equity shareholders of $940,535 (Net income for the three months ended December 31, 2006: $3,582,752) and the weighted average number of ordinary shares of 51,425,323 in issue during the three months ended December 31, 2007 (three months ended December 31, 2006: 48,885,896).

The calculation of diluted net loss per share is based on the net loss for the three months ended December 31, 2007 attributable to equity shareholders of $940,535 (Net income for the three months ended December 31, 2006: $3,582,752) and the weighted average number of ordinary shares of 52,378,164 in issue during the three months ended December 31, 2007 (three months ended December 31, 2006: 48,911,340) after adjusting for the number of 952,841 dilutive potential ordinary shares. Restricted stock granted to employees and to non-employee directors are included in the computation of diluted net loss / income per share for the three months ended December 31, 2007 and 2006 respectively. The share warrants granted to external financial advisors and stock options granted to employees are excluded from the computation of diluted net loss / income per share as the warrant and stock options were both anti-dilutive.

11	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2007 and December 31, 2007, the Company had the following capital commitments:

	September 30,	December 31,
	2007	2007
For purchases of equipment	$12,312,763	$6,391,416

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

The Company has not yet obtained the land use rights certificate relating to the premises occupied by the Company, BAK Industrial Park. However, the Company had obtained the approvals for project planning and construction from the government of Shenzhen on June 20, 2007 and is in the process of applying for the land use rights certificate.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
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

In order to secure the supplies of certain raw materials and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30, 2007	December 31, 2007
Guaranteed for Hunan Reshine New Material Ltd. - a non-related party	$5,325,664	$5,476,001

Guaranteed for Nanjing Special Metal Equipment Co. Ltd. - a non-related party	1,331,416	1,369,000
	$6,657,080	$6,845,001

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of December 31, 2007.

(iv)	Outstanding Discounted Bills

From time to time, the Company factors bills receivable to banks. At the time of the factoring, all rights and privileges of holding the receivables are transferred to the banks. The Company does not retain control over the transferred receivables and cannot cause the banks to return them, nor does the Company have the right or obligation to repurchase or redeem the receivables. Each bank is entitled to pledge or exchange the receivables factored to it. The Company removes the asset from its books and records a corresponding expense for the amount of the discount. The Company remains contingently liable on the amount outstanding in the event the bill issuer defaults.

The Company's outstanding discounted bills as of September 30, 2007 and December 31, 2007 are summarized as follows:
	September 30,	December 31,
	2007	2007
Bank acceptance bills	$17,851,850	$12,387,960

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

(v)	Litigation and claims

On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against the Company. The Company had an agreement with A123 Systems, Inc. (“A123Systems”), which, as amended on August 18, 2005, terminated in accordance with its terms on August 30, 2007, under which the Company had agreed to manufacture products for A123Systems according to the specifications furnished by, and using the finished electrodes and other materials consigned by, A123Systems to the Company. The plaintiffs alleged that, by manufacturing rechargeable lithium cells for A123Systems for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker Corporation, the Company had infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs seek injunctive relief and damages in an unspecified amount. If the court issues an adverse decision, the Company may be required to pay the plaintiffs substantial monetary damages, and the Company may be prohibited from future production of rechargeable lithium cells manufactured for A123Systems or be required to pay royalties to engage in any such production. The court has not yet issued a decision on this matter and the Company is unable to quantify the extent of any possible award of damages that might become payable by the Company.

12	Significant Concentrations

(a)	Customers and Credit Concentrations

The Company had two customers that individually comprised 10% or more of net revenue for the three months ended December 31, 2006 as follows:
	Three months ended December 31,
	2006		2007
		%		%
A123 Systems, Inc.	$6,398,903	15	$—	—
Shenzhen Chaolitong Electronics Co. Ltd.	4,291,576	10	3,514,974	7
	$10,690,479	25	$3,514,974	7

No customer individually comprised 10% or more of the Company’s net revenue for the three months ended December 31, 2007.

Approximately 10% and 7% of gross trade accounts receivable were due from Shenzhen Chaolitong Elecronics Co. Ltd. as of September 30, 2007 and December 31, 2007 respectively.

As of September 30, 2007, approximately 3% of gross trade accounts receivable was due from A123 Systems, Inc. The Company did not have balance of gross trade accounts receivable due from this customer as of December 31, 2007. On August 30, 2007, the Company’s agreement with this customer terminated in accordance with its terms. The Company believes the termination of this business relationship has no material impact on the Company’s results of operations and financial condition.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

(b)	Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2007 and December 31, 2007, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

13	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactures six types of Li-ion rechargeable batteries: steel-case cell, aluminium-case cell, battery pack, cylindrical cell, polymer cell and high-power lithium-phosphate cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the three months ended December 31, 2006 and 2007 were as follows:

Net revenues by product:

	Three months ended December 31,
	2006		2007
		%		%
Steel-case cell	$15,031,595	34.89	$9,756,758	18.48
Aluminium-case cell	17,202,935	39.93	30,059,952	56.95
High-power lithium-
phosphate cell	6,398,903	14.85	—	—
Battery pack	2,413,126	5.61	5,000,622	9.47
Cylindrical cell	854,744	1.98	2,568,673	4.87
Polymer cell	1,180,850	2.74	5,401,470	10.23
	$43,082,153	100.00	$52,787,475	100.00

Net revenues by geographic area:

	Three months ended December 31,
	2006		2007
		%		%
PRC Mainland	$31,419,765	72.93	$45,507,991	86.22
United States of America	6,404,559	14.87	65,054	0.12
Hong Kong, China	1,943,612	4.51	1,827,494	3.46
India	—	—	1,606,362	3.04
Others	3,314,217	7.69	3,780,574	7.16
	$43,082,153	100.00	$52,787,475	100.00

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2006 and 2007 (continued)
(Unaudited)

14	Subsequent events

Pursuant to the Plan, the Company also issued 360,000 options with an exercise price of US$4.30 per share on January 28, 2008. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from April 28, 2008 to April 28, 2011 according to each of the employee’s agreement respectively.

The weighted-average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of January 28, 2008, there were total unrecognized compensation costs of US$1,294,000 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 3.8 years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed interim consolidated financial statements and notes included in Item 1 of Part I of this Report. Except for the historical information contained herein, this Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated by such forward-looking statements. See “Introductory Comments — Forward-Looking Statements” above.

Overview

During the first quarter of fiscal 2008, we generated $52.8 million in net revenues, our highest quarterly net revenues since our inception. This increase was primarily driven by the sustained quarter-to-quarter increase in revenues from our aluminum-case cells, cylindrical cells and polymer cells. The revenues from cylindrical cells and polymer cells increased approximately 100% over the fourth quarter of fiscal 2007, and approximately 300% over the quarter ended December 31, 2006. We were able to achieve this growth in revenue despite this quarter being the first full fiscal period following the August 2007 termination of our contract with A123 Systems, Inc. (“A123Systems”), which had been a significant customer. We also continued to make progress in expanding our manufacturing capability into first-tier OEM capabilities, and in working through the qualification processes of targeted first-tier OEMs. Our achievements during the first quarter of fiscal 2008 include the following:

—	We closed a $13.65 million private placement of shares of our common stock, the proceeds of which were used for the expansion of current business and for working capital;

—
Our batteries passed all safety, reliability and performance tests by Hewlett Packard Company (“HP”) designated battery pack manufacturers, a significant step in our efforts, pursuant to our non-binding Letter of Intent with HP, to reach a definitive agreement to supply lithium ion battery cells to HP;

—
We were awarded “China Top Brand” by the General Administration of Quality Supervision, Inspection and Quarantine of the People's Republic of China, which is valid for three years; this designation, in recognition of our product quality, exempts us from certain quality checks and customs inspections and automatically classifies our products as priority products for protection against counterfeiting; and

—	We were recognized as one of the Top 30 Most Innovational Enterprises in China by the November 2007 issue of Manager, a leading China business magazine.

As in previous periods, we continue to face pressure due to increased costs of raw materials, particularly lithium cobalt dioxide, the main raw materials in our products, and higher overhead related to the expansion of our manufacturing capabilities in fiscal 2007. This has resulted in lower profit margins for the three months ended December 31, 2007, as compared to the same period in fiscal 2006, as our increased costs cannot be fully reflected in increased prices.

In the near-term, we anticipate that we will continue to experience pressure due to increased costs, including the costs of raw materials and overhead, as well as the costs of additional anticipated capital improvements as we transition from predominantly a replacement market to global first tier OEM capabilities. In response to this challenge, while we believe that we remain among the low cost manufacturers in the industry, we are seeking to reduce the purchase costs of raw materials and other unit costs of production while pursuing opportunities to raise selling prices where it would benefit our financial results. In addition, we are seeking to identify alternative raw materials suppliers to the extent there are viable alternatives and to expand our use of alternative raw materials. Among other things, we have successfully developed the technology to use substitute materials to reduce the amount of lithium cobalt dioxide used in the manufacture of lithium-based cells. Lithium cobalt dioxide is the most expensive ingredient currently required to make lithium-based cells because cobalt is not renewable. We have also restructured our operations in an effort to streamline corporate resources and improve internal efficiency, with a particular focus on manufacturing and sales.

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

To help us finance and expand our operations, we have access to $239.6 million in short-term credit facilities and $41.1 million in long-term credit facilities. As of December 31, 2007, the principal outstanding amounts under our credit facilities included short-term bank loans of $99.9 million, long-term bank loans of $6.8 million maturing within one year and long-term bank loans of $34.2 million maturing in over one year, and bills payable of $31.9 million, leaving $109.5 million of short-term funds available for additional cash needs.

Our Business

We are one of the largest manufacturers of lithium-ion battery cells in the world, as measured by production output. We produce battery cells that are the principal component of rechargeable batteries commonly used to power the following applications:

—	cellular phones—customer segments include OEM customers and replacement battery manufacturers;

—	notebook computers;

—	portable consumer electronics, such as digital cameras, portable media players, portable gaming devices and personal digital assistants, or PDAs; and

—	other applications, such as miner's lamps.

We conduct all of our operations in China, in close proximity to China’s electronics manufacturing base and its rapidly growing market. Historically, we have primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and the OEM market. Our products are packed into batteries by third-party battery pack manufacturers in accordance with the specifications of manufacturers of portable electronic applications. At the request of our customers that order prismatic battery packs, we also engage pack battery manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers both for the replacement and OEM markets.

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

The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Three Months Ended December 31,
	2006	2007
	(in thousands)
Prismatic cells
Steel-case cells	$15,031	$9,757
Aluminum-case cells	17,203	30,060
Battery packs	2,413	5,000
Cylindrical cells	855	2,569
High-power lithium-phosphate cells	6,399	-
Lithium polymer cells	1,181	5,401
Total	$43,082	$52,787

Our net revenues have increased during the three months ended December 31, 2007, in part because of increased shipments as we ramped up our production capacity to meet customer demands for our products.

Cost of Revenues. Cost of revenues consists primarily of materials costs, employee remuneration for staff engaged in production activity, share-based compensation, depreciation and related expenses that are directly attributable to the production of products. Cost of revenues also includes write-downs of inventory to lower of cost or market.

The cost of raw materials for aluminum-case cells is generally higher than that of steel-case cells. Cost of revenues from the sales of battery packs also includes the fees we pay to pack manufacturers for assembling our prismatic cells into battery packs.

The average unit costs of our products was higher in the three months ended December 31, 2007, as compared to the three months ended December 31, 2006, because the purchase cost of lithium cobalt dioxide increased, which increase was only partially offset by higher prices for our products in the three months ended December 31, 2007, as compared to the same period of the prior year. Lithium cobalt dioxide is the main material in our products, rechargeable lithium batteries. As a result, our gross profit, as a percentage of net revenues, decreased from 19.0% for the three months ended December 31, 2006 to 13.5% for the three months ended December 31, 2007. We expect that the price of lithium cobalt dioxide, which increased approximately 30% during the fiscal year ended September 30, 2007 from the prior year’s price, will fluctuate but that the overall trend will be for the price to continue to increase over time. To the extent that we are not able to fully reflect these increased costs in our prices or use alternative less costly materials, our gross profit, as a percentage of net revenues, may decrease.

Research and Development Costs. Research and development costs primarily comprise remuneration for R&D staff, share-based compensation, depreciation and maintenance expenses relating to R&D equipment and R&D material costs.

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

Government Grant Income / Other Income. Other income for the three months ended December 31, 2007 mainly consisted of government grant funds to subsidize the interest expenses incurred by the Company in prior years for research and development activities and to refund the value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high-technology enterprise. No present or future obligation will arise from the receipt of such amount.

Finance Costs, Net. Finance costs consist primarily of interest income, interest on bank loans net of capitalized interest and bank charges.

Income Taxes. Under applicable income tax laws and regulations, an enterprise located in Shenzhen, including the district where our operations are located, is subject to a 15% enterprise income tax. Further, according to PRC laws and regulations, foreign invested manufacturing enterprises, starting from their first profitable year, are entitled to a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Our PRC subsidiaries, Shenzhen BAK, BAK Electronics and BAK Tianjin, are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 7.5% for the following three years from its first profitable year. As such, for the first two calendar years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK is subject to the enterprise income tax rate of 7.5%. BAK Electronics, established in August 2005, is eligible for the same preferential tax treatment applicable to Shenzhen BAK and currently is in the tax holiday and fully exempt from any enterprise income tax for the calendar year 2006 and 2007. Between January 1, 2008 and December 31, 2010, BAK Electronics is subject to a 7.5% tax rate. Beginning January 1, 2011, BAK Electronics will be subject to the full corporate income tax rate which, in accordance with the PRC’s new income tax law discussed below, will be 25%. BAK Tianjin is currently exempt from any enterprise income tax due to cumulative tax losses. Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $181,000 pursuant to the tax holiday for the quarter ended December 31, 2007, or $0.004 per basic share.

In addition, due to the additional capital invested in Shenzhen BAK in both 2005 and 2006, Shenzhen BAK was granted a preferential income tax rate of 3.82% and 6.12% in calendar years 2006 and 2007, respectively.

Furthermore, to encourage foreign investors to introduce advanced technologies to China, the PRC government has offered additional tax incentives to enterprises that are classified as a foreign-invested enterprise with advanced technologies. According to an official notice issued by the Shenzhen Municipal Trade and Industry Bureau, Shenzhen BAK received such designation in August 2005. As a result, as long as Shenzhen BAK maintains this designation, it may apply to the tax authority to extend the preferential status of its enterprise income tax rate for another three years, until December 31, 2009. Beginning January 1, 2010, Shenzhen BAK will be subject to the full corporate income tax rate of 25%.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law became effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries will be 25% after the current preferential taxes holiday have ended.

Our company is subject to U.S. tax at the statutory rate of 35%. We have not made provisions for any U.S. tax because we have determined that we have no U.S. taxable income.

Our Canada subsidiary, BAK Canada, is subject to Canada profits tax at the rate of 36.1%. However, because it does not have any assessable income derived from or arising in Canada, it has not paid any Canada profits tax.

Our German subsidiary, BAK Europe, is subject to Germany’s profits tax at the rate of 25%. However, because it does not have any assessable income derived from or arising in Germany, it has not paid any German profits tax.

Our Hong Kong subsidiary, BAK International, is subject to Hong Kong profits tax at the rate of 17.5%. However, because it does not have any assessable income derived from or arising in Hong Kong, it has not paid any Hong Kong profits tax.

Our effective tax rate was 0.1% for the three months ended December 31, 2006 and our effective tax benefit rate was 12.9% for the three months ended December 31, 2007.

Results of Operations

For the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.

	Three Months Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data:
Net revenues	$52,787	$43,082	$9,705	22.5%
Cost of revenues	45,681	34,886	10,795	30.9

Gross profit	7,106	8,196	(1,090)	(13.3)
Operating expenses:
Research and development costs	1,319	637	682	107.1
Sales and marketing expenses	1,348	1,041	307	29.5
General and administrative expenses	4,238	2,961	1,277	43.1

Total operating expenses	6,905	4,639	2,266	48.8

Operating income	201	3,557	(3,356)	(94.3)
Finance costs, net	2,223	901	1,322	146.7
Government grant income	901	762	139	18.2
Other income	42	170	(128)	(75.3)
Income tax expense / (benefit)	(139)	5	(144)	N/A

Net income / (loss)	$(940)	$3,583	$(4,523)	N/A %

Net Revenues. Net revenues increased to $52.8 million for the three months ended December 31, 2007 as compared to $43.1 million for the same period of the prior year.

—
Net revenues from the sales of aluminum-case cells increased to $30.1 million in the three months ended December 31, 2007 from $17.2 million in the same period in 2006, an increase of $12.9 million or 74.7%, due to an increase in sales volume of 48.0% driven by increased sales to OEM market in the PRC and an increase in average selling price by 18.1% as the result of the change of type of the aluminum-case cells.

—
Net revenues from the sales of steel-case cells decreased to $9.8 million in the three months ended December 31, 2007 from $15.0 million in the same period in 2006, a decrease of $5.2 million or 35.1%. This decrease was due to a fall in sales volume of 32.0%, which was primarily attributable to our strategic reduction of steel-case cell production to increase our aluminum-case cell production capacity for purposes of our transition from the secondary market to the OEM market and to take advantage of the greater benefits and lower costs of aluminum-case cells. During the three months ended December 31, 2007, the price and profit margin of steel-case cells were lower than those of aluminum-case cells. In addition, market demand for aluminum-case cells was stronger than for steel-case cells because of the former’s higher safety and performance quality as compared to steel-case cells. As a result, we expect to continue to increase our production of aluminum-case cells and decrease the production of steel-case cells. We expect that our revenue will be positively impacted by this shift.

—
Net revenues from sales of battery packs increased to $5.0 million in the three months ended December 31, 2007 from $2.4 million in the same period in 2006, an increase of $2.6 million or 107.2%, due to an increase in sales volume of 37.1% and in our average selling price of 51.2% driven by increased sales to the OEM market in the PRC.

—
We also sold $5.4 million of lithium polymer cells and $2.6 million of cylindrical cells in the three months ended December 31, 2007, compared to $1.2 million of lithium polymer cells and $0.9 million of cylindrical cells in the same period in 2006, due to our ability to satisfy additional demand with our new production line.

—
We had no sales of high-power lithium-ion cells in the three months ended December 31, 2007, compared to $6.4 million in the same period in 2006, due primarily to the termination in August 2007 of our manufacturing agreement with A123Systems. Currently, we are actively seeking new applications for our high-power lithium-ion cells, such as electric drills, miner’s lamps, electric bicycles and hybrid electric vehicles.

Cost of Revenues. Cost of revenues increased to $45.7 million for the three months ended December 31, 2007, as compared to $34.9 million for the same period in 2006. The increase in cost of revenues was mainly attributable to a significant increase in the purchase cost of the main raw material in our products, lithium cobalt dioxide.

As a result, gross profit for the three months ended December 31, 2007 was $7.1 million or 13.5% of net revenues as compared to gross profit of $8.2 million or 19.0% of net revenues for the same period in 2006.

Research and Development Costs. Research and development costs increased to $1.3 million for the three months ended December 31, 2007, as compared to $637,000 for the same period in 2006. Share-based compensation included in research and development expenses was $306,000 for the three months ended December 31, 2007, as compared to $159,000 for the same period of the prior year, an increase of $147,000 or 92.1%, mainly due to new stock options granted to the employees in research and development department on June 25, 2007. Research and development material expenses increased by $257,000 due to certain new research projects of BAK Canada. Salaries related to research increased to $377,000 from $227,000 for the same period of the prior year, an increase primarily due to our hiring of additional research professionals.

Sales and Marketing Expenses. Sales and marketing expenses increased to $1.3 million for the three-month period ended December 31, 2007 as compared to $1.0 million for the same period in 2006. Share-based compensation included in sales and marketing expenses increased by $122,000 due to new stock options granted to the employees in sales department on June 25, 2007. Packing expenses increased by $68,000 as the result of increased cost of packing materials. As a percentage of net revenues, sales and marketing expenses increased to 2.6% for the three months ended December 31, 2007, from 2.4% for the same period in 2006.

General and Administrative Expenses. General and administrative expenses increased to $4.2 million or 8.0% of net revenues for the three months ended December 31, 2007, as compared to $3.0 million or 6.0% of net revenues for the same period in 2006. Share-based compensation included in general and administrative expenses increased by $268,000 due to new stock options granted to the employees in departments of general administration on June 25, 2007. Salaries increased by $110,000 as a result of an increase in average salaries and of the number of employees as part of our expansion. Bad debt expenses increased by $717,000 primarily due to the provision charged in line with increased sales after we had assessed the collection of accounts receivables from customers during the three months ended December 31, 2007. Also, in the three-month period ended December 31, 2006, we recognized in general and administrative expenses an amount of $197,000 for liquidated damages related to a registration rights agreement with certain shareholders. There was no comparable expense in the same period in 2007.

Operating Income. As a result of the above, operating income totaled $201,000 for the three months ended December 31, 2007 as compared to operating income of $3.6 million for the same period of the prior year. As a percentage of net revenues, operating income was 0.4% for the three months ended December 31, 2007, as compared to 8.2% for the same period of the prior year.

Finance Costs, Net. Finance costs, net increased to $2.2 million for the three-month period ended December 31, 2007, as compared to $901,000 for the same period of the prior year. We have $99.9 million in short-term bank loans maturing in less than one year, $6.8 million in long-term bank loans maturing within one year, and $34.2 million in other long-term bank loans as of December 31, 2007, as compared to $71.1 million in short-term bank loans and $12.8 million in long-term bank loans, respectively, outstanding as of December 31, 2006. The increase in net finance costs is also attributable to the increase in the average bank loan interest rates on our short-term bank loans and long-term bank loans and the increase of our short-term bank loans and long-term bank loans.

Government Grant Income. Government grant income was $901,000 for the three months ended December 31, 2007 as compared to $762,000 for the same period of 2006. Government grant income for the three months ended December 31, 2007, mainly represented receipt of grant funds to subsidize the interest expenses we incurred in prior years for research and development activities. Government grant income for the three months ended December 31, 2006, consisted mainly of government subsidy given as recognition of our contribution to the economic development of the area. No present or future obligation arises from the receipt of these government subsidies.

Income Tax Expense / (Benefit). Income tax benefit was $139,000 for the three months ended December 31, 2007, as compared to an income tax expense of $5,000 for the same period of 2006. The change was mainly due to decreased profit before tax and deferred tax provision during the three months ended December 31, 2007.

Net Income / (Loss). As a result of the foregoing, we had a net loss of $940,000 for the three months ended December 31, 2007 as compared to a net income of $3.6 million for the same period in 2006.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of December 31, 2007, we had cash and cash equivalents of $33.5 million, as compared to $14.2 million as of September 30, 2007. In addition, we had pledged deposits amounting to $4.4 million and $4.6 million as of December 31, 2007 and September 30, 2007, respectively. Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from six to twelve months which coincides with the periods the cash remains pledged to the banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(4,688)	$(2,155)
Net cash used in investing activities	(9,211)	(13,198)
Net cash provided by financing activities	32,533	19,560
Effect of exchange rate changes on cash and cash equivalents	694	57
Net increase in cash and cash equivalents	19,328	4,264
Cash and cash equivalents at the beginning of period	14,196	21,100
Cash and cash equivalents at the end of period	33,524	25,364

Operating Activities

Net cash used in operating activities was $4.7 million in the three months ended December 31, 2007 compared with net cash used in operating activities of $2.2 million in the same period in 2006. The increase of $2.5 million in operating activities was mainly attributable to increased prepayments to certain raw materials suppliers to increase our purchases of the main raw materials in our products, lithium cobalt dioxide, in anticipation of a future increase in its cost.

Investing Activities

Net cash used in investing activities decreased from $13.2 million in the three months ended December 31, 2006 to $9.2 million in the same period in 2007. The net cash used in investing activities during the period ended December 31, 2007 was mainly used for purchases of equipment for a new automated cylindrical cell production line and a new automated prismatic cell production line.

Financing Activities

Net cash provided by financing activities was $32.5 million in the three months ended December 31, 2007, compared to $19.6 million in the same period in 2006. This was mainly attributable to (i) net proceeds of $12.8 million from a private placement of our common stock completed in November 2007, (ii) a $1.2 million increase in net proceeds from our issuance of capital stock in the three months ended December 31, 2007, (iii) a $3.2 million decrease in cash deposits at banks as collateral in the three months ended December 31, 2007 and (iv) additional borrowings, net of repayments, of $2.2 million.

As of December 31, 2007, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed
	(in thousands)
Short—term credit facilities:
Agricultural Bank of China	$82,140	$30,582
Shenzhen Development Bank	20,535	20,535
Shenzhen Ping An Bank	27,380	20,535
China CITIC Bank	27,380	24,354
China Construction Bank	20,535	—
Bank of China	61,605	34,041
Subtotal - short term credit facilities	$239,575	$130,047

Long—term credit facilities:
Agricultural Bank of China	$27,380	$27,380
China Development Bank	13,690	13,690

Subtotal - long-term credit facilities	$41,070	$41,070

Lines of Credit:
Agricultural Bank of China		$975
China Merchants Bank		841

Subtotal - lines of credit		$1,816

Total Principal Outstanding		$172,933

The above principal outstanding amounts under credit facilities included short-term bank loans of $99.9 million, long-term bank loans of $6.8 million maturing within one year and long-term bank loans of $34.2 million maturing in over one year, and bills payable of $31.9 million.

For the purpose of presentation, the effect of increase in bills payable balances is included in operating activities in the statements of cash flows.

During the three months ended December 31, 2007, we repaid two short-term bank loans totaling $27.4 million with Shenzhen Branch, Bank of China and Shenzhen Pingshan Branch, Shenzhen Development Bank, and borrowed five new short-term bank loans totaling $34.9 million with Shenzhen Branch, Bank of China, Shenzhen Pingshan Branch, Shenzhen Development Bank, and Shenzhen Shuibei Branch, Shenzhen Ping An Bank, and borrowed $11.0 million of long-term loans with Shenzhen Eastern Branch, Agricultural Bank of China. The five new short-term loans provide for monthly interest payments at fixed annual interest rates from 6.561% to 7.29%, with principal repayments at maturities during the fourth calendar quarter of 2008. The new long-term bank loans provide for monthly interest payments at a current annual interest rate of 7.65%, with principal repayments in three installments of $2.7 million on January 25, 2008, $4.1 million on January 25, 2009 and $4.1 million on January 25, 2010, respectively. These debt arrangements are generally guaranteed by Mr. Xiangqian Li, our chairman, president, and chief executive officer.

On November 11, 2007, we renewed our credit facility agreement with Shenzhen Branch, Bank of China, to provide a maximum loan amount of RMB 450 million (approximately $61.6 million) for a term of one year beginning November 11, 2007. The credit facility agreement is guaranteed by Mr. Xiangqian Li, and is also secured by $14.1 million of machines and equipments. As of December 31, 2007, we had borrowed approximately $20.5 million under this credit facility agreement.

We had working capital of $6.2 million as of December 31, 2007, as compared to negative working capital of $7.0 million as of September 30, 2007, an increase of $13.2 million. This increase was primarily attributable to increased prepayments to certain raw materials suppliers to increase our purchases of the main raw material in our products, lithium cobalt dioxide, in anticipation of a future increase in its cost. We had short-term bank loans maturing in less than one year of $99.9 million and long-term bank loans maturing within one year of $6.8 million as of December 31, 2007, or a total of $106.7 million of loans maturing within one year, as compared to a total of $89.9 million of such loans as of September 30, 2007, an increase of $16.8 million. We had long-term bank loans maturing in over one year of $34.2 million as of December 31, 2007, as compared to $29.3 million of such loans as of September 30, 2007, an increase of $4.9 million.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash and amounts available under existing credit facilities is insufficient to meet our requirements, we may seek to sell equity or debt securities or borrow from lending institutions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders’ interests. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Capital Expenditures

We made capital expenditures of $9.2 million and $13.2 million in the three months ended December 31, 2007 and 2006, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three months ended December 31,
	2007	2006
	(in thousands)
Construction costs	$2,740	$4,098
Purchase of equipment	$6,471	$9,100

Total capital expenditures	$9,211	$13,198

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

We are constructing and have completed a substantial part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, which we understand does not have the authority to grant us the land use rights certificate. Under our agreement with the Kuichong Township government, we have to pay for a 50-year land use rights certificate at an agreed unit price, which in the aggregate amounted to $4.0 million as of September 30, 2004 and $3.5 million as of September 30, 2007, following an adjustment of the site area after a land survey and foreign exchange adjustment. Out of the $3.5 million, $3.0 million has been paid to the Kuichong Township government. The Shenzhen municipal government has approved the grant of a land use rights certificate, which we are currently in the process of obtaining. In the meantime, we have recognized a net payable purchase price of $544,000 for the land use rights on the assumption that it will be on the same terms as those agreed with the Kuichong Township government.

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2007:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Short-term bank loans	99,937	99,937	—	—	—
Bills payable	31,926	31,926	—	—	—
Long-term bank loans	41,070	6,845	20,535	13,690	—
Land use rights payable	544	544	—	—	—
Capital commitments	6,391	6,391	—	—	—
Future interest payment on short-term bank loans	4,453	4,453	—	—	—
Future interest payment on long-term bank loans	5,753	2,256	3,022	475	—

Total	190,074	152,352	23,557	14,165	—

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2007.

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

Typically, no fees are received for this service. Thus, in those transactions, Shenzhen BAK would have a contingent obligation related to the guarantee of payment in the event the underlying loan is in default.

Transactions described above require accounting treatment under FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of December 31, 2007. As of December 31, 2007, we provided a guarantee for a non-related party, Nanjing Special Metal Equipment Co., Ltd., of one-year short-term bank loans with Evergrowing Bank with a maturity of August 6, 2010. We also provided a guarantee for another non-related party, Hunan Reshine New Material Ltd. The maximum amount of our exposure for these guarantees was $6.8 million and $6.7 million at December 31, 2007, and September 30, 2007, respectively.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically six to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2007.

We have a long-term bank loan of $13.7 million maturing on December 26, 2010 with Shenzhen Branch, China Development Bank with three installments payable under which we have outstanding borrowings; the interest rate we pay on this long term loan is benchmark rate of the People’s Bank of China for three- to five- year long-term loans. In addition, we have a RMB 200 million (approximately $27.4 million) long-term loan agreement with Shenzhen Eastern Branch, Agricultural Bank of China, which became effective on December 18, 2006. The long-term loan may be drawn at any time within five years from the effective date of the agreement and will mature five years after it is drawn. The term loan, when drawn, will carry a floating interest rate of 90% of The People’s Bank of China benchmark rate for three-year to five-year long-term loans. As of December 31, 2007, we had borrowed $27.4 million under this loan agreement. This loan comprises a borrowed amount of $5.5 million with a current interest rate of 5.832% and repayable on January 25, 2012; a borrowed amount of $11.0 million with a current interest rate of 6.237%, repayable in three installments of $2.7 million on January 25, 2010, $6.8 million on January 25, 2011, and $1.4 million on January 25, 2012, respectively; and a borrowed amount of $11.0 million with a current interest rate of 7.65%, repayable in three installments of $2.7 million on January 25, 2008, $4.1 million on January 25, 2009 and $4.1 million on January 25, 2010, respectively.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at December 31, 2007, would decrease net income before provision for income taxes by approximately $0.3 million or 31.0% for the three months ended December 31, 2007. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 86.2% of our revenues and 97.1% of our costs and expenses for the three months ended December 31, 2007 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.6% of our assets except for cash were denominated in RMB as of December 31, 2007. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $7.7 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2007. As of December 31, 2007, our accumulated other comprehensive income was $13.7 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of December 31, 2007, and September 30, 2007, the carrying amount of property, plant and equipment, net was $154.1 million and $145.1 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2007, and September 30, 2007, we had not charged off any balances as we had yet to exhaust all means of collection.

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

Pursuant to SFAS 123R, we have recognized compensation costs of $842,000 in relation to stock-based award to our employees and non-employee directors in the three months ended December 31, 2007, as an increase in both the operating costs and shareholder’s equity.

Changes in Accounting Standards

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for us on October 1, 2007. The adoption of FIN 48 has no material impact on the Company’s financial statements.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS No. 159 are effective for our fiscal year beginning on October 1, 2008. The management is in the process of evaluating the impact SFAS 159 will have on the Company’s financial statements upon adoption.

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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations.” SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

Exchange Rates

The financial records of Shenzhen BAK, BAK Electronics and BAK Tianjin are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income (loss) in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2007	2006
Balance sheet items as of December 31	7.3046	7.8087
Amounts included in the statement of income and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the three months ended December 31	7.4318	7.8647
Balance sheet items as of September 30	7.5108	7.9087

RMB is not readily convertible into U.S. dollars in the foreign exchange markets. The foreign exchange rate between the RMB and the U.S. dollar had been stable at approximately RMB 8.28 to $1.00 for the last few years. On July 21, 2005, the Central Bank of China announced that it would allow the RMB to move to a flexible exchange rate with a maximum daily variance against the U.S. dollar of 0.3%. No provision has been made in the accompanying financial statements for the change in currency policy, nor has any determination been made as to the potential impact this may have on our future operations. As a result, the stated exchange rates may not accurately reflect the amount in U.S. dollars into which RMB could be actually converted at the date or during the periods reflected in the foregoing table.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” and “— Foreign Exchange Risk.”

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “2007 Form 10-K”), which we are still in the process of remediating. Investors are directed to Item 9A of the 2007 Form 10-K for the description of these weaknesses.

Remediation Measures for Material Weaknesses

We have begun to take steps to remediate the material weaknesses described in our 2007 Form 10-K, and plan to implement the new measures described below in our ongoing efforts to address these internal control deficiencies:

—
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

—
We plan to continue to develop our corporate culture toward emphasizing the importance of internal controls and to ensure that all personnel involved in maintaining proper internal controls recognize the importance of strictly adhering to accounting principles accepted in the United States of America.

—
We plan to provide additional training to the Company’s internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures. In addition, one of our employees has assumed the full-time position of Director of Internal Audit and will be responsible for compliance with internal controls.

—
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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal controls over financial reporting after December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as described below, we are not a party to any legal proceedings, nor are we aware of any threatened or contemplated proceedings which are expected to result in a material adverse effect on our financial position, or results of operation.

Patent Litigation. On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against us. We had an agreement with A123Systems, which, as amended on August 18, 2005, terminated in accordance with its terms on August 30, 2007, under which we had agreed to manufacture products for A123Systems according to the specifications furnished by, and using the finished electrodes and other materials consigned by, A123Systems to us. The plaintiffs alleged that, by manufacturing rechargeable lithium cells for A123Systems for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker Corporation, we had infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs seek injunctive relief and damages in an unspecified amount. If the court issues an adverse decision, we may be required to pay the plaintiffs substantial monetary damages, and we may be prohibited from future production of rechargeable lithium cells manufactured for A123Systems or be required to pay royalties to engage in any such production. The court has not yet issued a decision on this matter and we are unable to quantify the extent of any possible award of damages that might become payable by us.

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

On August 15, 2006, the SEC declared effective a post-effective amendment we filed on August 4, 2006 to terminate the effectiveness of the resale registration statement on Form SB-2 that included the resale of the shares held by those selling shareholders. Accordingly, as we were no longer eligible to file on Form SB-2, we were required to file an additional registration statement within 45 days after the termination of the effectiveness of the Form SB-2. On October 11, 2006, we filed a registration statement on Form S-1 that covers resale of the shares held by those shareholders, which was declared to be effective on October 19, 2006. Following the termination of the Form SB-2, our failure to file an additional registration statement within the period provided under the registration rights agreement triggered, for the first time, an obligation to pay liquidated damages to the selling shareholders of 1% of the aggregate investment amount paid by them for the shares, or $241,232, based on the formula specified in the registration rights agreement. Because the Form S-1 was filed by the one-month anniversary of the applicable filing date, the event was cured and no additional liquidated damages were incurred. We previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “2006 Form 10-K”), and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (the “12/31/06 Form 10-Q”), that liquidated damages totaling $487,946 were due from us in respect of such event based on an incorrect interpretation of the liquidated damages due under the registration rights agreement. Among other things, the amount was calculated on a pro rata daily basis although the event, the first under the registration rights agreement, was cured by its one-month anniversary date.

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

As reported in our 2006 Form 10-K and our 12/31/06 Form 10-Q, we previously recorded charges in our statement of income and comprehensive income of $290,575 for the year ended September 30, 2006, and $197,371 for the quarter ended December 31, 2006, based on the original incorrect interpretation of the calculation of liquidated damages. Accordingly, the amounts recorded in excess of $241,232 (i.e., $246,714) have been applied to offset the charge related to the liquidated damages incurred related to the second event in the second fiscal quarter of 2007, and we have recorded an additional charge in the second fiscal quarter of 2007 relating to the additional liquidated damages incurred of $563,000. We have assessed the impact of the foregoing on the financial statements included in our 2006 Form 10-K and our 12/31/06 Form 10-Q, and have determined that the impact is not material. Accordingly, we do not intend to restate the financial information included in the 2006 Form 10-K or the 12/31/06 Form 10-Q; however, future filings will reflect the foregoing information. No liquidated damages have been paid as of the filing date of this Report.

Item 1A.  Risk Factors.

See Item 1A. “Risk Factors” included in our 2007 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

See Items 1.01 and 3.02 of our Current Report on Form 8-K filed with the SEC on November 6, 2007, and Item 8.01 of our Current Report on Form 8-K filed with the SEC on November 9, 2007.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On November 11, 2007, we renewed our credit facility agreement with Shenzhen Branch, Bank of China, to provide a maximum loan amount of RMB 450 million (approximately $61.6 million) for a term of one year beginning November 11, 2007. The credit facility agreement is guaranteed by Mr. Xiangqian Li, and is also secured by $14.1 million of machines and equipments. As of December 31, 2007, we had borrowed approximately $20.5 million under this credit facility agreement. A summary of the terms of this credit facility and related guaranties are included as Exhibits 10.3 through 10.5 to this Report and are hereby incorporated by reference herein.

During the three months ended December 31, 2007, we repaid two short-term bank loans totaling $27.4 million with Shenzhen Branch, Bank of China and Shenzhen Pingshan Branch, Shenzhen Development Bank, and borrowed five new short-term bank loans totaling $34.9 million with Shenzhen Branch, Bank of China, Shenzhen Pingshan Branch, Shenzhen Development Bank, and Shenzhen Shuibei Branch, Shenzhen Ping An Bank, and borrowed $11.0 million of long-term loans with Shenzhen Eastern Branch, Agricultural Bank of China. The five new short-term loans provide for monthly interest payments at fixed annual interest rates from 6.561% to 7.29% with principal repayments at maturities during the fourth calendar quarter of 2008. The new long-term bank loans provide for monthly interest payments at a current annual interest rate of 7.65%, with principal repayments in three installments of $2.7 million on January 25, 2008, $4.1 million on January 25, 2009 and $4.1 million on January 25, 2010, respectively. These debt arrangements are generally guaranteed by Mr. Xiangqian Li, our chairman, president and chief executive officer. The loan certificates under which the five new short-term loan agreements were made are included as Exhibits 10.6 through 10.10 to this Report and are hereby incorporated by reference herein. The loan certificates under which the new long-term loan agreements were made are included as Exhibits 10.11 through 10.13 to this Report and are hereby incorporated by reference herein.

Item 6.  Exhibits.

Number	Description
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007).

4.1	Form of Registration Rights Agreement, dated November 5, 2007 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007).

10.1	Form of Securities Purchase Agreement, dated November 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007).

10.2
Delivery of Make Good Shares, Settlement and Release Agreement, by and among the Registrant, Xiangqian Li, and BAK International, Ltd., dated October 22, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007).

10.3	Credit Facility Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated November 1, 2007.

10.4	Guaranty Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated November 1, 2007.

10.5	Pledge Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated November 8, 2007.

10.6	Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated November 27, 2007.

10.7	Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Pingshan Branch, Shenzhen Development Bank, dated December 12, 2007.

10.8	Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Pingshan Branch, Shenzhen Development Bank, dated December 14, 2007.

10.9	Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Pingshan Branch, Shenzhen Development Bank, dated December 20, 2007.

10.10	Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Shuibei Branch, Shenzhen Ping An Bank, dated October 22, 2007.

10.11	Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated October 11, 2007.

10.12	Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated October 11, 2007.

10.13	Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated October 11, 2007.

31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2008	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tony Shen
Tony Shen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)