Form 10-Q
period 2008-03-31
CHINA BAK BATTERY INC
filed 2008-05-12
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  53,227,387 shares of common stock, par value $0.001 per share, outstanding on May 9, 2008.

TABLE OF CONTENTS
Introductory Comments

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

ii

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

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2007 and March 31, 2008

(In U.S. dollars)

		September 30,	March 31,
	Note	2007	2008
		(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents		$14,196,513	$36,883,488
Pledged deposits	2	4,594,727	4,357,431
Trade accounts receivable, net	3	63,150,872	78,933,868
Inventories	4	59,827,232	68,161,763
Prepayments and other receivables	5	1,656,494	7,993,240
Deferred tax assets		502,916	795,384

Total current assets		143,928,754	197,125,174

Property, plant and equipment, net	6	145,123,022	167,906,273
Lease prepayments, net		17,884,436	18,959,498
Intangible assets, net		121,038	142,435
Deferred tax assets		171,774	-

Total assets		$307,229,024	$384,133,380

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiairies
Condensed interim consolidated balance sheets
As of September 30, 2007 and March 31, 2008 (continued)

(In U.S. dollars)

		September 30,	March 31,
	Note	2007	2008
		(Audited)	(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$89,870,586	$116,825,759
Current maturities of long-term bank loans	8	-	8,548,226
Accounts and bills payable		45,588,583	63,235,749
Accrued expenses and other payables		15,467,192	18,483,165

Total current liabilities		150,926,361	207,092,899

Long-term bank loans, less current maturities	8	29,291,154	31,343,496
Deferred tax liabilities		279,597	292,197

Total liabilities		180,497,112	238,728,592

Commitments and contingencies	11

Shareholders’ equity
Ordinary shares US$ 0.001 par value; 100,000,000 authorized; 49,250,853 and 53,223,633 issued and outstanding as of September 30, 2007 and March 31, 2008 respectively		49,251	53,223
Donated shares		7,955,358	14,101,689
Additional paid-in capital		66,355,151	80,704,832
Statutory reserves		6,426,977	6,516,559
Retained earnings		36,060,426	28,846,552
Accumulated other comprehensive income		9,884,749	20,018,583

		126,731,912	150,241,438
Less: Treasury shares		-	(4,836,650)

Total shareholders’ equity		126,731,912	145,404,788

Total liabilities and shareholders’ equity		$307,229,024	$384,133,380

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations
and comprehensive income
For the three months ended March 31, 2007 and 2008
(Unaudited)
(In U.S. dollars)

	Three months ended March 31,
	2007	2008

Net revenues	$29,528,846	$51,335,511
Cost of revenues	(23,382,523)	(47,420,664)

Gross profit	6,146,323	3,914,847
Operating expenses:
Research and development costs	(928,443)	(1,390,180)
Sales and marketing expenses	(1,064,497)	(1,403,033)
General and administrative expenses	(2,151,675)	(4,822,795)

Total operating expenses	(4,144,615)	(7,616,008)
Operating income / (loss)	2,001,708	(3,701,161)

Finance costs, net	(1,163,828)	(2,418,802)
Government grant income	-	137,020
Other expense	(240,135)	(81,475)

Income / (loss) before income taxes	597,745	(6,064,418)
Income taxes	(158,018)	(119,339)

Net income / (loss)	$439,727	$(6,183,757)

Other comprehensive income
- Foreign currency translation adjustment	1,149,688	6,364,241

Comprehensive income	$1,589,415	$180,484

Net income/(loss) per share:
-Basic	$0.01	$(0.12)

-Diluted	$0.01	$(0.12)

Weighted average number of ordinary shares:
-Basic	48,889,438	52,132,918

-Diluted	49,419,102	52,132,918

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations
and comprehensive income
For the six months ended March 31, 2007 and 2008
(Unaudited)
(In U.S. dollars)

		Six months ended March 31,
	Note	2007	2008

Net revenues	13	$72,610,999	$104,122,986
Cost of revenues		(58,268,122)	(93,102,409)

Gross profit		14,342,877	11,020,577
Operating expenses:
Research and development costs		(1,565,357)	(2,709,343)
Sales and marketing expenses		(2,106,913)	(2,750,910)
General and administrative expenses		(5,112,649)	(9,060,830)

Total operating expenses		(8,784,919)	(14,521,083)

Operating income / (loss)		5,557,958	(3,500,506)

Finance costs, net		(2,064,660)	(4,642,279)
Government grant income		762,267	1,038,364
Other expense		(70,328)	(39,591)

Income / (loss) before income taxes		4,185,237	(7,144,012)
Income taxes		(162,758)	19,720

Net income / (loss)		$4,022,479	$(7,124,292)

Other comprehensive income
- Foreign currency translation adjustment		2,694,472	10,133,834

Comprehensive income		$6,716,951	$3,009,542

Net income/(loss) per share:	10
-Basic		$0.08	$(0.14)

-Diluted		$0.08	$(0.14)

Weighted average number of ordinary shares:
-Basic		48,887,647	51,229,322

-Diluted		49,074,049	51,229,322

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of shareholders’ equity
For the six months ended March 31, 2007 and 2008
(Unaudited)

							Accumulated			Total
	Ordinary shares						other	Treasury shares		share-
	Number of		Donated	Additional	Statutory	Retained	comprehensive	Number of		holders’
	shares	Amount	shares	paid-in capital	reserves	earnings	income	shares	Amount	equity

Balance as of October 1, 2006	48,885,896	$48,886	$-	$68,126,689	$5,791,718	$36,212,357	$3,448,379	-	$-	$113,628,029

Net income	-	-	-	-	-	4,022,479	-	-	-	4,022,479

2006 escrow shares donated by Mr. Xiangqian Li and released to investors	-	-	7,955,358	(7,955,358)	-	-	-	-	-	-

Share-based compensation for employee stock option awards	-	-	-	291,398	-	-	-	-	-	291,398

Issuance of 914,994 shares of restricted stocks and reclassification of liability-classified awards	-	-	-	3,679,934	-	-	-	-	-	3,679,934

Share-based compensation for common stock granted to employees and non-employee directors	-	-	-	522,116	-	-	-	-	-	522,116

Issuance of common stock to non-employee directors	7,500	7	-	(7)	-	-	-	-	-	-

Appropriation to statutory reserves	-	-	-	-	681,904	(681,904)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	2,694,472	-	-	2,694,472

Balance as of March 31, 2007	48,893,396	$48,893	$7,955,358	$64,664,772	$6,473,622	$39,552,932	$6,142,851	-	$-	$124,838,428

Balance as of October 1, 2007	49,250,853	$49,251	$7,955,358	$66,355,151	$6,426,977	$36,060,426	$9,884,749	-	$-	$126,731,912

2005 escrow shares donated by Mr. Xiangqian Li	-	-	6,146,331	-	-	-	-	(1,089,775)	(6,146,331)	-

2005 escrow shares settlement	-	-	-	(1,309,681)	-	-	-	232,213	1,309,681	-

Net loss	-	-	-	-	-	(7,124,292)	-	-	-	(7,124,292)

Share-based compensation for employee stock awards	-	-	-	1,657,387	-	-	-	-	-	1,657,387

Exercise of stock options awards	200,000	200	-	1,249,800	-	-	-	-	-	1,250,000

Issuance of common stock to employees	265,280	265	-	(265)	-	-	-	-	-	-

Issuance of common stock to non-employee directors	7,500	7	-	(7)	-	-	-	-	-	-

Issuance of new common stock	3,500,000	3,500	-	12,752,447	-	-	-	-	-	12,755,947

Appropriation to statutory reserves	-	-	-	-	89,582	(89,582)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	10,133,834	-	-	10,133,834

Balance as of March 31, 2008	53,223,633	$53,223	$14,101,689	$80,704,832	$6,516,559	$28,846,552	$20,018,583	(857,562)	$(4,836,650)	$145,404,788

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended March 31, 2007 and 2008
(Unaudited)
(In U.S. dollars)

	Three months ended March 31,
	2007	2008

Cash flow from operating activities
Net income / (loss)	$439,727	$(6,183,757)
Adjustments to reconcile net income/(loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,211,399	3,235,624
(Recovery) / addition of bad debt expense	(850,888)	165,691
Provision for obsolete inventories	-	16,215
Share-based compensation	605,828	815,053
Deferred income taxes	59,864	118,302
Loss of disposal of property, plant and equipment	-	189,694
Exchange loss	-	770,949

Changes in operating assets and liabilities:
Trade accounts receivable	12,805,112	(4,872,518)
Inventories	(9,744,361)	(2,912,677)
Prepayments and other receivables	(107,265)	5,623,293
Accounts and bills payable	4,960,036	1,727,379
Accrued expenses and other payables	(2,874,543)	(217,032)
Net cash provided by / (used in) operating activities	7,504,909	(1,523,784)

Cash flow from investing activities

Purchases of property, plant and equipment	(10,333,935)	(7,386,168)
Payment of lease prepayment	(13,024,026)	-
Purchases of intangible assets	-	(43,634)
Proceeds from disposal of property, plant and equipment	-	321,353

Net cash used in investing activities	$(23,357,961)	$(7,108,449)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended March 31, 2007 and 2008 (continued)
(Unaudited)
(In U.S. dollars)

	Three months ended March 31,
	2007	2008
Cash flow from financing activities

Proceeds from borrowings	$37,347,228	$10,416,572
Repayment of borrowings	(32,970,443)	(492,636)
Decrease / (increase) in pledged deposits	570,892	(329,463)

Net cash provided by financing activities	4,947,677	9,594,473

Effect of exchange rate changes on cash and cash equivalents	381,379	2,396,789

Net (decrease) / increase in cash and cash equivalents	(10,523,996)	3,359,029

Cash and cash equivalents at the beginning of period	25,363,580	33,524,459

Cash and cash equivalents at the end of period	$14,839,584	$36,883,488

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to bank	$2,566,265	$2,980,249

Cash paid during the period for:
Income taxes	$27,832	$-

Interest, net of amounts capitalized	$1,320,032	$2,425,156

Non-cash movements affecting financing transactions:

2005 escrow shares settlement	$-	$1,309,681

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the six months ended March 31, 2007 and 2008
(Unaudited)
(In U.S. dollars)

	Six months ended March 31,
	2007	2008

Cash flow from operating activities
Net income / (loss)	$4,022,479	$(7,124,292)
Adjustments to reconcile net income/(loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	4,257,216	6,017,921
(Recovery) / addition of bad debt expense	(365,481)	1,367,967
Provision for obsolete inventories	-	95,432
Share-based compensation	868,283	1,657,387
Deferred income taxes	(10,539)	(77,335)
Loss of disposal of property, plant and equipment	-	189,694
Exchange loss	-	770,949

Changes in operating assets and liabilities:
Trade accounts receivable	9,607,403	(12,031,766)
Inventories	(5,990,262)	(4,032,481)
Prepayments and other receivables	145,507	(5,990,481)
Accounts and bills payable	(6,802,159)	12,150,528
Accrued expenses and other payables	(382,939)	794,927

Net cash provided by / (used in) operating activities	5,349,508	(6,211,550)

Cash flow from investing activities

Purchases of property, plant and equipment	(22,886,409)	(16,544,890)
Payment of lease prepayment	(13,664,337)	(20,983)
Purchases of intangible assets	(4,759)	(75,036)
Proceeds from disposal of property, plant and equipment	-	321,353

Net cash used in investing activities	$(36,555,505)	$(16,319,556)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the six months ended March 31, 2007 and 2008 (continued)
(Unaudited)
(In U.S. dollars)

	Six months ended March 31,
	2007	2008
Cash flow from financing activities

Proceeds from borrowings	$65,750,162	$55,493,135
Repayment of borrowings	(45,392,485)	(27,404,017)
Decrease in pledged deposits	4,149,549	32,514
Proceeds from issuance of capital stock	-	14,005,947

Net cash provided by financing activities	24,507,226	42,127,579

Effect of exchange rate changes on cash and cash equivalents	438,800	3,090,502

Net (decrease) / increase in cash and cash equivalents	(6,259,971)	22,686,975

Cash and cash equivalents at the beginning of period	21,099,555	14,196,513

Cash and cash equivalents at the end of period	$14,839,584	$36,883,488

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to bank	$2,566,265	$4,863,976

Cash paid during the period for:
Income taxes	$27,832	$45,376

Interest, net of amounts capitalized	$2,199,950	$4,912,532

Non-cash movements affecting financing transactions:

2006 escrow shares donated by Mr. Xiangqian Li and released to investors	$7,955,358	$-

2005 escrow shares donated by Mr. Xiangqian Li	$-	$6,146,331

2005 escrow shares settlement	$-	$1,309,681

See accompanying notes to the condensed interim consolidated financial statements

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008

(Unaudited)

Principal Activities, Basis of Presentation and Organization

Principal Activities

China BAK Battery, Inc. (“China BAK” or the “Company") is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. China BAK and its subsidiaries are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as "Li-ion" or "Li-ion cell") rechargeable batteries for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric motors, and general industrial applications.

The shares of the Company were traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, when the Company obtained approval to list its common stock on The NASDAQ Global Market, and trading commenced that same date under the symbol "CBAK".

Basis of Presentation and Organization

As of March 31, 2008, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on March 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; and vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of US$99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International was required to contribute US$20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. An extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately US$20,000,000 capital to BAK Tianjin. The remaining US$79,990,000 is required to be fully contributed no later than December 11, 2008. BAK Tianjin will be principally engaged in the manufacture of advanced lithium ion batteries for use in light electric vehicles and uninterruptible power supplies.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

Basis of Presentation and Organization (continued)

On November 6, 2004, BAK International, a non-operating holding company that had substantially the same shareholders as Shenzhen BAK, entered into a share swap transaction with the shareholders of Shenzhen BAK for the purpose of the subsequent reverse acquisition of the Company as described below. Pursuant to the terms of the share swap transaction, BAK International acquired all of the outstanding shares of Shenzhen BAK for US$11.5 million in cash, while the shareholders of Shenzhen BAK acquired substantially all of the outstanding shares of BAK International for US$11.5 million in cash. As a result, Shenzhen BAK became a wholly-owned subsidiary of BAK International. After the share swap transaction was completed, there were 31,225,642 shares of BAK International stock outstanding, exactly the same as the number of shares of capital stock of Shenzhen BAK that had been outstanding immediately prior to the share swap, and the shareholders of BAK International were substantially the same as the shareholders of Shenzhen BAK prior to the share swap. Consequently, the share swap transaction between BAK International and the shareholders of Shenzhen BAK was accounted for as a reverse acquisition of Shenzhen BAK with no adjustment to the historical basis of the assets and liabilities of Shenzhen BAK.

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

Also on January 20, 2005, immediately prior to consummating the share swap transaction, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of US$17,000,000. In conjunction with this financing, Mr. Xiangqian Li, the Chairman and Chief Executive Officer of the Company, agreed to place 2,179,550 shares of the Company's common stock owned by him into an escrow account pursuant to an Escrow Agreement dated January 20, 2005 (the “Escrow Agreement”). Pursuant to the Escrow Agreement, 50% of the escrowed shares were to be released to the investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2005 was not at least US$12,000,000, and the remaining 50% were to be released to investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2006 was not at least US$27,000,000. If the audited net income of the Company for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr. Xiangqian Li in the manner of 50% upon reaching the 2005 target and the remaining 50% upon reaching the 2006 target.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

Basis of Presentation and Organization (continued)

Under generally accepted accounting principles in the United States of America (“US GAAP”), escrow agreements such as the one established by Mr. Xiangqian Li generally constitute compensation if, following attainment of a performance threshold, shares are returned to a company officer. The Company determined that without consideration of the compensation charge, the performance thresholds for the year ended September 30, 2005 would be achieved. However, after consideration of a related compensation charge, the Company determined that such thresholds would not have been achieved. The Company also determined that, even without consideration of a compensation charge, the performance thresholds for the year ended September 30, 2006 would not be achieved. No compensation charge was recorded by the Company for the years ended September 30, 2005 and 2006.

While the 1,089,775 escrow shares relating to the 2005 performance threshold were previously released to Mr. Xiangqian Li, Mr. Xiangqian Li executed a further undertaking on August 21, 2006 to return those shares to the escrow agent for the distribution to the relevant investors. However, such shares were not returned to the escrow agent, but, pursuant to the Settlement Agreement described below, are being held by the Company. Because the Company failed to satisfy the performance threshold for the fiscal year ended September 30, 2006, the remaining 1,089,775 escrow shares relating to the fiscal year 2006 performance threshold were released to the relevant investors. As Mr. Xiangqian Li has not retained any of the shares placed into escrow, and as the investors party to the Escrow Agreement are only shareholders of the Company and do not have and are not expected to have any other relationship to the Company, the Company has not recorded a compensation charge for the years ended September 30, 2005 and 2006.

At the time the escrow shares relating to the 2006 performance threshold were transferred to the investors in fiscal year 2007, the Company should have recognized a credit to donated shares and a debit to additional paid-in capital, both are elements of shareholders’ equity. This entry is not material because total ordinary shares issued and outstanding, total shareholders’ equity and total assets do not change; nor is there any impact on income or earnings per share. Therefore, previously filed consolidated financial statements for the fiscal year ended September 30, 2007 will not be restated. This share transfer has been reflected in these financial statements by reclassifying the balances of certain items as of October 1, 2007. The balances of donated shares and additional paid-in capital as of October 1, 2007 were credited and debited by US$7,955,358 respectively, as set out in the consolidated statements of shareholders’ equity and the consolidated balance sheets.

In November 2007, Mr. Xiangqian Li delivered the 1,089,775 shares related to the 2005 performance threshold to BAK International pursuant to the Settlement Agreement; BAK International in turn delivered the shares to the Company. Such shares are now held by the Company as treasury shares. Upon receipt of these shares, the Company and BAK International released all claims and causes of action against Mr. Xiangqian Li regarding the shares, and Mr. Xiangqian Li released all claims and causes of action against the Company and BAK International regarding the shares. Under the terms of the Settlement Agreement, the Company is obligated to commence negotiations with the investors who participated in the Company’s January 2005 private placement in order to achieve a complete settlement of BAK International’s obligations (and the Company’s obligations to the extent it has any) under the applicable agreements with such investors.

Beginning on March 13, 2008, the Company has entered into settlement agreements (the “2008 Settlement Agreement”) with certain investors in the January 2005 private placement.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

Basis of Presentation and Organization (continued)

Pursuant to the 2008 Settlement Agreement, the Company and the investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company will make settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of March 31, 2008 amounted to 232,213 shares. Share payments to date have been made, and the Company intends to make any future payments of shares pursuant to the settlement agreements to be entered into with the remaining investors, in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. The Company has also undertaken pursuant to the settlement agreements to file a registration statement covering resales of such shares.

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US GAAP.

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2008. The Company’s consolidated balance sheet as of September 30, 2007 has been taken from the Company’s audited consolidated balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, Hong Kong, Canada or Germany, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

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

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the fiscal year beginning on October 1, 2008. The management is in the process of evaluating the impact SFAS 159 will have on the Company’s financial statements upon adoption.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

Recently Issued Accounting Standards (continued)

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

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities”

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The management is in the process of evaluating the impact SFAS 161 will have on the Company’s financial statements upon adoption.

2	Pledged Deposits

Pledged deposits as of September 30, 2007 and March 31, 2008 consist of the following:

	September 30,	March 31,
	2007	2008

Pledged deposits with banks for bills payable	$4,594,727	4,357,431

3	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2007 and March 31, 2008 consist of the following:

	September 30,	March 31,
	2007	2008

Trade accounts receivable	$57,928,281	$69,670,241
Less: Allowance for doubtful accounts	(3,021,617)	(4,658,522)
	54,906,664	65,011,719
Bills receivable	8,244,208	13,922,149
	$63,150,872	$78,933,868

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

3	Trade Accounts Receivable, net (continued)

An analysis of the allowance for doubtful accounts for the six months ended March 31, 2007 and 2008 is as follows:

	Six months ended March 31,
	2007	2008

Balance at beginning of period	$1,063,285	$3,021,617
(Recovery) / addition of bad debt expense, net	(334,611)	1,370,667
Foreign exchange adjustment	22,822	266,238
Balance at end of period	$751,496	$4,658,522

4	Inventories

Inventories as of September 30, 2007 and March 31, 2008 consist of the following:

	September 30,	March 31,
	2007	2008

Raw materials	$15,245,732	$20,397,411
Work-in-progress	5,698,017	10,892,833
Finished goods	40,776,958	38,996,893
	61,720,707	70,287,137
Provision for obsolete inventories	(1,893,475)	(2,125,374)
	$59,827,232	$68,161,763

Part of the inventories with carrying value of US$19,971,241 and US$21,370,565 as of September 30, 2007 and March 31, 2008, respectively, was pledged as collateral under certain loan agreements (see Note 7).

5	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2007 and March 31, 2008 consist of the following:

	September 30,	March 31,
	2007	2008

Prepayments for raw materials and others	$925,187	$5,431,537
Other receivables	740,088	2,568,292
Less: Allowance for doubtful accounts	(8,781)	(6,589)
	$1,656,494	$7,993,240

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

6	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2007 and March 31, 2008 consist of the following:

	September 30,	March 31,
	2007	2008

Buildings	$70,380,985	$91,901,939
Machinery and equipment	59,405,092	75,257,467
Office equipment	1,088,032	1,368,918
Motor vehicles	1,135,616	951,467
	132,009,725	169,479,791

Accumulated depreciation	(19,301,165)	(26,332,777)
Construction in progress	12,578,715	1,395,658
Prepayment for acquisition of property, plant and equipment	19,835,747	23,363,601
	$145,123,022	$167,906,273

(i)	Depreciation expense for the six months ended March 31, 2007 and 2008 is included in the consolidated statements of operations and comprehensive income as follows:

	Six months ended March 31,
	2007	2008

Cost of revenues	$3,008,251	$4,389,058
Research and development costs	140,815	294,225
Sales and marketing expenses	294,470	330,761
General and administrative expenses	812,060	793,779
	$4,255,596	$5,807,823

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the six months ended March 31, 2007 and 2008, the Company capitalized interest of approximately US$113,884 and US$179,349, respectively, to the cost of construction in progress.

(iii)	Pledged Property, Plant and Equipment

As of September 30, 2007 and March 31, 2008, machinery and equipment with net book value of US$34,090,267 and US$29,387,608 of the Company were pledged as collateral under certain loan arrangements (see Notes 7 and 8).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

7	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	September 30,	March 31,
	2007	2008

Inventories (Note 4)	$19,971,241	$21,370,565
Machinery and equipment, net (Note 6)	18,299,368	16,064,058
	$38,270,609	$37,434,623

As of September 30, 2007 and March 31, 2008, the Company had several short-term bank loans with aggregate outstanding balances of US$89,870,586 and US$116,825,759 respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 5.751% to 8.217% per annum, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li who did not receive any compensation for acting as guarantor.

The Company also committed to pledge the property ownership and land use rights certificate to be obtained in relation to the land on which the Company’s corporate campus had been constructed for short-term bank loans amounting to US$25,644,000 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. The aggregate net book value of the buildings and land use right in relation to the property ownership and land use rights certificate as of March 31, 2008 was US$91,565,685.

The Company is subject to certain covenants, which require the Company to comply with certain financial ratio, for its loan facilities which are tested on a monthly basis. If the Company fails to meet the requirements, the outstanding bank loans, including interest and penalties due thereunder, will accelerate and become immediately due and payable.

8	Long-term Bank Loans

As of September 30, 2007 and March 31, 2008, the Company had long-term bank loans of US$29,291,154 and US$39,891,722, respectively. The loan amount of US$14,247,044 as of March 31, 2008 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (the “PBOC”) for three-year to five-year long-term loans which is currently 6.48% per annum. The long-term bank loan is repayable in three instalments of US$4,274,113 on November 20, 2008, US$4,274,113 on November 20, 2009 and US$5,698,818 on December 26, 2010.

The other three loans with aggregate amount of US$25,644,678 as of March 31, 2008 were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The loan of US$5,698,817 currently carries interest at 5.832% per annum is repayable on January 25, 2012. The second loan of US$11,397,635 with current annual interest rate of 6.237% is repayable in three instalments of US$2,849,409 on January 25, 2010, US$7,123,522 on January 25, 2011 and US$1,424,704 on January 25, 2012 respectively. The third loan of US$8,548,226 with current annual interest rate of 7.65% is repayable in two instalments of US$4,274,113 on January 25, 2009 and US$4,274,113 on January 25, 2010.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

8	Long-term Bank Loans (continued)

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) secured by the property ownership and land use rights certificate of the Company’s Research and Development Test Centre and the future facilities to be constructed thereon.

The long-term bank loan with Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$13,323,550 as of March 31, 2008 (Note 6); and (iii) secured by the property ownership and land use rights certificate to be obtained in relation to the land on which the Company’s corporate campus had been constructed and the future machinery and equipment to be purchased and used in the campus.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company to the bank and acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of March 31, 2008 are as follows:

Fiscal years ending on March 31,
2009	$8,548,226
2010	11,397,635
2011	12,822,340
2012	7,123,521
$39,891,722

9	Share-based Compensation

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

9	Share-based Compensation (continued)

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

A summary of share option plan activity for the six months ended March 31, 2008 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)

Outstanding as of October 1, 2007	400,000	$6.25
Granted	-	-
Exercised	200,000	6.25
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2008	200,000	$6.25	4 years	$-

Exercisable as of March 31, 2008	140,000	$6.25	4 years	$-

(1)
Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2008 (US$3.77) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. The Company recorded non-cash share-based compensation expense of US$56,000 for the six months ended March 31, 2008 in respect of these share options granted in 2005. The expense of 2008 was recorded in research and development costs.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions.

Expected volatility	59.85%

Expected dividends	Nil

Expected life	6 years

Risk-free interest rate	4.13%

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

9	Share-based Compensation (continued)

As of March 31, 2008, there were unrecognized compensation costs of approximately US$17,000 related to non-vested share options. These costs are expected to be recognized over a weighted average period of 0.25 year.

Pursuant to the Plan, the Company also issued 1,501,500 options with a weighted-average exercise price of US$3.28 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from June 30, 2007 to February 9, 2012 according to each of the employee’s agreements respectively.

A summary of share option plan activity for the six months ended March 31, 2008 is presented below:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)

Outstanding as of October 1, 2007	1,418,500	$3.28
Exercised	-	-
Forfeited	6,500	3.28
Cancelled	-	-

Outstanding as of March 31, 2008	1,412,000	$3.28	6 years	$691,880

Exercisable as of March 31, 2008	40,000	$3.35	5 years	$16,800

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2008 (US$3.77) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$925,000 for the six months ended March 31, 2008 in respect of share options granted in 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of March 31, 2008, there were unrecognized compensation costs of US$1,587,000 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.7 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

9	Share-based Compensation (continued)

Pursuant to the Plan, the Company also issued 360,000 options with an exercise price of US$4.30 per share on January 28, 2008. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from April 28, 2008 to January 28, 2011 according to each of the employee’s agreements respectively.

A summary of share option plan activity for the six months ended March 31, 2008 is presented below:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)

Outstanding as of October 1, 2007	-	-
Granted on January 28, 2008	360,000	4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2008	360,000	$4.30	3 years	$-

Exercisable as of March 31, 2008	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2008 (US$3.77) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$231,000 for the six months ended March 31, 2008 in respect of share options granted in 2008, which was allocated to general and administrative expenses and research and development costs respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of March 31, 2008, there were unrecognized compensation costs of US$1,063,000 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.5 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

9	Share-based Compensation (continued)

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

The Company recorded non-cash share-based compensation expenses of US$17,000 in respect of the restricted shares granted in June and July 2007, which were recorded in general and administrative expenses.

As of March 31, 2008, there was no unrecognized stock-based compensation associated with these restricted shares granted to non-employee directors. The first, second and third 25% of the restricted shares were already issued as fully paid ordinary shares to the three independent directors on August 23, 2007, October 25, 2007 and January 14, 2008 respectively.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the six months ended March 31, 2008.

Employee Restricted Stock Awards

On September 22, 2006, the Compensation Committee approved the form of Termination and Release Agreement covering the cancellation of 1,400,000 shares of stock options granted to the optionees who are residents of the PRC. The Compensation Committee also consented to adopt the terms and provisions for the Restricted Stock Grant Agreement covering the issuance of restricted shares, and committed to determine an appropriate number of shares of restricted stock that would be granted to these optionees under the Plan (the “Replacement Awards”) during the first quarter of fiscal year 2007. In addition, the Compensation Committee also approved the officer of the Company to authorize delivery of the restricted shares to the employees. On September 28, 2006, options to purchase a total of 1,400,000 shares of common stock were cancelled pursuant to the Termination and Release Agreements signed on that day. The Replacement Awards were classified as liability-classified awards as of September 30, 2006.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

9	Share-based Compensation (continued)

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

Upon the grant of restricted stock, the Company has reclassified share-based payment liabilities of US$3,679,934 to shareholders’ equity. The restricted stock grant is treated as equity-classified awards and the unrecognized compensation costs will be recognized over the vesting period. The Company recognized share-based compensation expense of US$428,000 for the six months ended March 31, 2008 in respect of the equity-classified award. These share-based compensation costs were allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs respectively.

A summary of the restricted stock grant activity for the six months ended March 31, 2008 is presented below:

		Weighted average
	Number of	exercise price
	shares	per share

Non-vested as of October 1, 2007	530,560	$6.25
Vested	265,280	6.25
Forfeited	-	-

Non-vested as of March 31, 2008	265,280	$6.25

As such share-based compensation is not deductible for income tax purpose in the PRC, no income tax benefits were recognized in this respect for the six months ended March 31, 2008.

As of March 31, 2008, there were unrecognized compensation costs of US$133,000 related to the restricted stock granted. These costs are expected to be recognized over a weighted average period of 0.25 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

10	Net Income / (Loss) per Share

The calculation of basic net loss per share is based on the net loss for the six months ended March 31, 2008 attributable to equity shareholders of US$7,124,292 (Net income for the six months ended March 31, 2007: US$4,022,479) and the weighted average number of ordinary shares (excluding the treasury shares) of 51,229,322 in issue during the six months ended March 31, 2008 (six months ended March 31, 2007: 48,887,647).

The effects of stock option, restricted stock and warrants outstanding during the six months ended and as of March 31, 2008 were all anti-dilutive. As such, basic and diluted net loss per share for the six months ended March 31, 2008 are the same.

The calculation of diluted net income per share for the six months ended March 31, 2007 is based on the net income attributable to equity shareholders for the period of US$4,022,479 and the weighted average number of ordinary shares of 49,074,049 in issue during the six months ended March 31, 2007 after adjusting for the number of 186,402 dilutive potential ordinary shares. Restricted stock granted to employees and to non-employee directors are included in the computation of diluted net income per share for the six months ended March 31, 2007. The share warrants granted to external financial advisors and stock options granted to employees are excluded from the computation of diluted net income per share as the warrant and stock options were both anti-dilutive.

11	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2007 and March 31, 2008, the Company had the following capital commitments:

	September 30,	March 31,
	2007	2008

For construction of buildings	$-	$15,705,605
For purchases of equipment	12,312,763	8,023,428

	$12,312,763	$23,729,033

As of March 31, 2008, BAK Tianjin had plans to purchase equipment of US$5,426,048.

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

The Company has not yet obtained the land use rights certificate relating to the premises occupied by the Company, BAK Industrial Park. However, the Company had obtained the approvals for project planning and construction from the government of Shenzhen on June 20, 2007 and is in the process of applying for the land use right certificate.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

11	Commitments and Contingencies (continued)

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

In order to secure the supplies of certain raw materials and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30, 2007	March 31, 2008

Guaranteed for Hunan Reshine New Material Ltd. - a non-related party	$5,325,664	$5,698,817
Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	-	2,849,409
Guaranteed for Shenzhen B&G Technology Development Co. Ltd. - a non-related party	-	3,561,761
Guaranteed for Nanjing Special Metal Equipment Co. Ltd. - a non-related party	1,331,416	1,424,704

	$6,657,080	$13,534,691

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of March 31, 2008.

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

The Company's outstanding discounted bills as of September 30, 2007 and March 31, 2008 are summarized as follows:

	September 30,	March 31,
	2007	2008

Bank acceptance bills	$17,851,850	$19,544,109

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

 (Unaudited)

11	Commitments and Contingencies (continued)

(v)	Litigation and claims

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

12	Significant Concentrations

(a)	Customers and Credit Concentrations

The Company had one customer that comprised 10% or more of net revenue for the six months ended March 31, 2007 as follows:

A123Systems	$14,284,447	20%

No customer individually comprised 10% or more of net revenue for the six months ended March 31, 2008.

On August 30, 2007, the Company’s agreement with A123Systems terminated in accordance with its terms. The Company believes the termination of this business relationship has no material impact on the Company’s results of operations and financial condition. As of September 30, 2007, approximately 3% of gross trade accounts receivable was due from A123Systems The Company did not have balance of gross trade accounts receivable due from this customer as of March 31, 2008.

(b)	Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2007 and March 31, 2008, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2007 and 2008 (continued)

(Unaudited)

13	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactures six types of Li-ion rechargeable batteries: steel-case cell, aluminium-case cell, battery pack, cylindrical cell, polymer cell and high-power lithium-phosphate cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the six months ended March 31, 2007 and 2008 were as follows:

Net revenues by product:

	Six months ended March 31,
	2007		2008
	%		%

Steel-case cell	$22,621,050	31.15	$15,634,552	15.02
Aluminium-case cell	29,064,760	40.03	60,339,800	57.95
High-power lithium-phosphate cell	14,274,214	19.66	-	-
Battery pack	3,714,597	5.12	11,572,242	11.11
Cylindrical cell	1,282,896	1.76	9,277,903	8.91
Polymer cell	1,653,482	2.28	7,298,489	7.01

	$72,610,999	100.00	$104,122,986	100.00

Net revenues by geographic area:

	Six months ended March 31,
	2007		2008
	%		%

PRC Mainland	$48,466,021	66.75	$86,529,740	83.11
United States of America	14,343,586	19.75	66,245	0.06
Hong Kong, China	3,536,344	4.87	3,574,347	3.43
India	748,789	1.03	2,745,353	2.64
Others	5,516,259	7.60	11,207,301	10.76

	$72,610,999	100.00	$104,122,986	100.00

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

Overview

During the second quarter of fiscal year 2008, we continued to generate net revenues well in excess of prior year periods, amounting to $51.3 million in the second quarter of fiscal year 2008, comparable to our net revenues of $52.8 million in the first quarter of fiscal year 2008 and 74% greater than our net revenues of $29.5 million in the second quarter of fiscal year 2007. The substantial increase in net revenues over the net revenue generated in the same period of last year was primarily due to the significant increase in revenues from aluminum case cells, battery packs, and cylindrical cells, for increases of approximately $18.4 million, $5.3 million, and $6.3 million, or 155%, 405%, and 1,467%, respectively. These increases were partially offset by a decrease in revenues from steel case cells in line with our strategic transition from replacement market production to OEM market manufacturing. Our strong cylindrical sales were largely a result of increased sales to the laptop computer market. We also continued to make progress in expanding our manufacturing capability into first-tier OEM capabilities, and in working through the qualification processes of targeted first-tier OEMs. Our achievements during the second quarter of fiscal year 2008 include the following:

—
We entered into settlements and mutual releases of all claims with certain investors relating to the private placement that we completed on January 20, 2005, without any admission of liability, including several of the largest investors in such private placement, and conducted negotiations with other investors in our January 2005 private placement for the purpose of entering into similar settlements and mutual releases, putting a potentially distracting matter behind us;

—
We achieved near-record revenue in a quarter that included the long holiday of the Chinese Lunar New Year, as aluminum case cells and battery packs sales to Chinese customers for our OEM products continued to increase;

—
We increased our sales for the laptop computer market, resulting in a significant increase in revenues from cylindrical cells of approximately $4.1 million, or 161% from last quarter, and an increase of approximately $6.3 million, or 1,467% from the same quarter of last year;

—	Our product mix continued to improve, with cylindrical cells accounting for 13.1% of total revenues as compared to 4.9% in the last quarter and 1.4% in the same quarter of the prior year; and

—	We continued to gain major customers for our cylindrical cell products, including Taiwanese notebook computer battery manufacturer Simplo;

Despite our strong net revenues, we continue to face pressure due to increased costs of raw materials, particularly lithium cobalt dioxide, the main raw material in our products, and higher overhead related to the expansion of our manufacturing capabilities in fiscal years 2007 and 2008. This resulted in a reduction of $2.2 million in our gross profits, from $6.1 million in the second quarter of fiscal year 2007 to $3.9 million in the second quarter of fiscal year 2008, and a net loss for the quarter ended March 31, 2008, of $6.2 million, as compared to net income of $0.4 million for the same period in fiscal year 2007, as our increased costs cannot be fully reflected in increased prices.

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

From a long-term perspective, we believe that our investment in building our first tier OEM capabilities and increasing our production capacity will ultimately improve our profitability and competitiveness as increased volume absorbs the higher fixed overhead costs of the investment in applicable equipment and infrastructure once we have completed the qualification processes of applicable first tier OEM companies. Toward that end, our batteries have passed all safety, reliability and performance tests by Hewlett-Packard Company (“HP”) designated battery pack manufacturers, a significant step in our efforts, pursuant to our non-binding Letter of Intent with HP, to reach a definitive agreement to supply lithium ion battery cells to HP.

To help us finance and expand our operations, we have access to $236.9 million in short-term credit facilities and $42.7 million in long-term credit facilities. As of March 31, 2008, the principal outstanding amounts under our credit facilities included short-term bank loans of $116.8 million, long-term bank loans of $8.5 million maturing within one year and long-term bank loans of $31.3 million maturing in over one year, and bills payable of $30.4 million, leaving $92.4 million of short-term funds and $2.8 million of long-term funds available for additional cash needs.

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

The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Prismatic cells
Steel-case cells	$5,878	$7,590	$15,635	$22,621
Aluminum-case cells	30,280	11,862	60,340	29,065
Battery packs	6,572	1,301	11,572	3,715
Cylindrical cells	6,709	428	9,278	1,283
High-power lithium-phosphate cells	—	7,875	—	14,274
Lithium polymer cells	1,897	473	7,298	1,653
Total	$51,336	$29,529	$104,123	$72,611

Our net revenues have increased during the three months ended March 31, 2008, in part because of increased shipments as we ramped up our production capacity to meet an increase in customer demand for our products.

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

The average unit costs of our products was higher in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, mainly because the purchase cost of lithium cobalt dioxide increased. Lithium cobalt dioxide is the main material in our products, rechargeable lithium batteries. In addition, we saw some increase in costs relating to overhead, other raw materials, transportation, labor, and other business costs. As a result, our gross profit, as a percentage of net revenues, decreased from 20.8% for the three months ended March 31, 2007 to 7.6% for the three months ended March 31, 2008, and we recognized a net loss of $6.2 million in the three months ended March 31, 2008, as compared to net income of $0.4 million in the same period last year. We expect that the price of lithium cobalt dioxide, which increased approximately 30% during the fiscal year ended September 30, 2008, from the prior year’s price, will fluctuate but that the overall trend will be for the price to continue to increase over time. To the extent that we are not able to fully reflect these increased costs in our prices or use alternative less costly materials, our gross profit, as a percentage of net revenues, may decrease.

Research and Development Costs. Research and development costs primarily comprise remuneration for R&D staff including share-based compensation, depreciation and maintenance expenses relating to R&D equipment and R&D material costs.

Sales and Marketing. Sales and marketing expenses consist primarily of remuneration for staff involved in selling and marketing efforts, including staff engaged in the packaging of goods for shipment, as well as advertising cost, depreciation, sales and marketing staff share-based compensation and travel and entertainment expenses. We do not pay slotting fees to retail companies for displaying our products, engage in cooperative advertising programs, participate in buy-down programs or similar arrangements. No material estimates are required by management to determine our actual marketing or advertising costs for any period.

General and Administrative. General and administrative expenses consist primarily of employee remuneration including share-based compensation (other than for research and development and sales and marketing staff), professional fees, insurance, benefits, general office expenses, depreciation, liquidated damage charge and bad debt expenses.

Government Grant Income / Other Income. Other income for the three months ended March 31, 2008 mainly consisted of government grant funds to subsidize the interest expenses incurred by the Company in prior years for research and development activities and to refund the value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high-technology enterprise. No present or future obligation will arise from the receipt of such amount.

Finance Costs, Net. Finance costs consist primarily of interest income, interest on bank loans net of capitalized interest and bank charges.

Income Taxes. Under applicable income tax laws and regulations, an enterprise located in Shenzhen, including the district where our operations are located, is subject to a 25% enterprise income tax. Further, according to PRC laws and regulations, foreign invested manufacturing enterprises, starting from their first profitable year, are entitled to a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Two of our PRC subsidiaries, Shenzhen BAK and BAK Electronics are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year. As such, for the first two calendar years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK was subject to an enterprise income tax rate of 7.5%. In addition, due to the additional capital invested in Shenzhen BAK in both 2005 and 2006, Shenzhen BAK was granted a preferential income tax rate of 3.309% and 3.82% in calendar years 2005 and 2006. BAK Electronics, established in August 2005, is eligible for the same preferential tax treatment previously applicable to Shenzhen BAK and was in the tax holiday and fully exempt from any enterprise income tax for the calendar years 2006 and 2007. Between January 1, 2008 and December 31, 2010, the tax rate of BAK Electronics is subject to further notice from the Shenzhen Tax Bureau. Beginning January 1, 2011, BAK Electronics will be subject to the full corporate income tax rate which, in accordance with the PRC’s new corporate income tax law discussed below, will be 25%. BAK Tianjin is currently exempt from any enterprise income tax due to cumulative tax losses. Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $181,000 pursuant to the tax holiday for the six months ended March 31, 2008, or $0.003 per basic share.

In addition, Shenzhen BAK was granted an income tax rate of 7.5% in calendar year 2007. Its income tax rate for the calendar year 2008 was still pending notice from the Shenzhen Tax Bureau as of March 31, 2008.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law became effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries will be 25% after their preferential tax holidays have ended.

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

Our effective tax rate was 3.9% for the six months ended March 31, 2007 and our effective tax benefit rate was 0.3% for the six months ended March 31, 2008.

Results of Operations

Results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Revenues	$51,336	$29,529	$21,807	73.8%
Cost of revenues	47,421	23,383	24,038	102.8

Gross profit	3,915	6,146	(2,231)	(36.3)
Operation expenses:
Research and development costs	1,390	928	462	49.8
Sales and marketing expenses	1,403	1,064	339	31.9
General and administrative expenses	4,823	2,152	2,671	124.1

Total operating expenses	7,616	4,144	3,472	83.8

Operating income/ (loss)	(3,701)	2,002	(5,703)	(284.9)
Finance costs, net	2,418	1,164	1,254	107.7
Government grant income	137	-	137	N/A
Other expenses	82	240	(158)	(65.8)
Income taxes	119	158	(39)	(24.7)

Net income / (loss)	$(6,183)	$440	$(6,623)	(1,505.2)%

Net Revenues.  Net revenues increased to $51.3 million for the three months ended March 31, 2008 as compared to $29.5 million for the same period of the prior year, an increase of $21.8 million or 73.8%.

●
Net revenues from sales of aluminum-case cells increased to $30.3 million in the three months ended March 31, 2008, from $11.9 million in the same period in fiscal year 2007, an increase of $18.4 million or 155.3%, due to an increase in sales volume of 141.5% driven by increased sales to the OEM market in the PRC.

●
Net revenues from sales of steel-case cells decreased to $5.9 million in the three months ended March 31, 2008, from $7.6 million in the same period in fiscal year 2007, a decrease of $1.7 million or 22.6%. This decrease was due to reduced sales volume of 21.9%, which was primarily attributable to our strategic reduction of steel-case cell production to increase our aluminum-case cell production capacity in connection with our transition from the secondary market to the OEM market and to take advantage of the greater benefits and lower costs of aluminum-case cells. During the three months ended March 31, 2008, the price and profit margin of steel-case cells were lower than those of aluminum-case cells and market demand for aluminum-case cells was stronger than for steel-case cells. As a result, we expect to continue to increase our production of aluminum-case cells and decrease our production of steel-case cells. We expect that our revenue will be positively impacted by this shift.

●
Net revenues from sales of battery packs increased to $6.6 million in the three months ended March 31, 2008, from $1.3 million in the same period in fiscal year 2007, an increase of $5.3 million or 404.9%, due to an increase in sales volume of 227.0% and an increase in our average selling price of 54.4% driven by increased sales to the OEM market in the PRC.

●
Net revenues from sales of cylindrical cells increased to $6.7 million in the three months ended March 31, 2008, from $428,000 in the same period in fiscal year 2007, an increase of $6.3 million, due to an increase in sales volume of 866.9% and an increase in our average selling price of 62.1% driven by increased sales to laptop manufacturers.

●
We also sold $1.9 million of lithium polymer cells in the three months ended March 31, 2008, compared to $473,000 of lithium polymer cells in the same period in 2007, due to our ability to satisfy additional demand with our new production line.

●
We had no sales of high-power lithium-ion cells in the three months ended March 31, 2008, compared to $7.9 million in the same period in 2007, due primarily to the termination in August 2007 of our manufacturing agreement with A123 Systems, Inc. (“A123Systems”). Currently, we are actively seeking new applications for our high-power lithium-ion cells, such as miner’s lamps, electric bicycles and hybrid electric vehicles.

Cost of Revenues.  Cost of revenues increased to $47.4 million for the three months ended March 31, 2008, as compared to $23.4 million for the same period in fiscal year 2007, an increase of $24.0 million or 102.8%. The increase in cost of revenues was mainly attributable to a significant increase in the purchase cost of the main raw material in our products, lithium cobalt dioxide.

As a result, gross profit for the three months ended March 31, 2008 was $3.9 million or 7.6% of net revenues as compared to gross profit of $6.1 million or 20.8% of net revenues for the same period in fiscal year 2007. The decrease in gross profit as a percentage of net revenues was primarily due to a significant increase in the purchase cost of the main raw material in our products, lithium cobalt dioxide.

Research and Development Costs.  Research and development costs increased to $1.4 million for the three months ended March 31, 2008, as compared to $928,000 for the same period in fiscal year 2007. Salaries related to R&D staff increased to $499,000 from $299,000 for the same period of the prior year, an increase of $200,000, primarily due to our hiring of additional R&D professionals. Share-based compensation included in R&D costs increased by $93,000 due to new stock options granted to the employees in our R&D department on June 25, 2007 and January 28, 2008. Depreciation charges increased by $38,000 mainly related to certain R&D equipment held by BAK Canada.

Sales and Marketing Expenses.  Sales and marketing expenses increased to $1.4 million for the three months ended March 31, 2008, as compared to $1.1 million for the same period in fiscal year 2007, an increase of $339,000 or 31.8%, primarily due to increased salaries of $147,000 and packing expenses of $137,000 in line with increased sales. Share-based compensation included in sales and marketing expenses decreased by $65,000. As a percentage of net revenues, sales and marketing expenses have decreased to 2.7% for the three months ended March 31, 2008, from 3.6% for the same period in fiscal year 2007.

General and Administrative Expenses.  General and administrative expenses increased to $4.8 million, or 9.4% of revenues, for the three months ended March 31, 2008, as compared to $2.2 million, or 7.3% of revenues, for the same period in fiscal year 2007, an increase of $2.7 million or 124.1%. Share-based compensation included in general and marketing expenses increased by $137,000 due to new stock options granted to the employees in our general administration department on June 25, 2007 and January 28, 2008. Bad debt expenses for the three months ended March 31, 2008 were $166,000, compared with the recovery of bad debt expense of $851,000 for the same period in fiscal year 2007, an increase of $1.0 million primarily due to the provision charged in line with increased sales after we had assessed the collection of accounts receivables from customers during the three months ended March 31, 2008. We also recognized an exchange loss of $771,000 for the three months ended March 31, 2008, compared with $206,000 for the same period in fiscal year 2007.

We are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form SB-2 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in September 2005. On August 15, 2006, the SEC declared effective a post-effective amendment that we had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. In addition, on December 19, 2007, we filed our Form 10-K for our fiscal year ended September 30, 2007 (the “2007 Form 10-K”). After the filing of the 2007 Form 10-K, our previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to the above two events totaling approximately $1 million from us. We recognized approximately $563,000 in liquidated damages relating to our second fiscal quarter of 2007. Please see Part II, Item 1. “Legal Proceedings — Liquidated Damages Pursuant to September 2005 Registration Rights Agreement” for a further description of these liquidated damages and related accounting treatment.

In addition, we are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in relation to a private placement that we conducted in November 2007. The SEC did not declare this registration statement effective by a certain date, and under the November 2007 registration rights agreement, the included selling shareholders became eligible for liquidated damages of $293,475 as of March 31, 2008. Please see Part II, Item 1. “Legal Proceedings — Liquidated Damages Pursuant to November 2007 Registration Rights Agreement” for a further description of these liquidated damages. We therefore recognized in general and administrative expenses an amount of $293,475 for the liquidated damages for the three months ended March 31, 2008, as compared to approximately $563,000 for the same period in 2007.

As described under Part II, Item 1. “Legal Proceedings — Make Good Settlements” we have entered into settlement agreements pursuant to which we have issued shares to the shareholders that purchased shares in the November 2007 transaction in settlement of claims related to the private placement, including claims for liquidated damages. Pursuant to the settlement agreements, the claims of each shareholder are released as of the applicable “release date” which occurs on the earliest of (a) the effectiveness of a resale registration statement relating to resales by the settling shareholders of the shares issued pursuant to the settlement agreement; (b) the ability of the settling shareholders to sell such shares pursuant to Rule 144 under the Securities Act free of volume limitations and (c) such time as all of the shares received by the investor pursuant to the settlement agreement have been sold by the investor. We expect such settlements to result in gains in one or more future periods in accordance with their waivers of claims to liquidated damages.

Operating Income / (loss).  As a result of the above, operating loss totaled $3.7 million for the three months ended March 31, 2008, as compared to operating income of $2.0 million for the same period of the prior year, a decrease of $5.7 million or 284.9%.

Finance Costs, Net.  Finance costs, net, increased to $2.4 million for the three months ended March 31, 2008, as compared to $1.2 million for the same period of the prior fiscal year, an increase of $1.3 million or 107.8%. We have $116.8 million in short-term bank loans maturing in less than one year, $8.5 million in long-term bank loans maturing within one year, and $31.3 million in other long-term bank loans maturing in more than one year, outstanding as of March 31, 2008, as compared to $71.8 million in short-term bank loans maturing in less than one year and $18.1 million in long-term bank loans maturing in more than one year, outstanding as of March 31, 2007. The increase in net finance costs is also attributable to the increase in the average bank loan interest rates on both our short-term and long-term bank loans and the increase in the outstanding principal amounts of both our short-term and long-term bank loans.

Government Grant income / Other Expenses.  We had government grant income of $137,000 and other expenses of $81,000 for the three month period ended March 31, 2008. Government grant income for the three months ended March 31, 2008 mainly represented the receipt of grant funds from the Chinese government to subsidize the interest expenses incurred by the Company in prior years for research and development activities and to refund the value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high-technology enterprise.

Income tax expenses.  Income tax expenses decreased to $119,000 for the three months ended March 31, 2008, as compared to $158,000 for the same period of 2007. The decrease was the result of a decrease in profit before tax and deferred tax provision during the quarter ended March 31, 2008.

Net Income / (loss).  As a result of the foregoing, we had a net loss of $6.2 million for the three months ended March 31, 2008 compared to a net income of $440,000 for the same period of 2007.

Results of operations for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007

	Six Months Ended March 31,
	2008	2007	$ Change	% Change
	(In thousands, except percentages)

Statement of Operations data
Revenues	$104,123	$72,611	$31,512	43.4%
Cost of revenues	93,103	58,268	34,835	59.8

Gross profit	11,020	14,343	(3,323)	(23.2)
Operation expenses:
Research and development costs	2,709	1,565	1,144	73.1
Sales and marketing expenses	2,751	2,107	644	30.6
General and administrative expenses	9,061	5,113	3,948	77.2

Total operating expenses	14,521	8,785	5,736	65.3

Operating income / (loss)	(3,501)	5,558	(9,059)	(163.0)
Finance costs, net	4,642	2,065	2,577	124.8
Government grant income	1,039	762	277	36.4
Other expense	40	70	(30)	(42.9)
Income taxes / (benefit)	(20)	163	(183)	(112.3)

Net income / (loss)	$(7,124)	$4,022	$(11,146)	(277.1)

Net Revenues.  Net revenues increased to $104.1 million for the six months ended March 31, 2008, as compared to $72.6 million for same period of the prior fiscal year, an increase of $31.5 million or 43.4%.

●
Net revenues from sales of aluminum-case cells increased to $60.3 million in the six months ended March 31, 2008, from $29.1 million in the same period in fiscal year 2007, an increase of $31.2 million or 107.6%, due to an increase in sales volume of 82.9% driven by increased sales to the OEM market in the PRC and an increase in the average selling price by 13.5% as the result of the change of type of the aluminum-case cells.

●
Net revenues from sales of steel-case cells decreased to $15.6 million in the six months ended March 31, 2008, from $22.6 million in the same period in fiscal year 2007, a decrease of $7.0 million or 30.9%. This decrease was due to reduced sales volume of 28.7%, which was primarily attributable to our strategic reduction of steel-case cell production to increase our aluminum-case cell production capacity in connection with our transition from the secondary market to the OEM market and to take advantage of the greater benefits and lower costs of aluminum-case cells. During the six months ended March 31, 2008, the price and profit margin of steel-case cells were lower than those of aluminum-case cells and market demand for aluminum-case cells was stronger than for steel-case cells. As a result, we expect to continue to increase our production of aluminum-case cells and decrease our production of steel-case cells. We expect that our revenue will be positively impacted by this shift.

●
Net revenues from sales of battery packs increased to $11.6 million in the six months ended March 31, 2008, from $3.7 million in the same period in fiscal year 2007, an increase of $7.9 million or 211.5%, due to an increase in sales volume of 97.9% and an increase in our average selling price of 57.4% driven by increased sales to the OEM market in the PRC.

●
Net revenues from sales of cylindrical cells increased to $9.3 million in the six months ended March 31, 2008, from $1.3 million in the same period in fiscal year 2007, an increase of $8.0 million or 623.2%, due to an increase in sales volume of 450.6% and an increase in our average selling price of 31.3% driven by increased sales in exports.

●
We also sold $7.3 million of lithium polymer cells in the six months ended March 31, 2008, compared to $1.7 million of lithium polymer cells in the same period in 2007, due to our ability to satisfy additional demand with our new production line.

●
We had no sales of high-power lithium-ion cells in the six months ended March 31, 2008, compared to $14.3 million in the same period in 2007, due primarily to the termination in August 2007 of our manufacturing agreement with A123Systems. Currently, we are actively seeking new applications for our high-power lithium-ion cells, such as miner’s lamps, electric bicycles and hybrid electric vehicles.

Cost of Revenues.  Cost of revenues increased to $93.1 million for the six months ended March 31, 2008, as compared to $58.3 million for the same period in fiscal year 2007, an increase of $34.8 million or 59.8%. The increase in cost of revenues was mainly due to a significant increase in the purchase cost of the main raw material in our products, lithium cobalt dioxide.

As a result, gross profit for the six months ended March 31, 2008, was $11.0 million or 10.6% of net revenues as compared to gross profit of $14.3 million or 19.8% of net revenues for the same period in fiscal year 2007. The decrease in gross profit as a percentage of net revenues was primarily due to a significant increase in the purchase cost of the main raw material in our products, lithium cobalt dioxide.

Research and Development Costs.  Research and development costs increased to $2.7 million for the six months ended March 31, 2008, as compared to $1.6 million for the same period in fiscal year 2007. Share-based compensation included in research and development costs increased by $239,000 due to new stock options granted to the employees in our R&D department on June 25, 2007 and January 28, 2008. Salaries related to R&D staff increased to $875,000 from $526,000 for the same period of the prior fiscal year, an increase of $349,000, primarily due to our hiring of additional R&D professionals. R&D material costs increased to $532,000 from $367,000 for the same period of the prior fiscal year, an increase of $165,000, primarily as a result of certain new research projects of BAK Canada.

Sales and Marketing Expenses.  Sales and marketing expenses increased to $2.8 million for the six months ended March 31, 2008, as compared to $2.1 million for the same period in fiscal year 2007, a decrease of $644,000 or 30.6%. Share-based compensation included in sales and marketing expenses increased by $56,000 due to new stock options granted to the employees in our sales department on June 25, 2007. Salaries increased by $203,000 as the result of salary raises granted to existing sales and marketing staff. Packing expenses increased by $204,000 in line with increased sales. As a percentage of net revenues, sales and marketing expenses have decreased to 2.6% for the six months ended March 31, 2008, from 2.9% for the same period in fiscal year 2007.

General and Administrative Expenses.  General and administrative expenses increased to $9.1 million, or 8.7% of revenues, for the six months ended March 31, 2008, as compared to $5.1 million, or 7.0% of revenues, for the same period in fiscal year 2007, an increase of $3.9 million or 77.2%. Salaries increased by $178,000 as a result of salary raises. Share-based compensation included in general and marketing expenses increased by $404,000 due to new stock options granted to the employees in our general administration department on June 25, 2007 and January 28, 2008. Bad debt expenses increased by $1.7 million due to the provision charged in line with increased sales after we had assessed the collection of accounts receivables from customers during the six months ended March 31, 2008. We recognized exchange loss of $771,000 for the six months ended March 31, 2008, compared with $206,000 for the same period in fiscal year 2007.

We are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form SB-2 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in September 2005. On August 15, 2006, the SEC declared effective a post-effective amendment that we had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. In addition, on December 19, 2007, we filed our 2007 Form 10-K. After the filing of the 2007 Form 10-K, our previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to the above two events totaling approximately $1.0 million from us. We recognized approximately $760,000 in liquidated damages relating to the six months ended March 31, 2008. Please see Part II, Item 1. “Legal Proceedings — Liquidated Damages Pursuant to September 2005 Registration Rights Agreement” for a further description of these liquidated damages and related accounting treatment.

In addition, we are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in relation to a private placement that we conducted in November 2007. The SEC did not declare this registration statement effective by a certain date, and under the November 2007 registration rights agreement, the included selling shareholders became eligible for liquidated damages of $293,475 as of March 31, 2008. Please see Part II, Item 1. “Legal Proceedings — Liquidated Damages Pursuant to November 2007 Registration Rights Agreement” for a further description of the liquidated damages. We therefore recognized in general and administrative expenses an amount of $293,475 for the liquidated damages for the six months ended March 31, 2008, as compared to approximately $760,000 for the same period in 2007.

As described under Part II, Item 1. “Legal Proceedings — Make Good Settlements” we have entered into settlement agreements pursuant to which we have issued shares to the shareholders that purchased shares in the November 2007 transaction in settlement of claims related to the private placement, including claims for liquidated damages. Pursuant to the settlement agreements, the claims of each shareholder are released as of the applicable “release date” which occurs on the earliest of (a) the effectiveness of a resale registration statement relating to resales by the settling shareholders of the shares issued pursuant to the settlement agreement; (b) the ability of the settling shareholders to sell such shares pursuant to Rule 144 under the Securities Act free of volume limitations and (c) such time as all of the shares received by the investor pursuant to the settlement agreement have been sold by the investor. We expect such settlements to result in gains in one or more future periods in accordance with their waivers of claims to liquidated damages.

Operating Income/(loss).  As a result of the above, operating loss totaled $3.5 million for the six months ended March 31, 2008, as compared to operating income of $5.6 million for the same period of the prior fiscal year, a decrease of $9.1 million or 163.0%.

Finance Costs, Net.  Finance costs, net, increased to $4.6 million for the six months ended March 31, 2008, as compared to $2.1 million for the same period of the prior fiscal year, an increase of $2.6 million or 124.8%. We have $116.8 million in short-term bank loans maturing in less than one year, $8.5 million in long-term bank loans maturing within one year, and $31.3 million in long-term bank loans maturing in more than one year, outstanding as of March 31, 2008, as compared to $71.8 million in short-term bank loans maturing in less than one year and $18.1 million in long-term bank loans maturing in more than one year, outstanding as of March 31, 2007. The increase in net finance costs is also attributable to the increase in the average bank loan interest rates on both our short-term and long-term bank loans and the increase in the outstanding principal amounts of both our short-term and long-term bank loans.

Government Grant Income.  Government grant income was $1.0 million for the six months ended March 31, 2008, as compared to government grant income of $762,000 for the same period of fiscal year 2007. Government grant income for the six months ended March 31, 2008 mainly consisted of government grant funds to subsidize the interest expenses incurred by the Company in prior years for research and development activities and to refund the value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high-technology enterprise. No present or future obligation will arise from the receipt of such income.

Income tax expenses / (benefits).  Income tax benefit were $20,000 for the six months ended March 31, 2008, as compared to income tax expense of $163,000 for the same period of fiscal year 2007. The decrease was the result of a decrease profit before tax and deferred tax provision during the six months ended March 31, 2008.

Net Income / (Loss).  As a result of the foregoing, we had a net loss of $7.1 million for the six months ended March 31, 2008, as compared to a net income of $4.0 million for the same period in 2007.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans and bills payable under bank credit agreements, long term bank loans, sale of bills receivable and issuance of capital stock. As of March 31, 2008, we had cash and cash equivalents of $36.9 million, as compared to $14.2 million as of September 30, 2007. In addition, we had pledged deposits amounting to $4.4 million and $4.6 million at March 31, 2008 and September 30, 2007, respectively. Typically, banks will require borrowers to maintain deposits ranging from approximately 20% to 100% of the outstanding loan balances and bills payable. The individual short term bank loans have maturities ranging from six to twelve months which coincides with the periods the cash remains pledged to the banks.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended March 31,
	2008	2007
	(in thousands)
Net cash (used in) / provided by operating activities	(6,212)	5,350
Net cash used in investing activities	(16,320)	(36,556)
Net cash provided by financing activities	42,128	24,507
Effect of exchange rate changes on cash and cash equivalents	3,091	439
Net increase / (decrease) in cash and cash equivalent	22,687	(6,260)
Cash and cash equivalents at the beginning of period	14,196	21,100
Cash and cash equivalents at the end of period	36,883	14,840

Operating Activities

Net cash used in operating activities was $6.2 million in the six months ended March 31, 2008, compared to net cash provided by operating activities of $5.4 million in the same period in fiscal year 2007. The decrease of $11.6 million in operating activities was mainly attributable to increased prepayments to certain raw materials suppliers to increase our purchases of the main raw materials in our products, lithium cobalt dioxide, in anticipation of a future increase in its cost.

Investing Activities

Net cash used in investing activities decreased from $36.6 million in the six months ended March 31, 2007, to $16.3 million in the same period in fiscal year 2008. The net cash used in investing activities during the period ended March 31, 2008, was mainly used for purchases of equipment for a new automated cylindrical cell production line and a new automated prismatic cell production line.

Financing Activities

Net cash provided by financing activities was $42.1 million in the six months ended March 31, 2008, compared to $24.5 million in the same period in 2007. This was mainly attributable to (i) net proceeds of $12.8 million from a private placement of our common stock completed in November 2007, (ii) a $1.2 million increase in net proceeds from our issuance of capital stock in the six months ended March 31, 2008, (iii) a $4.1 million decrease in cash deposits at banks as collateral in the six months ended March 31, 2008 and (iv) additional borrowings, net of repayments, of $7.7 million.

As of March 31, 2008, the principal outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed

	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$85,482	$26,316
Shenzhen Development Bank	21,371	21,371
Shenzhen Ping An Bank	28,494	21,371
China CITIC Bank	28,494	30,002
Bank of China	64,112	38,290
Industrial Bank	8,904	7,124

Subtotal—short-term credit facilities	$236,857	$144,474

Long-term credit facilities:
Agricultural Bank of China	28,494	25,645
China Development Bank	14,247	14,247

Subtotal—long-term credit facilities	42,741	39,892

Lines of Credit:
Bank of China		2,785

Subtotal—lines of credit		2,785

Total Principal Outstanding		$187,151

There are no restrictions for our above unused credit facilities.

The above principal outstanding amounts under credit facilities included short-term bank loans of $116.8 million, bills payable of $30.4 million and long-term bank loans of $39.9 million.

For the purpose of presentation, the movement in bills payable balances is included in operating activities in the statements of cash flows due to their nature.

We refinanced our short-term bank loans during the three months ended March 31, 2008 at annual interest rates of 5.751% to 8.217%, payable monthly, and for terms of six to twelve months. These debt arrangements are generally guaranteed by Mr. Xiangqian Li, our chairman, president, and chief executive officer. Pursuant to the refinancing, we pledged $21.4 million of inventory and $16.1 million of equipment and machinery as security for our comprehensive credit facility with Agricultural Bank of China and Shenzhen Development Bank as of March 31, 2008. We also committed to pledge the property ownership and land use rights certificate to be obtained in relation to the land on which our corporate campus had been constructed for short-term bank loans amounting to $25,644,000 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. The aggregate net book value of the buildings and land use right in relation to the property ownership and land use rights certificate as of March 31, 2008 was $91.6 million.

During the three months ended March 31, 2008, we entered into two new short-term bank loan agreements totaling $12.8 million. The two new short-term bank loan agreements provide for monthly interest payments at annual interest rates from 7.47% to 8.217%, with principal repayments at maturities during the first calendar quarter of 2009. These loan agreements are guaranteed by Mr. Li.

On March 24, 2008, we entered into a Comprehensive Credit Facility Agreement with Shenzhen Branch, Industrial Bank. This Credit Facility is guaranteed by Mr. Xiangqian Li. We may borrow up to RMB 62.5 million ($8.9 million) under this Comprehensive Credit Facility Agreement, which will mature on March 25, 2009. As of March 31, 2008, we had borrowed $7.1 million under this Comprehensive Credit Facility Agreement.

On November 23, 2006, Shenzhen BAK entered into a $28.5 million long-term loan agreement with Shenzhen Eastern Branch, Agricultural Bank of China, which became effective on December 18, 2006. The long-term loan may be drawn at any time within five years of the effective date of the loan agreement, and will mature in five years after it is drawn. The long-term loan when drawn will carry a floating interest rate of 90% of the People’s Bank of China benchmark rate. The long-term loan is secured by pledged machinery and equipment valued at $13.3 million as of March 31, 2008, and by the property ownership and land use rights certificate to be obtained in relation to the land on which our corporate campus had been constructed and the future machinery and equipment to be purchased and used in the campus. Shenzhen BAK’s obligations under the loan agreement are guaranteed by Mr. Xiangqian Li. As of March 31, 2008, we had borrowed $25.6 million under this loan agreement. The loan of $5,698,817 has an interest rate of 5.832% per annum, and is repayable on January 25, 2012. The second loan of $11,397,635 has an interest rate of 6.237% per annum, and is repayable in three installments of $2,849,409 on January 25, 2010, $7,123,522 on January 25, 2011, and $1,424,704 on January 25, 2012, respectively. The third loan of $8,548,226 has an interest rate of 7.65% per annum, and is repayable in two installments of $4,274,113 on January 25, 2009 and $4,274,113 on January 25, 2010, respectively.

On December 26, 2006, Shenzhen BAK entered into a four-year long-term loan agreement of $14.3 million with Shenzhen Branch, China Development Bank. The long-term loan is payable in three installments as follows:

RMB 30 million ($4.3 million) on November 20, 2008;

RMB 30 million ($4.3 million) on November 20, 2009; and

RMB 40 million ($5.7 million) on December 26, 2010.

The long-term loan carries an annual interest rate equal to the benchmark rate of the People’s Bank of China for three- to five-year long-term loans, which is currently 6.48% per annum. The long-term loan is secured by Shenzhen BAK’s pledge of its new Research and Development Test Center, which is to be constructed in Shenzhen, China, after Shenzhen BAK obtains the required land use rights for the location of the facility; such land use rights will also be pledged as security. The obligations of Shenzhen BAK under the loan agreement are guaranteed by Mr. Li and also secured by certain shares of the Company owned by Mr. Li. We borrowed the full $14.2 million under this loan agreement on December 27, 2006.

We had negative working capital of $10.0 million as of March 31, 2008, as compared to negative working capital of $7.0 million as of September 30, 2007. We had short-term bank loans maturing in less than one year of $116.8 million and long-term bank loans maturing within one year of $8.5 million as of March 31, 2008, for a total of $125.3 million of loans maturing within one year, as compared to a total of $89.9 million of such loans as of September 30, 2007, an increase of $35.4 million. We had long-term bank loans maturing in over one year of $31.3 million as of March 31, 2008, as compared to $29.3 million of such loans as of September 30, 2007, an increase of $2.0 million.

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

Capital Expenditures

We made capital expenditures of $16.3 million and $36.6 million in the six months ended March 31, 2008 and 2007, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construction of new factories in Tianjin. The following table sets forth the breakdown of our capital expenditures by use for the periods indicated:

	Six Months Ended March 31,
	2008	2007
	(in thousands)
Construction costs	$5,602	$23,808
Purchase of equipment	$10,718	$12,748

Total capital expenditures	$16,320	$36,556

We estimate that our total capital expenditures in fiscal year 2008 will reach approximately $60.7 million, primarily to purchase manufacturing equipment for the expansion of our production lines and construction of new factories in Tianjin and our new Research and Development Test Centre in Shenzhen.

We are continuing the construction of 185,993 square meters of new facilities comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space and administrative offices at the BAK Industrial Park in Shenzhen. Such construction is estimated to be completed at the end of calendar year 2008. Of that space, approximately 111,000 square meters are to be new manufacturing facilities. We have completed construction and put into use an additional administrative area, production facility, four manufacturing facilities, a warehouse and packaging facility, three dormitories and two dining halls. At present, we have no significant payment obligations related to these facilities.

According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced. An ownership certificate will be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained. Currently, we do not hold the land use right to the tract of property on which we have constructed and on which we plan further construction of our manufacturing facilities and other related facilities in Shenzhen. While we are constructing and have completed a substantial part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, we understand it does not have the authority to grant us the land use rights certificate. Under our agreement with the Kuichong Township government, we must pay for a 50-year land use rights certificate at an agreed unit price, which in the aggregate amounted to $4.0 million as of September 30, 2004 and $3.5 million as of September 30, 2007, following an adjustment of the site area after a land survey and foreign exchange adjustment. Out of the $3.5 million, $3.0 million has been paid to the Kuichong Township government. The Shenzhen municipal government has approved the grant of a land use rights certificate, which we are currently in the process of obtaining. In the meantime, we have recognized a net payable purchase price of $566,000 for the land use rights on the assumption that it will be on the same terms as those agreed with the Kuichong Township government.

 As of March 31, 2008, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights in Tianjin and the application for the land use rights certificate was in process.

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2008:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Short-term bank loans	116,825,758	116,825,758	-	-	-
Bills payable	30,432,605	30,432,605	-	-	-
Long-term bank loans	39,891,722	8,548,226	17,096,452	14,247,044	-
Land use rights payable	566	566	-	-	-
Capital commitments	23,729,033	23,729,033	-	-	-
Future interest payment on short-term bank loans	4,634,183	4,634,183	-	-	-
Future interest payment on long-term bank loans	5,382,308	1,742,107	3,145,416	494,785	-
Total	220,896,175	185,912,478	20,241,868	14,741,829	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2008.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of March 31, 2008. As of March 31, 2008, we provided a guarantee for a non-related party, Nanjing Special Metal Equipment Co., Ltd., of one-year short-term bank loans with Evergrowing Bank with a maturity of August 6, 2010. We also provided the guarantees for three other non-related parties, Hunan Reshine New Material Ltd, Shenzhen Tongli Hi-tech Co. Ltd. and Shenzhen B&G Technology Development Co. Ltd. The maximum amount of our exposure for these guarantees was $13.5 million and $6.7 million at March 31, 2008, and September 30, 2007, respectively.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically six to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2008.

We have a long-term bank loan of $13.7 million maturing on December 26, 2010 with Shenzhen Branch, China Development Bank with three installments payable under which we have outstanding borrowings; the interest rate we pay on this long term loan is benchmark rate of the People’s Bank of China for three- to five- year long-term loans. In addition, we have a RMB 200 million (approximately $28.5 million) long-term loan agreement with Shenzhen Eastern Branch, Agricultural Bank of China, which became effective on December 18, 2006. The long-term loan may be drawn at any time within five years from the effective date of the agreement and will mature five years after it is drawn. The term loan, when drawn, will carry a floating interest rate of 90% of The People’s Bank of China benchmark rate for three-year to five-year long-term loans. As of March 31, 2008, we had borrowed $25.6 million under this loan agreement. This loan comprises a borrowed amount of $4.3 million with a current interest rate of 5.832% and repayable on January 25, 2012; a borrowed amount of $1.4 million with a current interest rate of 5.832% and repayable on January 25, 2012; a borrowed amount of $11.4 million with a current interest rate of 6.237%, repayable in three installments of $2.8 million on January 25, 2010, $7.1 million on January 25, 2011, and $1.5 million on January 25, 2012, respectively; and a borrowed amount of $8.5 million with a current interest rate of 7.65%, repayable in two installments of $4.2 million on January 25, 2009 and $4.3 million on January 25, 2010, respectively.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2008, would decrease net income before provision for income taxes by approximately $783,000 or 10.9% for the six months ended March 31, 2008. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 83.1% of our revenues and 96.9% of our costs and expenses for the six months ended March 31, 2008 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.7% of our assets except for cash were denominated in RMB as of March 31, 2008. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $7.9 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2008. As of March 31, 2008, our accumulated other comprehensive income was $10.1 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of March 31, 2008, and September 30, 2007, the carrying amount of property, plant and equipment, net was $167.9 million and $145.1 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2008, and September 30, 2007, we had not charged off any balances as we had yet to exhaust all means of collection.

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

Pursuant to SFAS 123R, we have recognized compensation costs of $1.7 million in relation to stock-based award to our employees and non-employee directors in the six months ended March 31, 2008, as an increase in both the operating costs and shareholder’s equity.

Changes in Accounting Standards

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for us on October 1, 2007. The adoption of FIN 48 has no material impact on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The management is in the process of evaluating the impact SFAS 161 will have on the Company’s financial statements upon adoption.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2008	2007
Balance sheet items as of March 31	7.0190	7.7342
Amounts included in the statement of income and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the six months ended March 31	7.2982	7.7612
Balance sheet items as of September 30	N/A	7.5108

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Remediation Measures for Material Weaknesses

We have begun to take steps to remediate the material weaknesses described in our 2007 Form 10-K, and plan to implement the new measures described below in our ongoing efforts to address these internal control deficiencies:

●
We further enhanced the self-assessment of our internal control over financial reporting by increasing our periodic independent testing, which would evaluate the adequacy of the design and effectiveness of our internal control procedures.

●
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

●
We plan to continue to develop our corporate culture toward emphasizing the importance of internal controls and to ensure that all personnel involved in maintaining proper internal controls recognize the importance of strictly adhering to accounting principles accepted in the United States of America.

●
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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal controls over financial reporting after March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Liquidated Damages Pursuant to September 2005 Registration Rights Agreement. We are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form SB-2 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in September 2005. Under the registration rights agreement, among other things, (a) if a registration statement filed pursuant thereto ceases to be effective after its effective date to cover the resale of the shares for more than 30 trading days or (b) if for any reason we are required to file an additional registration statement covering such shares, and we do not file such additional registration statement within 45 days after the time we first know, or reasonably should have known, that such registration statement would be required to be filed, then, while the relevant shares could not be put back to us, we would be liable to pay partial liquidated damages to those selling shareholders equal to 1.0% of the aggregate investment amount paid by those selling shareholders for the shares, and on each monthly anniversary thereafter, unless the event is cured by such date, an additional 1.5% on (except with respect to the first such event) a daily pro-rata basis.

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

As reported in our 2006 Form 10-K and our 12/31/06 Form 10-Q, we previously recorded charges in our statement of income and comprehensive income of $290,575 for the year ended September 30, 2006, and $197,371 for the quarter ended December 31, 2006, based on the original incorrect interpretation of the calculation of liquidated damages. Accordingly, the amounts recorded in excess of $241,232 (i.e., $246,714) have been applied to offset the charge related to the liquidated damages incurred related to the second event in the second fiscal quarter of 2007, and we have recorded an additional charge in the second fiscal quarter of 2007 relating to the additional liquidated damages incurred of $563,000. We have assessed the impact of the foregoing on the financial statements included in our 2006 Form 10-K and our 12/31/06 Form 10-Q, and have determined that the impact is not material. Accordingly, we do not intend to restate the financial information included in the 2006 Form 10-K or the 12/31/06 Form 10-Q; however, future filings will reflect the foregoing information. No liquidated damages have been paid pursuant to the registration rights agreement that we entered into in September 2005 as of the filing date of this Report. As described under “— Make Good Settlements” we have entered into settlement agreements pursuant to which we have issued shares to certain of these shareholders in settlement of claims related to the private placement, including claims for liquidated damages. Pursuant to the settlement agreements, the claims of each shareholder are released as of the applicable “release date” which occurs on the earliest of (a) the effectiveness of a resale registration statement relating to resales by the settling shareholders of the shares issued pursuant to the settlement agreement; (b) the ability of the settling shareholders to sell such shares pursuant to Rule 144 under the Securities Act free of volume limitations and (c) such time as all of the shares received by the investor pursuant to the settlement agreement have been sold by the investor.

The discussion above relating to the September 2005 registration rights agreement is qualified by reference to the provisions of such agreement. A copy of the form of such agreement is attached as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 14, 2005, and is incorporated herein by reference.

Liquidated Damages Pursuant to November 2007 Registration Rights Agreement. We may be liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto is not declared effective by the SEC by 100th calendar day after the closing of our private placement on November 9, 2007, or the “Effectiveness Deadline”, then we would be liable to pay partial liquidated damages to each such investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on the one month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline and the time that we are no longer required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on each of the following dates: the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (pro rated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that we are no longer required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations.

On December 21, 2007, pursuant to the registration rights agreement, we filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, we estimate that liquidated damages incurred under the November 2007 registration rights agreement for the quarter ended March 31, 2008 to have totaled $293,475. No liquidated damages have been paid pursuant to the November 2007 registration rights agreement as of the filing date of this Report. The discussion above relating to the November 2007 registration rights agreement is qualified by reference to the provisions of such agreement, a copy of which is attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 6, 2007, and is incorporated herein by reference.

Make-Good Settlements. Beginning on March 13, 2008, the Company, along with its wholly-owned subsidiary BAK International (together with the Company, “CBAK”), have entered into settlement agreements with certain investors in the January 20, 2005, private placement completed by the Company. Pursuant to the settlement agreements, CBAK and such investors have agreed, without any admission of liability, to a settlement and mutual releases from all claims relating to the January 20, 2005 private placement, including all claims relating to 1,089,775 “make good shares” of the Company’s common stock that had been placed into escrow by Xiangqian Li, the Company’s chairman and chief executive officer, in connection with the January 20, 2005, private placement as well as all claims, including claims for liquidated damages, relating to registration rights granted in connection with the January 20, 2005, private placement. Under the settlement agreements, the Company will make settlement payments to each of the settling investors of a number of shares of common stock of the Company equal to 50% of the number of “make good shares” such investor had claimed; aggregate settlement payments amounted to 232,213 shares as of March 31, 2008. Share payments to date have been made, and the Company intends to make any future payments of shares pursuant to the settlement agreements to be entered into with the remaining investors, in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. The Company has also undertaken pursuant to the settlement agreements to file a registration statement covering resales of such shares.

In accordance with the Delivery of Make Good Shares, Settlement and Release Agreement entered into with Mr. Li on October 22, 2007 (the “Li Settlement Agreement”), the Company continues to negotiate with the investors who participated in the January 20, 2005, private placement in order to achieve a complete settlement of BAK International’s obligations (and the Company’s obligations to the extent it has any) under the applicable agreements with such investors.

This description of the investor settlement agreements and the Li Settlement Agreement is qualified by reference to the provisions of such agreements. A copy of the form of settlement agreement is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on March 31, 2008, and is incorporated herein by reference. A copy of the Li Settlement Agreement is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on November 6, 2007, and is incorporated herein by reference.

Item 1A.  Risk Factors.

See Item 1A. “Risk Factors” included in our 2007 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From March 13, 2008 to March 31, 2008, the Company entered into a number of Settlement Agreements pursuant to which the Company agreed to issue to certain accredited investors an aggregate of 232,213 shares of the Company’s common stock. Pursuant to the settlement agreements, CBAK and such investors have agreed, without any admission of liability, to a settlement and mutual releases from all claims relating to the January 20, 2005 private placement, including all claims relating to 1,089,775 “make good shares” of the Company’s common stock that had been placed into escrow by Xiangqian Li, the Company’s chairman and chief executive officer, in connection with the January 20, 2005, private placement as well as all claims, including claims for liquidated damages, relating to registration rights granted in connection with the January 20, 2005, private placement. Under the settlement agreements, the Company will make settlement payments to each of the settling investors of a number of shares of common stock of the Company equal to 50% of the number of “make good shares” such investor had claimed; aggregate settlement payments to date amount to 232,213 shares. See Part II, Item 1. “Legal Proceedings — Make Good Settlements” above.

The above-referenced securities have been or will be issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and/or other applicable provisions of the Securities Act. The investors who received the securities agreed that (a) they were acquiring the securities for their own account for investment and not for the account of any other person and not with a view to or for any distribution within the meaning of the Securities Act and (b) they would not sell or otherwise transfer the purchased securities unless in compliance with state and federal securities laws. Each of the Investors represented that they are accredited investors as defined in Rule 501(a) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

As previously disclosed in our Current Report on Form 8-K filed on March 31, 2008, from March 13, 2008 to March 31, 2008, the Company entered into a number of Settlement Agreements pursuant to which the Company agreed to issue to certain accredited investors an aggregate of 232,213 shares of the Company’s common stock. Pursuant to the settlement agreements, CBAK and such investors have agreed, without any admission of liability, to a settlement and mutual releases from all claims relating to the January 20, 2005 private placement, including all claims relating to 1,089,775 “make good shares” of the Company’s common stock that had been placed into escrow by Xiangqian Li, the Company’s chairman and chief executive officer, in connection with the January 20, 2005, private placement as well as all claims, including claims for liquidated damages, relating to registration rights granted in connection with the January 20, 2005, private placement. Under the settlement agreements, the Company will make settlement payments to each of the settling investors of a number of shares of common stock of the Company equal to 50% of the number of “make good shares” such investor had claimed; aggregate settlement payments to date amount to 232,213 shares.

The above-referenced securities have been or will be issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and/or other applicable provisions of the Securities Act. The investors who received the securities agreed that (a) they were acquiring the securities for their own account for investment and not for the account of any other person and not with a view to or for any distribution within the meaning of the Securities Act and (b) they would not sell or otherwise transfer the purchased securities unless in compliance with state and federal securities laws. Each of the Investors represented that they are accredited investors as defined in Rule 501(a) under the Securities Act.

Copies of the forms of the above-referenced settlement agreements are attached hereto as Exhibits 10.1 to 10.3.

We refinanced our short-term bank loans during the three months ended March 31, 2008 at annual interest rates of 5.751% to 8.217%, payable monthly, and for terms of six to twelve months. These debt arrangements are generally guaranteed by Mr. Xiangqian Li, our chairman, president, and chief executive officer. Pursuant to the refinancing, we pledged $21.3 million of inventory and $16.1 million of equipment and machinery as security for our comprehensive credit facility with Agricultural Bank of China and Shenzhen Development Bank as of March 31, 2008. We also committed to pledge the property ownership and land use rights certificate to be obtained in relation to the land on which our corporate campus had been constructed for short-term bank loans amounting to $25,644,000 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. The aggregate net book value of the buildings and land use right in relation to the property ownership and land use rights certificate as of March 31, 2008 was $91.6 million. These loan agreements are guaranteed by Mr. Xiangqian Li.

On March 25, 2008 and March 27, 2008 we entered into a new short-term bank loan agreement with Shenzhen Hi-tech Industrial Park Branch, Industrial Bank Co., Ltd. and Shenzhen Branch, Bank of China, respectively, totaling $12.8 million. The two new short-term bank loan agreements provide for monthly interest payments at annual interest rates from 7.47% to 8.217%, with principal repayments at maturities during the first calendar quarter of 2009. These loan agreements are guaranteed by Mr. Xiangqian Li. Summaries of the loan agreements and the related guaranty are attached hereto as Exhibits 10.5, 10.6, 10.7, and 10.8.

On March 25, 2008, we entered into a Comprehensive Credit Facility Agreement with Shenzhen Hi-tech Industrial Park Branch, Industrial Bank Co., Ltd. This Credit Facility is guaranteed by Mr. Xiangqian Li. We may borrow up to RMB 62.5 million ($8.9 million) under this Comprehensive Credit Facility Agreement, which will expire on March 25, 2009. As of March 31, 2008, we had borrowed $7.1 million loan under this Comprehensive Credit Facility Agreement. A summary of the Comprehensive Credit Facility Agreement is attached hereto as Exhibit 10.4.

Item 6.  Exhibits.

Number	Description
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007).

10.1	Form of Settlement Agreement between the Registrant and Chinamerica Fund, LP, dated March 13, 2008.

10.2	Form of Settlement Agreement between the Registrant and The Pinnacle Fund, L.P., dated March 21, 2008.

10.3
Form of Settlement Agreement between the Registrant and certain investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 31, 2008).

10.4	Summary of Comprehensive Credit Facility Agreement, by and between Shenzhen BAK Battery Co., Ltd and Shenzhen Hi-tech Industrial Park Branch, Industrial Bank Co., Ltd, dated March 25, 2008.

10.5	Summary of Guaranty Contract of Maximum Amount, by and between Mr. Xiangqian Li and Shenzhen Hi-tech Industrial Park Branch, Industrial Bank Co., Ltd on March 24, 2008.

10.6	Summary of Loan Agreement, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Hi-tech Industrial Park Branch, Industrial Bank Co., Ltd, dated March 25, 2008.

10.7	Loan certificate with Shenzhen Hi-tech Industrial Park Branch, Industrial Bank Co., Ltd, dated March 25, 2008.

10.8	Loan certificate with Shenzhen Branch, Bank of China, dated March 27, 2008.

31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tony Shen
Tony Shen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)