Form 10-Q
period 2008-06-30
CHINA BAK BATTERY INC
filed 2008-08-08
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☒
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,547,917 shares of common stock, par value $0.001 per share, outstanding on August 7, 2008.

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

Forward-Looking Statements

Statements contained in this Report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

—	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

—	our future business development, results of operations and financial condition;

—	our ability to fund our operations and manage our substantial short-term indebtedness;

—	our ability to maintain or increase our market share in the competitive markets in which we do business;

—	our limited operating history in developing, manufacturing and selling of lithium-based rechargeable battery cells;

—	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

—	our dependence on the growth in demand for the portable electronic devices that are powered by our products;

—	our ability to diversify our product offering and capture new market opportunities;

—	our ability to obtain original equipment manufacturer (“OEM”) qualifications from brand names;

—	our ability to source our needs for skilled labor, machinery and raw materials economically;

—	our ability to secure raw materials in the future and to manage the costs of raw materials or to secure alternative or substitute raw materials;

—	uncertainties with respect to the PRC legal and regulatory environment;

—	our ability to remediate any material weaknesses in our internal control over financial reporting;

—	our ability to maintain cost leadership;

—	our ability to acquire land use rights to our facilities; and

i

—	other risks identified in this Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in other reports that we file with the SEC, including without limitation our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

ii

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2007 and June 30, 2008

(In U.S. dollars)

		September 30,	June 30,
	Note	2007	2008
		(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents		$14,196,513	$30,244,244
Pledged deposits	2	4,594,727	6,331,248
Trade accounts receivable, net	3	63,150,872	85,100,469
Inventories	4	59,827,232	68,191,322
Prepayments and other receivables	5	1,656,494	8,965,277
Deferred tax assets		502,916	1,285,056
Total current assets		143,928,754	200,117,616

Property, plant and equipment, net	6	145,123,022	182,592,676
Lease prepayments, net		17,884,436	31,502,164
Intangible assets, net		121,038	161,617
Deferred tax assets		171,774	—
Total assets		$307,229,024	$414,374,073

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2007 and June 30, 2008 (continued)

(In U.S. dollars)

		September 30,	June 30,
	Note	2007	2008
		(Audited)	(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$89,870,586	$111,530,667
Current maturities of long-term bank loans	8	—	8,747,503
Accounts and bills payable		45,588,583	59,533,717
Accrued expenses and other payables		15,467,192	22,816,579
Total current liabilities		150,926,361	202,628,466

Long-term bank loans, less current maturities	8	29,291,154	55,400,855
Deferred income		—	7,824,156
Deferred tax liabilities		279,597	641,348
Total liabilities		180,497,112	266,494,825
Commitments and contingencies	11

Shareholders’ equity
Ordinary shares US$ 0.001 par value;
100,000,000 authorized;
49,250,853 and 53,227,387 issued
and outstanding as of
September 30, 2007 and June 30, 2008
respectively		49,251	53,227
Donated shares		7,955,358	14,101,689
Additional paid-in capital		66,355,151	80,811,106
Statutory reserves		6,426,977	6,519,638
Retained earnings		36,060,426	26,555,312
Accumulated other comprehensive
income		9,884,749	23,904,886
		126,731,912	151,945,858
Less: Treasury shares		-	(4,066,610)
Total shareholders’ equity		126,731,912	147,879,248
Total liabilities and shareholders’ equity		$307,229,024	$414,374,073

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations
and comprehensive income
For the three months ended June 30, 2007 and 2008
(Unaudited)
(In U.S. dollars)

	Three months ended June 30,
	2007	2008

Net revenues	$29,477,296	$68,486,498
Cost of revenues	(24,414,599)	(60,082,001)
Gross profit	5,062,697	8,404,497

Operating expenses:
Research and development costs	(1,118,458)	(1,855,079)
Sales and marketing expenses	(1,164,936)	(1,483,907)
General and administrative expenses	(4,188,751)	(5,101,504)
Total operating expenses	(6,472,145)	(8,440,490)
Operating loss	(1,409,448)	(35,993)

Finance costs, net	(1,069,902)	(2,735,183)
Government grant income	—	338,682
Other (expense) / income	(90,479)	113,829
Loss before income taxes	(2,569,829)	(2,318,665)
Income taxes	(119,894)	30,504
Net loss	$(2,689,723)	$(2,288,161)

Other comprehensive income
- Foreign currency translation adjustment	1,941,966	3,886,303
Comprehensive (loss) / income	$(747,757)	$1,598,142

Net loss per share:
-Basic	$(0.05)	$(0.04)
-Diluted	$(0.05)	$(0.04)

Weighted average number of
ordinary shares:
-Basic	48,893,396	52,382,171
-Diluted	48,893,396	52,382,171

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations
and comprehensive income
For the nine months ended June 30, 2007 and 2008
(Unaudited)
(In U.S. dollars)

		Nine months ended June 30,
	Note	2007	2008

Net revenues	13	$102,088,295	$172,609,484
Cost of revenues		(82,682,721)	(153,184,410)
Gross profit		19,405,574	19,425,074
Operating expenses:
Research and development costs		(2,683,815)	(4,564,422)
Sales and marketing expenses		(3,271,849)	(4,234,817)
General and administrative expenses		(9,301,400)	(14,162,334)
Total operating expenses		(15,257,064)	(22,961,573)
Operating income / (loss)		4,148,510	(3,536,499)

Finance costs, net		(3,134,562)	(7,377,462)
Government grant income		762,267	1,377,046
Other (expense) / income		(160,807)	74,238
Income / (loss) before income taxes		1,615,408	(9,462,677)
Income taxes		(282,652)	50,224
Net income / (loss)		$1,332,756	$(9,412,453)

Other comprehensive income
- Foreign currency translation adjustment		4,636,438	14,020,137
Comprehensive income		$5,969,194	$4,607,684
Net income / (loss) per share:	10
-Basic		$0.03	$(0.18)
-Diluted		$0.03	$(0.18)
Weighted average number of
ordinary shares:
-Basic		48,889,564	51,610,457
-Diluted		49,282,763	51,610,457

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of shareholders’ equity
For the nine months ended June 30, 2007 and 2008
(Unaudited)

							Accumulated			Total
	Ordinary shares						other	Treasury shares		share-
	Number of		Donated	Additional	Statutory	Retained	comprehensive	Number of		holders’
	shares	Amount	shares	paid-in capital	reserves	earnings	income	shares	Amount	equity

Balance as of October 1, 2006	48,885,896	$48,886	$—	$68,126,689	$5,791,718	$36,212,357	$3,448,379	—	$—	$113,628,029

Net income	—	—	—	—	—	1,332,756	—	—	—	1,332,756

2006 escrow shares donated by
Mr. Xiangqian Li and released to investors	—	—	7,955,358	(7,955,358)	—	—	—	—	—	—

Share-based compensation for
employee stock option awards	—	—	—	485,553	—	—	—	—	—	485,553

Issuance of 914,994 shares of restricted
stocks and reclassification of
liability-classified awards	—	—	—	3,679,934	—	—	—	—	—	3,679,934

Share-based compensation for
common stock granted to employees
and non-employee directors	—	—	—	1,084,046	—	—	—	—	—	1,084,046

Issuance of common stock to
non-employee directors	7,500	7	—	(7)	—	—	—	—	—	—

Appropriation to statutory reserves	—	—	—	—	602,340	(602,340)	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	4,636,438	—	—	4,636,438

Balance as of June 30, 2007	48,893,396	$48,893	$7,955,358	$65,420,857	$6,394,058	$36,942,773	$8,084,817	—	$—	$124,846,756

Balance as of October 1, 2007	49,250,853	$49,251	$7,955,358	$66,355,151	$6,426,977	$36,060,426	$9,884,749	—	$—	$126,731,912

2005 escrow shares donated by
Mr. Xiangqian Li	—	—	6,146,331	—	—	—	—	(1,089,775)	(6,146,331)	—

2005 escrow shares settlement	—	—	—	(2,079,721)	—	—	—	368,745	2,079,721	—

Net loss	—	—	—	—	—	(9,412,453)	—	—	—	(9,412,453)

Share-based compensation for
employee stock awards	—	—	—	2,533,705	—	—	—	—	—	2,533,705

Exercise of stock options awards	200,000	200	—	1,249,800	—	—	—	—	—	1,250,000

Issuance of common stock
to employees	265,280	265	—	(265)	—	—	—	—	—	—

Issuance of common stock
to non-employee directors	11,254	11	—	(11)	—	—	—	—	—	—

Issuance of new common stock	3,500,000	3,500	—	12,752,447	—	—	—	—	—	12,755,947

Appropriation to statutory reserves	—	—	—	—	92,661	(92,661)	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	14,020,137	—	—	14,020,137

Balance as of June 30, 2008	53,227,387	$53,227	$14,101,689	$80,811,106	$6,519,638	$26,555,312	$23,904,886	(721,030)	$(4,066,610)	$147,879,248

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended June 30, 2007 and 2008
(Unaudited)
(In U.S. dollars)

	Three months ended June 30,
	2007	2008

Cash flow from operating activities
Net loss	$(2,689,723)	$(2,288,161)
Adjustments to reconcile net loss to net
cash provided by/(used in) operating activities:
Depreciation and amortization	2,336,980	3,344,381
Addition of bad debt expense	1,731,276	818,729
Provision for obsolete inventories	—	18,771
Share-based compensation	756,085	876,317
Deferred income taxes	24,981	(124,172)
Exchange loss	—	737,268

Changes in operating assets and liabilities:
Trade accounts receivable	3,287,479	(5,069,990)
Inventories	(7,024,960)	1,433,346
Prepayments and other receivables	(338,478)	(397,544)
Accounts and bills payable	4,728,869	(3,411,264)
Accrued expenses and other payables	(491,754)	1,117,071

Net cash provided by / (used in) operating activities	2,320,755	(2,945,248)

Cash flow from investing activities

Purchases of property, plant and equipment	(15,714,291)	(14,357,988)
Payment of lease prepayment	(707,482)	(11,124,131)
Purchases of intangible assets	(29,026)	(26,075)
Government grants received	—	7,469,473

Net cash used in investing activities	$(16,450,799)	$(18,038,721)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended June 30, 2007 and 2008 (continued)
(Unaudited)
(In U.S. dollars)

	Three months ended June 30,
	2007	2008
Cash flow from financing activities

Proceeds from borrowings	$36,210,422	$64,204,003
Repayment of borrowings	(33,656,822)	(49,146,478)
Decrease / (increase) in pledged deposits	5,596,713	(1,273,548)

Net cash provided by financing activities	8,150,313	13,783,977

Effect of exchange rate changes
on cash and cash equivalents	85,070	560,748
Net decrease in cash and
cash equivalents	(5,894,662)	(6,639,244)
Cash and cash equivalents
at the beginning of period	14,839,584	36,883,488
Cash and cash equivalents
at the end of period	$8,944,922	$30,244,244

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to bank	$3,416,680	$3,478,296

Cash paid during the period for:
Income taxes	$290,102	$94,820
Interest, net of amounts capitalized	$936,599	$4,952,307

Non-cash movements affecting financing transactions:

2005 escrow shares settlement	$—	$770,040

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the nine months ended June 30, 2007 and 2008
(Unaudited)
(In U.S. dollars)

	Nine months ended June 30,
	2007	2008

Cash flow from operating activities
Net income / (loss)	$1,332,756	$(9,412,453)
Adjustments to reconcile net income/(loss) to net
cash provided by / (used in) operating activities:
Depreciation and amortization	6,594,196	9,362,302
Addition of bad debt expense	1,365,795	2,186,696
Provision for obsolete inventories	—	114,203
Share-based compensation	1,624,368	2,533,704
Deferred income taxes	14,442	(201,507)
Loss of disposal of property,
plant and equipment	—	189,694
Exchange loss	—	1,508,217

Changes in operating assets and liabilities:
Trade accounts receivable	12,894,883	(17,101,756)
Inventories	(13,015,222)	(2,599,135)
Prepayments and other receivables	(192,971)	(6,388,025)
Accounts and bills payable	(2,073,291)	8,739,264
Accrued expenses and other payables	(874,693)	1,911,998

Net cash provided by / (used in)
operating activities	7,670,262	(9,156,798)

Cash flow from investing activities

Purchases of property, plant and equipment	(38,600,700)	(30,902,878)
Payment of lease prepayment	(14,371,819)	(11,145,114)
Purchases of intangible assets	(33,785)	(101,111)
Proceeds from disposal of property, plant and equipment	—	321,353
Government grant received	—	7,469,473
Net cash used in investing activities	$(53,006,304)	$(34,358,277)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the nine months ended June 30, 2007 and 2008 (continued)
(Unaudited)
(In U.S. dollars)

	Nine months ended June 30,
	2007	2008
Cash flow from financing activities

Proceeds from borrowings	$101,960,584	$119,697,138
Repayment of borrowings	(79,049,307)	(76,550,495)
Decrease/(increase) in pledged deposits	9,746,262	(1,241,034)
Proceeds from issuance of capital stock	—	14,005,947

Net cash provided by financing activities	32,657,539	55,911,556

Effect of exchange rate changes
on cash and cash equivalents	523,870	3,651,250

Net (decrease) / increase in cash and
cash equivalents	(12,154,633)	16,047,731
Cash and cash equivalents
at the beginning of period	21,099,555	14,196,513

Cash and cash equivalents
at the end of period	$8,944,922	$30,244,244

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to bank	$5,982,945	$8,342,272

Cash paid during the period for:
Income taxes	$290,102	$140,196
Interest, net of amounts capitalized	$3,136,549	$7,377,463

Non-cash movements affecting financing transactions:

2006 escrow shares donated by Mr. Xiangqian Li
and release to investors	$7,955,358	$—
2005 escrow shares donated by Mr. Xiangqian Li	$—	$6,146,331
2005 escrow shares settlement	$—	$2,079,721

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008

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

Basis of Presentation and Organization

As of June 30, 2008, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on March 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; and vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007.

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
For the nine months ended June 30, 2007 and 2008 (continued)

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
For the nine months ended June 30, 2007 and 2008 (continued)

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

While the 1,089,775 escrow shares relating to the 2005 performance threshold were previously released to Mr. Xiangqian Li, Mr. Xiangqian Li executed a further undertaking on August 21, 2006 to return those shares to the escrow agent for the distribution to the relevant investors. However, such shares were not returned to the escrow agent, but, pursuant to a Delivery of Make Good Shares, Settlement and Release Agreement between the Company, BAK International and Mr. Li entered into on October 22, 2007 (the “Li Settlement Agreement”), such shares were ultimately delivered to the Company as described below. Because the Company failed to satisfy the performance threshold for the fiscal year ended September 30, 2006, the remaining 1,089,775 escrow shares relating to the fiscal year 2006 performance threshold were released to the relevant investors. As Mr. Li has not retained any of the shares placed into escrow, and as the investors party to the Escrow Agreement are only shareholders of the Company and do not have and are not expected to have any other relationship to the Company, the Company has not recorded a compensation charge for the years ended September 30, 2005 and 2006.

At the time the escrow shares relating to the 2006 performance threshold were transferred to the investors in fiscal year 2007, the Company should have recognized a credit to donated shares and a debit to additional paid-in capital, both are elements of shareholders’ equity. This entry is not material because total ordinary shares issued and outstanding, total shareholders’ equity and total assets do not change; nor is there any impact on income or earnings per share. Therefore, previously filed consolidated financial statements for the fiscal year ended September 30, 2007 will not be restated. This share transfer has been reflected in these financial statements by reclassifying the balances of certain items as of October 1, 2007. The balances of donated shares and additional paid-in capital as of October 1, 2007 were credited and debited by US$7,955,358 respectively, as set out in the condensed interim consolidated statements of shareholders’ equity and consolidated balance sheets.

In November 2007, Mr. Xiangqian Li delivered the 1,089,775 shares related to the 2005 performance threshold to BAK International pursuant to the Li Settlement Agreement; BAK International in turn delivered the shares to the Company. Such shares (other than those issued to investors pursuant to the 2008 Settlement Agreements, as described below) are now held by the Company as treasury shares. Upon receipt of these shares, the Company and BAK International released all claims and causes of action against Mr. Xiangqian Li regarding the shares, and Mr. Xiangqian Li released all claims and causes of action against the Company and BAK International regarding the shares. Under the terms of the Settlement Agreement, the Company commenced negotiations with the investors who participated in the Company’s January 2005 private placement in order to achieve a complete settlement of BAK International’s obligations (and the Company’s obligations to the extent it has any) under the applicable agreements with such investors.

Beginning on March 13, 2008, the Company has entered into settlement agreements (the “2008 Settlement Agreements”) with certain investors in the January 2005 private placement.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

Basis of Presentation and Organization (continued)

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreements, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of June 30, 2008 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US GAAP.

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2008. The Company’s consolidated balance sheet as of September 30, 2007 has been taken from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, Hong Kong, Canada or Germany, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

Recently Issued Accounting Standards

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation Number (“FIN”) 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for the Company on October 1, 2007. The adoption of FIN 48 has no material impact on the Company’s financial statements.

SFAS 157 “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement of Financial Accounting Standards (“SFAS”) 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s management is in the process of evaluating the impact SFAS 157 will have on the Company’s financial statements upon adoption.

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the fiscal year beginning on October 1, 2008. The Company’s management is in the process of evaluating the impact SFAS 159 will have on the Company’s financial statements upon adoption.

SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company’s management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

Recently Issued Accounting Standards (continued)

SFAS 141(Revised) “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations.” SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company’s management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities”

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company’s management is in the process of evaluating the impact SFAS 161 will have on the Company’s financial statements upon adoption.

SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles”

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on the Company’s financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

2	Pledged Deposits

Pledged deposits as of September 30, 2007 and June 30, 2008 consist of the following:

	September 30,	June 30,
	2007	2008

Pledged deposits with banks for bills payable	$4,594,727	$6,331,248

3	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2007 and June 30, 2008 consist of the following:

	September 30,	June 30,
	2007	2008

Trade accounts receivable	$57,928,281	$86,937,198
Less: Allowance for doubtful accounts	(3,021,617)	(5,599,823)
	54,906,664	81,337,375
Bills receivable	8,244,208	3,763,094
	$63,150,872	$85,100,469

An analysis of the allowance for doubtful accounts for the nine months ended June 30, 2007 and 2008 is as follows:

	Nine months ended June 30,
	2007	2008

Balance at beginning of period	$1,063,285	$3,021,617
Addition of bad debt expense, net	1,395,011	2,291,114
Foreign exchange adjustment	69,073	287,092

Balance at end of period	$2,527,369	$5,599,823

4	Inventories

Inventories as of September 30, 2007 and June 30, 2008 consist of the following:

	September 30,	June 30,
	2007	2008

Raw materials	$15,245,732	$21,206,113
Work-in-progress	5,698,017	11,868,673
Finished goods	40,776,958	37,309,543
	61,720,707	70,384,329
Provision for obsolete inventories	(1,893,475)	(2,193,007)
	$59,827,232	$68,191,322

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

4	Inventories (continued)

Part of the inventories with carrying value of US$19,971,241 and US$21,868,758 as of September 30, 2007 and June 30, 2008, respectively, was pledged as collateral under certain loan agreements (see Note 7).

5	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2007 and June 30, 2008 consist of the following:

	September 30,	June 30,
	2007	2008

Prepayments for raw materials and others	$925,187	$5,533,303
Other receivables	740,088	3,441,005
Less: Allowance for doubtful accounts	(8,781)	(9,031)
	$1,656,494	$8,965,277

6	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2007 and June 30, 2008 consist of the following:

	September 30,	June 30,
	2007	2008

Buildings	$70,380,985	$94,063,618
Machinery and equipment	59,405,092	78,664,564
Office equipment	1,088,032	3,438,620
Motor vehicles	1,135,616	1,048,563
	132,009,725	177,215,365
Accumulated depreciation	(19,301,165)	(30,223,156)
Construction in progress	12,578,715	6,482,305
Prepayment for acquisition of property, plant and equipment	19,835,747	29,118,162
	$145,123,022	$182,592,676

(i)	Depreciation expense for the nine months ended June 30, 2007 and 2008 is included in the consolidated statements of operations and comprehensive income as follows:

	Nine months ended June 30,
	2007	2008

Cost of revenues	$4,660,914	$6,896,292
Research and development costs	214,808	422,156
Sales and marketing expenses	442,281	496,554
General and administrative expenses	1,075,218	1,215,960
	$6,393,221	$9,030,962

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

6	Property, Plant and Equipment, net (continued)

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the nine months ended June 30, 2007 and 2008, the Company capitalized interest of approximately US$242,396 and US$182,180, respectively, to the cost of construction in progress.

(iii)	Pledged Property, Plant and Equipment

As of September 30, 2007 and June 30, 2008, machinery and equipment with net book value of US$34,090,267 and US$37,914,932 of the Company were pledged as collateral under certain loan arrangements (see Notes 7 and 8).

7	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	September 30,	June 30,
	2007	2008

Inventories (Note 4)	$19,971,241	$21,868,758
Machinery and equipment, net (Note 6)	18,299,368	15,047,614
	$38,270,609	$36,916,372

As of September 30, 2007 and June 30, 2008, the Company had several short-term bank loans with aggregate outstanding balances of US$89,870,586 and US$111,530,667 respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 6.156% to 8.217% per annum, and had maturity dates ranging from 2 to 9 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

The Company also committed to pledge the property ownership and land use rights certificate to be obtained in relation to the land on which the Company’s corporate campus had been constructed for short-term bank loans amounting to US$25,514,000 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. The aggregate net book value of the buildings and land use right in relation to the property ownership and land use rights certificate as of June 30, 2008 was US$89,186,835.

The Company is subject to certain covenants, which require the Company to comply with certain financial ratios, for its loan facilities which are tested on a monthly basis. If the Company fails to meet the requirements, the outstanding bank loans, including interest and penalties due thereunder, will accelerate and become immediately due and payable.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

8	Long-term Bank Loans

As of September 30, 2007 and June 30, 2008, the Company had long-term bank loans of US$29,291,154 and US$64,148,358, respectively. The loan amount of US$14,579,172 as of June 30, 2008 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (the “PBOC”) for three-year to five-year long-term loans which is currently 6.48% per annum. The long-term bank loan is repayable in three installments of US$4,373,752 on November 20, 2008, US$4,373,752 on November 20, 2009 and US$5,831,668 on December 26, 2010.

The other three loans with aggregate amount of US$26,242,510 as of June 30, 2008 were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The loan of US$5,831,669 currently carries interest at 5.832% per annum is repayable on January 25, 2012. The second loan of US$11,663,338 with current annual interest rate of 6.237% is repayable in three installments of US$2,915,834 on January 25, 2010, US$7,289,586 on January 25, 2011 and US$1,457,918 on January 25, 2012 respectively. The third loan of US$8,747,503 with current annual interest rate of 7.65% is repayable in two installments of US$4,373,751 on January 25, 2009 and US$4,373,752 on January 25, 2010.

Another loan in the amount of US$23,326,676, as of June 30, 2008, was made under a four-year long-term loan credit facility from Tianjin Branch, Agricultural Bank of China and carries interest at the benchmark rate of the PBOC for three-year to five-year long-term loans which is currently 7.74% per annum. The loan is repayable in four installments of US$4,373,752 by the latest on December 26, 2009, US$4,373,752 by the latest on December 26, 2010, US$7,289,586 by the latest on December 26, 2011 and US$7,289,586 on May 26, 2012.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) secured by the property ownership and land use rights certificate of the Company’s Research and Development Test Centre and the future facilities to be constructed thereon.

The long-term bank loan with Shenzhen Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$22,867,318 as of June 30, 2008 (see Note 6); and (iii) secured by the property ownership and land use rights certificate in relation to the land on which the Company’s corporate campus had been constructed and the future machinery and equipment to be purchased and used in the campus. Pursuant to a supplemental agreement entered into between the Company and Shenzhen Branch, Agricultural Bank of China, dated August 6, 2008, Shenzhen Branch, Agricultural Bank of China granted the Company an extension of the deadline to obtain the land use rights certificate for purposes of the loan agreement from July 30, 2008 to September 18, 2008. In accordance with the loan agreement, Shenzhen Branch, Agricultural Bank of China may impose an unspecified penalty on the Company if it does not obtain the land use rights certificate by this date.

The long-term bank loan with Tianjin Branch, Agricultural Bank of China is guaranteed by Mr. Xiangqian Li and secured by the property ownership and land use rights certificate in relation to the land on which the Company’s Tianjin campus had been constructed and the future machinery and equipment to be purchased and used in the campus.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

8	Long-term Bank Loans (continued)

The aggregate maturities of long-term bank loans as of June 30, 2008 are as follows:

Fiscal years ending on June 30,
2009	$8,747,503
2010	16,037,090
2011	17,495,006
2012	21,868,759
$64,148,358

9	Share-based Compensation

The Company grants share options to officers and employees and restricted ordinary shares to its non-employee directors as a reward for services.

Stock Option Plan

In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to 4,000,000 shares of the Company’s common stock. The exercise price of the options granted, pursuant to the Plan, must be at least equal to the fair market value of the Company’s common stock at the date of the grant. The Plan will terminate on May 16, 2055. On July 25, 2008, the Company’s stockholders approved certain amendments to the Plan, including increasing the total number of shares available for issuance under the Plan to 8,000,000.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

(Unaudited)

9	Share-based Compensation (continued)

A summary of the original share option Plan activity for the nine months ended June 30, 2008 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)

Outstanding as of October 1, 2007	400,000	$6.25
Granted	—	—
Exercised	200,000	6.25
Forfeited	—	—
Cancelled	—	—

Outstanding as of June 30, 2008	200,000	$6.25	3.5 years	$—

Exercisable as of June 30, 2008	140,000	$6.25	3.5 years	$—

(1)
Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2008 (US$4.71) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. The Company recorded non-cash share-based compensation expense of US$74,000 for the nine months ended June 30, 2008 in respect of these share options granted in 2005. The expense of 2008 was recorded in research and development costs.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions.

Expected volatility	59.85%

Expected dividends	Nil

Expected life	6 years

Risk-free interest rate	4.13%

As of June 30, 2008, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

9	Share-based Compensation (continued)

Pursuant to the Plan, the Company also issued 1,501,500 options with a weighted-average exercise price of US$3.28 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from June 30, 2007 to February 9, 2012 according to each respective employee’s agreement.

A summary of share option plan activity for the nine months ended June 30, 2008 is presented below:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)

Outstanding as of October 1, 2007	1,418,500	$3.28
Exercised	—	—
Forfeited	38,500	3.28
Cancelled	—	—

Outstanding as of June 30, 2008	1,380,000	$3.28	5.5 years	$1,973,400

Exercisable as of June 30, 2008	60,000	$3.35	4.5 years	$81,600

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2008 (US$4.71) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$1,391,000 for the nine months ended June 30, 2008 in respect of share options granted in 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of June 30, 2008, there were unrecognized compensation costs of US$1,124,000 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.5 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

(Unaudited)

9	Share-based Compensation (continued)

Pursuant to the Plan, the Company also issued 360,000 options with an exercise price of US$4.30 per share on January 28, 2008. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from April 28, 2008 to January 28, 2011 according to each of the employee’s agreement respectively.

A summary of share option plan activity for the 360,000 options for the nine months ended June 30, 2008 is presented below:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)

Outstanding as of October 1, 2007	—	—
Granted on January 28, 2008	360,000	4.30
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding as of June 30, 2008	360,000	$4.30	5 years	$147,600

Exercisable as of June 30, 2008	30,000	$4.30	5 years	$12,300

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2008 (US$4.71) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$491,000 for the nine months ended June 30, 2008 in respect of share options granted in 2008, which was allocated to general and administrative expenses and research and development costs respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%

Expected dividends	Nil

Expected life	5 years

Risk-free interest rate	3.59%

As of June 30, 2008, there were unrecognized compensation costs of US$803,000 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.2 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

9	Share-based Compensation (continued)

On May 29, 2008, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase the Company’s common stock to Mr. Xiangqian Li of 1,080,000 shares and to five employees of 170,000 shares with an exercise price of US$4.18 per share. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from September 30, 2008 to May 28, 2013 according to each of the proposed option agreements respectively. Issuance of the option to the grantees is subject to shareholder approval of the amendment of the Plan to increase the number of shares available for issuance thereunder. As of June 30, 2008, the related option agreements were not yet signed. The shareholders approved such amendment on July 28, 2008, and the related options agreements were subsequently signed.

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

The Company recorded non-cash share-based compensation expenses of US$17,000 in respect of the restricted shares granted in June and July 2007 for the nine months ended June 30, 2008, which was recorded in general and administrative expenses.

As of June 30, 2008, there was no unrecognized stock-based compensation associated with these restricted shares granted to non-employee directors. The first, second, third and fourth 25% of the restricted shares were already issued as fully paid ordinary shares to the three independent directors on August 23, 2007, October 25, 2007, January 14, 2008 and April 10, 2008 respectively.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the nine months ended June 30, 2008.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

9	Share-based Compensation (continued)

Employee Restricted Stock Awards

On September 22, 2006, the Compensation Committee approved the form of Termination and Release Agreement covering the cancellation of 1,400,000 shares of stock options granted to the optionees who are residents of the PRC. The Compensation Committee also consented to adopt the terms and provisions for Restricted Stock Grant Agreement covering the issuance of restricted shares, and committed to determine an appropriate number of shares of restricted stock that would be granted to these optionees under the Plan (the “Replacement Awards”) during the first quarter of fiscal year 2007. In addition, the Compensation Committee also approved delivery of the restricted shares to the employees. On September 28, 2006, options to purchase a total of 1,400,000 shares of common stock were cancelled pursuant to the Termination and Release Agreements signed on that day. The Replacement Awards were treated as liability-classified awards as of September 30, 2006.

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

Upon the grant of restricted stock, the Company has reclassified share-based payment liabilities of US$3,679,934 to shareholders’ equity. The restricted stock grant is treated as equity-classified awards and the unrecognized compensation costs will be recognized over the vesting period. The Company recognized share-based compensation expense of US$561,000 for the nine months ended June 30, 2008 in respect of the equity-classified award. These share-based compensation costs were allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development costs respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

9	Share-based Compensation (continued)

A summary of the restricted stock grant activity for the nine months ended June 30, 2008 is presented below:

		Weighted average
	Number of	exercise price
	shares	per share

Non-vested as of October 1, 2007	530,560	$6.25
Vested	265,280	6.25
Forfeited	—	—
Non-vested as of June 30, 2008	265,280	$6.25

As such share-based compensation is not deductible for income tax purpose in the PRC, no income tax benefits were recognized in this respect for the nine months ended June 30, 2008.

As of June 30, 2008, there were no unrecognized compensation costs related to the restricted stock granted.

10	Net Income / (Loss) per Share

The calculation of basic net loss per share is based on the net loss for the nine months ended June 30, 2008 attributable to equity shareholders of US$9,412,453 (Net income for the nine months ended June 30, 2007: US$1,332,756) and the weighted average number of ordinary shares (excluding the treasury shares) of 51,610,457 outstanding during the nine months ended June 30, 2008 (nine months ended June 30, 2007: 48,889,564 shares).

The effects of stock option, restricted stock and warrants outstanding during the nine months ended and as of June 30, 2008 were all anti-dilutive. As such, basic and diluted net loss per share for the nine months ended June 30, 2008 are the same.

The calculation of diluted net income per share for the nine months ended June 30, 2007 is based on the net income attributable to equity shareholders for the period of US$1,332,756 and the weighted average number of ordinary shares of 49,282,763 in issue during the nine months ended June 30, 2007 after adjusting for the potential dilution of 393,199 ordinary shares. Restricted stock granted to employees and to non-employee directors are included in the computation of diluted net income per share for the nine months ended June 30, 2007. The share warrants granted to external financial advisors and stock options granted to employees are excluded from the computation of diluted net income per share as the warrant and stock options were both anti-dilutive.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

11	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2007 and June 30, 2008, the Company had the following capital commitments:

	September 30,	June 30,
	2007	2008

For construction of buildings	$—	$14,427,053
For purchases of equipment	12,312,763	3,625,085
	$12,312,763	$18,052,138

As of June 30, 2008, BAK Tianjin had plans to purchase equipment of US$3,223,120.

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

The Company has not yet obtained the land use rights certificate relating to the premises occupied by the Company, BAK Industrial Park. The Company obtained the approvals for project planning and construction from the government of Shenzhen on June 20, 2007.

According to notice from the government of Shenzhen on June 6, 2008, the Company obtained a government grant in the amount of US$7,794,232 to pay part of the land use rights, which was recorded as deferred income. As of June 30, 2008, the Company had fully paid the lease payment amount of US$16,061,223 required under the government’s lease arrangement for the acquisition of land use rights relating to BAK Industrial Park and the application for the land use rights certificate was in process.

Management believes that the Company will ultimately be granted a land use rights certificate, and that there should be no legal barriers for the Company to obtain a property ownership certificate for the premises presently occupied by the Company in BAK Industrial Park. However, in the event that the Shenzhen government determines that even with our land use rights certificate, the buildings constructed at BAK Industrial Park were still constructed without the proper authority and need to be vacated as illegitimate constructions, and the Company might be subject to penalties and fines. However, management believes that this possibility, while present, is remote.

The Company is not able to insure its manufacturing facilities until it receives its land use rights certificate. Upon receipt of the land use rights certificate, the Company intends to procure such insurance.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

11	Commitments and Contingencies (continued)

(iii)	Guarantees

In order to secure the supplies of certain raw materials and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30,	June 30,
	2007	2008

Guaranteed to Hunan Reshine New Material Ltd. - a non-related party	$5,325,664	$5,831,669
Guaranteed to Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	—	2,915,835
Guaranteed to Shenzhen B&G Technology Development Co. Ltd. - a non-related party	—	3,644,793
Guaranteed to Nanjing Special Metal Equipment Co. Ltd. - a non-related party	1,331,416	1,457,917
	$6,657,080	$13,850,214

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations in respect to the above guarantees were recognized as of June 30, 2008.

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

The Company's outstanding discounted bills as of September 30, 2007 and June 30, 2008 are summarized as follows:

	September 30,	June 30,
	2007	2008

Bank acceptance bills	$17,851,850	$25,288,012

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

11	Commitments and Contingencies (continued)

(v)	Litigation and claims

On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against the Company. The Company had an agreement with A123 Systems, Inc. (“A123Systems”), which, as amended on August 18, 2005, terminated in accordance with its terms on August 30, 2007. Under the terms of these agreements, the Company had agreed to manufacture products for A123Systems according to the specifications furnished by, and using the finished electrodes and other materials consigned by A123Systems to the Company. The plaintiffs alleged that, by manufacturing rechargeable lithium cells for A123Systems for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker Corporation, the Company had infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs seek injunctive relief and damages in an unspecified amount. If the court issues an adverse decision, the Company may be required to pay the plaintiffs substantial monetary damages, and the Company may be prohibited from future production of rechargeable lithium cells manufactured for A123Systems or be required to pay royalties to engage in any such production. The court has not yet issued a decision on this matter and the Company is unable to quantify the extent of any possible award of damages that might become payable by the Company.

12	Significant Concentrations

(a)	Customers and Credit Concentrations

The Company had one customer that comprised 10% or more of net revenue for the nine months ended June 30, 2007 as follows:

	Amount	%
A123Systems, Inc.	$17,427,337	18

No customer individually comprised 10% or more of net revenue for the nine months ended June 30, 2008.

On August 30, 2007, the Company’s agreement with A123Systems terminated in accordance with its terms. The Company believes the termination of this business relationship has no material impact on the Company’s results of operations and financial condition. As of September 30, 2007, approximately 3% of gross trade accounts receivables were due from A123Systems. The Company did not have balance of gross trade accounts receivables due from this customer as of June 30, 2008.

(b)	Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2007 and June 30, 2008, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2007 and 2008 (continued)

 (Unaudited)

13	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactures six types of Li-ion rechargeable batteries: steel-case cell, aluminium-case cell, battery pack, cylindrical cell, polymer cell and high-power lithium-phosphate cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the nine months ended June 30, 2007 and 2008 were as follows:

Net revenues by product:

	Nine months ended June 30,
	2007		2008
		%		%

Steel-case cell	$27,882,363	27.31	$25,658,603	14.87
Aluminium-case cell	43,786,621	42.89	94,115,411	54.53
High-power lithium-
phosphate cell	17,411,172	17.06	—	—
Battery pack	8,201,389	8.03	20,104,778	11.64
Cylindrical cell	2,257,865	2.21	22,907,137	13.27
Polymer cell	2,548,885	2.50	9,823,555	5.69
	$102,088,295	100.00	$172,609,484	100.00

Net revenues by geographic area:

	Nine months ended June 30,
	2007		2008
		%		%

PRC Mainland	$71,246,211	69.79	$132,486,039	76.75
United States of America	17,760,368	17.40	67,291	0.04
Hong Kong, China	4,516,920	4.42	10,611,065	6.15
India	—	—	4,158,713	2.41
Others	8,564,796	8.39	25,286,376	14.65
	$102,088,295	100.00	$172,609,484	100.00

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

Overview

During the third quarter of fiscal year 2008, we achieved record net revenues of $68.5 million, over 30% greater than our net revenues of $51.3 million in the second quarter of fiscal year 2008 and over 130% greater than our net revenues of $29.5 million in the third quarter of fiscal year 2007. The substantial increase in net revenues over the net revenue generated in the same period of last year was primarily due to the significant increase in revenues from aluminum case cells, cylindrical cells, steel case cells and battery packs, for increases of approximately $19.1 million, $12.7 million, $4.8 million and $4.0 million, or 129.4%, 1297.9%, 90.5% and 90.2%, respectively. Our strong cylindrical sales were largely a result of increased sales to the laptop computer market. We also continued to make progress in expanding our manufacturing capability into first-tier OEM capabilities, and in working through the qualification processes of targeted first-tier OEMs. Our achievements during the third quarter of fiscal year 2008 include the following:

—
We achieved our highest quarterly net revenues for fiscal year 2008 of $68.5 million during a historically slow quarter, and over 30% greater than our net revenues last quarter, due to continuing growth in sales of prismatic cells and cylindrical cells;

—
We reported a smaller loss and higher gross margin as compared to last quarter due to a higher selling price and continued cost-cutting efforts, which minimized the impact of the higher cost of raw materials;

—
We increased revenue from cylindrical cells, used in laptop computers, to $13.6 million, more than twice last quarter’s revenues, and began shipping cylindrical cells to a well-known Taiwan-based notebook maker, ASUS Tek Computer Inc., in May 2008; revenue from cylindrical cells now accounts for 20% of our total revenues;

—	We received final approval from the Shenzhen Municipal Government regarding the land use rights of BAK Industrial Park;

—
BAK International (Tianjin) Limited obtained a 4-year long-term loan of RMB 160 million from the Agricultural Bank of China to fund the operation of our Tianjin facilities; our Tianjin facilities are expected to commerce operation around October 2008;

—
For our prismatic cells and polymer cells, we continue to attract major customers such as Foxconn Technology Group, the world’s largest multi-national manufacturing services provider, and Sandisk, the world's largest supplier of innovative flash memory data storage products; and

—
We held our 2008 annual meeting of shareholders on July 25, 2008, at which our board was elected, our independent auditor was confirmed and additional shares were authorized to be made available under our equity compensation plan.

In addition to maintaining strong net revenues, we raised our selling price and continued to cut costs. This resulted in an increase of $3.3 million in our gross profit, from $5.1 million in the third quarter of fiscal year 2007 to $8.4 million in the third quarter of fiscal year 2008, and a net loss for the quarter ended June 30, 2008, of $2.3 million, as compared to a net loss of $2.7 million for the same period in fiscal year 2007, due to a higher selling price and cost-cutting efforts, which minimized the impact of the higher cost of raw materials.

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

To help us finance and expand our operations, we have access to $235.1 million in short-term credit facilities and $67.1 million in long-term credit facilities. As of June 30, 2008, the principal outstanding amounts under our credit facilities included short-term bank loans of $111.5 million, long-term bank loans of $8.7 million maturing within one year and long-term bank loans of $55.4 million maturing in over one year, and bills payable of $11.6 million, leaving $118.9 million of short-term funds and $2.9 million of long-term funds available for additional cash needs. In addition, on July 10, 2008, our $60 million shelf registration statement was declared effective by the SEC, giving us the potential to raise up to an aggregate of $60 million in gross proceeds from equity financings.

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

We conduct all of our operations in China, in close proximity to China’s electronics manufacturing base and its rapidly growing market, and have distribution offices in Taiwan, India and Germany where our sales representatives market and sell our products and also provide after-sale service. Historically, we have primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and the OEM market. Our products are packed into batteries by third-party battery pack manufacturers in accordance with the specifications of manufacturers of portable electronic applications. At the request of our customers that order prismatic battery packs, we also engage pack battery manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers both for the replacement and OEM markets.

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

The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Prismatic cells
Steel-case cells	$10,023	$5,261	$25,658	$27,882
Aluminum-case cells	33,775	14,721	94,115	43,786
Battery packs	8,533	4,488	20,105	8,203
Cylindrical cells	13,629	975	22,907	2,258
High-power lithium-phosphate cells	—	3,137	—	17,411
Lithium polymer cells	2,526	895	9,824	2,548

Total	$68,486	$29,477	$172,609	$102,088

Our net revenues increased during the three months ended June 30, 2008, partly because we increased our production capacity to meet an increase in demand for our new products.

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

The average unit costs of our products was higher in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, mainly because the purchase cost of lithium cobalt dioxide increased. Lithium cobalt dioxide is the main material in our products, rechargeable lithium batteries. In addition, during the quarter ended June 30, 2008, there was a trend of increasing costs relating to overhead, other raw materials, transportation, labor and other business costs. As a result, our gross profit, as a percentage of net revenues, decreased from 17.2% for the three months ended June 30, 2007 to 12.3% for the three months ended June 30, 2008, and we recognized a net loss of $2.3 million in the three months ended June 30, 2008, as compared to a net loss of $2.7 million in the same period last year. We believe that the average price of lithium cobalt dioxide in the three months ended June 30, 2008, which was approximately 60% higher than the average price of lithium cobalt dioxide in the same quarter last year, will fluctuate and may continue to increase in the short run. To the extent that we are not able to fully reflect these increased costs in our prices or use alternative less costly materials, our gross profit, as a percentage of net revenues, may decrease.

Research and Development Costs. Research and development costs primarily comprise remuneration for R&D staff, including share-based compensation, depreciation and maintenance expenses relating to R&D equipment and R&D material costs.

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

Government Grant Income / Other Income / (Other Expenses). Government grant income for the three months ended June 30, 2008, mainly consisted of grant funds from the Shenzhen Government to subsidize the payment of land use rights of BAK Industrial Park.

Finance Costs, Net. Finance costs consist primarily of interest income, interest on bank loans net of capitalized interest and bank charges.

Income Taxes. Under applicable income tax laws and regulations, an enterprise located in Shenzhen, including the district where our operations are located, is subject to a 25% enterprise income tax. Further, according to PRC laws and regulations, foreign invested manufacturing enterprises, starting from their first profitable year, are entitled to a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. Two of our PRC subsidiaries, Shenzhen BAK and BAK Electronics are each entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate for the three years following its second profitable year. As such, for the first two calendar years ended December 31, 2003, Shenzhen BAK was exempted from any enterprise income tax. Between January 1, 2004 and December 31, 2006, Shenzhen BAK was subject to an enterprise income tax rate of 7.5%. In addition, due to the additional capital invested in Shenzhen BAK in both 2005 and 2006, Shenzhen BAK was granted a preferential income tax rate of 3.309% and 3.82% in calendar years 2005 and 2006. BAK Electronics, established in August 2005, is eligible for the same preferential tax treatment previously applicable to Shenzhen BAK and was in the tax holiday and fully exempt from any enterprise income tax for the calendar years 2006 and 2007. Between January 1, 2008 and December 31, 2010, the tax rate of BAK Electronics is subject to further notice from the Shenzhen Tax Bureau. Beginning January 1, 2011, BAK Electronics will be subject to the full corporate income tax rate which, in accordance with the PRC’s new corporate income tax law discussed below, will be 25%. BAK Tianjin is currently exempt from any enterprise income tax due to cumulative tax losses. Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $181,000 pursuant to the tax holiday for the nine months ended June 30, 2008, or $0.004 per basic share.

In addition, Shenzhen BAK was granted an income tax rate of 7.5% in calendar year 2007. Its income tax rate for the calendar year 2008 was 18% with temporary notice from the Shenzhen Tax Bureau as of June 30, 2008.

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

Our effective tax rate was 17.5% for the nine months ended June 30, 2007 and our effective tax benefit rate was 0.5% for the nine months ended June 30, 2008.

Results of Operations

Results of operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Revenues	$68,486	$29,477	$39,009	132.3%
Cost of revenues	60,082	24,415	35,667	146.1

Gross profit	8,404	5,062	3,342	66.0
Operating expenses:
Research and development costs	1,855	1,118	737	65.9
Sales and marketing expenses	1,484	1,165	319	27.4
General and administrative expenses	5,101	4,189	912	21.8

Total operating expenses	8,440	6,472	1,968	30.4

Operating loss	(36)	(1,410)	1,374	97.4
Finance costs, net	2,736	1,070	1,666	155.7
Government grant income	(339)	—	339	N/A
Other expenses / (income)	(114)	90	(204)	(226.7)
Income taxes / (benefit)	(31)	120	(151)	(125.8)

Net loss	$(2,288)	$(2,690)	$402	14.9%

Net Revenues.  Net revenues increased to $68.5 million for the three months ended June 30, 2008 as compared to $29.5 million for the same period of the prior year, an increase of $39.0 million or 132.3%.

●
Net revenues from sales of steel-case cells increased to $10.0 million in the three months ended June 30, 2008, from $5.3 million in the same period in fiscal 2007, an increase of $4.8 million or 90.5%, and was primarily attributable to a 27.5% increase in sales volume and a 49.4% increase in the average selling price, driven by higher demand.

●
Net revenues from sales of aluminum-case cells increased to $33.8 million in the three months ended June 30, 2008, from $14.7 million in the same period in fiscal 2007, an increase of $19.1 million or 129.4%, due to a 107.0% increase in sales volume, driven by increased sales to the OEM market in the PRC.

●
Net revenues from sales of battery packs increased to $8.5 million in the three months ended June 30, 2008, from $4.5 million in the same period in fiscal 2007, an increase of $4.0 million or 90.1%, due to a 56.0% increase in sales volume and a 21.9% increase in our average selling price, driven by increased sales to the OEM market in the PRC.

●
Net revenues from sales of cylindrical cells increased to $13.6 million in the three months ended June 30, 2008, from $1 million in the same period in fiscal year 2007, an increase of $12.6 million, due to a 780.3% increase in sales volume and a 58.8.1% increase in our average selling price, driven by increased sales to laptop manufacturers.

●
We also sold $2.5 million of lithium polymer cells in the three months ended June 30, 2008, compared to $0.9 million of lithium polymer cells in the same period in 2007, due to our ability to meet additional demand by increasing production.

●
We had no sales of high-power lithium-ion cells in the three months ended June 30, 2008, compared to $3.1 million in the same period in 2007, primarily due to the termination of our manufacturing agreement with A123Systems in August 2007. We are actively seeking new markets for our high-power lithium-ion cells, such as the markets for miner’s lamps, electric bicycles, and hybrid electric vehicles.

Cost of Revenues.  Cost of revenues increased to $60.1 million for the three months ended June 30, 2008, as compared to $24.4 million for the same period in fiscal 2007, an increase of $35.7 million or 146.1%. The increase in cost of revenues was mainly attributable to a significant increase in the cost of lithium cobalt dioxide, the main raw material in our products.

As a result, gross profit for the three months ended June 30, 2008 was $8.4 million or 12.3% of net revenues as compared to gross profit of $5.1 million or 17.2% of net revenues for the same period in fiscal 2007. The decrease in gross profit as a percentage of net revenues was primarily due to a significant increase in the cost of lithium cobalt dioxide, the main raw material in our products.

Research and Development Costs.  Research and development costs increased to $1.9 million for the three months ended June 30, 2008, as compared to $1.1 million for the same period in fiscal 2007. Salaries related to research and development (“R&D”) staff increased to $657,000 from $389,000 for the same period of the prior year, an increase of $268,000, primarily due to our hiring of additional R&D professionals. Share-based compensation included in R&D costs increased by $102,000 due to new stock options granted to the employees in our R&D department on June 25, 2007 and January 28, 2008. Depreciation charges increased by $54,000 mainly related to certain R&D equipment held by BAK Canada.

Sales and Marketing Expenses.  Sales and marketing expenses increased to $1.5 million for the three months ended June 30, 2008, as compared to $1.2 million for the same period in fiscal 2007, an increase of $319,000 or 27.4%, primarily due to a $290,000 increase in salaries and a $64,000 increase in packing expenses due to increased sales. Share-based compensation included in sales and marketing expenses decreased by $73,000. As a percentage of net revenues, sales and marketing expenses decreased to 2.2% for the three months ended June 30, 2008, from 4.0% for the same period in fiscal year 2007.

General and Administrative Expenses.  General and administrative expenses increased to $5.1 million, or 7.4% of revenues, for the three months ended June 30, 2008, as compared to $4.2 million, or 14.2% of revenues, for the same period in fiscal 2007, an increase of $912,000 or 21.8%. Share-based compensation included in general and marketing expenses increased by $61,000 due to new stock options granted to the employees in our general administration department on June 25, 2007 and January 28, 2008. We also recognized an exchange loss of $785,000 for the three months ended June 30, 2008, compared with $162,000 for the same period in fiscal year 2007. Salaries increased by $210,000 in the aggregate due to an increase in average salaries paid.

We are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form SB-2 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in September 2005. On August 15, 2006, the SEC declared effective a post-effective amendment that we had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. In addition, on December 19, 2006, we filed our Form 10-K for our fiscal year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, our previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to the above two events totaling approximately $1 million from us. We recognized approximately $760,000 in liquidated damages relating to our third fiscal quarter of 2007. Please see Part II, Item 1. “Legal Proceedings — Liquidated Damages Pursuant to September 2005 Registration Rights Agreement” for a further description of these liquidated damages and related accounting treatment.

In addition, we are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in relation to a private placement that we closed in November 2007. The SEC did not declare this registration statement effective by a certain date, and under the November 2007 registration rights agreement, the included selling shareholders became eligible for liquidated damages of approximately $561,000 as of June 30, 2008. Please see Part II, Item 1. “Legal Proceedings — Liquidated Damages Pursuant to November 2007 Registration Rights Agreement” for a further description of these liquidated damages. In our previous quarter, we recognized in general and administrative expenses an amount of $293,475 for the liquidated damages for the three months ended March 31, 2008. We therefore recognized in general and administrative expenses an amount of $267,699 for the liquidated damages for the three months ended June 30, 2008, as compared to approximately $197,000 for the same period in 2007.

As described under Part II, Item 1. “Legal Proceedings — Make Good Settlements” we have entered into settlement agreements pursuant to which we have issued shares to certain shareholders that purchased shares in a January 20, 2005 private placement transaction in settlement of claims related to the private placement, including claims for liquidated damages. Pursuant to the settlement agreements, the claims of each shareholder are released as of the applicable “release date” which occurred on June 26, 2008, the date the resale registration statement we filed relating to resales by the settling shareholders of the shares issued pursuant to the settlement agreement was declared effective by the SEC. We expect such settlements may result in gains in one or more future periods in accordance with their waivers of claims to liquidated damages.

Operating Loss.  As a result of the above, operating loss totaled $36,000 for the three months ended June 30, 2008, as compared to operating loss of $1.4 million for the same period of the prior year, a decrease of $1.4 million or 97.4%.

Finance Costs, Net.  Finance costs, net, increased to $2.7 million for the three months ended June 30, 2008, as compared to $1.1 million for the same period of the prior fiscal year, an increase of $1.7 million or 155.7%. We have $111.5 million in short-term bank loans maturing in less than one year, $8.7 million in long-term bank loans maturing within one year, and $55.4 million in other long-term bank loans maturing in more than one year, outstanding as of June 30, 2008, as compared to $67.6 million in short-term bank loans maturing in less than one year and $26.3 million in long-term bank loans maturing in more than one year, outstanding as of June 30, 2007. The increase in net finance costs is also attributable to the increase in average bank loan interest rates on both our short-term and long-term bank loans and the increase in outstanding principal for both our short-term and long-term bank loans.

Government Grant Income / Other Income / (Other Expenses). We had government grant income of $339,000 and other income of $114,000 for the three-month period ended June 30, 2008, as compared to no government grant income and other expenses of $90,000 for the three-month period ended June 30, 2007. Government grant income for the three months ended June 30, 2008 mainly represented the receipt of grant funds from the Shenzhen Government to subsidize payment of land use rights for BAK Industrial Park.

Income tax expenses / (benefits).  Income tax benefits were $31,000 for the three months ended June 30, 2008, as compared to income tax expenses of $120,000 for the same period of 2007. The decrease is attributable to a deferred tax provision for the three months ended June 30, 2008.

Net Loss.  As a result of the foregoing, we had a net loss of $2.3 million for the three months ended June 30, 2008 compared to a net loss of $2.7 million for the same period of 2007.

Results of operations for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007

	Nine Months Ended June 30,
	2008	2007	$ Change	% Change
	(In thousands, except percentages)

Statement of Operations data
Revenues	$172,609	$102,088	$70,521	69.1%
Cost of revenues	153,184	82,682	70,502	85.3

Gross profit	19,425	19,406	19	0.1
Operating expenses:
Research and development costs	4,564	2,684	1,880	70.0
Sales and marketing expenses	4,235	3,272	963	29.4
General and administrative expenses	14,162	9,301	4,861	52.3

Total operating expenses	22,961	15,257	7,704	50.5

Operating income / (loss)	(3,536)	4,149	(7,685)	(185.2)
Finance costs, net	7,377	3,134	4,243	135.4
Government grant income	(1,377)	(762)	(615)	(80.7)
Other (income)/expense	(74)	161	(235)	(146.0)
Income taxes / (benefit)	(50)	283	(333)	(117.7)

Net income / (loss)	$(9,412)	$1,333	$(10,746)	(806.2)%

Net Revenues.  Net revenues increased to $172.6 million for the nine months ended June 30, 2008, as compared to $102.1 million for same period of the prior fiscal year, an increase of $70.5 million or 69.1%.

●
Net revenues from the sales of steel-case cells decreased to $25.7 million in the nine months ended June 30, 2008, from $27.9 million in the same period in fiscal 2007, a decrease of $2.2 million or 8.0%, due to our strategic reduction of steel-case cell production in order to increase our aluminum-case cell production capacity, to facilitate our transition from the secondary market to the OEM market, and to capitalize on the greater benefits and lower costs of aluminum-case cells. During the six months ended June 30, 2008, the price and profit margin of steel-case cells were lower than those of aluminum-case cells, and market demand for aluminum-case cells was stronger than that for steel-case cells. As a result, we expect to continue to increase our production of aluminum-case cells and decrease our production of steel-case cells. We expect that this shift will positively impact our revenue.

●
Net revenues from the sales of aluminum-case cells increased to $94.1 million in the nine months ended June 30, 2008, from $43.8 million in the same period in fiscal 2007, an increase of $50.3 million or 114.9%, due to a 90.4% increase in sales volume, driven by increased sales to the OEM market in the PRC, and a 12.9% increase in average selling price, attributable to the different type of the aluminum-case cells sold.

●
Net revenues from sales of battery packs increased to $20.1 million in the nine months ended June 30, 2008, from $8.20 million in the same period in fiscal 2007, an increase of $11.9 million or 145.1%, due to a 78.8% increase in sales volume and a 37.1% increase in average selling price, driven by increased sales to the OEM market in the PRC.

●
Net revenues from sales of cylindrical cells increased to $22.9 million in the nine months ended June 30, 2008, from $2.3 million in the same period in fiscal year 2007, an increase of $20.6 million or 914.5%, due to a 595.9% increase in sales volume and a 45.8% increase in average selling price, driven by increased exports.

●
We also sold $9.8 million of lithium polymer cells in the nine months ended June 30, 2008, compared to $2.5 million of lithium polymer cells in the same period in 2007, due to our ability to meet additional demand by increasing production.

●
We had no sales of high-power lithium-ion cells in the nine months ended June 30, 2008, compared to $17.4 million in the same period in 2007, primarily due to the termination of our manufacturing agreement with A123Systems in August 2007. We are actively seeking new markets; such as the markets for miner’s lamps, electric bicycles, and hybrid electric vehicles; for our high-power lithium-ion cells.

Cost of Revenues.  Cost of revenues increased to $153.2 million for the nine months ended June 30, 2008, as compared to $82.7 million for the same period in fiscal 2007, an increase of $70.5 million or 85.3%. The increase in cost of revenues was mainly due to a significant increase in the cost of lithium cobalt dioxide, the main raw material in our products.

As a result, gross profit for the nine months ended June 30, 2008, was $19.4 million or 11.3% of net revenues as compared to gross profit of $19.4 million or 19.0% of net revenues for the same period in fiscal 2007. The decrease in gross profit as a percentage of net revenues was primarily due to the significant increase in the cost of lithium cobalt dioxide.

Research and Development Costs.  Research and development costs increased to $4.6 million for the nine months ended June 30, 2008, as compared to $2.7 million for the same period in fiscal 2007. Salaries related to R&D staff increased to $1.6 million from $914,000 for the same period of the prior year, an increase of $640,000, primarily due to our hiring of additional R&D professionals. Share-based compensation included in R&D costs increased by $319,000 due to new stock options granted to the employees in our R&D department on June 25, 2007 and January 28, 2008. The cost of depreciation, mainly concerning R&D equipment at BAK Canada and BAK Tianjin, increased by $207,000, and the cost of research materials increased by $335,000.

Sales and Marketing Expenses.  Sales and marketing expenses increased to $4.2 million for the nine months ended June 30, 2008, as compared to $3.3 million for the same period in fiscal year 2007, an increase of $963,000 or 29.4%, primarily due to a $493,000 increase in salaries and a $268,000 increase in packing expenses due to increased sales. Share-based compensation included in sales and marketing expenses decreased by $16,000. As a percentage of net revenues, sales and marketing expenses decreased to 2.4% for the nine months ended June 30, 2008, from 3.2 % for the same period in fiscal year 2007.

General and Administrative Expenses.  General and administrative expenses increased to $14.2 million, or 8.2% of revenues, for the nine months ended June 30, 2008, as compared to $9.3 million, or 9.1% of revenues, for the same period in fiscal year 2007, an increase of $4.9 million or 52.3%. Share-based compensation included in general and marketing expenses increased by $463,000 due to new stock options granted to the employees in our general administration department on June 25, 2007 and January 28, 2008. We also recognized an exchange loss of $1.5 million for the nine months ended June 30, 2008, compared with $368,000 for the same period in fiscal year 2007. Salaries increased by $388,000 in the aggregate due to an increase in average salaries paid.

We are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form SB-2 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in September 2005. On August 15, 2006, the SEC declared effective a post-effective amendment that we had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. In addition, on December 19, 2006, we filed our 2006 Form 10-K. After the filing of the 2006 Form 10-K, our previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to the above two events totaling approximately $1.0 million from us. We recognized approximately $760,000 in liquidated damages relating to our third fiscal quarter of 2007. Please see Part II, Item 1. “Legal Proceedings — Liquidated Damages Pursuant to September 2005 Registration Rights Agreement” for a further description of these liquidated damages and related accounting treatment.

In addition, we are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in relation to a private placement that we closed in November 2007. The SEC did not declare this registration statement effective by a certain date, and under the November 2007 registration rights agreement, the included selling shareholders became eligible for liquidated damages of $561,000 as of June 30, 2008. Please see Part II, Item 1. “Legal Proceedings — Liquidated Damages Pursuant to November 2007 Registration Rights Agreement” for a further description of the liquidated damages. We therefore recognized in general and administrative expenses an amount of $561,474 for the liquidated damages for the nine months ended June 30, 2008, as compared to approximately $760,000 for the same period in 2007.

As described under Part II, Item 1. “Legal Proceedings — Make Good Settlements” we have entered into settlement agreements pursuant to which we have issued shares to certain shareholders that purchased shares in a January 20, 2005 private placement transaction in settlement of claims related to the private placement, including claims for liquidated damages. Pursuant to the settlement agreements, the claims of each shareholder are released as of the applicable “release date” which occurred on June 26, 2008, the date the resale registration statement we filed relating to resale by the settling shareholders of the shares issued pursuant to the settlement agreement was declared effective by the SEC. We expect such settlements may result in gains in one or more future periods in accordance with their waivers of claims to liquidated damages.

Operating Income / (Loss). As a result of the above, operating loss totaled $3.5 million for the nine months ended June 30, 2008, as compared to operating income of $4.1 million for the same period of the prior fiscal year, a decrease of $7.7 million or 185.2%. As a percentage of net revenues, operating loss was 2.0% for the nine months ended June 30, 2008, as compared to 4.1% for the same period of the prior fiscal year.

Finance Costs, Net.  Finance costs, net, increased to $7.4 million for the nine months ended June 30, 2008, as compared to $3.1 million for the same period of the prior fiscal year, an increase of $4.2 million or 135.4%. We have $111.5 million in short-term bank loans maturing in less than one year, $8.7 million in long-term bank loans maturing within one year, and $55.4 million in other long-term bank loans maturing in more than one year, outstanding as of June 30, 2008, as compared to $67.6 million in short-term bank loans maturing in less than one year and $26.3 million in long-term bank loans maturing in more than one year, outstanding as of June 30, 2007. The increase in net finance costs is also attributable to the increase in average bank loan interest rates on both our short-term and long-term bank loans and the increase in outstanding principal for both our short-term and long-term bank loans.

Government Grant Income.  Government grant income was $1.4 million for the nine months ended June 30, 2008, as compared to government grant income of $762,000 for the same period of fiscal year 2007. Government grant income for the nine months ended June 30, 2008 mainly consisted of government grant funds to subsidize the interest expenses incurred by the Company in prior years for R&D activities, to refund the value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high-technology enterprise and the receipt of grant funds from the Shenzhen Government to subsidize the payment of land use rights for BAK Industrial Park. No present or future obligation will arise from the receipt of such income.

Income tax expenses / (benefits).  Income tax benefits were $50,000 for the nine months ended June 30, 2008, as compared to income tax expenses of $283,000 for the same period of fiscal 2007. The decrease is attributable to a deferred tax provision for the nine months ended June 30, 2008.

Net Income / (Loss).  As a result of the foregoing, we had a net loss of $9.4 million for the nine months ended June 30, 2008, compared to a net income of $1.3 million for the same period of 2007.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans and bills payable under bank credit agreements, long term bank loans, sale of bills receivable and issuance of capital stock. As of June 30, 2008, we had cash and cash equivalents of $30.2 million, as compared to $14.2 million as of September 30, 2007. In addition, we had pledged deposits amounting to $6.3 million and $4.6 million at June 30, 2008 and September 30, 2007, respectively. Typically, banks will require borrowers to maintain deposits ranging from approximately 20% to 100% of the outstanding loan balances and bills payable. The individual short term bank loans have maturities ranging from two to nine months which coincides with the periods the cash remains pledged to the banks.

We have access to $235.1 million in short-term credit facilities and $67.1 million in long-term credit facilities. As of June 30, 2008, the principal outstanding amounts under our credit facilities included short-term bank loans of $111.5 million, long-term bank loans of $8.7 million maturing within one year and long-term bank loans of $55.4 million maturing in over one year, and bills payable of $11.6 million, leaving $118.9 million of short-term funds and $2.9 million of long-term funds available for additional cash needs. In addition, on July 10, 2008, our $60 million shelf registration statement was declared effective by the SEC, giving us the potential to raise up to an aggregate of $60 million in gross proceeds from equity financings.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended June 30,
	2008	2007
	(in thousands)
Net cash (used in) / provided by operating activities	(9,157)	7,670
Net cash used in investing activities	(34,358)	(53,006)
Net cash provided by financing activities	55,911	32,657
Effect of exchange rate changes on cash and cash equivalents	3,651	524
Net increase / (decrease) in cash and cash equivalent	16,047	(12,155)
Cash and cash equivalents at the beginning of period	14,197	21,100
Cash and cash equivalents at the end of period	30,244	8,945

Operating Activities

Net cash used in operating activities was $9.2 million in the nine months ended June 30, 2008, compared to net cash provided by operating activities of $7.7 million in the same period in fiscal 2007. The increase of $16.8 million used in operating activities was mainly attributable to an increase in accounts receivables due to increased sales and an increase in prepayments to our lithium cobalt dioxide suppliers. We purchased more lithium cobalt dioxide, the main raw material in our products, in anticipation of the higher future cost of lithium cobalt dioxide.

Investing Activities

Net cash used in investing activities decreased from $53.0 million in the nine months ended June 30, 2007, to $34.4 million in the same period in fiscal 2008. The net cash used in investing activities during the period ended June 30, 2008, was mainly used for purchasing equipment for a new automated cylindrical cell production line and a new automated prismatic cell production line and paying for the land use rights of BAK Industrial Park.

Financing Activities

Net cash provided by financing activities was $55.9 million in the nine months ended June 30, 2008, compared to $32.7 million in the same period in 2007. This was mainly attributable to (i) net proceeds of $12.8 million from a private placement of our common stock completed in November 2007, (ii) a $1.2 million increase in net proceeds from our issuance of capital stock in the nine months ended June 30, 2008, (iii) a $11.0 million increase in cash deposits at banks as collateral in the nine months ended June 30, 2008 and (iv) additional borrowings, net of repayments, of $20.2 million.

As of June 30, 2008, the principal outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed

	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$87,475	$25,514
Shenzhen Development Bank	21,869	21,869
Shenzhen Ping An Bank	29,158	14,579
China CITIC Bank	21,869	14,579
Bank of China	65,606	32,387
Industrial Bank	9,112	7,290

Subtotal—short-term credit facilities	$235,089	$116,218

Long-term credit facilities:
Agricultural Bank of China	52,485	49,569
China Development Bank	14,579	14,579

Subtotal—long-term credit facilities	67,064	64,148

Lines of Credit:
Agricultural Bank of China	—	2,210
Bank of China	—	4,655

Subtotal—lines of credit	—	6,865

Total Principal Outstanding	$302,153	$187,231

There are no restrictions for our above unused credit facilities.

The above principal outstanding amounts under credit facilities included short-term bank loans of $111.5 million, bills payable of $11.6 million and long-term bank loans of $64.1 million.

For the purpose of presentation, the movement in bills payable balances is included in operating activities in the statements of cash flows due to their nature.

We refinanced our short-term bank loans during the three months ended June 30, 2008 at annual interest rates of 6.57% to 7.317%, payable monthly, and for terms of six to twelve months. These debt arrangements are generally guaranteed by Mr. Xiangqian Li, our chairman, president, and chief executive officer. Pursuant to the refinancing, we pledged $21.9 million of inventory and $37.9 million of equipment and machinery as security for our comprehensive credit facility with Agricultural Bank of China and Shenzhen Development Bank as of June 30, 2008. We also committed to pledge the property ownership and land use rights certificate in relation to the land on which our corporate campus had been constructed for short-term bank loans amounting to $25.5 million borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. The aggregate net book value of the buildings and land use right in relation to the property ownership and land use rights certificate as of June 30, 2008 was $89.2 million.

During the three months ended June 30, 2008, we entered into two new short-term bank loan agreements totaling $40.1 million. The two new short-term bank loan agreements provide for monthly interest payments at annual interest rates from 6.57% to 7.317%, with principal repayments at maturities during the second half of calendar year 2009. These loan agreements are guaranteed by Mr. Xiangqian Li.

On May 26, 2008, BAK International (Tianjin) Limited entered into a four-year, long-term Loan Agreement of RMB 160 million ($23.3 million) with Tianjin Branch, Agricultural Bank of China. This Loan Agreement is guaranteed by Mr. Xiangqian Li and secured by the property ownership and land use rights certificate in relation to the land on which our corporate campus had been constructed and the future machinery and equipment to be purchased and used in the campus in Tianjin. As of June 30, 2008, we had borrowed $23.3 million under this Loan Agreement, payable in four installments: (i) RMB 30 million ($4.4 million) on December 26, 2009; (ii) RMB 30 million ($4.4 million) on December 26, 2010; (iii) RMB 50 million ($7.3 million) on December 26, 2011; and (iv) RMB 50 million ($7.2 million) on May 26, 2012.

On November 23, 2006, Shenzhen BAK entered into a $28.5 million long-term loan agreement with Shenzhen Eastern Branch, Agricultural Bank of China, which became effective on December 18, 2006. The long-term loan may be drawn at any time within five years of the effective date of the loan agreement, and will mature in five years after it is drawn. The long-term loan when drawn will carry a floating interest rate of 90% of the People’s Bank of China benchmark rate. The long-term loan is secured by pledged machinery and equipment valued at $22.9 million as of June 30, 2008, and by the property ownership and land use rights certificate in relation to the land on which our corporate campus had been constructed and the future machinery and equipment to be purchased and used in the campus. Shenzhen BAK’s obligations under the loan agreement are guaranteed by Mr. Xiangqian Li. As of June 30, 2008, we had borrowed a total of $26.2 million under this loan agreement:(i) a loan of US$5,831,669, which currently carries interest at 5.832% per annum and is repayable on January 25, 2012, (ii) a loan of US$11,663,338, which currently carries interest at 6.237% per annum and is repayable in three installments of US$2,915,834 on January 25, 2010, US$7,289,586 on January 25, 2011, and US$1,457,918 on January 25, 2012 respectively, and (iii) aloan of US$8,747,503 which currently carries interest at 7.65% per annum and is repayable in two installments of US$4,373,751 on January 25, 2009 and US$4,373,752 on January 25, 2010.

On December 26, 2006, Shenzhen BAK entered into a four-year, long-term loan agreement of $14.3 million with China CITIC Bank. This long-term loan of $14.3 million is payable in three installments: (i) RMB 30 million ($4.3 million) on November 20, 2008; (ii) RMB 30 million ($4.3 million) on November 20, 2009; and (iii) RMB 40 million ($5.7 million) on December 26, 2010.

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

We had negative working capital of $2.5 million as of June 30, 2008, as compared to negative working capital of $7.0 million as of September 30, 2007. We had short-term bank loans maturing in less than one year of $111.5 million and long-term bank loans maturing within one year of $8.7 million as of June 30, 2008, for a total of $120.2 million of loans maturing within one year, as compared to a total of $89.9 million of such loans as of September 30, 2007, an increase of $30.3 million. We had long-term bank loans maturing in over one year of $55.4 million as of June 30, 2008, as compared to $29.3 million of such loans as of September 30, 2007, an increase of $26.1 million.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash and amounts available under existing credit facilities are insufficient to meet our requirements, we may seek to sell debt securities or borrow from lending institutions, or we may seek to sell shares of our capital stock. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders’ interest. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Capital Expenditures

We made capital expenditures of $34.4 million and $53.0 million in the nine months ended June 30, 2008 and 2007, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construction of new factories in Tianjin. The following table sets forth the breakdown of our capital expenditures by use for the periods indicated:

	Nine Months Ended June 30,
	2008	2007
	(in thousands)
Construction costs	$10,404	$13,945
Lease prepayment	$11,145	$14,372
Purchase of equipment	$12,809	$24,689

Total capital expenditures	$34,358	$53,006

We estimate that our total capital expenditures in fiscal year 2008 will reach approximately $50.0 million, primarily to purchase manufacturing equipment for the expansion of our production lines and construction of new facilities in Tianjin.

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

According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced. An ownership certificate will be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained. We recently obtained the land use right to the tract of property on which we have constructed and on which we plan further construction of our manufacturing facilities and other related facilities in Shenzhen. While we have been constructing and have completed a substantial part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, we understand it did not have the authority to grant us the land use rights certificate. However, the Company obtained approval for project planning and construction from the government of Shenzhen on June 20, 2007. Additionally, according to a notice the Company received from the government of Shenzhen on June 6, 2008, the Company obtained a government grant in the amount of US$7,794,232 to help pay for the land use rights. As of June 30, 2008, the Company had fully paid the US$16,061,223 required under the government’s lease arrangement for the acquisition of land use rights for BAK Industrial Park.

As of June 30, 2008, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights in Tianjin and the application for the land use rights certificate was in process.

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2008:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Short-term bank loans	111,531	111,531	—	—	—
Bills payable	11,552	11,552	—	—	—
Long-term bank loans	64,148	8,748	33,532	21,868	—
Land use rights payable	—	—	—	—	—
Capital commitments	18,052	18,052	—	—	—
Future interest payment on short-term bank loans	2,969	2,969	—	—	—
Future interest payment on long-term bank loans	11,172	4,229	5,550	1,393	—

Total	219,424	157,081	39,082	23,261	—

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2008.

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

Transactions described above require accounting treatment under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of June 30, 2008. As of June 30, 2008, we provided a guarantee for a non-related party, Nanjing Special Metal Equipment Co., Ltd., of one-year short-term bank loans with Evergrowing Bank with a maturity of August 6, 2010. We also provided the guarantees for three other non-related parties, Hunan Reshine New Material Ltd, Shenzhen Tongli Hi-tech Co. Ltd., and Shenzhen B&G Technology Development Co. Ltd. The maximum amount of our exposure for these guarantees was $13.9 million and $6.7 million at June 30, 2008, and September 30, 2007, respectively.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically two to nine months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended June 30, 2008.

We have a long-term bank loan of $14.6 million maturing on December 26, 2010 with China CITIC Bank with three installments payable under which we have outstanding borrowings; the interest rate we pay on this long term loan is benchmark rate of the People’s Bank of China for three- to five- year long-term loans. In addition, we have a RMB 200 million (approximately $29.2 million) long-term loan agreement with Shenzhen Eastern Branch, Agricultural Bank of China, which became effective on December 18, 2006. The long-term loan may be drawn at any time within five years from the effective date of the agreement and will mature five years after it is drawn. The term loan, when drawn, will carry a floating interest rate of 90% of The People’s Bank of China benchmark rate for three-year to five-year long-term loans. As of June 30, 2008, we had borrowed a total of $26.2 million under this loan agreement: (i) a loan of US$5,831,669, which currently carries interest at 5.832% per annum is repayable on January 25, 2012; (ii) a loan of US$11,663,338, which currently carries interest at 6.237% per annum and is repayable in three installments of US$2,915,834 on January 25, 2010, US$7,289,586 on January 25, 2011 and US$1,457,918 on January 25, 2012 respectively, and (iii) a loan of US$8,747,503 which currently carries interest at 7.65% per annum and is repayable in two installments of US$4,373,751 on January 25, 2009 and US$4,373,752 on January 25, 2010.

We also entered into a four-year, long-term Loan Agreement of RMB 160 million ($23.3 million) with Tianjin Branch, Agricultural Bank of China on May 26, 2008. The long-term loan is secured by the property ownership and land use rights certificate in relation to the land on which our corporate campus had been constructed and the future machinery and equipment to be purchased and used in the campus in Tianjin. As of June 30, 2008, we had borrowed $23.3 million under this Loan Agreement, payable in four installments: (i) RMB 30 million ($4.4 million) on December 26, 2009; (ii) RMB 30 million ($4.4 million) on December 26, 2010; (iii) RMB 50 million ($7.3 million) on December 26, 2011; and (iv) RMB 50 million ($7.2 million) on May 26, 2012.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at June 30, 2008, would decrease net income before provision for income taxes by approximately $1.3 million or 13.9% for the nine months ended June 30, 2008. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 76.8% of our revenues and 97.5% of our costs and expenses for the nine months ended June 30, 2008 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.9% of our assets except for cash were denominated in RMB as of June 30, 2008. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $7.7 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2008. As of June 30, 2008, our accumulated other comprehensive income was $23.9 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of June 30, 2008, and September 30, 2007, the carrying amount of property, plant and equipment, net was $182.6 million and $145.1 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2008, and September 30, 2007, we had not charged off any balances as we had yet to exhaust all means of collection.

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

Pursuant to SFAS 123R, we have recognized compensation costs of $2.5 million in relation to stock-based awards to our employees and non-employee directors for the nine months ended June 30, 2008, as an increase in both the operating costs and shareholder’s equity.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is in the process of evaluating the impact SFAS 157 will have on the Company’s financial statements upon adoption.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The management is in the process of evaluating the impact SFAS 161 will have on the Company’s financial adoption upon adoption.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on our financial statements.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2008	2007
Balance sheet items as of June 30	6.8591	7.6155
Amounts included in the statement of income and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the nine months ended June 30	7.1848	7.7691
Balance sheet items as of September 30	N/A	7.5108

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Remediation Measures for Material Weaknesses

We began to remediate the material weaknesses described in our 2007 Form 10-K and implemented the new measures described below in our ongoing efforts to address these internal control deficiencies:

•
We further enhanced the self-assessment of our internal control over financial reporting by increasing our periodic independent testing, which would evaluate the adequacy of the design and effectiveness of our internal control procedures.

•
We developed policies and procedures governing the hiring and training of personnel to better assure sufficient personnel with the requisite knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. We plan to utilize qualified accounting advisors and supervisors to ensure that our staff has adequate professional knowledge and to monitor the need for additional or better-qualified staff. In addition, we utilized appropriate training programs on accounting principles and procedures to better ensure the adequacy of our accounting and finance personnel.

•
We developed our corporate culture toward emphasizing the importance of internal controls and to ensure that all personnel involved in maintaining proper internal controls recognize the importance of strictly adhering to accounting principles accepted in the United States of America.

•
We provided additional training to the Company’s internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures. In addition, one of our employees has assumed the full-time position of Director of Internal Audit and will be responsible for compliance with internal controls.

We believe that we are taking the steps necessary for remediation of the remaining material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal controls over financial reporting after June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On August 15, 2006, the SEC declared effective a post-effective amendment we filed on August 4, 2006 to terminate the effectiveness of the resale registration statement on Form SB-2 that included the resale of the shares held by those selling shareholders. Accordingly, as we were no longer eligible to file on Form SB-2, we were required to file an additional registration statement within 45 days after the termination of the effectiveness of the Form SB-2. On October 11, 2006, we filed a registration statement on Form S-1 that covers resale of the shares held by those shareholders, which was declared to be effective on October 19, 2006. Following the termination of the Form SB-2, our failure to file an additional registration statement within the period provided under the registration rights agreement triggered, for the first time, an obligation to pay liquidated damages to the selling shareholders of 1% of the aggregate investment amount paid by them for the shares, or $241,232, based on the formula specified in the registration rights agreement. Because the Form S-1 was filed by the one-month anniversary of the applicable filing date, the event was cured and no additional liquidated damages were incurred. We previously reported in our 2006 Form 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (the “12/31/06 Form 10-Q”), that liquidated damages totaling $487,946 were due from us in respect of such event based on an incorrect interpretation of the liquidated damages due under the registration rights agreement. Among other things, the amount was calculated on a pro rata daily basis although the event, the first under the registration rights agreement, was cured by its one-month anniversary date.

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

On December 21, 2007, pursuant to the registration rights agreement, we filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, we estimate that liquidated damages incurred under the November 2007 registration rights agreement for the nine months ended June 30, 2008 to have totaled $561,174. No liquidated damages have been paid pursuant to the November 2007 registration rights agreement as of the filing date of this Report.

Make-Good Settlements. Beginning on March 13, 2008, we have entered into settlement agreements with certain investors in the January 20, 2005, private placement completed by the Company. Pursuant to the settlement agreements, we and such investors have agreed, without any admission of liability, to a settlement and mutual releases from all claims relating to the January 20, 2005 private placement, including all claims relating to 1,089,775 “make good shares” of our common stock that had been placed into escrow by Xiangqian Li, our chairman and chief executive officer, in connection with the January 20, 2005, private placement as well as all claims, including claims for liquidated damages, relating to registration rights granted in connection with the January 20, 2005, private placement. Pursuant to the settlement agreements, we have made settlement payments to each of the settling investors of a number of shares of common stock equal to 50% of the number of “make good shares” such investor had claimed. Aggregate settlement payments amounted to 368,745 shares as of June 30, 2008, of which 136,532 shares were issued in the fiscal quarter ended June 30, 2008. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the settlement agreements, we filed a registration statement covering the resale of such shares, which was declared effective by the SEC on June 26, 2008.

In accordance with the Delivery of Make Good Shares, Settlement and Release Agreement entered into with Mr. Li on October 22, 2007 (the “Li Settlement Agreement”), we may continue to negotiate with the investors who participated in the January 20, 2005, private placement in order to achieve a complete settlement of our obligations under the applicable agreements with such investors.

Item 1A.  Risk Factors.

See Item 1A. “Risk Factors” included in our 2007 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended June 30, 2008, the Company entered into a number of settlement agreements pursuant to which the Company issued to certain accredited investors an aggregate of 136,532 shares of the Company’s common stock. For a discussion of the terms of the settlement agreements, see Part II, Item 1. “Legal Proceedings — Make Good Settlements” above.

The above-referenced securities have been issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and/or other applicable provisions of the Securities Act. The investors who received the securities agreed that (a) they were acquiring the securities for their own account for investment and not for the account of any other person and not with a view to or for any distribution within the meaning of the Securities Act and (b) they would not sell or otherwise transfer the purchased securities unless in compliance with state and federal securities laws. Each of the Investors represented that they are accredited investors as defined in Rule 501(a) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 26, 2008, BAK International (Tianjin) Limited entered into a four-year, long-term Loan Agreement of RMB 160 million ($23.3 million) with Tianjin Branch, Agricultural Bank of China. This loan agreement is guaranteed by Mr. Xiangqian Li and secured by the property ownership and land use rights certificate in relation to the land on which our corporate campus had been constructed and the future machinery and equipment to be purchased and used in the campus in Tianjin. As of June 30, 2008, we had borrowed $23.3 million under this Loan Agreement, payable in four installments: (i) RMB 30 million ($4.4 million) on December 26, 2009; (ii) RMB 30 million ($4.4 million) on December 26, 2010; (iii) RMB 50 million ($7.3 million) on December 26, 2011; and (iv) RMB 50 million ($7.2 million) on May 26, 2012. A summary of the terms of this loan agreement is included as Exhibit 10.2 to this Report and is hereby incorporated by reference herein.

On November 23, 2006, Shenzhen BAK entered into a $28.5 million long-term loan agreement with Shenzhen Eastern Branch, Agricultural Bank of China, which became effective on December 18, 2006. The long-term loan may be drawn at any time within five years of the effective date of the loan agreement, and will mature in five years after it is drawn. The long-term loan when drawn will carry a floating interest rate of 90% of the People’s Bank of China benchmark rate. The long-term loan is secured by pledged machinery and equipment valued at $22.9 million as of June 30, 2008, and by the property ownership and land use rights certificate in relation to the land on which our corporate campus had been constructed and the future machinery and equipment to be purchased and used in the campus. Shenzhen BAK’s obligations under the loan agreement are guaranteed by Mr. Xiangqian Li. As of June 30, 2008, we had borrowed a total of $26.2 million under this loan agreement:(i) a loan of US$5,831,669, which currently carries interest at 5.832% per annum and is repayable on January 25, 2012, (ii) a loan of US$11,663,338, which currently carries interest at 6.237% per annum and is repayable in three installments of US$2,915,834 on January 25, 2010, US$7,289,586 on January 25, 2011, and US$1,457,918 on January 25, 2012 respectively, and (iii) aloan of US$8,747,503 which currently carries interest at 7.65% per annum and is repayable in two installments of US$4,373,751 on January 25, 2009 and US$4,373,752 on January 25, 2010. A summary of the terms of this loan agreement and a related guaranty are included as Exhibits 10.3 and 10.4 to this Report and are hereby incorporated by reference herein.

On December 26, 2006, Shenzhen BAK entered into a four-year, long-term loan agreement of $14.3 million with China CITIC Bank. This long-term loan of $14.3 million is payable in three installments: (i) RMB 30 million ($4.3 million) on November 20, 2008; (ii) RMB 30 million ($4.3 million) on November 20, 2009; and (iii) RMB 40 million ($5.7 million) on December 26, 2010.

The long-term loan carries an annual interest rate equal to the benchmark rate of the People’s Bank of China for three- to five-year long-term loans, which is currently 6.48% per annum. The long-term loan is secured by Shenzhen BAK’s pledge of its new Research and Development Test Center, which is to be constructed in Shenzhen, China, after Shenzhen BAK obtains the required land use rights for the location of the facility; such land use rights will also be pledged as security. The obligations of Shenzhen BAK under the loan agreement are guaranteed by Mr. Li and also secured by certain shares of the Company owned by Mr. Li. We borrowed the full $14.2 million under this loan agreement on December 27, 2006. A summary of the terms of this loan agreement and elated guaranties are included as Exhibits 10.5 through 10.7 to this Report and are hereby incorporated by reference herein.

On July 28, 2008, our stockholders approved an amendment to our Stock Option Plan. Among other things, the amendment increased the number of shares available for issuance under the Stock Option Plan from 4,000,000 shares to 8,000,000 shares.  A copy of the amendment is filed as Exhibit 4.1 to this Report and is hereby incorporated by reference herein.

Item 6.  Exhibits.

Number	Description

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007).

4.1	Amendment No. 1 to the China BAK Battery, Inc. Stock Option Plan.

10.1
Form of Settlement Agreement between the Registrant and certain investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 31, 2008).

10.2	Summary of Loan Agreement between BAK International (Tianjin) Limited and Tianjin Branch, Agricultural Bank of China, dated May 26, 2008.

10.3	Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen East Branch, Agricultural Bank of China, dated May 20, 2008.

10.4	Summary of Guaranty Contract of Maximum Amount between BAK International (Tianjin) Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated May 20, 2008.

10.5	Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008.

10.6	Summary of Guaranty Contract of Maximum Amount between BAK International Limited and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008.

10.7	Summary of Guaranty Contract of Maximum Amount between Xiangqian Li and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008.

10.8	Supplemental Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Agricultural Bank of China, dated August 6, 2008.

31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tony Shen
Tony Shen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)