Form 10-K
period 2008-09-30
CHINA BAK BATTERY INC
filed 2008-12-12
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:  September 30, 2008

☐ Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File No. 001-32898

China BAK Battery, Inc.
(Name of registrant as specified in its charter)

Nevada	88-0442833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

BAK Industrial Park
No. 1 BAK Street
Kuichong Town, Longgang District
Shenzhen 518119
People’s Republic of China
(86-755) 8977-0093
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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
Yes ☐ No ☒

The aggregate market value of the 32,701,783 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $123.3 million as of March 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $3.77 per share, as reported by The NASDAQ Stock Market, Inc.

There were a total of 57,680,231 shares of the registrant’s common stock outstanding as of December 11, 2008.

Documents Incorporated by Reference:

None

TABLE OF CONTENTS

Introductory Comment—Terminology

Throughout this Annual Report on Form 10-K, or this Report, the terms “we,” “us” or “our” refers to China BAK Battery, Inc. and its subsidiaries on a consolidated basis; “BAK International” refers to our Hong Kong subsidiary, BAK International Limited; “BAK Tianjin” refers to our PRC subsidiary, BAK International (Tianjin) Ltd.; “Shenzhen BAK” refers to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.; “BAK Electronics” refers to our PRC subsidiary, BAK Electronics (Shenzhen) Co., Ltd.; “BAK Canada” refers to our Canadian subsidiary, BAK Battery Canada Ltd.; “BAK Europe” refers to our German subsidiary, BAK Europe GmbH; “BAK India” refers to our Indian subsidiary, BAK Telecom India Private Limited; “China” or “PRC” refers to the People’s Republic of China, excluding for the purposes of this Report only, Taiwan, Hong Kong and Macau; “RMB” or “Renminbi” refers to the legal currency of China; and “$” or “U.S. dollars” refers to the legal currency of the United States of America.

Introductory Comment—Forward-Looking Statements

Statements contained in this Report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

•	our future business development, results of operations and financial condition;

•	our ability to fund our operations and manage our substantial short-term indebtedness;

•	our ability to maintain or increase our market share in the competitive markets in which we do business;

•	our limited operating history in developing, manufacturing and selling of lithium-based rechargeable battery cells;

•	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

•	our dependence on the growth in demand for the portable electronic devices that are powered by our products;

•	our ability to diversify our product offering and capture new market opportunities;

•	our ability to obtain original equipment manufacturer (“OEM”) qualifications from brand names;

•	our ability to source our needs for skilled labor, machinery and raw materials economically;

•	our ability to secure raw materials in the future and to manage the costs of raw materials or to secure alternative or substitute raw materials;

•	uncertainties with respect to the PRC legal and regulatory environment;

•	our ability to remediate any material weaknesses in our internal control over financial reporting;

•	our ability to maintain cost leadership;

F-1

•	our ability to obtain property ownership rights to our facilities;

•	other risks identified in this Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Overview

We are one of the largest manufacturers of rechargeable lithium-based battery cells in the world, as measured by production output. We produce battery cells that are the principal component of rechargeable batteries commonly used to power the following applications:

•	cellular phones—customer segments include OEM customers and replacement battery manufacturers;

•	notebook computers;

•	portable consumer electronics, such as digital cameras, portable media players, portable gaming devices and personal digital assistants, or PDAs; and

•	other applications, such as cordless power tools, mining lamps, light electric vehicles, and hybrid electric vehicles.

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

Historically, we have primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and OEM market. Our prismatic cells are targeted at the PRC replacement market, where cellular phone batteries produced by independent battery manufacturers are purchased for use in second-hand cellular phones or as back-up batteries, and are primarily comprised of steel-case cells. We also operate in the cellular phone battery OEM market, where we sell aluminum-steel cells for incorporation into branded batteries that are included in new cellular phones or are sold as replacement batteries. We have successfully established ourselves as a major competitor in the PRC domestic OEM market and leading brand names such as Lenovo, ZTE, Wingtech, Foxconn, Konka and Haier have designated us as a cell provider for their branded batteries. At the request of customers that order prismatic battery packs, we also engage pack battery manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers both for the replacement and OEM markets. We intend to leverage the strong technological capabilities we have developed over the years to continue our growth and expand our reach to the global cellular phone OEM market, and have been actively pursuing OEM qualifications from international brand names, such as Nokia and Motorola.

To meet the growing demand for our products and to capture new opportunities, we have expanded our product offerings by adding three new product lines:

•
Cylindrical lithium-ion cells for use in notebook computers. We began commercial production of cylindrical cells for notebook computers in June 2006 using our new automated production line. We increased our manufacturing capacity in line with advancements in our manufacturing technology and increases in customer demand. As of September 30, 2008, we had installed and activated our second automated cylindrical cell production line. We also began the installation of our third and fourth automated cylindrical cell production lines, which are expected to be completed in the middle of calendar year 2009. Our batteries have passed all safety, reliability and performance tests by Hewlett-Packard Company (“HP”) designated battery pack manufacturers, a significant step in our continuing efforts, pursuant to our non-binding Letter of Intent with HP, to reach a definitive agreement to supply lithium-ion battery cells to HP. During the past fiscal year, we began shipping cylindrical cells to a number of well-known Taiwan-based notebook computer and notebook computer battery companies, including notebook computer battery pack manufacturer Simplo and notebook computer maker, ASUSTek Computer, Inc., by way of third-party pack assembling companies.

•
High-power lithium-phosphate cells for use in cordless power tools and other applications. We began commercial production of lithium-phosphate cells at our Shenzhen facility for use in cordless power tools in October 2005, and for mining lamps in March 2007, at which point our lithium-phosphate cells passed certain related governmental safety tests. In December 2006, a new subsidiary, BAK Tianjin, was incorporated to focus on the R&D, manufacturing and distribution of lithium-phosphate cells. We have since shifted all lithium-phosphate cells manufacturing machinery, equipment and personnel from our Shenzhen facility to our Tianjin facility. In October 2008, our Tianjin facility completed construction of its first lithium-phosphate cells production line, and initiated trial production of lithium-phosphate cells. The first shipment of its lithium-phosphate cells will be used in cordless power tools and mining lamps.

We have also been engaging in the research and development of lithium-phosphate cells for use in light electric vehicles and hybrid electric vehicles, and have been actively seeking market opportunities for such applications.

•
Lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, PDAs, Bluetooth headsets, digital media players and digital audio players. We began commercial production of lithium polymer cells in September 2005. During the past fiscal year, we began shipping polymer cells to a number of well-known companies, including SanDisk Corporation, or SanDisk, BBK Electronic Industry Co., Ltd., or BBK, Changhong Electric Co., Ltd., or Changhong,, and Gionee Communication Equipment Co., Ltd., or Gionee.

Our operations have grown since our inception in August 2001. We generated revenues of $143.8 million, $145.9 million and $245.3 million in the years ended September 30, 2006, 2007 and 2008, respectively, and net income of $20.2 million, $483,000 and net loss of $7.9 million during the same periods, respectively.

Our Industry

The lithium-ion battery was first introduced by Sony Corporation in 1992 and has since become the battery of choice for a wide range of portable consumer electronic applications because of its high energy density, high voltage, compact size, light weight and excellent energy retention characteristics. The advantages of the lithium-based battery over the traditional nickel cadmium and nickel metal hydride batteries have resulted in a significant increase of its share in the global rechargeable battery market. Demand for lithium-based batteries grows in tandem with consumer electronics products powered by lithium-based batteries, such as cellular phones, notebook computers and other portable electronic devices. In addition, as a result of technological advancements in recent years, the lithium-based battery is being used in increasingly more powerful and diverse applications. Lithium-based batteries are now being used in emerging industrial applications such as cordless power tools, mining lamps, hybrid electric vehicles, and light electric vehicles. The lithium-based battery market is dominated by manufacturers located in Japan, South Korea and China. China’s battery industry continues to grow and capture market share in the global battery manufacturing industry as both domestic and international battery manufacturers increase their manufacturing presence in the PRC. China has a number of key advantages in battery manufacturing that are expected to continue to drive this growth, including low costs, proximity to the consumer electronics supply chain, proximity to end-users and a developing R&D infrastructure. Chinese manufacturers are becoming increasingly competitive as they have significantly benefited and will continue to benefit from these advantages.

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

The four mainstream chemistries currently used in rechargeable batteries for portable electronics are nickel cadmium, nickel metal hydride, lithium-ion, and lithium polymer. The characteristics of each of these battery types are as follows:

	Nickel Cadmium	Nickel Metal Hydride	Lithium-Ion	Lithium Polymer
Commercial introduction	1899	1990	1992	1999
Energy Density	Low	Medium	High	High
Max Voltage Per Cell	1.2	1.2	3.6	3.6
Memory Effect	Yes	Minimal	No	No
Environmental Impact	High	Low	Low	Low
Core Application Usage	Toys Lights Power tools Cordless phones	Hybrid vehicles Power tools	Cellular phones Portable consumer electronics(1) Notebook Computers Power tools	Small scale portable electronics(2) Headsets

(1) Portable consumer electronics include portable media players and portable gaming devices.
(2) Small-scale portable consumer electronics include portable audio players and PDAs.

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

Key Rechargeable Battery Applications

End-product applications which are driving the demand for rechargeable lithium-based batteries include cellular phones, notebook computers, portable consumer electronics, and cordless power tools.  We also expect interest in light electric vehicles and hybrid electric vehicles to increase demand for rechargeable lithium-based batteries substantially.

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

Power tools

Power tools such as drills, saws and grinders are used for both commercial and personal use. Due to high power requirements, many power tools have historically used small combustion engines, used heavier nickel metal hydride batteries or relied on external power sources. Manufacturers of power tools, such as Milwaukee, Black & Decker, Bosch, Metabo and Rigid have begun to use lithium-ion technology. The DeWalt division of Black & Decker began marketing a power tool product line that uses nano lithium-phosphate technology in its batteries.  This technology has increased the power of these batteries to 36 volts. The market for portable high-powered power tools is rapidly growing and has prompted many users, both commercial and personal, to replace or upgrade their current power tools.

Portable consumer electronics

This category includes digital audio players (such as MP3/MP4 players), digital still cameras, digital video cameras, portable DVD players, PDAs, BlackBerry devices, portable gaming systems and Bluetooth devices. There is a rapid trend to use lithium-based batteries in portable consumer electronics (both rechargeable and non-rechargeable) due to a desire for smaller, longer-lasting devices.

Light electric vehicles and hybrid electric vehicles

Due to such recent trends as renewed concerns relating to the availability and price of oil, increased legal fuel-efficiency requirements and incentives, and heightened interest in environmentally-friendly or “green” technologies, light electric vehicles and hybrid electric vehicles are likely to continue to attract substantial interest from vehicle manufacturers and consumers. Light electric vehicles include bicycles, scooters, and motorcycles, with rechargeable electric motors. Due to their relatively small size and light design, approximately 24-150 lithium-phosphate cells can be used to power light electric vehicles.  Hybrid electric vehicles include automobiles, trucks, buses, and other vehicles that combine a conventional propulsion system with a rechargeable energy storage system to achieve better fuel economy than conventional vehicles. As these vehicles tend to be large and heavy, their rechargeable energy storage system generally consists of a large quantity of rechargeable lithium-phosphate cells.

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

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in, and to capitalize on the growth of, the global lithium-ion battery market:

Strong focus on lithium-based batteries and core competency in lithium-ion battery technology

Since our inception in August 2001, we have focused on the research, development and manufacture of lithium-based battery cells. Through this experience, we have been exposed to a rapidly growing market and have developed a core competency in lithium-ion battery technology that we believe enables us to enhance our product quality, reduce cost and keep up with evolving industry standards. Our cells are used in branded cellular phone batteries of companies such as Lenovo and Haier, a testament to our competency in core technologies. Although our production to date has been largely for cellular phone prismatic batteries, we have also been able to develop other lithium-based battery cells, such as lithium-ion cylindrical cells, lithium-phosphate cells and lithium polymer cells, to capture new market opportunities, such as those for notebook computers and cordless power tools. As of September 30, 2008, we had 281 patents registered in the PRC relating to battery cell materials, design and manufacturing process, and also had 571 pending patent applications filed in the PRC and 100 in other countries.

Strong R&D capabilities

We place a strong emphasis on R&D, particularly on technological innovation and the development of new battery cell materials and products. We have established a dedicated R&D center with what we believe to be the most advanced equipment in China. Our R&D team consists of 210 researchers and scientists, led by Dr. Huanyu Mao, our chief operating officer and chief technology officer, who has pioneered, and is a veteran of, the lithium-ion industry since its commercialization in 1992. Dr. Mao was the inventor under seven U.S. patents related to lithium-ion technology. In December 2006, we also established a wholly-owned subsidiary, BAK Canada, to focus on the research and development of lithium-ion batteries, which comprises a group of experts led by Mr. Kenneth G. Broom, our vice president of International OEM Business, who brings 24 years’ li-ion battery industry working experience.

As an example of our R&D efforts in battery cell materials, we have successfully developed the technology to use substitute materials to reduce the amount of lithium cobalt dioxide used in the manufacture of lithium-based cells. Lithium cobalt dioxide is the most expensive ingredient currently required to make lithium-based cells because cobalt is not renewable.

Economies of scale

We are one of the largest manufacturers of lithium-ion battery cells in the world, as measured by production output.  As of September 30, 2008, our production capacity reached approximately 27 million units of battery cells per month. We believe our economies of scale have made us a preferred customer for our suppliers, enabling us to compete effectively in an increasingly price-sensitive market through (i) a higher bargaining power to secure a supply of materials and equipment at a lower cost, and (ii) a larger base for spreading out our fixed-costs.

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

OEM cellular phones.  We are already the market leader in China’s cellular phone replacement battery market. We have also successfully penetrated into the domestic cellular phone OEM market by becoming a designated battery cell supplier for leading local cellular phone brand owners, such as Lenovo, ZTE, Wingtech, Foxconn, Konka and Haier. We have been implementing a strategic transition from the replacement market to the OEM market. We are currently actively pursuing OEM qualifications from international brand owners such as Nokia and Motorola.

Notebook computers.  In April 2006, we began trial production of cylindrical battery cells used in notebook computers for a few battery pack manufacturers and began commercial production of cylindrical cells in June 2006. We are actively pursuing OEM qualification with leading global brand names and leading notebook computer battery manufacturers. Our batteries have passed all safety, reliability and performance tests by HP-designated battery pack manufacturers, a significant step in our continuing efforts, pursuant to our non-binding Letter of Intent with HP, to reach a definitive agreement to supply lithium-ion battery cells to HP. During the past fiscal year, we began shipping cylindrical cells to a number of well-known Taiwan-based notebook computer and notebook computer battery companies, including notebook computer battery manufacturer Simplo and notebook computer maker ASUSTek Computer, Inc.

Cordless power tools, light electric vehicles, hybrid electric vehicles, and other lithium-phosphate cell applications.  We began commercial production of lithium-phosphate cells at our Shenzhen facility for use in cordless power tools in October 2005, and for mining lamps in March 2007, at which point our lithium-phosphate cells passed certain related safety tests set by the Quality Supervision and Testing Center of Chemical and Physical Power Sources of the PRC’s Ministry of Information Industry. In December 2006, a new subsidiary, BAK Tianjin, was incorporated to focus on the R&D, manufacturing and distribution of lithium-phosphate cells. We have since shifted all lithium-phosphate cells manufacturing machinery, equipment and personnel from our Shenzhen facility to our Tianjin facility. In October 2008, our Tianjin facility completed construction of its first lithium-phosphate cells production line, and initiated trial production of lithium-phosphate cells. The first shipment of its lithium-phosphate cells will be used in cordless power tools and mining lamps.

We have also been engaging in the research and development of lithium-phosphate cells for use in light electric vehicles and hybrid electric vehicles, and have been actively seeking market opportunities for such applications.

Ultra-portable electronic devices.  In September 2005, we began commercial production of lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, Bluetooth headsets, digital media players and digital audio players. During the past fiscal year, we began shipping polymer cells to a number of well-known companies, including SanDisk for use in its flash memory data storage products, BBK for use in its learning products, and Changhong and Gionee for use in their cellular phones. We are actively seeking other market opportunities for our lithium polymer cells as to these devices.

Increase manufacturing capacity by leveraging our existing infrastructure, access to low-cost local resources and proximity to the electronics supply chain and electronics manufacturing base

We intend to capitalize on robust growing demands for lithium-based batteries by leveraging our access to low-cost local resources and our proximity to the electronics supply chain and manufacturing base to further expand our manufacturing capacity.  As of September 30, 2008, we had completed approximately 140,000 square meters of manufacturing facilities.  To meet strong market demand as well as to capture new application markets, we plan to significantly increase our daily production output of cylindrical cells for notebook computers, high-power lithium-phosphate cells for cordless power tools, and lithium polymer cells for high-end electronic devices such as ultra-thin and light cellular phones and Bluetooth headsets. We intend to increase our production output of aluminum-case cells for the cellular phone battery OEM market.

Our Corporate Structure and Information

We were incorporated in Nevada on October 4, 1999.  On January 20, 2005, we completed a share exchange with the stockholders of BAK International, a Hong Kong company, pursuant to which we acquired 100% of BAK International and in exchange, issued our common stock to these stockholders representing 97.2% of our then post-issuance share capital. BAK International was a holding company that owned a 100% PRC operating subsidiary, Shenzhen BAK. On February 14, 2005, we merged with our wholly-owned subsidiary, China BAK Battery, Inc., which was incorporated on February 1, 2005. We are the surviving entity of this merger. On that date we also changed our name from “Medina Coffee, Inc.” to our current name, “China BAK Battery, Inc.” We accounted for this share exchange as a reverse acquisition and succeeded to and are considered to be a continuation of Shenzhen BAK’s operations and financial statements. We conduct our current business through the following three wholly-owned operating subsidiaries in China that we own through BAK International:

•	Shenzhen BAK, located in Shenzhen, China, incorporated in August 2001, which focuses on the development and manufacture of prismatic cells and cylindrical cells;

•	BAK Electronics located in Shenzhen, China, incorporated in August 2005, which focuses on the development and manufacture of lithium polymer cells; and

•	BAK Tianjin, located in Tianjin, China, incorporated in December 2006, which focuses on the development and manufacture of lithium-phosphate cells.

In addition, BAK Canada, a wholly-owned subsidiary of BAK International, was incorporated in Canada in December 2006 to advance our R&D of lithium-ion batteries.  In November 2007, BAK Europe, a wholly-owned subsidiary of Shenzhen BAK was established in Germany, which focuses on the sales and after-sales services of lithium-ion battery cells.  In August 2008, BAK India, a wholly-owned subsidiary of BAK International, was incorporated in India to advance the sales and after-sales services of lithium-ion battery cells.

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

Battery Cell Type	End applications*

Prismatic (steel-case or aluminum case)	Cellular phone [1] Camcorder [2] MP3/MP4 player [1-2] Digital camera [1] Digital video camera [2-4] PDA [1-2] BlackBerry [1]

Cylindrical	Cylindrical Notebook computer [6-8] Digital camera [1] Portable DVD player [4] Camcorder [2] Portable gaming system [1-6]

Battery Cell Type	End applications*
Lithium polymer	Cellular phone [1] MP3/MP4 player [1] Digital camera [2] Bluetooth headset [1]

High-power lithium-phosphate	Cordless power tool [4-8] Mining lamp [6-10] Light electric vehicle [24-150] Hybrid electric vehicle [500]
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

	Year ended September 30,
	2008		2007		2006
	(in thousands, except percentages)
Prismatic cells
Steel-case cells	29,300	11.9%	34,869	23.9%	64,299	44.7%
Aluminum-case cells	130,110	53.0%	69,916	47.9%	49,514	34.4%
Battery packs	25,500	10.4%	11,798	8.1%	9,843	6.8%
Cylindrical cells	42,567	17.4%	3,422	2.4%	608	0.4%
High-power lithium-phosphate cells	-	-	20,562	14.1%	18,537	12.9%
Lithium polymer cells	17,871	7.3%	5,294	3.6%	1,028	0.8%
Total	245,348	100%	145,861	100%	143,829	100%

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

Prismatic Cells

Prismatic cells, including aluminum-case cells and steel-case cells, contribute to a major portion of our revenue. We initially developed and sold steel-case cells for cellular phone batteries sold in the replacement market. We are currently the largest maker of prismatic cells in China, based on production output. Our prismatic cells are contained in metal casing made of either steel or aluminum but are otherwise substantially the same product. Aluminum-case cells generally are more expensive to manufacture and therefore have a higher cost, but they are safer and lighter than steel-case cells, so they are suited for use in batteries included in OEM cellular phones. To facilitate our transition from the replacement market to the OEM market, and to capitalize on the greater demand and benefits of aluminum-case cells, including higher selling price and gross margin, we have gradually increased the percentage of aluminum-case cells in the production of our prismatic cells and expect to phase out entirely steel-case cell production . At the request of customers that order prismatic battery packs, we also engage battery pack manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers both for the replacement and OEM markets.

Cylindrical Cells

Cylindrical cells are generally used for notebook computers, portable DVD players, digital cameras, and camcorders. We target our cylindrical cells for the notebook computer market. One notebook computer battery typically contains at least a group of six cylindrical cells working together in a coordinated manner, so the failure of only one cell will affect the performance of the entire battery. Accordingly, cylindrical cells for notebook computers require a higher uniformity than prismatic cells. We had previously produced a small number of cylindrical cells for batteries of portable DVD players. In 2003, we commenced R&D of cylindrical cells designed for notebook computers and in April 2006, we began trial production of a small volume of cylindrical cells. We began commercial production of cylindrical cells in June 2006. We are actively pursuing OEM business opportunities. Our batteries have passed all safety, reliability and performance tests by HP-designated battery pack manufacturers, a significant step in our continuing efforts, pursuant to our non-binding Letter of Intent with HP, to reach a definitive agreement to supply lithium ion battery cells to HP. During the past fiscal year, we began shipping cylindrical cells to a number of well-known Taiwan-based notebook computer and notebook computer battery companies, including notebook computer battery pack manufacturer Simplo and notebook computer maker, ASUSTek Computer, Inc, by way of arrangements with third-party battery pack-assembling companies.

High-power Lithium-phosphate Cells

The use of new materials have enabled the configuration of high-power lithium-phosphate cells to contain much higher energy density and higher voltage and have a longer life cycle and shorter charge time than other types of lithium-based batteries. These special attributes, coupled with intrinsic safety features, are suitable for batteries used for cordless power tools and other high-power applications. In the first quarter of calendar 2006, we made our first shipment of high-power lithium-phosphate battery cells pursuant to a manufacturing agreement entered into by and between Shenzhen BAK and A123 Systems, Inc., or A123Systems. Following the termination of our agreement with A123Systems on August 30, 2007, we have been researching and developing power tool batteries. In December 2006, a new subsidiary, BAK Tianjin, was incorporated to focus on the R&D, manufacturing and distribution of high-power lithium-phosphate cells. In October 2008, it completed construction of its first lithium-phosphate cells production line, and initiated trial production of lithium-phosphate cells.  It is expected to start shipment of lithium-phosphate cells for use in cordless power tools at the end of calendar year 2008.

We started supplying lithium-phosphate cells for use in mining lamps after passing certain related governmental safety tests in March 2007. We have also been engaging in the research and development of lithium-phosphate cells for use in light electric vehicles and hybrid electric vehicles, and have been actively seeking market opportunities for such applications.

Lithium Polymer Cells

In September 2005, we began producing and shipping lithium polymer battery cells. Our lithium polymer cells do not have a hard metal casing but rather a flexible, pouch-like container, thereby enabling flexible designs and customizations. Lithium polymer cells have expanded our reach to high-end cellular phones, Bluetooth headsets and PDAs such as iPod and BlackBerry devices, and will also allow us to capture the growth opportunities presented by new electronic applications. In the past fiscal year, we began shipping polymer cells to a number of well-known companies, such as SanDisk for use in its flash memory data storage products, and BBK for use in its learning products, and Changhong and Gionee for use in their cellular phones.

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

As of September 30, 2008, our key raw material suppliers were as follows:

Materials	Main Suppliers

Case and caps	Shenzhen Tongli High-tech Co., Ltd., Shenzhen Dongri Technology Industry Co., Ltd.

Cathode materials	CITIC Guoan, Hunan Reshine New Material Ltd.

Anode materials	Qingdao Dahua, BTR Energy Materials Co., Ltd., Ningbo Shanshan New Material Technology Co., Ltd.

Aluminum foil	Aluminum Corporation of America, Shanghai

Copper foil	Huizhou United Copper Foil

Electrolyte	Zhangjiagang Guotai-Huarong New Chemical Materials Co., Ltd., Tianjin Jinniu Electric Source Material Co., Ltd., Dongwan Shanshan Battery Material Co., Ltd.

Separator	Systems Corporation

We source our manufacturing equipment both locally and from overseas, based on consideration of their cost and function. As of September 30, 2008, we purchased our key equipment from the following suppliers:

Instruments	Main Suppliers

Coating machine	Hirano Tecseed Co., Ltd.

Mixer	Systems corporation

Press machine	SevenStar Huachuang; Innovative Machine Corporation

Ultrasonic spot welding machine	Zhenjiang Tianhua Machinery and Electrical Co., Ltd.

Laser seam welder	Wuhan Chutian Laser Group

Vacuum oven	Jiangsu Wujiang Songling

Winding machine	Kaido Manufacturing Co., Ltd.

Slitting machine	Nishimura Mfg. Co., Ltd.

Electrolyte filling machine	BAK (internally developed) / Canon Machinery Corporation, Haibar Systems Ltd.

Aging equipment	Guangzhou Qingtian Industrial Co., Ltd., Hangzhou Hangke

Testing and sorting equipment	Guangzhou Qingtian Industrial Co., Ltd., Hangzhou Hangke, Shenzhen Liuyu Electronics Co., Ltd.

Customers

Prismatic Cells.  Our customers for prismatic cells used for cellular phones in the OEM market and replacement market are local leading battery pack manufacturers, including:

•	SCUD (Fujian) Electronics Co., Ltd.

•	Shenzhen Chaolitong Electronics Co., Ltd.

•	Shenzhen Hailutong Electronics Co., Ltd.

•	Huizhou Desay Battery Co., Ltd.

•	Shenzhen Weiliwang Electronics Co., Ltd.

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

Cylindrical Cells.  We are a mass producer of cylindrical cells used for notebook computers. During the past fiscal year, we began shipping cylindrical cells to a number of well-known Taiwan-based notebook computer and notebook computer battery companies, including notebook computer battery pack manufacturer Simplo and notebook computer maker ASUSTek Computer, Inc by way of our arrangements with pack assembling companies.  We are actively pursuing OEM qualifications with leading notebook computer manufacturers, including HP.

High-power Lithium-phosphate.  We began commercial production of lithium-phosphate cells in October 2005 for use in cordless power tools. In December 2006, a new subsidiary, BAK Tianjin, was incorporated to focus on the R&D, manufacturing and distribution of high-power lithium-phosphate cells. In October 2008, construction of its first high-power, lithium-phosphate cells production line was completed and it commenced trial production.  It is expected to start shipment for use in cordless power tools at the end of calendar year 2008. Currently, we are actively seeking other market opportunities for our high-power lithium-phosphate cells, including mining lamps, hybrid electric vehicles, and light electric vehicles.

Lithium Polymer.  Orders we received for lithium polymer cells tend to be small in quantity, but vary in specifications based on the attributes of a particular electronic application. We sell our lithium polymer cells to certain pack manufacturers, which pack our cells and sell the final products. We also have the ability to pack our lithium polymer cells into batteries that carry our own trademark. In the past fiscal year, we began shipping polymer cells to a number of well-known companies, such as SanDisk for use in its flash memory data storage products, BBK for use in its learning products, and Changhong and Gionee for use in their cellular phones.

We sell our products domestically and internationally. The following table sets forth certain information relating to our total revenues by location of our customers for the periods indicated.

	Year ended September 30,
	2008		2007		2006
	(in thousands, except percentages)

PRC Mainland	175,302	71.5%	105,567	72.4%	96,670	67.2%
Taiwan	41,905	17.0%	7,025	4.8%	4,825	3.4%
India	5,661	2.3%	4,299	2.9%	-	-
United States	75	- (1)	20,740	14.2%	18,641	13.0%
Hong Kong, China	19,956	8.1%	6,418	4.4%	17,221	12.0%
Others*	2,449	1.1%	1,812	1.3%	6,472	4.4%
Total	245,348	100%	145,861	100.0%	143,829	100%

(1)            Less than 0.1%.
*            Includes the Middle East, Italy, Germany, and Turkey.

For our international sales, we sell our products directly to distributors, as well as pack manufacturers in these countries and territories. If we receive orders from distributors for batteries rather than cells, we engage pack manufacturers to assemble our cells into batteries for a fee, and then arrange to deliver the batteries to fulfill the orders.

A small number of prismatic cell customers have historically accounted for a substantial portion of our revenue. In the year ended September 30, 2008, our top five and top ten customers in aggregate contributed to approximately 24.1% and 37.5% of our revenue, respectively. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period. Currently, we are actively investigating demand for, and pursuing opportunities in, other product lines, including mining lamps, hybrid electric vehicles, and light electric vehicles.

Sales and Marketing

We have built an extensive sales and service network in China, highlighted by our strong presence in China’s economically prosperous coastal regions where we generate a significant portion of our sales. We have representative offices in Beijing, Shanghai, Guangzhou, and Taiwan, targeting our key customers. Our marketing department at headquarters is responsible for our marketing efforts in the PRC, and our sales staff in these representative offices conducts sales and provides post-sales services to brand owners and pack manufacturers in each designated area. We offer different price incentives to encourage large-volume and long-term customers. We have established subsidiaries in Germany and India, where our sales representatives market and sell our products and also provide after-sale services. In August 2008, we hired North America sales representatives based in Austin, Texas and Vancouver, British Columbia to better serve the North America market by bringing us into closer communications with our customers and prospects in the United States and Canada. We aim to add additional representative offices in the Middle East and Korea. As we expand our business, our sales and marketing staff has increased to more than one hundred, most of whom are professional salespersons and technicians.

Our sales staff works closely with our customers to understand their needs and provide feedback to us so that we can better address their needs and improve the quality and features of our products.

We engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We also advertise in industry journals and magazines and through the Internet to market our products. For example, in March 2008, we participated in information and communication technology exhibitions in Hanover, Germany, and in June 2008, we participated in the “2008 Tianjin International Cellular Phone Industry Exhibition,” the largest cellular phone exhibition in China.  We believe these activities are conducive in promoting our products and brand name among key industry participants.

Competition

We face intense competition from battery cell makers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors based on product type:

Product Type	Competitors
Prismatic	Japan:	Sanyo Group, Sony Corporation, Matsushita Electric Works, Ltd., NEC Corporation, Hitachi, Ltd.
	Korea:	LG Group, Samsung Electronics Co., Ltd., GS Group
	China:	BYD Company Limited, Tianjin Lishen Battery Joint-Stock Co., Ltd., Harbin Coslight Technology International Group Co., Ltd.

Cylindrical	Japan:	Sanyo Group, Sony Corporation, Matsushita Electric Works
	Korea:	LG Group, Samsung Electronics Co., Ltd.

High-power lithium-phosphate	Japan:	Sanyo Group, Sony Corporation
	Canada:	E-one Moli Energy (Canada) Limited
	China	BYD Company Limited

Lithium polymer	Japan:	Sanyo Group, Sony Corporation
	China:	Amperex Technology Limited

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

Our in-house R&D team consists of 210 researchers and scientists, led by Dr. Mao, our chief operating officer and chief technology officer, who pioneered core technologies in lithium-ion batteries since their introduction in 1992 and was the inventor under seven U.S. patents related to lithium-ion technology. In December 2006, we also established a wholly-owned subsidiary, BAK Canada, to focus on the research and development of lithium-ion batteries. It comprises a group of experts led by Mr. Kenneth G. Broom, our vice president of International OEM Business, who brings 24 years’ li-ion battery industry working experience. Our strong R&D capabilities have enabled us to obtain various government-sponsored R&D grants. We have been accredited as a “new and high-technology company” in Shenzhen, entitling us to enjoy preferential tax treatment and other government incentive grants and subsidies. Furthermore, we collaborate with a number of reputable research institutes and science and technology universities in China, allowing us to capitalize on their R&D results economically.

In December 2006, a new subsidiary, BAK Tianjin was incorporated to focus on research and development, manufacturing and distribution of high-power lithium-phosphate cells.

Employees

We had a total of 8,468, 8,616 and 8,200 employees as of September 30, 2006, September 30, 2007 and September 30, 2008, respectively. We have developed a strong company culture that encourages individual thinking and creativity, continual self-improvement and strong commitment to provide high-quality products to our customers.

Facilities

See Item 2. “Properties.”

Intellectual Property

We rely on a combination of patents, trade secrets, and employee non-disclosure and confidentiality agreements to protect our intellectual property rights. As of September 30, 2008, we have registered 28 trademarks in the PRC, including BAK in both English and in Chinese characters as well as our logo, and have registered 56 trademarks in the United States, European Union, Korea, Russia, Taiwan and Hong Kong. We have registered the following Internet and WAP domain name: www.bak.com.cn. As of September 30, 2008, we have registered 281 patents in the PRC relating to battery cell materials, design and manufacturing processes, and we had 571 pending patent applications filed in the PRC and 100 in other countries.

We also have unpatented proprietary technologies for our product offerings and key stages of the manufacturing process. Our management and key technical personnel have entered into agreements requiring them to keep confidential all information relating to our customers, methods, business and trade secrets during their terms of employment with us and thereafter and to assign to us their inventions, technologies and designs they develop during their term of employment with us.

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

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes their patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. A preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures also are available both before and during the litigation. Damages in the case of patent infringement are calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may also be fined by the Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $$67,664.50 as of September 30, 2008.

Tax

Under PRC income tax laws and regulations, before January 1, 2008, a foreign-invested enterprise, or FIE, was generally subject to an enterprise income tax rate of 33.0%, which included a 30% state income tax and a 3.0% local income tax. However, from at least calendar year 2002 through calendar year 2007, an enterprise recognized as a “Manufacturing Enterprise Located in Special Economic Zone” under PRC tax law was entitled to a preferential income tax rate of 15%. Moreover, a foreign-invested manufacturing enterprise, starting from its first profitable calendar year after offset of accumulated taxable losses, was entitled to a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. An enterprise qualified for such treatment may receive a further tax rate reduction related to the size of qualified capital contributions received.  In addition, from at least calendar year 2002 through calendar year 2007, an enterprise qualified as an “advanced technology enterprise” under PRC tax law was also entitled to a 50% reduction of income taxes.

Shenzhen BAK and BAK Electronics are both registered and operate in Shenzhen, the PRC, and are each recognized as “Manufacturing Enterprise Located in Special Economic Zone”. As a result, they have been entitled to a preferential enterprise income tax rate of 15%. In accordance with the relevant income tax laws, the profits of Shenzhen BAK and BAK Electronics were fully exempted from income tax for two years from the first profitable calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption for the immediate next three calendar years ("tax holiday").

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006. In addition, due to our qualified capital contributions to Shenzhen BAK in both 2005 and 2006  and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007, Shenzhen BAK was granted a preferential income tax rate of 3.309%, 3.82% and 7.5% for calendar years 2005, 2006 and 2007, respectively. In accordance with the transition period of the new corporate income tax law (the “New CIT Law”), described below, Shenzhen BAK’s income tax rate for the calendar years 2008, 2009, 2010 and 2011 is expected to be 18%, 20%, 22%, and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

BAK Electronics, established in August 2005, has been eligible for the same preferential tax treatment previously applicable to Shenzhen BAK and was in the tax holiday and fully exempt from any enterprise income tax for calendar years 2006 and 2007 followed by a three-year 50% reduction in its enterprise income tax rate. In addition, pursuant to the transition period of the New CIT Law, described below, and before considering the above-mentioned 50% reduction, BAK Electronics’ income tax rates for calendar years 2008, 2009, 2010, and 2011 are expected to be 18%, 20%, 22%, and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, BAK Electronics’ income tax rate after consideration of its tax holiday is expected to be 9%, 10%, 11%, and 24% for the calendar years 2008, 2009, 2010, and 2011, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $193,403 pursuant to their tax holiday for the fiscal year ended September 30, 2008, or $0.004 per basic share.

BAK Tianjin is currently exempted from any enterprise income tax due to cumulative tax losses.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt the New CIT Law. The New CIT Law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic enterprises and FIEs. The New CIT Law became effective on January 1, 2008. According to the New CIT Law, the applicable income tax rate for Shenzhen BAK, BAK Electronics and BAK Tianjin will be 25% after their preferential tax holidays and the transition period have ended.  During the transition period, tax rates for subject entities are expected to be 18%, 20%, 22%, and 24% for the calendar years 2008, 2009, 2010, and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

Our Canada subsidiary, BAK Canada, is subject to Canada profits tax at the rate of 38%. However, because it does not have any assessable income derived from or arising in Canada, it has not paid any Canada profits tax.

Our German subsidiary, BAK Europe, is subject to Germany’s profits tax at the rate of 25%. However, because it does not have any assessable income derived from or arising in Germany, it has not paid any German profits tax.

Our India subsidiary, BAK India, is subject to India profits tax at the rate of 30%.  However, because it does not have any assessable income derived from or arising in India, it has not paid any Indian profits tax.

Our Hong Kong subsidiary, BAK International, is subject to Hong Kong profits tax at the rate of 16.5%. However, because it does not have any assessable income derived from or arising in Hong Kong, it has not paid any Hong Kong profits tax.

Our effective tax rate was 2.9% for the fiscal year ended September 30, 2006, and our effective tax benefit rate was 67.9% and 11.6% for the fiscal years ended September 30, 2007 and 2008, respectively.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne. Our imported raw materials that are used for manufacturing export products and are deposited in bonded warehouses are exempt from import VAT.

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. FIEs may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by FIEs outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

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

Instability in the world financial markets and the global economy, including (and as a result of) the conflicts in the Middle East and weak real estate and credit markets, may create uncertainty in the industries in which the Company operates, and may adversely affect its business. In addition, terrorist activities may cause unpredictable or unfavorable economic conditions and could have a material adverse impact on the Company’s operating results and financial condition.

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

We experience fluctuations in quarterly and annual operating results.

Our quarterly and annual operating results have fluctuated in the past and likely will fluctuate in the future. The demand for our products is driven largely by demand for the end-product applications that are powered by our products. Accordingly, the rechargeable battery industry is affected by market conditions that are often outside our control. Our results of operations may fluctuate significantly from period to period due to a number of factors, including seasonal variations in consumer demand for batteries and their end applications, capacity ramp up by competitors, industry-wide technological changes, the loss of a key customer and the postponement, rescheduling or cancellation of large orders by a key customer. As a result of these factors and other risks discussed in this section, period-to-period comparisons should not be relied upon to predict our future performance.

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

We had capital expenditures of approximately $51.2 million and $65.8 million in fiscal years 2008 and 2007, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

We have been and most likely will continue to be subject to rapidly declining average selling prices, which may harm our revenue and gross profits.

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

We did not have effective internal control over financial reporting as of September 30, 2008 due to material weaknesses, which relate primarily to the disclosure and presentation of financial information under generally accepted accounting principles in the United States, or U.S. GAAP. We have restated our consolidated financial statements three times due to such weaknesses. We can make no assurances that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

In the course of the SEC review of registration statements on Form SB-2 (File Nos. 333-122209 and 333-130247), we restated our consolidated balance sheet as of September 30, 2004, our consolidated statements of income and comprehensive income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the fiscal year ended September 30, 2004, and also extended or modified certain notes to these consolidated financial statements.  This restatement arose out of accounting errors relating to (1) misclassification of cash transactions, (2) incorrect charging to our statements of income and comprehensive income for fiscal 2003 and 2004 for the deficit attributable to 1,152,456 shares outstanding prior to our reverse acquisition on January 20, 2005, and (3) incorrect presentation of depreciation expenses in the statement of income and comprehensive income. The restatement resulted in an increase in net cash from financing activities, a decrease in the number of shares of common stock outstanding and a corresponding increase in paid-in capital, and a decrease in gross profit for the fiscal year ended September 30, 2004 by $1,635,971, or approximately 11%.

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

Our management concluded that our disclosure controls and procedures were not effective as of September 30, 2006, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of the 2006 Form 10-K.  Our management also concluded that our disclosure controls and procedures were not effective as of September 30, 2007, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “2007 Form 10-K”).  Management believed that some appropriate measures had been implemented to remediate these weaknesses during the fiscal year 2007, as described in Item 9A. “Controls and Procedures” of the 2007 Form 10-K. Investors are directed to Item 9A of the 2006 Form 10-K for the description of these weaknesses and to Item 9A of the 2007 Form 10-K for the description of the measures that had been implemented during the fiscal year ended September 30, 2007.

As disclosed in our current report on Form 8-K filed with the SEC on April 3, 2007, as amended on April 11, 2007 and April 17, 2007, on March 28, 2007 we dismissed KPMG as our independent registered public accounting firm and appointed PKF as our independent registered public accounting firm, in each case effective April 1, 2007.

Our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 covered by Management’s Report on Internal Control over Financial Reporting. We have identified the following material weaknesses as of September 30, 2008:

•
The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. generally accepted accounting principles (“U.S. GAAP”) commensurate with the Company’s financial requirements. Additionally, the Company’s senior management lacked an adequate level of accounting knowledge, experience and training in the application of U.S. GAAP, and did not implement adequate and proper supervisory review to ensure the consolidated financial statements were prepared in conformity with U.S. GAAP and with requirements of the U.S. Securities and Exchange Commission.

•
The Company did not maintain effective controls over the accounting for construction in progress assets and the determination of depreciation expenses when the assets are ready for their intended use. Specifically, the Company did not have effective controls to track and assess the ready-for-intended-use status of the construction in progress assets to ensure the construction in progress assets being transferred to property, plant and equipment and the related commencement of depreciation expense was in accordance with U.S. GAAP.

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

We are subject to the reporting obligations under the U.S. securities laws. The SEC, under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on such companies’ internal control over financial reporting in their annual reports that contain an assessment by management of the effectiveness of their internal control over financial reporting at a reasonable assurance level. In addition, pursuant to Auditing Standard No. 5, which is in effect for the fiscal year ended September 30, 2008, our independent registered public accounting firm must attest to and report on the operating effectiveness of the company’s internal controls. These requirements first applied to us in connection with the Report for the fiscal year ended September 30, 2006. Management’s report on internal control over financial reporting is set out in Item 9A “Controls and Procedures.” of the 2006 Form 10-K.

Management has determined that, as of the fiscal year ended September 30, 2008, the two material weaknesses as described in Item 9A. “Controls and Procedures,” resulted from material weaknesses in our internal control over financial reporting. To remediate these material weaknesses, we have taken and will continue to take a number of remediation measures, as described in Item 9A. “Controls and Procedures.” However, we can make no assurances that we can fully remediate all our material weaknesses or address additional material weaknesses or significant deficiencies that may subsequently arise by the year end date of fiscal year 2009, so that our management will be able to conclude that we will have effective internal control over financial reporting as of September 30, 2009. If we cannot implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, our registered independent public accounting firm may not be able to provide a written attestation as to the effectiveness of our internal controls over financial reporting, in which event, our registered independent public accounting firm may issue a disclaimer of their audit opinion. Our failure to achieve and maintain effective internal control over financial reporting may result in sanctions or investigations by regulatory authorities, such as the SEC, and loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act of 2002.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 42.3%, 37.1% and 24.1% of our revenues in the years ended September 30, 2006, 2007, and 2008, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected. A small number of prismatic cell customers and A123Systems have historically accounted for a substantial portion of our revenues. In the year ended September 30, 2007, sales to A123Systems accounted for 14% of our revenues. In the same period, our top five customers in aggregate contributed to approximately 37.1% of our revenues. Our agreement with A123Systems, as amended on August 18, 2005, terminated in accordance with its terms on August 30, 2007. In the year ended September 30, 2008, our top five customers in aggregate contributed to approximately 24.1% of our revenues. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period.  The termination of our agreement with A123Systems did not materially and adversely affect our financial condition and results of operation during the 2008 fiscal year, and in the future we expect that increases in our sales of aluminum cases, cylindrical cells and polymer cells will more than offset the loss of revenues from A123Systems.  However, if we fail to find alternative sources of demand for our lithium-phosphate cells, our revenue may be substantially impacted.

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

We depend on third parties to supply key raw materials and components to us. Failure to obtain a sufficient supply of these raw materials and components in a timely fashion and at reasonable costs could significantly delay our production and shipments, which would cause us to breach our sales contracts with our customers.

We purchase from Chinese domestic suppliers certain key raw materials and components such as electrolytes, electrode materials and import separators, a key component of battery cells from foreign countries. We purchase raw materials and components on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain sufficient supply of these raw materials and components from our existing suppliers or alternates in a timely fashion or at a reasonable cost. Our failure to secure sufficient supply of key raw materials and components in a timely fashion would result in a significant delay in our production and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain sufficient supply of these raw materials and components at a reasonable cost could also harm our revenue and gross profit margins.

Fluctuations in prices and availability of raw materials, particularly lithium cobalt dioxide, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be adversely affected by increases in the cost of raw materials, particularly lithium cobalt dioxide, the primary cost component of our battery products, or other product parts or components. Lithium cobalt dioxide mainly consists of cobalt. Cobalt market prices averaged $16.30 per pound in fiscal year 2006, $27.20 per pound in fiscal year 2007 and $41.60 per pound in fiscal year 2008. Cobalt traded as high as $51.20 per pound on March 3, 2008. The increase in cobalt’s market price has negatively impacted our financial results in recent years. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements.

Fuel costs have also increased significantly in recent months. Our results of operations could be adversely affected if we are unable to pass along price increases to address higher fuel costs related to the distribution of products from our warehouses and distribution centers to our customers.

A significant increase in the price of one or more raw materials, parts or components or the inability to successfully implement price increases / surcharges to mitigate such cost increases could have a material adverse effect on our results of operations.

We face intense competition from other battery cell manufacturers, many of which have significantly greater resources.

The market for battery cells used for portable electronic devices such as cellular phones is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in decline in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from manufacturers of traditional rechargeable battery cells, such as nickel-cadmium batteries, from manufacturers of rechargeable battery cells of more recent technologies, such as nickel-metal hydride and liquid electrolyte, other manufacturers of lithium-ion battery cells, as well as from companies engaged in the development of batteries incorporating new technologies. Other manufacturers of lithium-ion battery cells currently include Sanyo Electric Co., Sony Corporation, Matsushita Electric Industrial Co., Ltd. (Panasonic), GS Group, NEC Corporation, Hitachi Ltd., LG Chemical Ltd., Samsung Electronics Co., Ltd., BYD Co. Ltd., Tianjin Lishen Battery Joint Stock Co., Ltd., Henan Huanyu Group, Harbin Coslight Technology International Group Co., Ltd., Amperex Technology Limited and E-one Moli Energy (Canada) Limited.

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

In the years ended September 30, 2007 and 2008, we derived 27.6% and 28.6% respectively of our sales from outside the PRC. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

If the court issues an adverse decision, we may be required to pay plaintiffs substantial monetary damages, and be prohibited from further production of cells for A123Systems to be used in Black & Decker power tools or be required to pay royalties to engage in such production. Accordingly, our revenues and business prospects could be materially and adversely affected. In addition, regardless of the final outcome of the lawsuit, we may incur substantial costs and our management resource and attention to our business would be diverted.

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

We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality agreements to protect our intellectual property rights. As of September 30, 2008, we owned 281 registered patents in China and had 571 pending patent applications in China. We had 28 registered trademarks in China and 56 registered trademarks in the United States, European Union, Korea, Russia, Taiwan and Hong Kong that cover various categories of goods and services. We can make no assurances that all the pending patent applications will result in issue of patents or, if issued, that it will sufficiently protect our intellectual property rights. Nor can we make any assurances that any patent, trademark or other intellectual property rights that we have obtained may not be challenged by third parties. Implementation of PRC intellectual property-related laws has historically been lax, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may not be adequate to prevent unauthorized use of our intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us any royalties. Though we are not currently involved in any litigation with respect to intellectual property, we may need to enforce our intellectual property rights through litigation.

We do not hold the property ownership rights for facilities located in the PRC, nor have we obtained the required construction and zoning permits for our manufacturing facilities and other related facilities situated on the land. We may lose some or all of the land use rights that we have obtained. We are currently required to pledge land use rights and property rights that we do not currently have or do not have the requisite government approval to pledge.

We currently do not hold the property ownership rights to at least one of the tracts of property on which we have constructed our manufacturing facilities and other related facilities in the PRC. Under relevant PRC laws and regulations, because we previously did not have the land use right for the underlying land, we were not eligible to apply for the required property ownership right certificates and construction or zoning permits for the facilities we later built on the land, including our manufacturing facilities, and therefore we are not deemed to be the rightful owner for these facilities. While we have purchased the land use rights relating to all of our facilities, we can make no assurances that we will not be subject to any fine or other penalty for our past non-compliance with construction and zoning requirements. If we are unsuccessful in acquiring the property ownership rights, we could be forced to halt our production, vacate our current premises, and lose all of our facilities situated on the land without any compensation, which would adversely and materially affect our business, results of operations and our financial condition.

Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so, and were in the process of negotiating with the relevant government bureau for the extension of the completion date. If we fail to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to our Tianjin facility will become invalid. Should this occur, we could be forced to halt our production, vacate our current premises, and lose all of our facilities situated on the land without any compensation, which would adversely and materially affect our business, results of operations and our financial condition.

Pursuant to the property ownership and land use rights certificate that we obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008.  As of September 30, 2008, we had not done so, and were in the process of negotiating with the relevant government bureau for the extension of the completion date. In addition, according to the property ownership and land use rights certificate, such land may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. As of September 30, 2008, we were in the process of negotiating with the relevant government bureau for the requisite approval. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures. If any of these negotiations or applications proves unsuccessful, we could be forced to halt our production, vacate our current premises, lose all of our facilities situated on the land without any compensation, and/or be considered in breach of our loan agreement with China Development Bank, any of which would adversely and materially affect our business, results of operations and our financial condition.

We are also unable to insure any of our PRC-based facilities as to which we do not have the corresponding land use rights and/or property ownership rights certificates.  As a result, damage to any of these properties would adversely and materially affect our business, results of operations and our financial condition.

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

At September 30, 2008, we had short-term bank loans of $105.6 million, long-term bank loans of $8.8 million maturing within one year, long-term bank loans of $55.7 million maturing over one year, and bills payable of $13.3 million, a substantial portion of which is secured by certain of our assets that amounted to $69.0 million. Our inventory, machinery and equipment worth $64.6 million secured the short-term bank loans and long-term bank loans, and our deposits worth $4.4 million secured certain bills payable and construction payable. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financing, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

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

The insurance industry in China is still in an early stage of development and business interruption insurance available in China offers limited coverage compared to that offered in many developed countries. We do not carry business interruption insurance and therefore any business disruption or natural disaster could result in substantial damages or losses to us. In addition, there are certain types of losses (such as losses from forces of nature) that are generally not insured because either they are uninsurable or insurance cannot be obtained on commercially reasonable terms. Should an uninsured loss or a loss in excess of insured limits occur, our business could be materially adversely affected. Further, we have not been able to insure any of our manufacturing facilities since we have not yet received the applicable property ownership rights certificates. If we were to suffer any losses or damages to our manufacturing facilities, our business, financial condition and results of operations would be materially and adversely affected.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	a higher level of government involvement;

•	a early stage of development of the market-oriented sector of the economy;

•	a rapid growth rate;

•	a higher level of control over foreign exchange; and

•	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties for you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

If we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our operations are subject to PRC laws and regulations applicable to us. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations.

In addition, our facilities and products are subject to many laws and regulations. Our failure to comply with these and other applicable laws and regulations in China could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws or more rigorous enforcement of such laws or with respect to our current or past practices could have a material adverse effect on our business, operating results and financial condition. Further, additional environmental, health or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

We currently enjoy a reduced tax rate and other government incentives, and the loss of or reduction in these benefits may materially and adversely affect our business and results of operations.

Shenzhen BAK and BAK Electronics are both registered and operate in Shenzhen, the PRC, and are each recognized as “Manufacturing Enterprise Located in Special Economic Zone”. As a result, they have been entitled to a preferential enterprise income tax rate of 15%. In accordance with the relevant income tax laws, the profits of Shenzhen BAK and BAK Electronics were fully exempted from income tax for two years from the first profitable calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption for the immediate next three calendar years ("tax holiday").

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006. In addition, due to our qualified capital contributions to Shenzhen BAK in both 2005 and 2006  and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007, Shenzhen BAK was granted a preferential income tax rate of 3.309%, 3.82% and 7.5% for calendar years 2005, 2006 and 2007, respectively. In accordance with the transition period of the new corporate income tax law (the “New CIT Law”), described below, Shenzhen BAK’s income tax rate for the calendar years 2008, 2009, 2010 and 2011 is expected to be 18%, 20%, 22%, and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

BAK Electronics, established in August 2005, has been eligible for the same preferential tax treatment previously applicable to Shenzhen BAK and was in the tax holiday and fully exempt from any enterprise income tax for calendar years 2006 and 2007 followed by a three-year 50% reduction in its enterprise income tax rate. In addition, pursuant to the transition period of the New CIT Law, described below, and before considering the above-mentioned 50% reduction, BAK Electronics’ income tax rates for calendar years 2008, 2009, 2010, and 2011 are expected to be 18%, 20%, 22%, and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, BAK Electronics’ income tax rate after consideration of its tax holiday is expected to be 9%, 10%, 11%, and 24% for the calendar years 2008, 2009, 2010, and 2011, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

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

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

Most of our sales revenue and expenses are denominated in RMB.  Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Fluctuation in the value of the RMB may result in foreign currency translation losses or in increased costs to us.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 17.7% appreciation of the RMB against the U.S. dollar between July 21, 2005 and September 30, 2008. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. Our revenues and costs are mostly denominated in the RMB, and a significant portion of our financial assets are also denominated in RMB. We rely entirely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on common stock in U.S. dollars. For example, an appreciation of the RMB against the U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into the RMB for such purposes. An appreciation of the RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into the RMB, as the RMB is our reporting currency.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rule”), which became effective on September 8, 2006. The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

An outbreak of a pandemic avian influenza, Severe Acute Respiratory Syndrome (“SARS”)  or other contagious disease may have an adverse effect on the economies of certain Asian countries and may adversely affect our results of operations.

During the past five years, large parts of Asia experienced unprecedented outbreaks of avian influenza caused by the H5N1 virus which, according to a report of the World Health Organization, or WHO, in 2004, “moved the world closer than any time since 1968 to an influenza pandemic with high morbidity, excess mortality and social and economic disruption.” Currently, no fully effective avian flu vaccines have been developed and there is evidence that the H5N1 virus is evolving and an effective vaccine may not be discovered in time to protect against the potential avian flu pandemic. In the first half of 2003, certain countries in Asia experienced an outbreak of severe acute respiratory syndrome, or SARS, a highly contagious form of atypical pneumonia, which seriously interrupted the economic activities and the demand for goods plummeted in the affected regions. An outbreak of avian flu, SARS or other contagious disease or the measures taken by the governments of affected countries against such potential outbreaks, may seriously interrupt our production operations or those of our suppliers and customers, which may have a material adverse effect on our results of operations. The perception that an outbreak of avian flu, SARS or other contagious disease may occur again may also have an adverse effect on the economic conditions of countries in Asia.

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

Under the New Enterprise Income Tax (“EIT”) Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed the New EIT Law and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that China BAK Battery, Inc. is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

In addition, under the New CIT Law, dividends payable by a FIE to any of its foreign non-resident enterprise investors shall be subject to a 10% withholding tax, unless such foreign non-resident enterprise investor’s jurisdiction of incorporation has signed a tax treaty or arrangement for the avoidance of double taxation and the prevention of fiscal evasion with respect to taxes on income with China that provides for a reduced rate of withholding tax on dividends. Since the PRC and Hong Kong have signed the above-mentioned tax arrangement for the avoidance of double taxation, and Shenzhen BAK, BAK Electronics and BAK Tianjin are wholly owned by BAK International, the dividends payable by each of Shenzhen BAK, BAK Electronics and BAK Tianjin to its foreign non-resident enterprise investors are expected to be subject to a 5% withholding tax pursuant to the China-Hong Kong double tax arrangement. However, dividends declared and paid from pre-January 1, 2008 distributable profits are grandfathered under the New EIT Law and are not subject to withholding tax.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use and property ownership rights, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

The recent PRC Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a business combination transaction that is acceptable to our stockholders or sufficiently protect their interests in a business combination transaction.

Risks Related to Our Common Stock

The market price for our common stock may be volatile.

The market price for our common stock may be highly volatile and could be subject to wide fluctuations in response to a variety of factors, some of which may be beyond our control. Factors affecting the trading price of our common stock include:

•	the lack of depth and liquidity of the market for our common stock;

•	actual or anticipated fluctuations in our quarterly operating results;

•	announcements of new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	market conditions in our industry;

•	changes in operations or market valuations of other companies in our industry;

•	our sales of common stock;

•	investor perceptions of us and our business;

•	changes in the estimates of the future size and growth rate of our markets;

•	market conditions in industries of our customers;

•	announcements by our competitors of significant acquisitions;

•	strategic partnerships, joint ventures or capital commitments;

•	recruitment or departures of key personnel;

•	potential litigation;

•	any material weaknesses in our internal control over financial reporting; and

•	the overall economy, geopolitical events, terrorist activities, or threats of terrorism.

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

Our directors and executive officers, collectively, own approximately 33.5% of our outstanding common stock and may be able to control our management and affairs.

As of September 30, 2008, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 33.5% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We have completed the construction and put into use facilities measuring 218,178 square meters comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls and administrative offices at the BAK Industrial Park in Shenzhen. Of that space, approximately 120,000 square meters are manufacturing facilities. We have also completed the construction and put into use 17,867 square meters of manufacturing facilities in Tianjin. We are currently constructing 39,996 square meters of manufacturing and related facilities in Tianjin. At present, we have no significant payment obligations related to these facilities.

We believe that our existing facilities have met our current business needs and will meet the needs of our expanded operations.

The following table sets forth the breakdown of our facilities as of September 30, 2008 based on use and product type:

Shenzhen BAK facilities	Usage	Area (m2))
Completed facilities	Manufacturing
	Prismatic (steel-case)	27,776
	Prismatic (aluminum-case)	45,179
	Cylindrical	15,400
	Lithium polymer	13,888
	R&D and administrative	18,593
	Warehousing	19,087
	Workers’ dormitory	46,124
	Other facilities	32,131
	Sub-total	218,178

BAK Tianjin facilities
Completed facilities	Manufacturing
	High-power lithium-phosphate	17,867

Facilities under construction	Manufacturing
	High-power lithium-phosphate	25,966
	Workers’ dormitory	6,616
	Dinning hall	7,304
	Other facilities	110
	Sub-total	57,863

	Total	276,041

According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced. An ownership certificate will be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained. We recently obtained the land use right to the tract of property on which we have constructed and on which we plan further construction of our manufacturing facilities and other related facilities in Shenzhen. While we have been constructing and have completed a substantial part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, we understand it did not have the authority to grant us the land use rights certificate. However, the Company obtained approval for project planning and construction from the government of Shenzhen on June 20, 2007. Under an agreement with the government of Shenzhen for the acquisition of the land use rights to BAK Industrial Park dated June 29, 2007, effective June 2008, the government agreed to provide us with the land use rights certificate relating to BAK Industrial Park on the condition that the Company would pay it an additional $11,819,841. According to a notice received from the government of Shenzhen on June 6, 2008, the Company obtained government grants of $7,889,991 to subsidize this additional payment. As of September 30, 2008, the Company had fully paid the remaining cost of $3,929,850 and had obtained the land use rights certificate for BAK Industrial Park.

We are not able to insure our manufacturing facilities at BAK Industrial Park, our Tianjin facility, or our new Research and Development Test Centre to be constructed in Shenzhen, China, until we receive the required certificate of property ownership. Upon receipt of the certificate of property ownership, we intend to procure such insurance.  The applications for the related certificates of property ownership rights are in process with respect to our facilities at BAK Industrial Park and Tianjin (see discussion of our Research and Development Test Centre below). As we have been granted the land use rights certificate to the premises presently occupied by the Company in BAK Industrial Park, there should be no legal barriers for us to obtain a property ownership certificate for this property. However, it is possible that the Shenzhen government may determine that even with our land use rights certificate, the buildings constructed at BAK Industrial Park were still constructed without the proper authority and must be vacated as illegitimate constructions, and we might be subject to penalties and fines. However, we believe that this possibility, while present, is remote.

As of September 30, 2007, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our Tianjin facility.  As of September 30, 2008, we had obtained the relevant land use rights certificate to this facility, and were in the process of obtaining the relevant property ownership rights certificate to this facility.  Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so, and were in the process of negotiating with the relevant government bureau for the extension of the completion date.

As of September 30, 2007, we had paid the lease prepayment amount of $717,000 for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China.  As of September 30, 2008, we had obtained the relevant property ownership and land use rights certificate. Pursuant to the property ownership and land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008.  As of September 30, 2008, we had not done so, and were in the process of negotiating with the relevant government bureau for the extension of the completion date. In addition, according to the property ownership and land use rights certificate, such rights may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. As of September 30, 2008, we were in the process of negotiating with the relevant government bureau for the requisite approval. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures.

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

Liquidated Damages Pursuant to November 2007 Registration Rights Agreement. We may be liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto has not been declared effective by the SEC by the 100th calendar day after the closing of our private placement on November 9, 2007, or the “Effectiveness Deadline”, then we would be liable to pay partial liquidated damages to each such investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on the one-month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (prorated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline and the time that we are no longer required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on each of the following dates: the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (pro-rated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that we are no longer required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations. Such liquidated damages would bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

On December 21, 2007, pursuant to the registration rights agreement, we filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. On August 26, 2008, we conducted a registered direct offering of 4,102,564 shares of common stock, at an offering price of $3.90 per share, in which the purchasers also received warrants to purchase up to 4,102,564 shares of common stock at an exercise price of $3.90 per share.  With one exception, all of the investors that participated in our November 2007 private placement, or persons controlling them, participated in our August 2008 registered direct offering.  We reduced each of these investors (or each such investor’s participating affiliate’s) purchase price by an amount that was at least equal to the amount that we determined that we may have been liable for as liquidated damages to such investor (or its participating affiliate).  As a result, we estimate that liquidated damages incurred under the November 2007 registration rights agreement for the fiscal year ended September 30, 2008 to have totaled approximately $561,000, of which approximately $402,000 had been paid as of fiscal year end.

Make-Good Settlements. Beginning on March 13, 2008, we have entered into settlement agreements with certain investors in the January 20, 2005, private placement completed by the Company. Pursuant to the settlement agreements, we and such investors have agreed, without any admission of liability, to a settlement and mutual releases from all claims relating to the January 20, 2005 private placement, including all claims relating to 1,089,775 “make good shares” of our common stock that had been placed into escrow by Xiangqian Li, our chairman and chief executive officer, in connection with the January 20, 2005, private placement, as well as all claims, including claims for liquidated damages, relating to registration rights granted in connection with the January 20, 2005, private placement. Pursuant to the settlement agreements, we have made settlement payments to each of the settling investors of a number of shares of common stock equal to 50% of the number of “make good shares” such investor had claimed. Aggregate settlement payments amounted to 368,745 shares as of September 30, 2008, all of which were issued in the fiscal year ended September 30, 2008. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the settlement agreements, we filed a registration statement covering the resale of such shares, which was declared effective by the SEC on June 26, 2008.

In accordance with the Delivery of Make Good Shares, Settlement and Release Agreement entered into with Mr. Li on October 22, 2007 (the “Li  Settlement Agreement”), we may continue to negotiate with the investors who participated in the January 20, 2005, private placement in order to achieve a complete settlement of our obligations under the applicable agreements with such investors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 28, 2008, our 2008 annual meeting of stockholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1933. At the meeting, the matters brought for stockholder vote were: (1) To elect five persons to the Board of Directors of the Company, each to serve until a successor is elected and qualified by the shareholders of the Company or until such person shall resign, be removed or otherwise leave office, (2) To ratify the selection by the Audit Committee of PKF as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008 and (3) To act upon a proposal to amend the Company’s Stock Option Plan (the “Stock Option Plan”) to (i) increase the number of shares of the Company’s Common Stock available for grants of options and other stock-based awards under such plan and make a related amendment to Section 1.7 of such plan and (ii) amend the definition of “Fair Market Value”.  No other business was brought before the meeting. Stockholder votes that were cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each director nominee were as follows:

Name of Director	For	Against	Withheld	Abstention	Broker Non-Votes
Xiangqian Li	27,139,849	38,269	-	454,561	-
Huanyu Mao	27,176,804	1,314	-	454,561	-
Richard B. Goodner	27,172,987	5,131	-	454,561	-
Charlene Spoede Budd	27,162,321	15,797	-	454,561	-
Chunzhi Zhang	27,170,887	7,231	-	454,561	-

27,258,020 votes for, 329,634 votes against, and 45,024 abstained were cast to ratify the selection by the Audit Committee of PKF as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008.

8,767,366 votes for, 780,076 votes against, and 22,880 abstained were cast to act upon the proposal to amend the Stock Option Plan.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price Information for Our Common Stock

Since May 31, 2006, our common stock has been listed on the Nasdaq Global Market under the symbol “CBAK.” Prior to that date, our common stock had been quoted on the Over-the-Counter Bulletin Board under the symbol “CBBT.” On December 11, 2008, the last reported sales price of our common stock on the Nasdaq Global Market was $2.24 per share.

The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the Over-the-Counter Bulletin Board and the Nasdaq Global Market, as adjusted for all previously effected stock splits. These prices do not include retail markup, markdown or commission and may not represent actual transactions.

	Common Stock
Quarter Ended	High	Low

Fiscal 2008
December 31, 2007	$8.58	$3.58
March 31, 2008	$5.88	$3.16
June 30, 2008	$5.25	$3.60
September 30, 2008	$5.10	$3.50
Fiscal 2007
December 31, 2006	$7.99	$5.81
March 31, 2007	$6.49	$3.25
June 30, 2007	$4.42	$3.05
September 30, 2007	$8.82	$3.36

Holders of Our Common Stock

As of December 11, 2008, there were 57,680,231 shares of our common stock outstanding.  As of December 11, 2008, we had approximately 94 record holders of our capital stock.

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

Recent Sales of Unregistered Securities

No securities were sold by the registrant during the fiscal year ended September 30, 2008 that were not registered under the Securities Act.

During the fiscal year ended September 30, 2008, the Company entered into a number of settlement agreements pursuant to which the Company issued to certain accredited investors an aggregate of 368,745 shares of the Company’s common stock.  For a discussion of the terms of the settlement agreements, see Part II, Item 3. “Legal Proceedings — Make Good Settlements” above.

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

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended September 30, 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

Selected Consolidated Financial Data

The selected consolidated statement of income and comprehensive income data for the years ended September 30, 2006, 2007 and 2008 and the selected consolidated balance sheet data as of September 30, 2007 and 2008 are derived from our audited consolidated financial statements included elsewhere in this Report.

The selected consolidated balance sheet data as of September 30, 2004, 2005 and 2006, and the selected consolidated financial data for the years ended September 30, 2004 and 2005, are derived from our audited consolidated financial statements not included in this Report.

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

	As of September 30,
	2008	2007	2006(1)	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:

Net revenues	$245,348	$145,861	$143,829	$101,922	$63,746

Cost of revenues	$214,442	$120,255	$104,196	$76,047	$50,294

Gross profit	$30,906	$25,606	$39,633	$25,875	$13,452

Operating expenses	$31,402	$21,025	$17,061	$10,391	$4,679

Operating (loss) / income	$(496)	$4,581	$22,572	$15,484	$8,773

Finance costs, net	$11,021	$5,225	$1,888	$845	$454

Gain on trading securities	$-	$-	$279	$-	$-

Government grant income	$1,774	$1,035	$-	$-	$-

Other (income) / expenses	$(757)	$103	$205	$490	$10

Income taxes (benefits) / expenses	$(1,045)	$(195)	$593	$652	$507

Net (loss) / income	$(7,941)	$483	$20,165	$13,497	$7,802

Other comprehensive income- Foreign currency translation adjustment	$15,261	$6,436	$2,443	$1,005	$-	(3)

Comprehensive income	$7,320	$6,919	$22,608	$14,502	$7,802

Net (loss) / income per share data(2) Basic and Diluted	$(0.15)	$0.01	$0.41	$0.35	$0.25

Weighted average number of shares
Basic	52,314	48,979	48,880	38,289	31,226
Diluted	52,314	49,442	48,913	38,409	31,226

(1) Prior to October 1, 2005, we applied the intrinsic-value method for stock-based award accounting, under which compensation expense is recorded only if on measurement day, which is generally the date of grant, the market price exceeded the exercise price. No stock-based compensation costs were recognized in fiscal year 2005. We adopted SFAS 123R commencing on October 1, 2005 using the modified prospective approval. Therefore, share-based compensation costs of $4.3 million, $2.6 million, and $3.8 million are recognized in fiscal years 2006, 2007, and 2008, respectively.

(2) Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if currently outstanding securities or other contracts to issue shares were exercised or converted into shares.

(3) Less than $1,000.

	As of September 30,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,707	$14,197	$21,100	$33,056	$3,212
Pledged deposits	$4,449	$4,595	$12,972	$19,392	$7,120
Trade accounts receivable, net	$82,740	$63,151	$64,332	$43,864	$21,018
Inventories	$67,583	$59,827	$47,389	$21,696	$29,536
Property, plant and equipment, net	$195,435	$145,123	$109,406	$65,751	$41,706
Lease prepayments, net	$31,782	$17,884	$3,161	$3,155	$4,003
Total assets	$424,047	$307,229	$259,655	$189,486	$109,155

Total current liabilities	$193,466	$150,926	$145,722	$98,944	$88,650
Short-term bank loans	$105,598	$89,871	$67,900	$39,545	$29,116
Long term liabilities	$63,509	$29,571	$305	$233	$75
Total liabilities	$256,975	$180,497	$146,027	$99,177	$88,725
Total stockholders’ equity	$167,072	$126,732	$113,628	$90,309	$20,430

Total liabilities and owners’ equity	$424,047	$307,229	$259,655	$189,486	$109,155

	As of September 30,
	2008	2007	2006	2005	2004
	(in thousands)
Other Consolidated Financial Data:
Gross margin (1)	12.6%	17.6%	27.6%	25.4%	21.1%
Operating (loss) / margin (2)	(0.2)%	3.1%	15.7%	15.2%	13.8%
Net (loss) / margin (3)	(3.2)%	0.3%	14.0%	13.2%	12.2%
Capital expenditures	$51,228	$65,835	$41,382	$30,594	$28,254
Depreciation and amortization	$13,249	$8,912	$5,816	$3,581	$1,758
Net cash provided by / (used in) operating activities	$2,704	$2,986	$(5,685)	$8,014	$3,593
Net cash used in investing activities	$50,551	$65,895	$41,416	$30,596	$28,300
Net cash provided by financing activities	$67,164	$55,244	$35,047	$52,363	$27,249

(1) Gross margin represents gross profit divided by revenues.

(2) Operating (loss) / margin represents operating (loss) / income divided by revenues.

(3) Net (loss) / margin represents net (loss) / income divided by revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are one of the largest manufacturers of lithium-ion battery cells in the world, as measured by production output. Our battery cells are the principal component of rechargeable lithium-based batteries used to power the following applications:

•	cellular phones — customer segments include OEM and replacement battery manufacturers;

•	notebook computers;

•	portable consumer electronics, such as digital media devices, portable media players, and PDAs; and

•	cordless power tools and other products using high-power lithium-phosphate batteries, such as mining lamps, hybrid electric vehicles, and light electric vehicles.

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

We have recently expanded our product offerings by adding three new product lines:

•
Cylindrical lithium-ion cells for use in notebook computers. We began commercial production of cylindrical cells for notebook computers in June 2006 using our new automated production line. We increased our manufacturing capacity in line with advancements in our manufacturing technology and increases in customer demand. As of September 30, 2008, we had installed and activated our second automated cylindrical cell production line. We also began the installation of our third and fourth automated cylindrical cell production lines, which are expected to be completed in the middle of calendar year 2009. Our batteries have passed all safety, reliability and performance tests by HP designated battery pack manufacturers, a significant step in our continuing efforts, pursuant to our non-binding Letter of Intent with HP, to reach a definitive agreement to supply lithium-ion battery cells to HP.  During the past fiscal year, we began shipping cylindrical cells to a number of well-known Taiwan-based notebook computer and notebook computer battery companies, including notebook computer battery pack manufacturer Simplo and notebook computer maker, ASUSTek Computer, Inc., by way of third-party pack assembling companies.

•
High-power, lithium-phosphate cells for use in cordless power tools and other applications. We began commercial production of lithium-phosphate cells at our Shenzhen facility for use in cordless power tools in October 2005, and for mining lamps in March 2007, at which point our lithium-phosphate cells passed certain related safety tests set by the Quality Supervision and Testing Center of Chemical and Physical Power Sources of the PRC’s Ministry of Information Industry. In December 2006, a new subsidiary, BAK Tianjin, was incorporated to focus on the R&D, manufacturing and distribution of lithium-phosphate cells. We have since shifted all lithium-phosphate cells manufacturing machinery, equipment and personnel from our Shenzhen facility to our Tianjin facility. In October 2008, our Tianjin facility completed construction of its first lithium-phosphate cells production line, and initiated trial production of lithium-phosphate cells. The first shipment of its lithium-phosphate  cells  will be used in cordless power tools and mining lamps.

We have also been engaging in the research and development of lithium-phosphate cells for use in light electric vehicles and hybrid electric vehicles, and have been actively seeking market opportunities for such applications.

•
Lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, PDAs, Bluetooth headsets, digital media players and digital audio players. We began commercial production of lithium polymer cells in September 2005. During the past fiscal year, we began shipping polymer cells to a number of well-known companies, including SanDisk, BBK, Changhong, and Gionee.

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

Pressure from Increases in Costs of Raw Materials

In the near-term, we anticipate that we will continue to experience pressure due to increased costs, including the costs of raw materials and overhead, as well as the costs of additional anticipated capital improvements as we transition from primarily the replacement market industry to global first-tier OEM products. In the past year, the price of lithium cobalt dioxide, the primary cost component of our battery products, increased significantly. In response to this challenge, while we believe that we remain among the low-cost manufacturers in the industry, we are seeking to reduce the purchase costs of raw materials and other unit costs of production while pursuing opportunities to raise selling prices where it would benefit our financial results. We seek to achieve this by increasing our production capacity to give us greater economies of scale through higher bargaining power to secure a supply of materials and equipment at a lower cost, and a larger base for spreading out our fixed costs. Our ability to raise selling prices to transfer the cost increase pressure to our customers and maintain existing customers’ satisfaction is critical to our profitability and future success in an increasingly price-sensitive market. Through sincere communication with our customers, we have raised the selling prices of some of our products since April 2008. In addition, we are seeking to identify alternative raw materials suppliers to the extent there are viable alternatives and to expand our use of alternative raw materials. Among other things, we have successfully developed the technology to use substitute materials to reduce the amount of lithium cobalt dioxide used in the manufacture of lithium-based cells. We have also restructured our operations in an effort to streamline corporate resources and improve internal efficiency, with a particular focus on manufacturing and sales.

Seasonality of Operating Results

Historically, our revenues were not materially impacted by seasonal variations. During the first several years of our operation, manufacturing capacities fell short of customer demands. As such, seasonality was minimal. Since we increased our manufacturing capacities, our revenues are now affected by seasonal variations in customer demand. We expect to experience seasonal lows in the demand for our products during the months of April to July, reflecting our customers’ decreased purchases. On the other hand, we will generally experience seasonal peaks during the months of September to March, primarily as a result of increased purchases from our customers. Also, at various times during the year, our inventories may be increased in anticipation of increased demand for consumer electronics. The months of October and February tend to be seasonally low sales months due to plant closures for national holidays and the Chinese New Year in the PRC.

Controls and Procedures

First Restatement

In the course of the SEC review of registration statements on Form SB-2 (File Nos. 333-122209 and 333-130247), we restated on January 30, 2006, pursuant to Amendment No.1 to our annual report on Form 10-KSB for the fiscal year ended September 30, 2005, our consolidated balance sheet as of September 30, 2004, our consolidated statements of income and comprehensive income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the fiscal year ended September 30, 2004, and also extended or modified certain notes to these consolidated financial statements. This restatement arose out of accounting errors relating to (1) misclassification of cash transactions, (2) incorrect charging to our statements of income and comprehensive income for fiscal 2003 and 2004 for the deficit attributable to 1,152,456 shares outstanding prior to our reverse merger on January 20, 2005, and (3) incorrect presentation of depreciation expenses in the statement of income and comprehensive income. The restatement resulted in an increase in net cash from financing activities, a decrease in the amount of common stock outstanding and a corresponding increase in paid-in capital, and a decrease in gross profit for the fiscal year ended September 30, 2004 by $1,635,971, or approximately 11%.

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

Third Restatement

As reported in the current report on Form 8-K filed with the SEC on August 4, 2006, we changed our independent registered public accounting firm from Schwartz Levitsky Feldman LLP to KPMG. We engaged KPMG on May 15, 2006 to audit our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the course of the audit, KPMG notified our accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction relating to: (1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expense; (2) the incorrect charging to shareholders’ equity for fiscal year 2005 of the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income; (3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation of the applicable PRC laws; (4) the understatement of our accumulated foreign-currency translation adjustment for fiscal 2005 included in comprehensive income and overstatement of our additional paid-in capital due to a calculation error during consolidation; (5) other misstatements identified, which were individually not material, including amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items, and (6) the consequential understatements or overstatements of income tax expenses. The net restatement adjustments resulting from these accounting misstatements resulted in an increase in our net income and earnings per share for the fiscal years 2003, 2004 and 2005, respectively.

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

Our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 covered by Management’s Report on Internal Control over Financial Reporting. We have identified the following material weaknesses as of September 30, 2008:

•
The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the Company’s financial requirements. Additionally, the Company’s senior management lacked an adequate level of accounting knowledge, experience and training in the application of U.S. GAAP, and did not implement adequate and proper supervisory review to ensure the consolidated financial statements were prepared in conformity with U.S. GAAP and with requirements of the U.S. Securities and Exchange Commission.

•
The Company did not maintain effective controls over the accounting for construction in progress assets and the determination of depreciation expenses when the assets are ready for their intended use. Specifically, the Company did not have effective controls to track and assess the ready-for-intended-use status of the construction in progress assets to ensure the construction in progress assets being transferred to property, plant and equipment and the related commencement of depreciation expense was in accordance with U.S. GAAP.

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

The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Year ended September 30,
	2008	2007	2006
	(in thousands)
Prismatic cells
Steel-case cells	$29,300	$34,869	$64,299
Aluminum-case cells	$130,110	$69,916	$49,514
Battery packs	$25,500	$11,798	$9,843
Cylindrical cells	$42,567	$3,422	$608
High-power lithium-phosphate cells	$-	$20,562	$18,537
Lithium polymer cells	$17,871	$5,294	$1,028
Total	$245,348	$145,861	$143,829

Our net revenues have increased during the fiscal years 2006, 2007, and 2008, in part because of increased shipments as we ramped up our production capacity to meet customer demands for our products.

Cost of Revenues.  Cost of revenues consists primarily of material costs, employee remuneration for staff engaged in production activity, share-based compensation, depreciation and related expenses that are directly attributable to the production of products. Cost of revenues also includes write-downs of inventory to lower of cost or market. Cost of revenues from the sales of battery packs includes the fees we pay to pack manufacturers for assembling our prismatic cells into battery packs.

The average unit costs of our products was higher in the fiscal year ended September 30, 2008, as compared to the fiscal years ended September 30, 2007 and 2006, mainly because the purchase cost of lithium cobalt dioxide increased. Lithium cobalt dioxide is the main material in our products, rechargeable lithium batteries. In addition, during the fiscal year ended September 30, 2008, there was a trend of increasing costs relating to overhead, other raw materials, transportation, labor, and other business costs. As a result, our gross profit, as a percentage of net revenues, decreased from 27.6% for the fiscal year ended September 30, 2006 and 17.6% for the fiscal year ended September 30, 2007 to 12.6% for the fiscal year ended September 30, 2008. Likewise, net loss for the fiscal year ended September 30, 2008 was $7.9 million as compared to net income of $483,000 for the fiscal year ended September 30, 2007 and net income of $20.1 million for the fiscal year ended September 30, 2006. We believe that the average price of lithium cobalt dioxide in the fiscal year ended September 30, 2008, which was approximately 65.2% higher than the average price of lithium cobalt dioxide during the same period of fiscal year 2007 and 118.7% higher than the average price of lithium cobalt dioxide during the same period of fiscal year 2006, will fluctuate and may continue to increase in the short run. To the extent that we are not able to fully reflect these increased costs in our prices or use alternative less costly materials, our gross profit, as a percentage of net revenues, may decrease.

Research and Development Expenses.  Research and development expenses primarily comprise of remuneration for R&D staff, share-based compensation, depreciation and maintenance expenses relating to R&D equipment, and R&D material costs.

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

Gain on Trading Securities.  Gain on trading securities represents realized gain from purchases and sales of certain listed shares in open market of Hong Kong Stock Exchange. These transactions were concluded by BAK International Limited, our Hong Kong subsidiary. As of September 30, 2008, we and our subsidiaries do not hold any equity or debt securities on hand for trading purpose. We do not anticipate investment in trading securities to form an ongoing part of our treasury function.

Government Grant Income / Other Expenses / (Other Income).  Government grant income for the year ended September 30, 2008 mainly consisted of receipt of grant funds to subsidize the interest expenses incurred by the Company in prior years for research and development activities, to reward Shenzhen BAK for its contributions to the Shenzhen area’s economy, and to subsidize the payment for land use rights of BAK Industrial Park. No present or future obligation arises from the receipt of such amount.

Finance Costs, Net.  Finance costs consist primarily of interest income, interest on bank loans, net of capitalized interest, and bank charges.

Income Taxes. Under PRC income tax laws and regulations, before January 1, 2008, a foreign-invested enterprise, or FIE, was generally subject to an enterprise income tax rate of 33.0%, which included a 30% state income tax and a 3.0% local income tax. However, from at least calendar year 2002 through calendar year 2007, an enterprise recognized as a “Manufacturing Enterprise Located in Special Economic Zone” under PRC tax law was entitled to a preferential income tax rate of 15%. Moreover, a foreign-invested manufacturing enterprise, starting from its first profitable calendar year after offset of accumulated taxable losses, was entitled to a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. An enterprise qualified for such treatment may receive a further tax rate reduction related to the size of qualified capital contributions received.  In addition, from at least calendar year 2002 through calendar year 2007, an enterprise qualified as an “advanced technology enterprise” under PRC tax law was also entitled to a 50% reduction of income taxes.
Shenzhen BAK and BAK Electronics are both registered and operate in Shenzhen, the PRC, and are each recognized as “Manufacturing Enterprise Located in Special Economic Zone”. As a result, they have been entitled to a preferential enterprise income tax rate of 15%. In accordance with the relevant income tax laws, the profits of Shenzhen BAK and BAK Electronics were fully exempted from income tax for two years from the first profitable calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption for the immediate next three calendar years ("tax holiday").

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006. In addition, due to our qualified capital contributions to Shenzhen BAK in both 2005 and 2006  and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007, Shenzhen BAK was granted a preferential income tax rate of 3.309%, 3.82% and 7.5% for calendar years 2005, 2006 and 2007, respectively. In accordance with the transition period of the new corporate income tax law (the “New CIT Law”), described below, Shenzhen BAK’s income tax rate for the calendar years 2008, 2009, 2010 and 2011 is expected to be 18%, 20%, 22%, and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

BAK Electronics, established in August 2005, has been eligible for the same preferential tax treatment previously applicable to Shenzhen BAK and was in the tax holiday and fully exempt from any enterprise income tax for calendar years 2006 and 2007 followed by a three-year 50% reduction in its enterprise income tax rate. In addition, pursuant to the transition period of the New CIT Law, described below, and before considering the above-mentioned 50% reduction, BAK Electronics’ income tax rates for calendar years 2008, 2009, 2010, and 2011 are expected to be 18%, 20%, 22%, and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, BAK Electronics’ income tax rate after consideration of its tax holiday is expected to be 9%, 10%, 11%, and 24% for the calendar years 2008, 2009, 2010, and 2011, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $193,403 pursuant to their tax holiday for the fiscal year ended September 30, 2008, or $0.004 per basic share.

BAK Tianjin is currently exempted from any enterprise income tax due to cumulative tax losses.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt the New CIT Law. The New CIT Law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic enterprises and FIEs. The New CIT Law became effective on January 1, 2008. According to the New CIT Law, the applicable income tax rate for Shenzhen BAK, BAK Electronics and BAK Tianjin will be 25% after their preferential tax holidays and the transition period have ended.  During the transition period, tax rates for subject entities are expected to be 18%, 20%, 22%, and 24% for the calendar years 2008, 2009, 2010, and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

Our Canada subsidiary, BAK Canada, is subject to Canada profits tax at the rate of 38%. However, because it does not have any assessable income derived from or arising in Canada, it has not paid any Canada profits tax.

Our German subsidiary, BAK Europe, is subject to Germany’s profits tax at the rate of 25%. However, because it does not have any assessable income derived from or arising in Germany, it has not paid any German profits tax.

Our India subsidiary, BAK India, is subject to India profits tax at the rate of 30%.  However, because it does not have any assessable income derived from or arising in India, it has not paid any Indian profits tax.

Our Hong Kong subsidiary, BAK International, is subject to Hong Kong profits tax at the rate of 16.5%. However, because it does not have any assessable income derived from or arising in Hong Kong, it has not paid any Hong Kong profits tax.

Our effective tax rate was 2.9% for the fiscal year ended September 30, 2006, and our effective tax benefit rate was 67.9% and 11.6% for the fiscal years ended September 30, 2007 and 2008, respectively.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne. Our imported raw materials that are used for manufacturing export products and are deposited in bonded warehouses are exempt from import VAT.

Results of Operations

The following sets forth certain income statement information for the fiscal years ended September 30, 2006, 2007 and 2008.

	Fiscal year ended September 30,
	2008		2007		2006
	All amounts	As a percentage of net revenues	All amounts	As a percentage of net revenues	All amounts	As a percentage of net revenues
	(in thousands of dollars, except percentages)
Statement of operations data:

Net revenues	$245,348	100%	$145,861	100%	$143,829	100%

Cost of revenues	$214,442	87.4%	$120,255	82.4%	$104,196	72.4%

Gross profit	$30,906	12.6%	$25,606	17.6%	$39,633	27.6%

Operating expenses:
Research and development expenses	$6,252	2.5%	$3,957	2.7%	$2,935	2.0%
Sales and marketing expenses	$5,803	2.4%	$4,696	3.2%	$5,055	3.5%
General and administrative expenses	$19,347	7.9%	$12,372	8.5%	$9,071	6.3%
Total operating expenses	$31,402	12.8%	$21,025	14.4%	$17,061	11.9%

Operating (loss) / income	$(496)	(0.2)%	$4,581	3.2%	$22,572	15.7%

Finance Costs, Net	$11,021	4.5%	$5,225	3.6%	$1,888	1.3%
Other (income) / expenses	$(757)	(0.2)%	$103	0.1%	$205	0.1%
Gain on trading securities	$-	-%	$-	-	$279	0.2%
Government grant income	$1,774	0.7%	$1,035	0.7%	$-	-
Income taxes (benefits) / expenses	$(1,045)	(0.4)%	$(195)	(0.1)%	$593	0.4%
Net (loss) / income	$(7,941)	(3.2)%	$483	0.3%	$20,165	14.0%

Results of operations for the fiscal year ended September 30, 2008 as compared to the fiscal year ended September 30, 2007.

Net Revenues.  Net revenues increased to $245.3 million for the fiscal year ended September 30, 2008 as compared to $145.9 million for the same period of the prior year, an increase of $99.4 million or 68.2%.

•
Net revenues from the sales of steel-case cells decreased to $29.3 million in the year ended September 30, 2008 from $34.9 million in the same period in 2007, a decrease of $5.6 million or 16.0%, due to our strategic reduction of steel-case cell production in order to increase our aluminum-case cell production capacity, to facilitate our transition from the secondary market to the OEM market, and to capitalize on the greater benefits of aluminum-case cells. During the year ended September 30, 2008, the price and profit margin of steel-case cells were lower than those of aluminum-case cells, and market demand for aluminum-case cells was stronger than that for steel-case cells. As a result, we expect to continue to increase our production of aluminum-case cells and decrease our production of steel-case cells. We expect that this shift will positively impact our revenue.

•
Net revenues from the sales of aluminum-case cells increased to $130.1 million in the year ended September 30, 2008 from $69.9 million in the same period in 2007, an increase of $60.2 million or 86.1%, due to a 65.5% increase in sales volume, driven by increased sales to the OEM market in the PRC, and a 12.5% increase in our average selling price.

•
Net revenues from sales of battery packs increased to $25.5 million in year ended September 30, 2008 from $11.8 million in the same period in 2007, an increase of $13.7 million or 116.2%, due to a 73.7% increase in sales volume and a 24.4% increase in average selling price, driven by increased sales to the OEM market in the PRC.

•
Net revenues from the sales of cylindrical cells increased to $42.6 million in the year ended September 30, 2008 from $3.4 million in the same period in 2007, an increase of $39.2 million or 1143.9%, due to a 213.1% increase in sales volume and a 70.5% increase in average selling price, driven by increased exports.

•
We also sold $17.9 million of lithium polymer cells for the year ended September 30, 2008, compared to $5.3 million of lithium polymer cells in the same period in 2007, an increase of $12.6 million or 237.5%, due to our ability to meet additional demand by increasing production.

•
We had no sales of high-power lithium-ion for the year ended September 30, 2008, compared to $20.6 million in the same period in 2007, primarily due to the termination of our manufacturing agreement with A123Systems in August 2007. We are actively seeking new markets; such as the markets for mining lamps, hybrid electric vehicles; and light electric vehicles, for our high-power lithium-ion cells.

Cost of Revenues.  Cost of revenues increased to $214.4 million for the year ended September 30, 2008, as compared to $120.3 million for the same period in 2007, an increase of $94.1 million or 78.3%. The increase in cost of revenues was mainly due to a significant increase in the cost of lithium cobalt dioxide, the main raw material in our products.

As a result, gross profit for the year ended September 30, 2008 was $30.9 million or 12.6% of net revenues as compared to gross profit of $25.6 million or 17.6% of net revenues for the same period in 2007. The decrease in gross profit as a percentage of net revenues was primarily due to the significant increase in the cost of lithium cobalt dioxide.

Research and Development Expenses.  Research and development expenses increased to $6.3 million for the year ended September 30, 2008, as compared to $4.0 million for the same period in 2007. Salaries related to R&D staff increased to $2.4 million from $1.3 million for the same period of the prior year, an increase of $1.1 million, primarily due to our hiring of additional R&D professionals.  Share-based compensation included in R&D expenses increased by $267,000 due to new stock options granted to the employees in our R&D department on June 25, 2007, January 28, 2008 and May 29, 2008. The cost of depreciation, mainly concerning R&D equipment at BAK Canada and BAK Tianjin, increased by $172,000, and the cost of research materials increased by $259,000.

Sales and Marketing Expenses.  Sales and marketing expenses increased to $5.8 million for the year ended September 30, 2008 as compared to $4.7 million for the same period in 2007, an increase of $1.1 million or 23.6%, primarily due to a $380,000 increase in salaries and a $614,000 increase in packing expenses due to increased sales. Share-based compensation included in sales and marketing expenses decreased by $89,000. As a percentage of revenues, sales and marketing expenses have decreased to 2.4% for the year ended September 30, 2008, from 3.2% for the same period in 2007.

General and Administrative Expenses.  General and administrative expenses increased to $19.3 million, or 7.9% of revenues, for the year ended September 30, 2008 as compared to $12.4 million, or 8.5% of revenues, for the same period in 2007, an increase of $7.0 million or 56.4%. Share-based compensation included in general and administrative expenses increased by $899,000 due to new stock options granted to the employees in our general administration department on June 25, 2007, January 28, 2008 and May 29, 2008. We also recognized an exchange loss of $1.3 million for the year ended September 30, 2008. Salaries and welfare increased by $1.3 million in the aggregate due to an increase in average salaries paid. Audit fee, legal fee and consultant fee also increased by US$442,000 due to two securities offerings consummated on November 9, 2007 and August 26, 2008, respectively.

We are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form SB-2 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in September 2005. On August 15, 2006, the SEC declared effective a post-effective amendment that we had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. In addition, on December 19, 2006, we filed the 2006 Form 10-K. After the filing of the 2006 Form 10-K, our previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to the above two events totaling approximately $1 million from us. We therefore recognized in general and administrative expenses an amount of $760,000 as liquidated damages for the year ended September 30, 2007, as compared to the approximately $561,000 recognized as liquidated damages for the year ended September 30, 2008 described below. Please see Part I, Item 3. “Legal Proceedings — Liquidated Damages Pursuant to September 2005 Registration Rights Agreement” for a further description of these liquidated damages and related accounting treatment.

In addition, we are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in relation to a private placement that we closed in November 2007. The SEC did not declare this registration statement effective by a certain date, and under the November 2007 registration rights agreement, the included selling shareholders became eligible for liquidated damages of approximately $561,000 as of September 30, 2008. Please see Part I, Item 3. “Legal Proceedings — Liquidated Damages Pursuant to November 2007 Registration Rights Agreement” for a further description of these liquidated damages. We therefore recognized in general and administrative expenses an amount of approximately $561,000 for the liquidated damages for the fiscal year ended September 30, 2008, as compared to approximately $760,000 for the same period in 2007.

As described under Part I, Item 3. “Legal Proceedings — Make Good Settlements” we have entered into settlement agreements pursuant to which we have issued shares to certain shareholders that purchased shares in a January 20, 2005 private placement transaction in settlement of claims related to the private placement, including claims for liquidated damages. Pursuant to the settlement agreements, the claims of each shareholder are released as of the applicable “release date” which occurred on June 26, 2008, the date the resale registration statement we filed relating to resales by the settling shareholders of the shares issued pursuant to the settlement agreement was declared effective by the SEC. We expect such settlements may result in gains in one or more future periods in accordance with their waivers of claims to liquidated damages.

Operating Income / (Loss).  As a result of the above, operating loss totaled $497,000 for the year ended September 30, 2008, as compared to operating income of $4.6 million for the same period of the prior fiscal year, a decrease of $5.1 million or 110.8%. As a percentage of net revenues, operating loss was 0.2% for the year ended September 30, 2008, as compared to operating income of 3.2% for the same period of the prior fiscal year.

Finance Costs, Net.  Finance costs, net, increased to $11.0 million for the year ended September 30, 2008 as compared to $5.2 million for the same period of the prior year, an increase of $5.8 million or 110.9%. We had $105.6 million in short-term bank loans maturing in less than one year, $8.8 million in long-term bank loans maturing within one year, and $55.7 million in other long-term bank loans maturing in more than one year, outstanding as of September 30, 2008, as compared to $89.9 million in short-term bank loans maturing in less than one year and $29.3 million in long-term bank loans maturing in more than one year, outstanding as of September 30, 2007. The increase in net finance costs is also attributable to the increase in average bank loan interest rates on both our short-term and long-term bank loans and the increase in outstanding principal for both our short-term and long-term bank loans.

Government Grant Income/Other Expenses/(Other Income).  Government grant income was $1.7 million for the year ended September 30, 2008 as compared to $1.0 million for the same period of 2007. Government grant income for the year ended September 30, 2008 mainly consisted of government grant funds of $1.0 million to subsidize the interest expenses incurred by the Company in prior years for R&D activities, of $492,000 to reward Shenzhen BAK for its contributions to the Shenzhen area’s economy, and the receipt of grant funds from the Shenzhen Government to subsidize the payment of land use rights for BAK Industrial Park.  No present or future obligation arises from the receipt of such government subsidies. Government grant income was $1.0 million for the year ended September 30, 2007.  Government grant income for the year ended September 30, 2007 mainly consisted of receipt of grant funds of $777,000 to subsidize the interest expenses incurred by the Company in prior years for research and development activities and $257,000 represented the refund of a value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high technology enterprise.

Income Tax Expenses / (Benefit).  Income tax benefit was $1.0 million for the year ended September 30, 2008, as compared to $195,000 for the same period of 2007. The increase was attributable to a deferred tax provision for the year ended September 30, 2008.

Net Income / (Loss). As a result of the foregoing, we had a net loss of $7.9 million for the year ended September 30, 2008, compared to a net income of $483,000 million for the same period of 2007.

Results of operations for the fiscal year ended September 30, 2007 as compared to the fiscal year ended September 30, 2006.

Net Revenues.  Net revenues increased to $145.9 million for the year ended September 30, 2007 as compared to $143.8 million for the same period of the prior year, an increase of $2.1 million or 1.5%.

•
Net revenues from the sales of steel-case cells decreased to $34.9 million in the year ended September 30, 2007 from $64.3 million in the same period in 2006, a decrease of $29.4 million or 45.7%.  During fiscal year 2007, we gradually decreased the production of steel-case cells and increased the production of aluminum-case cells, primarily due to the price difference and market demand.  The price and profit margin of steel-case cells were lower than those of aluminum-case cells.  In addition, market demand for aluminum-case cells was stronger than for steel-case cells because of the former’s higher safety and performance as compared to steel-case cells.

•
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

•
Net revenues from sales of battery packs increased to $11.8 million in year ended September 30, 2007 from $9.8 million in the same period in 2006, due to an increase in sales volume of 47.8% driven by increased sales to the OEM market in the PRC and offset by a decrease in our average selling price of 18.9%.

•
Net revenues from the sales of high-power lithium-ion cells increased to $20.6 million in the year ended September 30, 2007 from $18.5 million in the same period in 2006, an increase of $2.0 million or 10.9%, due to an increase in sales volume of 32.7% driven by increased export sales and offset by a decrease in average selling price of 16.4%.

•
We also sold $5.3 million of lithium polymer cells and $3.4 million of cylindrical cells in the year ended September 30, 2007, compared to $1.0 million of lithium polymer cells and $608,000 of cylindrical cells in the same period in 2006 due to our ability to satisfy additional demand with our new production line.

Cost of Revenues.  Cost of revenues increased to $120.3 million for the year ended September 30, 2007, as compared to $104.2 million for the same period in 2006, an increase of $16.1 million or 15.5%. The increase in cost of revenues was mainly attributable to a significant increase in the purchase cost of lithium cobalt dioxide and significantly increased depreciation charges with the completion of two new production lines.

During fiscal year 2007, the average market price of cobalt was approximately $27.20 per pound, an increase of approximately $9.90 or 60.7% from approximately $16.30 per pound in fiscal year 2006.  As a result, there was an increase in the market price of lithium cobalt dioxide, which mainly consists of cobalt.  In fiscal 2007, the average market price of lithium cobalt dioxide increased over 30% from fiscal 2006.  Lithium cobalt dioxide is the main material in our products, rechargeable lithium batteries.  As a result, our cost of revenues increased significantly. We expect that the price of lithium cobalt dioxide will fluctuate but that the general trend overall will be for prices to increase over time.

In addition, during fiscal 2007, we constructed two new production lines, an automated prismatic cells production line and an automatic cylindrical production line.  These production lines were constructed to target the OEM market.  A substantial quantity of equipment was purchased for these two new production lines, which resulted in an approximately $2.0 million increase in depreciation charges.

As a result, gross profit for the year ended September 30, 2007 was $25.6 million or 17.6% of net revenues as compared to gross profit of $39.6 million or 27.6% of net revenues for the same period in 2006.

Research and Development Expenses.  Research and development expenses increased to $4.0 million for the year ended September 30, 2007, as compared to $2.9 million for the same period in 2006. Share-based compensation included in research and development expenses was $1.0 million for the year ended September 30, 2007. Research and development material expenses increased by $514,000 due to certain new research projects of BAK Canada. Salaries related to research increased to $1.3 million from $702,000 for the same period of the prior year, an increase primarily due to our hiring of additional research professionals.

Sales and Marketing Expenses.  Sales and marketing expenses decreased to $4.7 million for the year ended September 30, 2007 as compared to $5.1 million for the same period in 2006, a decrease of $359,000 or 7.1%. As a percentage of revenues, sales and marketing expenses have decreased slightly to 3.2% for the year ended September 30, 2007, from 3.5% for the same period in 2006. Share-based compensation was $224,000 for the year ended September 30, 2007, a decrease of $514,000 from $738,000 for the same period in 2006. On September 28, 2006, options to purchase a total of 1,400,000 shares of common stock were cancelled and on December 26, 2006, a total of 914,994 shares of restricted stock were granted as replacement awards. Pursuant to SFAS 123R, we also measured the employee share-based compensation at grant-date fair value as of December 26, 2006 and recognized compensation expense over the remained vesting period.

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

We are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form SB-2 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in September 2005. On August 15, 2006, the SEC declared effective a post-effective amendment that we had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. In addition, on December 19, 2006, we filed the 2006 Form 10-K. After the filing of the 2006 Form 10-K, our previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to the above two events totaling approximately $1 million from us. We therefore recognized in general and administrative expenses an amount of $760,000 as liquidated damages for the year ended September 30, 2007, as compared to $290,575 for the year ended September 30, 2006. Please see Part I, Item 3. “Legal Proceedings — Liquidated Damages Pursuant to September 2005 Registration Rights Agreement” for a further description of these liquidated damages and related accounting treatment.

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

Government Grant Income/Other Expenses.  Government grant income was $1.0 million for the year ended September 30, 2007 as compared to other expenses of $205,000 for the same period of 2006. Government grant income for the year ended September 30, 2007 mainly consisted of receipt of grant funds of $777,000 to subsidize the interest expenses incurred by the Company in prior years for research and development activities and $257,000 represented the refund of a value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high technology enterprise. No present or future obligation arises from the receipt of such government subsidies. There was no comparable income in the same period of the prior year.

Income Tax Expenses / (Benefit).  Income tax benefit was $195,000 for the year ended September 30, 2007, as compared to income tax expense of $593,000 for the same period of 2006. The change was mainly the result of decreased profit before tax and the impact of deferred tax during the fiscal year 2007.

Net Income.  As a result of the foregoing, we decreased our net income to $483,000 for the year ended September 30, 2007 from $20.2 million for the same period of the prior year.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of September 30, 2008, we had cash and cash equivalents of $35.7 million, as compared to $14.2 million as of September 30, 2007. In addition, we had pledged deposits amounting to $4.4 million and $4.6 million at September 30, 2008 and September 30, 2007, respectively. Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from three to twelve months which coincides with the periods the cash remains pledged to the banks.

We had access to $152.9 million in short-term credit facilities and $67.5 million in long-term credit facilities as of September 30, 2008. As of September 30, 2008, the principal outstanding amounts under our credit facilities included short-term bank loans of $105.6 million, long-term bank loans of $8.8 million maturing within one year and long-term bank loans of $55.7 million maturing in over one year, and bills payable of $6.5 million, leaving $40.7 million of short-term funds and $2.9 million of long-term funds available for additional cash needs. In addition, on July 10, 2008, our $60 million shelf registration statement was declared effective by the SEC, pursuant to which we have issued $16 million in securities, giving us the potential to raise up to an additional aggregate $44 million in gross proceeds from future equity financings.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year ended September 30,
	2008	2007	2006
	(In thousands)
Net cash provided by / (used in) operating activities	$2,704	$2,986	$(5,685)
Net cash used in investing activities	$(50,551)	$(65,895)	$(41,416)
Net cash provided by financing activities	$67,164	$55,244	$35,047
Effect of exchange rate changes on cash and cash equivalents	$2,193	$762	$98
Net increase/(decrease) in cash and cash equivalents	$21,510	$(6,903)	$(11,956)
Cash and cash equivalents at the beginning of period	$14,197	$21,100	$33,056
Cash and cash equivalents at the end of period	$35,707	$14,197	$21,100

Operating Activities

Net cash provided by operating activities was $2.7 million in the year ended September 30, 2008 compared with net cash provided by operating activities of $3.0 million in the same period in 2007. The decrease of $0.3 million provided by operating activities was mainly attributable to an increase in prepayments to our lithium cobalt dioxide suppliers.  We purchased more lithium cobalt dioxide, the main raw material in our products, in anticipation of the higher future cost of lithium cobalt dioxide.

Net cash provided by operating activities was $3.0 million in the year ended September 30, 2007 compared with net cash used in operating activities of $5.7 million in the same period in 2006. The improvement of $8.7 million in operating activities was mainly attributable to better control of trade account receivables.

Investing Activities

Net cash used in investing activities increased from $65.9 million in the year ended September 30, 2007 to $50.6 million in the same period in 2008. The net cash used in investing activities for the year ended September 30, 2008, was mainly used for purchasing equipment for a new automated cylindrical cell production line and a new automated prismatic cell production line and paying for the land use rights of BAK Industrial Park.

Net cash used in investing activities increased from $41.4 million in the year ended September 30, 2006 to $65.9 million in the same period in 2007, mainly due to the purchase of equipment for a new automated cylindrical cell production line, a new automated prismatic cell production line and land use rights prepayments in Tianjin and Shenzhen.

Financing Activities

Net cash provided by financing activities was $67.2 million in the year ended September 30, 2008 compared to $55.2 million in the same period in 2007. This was mainly attributable to (i) net proceeds of $12.8 million from a private placement of our common stock completed in November 2007, (ii) net proceeds of $15.0 million from a registered direct offering of our common stock and warrants to purchase our common stock completed in August 2008, (iii) a $1.2 million increase in net proceeds from our issuance of capital stock in the fiscal year ended September 30, 2008, (iv) a $8.2 million decrease in cash deposits at banks as collateral in the fiscal year ended September 30, 2008, and (v) decreased borrowings, net of repayments, of $9.1 million.

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

As of September 30, 2008, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed (Include bank loans and bills payable)
	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$25,666	$25,666
Shenzhen Development Bank	22,000	22,000
Shenzhen Ping An Bank	8,067	8,067
China CITIC Bank	21,999	14,666
Industrial Bank	9,167	7,333
Bank of China	65,999	34,434
Subtotal—short-term credit facilities	$152,898	$112,166

Long-term credit facilities:
Agricultural Bank of China	52,799	49,866
China Development Bank	14,666	14,666

Subtotal—long-term credit facilities	$67,465	$64,532

Lines of Credit:
Agricultural Bank of China		1,272
Bank of China		5,509

Subtotal-lines of credit		$6,781

Total Principal Outstanding	$220,363	$183,479

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $105.6 million, long-term bank loans of $64.5 million and bills payable of $13.3 million.

For the purpose of presentation, the effect of increase in bills payable balances is included in operating activities in the statements of cash flows due to their nature.

During fiscal year 2008, we repaid 16 short-term bank loans totaling $119.8 million, and entered into 18 new short-term bank loan agreements totaling $124.1 million. During the fourth quarter of fiscal 2008, we repaid five short-term bank loans with Shenzhen Eastern Branch, Agricultural Bank of China totaling $35.9 million, and entered into two short-term loan agreements with Shenzhen Eastern Branch, Agricultural Bank of China totaling $25.7 million, which provided for monthly interest payments at annual interest rates of 6.210%. We repaid two short-term bank loans with Bank of China totaling $14.7 million, and entered into two short-term bank loan agreements with Bank of China totaling $14.7 million, which provided for monthly interest payments at annual interest rates of 7.844%. We repaid two short-term bank loans with Shenzhen Ping An Bank totaling $6.6 million.

On May 26, 2008, BAK International (Tianjin) Limited entered into a four-year, long-term Loan Agreement of RMB 160 million ($23.5 million) with Tianjin Branch, Agricultural Bank of China. This Loan Agreement is secured by any machinery and equipment purchased for the automated high-power lithium-phosphate cells production line at our Tianjin facility. As of September 30, 2008, we had borrowed $23.5 million under this Loan Agreement, payable in four installments: (i) RMB 30 million ($4.4 million) on December 26, 2009; (ii) RMB 30 million ($4.4 million) on December 26, 2010; (iii) RMB 50 million ($7.3 million) on December 26, 2011; and (iv) RMB 50 million ($7.4 million) on May 26, 2012.

On March 24, 2008, we entered into a Comprehensive Credit Facility Agreement with Shenzhen Branch, Industrial Bank. This Credit Facility is guaranteed by Mr. Xiangqian Li. We may borrow up to RMB 62.5 million ($9.2 million) under this Comprehensive Credit Facility Agreement, which will mature on March 25, 2009. As of September 30, 2008, we had borrowed $7.3 million under this Comprehensive Credit Facility Agreement.

On November 11, 2007, we renewed our credit facility agreement with Shenzhen Branch, Bank of China, to provide a maximum loan amount of RMB 450 million (approximately $66.0 million) for a term of one year beginning November 11, 2007. The credit facility agreement is guaranteed by Mr. Xiangqian Li, and is also secured by $14.1 million of machinery and equipment. As of September 30, 2008, we had borrowed $27.9 million of short-term loans and $6.6 million of notes payables under this credit facility agreement.

On June 20, 2007, we renewed our comprehensive credit facility agreement with Shenzhen Longgang Branch, Shenzhen Development Bank to provide a maximum loan amount of RMB 150 million (approximately $22.0 million). The loan may be drawn at any time over the one-year period beginning June 20, 2007 and will be due after a period ranging from 2 months to 1 year from the date it is borrowed. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li, and is also secured by $22.0 million of inventory and $14.1 million of machinery and equipment. As of September 30, 2008, we had borrowed approximately $22.0 million under this credit facility agreement.

On June 8, 2007, we renewed our comprehensive credit facility agreement with Shenzhen Eastern Branch, Agricultural Bank of China to provide a maximum loan amount of RMB 800 million (approximately $117.3 million), including RMB 600 million (approximately $88.0 million) one-year term credit facilities and RMB 200 million (approximately $29.3 million) five-year term credit facilities. Loans may be drawn under this renewed credit facility agreement beginning June 8, 2007 through May 23, 2008, with the term of the loan established at the time such loan is drawn, except as to funds borrowed under the loan agreement dated November 23, 2006, which may be drawn at any time within five years of the effective date of the loan agreement, and which will mature in five years after such funds are drawn. The credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li and is secured by the property ownership and land use rights certificates obtained or to be obtained relating to BAK Industrial Park. As of September 30, 2008, we had outstanding under this credit facility agreement a $25.7 million short-term loan due in the fourth quarter of calendar year 2008, bearing interest at 6.210% per annum. As of September 30, 2008, we also had a $26.4 million five-year term loan under this facility, carrying interest at 90% of the benchmark rate of the People’s Bank of China for three-year to five-year long-term loans. The first loan, of approximately $5.9 million, currently carries annual interest of 6.966% and is repayable on January 25, 2012. The second loan, of approximately $11.7 million, currently carries annual interest of 6.966% and is repayable in three installments of approximately $2.9 million on January 25, 2010, approximately $7.3 million on January 25, 2011, and approximately $1.5 million on January 25, 2012, respectively. The third loan, of approximately $8.8 million, currently carries annual interest of 7.74% and is repayable in two installments of approximately $4.4 million on January 25, 2009 and approximately $4.4 million on January 25, 2010. These five-year term loans are specifically: (i) guaranteed by Mr. Li; (ii) secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $28.5 million as of September 30, 2008; and (iii) secured by the property ownership certificate and land use rights certificate obtained or to be obtained in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used in the campus subsequent to such construction.

On May 15, 2007, we renewed our comprehensive credit facility agreement with Shenzhen Shuibei Branch, Shenzhen Ping An Bank to provide a maximum loan amount of RMB 200 million (approximately $29.3 million). The loan may be drawn at any time over the one-year period beginning May 15, 2007 and will be due after a period ranging from 2 months to 1 year from the date it is borrowed. As of September 30, 2008, we had borrowed $8.1 million under this credit facility agreement. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li.

On May 9, 2008, Shenzhen BAK renewed the Comprehensive Credit Facility Agreement of Maximum Amount with Shenzhen Branch, China CITIC Bank. This credit facility is guaranteed by BAK International and Mr. Xiangqian Li. We may borrow up to RMB 150 million ($22.0 million) under this Comprehensive Credit Facility Agreement, which will expire on November 19, 2008. As of September 30, 2008, we had borrowed $14.7 million loan  under this Comprehensive Credit Facility Agreement.

On December 26, 2006, Shenzhen BAK entered into a four-year long-term loan agreement of $14.7 million with Shenzhen Branch, China Development Bank. The long-term loan is payable in three installments as follows:

•	RMB 30 million (approximately $4.4 million) on November 20, 2008;

•	RMB 30 million (approximately $4.4 million) on November 20, 2009; and

•	RMB 40 million (approximately $5.9 million) on December 26, 2010.

The long-term loan carries an annual interest rate of 7.740%. The long-term loan is secured by Shenzhen BAK’s pledge of its new Research and Development Test Center, which is to be constructed in Shenzhen, China; we have committed to pledge the land use rights and the property ownership rights relating to this property, once obtained, as security after the requisite government approval is obtained, pursuant to the loan agreement. According to the property ownership and land use rights certificates that we obtained in relation to this facility, such land may not be pledged without the approval of the relevant government office. As of September 30, 2008, we had not obtained the requisite approval, and were in the process of negotiating with the relevant government bureau for such approval. The obligations of Shenzhen BAK under the loan agreement are guaranteed by Mr. Xiangqian Li. We had borrowed the full $14.7 million under this loan agreement as of September 30, 2008.

We had working capital (current assets less current liabilities) of $3.2 million as of September 30, 2008, as compared to negative working capital (current assets less current liabilities) of $7.0 million as of September 30, 2007, an increase of $10.2 million. This increase was primarily attributable to our private placement of certain securities conducted on November 9, 2007, which generated gross payments of $13.7 million, and our registered direct offering of certain securities conducted on August 26, 2008, which generated gross payments of $16.0 million.  We had short-term bank loans maturing in less than one year of $105.6 million and long-term bank loans maturing within one year of $8.8 million as of September 30, 2008, for a total of $114.4 million of loans maturing within one year, as compared to a total of $89.9 million of such loans as of September 30, 2007, an increase of $24.5 million. We had long-term bank loans maturing in over one year of $55.7 million as of September 30, 2008, as compared to $29.3 million of such loans as of September 30, 2007, an increase of $26.4 million.

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

Capital Expenditures

We made capital expenditures of $41.4 million, $65.8 million and $51.2 million in fiscal years 2006, 2007 and 2008, respectively. Our capital expenditures were used primarily to purchase machinery and equipment to expand our production capacity, and to make certain lease payments necessary to acquire the land use rights certificate relating to our Shenzhen facility. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Year ended September 30,
	2008	2007	2006
	(In thousands)
Construction costs	16,807	16,118	13,670
Lease prepayment	5,455	17,042	-
Purchase of equipment	28,966	32,675	27,712

Total capital expenditure	51,228	65,835	41,382

We estimate that our total capital expenditures in fiscal year 2009 will reach approximately $41.1 million, primarily to purchase manufacturing equipment for the expansion of our production lines and construction of new factories in Tianjin, and for the construction of our new Research and Development Test Centre at our Shenzhen facility.

We have completed the construction and put into use facilities measuring 218,178 square meters comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls and administrative offices at the BAK Industrial Park facility in Shenzhen. Of that space, approximately 120,000 square meters are manufacturing facilities. We have also completed the construction and put into use 17,867 square meters of manufacturing facilities in Tianjin. We are currently constructing 39,996 square meters of manufacturing and related facilities in Tianjin. At present, we have no significant payment obligations related to these facilities.

According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced. An ownership certificate will be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained. We recently obtained the land use right to the tract of property on which we have constructed and on which we plan further construction of our manufacturing facilities and other related facilities in Shenzhen. While we have been constructing and have completed a substantial part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, we understand it did not have the authority to grant us the land use rights certificate. However, the Company obtained approval for project planning and construction from the government of Shenzhen on June 20, 2007. Under an agreement with the government of Shenzhen for the acquisition of the land use rights to BAK Industrial Park dated June 29, 2007, effective June 2008, the government agreed to provide us with the land use rights certificate relating to BAK Industrial Park on the condition that the Company would pay it an additional $11,819,841. According to a notice received from the government of Shenzhen on June 6, 2008, the Company obtained government grants totaling $7,889,991 to subsidize this additional payment. As of September 30, 2008, the Company had fully paid the remaining cost of $3,929,850 and had obtained the land use rights certificate for BAK Industrial Park.

We are not able to insure our manufacturing facilities at BAK Industrial Park, our Tianjin facility, or our new Research and Development Test Centre to be constructed in Shenzhen, China, until we receive the required certificate of property ownership. Upon receipt of the certificate of property ownership, we intend to procure such insurance.  The applications for the related certificates of property ownership rights are in process with respect to our facilities at BAK Industrial Park and Tianjin (see discussion of our Research and Development Test Centre below). As we have been granted the land use rights certificate to the premises presently occupied by the Company in BAK Industrial Park, there should be no legal barriers for us to obtain a property ownership certificate for this property. However, it is possible that the Shenzhen government may determine that even with our land use rights certificate, the buildings constructed at BAK Industrial Park were still constructed without the proper authority and must be vacated as illegitimate constructions, and we might be subject to penalties and fines. However, we believe that this possibility, while present, is remote.

As of September 30, 2007, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our Tianjin facility.  As of September 30, 2008, we had obtained the relevant land use rights certificate to this facility, and were in the process of obtaining the relevant property ownership rights certificate to this facility. Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so, and were in the process of negotiating with the relevant government bureau for the extension of the completion date.

As of September 30, 2007, we had paid the lease prepayment amount of $717,000 for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China.  As of September 30, 2008, we had obtained the relevant property ownership and land use rights certificate. Pursuant to the property ownership and land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008.  As of September 30, 2008, we had not done so, and were in the process of negotiating with the relevant government bureau for the extension of the completion date. In addition, according to the property ownership and land use rights certificate, such rights may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. As of September 30, 2008, we were in the process of negotiating with the relevant government bureau for the requisite approval. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2008:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In thousands)
Short-term bank loans	105,598	105,598	-	-	-
Bills payable	13,334	13,334	-	-	-
Long-term bank loans	64,532	8,800	33,733	21,999	-
Capital commitments	10,271	10,271	-	-	-
Future interest payment on short-term bank loans	2,597	2,597	-	-	-
Future interest payment on long-term bank loans	10,325	3,671	5,543	1,111	-
Total	206,657	144,271	39,276	23,110	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2008.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of September 30, 2008. As of September 30, 2008, we provided a guarantee for a non-related party, Nanjing Special Metal Equipment Co., Ltd., of one-year short-term bank loans with Evergrowing Bank with a maturity of August 6, 2010. We also provided the guarantees for four other non-related parties, Hunan Reshine New Material Ltd, Shenzhen Tongli Hi-tech Co. Ltd., Shenzhen B&G Technology Development Co. Ltd., and Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd. The maximum amount of our exposure for these guarantees was $16.9 million and $6.7 million at September 30, 2008, and September 30, 2007, respectively.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended September 30, 2008.

We have a long-term bank loan of $14.7 million maturing on December 26, 2010 with China Development Bank with three installments payable under which we have outstanding borrowings; the interest rate we pay on this long term loan is the benchmark rate of the People’s Bank of China for three- to five- year long-term loans. In addition, we have a RMB 200 million (approximately $29.3 million) long-term loan agreement with Shenzhen Eastern Branch, Agricultural Bank of China, which became effective on December 18, 2006. The long-term loan may be drawn at any time within five years from the effective date of the agreement and will mature five years after it is drawn. The term loan, when drawn, will carry a floating interest rate of 90% of the People’s Bank of China benchmark rate for three-year to five-year long-term loans. As of September 30, 2008, we had three long-term loans with total principal amounts of $26.4 million under this loan agreement. The first loan, of approximately $5.9 million, currently carries annual interest of 6.966% and is repayable on January 25, 2012. The second loan, of approximately $11.7 million, currently carries annual interest of 6.966% and is repayable in three installments of approximately $2.9 million on January 25, 2010, approximately $7.3 million on January 25, 2011, and approximately $1.5 million on January 25, 2012, respectively. The third loan, of approximately $8.8 million, currently carries annual interest of 7.74% and is repayable in two installments of approximately $4.4 million on January 25, 2009 and approximately $4.4 million on January 25, 2010. These five-year term loans are specifically : (i) guaranteed by Mr. Li; (ii) secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $28.5 million as of September 30, 2008; and (iii) secured by the property ownership certificate and land use rights certificate obtained or to be obtained in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used in the campus subsequent to such construction.

We also entered into a four-year, long-term Loan Agreement for a loan of RMB 160 million ($23.5 million) with Tianjin Branch, Agricultural Bank of China on May 26, 2008. The long-term loan is secured by machinery and equipment purchased for the automated high-power lithium-phosphate cells production line in Tianjin. As of September 30, 2008, we had borrowed $23.5 million under this Loan Agreement, payable in four installments: (i) RMB 30 million ($4.4 million) on December 26, 2009; (ii) RMB 30 million ($4.4 million) on December 26, 2010; (iii) RMB 50 million ($7.3 million) on December 26, 2011; and (iv) RMB 50 million ($7.4 million) on May 26, 2012.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at September 30, 2008, would decrease net income before provision for income taxes by approximately $1.7 million or 18.9% for the fiscal year ended September 30, 2008. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 71.5% of our revenues and 96.8% of our costs and expenses for the year ended September 30, 2008 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.3% of our assets except for cash were denominated in RMB as of September 30, 2008. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $8.8 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2008. As of September 30, 2008, our accumulated other comprehensive income was $25.1 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of September 30, 2008 and September 30, 2007, the carrying amount of property, plant and equipment, net was $195.4 million and $145.1 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2008 and September 30, 2007, we had not charged off any balances as we had yet to exhaust all means of collection.

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

Pursuant to SFAS 123R, we have recognized compensation costs of $3.8 million in relation to stock-based awards to our employees and non-employee directors for the fiscal year ended September 30, 2008, as an increase in both the operating costs and shareholder’s equity.

Changes in Accounting Standards

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for us on October 1, 2007. The adoption of FIN 48 has no material impact on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on our financial statements.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2008	2007	2006
Balance sheet items as of September 30	6.8183	7.5108	7.9087

Amounts included in the statement of income and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the years ended September 30	7.0976	7.7127	8.0286

RMB is not readily convertible into U.S. dollars in the foreign exchange markets. The foreign exchange rate between the RMB and the U.S. dollar had been stable at approximately RMB 8.28 to $1.00 prior to the last few years. On July 21, 2005, the Central Bank of China announced that it would allow the RMB to move to a flexible exchange rate with a maximum daily variance against the U.S. dollar of 0.3%. No provision has been made in the accompanying financial statements for the change in currency policy, nor has any determination been made as to the potential impact this may have on our future operations. As a result, the stated exchange rates may not accurately reflect the amount in U.S. dollars into which RMB could be actually converted at the date or during the periods reflected in the foregoing table.

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

	Sep 30 2008	June 30 2008	Mar 31 2008	Dec 31 2007	Sep 30 2007	June 30 2007	Mar 31 2007	Dec 31 2006
	USD (in thousands, except percentage) / Unaudited
Net revenues	72,739	68,486	51,336	52,787	43,772	29,477	29,529	43,082
Cost of revenues	61,258	60,082	47,421	45,681	37,571	24,415	23,383	34,885

Gross profit	11,481	8,404	3,915	7,106	6,201	5,063	6,146	8,197
Gross profit ratio	15.8%	12.3%	7.6%	13.5%	14.2%	17.2%	20.8%	19.0%
Research and development expenses	1,688	1,855	1,390	1,319	1,274	1,118	928	637
Sales and ,marketing expenses	1,568	1,484	1,403	1,348	1,424	1,165	1,064	1,042
General and administrative expenses	5,186	5,101	4,823	4,238	3,070	4,189	2,152	2,961
Operating income / (loss)	3,039	(36)	(3,701)	201	433	(1,409)	2,002	3,557
Finance costs, net	3,644	2,736	2,418	2,223	2,089	1,069	1,164	901
Other (income, including government grant income) / expenses	(1,081)	(453)	(55)	(943)	(329)	90	240	(932)
Income / (loss) before income taxes	476	(2,319)	(6,064)	(1,079)	(1,327)	(2,570)	598	3,588
Income taxes (benefits) / expenses	(994)	(31)	119	(139)	(477)	120	158	5

Net income/ (loss)	1,470	(2,288)	(6,183)	(940)	(850)	(2,690)	440	3,583

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

As further previously disclosed in our current report on Form 8-K filed April 3, 2007, as amended, the Company provided KPMG with a copy of the disclosures in such Form 8-K, as amended, and requested that KPMG furnish a letter, pursuant to Item 304(a)(3) of Regulation S-K, addressed to the SEC stating whether or not it agreed with that disclosure. The Company filed this amendment to such Form 8-K, as amended by the Form 8-K/A filed April 17, 2007, to provide a copy of the letter received from KPMG, which was attached thereto as Exhibit 16 and is incorporated herein by reference.

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

As of September 30, 2008, our Management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. As of the date of this assessment, our management concluded that through the ongoing remediation efforts from last year, the Company was able to correct numerous internal controls deficiencies. However, these remediation efforts, individually and in the aggregate, were insufficient to fully eliminate those weaknesses that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting in fiscal year 2008.

As a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008, at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of September 30, 2008:

•
The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the Company’s financial requirements. Additionally, the Company’s senior management lacked an adequate level of accounting knowledge, experience and training in the application of U.S. GAAP, and did not implement adequate and proper supervisory review to ensure the consolidated financial statements were prepared in conformity with U.S. GAAP and with requirements of the U.S. Securities and Exchange Commission.

•
The Company did not maintain effective controls over the accounting for construction in progress assets and the determination of depreciation expenses when the assets are ready for their intended use. Specifically, the Company did not have effective controls to track and assess the ready-for-intended-use status of the construction in progress assets to ensure the construction in progress assets being transferred to property, plant and equipment and the related commencement of depreciation expense was in accordance with U.S. GAAP.

As a result of the existence of these material weaknesses, our chief executive officer and chief financial officer have concluded that our company did not maintain effective control over financial reporting as of September 30, 2008, based on the criteria in Internal Control - Integrated Framework.

Our independent registered public accounting firm, PKF, has issued an audit report on our internal control over financial reporting. Their audit report is included herein.

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

We plan to continue to provide additional training to the Company’s internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures. In addition, one of our employees has assumed the full-time position of Director of Internal Audit, and has been, and will continue to be, responsible for compliance with internal controls.

We plan to further enhance the self-assessment of our internal control over financial reporting by increasing our periodic independent testing, which would evaluate the adequacy of the design and effectiveness of our internal control procedures.

We also plan to implement procedures to maintain effective control over  the accounting for construction in progress assets and the determination of depreciation expense when the assets are ready for their intended use, including the following:

i)	We will provide additional training to finance managers to review any applicable accounting entry and time of transfer;

ii)
We will further train our finance department to transfer construction in progress to cost of property, plant and equipment when it is ready for its intended use, at which time depreciation charges shall commence thereon. The criteria used to determine when an asset is ready for intended use shall be based on policies that are consistent with U.S. GAAP.

(d)           Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
China BAK Battery, Inc.

We have audited the internal control over financial reporting of China BAK Battery, Inc. and subsidiaries as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in the accompanying Management’s Report on Internal Control over Financial Reporting as of September 30, 2008:

•
The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the Company’s financial requirements. Additionally, the Company’s senior management lacked an adequate level of accounting knowledge, experience and training in the application of U.S. GAAP, and did not implement adequate and proper supervisory review to ensure the consolidated financial statements were prepared in conformity with U.S. GAAP and with requirements of U.S. Securities and Exchange Commission.

•
The Company did not maintain effective controls over the accounting for construction in progress assets and the determination of depreciation expenses when the assets are ready for their intended use. Specifically, the Company did not have effective controls to track and assess the ready-for-intended-use status of the construction in progress assets to ensure the construction in progress assets being transferred to property, plant and equipment and the related commencement of depreciation expense was in accordance with U.S. GAAP.

In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended September 30, 2008, and this report does not affect our report dated December 10, 2008 on those consolidated financial statements, which expressed an unqualified opinion on those consolidated financial statements.

/s/ PKF
Certified Public Accountants
Hong Kong
December 10, 2008

ITEM 9B.	OTHER INFORMATION.

During the fourth quarter of fiscal year 2008, Shenzhen BAK entered into two short-term loan agreements with Shenzhen Eastern Branch, Agricultural Bank of China totaling $25.7 million, which provided for monthly interest payments at annual interest rates of 6.210%. Copies of the respective loan certificates are included as Exhibits 10.70 and 10.71 to this Report and are hereby incorporated by reference herein. Shenzhen BAK also entered into two short-term bank loan agreements with Bank of China totaling $14.7 million, which provided for monthly interest payments at annual interest rates of 7.844%. Summaries of the loan agreements are included as Exhibits 10.72 and 10.73 to this Report and are hereby incorporated by reference herein. In addition, on September 17, 2008, BAK Tianjin, BAK International, and Mr. Xiangqian Li, our chairman, president, and chief executive officer, entered into a guaranty contract with Shenzhen Eastern Branch, Agricultural Bank of China, in which BAK Tianjin, BAK International, and Mr. Li assumed joint liability for Shenzhen BAK’s indebtedness under the Loan Agreement by and between Shenzhen BAK and Shenzhen Eastern Branch, Agricultural Bank of China dated November 23, 2006, up to a maximum amount of RMB355 million. A summary of the guaranty agreement is included as Exhibit 10.74 to this Report and is hereby incorporated by reference herein. A summary of the related loan agreement is attached as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2006, and is incorporated herein by reference.

On June 29, 2007, Shenzhen BAK entered into a land use rights grant agreement and a land use rights assignment agreement with the Shenzhen Municipal Bureau of Land Resources and Housing Management.  The agreements provided for the grant of land use rights to tracts of land totaling 238,845.78 square meters on which our BAK Industrial Park facility is situated, for a total consideration of RMB 110,165,558, or approximately $16 million, to be paid on the date of signing.  The agreements became effective upon our receipt of executed copies in June 2008.  Summaries of these agreements are attached as Exhibits 10.75 and 10.76 to this Report and are hereby incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table provides information about our executive officers and directors and their respective ages and positions as of September 30, 2008.  The directors listed below will serve until our next annual or special meeting of stockholders at which directors are elected.

Name	Age	Position Held

Xiangqian Li	40	Chairman, President and Chief Executive Officer
Tony Shen	41	Chief Financial Officer, Secretary and Treasurer
Huanyu Mao	56	Director, Chief Operating Officer and Chief Technical Officer
Richard B. Goodner	62	Director
Charlene Spoede Budd	69	Director
Chunzhi Zhang	46	Director
Xinggang Cao	34	Vice President
Kenneth G. Broom	53	Vice President

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

Huanyu Mao has served as a director of our company since May 12, 2006. He has also served as our chief technology officer since January 20, 2005 and as our chief operating officer since June 30, 2005. Dr. Mao has been the chief scientist of Shenzhen BAK since September 2004. Prior to joining us, between 1997 and September 2004, Dr. Mao was the chief technology officer of Tianjin Lishen, a leading battery manufacturer in China. Dr. Mao pioneered core technologies on lithium-ion battery before its commercialization in 1992 and was the inventor under seven U.S. patents relating to lithium-ion technology. Dr. Mao received a doctorate degree in electrochemistry from Memorial University of Newfoundland, Canada where he focused on conductive polymers.

Richard B. Goodner has served as our director since May 12, 2006. Since June 2003, Mr. Goodner has served as the vice president for legal affairs and general counsel for U.S. Home Systems, Inc., a public company listed on the Nasdaq Global Market. Since May 2006, Mr. Goodner also has been a director of Winner Medical Group Inc., a manufacturer of medical and hygiene disposal products, which shares are traded on the Over-the-Counter Bulletin Board in the United States. From 1997 to 2003, Mr. Goodner was a partner in the law firm of Jackson Walker L.L.P. Mr. Goodner holds a bachelor of arts degree in economics from Eastern New Mexico University and a law degree from Southern Methodist University.

Charlene Spoede Budd, PhD, CPA, CMA, CFM, PMP, has served as our director since June 25, 2007. Dr. Budd is Professor Emeritus of Accounting at Baylor University, where she was a professor and Emerson O. Henke Chair of Accounting from 1993 through 2005, and where she has taught business classes since 1973. She received her PhD in business administration from The University of Texas-Austin (1982) and her MBA and undergraduate degrees from Baylor University (1973 and 1972, respectively). She holds current certifications as a CPA, CMA, CFM, PMP, and in all six professional categories of the theory of constraints. Dr. Budd has served as a member or Chair of the Business Environment & Content Subcommittee of the American Institute of Certified Public Accountants (AICPA) from 2002 to 2008 and has been the Chair, Finance & Metrics (F&M) Committee of the Theory of Constraints International Certification Organization (TOC-ICO) from 2005 to the present. Her latest portfolio/book is Internal Reporting and Improvement Initiatives, Bureau of National Affairs (BNA), Washington, D.C., 2007.

Chunzhi Zhang has served as our director since June 25, 2007. Since mid-2005, Mr. Zhang has served as General Manager of AASTOCKS.com, Ltd., Shenzhen Branch, an online stock investment service operating in China. From 2003 through mid-2005, Mr. Zhang served as General Manager of Shenzhen Sharemax Management Co., Ltd, where he was involved in brokerage of Hong Kong-listed stocks, asset management and managing venture capital projects. From 1998 through 2003, Mr. Zhang served as General Manager of Haixing Security Brokage Co., Ltd, Shenzhen Branch, involved in securities trading and asset management. Prior to joining Haixing Security Brokerage, from 1985 through 1996, Mr. Zhang served as Manager in Hong Kong for China Resources Holding Co., Ltd., an import/export company. Mr. Zhang received his bachelor degree in Economy from Jilin University in 1985.

Kenneth G. Broom has served as our vice president of international OEM Business since October 1, 2007. From January 2007 to September 2007, he worked as Executive Vice President for BAK Canada. Prior to joining us, Mr. Broom served as executive vice president of E-One Moli Energy (Canada) Limited (“E-One”), the only high volume manufacturer of cylindrical lithium-ion rechargeable cells in North America, from 2003 to 2007. He was also General Manager of Operations of E-One from 1992 to 2003; while in this role, he managed equipment and product design. He is a member of the Association of Professional Engineers and Geoscientists of B.C. Mr. Broom received a bachelor’s degree in chemical engineering from the University of Waterloo.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal years 2007 and 2008, except as follows: (i) late Form 4 reports filed by each of Houde Liu and Shuquan Zhang on October 23, 2006 and filed by Yanlong Zou on October 20, 2006 to report the cancellation of a stock option grant on September 28, 2006 of 50,000 shares of common stock pursuant to a termination and release agreement entered into between us and each of Houde Liu, Shuquan Zhang and Yanlong Zou; (ii) late Form 3 reports filed by each of Joseph R. Mannes, Richard B. Goodner and Jay J. Shi on October 25, 2006, in each case to report appointment as our director on May 12, 2006; (iii) late Form 4 reports filed by each of Joseph R. Mannes, Richard B. Goodner and Jay J. Shi on October 25, 2006 to report the grant of 5,000 restricted shares of our common stock pursuant to our Compensation Plan for Non-Employee Directors, adopted by us on May 12, 2006; (iv) a late Form 4 report filed by Xiangqian Li on April 2, 2007, to report the release of 1,089,775 shares of common stock from escrow to investors pursuant to an escrow agreement between Mr. Li and such investors; (v) late Form 4 reports filed by each of Houde Liu, Yanlong Zou, Shuquan Zhang and Yongbin Han on April 2, 2007 to report the grant of 34,142, 34,142, 34,142 and 136,566 shares of restricted stock, respectively, on December 26, 2006; (vi) a late Form 3 report filed by Zhongyi Deng on April 3, 2007 to report his appointment as our Vice-President of Business Development; (vii) a late Form 4 report filed by Huanyu Mao on January 31, 2008 to report the grant of an option to purchase 200,000 shares of common stock pursuant to the Stock Option Plan; and (viii) a late Form 4 report filed by Xiangqian Li on December 8, 2008 to report his disposition of beneficial ownership of 1,089,775 shares of common stock pursuant to the Li Settlement Agreement.

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

Audit Committee Financial Expert

The Board of Directors has determined that we have an audit committee financial expert serving on our audit committee. Our audit committee financial expert is Charlene Spoede Budd. Dr. Budd has been “independent” as that term is defined under the Nasdaq listing standards at all times during her service on our audit committee.

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

Mr. Broom’s fiscal year 2008 salary is considerably higher than the salary of the other named executive officers because of the Company’s desire to attract executives with appropriate experience. In setting Mr. Broom’s salary, the Compensation Committee considered Mr. Broom’s twenty-three years of experience in the li-on battery industry as well as the level of compensation Mr. Broom received from his previous employer.

The Compensation Committee believes that any increases in base salary should be based upon a favorable evaluation of individual performance relative to individual goals, the functioning of the executive’s team within the corporate structure, success in furthering the corporate strategy and goals, individual management skills and responsibilities, demonstrated loyalty, and the Company’s commitment to attract and retain executives. We expect that our Compensation Committee will reward superior individual and company performance with commensurate cash and other compensation. The Compensation Committee did not increase base salary during fiscal year 2008 because of our net loss for fiscal year 2008. Salary will next be reviewed when the Compensation Committee deems appropriate, but the Compensation Committee will not review salary more frequently than on an annual basis.

Bonuses. Executives are eligible to receive a discretionary bonus pursuant to the terms of their respective employment agreements. However, in fiscal 2008 we did not set any performance targets and no discretionary bonuses were paid because the Company’s performance did not meet the management’s total satisfaction. If our Compensation Committee determines to do so in the future, bonuses may be paid on an ad hoc basis to recognize superior performance. If the Compensation Committee determines to provide bonus compensation as a regular part of our executive compensation package, it will establish performance goals for each of the executive officers and maximum bonuses that may be earned upon attainment of such performance goals.

Equity Incentives. Named Executive Officers are eligible for equity awards in the form of stock options and restricted stock under our Stock Option Plan. Equity awards are granted at the discretion of the Compensation Committee. The size of an award to any individual, including named executive officers, depends on individual performance, salary level and competitive data, and the impact that such employee’s productivity may have on shareholder value over time. In addition, in determining the number of stock options or shares of restricted stock granted to each named executive officer, the Compensation Committee considers the future benefits potentially available to the named executive officers from existing awards. The number of options or restricted shares granted depend in part on the total number of unvested options and restricted shares deemed necessary to provide an incentive to that individual to remain with the Company for the long-term.

In fiscal year 2008, with the goals of aligning the interest of the Company and our employees, retaining superior personnel for positions of substantial responsibility, and promoting the growth and prosperity of the Company, the compensation committee granted stock options to Mr. Li, Mr. Shen, Dr. Mao, and Mr. Broom in connection with their employment with the Company. The stock option grants to Mr. Li, Mr. Shen, Dr. Mao, and Mr. Broom are reflected in the Grants of Plan-Based Awards Table below.

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

Retirement Benefits. Currently, we do not provide any company-sponsored retirement benefits or deferred compensation programs to any employee, including the named executive officers (other than a mandatory state pension scheme in which all of our employees in China participate) because it is not customary to provide such benefits and programs in China.

Perquisites. Historically, we have provided our named executive officers with minimal perquisites and other personal benefits that we believe are reasonable, such as company car-related expenses. We do not view perquisites as a significant element of compensation, but do believe they can be useful in attracting, motivating and retaining the executive talent for which we compete.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE

Richard B. Goodner
Charlene Spoede Budd
Chunzhi Zhang

Summary Compensation Table

The following table provides information regarding the compensation for each person serving as a principal executive officer or a principal financial officer of the Company during the year ended September 30, 2008, and the other most highly compensated officers during that period whose compensation exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($)(1)		Total ($)

Xiangqian Li, President, Chief Executive Officer	2008	35,199	-	769,324		804,523
	2007	31,953	-	-		31,953
	2006	29,893	-	-		-

Tony Shen, Chief Financial Officer	2008	28,160	-	298,977		327,137
	2007	8,521	-	74,095		82,616
	2006	-	-	-		-

Huanyu Mao	2008	31,679	-	452,470		484,149
	2007	27,655	-	257,391	(2)	319,855
	2006	27,655	-	401,874		429,529

Kenneth G. Broom	2008	247,775	-	206,195		453,970
	2007	186,904	-	12,913		199,817
	2006	-	-	-		-

(1)
The amounts represented in the stock and option awards columns reflect the compensation expense recognized by the Company in fiscal year 2008 determined pursuant to SFAS 123R, and no forfeitures are assumed. The assumptions used to calculate the value of option and restricted stock awards are set forth under Note 18 of the Notes to Consolidated Financial Statements. Also see “Grants of Plan-Based Awards Table” for more detail regarding equity grants to named executive officers in fiscal year 2007.

(2)	This amount reflects the compensation expense recognized by the Company in fiscal year 2007 determined pursuant to SFAS 123R related to the May 16, 2005 award of stock options to Dr. Mao.

Summary of Employment Agreements

The base salary shown in the Summary Compensation Table is described in each named executive officer’s respective employment agreement. The material terms of those employment agreements are summarized below.

With the exception of Mr. Broom, the named executive officers entered into the Company’s standard employment agreement. On December 20, 2006, Shenzhen BAK entered into a non-standard employment agreement with Mr. Broom in connection with his employment in Canada as Executive Vice President for BAK Canada Ltd. Mr. Broom’s employment agreement entitles him to a grant of 100,000 stock options, an allowance for monthly car expenses, and the cost of legal representation and indemnification for damages in the event Mr. Broom’s prior employer files any claims or demands against him relating to his employment with the Company. In the event the Company terminates Mr. Broom’s employment without cause prior to the expiration of the two-year term of the agreement, he is entitled to a lump sum payment or salary continuation equal to the amount he would have received had no termination occurred. Neither the Company nor Mr. Broom has incurred any legal costs or damages relating to Mr. Broom’s former employment.

Material Terms of Standard Employment Agreement.  With the exception of Mr. Li, who has a three-year employment agreement, we entered into two-year employment agreements with Messrs. Mao and Shen. We entered into the employment agreement with Messrs. Li and Mao on June 30, 2006, and with Mr. Shen on May 13, 2007, and renewed the agreement with Dr. Mao on June 30, 2008.

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

•	approach our clients, customers or contacts or other persons or entities, and not to interfere with the business relationship between us and such persons and/or entities;

•	assume employment with or provide services as a director for any of our competitors, or engage in any business which is in direct or indirect competition with our business; or

•	solicit the services of any of our employees.

Grants of Plan-Based Awards For Fiscal Year 2008

The following table sets forth information regarding grants of awards to named executive officers during the year ended September 30, 2008:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/share)		Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Xiangqian Li (2)	May 29, 2008	-	1,080,000	4.18	(2)	2,545,645	4.19
Tony Shen (3)	January 28, 2008	-	120,000	4.30		431,277	4.30
Huanyu Mao (4)	January 28, 2008	-	200,000	4.30		718,795	4.30
Kenneth G. Broom (5)	January 28, 2008	-	40,000	4.30		143,759	4.30

(1)	Grants under the Stock Option Plan are also described in the Outstanding Equity Awards at Fiscal Year-End Table below.

(2)
Mr. Li was conditionally granted an option to purchase 1,080,000 shares of our common stock on May 29, 2008 under the Stock Option Plan.  The issuance of the option was subject to shareholder approval of the amendment of the Stock Option Plan to increase the number of shares available for issuance thereunder.  On July 28, 2008, our shareholders approved certain amendments to the Stock Option Plan, including an amendment increasing the total number of shares available for issuance under the Plan from 4,000,000 to 8,000,000.  As a result, Mr. Li became entitled to the option.  The option is subject to a three-year vesting schedule, with the first 1/12 vesting on the last day of the full fiscal quarter following the date of grant (September 30, 2008), and the remaining 11/12 vesting in eleven equal installments on the last day of each following fiscal quarter.  The exercise price, $4.18, is equal to the average closing price of the five trading days preceding May 29, 2008, the date the grant was conditionally approved.  The option expires on May 28, 2013.

(3)
Mr. Shen was granted an option to purchase 120,000 shares of our common stock on January 28, 2008 under the Stock Option Plan.  The option vests and becomes exercisable over a three-year period with the option vesting and becoming exercisable as to 1/12 of the total shares every three months beginning on April 28, 2008.  The option’s exercise price is $4.30.  The option expires on January 28, 2013.

(4)
Dr. Mao was granted an option to purchase 200,000 shares of our common stock on January 28, 2008 under the Stock Option Plan.  The option vests and becomes exercisable in 12 installments over a three-year period as follows: The option was to vest and become exercisable as to 16,667 shares on April 28, 2008 and as to an additional 16,667 shares each three months thereafter beginning on July 28, 2008, through October 28, 2010, and as to the final 16,663 shares on January 28, 2011.  The option’s exercise price is $4.30.  The option expires on January 28, 2013.

(5)
Mr. Broom was granted an option to purchase 40,000 shares of our common stock on January 28, 2008 under the Stock Option Plan.  The option vests and becomes exercisable in 12 installments over a three-year period as follows: The option was to vest and become exercisable as to 3,334 shares on April 28, 2008 and as to an additional 3,334 shares each three months thereafter beginning on July 28, 2008, through October 28, 2010, and as to the final 3,326 shares on January 28, 2011.  The option’s exercise price is $4.30.  The option expires on January 28, 2013.

Outstanding Equity Awards At Fiscal Year-End 2008

The following table sets forth the equity awards outstanding at September 30, 2008 for each of the named executive officers.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Xiangqian Li (1)	90,000	990,000	4.18	May 28, 2013
Tony Shen (2)	60,000	20,000	3.35	May 13, 2012
	20,000	100,000	4.30	January 28, 2013
Huanyu Mao (3)	200,000	-	6.25	May 16, 2011
	33,334	166,666	4.30	January 28, 2013
Kenneth G. Broom (4)	6,668	33,332	4.30	January 28, 2013
	25,000	75,000	3.268	July 1, 2013

(1)
Mr. Li was conditionally granted an option to purchase 1,080,000 shares of our common stock on May 29, 2008 under the Stock Option Plan.  The issuance of the option was subject to shareholder approval of the amendment of the Stock Option Plan to increase the number of shares available for issuance thereunder.  On July 28, 2008, our shareholders approved certain amendments to the Stock Option Plan, including an amendment increasing the total number of shares available for issuance under the Plan from 4,000,000 to 8,000,000.  As a result, Mr. Li became entitled to the option.  The option is subject to a three-year vesting schedule, with the first 1/12 vesting on the last day of the full fiscal quarter following the date of grant (September 30, 2008), and the remaining 11/12 vesting in eleven equal installments on the last day of each following fiscal quarter.  The exercise price, $4.18, is equal to the average closing price of the five trading days preceding May 29, 2008, the date the grant was conditionally approved.  The option expires on May 28, 2013.

(2)
On June 25, 2007, Mr. Shen was granted an option to purchase 80,000 shares of Common Stock at a price of $3.35 per share. The option vests over two years, with 10,000 shares vesting on the last day of each fiscal quarter following the grant date, with the first vesting date occurring on June 30, 2007. On January 28, 2008, Mr. Shen was granted an option to purchase 120,000 shares of Common Stock at a price of $4.30 per share. The option vests and becomes exercisable over a three-year period with the option vesting and becoming exercisable as to 1/12 of the total shares every three months beginning on April 28, 2008.

(3)
Dr. Mao was granted an option to purchase 200,000 shares of Common Stock on May 16, 2005, at a price of $6.25 per share, 40% of which vested on July 1, 2007, an additional 30% of which vested on January 1, 2008, and the final 30% of which vested on July 1, 2008. Any unvested portion of the option is subject to forfeiture if Dr. Mao is no longer employed by the Company. On January 28, 2008, Dr. Mao was granted an option to purchase an additional 200,000 shares of Common Stock at a price of $4.30 per share. The option vests and becomes exercisable in 12 installments over a three-year period as follows: the first 16,667 shares on April 28, 2008, an additional 16,667 shares each three months thereafter beginning on July 28, 2008, through October 28, 2010, and the final 16,663 shares on January 28, 2011.

(4)
On June 25, 2007, Mr. Broom was granted an option to purchase 100,000 shares of Common Stock at a price of $3.268 per share. The option vests over four years, with 25,000 shares vesting on July 1 of each year and with the first vesting date occurring on July 1, 2008. On January 28, 2008, Mr. Broom was granted an option to purchase 40,000 shares of Common Stock at a price of $4.30 per share. The option vests and becomes exercisable in 12 installments over a three-year period as follows: the first 3,334 shares on April 28, 2008, an additional 3,334 shares each three months thereafter beginning on July 28, 2008, through October 28, 2010, and the final 3,326 shares on January 28, 2011.

Option Exercises and Stock Vested – 2008

None of our named executive officers’ stock awards vested during the year ended September 30, 2008. None of our named executive officers exercised options during the year ended September 30, 2008.

Potential Payments Upon Termination or Change in Control

We do not have change in control or severance agreements with our named executive officers. However, (i) each named executive officer’s employment agreement provides a payment to the named executive officer on account of the Company’s termination of his employment without cause and (ii) the Stock Option Plan provides that all outstanding options will automatically accelerate and become fully exercisable upon a change in control, except to the extent that those options are to be assumed or replaced by the successor company. In addition, the committee administering the Stock Option Plan has the authority to accelerate vesting of the shares of common stock subject to outstanding options held by any optionee in connection with the involuntary termination of that individual’s employment within 18 months following a change in control in which the options are assumed or replaced.

The following table reflects amounts payable to our named executive officers (1) assuming their employment was terminated without cause on September 30, 2008 and (2) assuming a change in control on September 30, 2008 or involuntary termination within 18 months of a change in control.

Name	Termination Without Cause ($)		Change in Control (1)($)
Xiangqian Li	8,800	(2)	-
Tony Shen	4,693	(3)	19,996.65
Huanyu Mao	7,920	(2)	-
Kenneth G. Broom	61,943	(4)	24,900

(1)
Amounts in this column reflect the value of unvested options that would be accelerated upon (i) a change of control if the options are not assumed by the successor corporation and (ii) involuntary termination within 18 months following a change in control in which the named executive officer’s options were assumed or replaced. Amounts are calculated based on (i) the difference between (a) the closing market price of a share of the Company’s common stock on September 30, 2008 and (b) the exercise price per share for an option grant (ii) multiplied by the number of shares subject to the option grant. There is no acceleration of restricted shares.

(2)	In accordance with their employment agreements, Messrs. Li and Mao, if terminated without cause on the last day of the fiscal year, would have been entitled to three months of salary continuation.

(3)	In accordance with his employment agreement, Mr. Shen, if terminated without cause on the last day of the fiscal year, would have been entitled to two months of salary continuation.

(4)	The amount is equal to the amount Mr. Broom would be paid if he continued to be employed for the remainder of the term of his employment agreement.

Compensation of Directors – 2008

Effective May 9, 2006, our shareholders approved the Compensation Plan for Non-Employee Directors. Eligible directors are paid approximately $20,000 annually, except that the director with the additional responsibility of chairing the Audit Committee is paid an additional $5,000 annually, in each case subject to adjustments determined by our board from time to time. Each independent director is granted 5,000 restricted shares of our common stock for serving as a director.

On August 6, 2008, we issued 5,000 shares of restricted stock to each of Charlene Spoede Budd, Chunzhi Zhang, and Richard B. Goodner as compensation for their services as a director. These restricted shares are subject to a one-year vesting schedule, with the first 25% vesting on the grant date, and the remaining 75% vesting in three installments on the last day of each following full quarter. The first 25% of the restricted shares was issued as fully paid common stock.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Total ($)
Charlene Spoede Budd	25,000	22,800	(2)	47,800
Chunzhi Zhang	20,000	22,800	(2)	42,800
Richard B. Goodner	20,000	22,800	(2)	42,800

(1)
The amounts represented in the stock awards column reflect the compensation expense recognized by the Company in fiscal year 2008 determined pursuant to SFAS 123R, and no forfeitures are assumed. The assumptions used to calculate the value of the restricted stock awards are set forth under Note 18 of the Notes to Consolidated Financial Statements.

(2)	Granted 5,000 shares of our restricted common stock on August 6, 2008.

Dr. Budd received a $25,000 retainer fee because of the added responsibility of serving as the chairperson of our Audit Committee during fiscal year 2008.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our Stock Option Plan as of September 30, 2008.  Options exercisable for 1,280,000 of the securities shown in column (a) below were granted under our Stock Option Plan before the effectiveness of the required stockholder approval.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights (a)		Weighted-average exercise price of outstanding options, restricted stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,121,250	(1)	$3.90	3,652,506	(1)

Equity compensation plans not approved by security holders	-		-	-

Total	3,121,250	(1)	$3.90	3,652,506	(1)

(1)
We granted options to purchase a total of 2,000,000 shares of common stock in May 2005. Of these options, options in respect of 170,000 shares of common stock were cancelled as of October 1, 2005. In the fiscal quarter ended September 30, 2007, options to purchase 30,000 shares of our common stock were cancelled. In each case, the holders of the options terminated their employment with us. On September 22, 2006, the Compensation Committee approved the form of Termination and Release Agreement for cancellation of 1,400,000 shares of stock options granted to the optionees who are residents of the PRC.  The Compensation Committee also consented to adopt the terms and provisions of the form of Restricted Stock Grant Agreement for the issuance of restricted shares and met during the first quarter of fiscal year 2007 to determine an appropriate number of shares of restricted stock that would be granted to these optionees under the Plan (the “Replacement Awards”).  The fair value of the Replacement Awards to be granted to each optionee would approximate that of the stock options given up by each optionee. The Replacement Awards would be classified as liability-classified awards until such time that the number of shares was determined. On September 28, 2006, options to purchase a total of 1,400,000 shares of our common stock were cancelled pursuant to termination and release agreements signed on that day. On December 26, 2006, pursuant to the restricted stock grant agreements signed between the Company and the respective optionees and based on the closing market price of the Company’s listed common stock on that day, a total of 914,994 shares of restricted stock were granted as Replacement Awards to the employees who gave up their stock options and continued to be employed by the Company on that date pursuant to restricted stock grant agreements. The fair value of the Replacement Awards granted to each optionee approximated that of such employee’s terminated stock options. The Compensation Committee ratified such grants on January 15, 2007. On June 25, 2007, the Company also issued 1,501,500 options to 111 employees pursuant to the Stock Option Plan. In accordance with the vesting provisions of the grants, the options were to become vested and exercisable during the period from June 30, 2007 to February 9, 2012 according to each employee’s respective agreement. On January 28, 2008, the Company also issued options to purchase 360,000 shares of our common stock to three executive officers pursuant to the Stock Option Plan. In accordance with the vesting provisions of the grants, each option vests and becomes exercisable over a three-year period with the option vesting and becoming exercisable as to 1/12 (or approximately 1/12) of the total shares every three months beginning on April 28, 2008. The expiration date of each option is January 28, 2013. In addition, on May 29, 2008, the Company conditionally granted Mr. Xiangqian Li an option to purchase 1,080,000 shares of our common stock under the Stock Option Plan.  The issuance of the option was subject to shareholder approval of the amendment of the Stock Option Plan to increase the number of shares available for issuance thereunder. Subsequently, an amendment increasing the maximum number of shares of common stock that may be issued and sold under the Stock Option Plan from 4,000,000 to 8,000,000 was approved at the annual shareholders meeting of the Company held on July 28, 2008, and ratified by the Compensation Committee on August 22, 2008. The material terms of our Stock Option Plan are summarized below.

Option Grants In the Last Fiscal Year

We granted options to our executive officers under our Stock Option Plan in the fiscal years of 2007 and 2008. We did not grant any options to our executive officers in fiscal year 2006.

Stock Option Plan

On May 16, 2005, our board of directors adopted the Stock Option Plan, which was later approved by our shareholders and became effective May 12, 2006. On July 28, 2008, our shareholders approved certain amendments to the Stock Option Plan. On August 22, 2008, our Compensation Committee, as the committee designated by our board of directors to administer the Stock Option Plan, ratified these amendments to the Stock Option Plan.  Under the Stock Option Plan, as amended, our board of directors is authorized to grant to our employees, non-employee directors and advisors nonqualified stock options, enabling them to purchase up to 8,000,000 shares of our common stock. The exercise price of options granted pursuant to the Stock Option Plan must be at least equal to the fair market value of our common stock on the date of the grant. Fair market value is determined at the discretion of the committee (described below) on the basis of reported sales prices for the Company’s common stock over a ten business day period ending on the grant date.

Types of Awards.  We may grant the following types of awards under our Stock Option Plan:

•	non-qualified stock options

•	restricted stock

Plan Administration.  A committee designated by our board of directors administers our Stock Option Plan. The committee has the sole discretion and authority to determine the eligibility, the number of underlying shares, as well as other terms and conditions of each grant. The committee also has the right to interpret, amend or modify each option agreement or restricted stock grant agreement and to remove any restrictions or conditions applicable to any options or restricted stock. A majority of the members constituting the committee will be sufficient to make decisions regarding matters related to the Stock Option Plan.

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

Option Agreement.  Options granted under our Stock Option Plan are evidenced by a non-qualified stock option agreement that sets forth the terms, conditions and limitations for the options granted, including the exercise price, duration of the options and the vesting schedule.

Termination of Employment, Death and Disability.  In the event of termination of services other than for death, disability or misconduct, the unvested portion of the options shall immediately terminate and cease to remain outstanding. If an option holder dies or ceases to provide services to us due to permanent disability, his or her options will become fully exercisable and will remain valid for exercise for a year. If an option holder ceases to provide services to us due to his or her misconduct, all the options held by such person shall immediately terminate, whether vested or unvested.

Market Stand-Off.  In case of a public offering pursuant to a registration statement filed under the Securities Act, holders of our options may not sell, hypothecate, pledge or otherwise transfer for value or dispose of any shares acquired upon exercise of an option granted under our Stock Option Plan without the prior written consent of us and the underwriters.  In event of a public offering, the market stand-off of the shares acquired upon exercise of an option shall be in effect for such period of time from and after the effective date of the final prospectus for the offering as may be required to execute such agreement as we or underwriter request in connection with the market stand-off.

Transferability of Options.  The options granted under our Stock Option Plan may not be transferred other than by will or operation of laws, except as otherwise agreed by the committee.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2008, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares (2)		Percent of Voting Stock (3)
Invesco PowerShares Capital Management LLC	3,941,524	(4)	6.8%
1360 Peachtree Street NE
Atlanta, GA 30309

Xiangqian Li	19,143,887	(5)	33.1%
BAK Industrial Park, No. 1 BAK Street
Kuichong Town
Longgang District, Shenzhen
People’s Republic of China

Huanyu Mao	250,001	(6)	*
BAK Industrial Park, No. 1 BAK Street
Kuichong Town
Longgang District, Shenzhen
People’s Republic of China

Tony Shen	90,000	(7)	*
BAK Industrial Park, No. 1 BAK Street
Kuichong Town
Longgang District, Shenzhen
People’s Republic of China

Charlene Spoede Budd	10,500	(8)	*
99 Air Strip Road
Jackson, Georgia 30233
United States

Chunzhi Zhang	10,000	(9)	*
Room 1505, Block B Tairan 9th Road
Chengongmiao, Futian District
Shenzhen 518000
People’s Republic of China

Richard Goodner	15,000	(10)	*
6608 Emerald Drive
Colleyville, TX 76034
United States

Xinggang Cao	12,291	(11)	*
BAK Industrial Park, No. 1 BAK Street
Kuichong Town
Longgang District, Shenzhen
People’s Republic of China

Kenneth G. Broom	35,002	(12)	*
31061 Gunn Ave. Mission
B.C. AI V45157

Directors and executive officers as a group (8 persons)	19,341,681		33.5%

*           Denotes less than 1% of the outstanding shares of common stock

(1)
On September 30, 2008, there were 57,676,481 shares of common stock outstanding and no issued and outstanding preferred stock. Each person named above has the sole investment and voting power with respect to all shares of common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(3)
In determining the percent of voting stock owned by a person on September 30, 2008, (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the shares in the aggregate of common stock outstanding on September 30, 2008, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	According to the Schedule 13G filed with the SEC on February 11, 2008, by Invesco Ltd. on behalf of Invesco PowerShares Capital Management LLC.

(5)
On May 29, 2008, Mr. Li was granted an option to purchase 1,080,000 shares of Common Stock at an exercise price of $4.18, the average closing price of the five trading days preceding May 29, 2008. The option is subject to a three-year vesting schedule, with the first 1/12 vesting on the last day of the full fiscal quarter following the date of grant (September 30, 2008), and the remaining 11/12 vesting in eleven equal installments on the last day of each following fiscal quarter.  Mr. Li is also a party to an Escrow Agreement pursuant to which he agreed to place 2,179,550 shares of his common stock into escrow as “make good shares” for the benefit of the new investors relating to the share issuance in January 2005 in the event we fail to satisfy certain “performance thresholds”, as defined in the Escrow Agreement for the fiscal years ending September 30, 2005 and 2006. Our previously reported net income for the fiscal year ended September 30, 2005 exceeded the “performance threshold” for such period; accordingly, 1,089,775 of the shares placed in escrow by Mr. Li were released to Mr. Li. Because the recognition of a compensation charge in connection with the release of the escrowed shares back to Mr. Li would cause our net income for fiscal year 2005 to fall below $12.0 million, and based on Mr. Li’s understanding that the investors in the January 2005 share issuance would therefore become entitled to the 1,089,775 shares released to him, Mr. Li undertook to transfer those shares to such investors on a pro rata basis. Notwithstanding this undertaking, however, the 1,089,775 shares were not delivered to such investors. Pursuant to the Li Settlement Agreement, Mr. Li agreed to deliver the 1,089,775 shares to BAK International; BAK International in turn agreed to deliver the shares to the Company. Upon receipt of these shares, the Company agreed to release all claims and causes of action against Mr. Li and certain other persons regarding the shares. In November 2007, the 1,089,775 shares were delivered to the Company. Under the terms of the Li Settlement Agreement, the Company was also authorized to commence negotiations with the investors who participated in the Company’s January 2005 private placement in order to achieve a complete settlement of BAK International’s obligations (and the Company’s obligations to the extent it has any) under the applicable agreements with such investors. Beginning on March 13, 2008, the Company entered into settlement agreements with certain investors in the January 2005 private placement. Pursuant to the settlement agreements, the Company and such investors have agreed, without any admission of liability, to a settlement and mutual releases from all claims relating to the January 2005 private placement, including all claims relating to the 1,089,775 “make good shares” of our common stock that had been placed into escrow by Mr. Li, in connection with the January 2005 private placement, as well as all claims, including claims for liquidated damages, relating to registration rights granted in connection with the January 2005 private placement. Pursuant to the settlement agreements, we have made settlement payments to each of the settling investors of a number of shares of common stock equal to 50% of the number of “make good shares” such investor had claimed. Aggregate settlement payments amounted to 368,745 shares as of September 30, 2008, all of which were issued in the fiscal year ended September 30, 2008. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the settlement agreements, we filed a registration statement covering the resale of such shares, which was declared effective by the SEC on June 26, 2008. The shares listed under Mr. Li in this table do not include the 1,089,775 shares that were delivered to the Company as described herein. Mr. Li is also a party to a guarantee agreement under which he has pledged certain of his shares of our common stock to China Development Bank as collateral for a long-term loan agreement entered into by Shenzhen BAK. Such shares had previously been subject to a pledge in favor of Shenzhen Development Bank which was released by Shenzhen Development Bank on August 25, 2006.

(6)
Dr. Mao was granted an option to purchase 200,000 shares of Common Stock on May 16, 2005, at a price of $6.25 per share, 40% of which vested on July 1, 2007, an additional 30% of which vested on January 1, 2008, and the final 30% of which vested on July 1, 2008. On January 28, 2008, Dr. Mao was granted an option to purchase an additional 200,000 shares of Common Stock at a price of $4.30 per share. The option vests and becomes exercisable in 12 installments over a three-year period as follows: the first 16,667 shares on April 28, 2008, an additional 16,667 shares each three months thereafter beginning on July 28, 2008, through October 28, 2010, and the final 16,663 shares on January 28, 2011.

(7)
On June 25, 2007, Mr. Shen was granted an option to purchase 80,000 shares of Common Stock at a price of $3.35 per share. The option vests over two years, with 10,000 shares vesting on the last day of each fiscal quarter following the grant date, with the first vesting date occurring on June 30, 2007. On January 28, 2008, Mr. Shen was granted an option to purchase 120,000 shares of Common Stock at a price of $4.30 per share. The option vests and becomes exercisable over a three-year period with the option vesting and becoming exercisable as to 1/12 of the total shares every three months beginning on April 28, 2008.

(8)
On June 25, 2007, Dr. Budd was granted 5,000 shares of restricted Common Stock. The restricted Common Stock was subject to a one-year vesting schedule, with unvested shares being subject to limitations on transfer and forfeiture provisions. The first 25% of the restricted shares vested on the applicable grant date, and the remaining 75% vest in three equal installments on the last day of each following full fiscal quarter of the Company. On August 6, 2008, Dr. Budd was granted 5,000 shares of restricted Common Stock on the same terms as those governing the June 25, 2007 grant.

(9)
On June 25, 2007, Mr. Zhang was granted 5,000 shares of restricted Common Stock. The restricted Common Stock was subject to a one-year vesting schedule, with unvested shares being subject to limitations on transfer and forfeiture provisions. The first 25% of the restricted shares vested on the applicable grant date, and the remaining 75% vest in three equal installments on the last day of each following full fiscal quarter of the Company. On August 6, 2008, Mr. Zhang was granted 5,000 shares of restricted Common Stock on the same terms as those governing the June 25, 2007 grant.

(10)
On July 17, 2007, Mr. Goodner was granted 5,000 shares of restricted Common Stock. The restricted Common Stock was subject to a one-year vesting schedule, with unvested shares being subject to limitations on transfer and forfeiture provisions. The first 25% of the restricted shares vested on the applicable grant date, and the remaining 75% vest in three equal installments on the last day of each following full fiscal quarter of the Company. On August 6, 2008, Mr. Goodner was granted 5,000 shares of restricted Common Stock on the same terms as those governing the July 17, 2007 grant.

(11)
Mr. Cao was granted 20,485 restricted shares of Common Stock on December 26, 2006, with 40% of such shares vesting on July 1, 2007, an additional 30% vesting on January 1, 2008, and the remaining 30% vesting on July 1, 2008. The first 40% of such shares has been exercised and sold.

(12)
 On June 25, 2007, Mr. Broom was granted an option to purchase 100,000 shares of Common Stock at a price of $3.268 per share. The option vests over four years, with 25,000 shares vesting on July 1 of each year and with the first vesting date occurring on July 1, 2008. On January 28, 2008, Mr. Broom was granted an option to purchase 40,000 shares of Common Stock at a price of $4.30 per share. The option vests and becomes exercisable in 12 installments over a three-year period as follows: the first 3,334 shares on April 28, 2008, an additional 3,334 shares each three months thereafter beginning on July 28, 2008, through October 28, 2010, and the final 3,326 shares on January 28, 2011.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None.

Director Independence

The Board of Directors has determined that each of our non-employee directors is independent and that each director who serves on each of its committees is independent, as the term is defined under the Nasdaq listing standards and the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

PKF performed services for us in fiscal years 2007 and 2008, related to financial statement audit work, quarterly reviews, audit of internal control over financial reporting and registration statement. Fees paid or payable to PKF in fiscal 2008 and 2007 were as follows:

	Year Ended September 30,
	2008	2007
Audit Fees	$175,000	$223,630
Audit-Related Fees	$43,059	$24,375
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$218,059	$248,005

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our audit committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our audit committee pre-approved the audit service performed by PKF for our consolidated financial statements as of and for the year ended September 30, 2008 and our internal control over financial reporting as of September 30, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)           Exhibit Listing

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 8, 2006)

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)

4.1	Form of Registration Rights Agreement, dated November 5, 2007 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)

4.2	China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

4.3
Amendment No. 1 to the China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2008)

4.5
Specimen Common Stock Certificate representing shares of Common Stock, par value $0.001 per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 24, 2008)

10.1
China BAK Battery, Inc. Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.2
Form of Indemnification Agreement with the Registrant’s directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.3
Employment Agreement between the Registrant and Xiangqian Li , dated June 30, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)

Exhibit No.	Description
10.4
Employment Agreement between the Registrant and Huanyu Mao, dated June 30, 2006 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)

10.5
Employment Agreement between the Registrant and Kenneth G. Broom, dated December 20, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)

10.6
Employment Agreement between the Registrant and Tony Shen, dated May 13, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)

10.7
Warrant issued by China BAK Battery, Inc. to Roth Capital Partners, LLC on September 16, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 30, 2005)

10.8
Warrant issued by China BAK Battery, Inc. to Global Hunter Securities LLC on September 16, 2005 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 30, 2005)

10.9
Summary of Comprehensive Credit Facility Agreement entered into between Shenzhen BAK Battery Co., Ltd. and Shuibei Branch, Shenzhen Commercial Bank on August 7, 2007 (incorporated by referent to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.10
Guaranty Contract of Maximum Amount, dated as of April 21, 2006, by and between BAK International Limited and Shuibei Branch, Shenzhen Commercial Bank (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.11
Individual Guaranty Contract of Maximum Amount, dated as of April 21, 2006, by and between Xiangqian Li and Shuibei Branch, Shenzhen Commercial Bank (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

10.12
Mortgage Contract, dated November 23, 2006, by and between Shenzhen Eastern Branch, Agricultural Bank of China and Shenzhen BAK Battery Co., Ltd. (incorporated by referent to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2007)

10.13
Summary of Comprehensive Credit Facility Agreement of Maximum Amount, dated June 8, 2007, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.14
Guaranty Contract of Maximum Amount, dated June 8, 2007, among BAK International Limited, Xiangqian Li and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.15
Summary of Loan Agreement, dated as of June 22, 2007, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.16
Summary of Comprehensive Credit Facilities Agreement, dated June 20, 2007, by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

10.17
Guaranty Contract of Maximum Amount Pledge, dated June 20, 2007, by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007)

Exhibit No.	Description
10.18
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

10.25
Summary of Guaranty Contract of Maximum Amount, dated March 14, 2007, by and between BAK International Limited and China CITIC Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2007)

10.26
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

10.28
Loan Certificate between Shenzhen BAK Battery Co., Ltd and China CITIC Bank on April 18, 2007 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-filed with the Commission on August 7, 2007)

10.29
Summary of Comprehensive Credit Facility Agreement entered into between Shenzhen BAK Battery Co., Ltd and Shenzhen Branch, China Construction Bank on February 14, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2007)

10.30
Summary of Guaranty Agreement of Maximum Amount entered into between Shenzhen BAK Battery Co., Ltd and Shenzhen Branch, China Construction Bank on February 14, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2007)

10.31
Summary of Loan Agreement entered into between Shenzhen BAK Battery Co., Ltd and Shenzhen Branch, China Construction Bank on February 14, 2007 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2007)

Exhibit No.	Description
10.32
Summary of Loan Agreement, effective December 18, 2006, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.33
Summary of Loan Agreement, dated December 26, 2006, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China Development Bank. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2007)

10.34
Summary of Guaranty Agreement, dated December 26, 2006, between Xiangqian Li and Shenzhen Branch, China Development Bank. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2007)

10.35
Summary of Guaranty Contract, dated as of January 11, 2006, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Nanshan Branch of Guangdong Development Bank to secure indebtedness of Shenzhen Tongli Hi-tech Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 18, 2006)

10.36
Summary of Loan Agreement dated July 2, 2007, by and between Shenzhen BAK Co., Ltd. and Agricultural Bank of China, Shenzhen Eastern Branch (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)

10.37
Summary of Loan Agreement dated August 27, 2007, by and between Shenzhen BAK Co., Ltd. and Agricultural Bank of China, Shenzhen Eastern Branch (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)

10.38
Loan Certificate, dated July 2, 2007, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Development Bank, Shenzhen Branch (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)

10.39
Loan Certificate, dated August 14, 2007, by and between Shenzhen BAK Co., Ltd. and Bank of China, Shenzhen Branch (incorporated by reference to Exhibit 10.44to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)

10.40
Loan Certificate, dated August 15, 2006, by and between Shenzhen BAK Battery Co., Ltd and Bank of China, Shenzhen Branch (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)

10.41
Loan Certificate, dated September 3, 2007, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Ping An Bank, Shuibei Branch (f/k/a Shenzhen Commercial Bank) (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)

10.42
Loan Certificate, dated September 6, 2007, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Ping An Bank, Shuibei Branch (f/k/a Shenzhen Commercial Bank) (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)

10.43
Loan Certificate, dated July 9, 2007, by and between Shenzhen BAK Co., Ltd. and Agricultural Bank of China, Shenzhen Eastern Branch (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)

10.44
Credit Facility Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated November 1, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)

10.45
Guaranty Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated November 1, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)

10.46
Pledge Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated November 8, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)

Exhibit No.	Description
10.47
Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated November 27, 2007 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)

10.48
Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Pingshan Branch, Shenzhen Development Bank, dated December 12, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)

10.49
Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Pingshan Branch, Shenzhen Development Bank, dated December 14, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)

10.50
Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Pingshan Branch, Shenzhen Development Bank, dated December 20, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)

10.51
Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Shuibei Branch, Shenzhen Ping An Bank, dated October 22, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)

10.52
Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated October 11, 2007 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)

10.53
Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated October 11, 2007 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)

10.54
Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated October 11, 2007 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)

10.55
Form of Settlement Agreement between the Registrant and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2008)

10.56
Form of Settlement Agreement between the Registrant and Chinamerica Fund, LP, dated March 13, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

10.57
Form of Settlement Agreement between the Registrant and The Pinnacle Fund, L.P., dated March 21, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

10.58
Summary of Comprehensive Credit Facility Agreement, by and between Shenzhen BAK Battery Co., Ltd and Shenzhen Hi-tech Industrial Park Branch, Industrial Bank Co., Ltd, dated March 25, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

10.59
Summary of Guaranty Contract of Maximum Amount, by and between Mr. Xiangqian Li and Shenzhen Hi-tech Industrial Park Branch, Industrial Bank Co., Ltd on March 24, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

10.60
Summary of Loan Agreement, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Hi-tech Industrial Park Branch, Industrial Bank Co., Ltd, dated March 25, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

10.61
Loan certificate with Shenzhen Hi-tech Industrial Park Branch, Industrial Bank Co., Ltd, dated March 25, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

Exhibit No.	Description
10.62
Loan certificate with Shenzhen Branch, Bank of China, dated March 27, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

10.63
Summary of Loan Agreement between BAK International (Tianjin) Limited and Tianjin Branch, Agricultural Bank of China, dated May 26, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.64
Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen East Branch, Agricultural Bank of China, dated May 20, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.65
Summary of Guaranty Contract of Maximum Amount between BAK International (Tianjin) Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated May 20, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.66
Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.67
Summary of Guaranty Contract of Maximum Amount between BAK International Limited and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.68
Summary of Guaranty Contract of Maximum Amount between Xiangqian Li and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.69
Supplemental Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Agricultural Bank of China, dated August 6, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.70	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated September 17, 2008

10.71	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated September 19, 2008

10.72	Credit Loan Certificate between Bank of China and Shenzhen BAK Battery Co., Ltd., dated August 19, 2008

10.73	Credit Loan Certificate between Bank of China, Shenzhen Branch and Shenzhen BAK Battery Co., Ltd., dated August 29, 2008

10.74
Guaranty Contract of Maximum Amount among BAK International (Tianjin) Limited, BAK International Limited, Xiangqian Li, and Shenzhen Eastern Branch, Agricultural Bank of China, dated September 17, 2008

10.75	Summary of Shenzhen Land Use Right Grant Agreement by and between Shenzhen Municipal Bureau of Land Resources and Housing Management and Shenzhen BAK Battery Co., Ltd., dated June 29, 2007

10.76	Summary of Contract for Assignment of Shenzhen Land Use Right by and between Shenzhen Municipal Bureau of Land Resources and Housing Management and Shenzhen BAK Battery Co., Ltd., dated June 29, 2007

10.77
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 23, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

Exhibit No.	Description
10.78	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2008)

10.79
Placement Agency Agreement between the Registrant and Brean Murray, Carret & Co., LLC, accepted August 22, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2008)

10.80
Amendment to Placement Agency Agreement between the Registrant and Brean Murray, Carret & Co., LLC, dated August 22, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2008)

10.81	Form of Securities Purchase Agreement, dated November 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)

10.82
Delivery of Make Good Shares, Settlement and Release Agreement, by and among China BAK Battery, Inc., Xiangqian Li, and BAK International, Ltd., dated October 22, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)

10.83
Escrow Agreement by and among Medina Coffee, Inc., certain investors indicated therein, Xiangqian Li, and Securities Transfer Corporation, dated as of January 20, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2005)

10.84	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2007)

14.1	Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

16.1
Letter from KPMG to Securities and Exchange Commission, dated April 13, 2007 (incorporated by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on April 17, 2007)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Form S-1 filed with the Commission on October 11, 2006)

23.1	Consent of PKF

23.2	Consent of KPMG

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CHINA BAK BATTERY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED SEPTEMBER 30, 2006, 2007 AND 2008

Contents	Page(s)

Report of Independent Registered Public Accounting Firm - PKF	F-1

Report of Independent Registered Public Accounting Firm - KPMG	F-2

Consolidated Balance Sheets as of September 30, 2007 and 2008	F-3 - F-4

Consolidated Statements of Operations and Comprehensive Income for the years ended September 30, 2006, 2007 and 2008	F-5

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2006, 2007 and 2008	F-6

Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2007 and 2008	F-7 - F-8

Notes to the Consolidated Financial Statements	F-9 - F-45

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
China BAK Battery, Inc.:

We have audited the accompanying consolidated balance sheets of China BAK Battery, Inc. and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2008 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ PKF
Certified Public Accountants
Hong Kong
December 10, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
China BAK Battery, Inc.:

We have audited the accompanying consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows of China BAK Battery, Inc. and subsidiaries (hereinafter collectively referred to as the “Group”) for the year ended September 30, 2006. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of the Group for the year ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG
Hong Kong, China

December 8, 2006

China BAK Battery, Inc. and subsidiaries
Consolidated balance sheets
As of September 30, 2007 and 2008

(In US$)

	Note		2007	2008

Assets
Current assets
Cash and cash equivalents			$14,196,513	$35,706,834
Pledged deposits	3		4,594,727	4,449,244
Trade accounts receivable, net	4		63,150,872	82,740,288
Inventories	5		59,827,232	67,583,060
Prepayments and other receivables	6		1,656,494	4,462,492
Deferred tax assets	7	(b)	502,916	1,719,662

Total current assets			143,928,754	196,661,580

Property, plant and equipment, net	8, 20		145,123,022	195,435,212
Lease prepayments, net	9		17,884,436	31,782,129
Intangible assets, net	10		121,038	161,418
Deferred tax assets	7	(b)	171,774	6,543

Total assets			$307,229,024	$424,046,882

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated balance sheets
As of September 30, 2007 and 2008 (continued)

(In US$)

	Note		2007	2008

Liabilities
Current liabilities
Short-term bank loans	11		$89,870,586	$105,598,170
Current maturities of long-term bank loans	12		-	8,799,848
Accounts and bills payable			45,588,583	57,486,716
Accrued expenses and other payables	13		15,467,192	21,581,182

Total current liabilities			150,926,361	193,465,916

Long-term bank loans, less current maturities	12		29,291,154	55,732,366
Deferred revenue	21		-	7,685,200
Deferred tax liabilities	7	(b)	279,597	91,400

Total liabilities			180,497,112	256,974,882

Commitments and contingencies	20

Shareholders’ equity
Ordinary shares US$ 0.001 par value;
100,000,000 authorized; 49,250,853 and 57,676,481 issued and outstanding as of September 30, 2007 and 2008 respectively			49,251	57,677
Donated shares			7,955,358	14,101,689
Additional paid-in capital			66,355,151	97,286,286
Statutory reserves			6,426,977	6,917,943
Retained earnings			36,060,426	27,628,860
Accumulated other comprehensive income			9,884,749	25,146,155
			126,731,912	171,138,610
Less: Treasury shares			-	(4,066,610)

Total shareholders’ equity			126,731,912	167,072,000

Total liabilities and shareholders’ equity			$307,229,024	$424,046,882

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of operations and comprehensive income
For the years ended September 30, 2006, 2007 and 2008

(In US$)

	Note		2006	2007	2008

Net revenues	23		$143,829,016	$145,860,899	$245,347,569
Cost of revenues	8, 17		(104,196,278)	(120,254,925)	(214,441,714)

Gross profit			39,632,738	25,605,974	30,905,855

Operating expenses:
Research and development expenses	8, 17		(2,935,134)	(3,957,145)	(6,252,106)
Sales and marketing expenses	8, 17		(5,054,624)	(4,695,604)	(5,802,655)
General and administrative expenses	8, 17		(9,071,615)	(12,371,873)	(19,347,625)

Total operating expenses			(17,061,373)	(21,024,622)	(31,402,386)

Operating income / (loss)			22,571,365	4,581,352	(496,531)

Finance costs, net	16		(1,888,313)	(5,224,800)	(11,020,808)
Gain on trading securities			279,260	-	-
Government grant income			-	1,034,685	1,774,375
Other (expenses) / income			(204,854)	(103,430)	757,151

Income / (loss) before income taxes			20,757,458	287,807	(8,985,813)

Income taxes	7	(a)	(592,892)	195,521	1,045,213

Net income / (loss)			$20,164,566	$483,328	$(7,940,600)

Other comprehensive income
- Foreign currency translation adjustment			2,443,124	6,436,370	15,261,406

Comprehensive income			$22,607,690	$6,919,698	$7,320,806

Net income / (loss) per share:
-Basic	15		$0.41	$0.01	$(0.15)

-Diluted	15		$0.41	$0.01	$(0.15)

Weighted average number of ordinary shares:
-Basic	15		48,879,608	48,979,115	52,313,768

-Diluted	15		48,912,963	49,442,285	52,313,768

See accompanying notes to the consolidated financial statements.

  China BAK Battery, Inc. and subsidiaries
  Consolidated statements of shareholders’ equity
For the years ended September 30, 2006, 2007 and 2008

(In US$)

								Accumulated			Total
	Ordinary shares							other	Treasury shares		share-
		Number of		Donated	Additional	Statutory	Retained	comprehensive	Number of		holders’
	Note	shares	Amount	shares	paid-in capital	reserves	earnings	income	shares	Amount	equity

Balance as of October 1, 2005		48,878,396	$48,878	$—	$67,415,501	$3,034,141	$18,805,368	$1,005,255	—	$—	$90,309,143

Net income		—	—	—	—	—	20,164,566	—	—	—	20,164,566

Share-based compensation for employee stock option awards	18	—	—	—	2,625,269	—	—	—	—	—	2,625,269

Cancellation of 1,400,000 employee stock options, replaced by restricted shares awards which are classified as liability award	18	—	—	—	(2,045,393)	—	—	—	—	—	(2,045,393)

Share-based compensation for common stock granted to non-employee directors	18	—	—	—	131,320	—	—	—	—	—	131,320

Issuance of common stock to non-employee directors	18	7,500	8	—	(8)	—	—	—	—	—	—

Appropriation to statutory reserves		—	—	—	—	2,757,577	(2,757,577)	—	—	—	—

Foreign currency translation adjustment		—	—	—	—	—	—	2,443,124	—	—	2,443,124

Balance as of September 30, 2006		48,885,896	$48,886	$—	$68,126,689	$5,791,718	$36,212,357	$3,448,379	—	$—	$113,628,029

Net income		—	—	—	—	—	483,328	—	—	—	483,328

2006 escrow shares donated by Mr. Xiangqian Li and released to investors		—	—	7,955,358	(7,955,358)	—	—	—	—	—	—

Share-based compensation for employee stock option awards	18	—	—	—	1,173,033	—	—	—	—	—	1,173,033

Issuance of 914,994 shares of restricted stocks and reclassification of liability-classified awards	18	—	—	—	4,969,974	—	—	—	—	—	4,969,974

Share-based compensation for common stock granted to employees and non-employee directors	18	—	—	—	41,178	—	—	—	—	—	41,178

Issuance of common stock to employees and non-employee directors	18	364,957	365	—	(365)	—	—	—	—	—	—

Appropriation to statutory reserves		—	—	—	—	635,259	(635,259)	—	—	—	—

Foreign currency translation adjustment		—	—	—	—	—	—	6,436,370	—	—	6,436,370

Balance as of September 30, 2007		49,250,853	$49,251	$7,955,358	$66,355,151	$6,426,977	$36,060,426	$9,884,749	—	$—	$126,731,912

2005 escrow shares donated by Mr. Xiangqian Li		—	—	6,146,331	—	—	—	—	(1,089,775)	(6,146,331)	—

2005 escrow shares settlement		—	—	—	(2,079,721)	—	—	—	368,745	2,079,721	—

Net loss		—	—	—	—	—	(7,940,600)	—	—	—	(7,940,600)

Share-based compensation for employee stock option awards and issuance of restricted stock	18	—	—	—	3,780,074	—	—	—	—	—	3,780,074

Exercise of stock options awards	18	277,500	278	—	1,502,980	—	—	—	—	—	1,503,258

Issuance of common stock to employees	18	530,560	530	—	(530)	—	—	—	—	—	—

Issuance of common stock to non-employee directors	18	15,000	15	—	(15)	—	—	—	—	—	—

Issuance of new common stock		7,602,568	7,603	—	27,728,347	—	—	—	—	—	27,735,950

Appropriation to statutory reserves		—	—	—	—	490,966	(490,966)	—	—	—	—

Foreign currency translation adjustment		—	—	—	—	—	—	15,261,406	—	—	15,261,406

Balance as of September 30, 2008		57,676,481	$57,677	$14,101,689	$97,286,286	$6,917,943	$27,628,860	$25,146,155	(721,030)	$(4,066,610)	$167, 072,000

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2006, 2007 and 2008

(In US$)

	2006	2007	2008
Cash flow from operating activities
Net income / (loss)	$20,164,566	$483,328	$(7,940,600)
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	5,815,706	8,911,704	13,249,392
Provision for / (recovery of) doubtful debts	(555,593)	1,825,149	1,943,006
Provision for obsolete inventories	-	1,639,024	609,950
Share-based compensation	4,336,361	2,559,020	3,780,074
Loss of disposal of property, plant and equipment	-	-	194,572
Deferred income taxes	72,810	(609,684)	(1,152,379)
Deferred revenue	-	-	(281,786)
Exchange loss	-	-	1,326,524

Changes in operating assets and liabilities:
Trade accounts receivable	(19,938,136)	2,617,075	(14,600,168)
Inventories	(25,692,710)	(11,306,910)	(2,223,341)
Prepayments and other receivables	456,086	(218,914)	(2,564,878)
Accounts and bills payable	4,273,690	(3,037,756)	6,934,131
Accrued expenses and other payables	5,382,463	123,504	3,429,849

Net cash (used in) / provided by operating activities	(5,684,757)	2,985,540	2,704,346

Cash flow from investing activities

Purchases of property, plant and equipment	(41,382,163)	(48,792,746)	(45,774,710)
Payment of lease prepayment	-	(17,041,954)	(5,454,339)
Proceeds from disposal of property, plant and equipment	-	-	786,401
Purchases of intangible assets	(33,738)	(60,756)	(108,501)

Net cash used in investing activities	$(41,415,901)	$(65,895,456)	$(50,551,149)
See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2006, 2007 and 2008 (continued)

(In US$)

	2006	2007	2008
Cash flow from financing activities

Proceeds from borrowings	$99,036,333	$157,532,382	$159,913,210
Repayment of borrowings	(70,681,655)	(111,115,433)	(122,576,645)
Decrease in pledged deposits	6,420,291	8,827,193	588,058
Amounts received from related parties	271,873	-	-
Proceeds from issuance of capital stock, net	-	-	29,239,208

Net cash provided by financing activities	35,046,842	55,244,142	67,163,831

Effect of exchange rate changes on cash and cash equivalents	97,587	762,732	2,193,293

Net (decrease) / increase in cash and cash equivalents	(11,956,229)	(6,903,042)	21,510,321
Cash and cash equivalents at the beginning of year	33,055,784	21,099,555	14,196,513

Cash and cash equivalents at the end of year	$21,099,555	$14,196,513	$35,706,834

Supplemental disclosure of cash flow information:

Cash received during the year for:
Bills receivable discounted to banks	$19,813,271	$7,019,450	$18,000,115

Proceeds from disposal of trading securities	$3,981,274	$-	$-

Cash paid during the year for:
Income taxes	$747,548	$306,992	$141,918

Interest, net of amounts capitalized	$1,874,351	$5,659,556	$9,615,904

Purchases of trading securities	$3,702,014	$-	$-

Investing activities not requiring the use of cash and cash equivalents:
Sale of equipment in exchange for inventories	$1,076,226	$-	$-

Purchase of equipment in exchange for
settlement of prepayments and other receivables	$561,588	$-	$-

Non-cash movements affecting financing transactions:
2006 escrow shares donated by Mr. Xiangqian Li and release to investors	$-	$7,955,358	$-

2005 escrow shares donated by Mr. Xiangqian Li	$-	$-	$6,146,331

2005 escrow shares settlement	$-	$-	$2,079,721

Government grants to subsidize additional cost of land use rights	$-	$-	$7,889,991

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008

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

Basis of Presentation and Organization

As of September 30, 2008, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; and vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of US$99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International was required to contribute US$20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. An extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately US$20,000,000 capital to BAK Tianjin. The remaining US$79,990,000 is required to be fully contributed no later than December 11, 2008 and BAK International is in the process of applying for an extension of the contribution period with the relevant government bureau. BAK Tianjin will be principally engaged in the manufacture of advanced lithium ion batteries for use in cordless power tools and other applications.

Pursuant to Shenzhen BAK’s articles of association and relevant PRC regulations, BAK International was required to contribute about US$5.72 million to Shenzhen BAK as capital (representing 7% of Shenzhen BAK’s registered capital) no later than October 2008. BAK International is in the process of applying for a reduction in its required registered capital with the relevant government bureau.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

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

Also on January 20, 2005, immediately prior to consummating the share swap transaction, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of US$17,000,000.  In conjunction with this financing, Mr. Xiangqian Li, the Chairman and Chief Executive Officer of the Company, agreed to place 2,179,550 shares of the Company's common stock owned by him into an escrow account pursuant to an Escrow Agreement dated January 20, 2005 (the “Escrow Agreement”). Pursuant to the Escrow Agreement, 50% of the escrowed shares were to be released to the investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2005 was not at least US$12,000,000, and the remaining 50% were to be released to investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2006 was not at least US$27,000,000.  If the audited net income of the Company for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr. Xiangqian Li in the amount of 50% upon reaching the 2005 target and the remaining 50% upon reaching the 2006 target.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

Basis of Presentation and Organization (continued)

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

At the time the escrow shares relating to the 2006 performance threshold were transferred to the investors in fiscal year 2007, the Company should have recognized a credit to donated shares and a debit to additional paid-in capital, both of which are elements of shareholders’ equity. This entry is not material because total ordinary shares issued and outstanding, total shareholders’ equity and total assets do not change; nor is there any impact on income or earnings per share. Therefore, previously filed consolidated financial statements for the fiscal year ended September 30, 2007 will not be restated. This share transfer has been reflected in these financial statements by reclassifying the balances of certain items as of October 1, 2007. The balances of donated shares and additional paid-in capital as of October 1, 2007 were credited and debited by US$7,955,358 respectively, as set out in the consolidated statements of shareholders’ equity and consolidated balance sheets for the year ended and as of September 30, 2008.

In November 2007, Mr. Xiangqian Li delivered the 1,089,775 shares related to the 2005 performance threshold to BAK International pursuant to the Li Settlement Agreement; BAK International in turn delivered the shares to the Company. Such shares (other than those issued to investors pursuant to the 2008 Settlement Agreements, as described below) are now held by the Company. Upon receipt of these shares, the Company and BAK International released all claims and causes of action against Mr. Xiangqian Li regarding the shares, and Mr. Xiangqian Li released all claims and causes of action against the Company and BAK International regarding the shares. Under the terms of the Li Settlement Agreement, the Company commenced negotiations with the investors who participated in the Company’s January 2005 private placement in order to achieve a complete settlement of BAK International’s obligations (and the Company’s obligations to the extent it has any) under the applicable agreements with such investors.

Beginning on March 13, 2008, the Company has entered into settlement agreements (the “2008 Settlement Agreements”) with certain investors in the January 2005 private placement.

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of September 30, 2008 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

The Company’s consolidated financial statements have been prepared in accordance with US GAAP.

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”), Hong Kong, Germany, India or Canada, the accounting standards used in the places of their domicile. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

2	Summary of Significant Accounting Policies and Practices

(a)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

(b)	Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of September 30, 2007 and 2008, there were no cash equivalents.

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
As of September 30, 2006, 2007 and 2008 (continued)

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

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated based on the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

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

(h)	Foreign Currency Transactions and Translation

The reporting currency of the Company is the United States dollar (“US dollar”). Transactions denominated in currencies other than US dollar are translated into US dollar at the average rates for the period. Monetary assets and liabilities denominated in currencies other than US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other (expenses) / income in the statement of operations and comprehensive income.

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
As of September 30, 2006, 2007 and 2008 (continued)

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

September 30, 2008
Balance sheet	RMB 6.8183 to US$1.00
Statement of operations and comprehensive income	RMB 7.0976 to US$1.00

September 30, 2007
Balance sheet	RMB 7.5108 to US$1.00
Statement of operations and comprehensive income	RMB 7.7127 to US$1.00

September 30, 2006
Balance sheet	RMB 7.90870 to US$1.00
Statement of operations and comprehensive income	RMB 8.02857 to US$1.00

Commencing from July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of US dollar against RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of US dollar against RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

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
As of September 30, 2006, 2007 and 2008 (continued)

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive income in the period that includes the enactment date.

(n)	Research and Development and Advertising Expenses

Research and development and advertising expenses are expensed as incurred. Research and development expenses consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development. Advertising expenses, included in sales and marketing expenses, amounted to US$234,379, US$138,639 and US$22,232 for the years ended September 30, 2006, 2007 and 2008 respectively.

(o)	Bills Payable

Bills payable represent bills issued by financial institutions to the Company’s vendors. The Company’s vendors receive payments from the financial institutions directly upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

(p)	Government Grants

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. Government grants are used for purchases of assets, to subsidize the research and development expenses incurred, for compensation expenses already incurred or for good performance of the Company.

Grants applicable to land are amortized over the life of the depreciable facilities constructed on it. For research and development expenses, the Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred. For government grants received as compensation for expenses already incurred are recognized as income in the period they become recognizable.

Government grants of US$62,278 were offset against the research and development expenses for the year ended September 30, 2006. No government grants were offset against the research and development expenses for the years ended September 30, 2007 and 2008. Government grants of US$794,635 were offset against the finance costs for the year ended September 30, 2008. No government grants were offset against the finance costs for the years ended September 30, 2006 and 2007. Government grants recorded as deferred income amounted to US$579,166 and US$637,989 as of September 30, 2007 and 2008 respectively.

During the year ended September 30, 2007, the Company recorded government grant income of US$1,034,685. US$777,289 of the grant was received to subsidize the interest expenses incurred by the Company in prior years for research and development activities and US$257,396 represents refund of value-added tax paid by Shenzhen BAK in prior years since Shenzhen BAK qualifies as a new and high technology enterprise.

During the year ended September 30, 2008, the Company received grants of US$1,492,589. US$1,000,338 of the grant was received to subsidize the interest expenses incurred by the Company in prior years for research and development activities. US$492,251 was received to reward the Company’s contributions to the Shenzhen area’s economy.

In addition, the Company received US$7,889,991 (RMB56,000,000) of government subsidies during the year ended September 30, 2008 in relation to the additional cost of land use rights of BAK Industrial Park. Such subsidies were recorded in the deferred revenue and was amortized over the life of the depreciable facilities constructed on BAK Industrial Park’s land of 35 years. Amortization for the year ended September 30, 2008 was US$281,786.

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

In December 2004, the FASB issued SFAS 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the Company to measure and recognize compensation expenses for an award of equity instrument based on the grant-date fair value. The cost is recognized over the vesting period (or the requisite service period). SFAS 123R also requires the Company to measure the cost of a liability-classified award based on its current fair value. The fair value of the award will be remeasured subsequently at each reporting date through the settlement date. Changes in far value during the requisite service period is recognized as compensation cost over that period. Further, SFAS 123R requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the assumptions noted in the following table. The expected volatility was based on the historical volatilities of the Company’s listed common stock in the United States and other relevant market information. The Company uses historical data to estimate share option exercises and employee departure behavior used in the valuation model. The expected terms of share options granted is derived from the output of the option pricing model and represents the period of time that share options granted are expected to be outstanding. Since the share options once exercised will primarily trade in the U.S. capital market, the risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

(r)	Retirement and Other Postretirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses in the statement of operations and comprehensive income as and when the related employee service is provided.

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
As of September 30, 2006, 2007 and 2008 (continued)

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

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation Number (“FIN”) 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for the Company on October 1, 2007. The adoption of FIN 48 has no material impact on the Company’s financial statements.

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
As of September 30, 2006, 2007 and 2008 (continued)

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

3	Pledged Deposits

Pledged deposits as of September 30, 2007 and 2008 consist of the following:

	2007	2008

Pledged deposits with banks for:
Construction payable	$-	$931,317
Bills payable	4,594,727	3,517,927
	$4,594,727	$4,449,244

Deposits pledged for construction payable are generally released when the relevant constructions are completed.

4	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2007 and 2008 consist of the following:

	2007	2008

Trade accounts receivable	$57,928,281	$87,974,185
Less: Allowance for doubtful accounts	(3,021,617)	(5,351,244)

	54,906,664	82,622,941
Bills receivable	8,244,208	117,347

	$63,150,872	$82,740,288

An analysis of the allowance for doubtful accounts for the years ended September 30, 2006, 2007 and 2008 is as follows:

	2006	2007	2008

Balance at beginning of year	$1,593,538	$1,063,285	$3,021,617
(Reversal) / addition of bad debt expense, net	(558,719)	1,852,213	1,943,139
Foreign exchange adjustment	28,466	106,119	386,488

Balance at end of year	$1,063,285	$3,021,617	$5,351,244

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

5	Inventories

Inventories as of September 30, 2007 and 2008 consist of the following:

	2007	2008

Raw materials	$15,245,732	$16,671,505
Work-in-progress	5,698,017	12,993,897
Finished goods	40,776,958	40,638,380

	61,720,707	70,303,782
Provision for obsolete inventories	(1,893,475)	(2,720,722)

	$59,827,232	$67,583,060

Part of the Company’s inventories with carrying value of US$19,971,241 and US$21,999,619 as of September 30, 2007 and 2008, respectively, was pledged as collateral under certain loan agreements (see Note 11).

6	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2007 and 2008 consist of the following:

	2007	2008

Prepayments for raw materials and others	$925,187	$866,561
Other receivables	740,088	3,605,465
Less: Allowance for doubtful accounts	(8,781)	(9,534)

	$1,656,494	$4,462,492

7	Income Taxes

United States Tax

China BAK is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the years ended September 30, 2006, 2007 and 2008. The statutory tax rate for each of the years ended December 31, 2006, 2007 and 2008 is 35%.

Canada States Tax

BAK Canada is subject to Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the years ended September 30, 2007 and 2008. The statutory tax rate for the year ended September 30, 2008 is 38%.

Hong Kong Tax

BAK International is subject to Hong Kong profits tax rate of 16.5%. Management of BAK International has determined that all income and expenses are offshore and not subject to Hong Kong profits tax. As a result, BAK International did not incur any Hong Kong profits tax during the years presented.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

PRC Tax

Shenzhen BAK and BAK Electronics are both registered and operate in Shenzhen, the PRC, and are each recognized as “Manufacturing Enterprise Located in Special Economic Zone”. As a result, they have been entitled to a preferential enterprise income tax rate of 15%. In accordance with the relevant income tax laws, the profits of Shenzhen BAK and BAK Electronics were fully exempted from income tax for two years from the first profitable calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption for the immediate next three calendar years ("tax holiday").

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006. In addition, due to additional capital contributed by BAK International to Shenzhen BAK in both 2005 and 2006  and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007, Shenzhen BAK was granted a preferential income tax rate of 3.309%, 3.82% and 7.5% for calendar years 2005, 2006 and 2007, respectively. In accordance with the transition period of the new corporate income tax law (the “New CIT Law”), described below, Shenzhen BAK’s income tax rate for the calendar years 2008, 2009, 2010 and 2011 is expected to be 18%, 20%, 22%, and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

BAK Electronics, established in August 2005, has been eligible for the same preferential tax treatment previously applicable to Shenzhen BAK and was in the tax holiday and fully exempt from any enterprise income tax for calendar years 2006 and 2007 followed by a three-year 50% reduction in its enterprise income tax rate. In addition, pursuant to the transition period of the New CIT Law, described below, and before considering the above-mentioned 50% reduction, BAK Electronics’ income tax rates for calendar years 2008, 2009, 2010, and 2011 are expected to be 18%, 20%, 22%, and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, BAK Electronics’ income tax rate after consideration of its tax holiday is expected to be 9%, 10%, 11%, and 24% for the calendar years 2008, 2009, 2010, and 2011, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

BAK Tianjin is currently exempted from any enterprise income tax due to cumulative tax losses.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt the New CIT Law. The New CIT Law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic enterprises and FIEs. The New CIT Law became effective on January 1, 2008. According to the New CIT Law, the applicable income tax rate for Shenzhen BAK, BAK Electronics and BAK Tianjin will be 25% after their preferential tax holidays and the transition period have ended.  During the transition period, tax rates for subject entities are expected to be 18%, 20%, 22%, and 24% for the calendar years 2008, 2009, 2010, and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

(a)	Income taxes in the consolidated statements of operations and comprehensive income

Income taxes consist of:

	2006	2007	2008

Current tax	$520,082	$414,163	$107,166
Deferred tax	72,810	(609,684)	(1,152,379)
Income tax expenses / (benefit)	$592,892	$(195,521)	$(1,045,213)

Substantially all of the Company’s income before income taxes and related tax expenses / (benefit) are from PRC sources. Actual income tax expenses / (benefit) reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 35% to income / (loss) before income taxes for the three years ended September 30, 2006, 2007 and 2008 for the following reasons:

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

	2006	2007	2008

Income / (loss) before income taxes	$20,757,458	$287,807	$(8,985,813)

Computed “expected” income tax expense at 35%	7,265,110	100,732	(3,145,034)
Change in the balance of the valuation allowance for deferred tax assets	1,072,296	691,540	464,569
Deferred tax due to the enacted tax rate change	-	-	(697,928)
Loss of tax credit due to change of tax law	-	-	224,804
Foreign tax rate differential	(4,765,560)	(730,303)	(204,968)
Non-taxable income	(184,713)	(624,936)	(800,440)
Non-deductible expenses
- Share-based compensation	630,759	867,746	1,323,026
- Other non-deductible expenses	51,772	361,189	1,984,161
Tax holiday	(3,476,772)	(861,489)	(193,403)

Actual income tax expenses / (benefit)	$592,892	$(195,521)	$(1,045,213)

Shenzhen BAK and BAK Electronic received in aggregate tax benefits of US$3,476,772, US$861,489 and US$193,403 or US$0.07, US$0.02 and US$0.004 per basic share for the three years ended September 30, 2006, 2007 and 2008 respectively.

The significant components of deferred income tax expense for the three years ended September 30, 2006, 2007 and 2008 are as follows:

	2006	2007	2008

Deferred tax income	$(999,486)	$(1,299,227)	$(1,616,948)
Valuation allowance for deferred tax assets	1,072,296	689,543	464,569

	$72,810	$(609,684)	$(1,152,379)

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

(b)	Deferred taxation

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2007 and 2008 are presented below:

	2007	2008
Deferred tax assets

Short-term
Trade accounts receivable	$123,673	$973,311
Inventories	76,675	461,097
Accrued expenses and other payables	90,132	285,254
Tax credit carried forward	212,436	-

Net short-term deferred tax assets	502,916	1,719,662

Long-term
Property, plant and equipment	-	6,543
Net operating loss carried forward	1,761,839	581,525
Intangible assets	171,774	-
Valuation allowance	(1,761,839)	(581,525)

Net long-term deferred tax assets	171,774	6,543

Total net deferred tax assets	$674,690	$1,726,205

Deferred tax assets / (liabilities):

Long-term
Intangible assets	$-	$294,680
Property, plant and equipment	(279,597)	(386,080)

Net long-term deferred tax liabilities	$(279,597)	$(91,400)

Net deferred tax assets	$395,093	$1,634,805

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets as of September 30, 2007 and 2008 are more likely than not to be realized, except for the deferred tax assets relating to the net operating loss carried forward incurred by the Company and its subsidiary.

In order to fully realize the deferred tax asset of US$35,803 arising from the net operating loss carried forward of approximately US$102,293 incurred by the Company itself, the Company will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2026 through 2027. As the Company is a non-operating holding company and currently does not expect those unremitted earnings of its foreign subsidiaries to reverse and become taxable to the Company, it is more likely than not that the Company will not realize the benefits of its net operating loss carried forward. Therefore, full valuation allowance of US$35,803 was provided for the deferred tax assets in this respect.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

In order to fully realize the deferred tax asset of US$545,722 asset arising from the net operating loss carried forward of approximately US$2,182,888 incurred by BAK Tianjin, BAK Tianjin will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2012 through 2013.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if future taxable income decreases.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries of approximately US$59,897,132 as of September 30, 2008 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

8	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2007 and 2008 consist of the following:

	2007	2008
Buildings	$70,380,985	$94,062,610
Machinery and equipment	59,405,092	89,999,435
Office equipment	1,088,032	1,590,015
Motor vehicles	1,135,616	1,083,278
	132,009,725	186,735,338
Accumulated depreciation	(19,301,165)	(33,033,996)
Construction in progress	12,578,715	36,116,818
Prepayment for acquisition of property, plant and equipment	19,835,747	5,617,052
	$145,123,022	$195,435,212

(i) Depreciation expense is included in the consolidated statements of operations and comprehensive income as follows:

	2006	2007	2008
Cost of revenues	$4,468,704	$6,274,424	$9,757,827
Research and development expenses	259,721	296,199	468,556
Sales and marketing expenses	539,412	591,583	636,301
General and administrative expenses	466,861	1,455,911	1,652,456
	$5,734,698	$8,618,117	$12,515,140

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the years ended September 30, 2006, 2007 and 2008, the Company capitalized interest of approximately US$460,486, US$451,226 and US$300,805, respectively, to the cost of construction in progress.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

(iii) Pledged Property, Plant and Equipment

As of September 30, 2007 and 2008, machinery and equipment with net book value of US$34,090,267 and US$42,582,851 of the Company were pledged as collateral under certain loan arrangements (see Notes 11 and 12).

9	Lease Prepayments, net

Lease prepayments as of September 30, 2007 and 2008 consisted of the following:

	2007	2008
Lease prepayments	$18,335,267	$33,009,123
Accumulated amortization	(450,831)	(1,226,994)
	$17,884,436	$31,782,129

During the year ended September 30, 2007, the Company fully paid the lease prepayment of US$717,344 in relation to the right to use the land in Shenzhen relating to its new Research and Development Test Centre. The Company obtained the related property ownership and land use rights certificate during the fiscal year ended September 30, 2008. The Company also fully paid the lease prepayment of US$14,119,888 for the right to use the land relating to its Tianjin facility. As of September 30, 2008, the Company had obtained the related land use rights certificate, but the Tianjin government had requested that the Company complete the construction of the facility on the land before September 30, 2008, which the Company had not done. As of September 30, 2008, the Company was in the course of negotiating with the relevant government bureau for an extension of the completion date.

The lease prepayment with a cost of US$3,498,035 represents the right to use the land on which the Company’s corporate campus had been constructed and is owned by the PRC government. According to the agreement with the local government of Kuichong Township of Longgang District of Shenzhen, the Company is obligated to pay approximately US$13.60 per square meter to the local government to obtain the right to use the land for a period of 50 years. According to a preliminary measurement conducted in 2004, total consideration payable by the Company in respect of the land use rights amounted to US$4,029,038, which was reduced to US$3,246,791 in accordance with the results of the final measurement by the local government in 2005. The balance of US$528,976 was still outstanding as of September 30, 2007. The local government granted permission to the Company to commence the construction of a new production plant. On June 20, 2007, the Company obtained the approvals for project planning and construction from the government of Shenzhen. Under the agreement with the local government of Shenzhen for the acquisition of land use rights for BAK Industrial Park entered into on June 29, 2007, the Company was required to pay an additional US$11,819,841 to acquire the land for BAK Industrial Park. Additionally, according to a notice received from the local government of Shenzhen on June 6, 2008, the Company obtained government grants totaling US$7,889,991 to subsidize such additional cost of the land use rights. As of September 30, 2008, the Company had fully paid the remaining cost of US$3,929,850 and had obtained the land use rights certificate. The application for the related property ownership certificate is in process.

Amortization expenses for the above lease prepayments were approximately US$69,000, US$274,000 and US$702,000 for the years ended September 30, 2006, 2007 and 2008 respectively. Estimated amortization expense for the next five years is approximately US$660,000 each year.

The Company has committed to pledge its property ownership and land use rights certificate relating to the Company’s Research and Development Test Centre (Note 12) to China Development Bank. The Company was in the process of negotiating with the relevant government for the requisite approval. The aggregate net book value of the related land use rights as of September 30, 2008 was US$769,261.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

10	Intangible Assets, net

Intangible assets as of September 30, 2007 and 2008 consist of the following:

	2007	2008
Trademarks, computer software and technology	$165,826	$244,314
Less: Accumulated amortization	(44,788)	(82,896)
	$121,038	$161,418

Intangible assets represent the trademarks, computer software and technology used for battery production and research.

Amortization expenses for these intangible assets were approximately US$12,000, US$19,000 and US$33,000 for the years ended September 30, 2006, 2007 and 2008 respectively. Estimated amortization expense for the next five years is approximately US$33,000 each year.

11	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	2007	2008
Inventories (Note 5)	$19,971,241	$21,999,619
Machinery and equipment, net (Note 8)	18,299,368	14,058,213
	$38,270,609	$36,057,832

As of September 30, 2007 and 2008, the Company had several short-term bank loans with aggregate outstanding balances of US$89,870,586 and US$105,598,170, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 5.508% to 8.217% per annum, and had maturity dates ranging from 3 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

The Company also committed to pledge the property ownership and land use rights certificates in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$25,666,221 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. Subsequent to the 2008 fiscal year-end, the Company had pledged the property ownership and land use rights certificates to Shenzhen Eastern Branch, Agricultural Bank of China as detailed in Note 25. The aggregate net book value of the buildings and land use right in relation to this property ownership and land use rights certificate as of September 30, 2008 was US$105,601,548.

12	Long-term Bank Loans

As of September 30, 2007 and 2008, the Company had long-term bank loans of US$29,291,154 and US$64,532,214, respectively. The loan amount of US$14,666,412 as of September 30, 2008 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of PBOC for three-year to five-year long-term loans which is currently 7.74% per annum. The long-term bank loan is repayable in three installments of US$4,399,924 on November 20, 2008, US$4,399,924 on November 20, 2009 and US$5,866,564 on December 26, 2010.

The other three loans totaled an aggregate borrowed amount of US$26,399,542 as of September 30, 2008, were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan of US$5,866,565 currently carries interest at 6.966% per annum and is repayable on January 25, 2012. The second loan of US$11,733,129 currently carries annual interest of 6.966% and is repayable in three installments of US$2,933,282 on January 25, 2010, US$7,333,206 on January 25, 2011 and US$1,466,641 on January 25, 2012, respectively. The third loan of US$8,799,848 currently carries annual interest of 7.74% and is repayable in two installments of US$4,399,924 on January 25, 2009 and US$4,399,924 on January 25, 2010.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

Another loan of US$23,466,260, as of September 30, 2008, was borrowed under a four-year long-term loan credit facility from Tianjin Branch, Agricultural Bank of China and carries interest at the benchmark rate of the PBOC for three-year to five-year long-term loans, which is currently 7.74% per annum. The loan is repayable in four installments of US$4,399,924 on December 26, 2009, US$4,399,924 on December 26, 2010, US$7,333,206 on December 26, 2011, and US$7,333,206 on May 26, 2012.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) to be secured by the property ownership and land use rights certificate relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. As of September 30, 2008, the Company had obtained the relevant land use rights certificate and was in the process of negotiating with the relevant government bureau for the requisite approval to pledge it as described.

The long-term bank loan with Shenzhen Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$28,524,638 as of September 30, 2008 (see Note 8); and (iii) secured by the property ownership certificate and land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used in the campus subsequent to such construction.

The long-term bank loan with Tianjin Branch, Agricultural Bank of China is secured by the machinery and equipment purchased for the automated high-power lithium-phosphate cells production line in Tianjin. As of September 30, 2008, construction of the automated high-power lithium-phosphate cells production line was in progress.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of September 30, 2008 are as follows:

Fiscal years ending on September 30,
2009	$8,799,848
2010	16,133,054
2011	17,599,694
2012	21,999,618

$64,532,214

13	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2007 and 2008 consist of the following:

	2007	2008
Land use rights payable	$528,976	$-
Construction costs payable	3,062,469	1,995,060
Equipment purchases payable	4,682,908	9,310,546
Customer deposits (Note 13(a))	1,647,489	1,916,412
Other payables and accruals (Note 13(b))	4,896,538	7,859,769
Staff and workers’ welfare and bonus fund	648,812	499,395
	$15,467,192	$21,581,182

(a)	Customer deposits were received from customers in connection with orders of products to be delivered in future periods.

(b)	Other payables and accruals included deferred income from receipts of government grants amounting to US$579,166 and US$637,989 as of September 30, 2007 and 2008 respectively.

Other payables and accruals as of September 30, 2007 and 2008 also included payable for liquidated damage of US$1,051,000 and US$1,210,213 respectively (Note 14).

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

14	Shareholders’ Equity

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

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to the above two events totaling approximately US$1,051,000 from the Company. The Company therefore recognized in general and administrative expenses an amount of approximately US$760,000 as liquidated damages for the year ended September 30, 2007. As of September 30, 2008, no liquidated damages relating to both events have been paid.

On November 9, 2007, the Company completed a private placement for the gross proceeds to the Company of US$13,650,000 by selling 3,500,000 shares of common stock at the price of $3.90 per share. Roth Capital Partners, LLC acted as the Company's exclusive financial advisor and placement agent in connection with the private placement and received a cash fee of US$819,000. The Company may have become liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that the Company filed pursuant to a registration rights agreement that the Company entered into with such shareholders in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto was not declared effective by the SEC by the 100th calendar day after the closing of the Company’s private placement on November 9, 2007, or the “Effectiveness Deadline”, then the Company would be liable to pay partial liquidated damages to each such investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased on the one month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline and the time that the Company are no longer required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on each of the following dates: the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (pro rated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that the Company no longer is required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations. Such liquidated damages would bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to US$561,174 for the November 2007 registration rights agreement. As of September 30, 2008, US$401,961 of the US$561,174 had been settled.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

14	Shareholders’ Equity (continued)

On August 26, 2008, the Company completed a registered direct offering in the amount of 4,102,564 units at a price of $3.90 for gross proceeds to the Company of $16,000,000. Each unit is comprised of one common share and one share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company for a period of 60 days beginning on the date of the initial issuance of warrants on August 26, 2008 at an exercise price of $3.90 per share. Brean Murray, Carret & Co., LLC, acted as the Company's exclusive investment banker and agent in connection with the registered direct offering and received a cash fee of US$800,000, representing 5% of the gross proceeds received from the sale of the Shares and warrants. Pursuant to an amendment to the placement agency agreement, the Company also agreed to pay Brean Murray, Carret & Co., LLC an aggregate commission equal to 5% of the gross exercise price of received from investors for the exercise of the warrants in the offering. The placement agent had no obligation to buy any of the shares from the Company. As of September 30, 2008, 4,102,564 shares had been issued and no warrants had been exercised.

15	Net Income / (Loss) per Share

The calculation of basic net loss per share is based on the net loss for the year ended September 30, 2008 attributable to equity shareholders of US$7,940,600 (Net income for the years ended September 30, 2006: US$20,164,566 and 2007: US$483,328) and the weighted average number of ordinary shares of 52,313,768 outstanding during the year ended September 30, 2008 (2006: 48,879,608 shares and 2007: 48,979,115 shares).

The effects of stock options, restricted stock and warrants outstanding during the year ended and as of September 30, 2008 were all anti-dilutive. As such, basic and diluted net loss per share for the year ended September 30, 2008 are the same.

The calculation of diluted net income per share for the year ended September 30, 2007 is based on the net income attributable to equity shareholders of US$483,328 and the weighted average number of ordinary shares of 49,442,285 in issue during the year 2007 after adjusting for the number of 463,170 dilutive potential ordinary shares. Restricted stock granted to employees and to non-employee directors are included in the computation of diluted net income per share for the year ended September 30, 2007. The number of 631,989 share warrants granted to external financial advisors and 1,818,500 stock options granted to employees are excluded from the computation of diluted net income per share as the warrants and stock options were both anti-dilutive.

The calculation of diluted net income per share is based on the net income for the year ended September 30, 2006 attributable to equity shareholders of US$20,164,566 and the weighted average number of ordinary shares of 48,912,963 in issue during the year 2006 after adjusting for the number of 33,355 dilutive potential ordinary shares. Share warrants granted to external financial advisors are included in the computation of diluted net income per share for fiscal year 2006. Stock options granted to employees and restricted shares granted to non-employee directors are excluded from the computation of diluted net income per share as the stock options and restricted shares were both anti-dilutive.

16	Finance Costs, net

Details of finance costs are summarized as follows:

	2006	2007	2008
Total interest cost incurred	$2,750,102	$5,404,305	$10,007,094
Less: Interest capitalized	(460,486)	(451,226)	(300,805)
Interest income	(523,135)	(283,264)	(87,949)
Bank charges	121,510	186,715	779,054
Exchange loss	322	368,270	623,414
	$1,888,313	$5,224,800	$11,020,808

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

17	Pension and Other Postretirement Benefits

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 8% to 11% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The total amount of contributions charged to expense in the accompanying consolidated statements of operations and comprehensive income are presented as follows:

	2006	2007	2008
Cost of revenues	$844,182	$279,191	$717,353
Research and development expenses	42,456	57,575	85,227
Sales and marketing expenses	115,557	142,739	86,551
General and administrative expenses	107,076	160,627	200,315
	$1,109,271	$640,132	$1,089,446

The Company has no other obligation to make payments in respect of retirement benefits of the employees. The state-sponsored retirement plan is responsible for the entire pension obligations payable to all employees.

18	Share-based Compensation

The Company grants share options to officers and employees and restricted ordinary shares to its non-employee directors as rewards for their services.

Stock Option Plan

In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to 4,000,000 shares of the Company’s common stock. The exercise price of the options granted, pursuant to the Plan, must at least equal to the fair market value of the Company’s common stock at the date of the grant. The Plan will terminate on May 16, 2055. On July 28, 2008, the Company’s stockholders approved certain amendments to the Plan, including increasing the total number of shares available for issuance under the Plan to 8,000,000.

Pursuant to the Plan, the Company issued 2,000,000 options with an exercise price of US$6.25 per share on May 16, 2005. In accordance with the vesting provisions of the grants, the options became vested and exercisable under the following schedule:

Numbers of Share	Percentage of Options Issued	Initial Vesting Date
800,000	40%	July 1, 2007
600,000	30%	January 1, 2008
600,000	30%	July 1, 2008
2,000,000	100%

Subsequent to the grant date, options to purchase 200,000 shares of common stock were forfeited because the optionees terminated their employment with the Company. In addition, on September 28, 2006, options to purchase a total of 1,400,000 shares of common stock were cancelled pursuant to the Termination and Release Agreements signed on that day. Details of the cancellation of stock options and the relevant replacement awards are set out below under “Employee Restricted Stock Awards”.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

18	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2008 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2007	400,000	$6.25
Exercised	200,000	6.25
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2008	200,000	$6.25	2.6 years	$-

Exercisable as of September 30, 2008	200,000	$6.25	2.6 years	$-

(1)
Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2008 (US$3.60) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. The Company recorded non-cash share-based compensation expense of US$2,625,269, US$588,716 and US$73,935 for the years ended September 30, 2006, 2007 and 2008 respectively, in respect of these share options granted in 2005. The expense of 2008 was recorded in research and development expenses. The expense of 2007 was allocated to general and administrative expenses and research and development expenses respectively, and that of 2006 was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions.

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of September 30, 2008, there were no unrecognized compensation costs related to non-vested share options.

Pursuant to the Plan, the Company also issued 1,501,500 options with a weighted-average exercise price of US$3.28 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from June 30, 2007 to February 9, 2012 according to each employee’s respective agreement.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

18	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2008 is presented below:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)

Outstanding as of October 1, 2007	1,418,500	$3.28
Exercised	77,500	3.27
Forfeited	41,000	3.27
Cancelled	-	-

Outstanding as of September 30, 2008	1,300,000	$3.29	4.6 years	$403,000

Exercisable as of September 30, 2008	457,500	$3.29	4.0 years	$141,825

(1)
Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2008 (US$3.60) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$545,749 and US$1,580,205 for the year ended September 30, 2007 and 2008 in respect of share options granted in 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses following assumptions.

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of September 30, 2008, there were unrecognized compensation costs of US$931,644 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.7 year.

Pursuant to the Plan, the Company also issued 360,000 options with an exercise price of US$4.30 per share on January 28, 2008. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from April 28, 2008 to January 28, 2011 according to each employee’s respective agreement.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

18	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2008 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2007	-	$-
Granted on January 28, 2008	360,000	4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2008	360,000	$4.30	4.3 years	$-

Exercisable as of September 30, 2008	60,000	$4.30	4.3 years	$-

 (1)  Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2008 (US$3.60) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$681,363 for the year ended September 30, 2008 in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of September 30, 2008, there were unrecognized compensation costs of US$612,000 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.9 year.

On May 29, 2008, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase 1,080,000 shares of the Company’s common stock to Mr. Xiangqian Li and options to purchase 170,000 shares to five other employees, with an exercise price of US$4.18 per share. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from September 30, 2008 to May 29, 2012 according to each employee’s respective agreement.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

18	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2008 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2007	-	$-
Granted on May 29, 2008	1,250,000	4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2008	1,250,000	$4.18	4.7 years	$-

Exercisable as of September 30, 2008	90,000	$4.18	4.7 years	$-

 (1)  Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2008 (US$3.60) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$840,789 for the year ended September 30, 2008 in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of September 30, 2008, there were unrecognized compensation costs of US$2,105,559 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.7 year.

Pursuant to the Plan, the Company also granted 5,000 restricted shares to each of two newly-elected independent directors in 2007 with a fair value of US$3.35 per share on June 25, 2007 and granted 5,000 restricted shares to one of the existing independent directors with a fair value of US$4.33 per share on July 17, 2007.

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

The Company recorded non-cash share-based compensation expenses of US$38,568 and US$16,582 for the years ended September 30, 2007 and 2008 respectively in respect of the restricted shares granted in June and July 2007, which was recorded in general and administrative expenses.

As of September 30, 2008, there was no unrecognized stock-based compensation associated with these restricted shares granted to non-employee directors. The first, second, third, and fourth 25% of the restricted shares were already issued as fully paid ordinary shares to the three independent directors on August 23, 2007, October 25, 2007, January 14, 2008 and April 10, 2008 respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

18	Share-based Compensation (continued)

Pursuant to the Plan, the Company also granted 5,000 restricted shares to each of the existing elected independent directors with a fair value of US$4.56 per share on August 6, 2008. The eligible directors shall vest in their rights under the restricted shares according to the following schedule:

(i) 25% of the restricted shares granted will immediately vest on the grant date; and

(ii) The remaining 75% of the restricted shares will vest in three equal quarterly installments on the last day of each subsequent quarter or in three equal quarterly installments on the last day of each calendar quarter beginning on the last day of the first full calendar quarter after the grant date.

The Company recorded non-cash share-based compensation expenses of US$30,504 for the year ended September 30, 2008 in respect of the restricted shares granted in August 2008, which was allocated to general and administrative expenses.

As of September 30, 2008, the Company had unrecognized stock-based compensation of US$37,896 associated with these restricted shares granted to non-employee directors. These costs are expected to be recognized over a weighted-average period of 0.5 year. The first 25% of the restricted shares were already issued as fully paid ordinary shares to the three independent directors on August 6, 2008. The next 75% of the restricted shares had not yet been issued to the three independent directors as of September 30, 2008.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the years ended September 30, 2007 and 2008.

Employee Restricted Stock Award

On September 22, 2006, the Compensation Committee approved the form of Termination and Release Agreement covering the cancellation of 1,400,000 shares of stock options granted to the optionees who were residents of the PRC. The Compensation Committee also consented to adopt the terms and provisions for the Restricted Stock Grant Agreement covering the issuance of restricted shares, and committed to determine an appropriate number of shares of restricted stock that would be granted to these optionees under the Plan (the “Replacement Awards”) during the first quarter of fiscal year 2007. In addition, the Compensation Committee also approved the officer of the Company to authorize delivery of the restricted shares to the employees. On September 28, 2006, options to purchase a total of 1,400,000 shares of common stock were cancelled pursuant to the Termination and Release Agreements signed on that day. The Replacement Awards were classified as liability-classified awards as of September 30, 2006.

The Company has estimated the fair value of the Replacement Awards to be US$4.27 per share as of December 26, 2006, based on the estimated fair value of the cancelled options using the Black-Scholes Option Valuation Model together with the following assumptions.

Expected volatility	89.51%
Expected dividends	Nil
Expected life	4.4 years
Risk-free interest rate	4.61%

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

18	Share-based Compensation (continued)

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

Prior to vesting, the shares of restricted stock granted to each employee pursuant to the Replacement Awards are subject to restrictions on transferability and will be forfeited if the grantee’s employment with the Company is terminated. In accordance with the vesting provisions of the grants, the shares of restricted stock became vested and were not subject to forfeiture under the following schedule:

Number of Shares	Percentage of Options Issued	Initial Vesting Date

365,998	40%	July 1, 2007
274,498	30%	January 1, 2008
274,498	30%	July 1, 2008

914,994	100%

Upon the grant of restricted stock, the Company has reclassified share-based payment liabilities of US$3,679,934 to shareholders’ equity. The restricted stock grant is treated as equity-classified awards and the unrecognized compensation costs will be recognized over the vesting period. The Company recognized share-based compensation expense of US$1,290,040 and US$556,696 for the years ended September, 2007 and 2008 respectively in respect of the equity-classified award. These share-based compensation costs were allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

A summary of the restricted stock grant activity during the year ended September 30, 2008 is presented below:

		Weighted average
	Number of	exercise price
	shares	per share

Non-vested as of October 1, 2007	530,560	6.25
Vested	530,560	6.25
Forfeited	-	-

Non-vested as of September 30, 2008	-	$-

As such share-based compensation is not deductible for income tax purpose in the PRC, no income tax benefits were recognized in this respect for the year ended September 30, 2008.

As of September 30, 2008, there were no unrecognized compensation costs related to the restricted stock granted.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

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

20	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2007 and 2008, the Company had the following contracted capital commitments:

	2007	2008

For construction of buildings	$-	$5,957,292
For purchases of equipment	12,312,763	4,313,237

	$12,312,763	$10,270,529

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

The Company did not obtain the land use right certificate and approvals for project-planning and construction relating to the premises occupied by the Company, BAK Industrial Park, before construction of the buildings was commenced. As of September 30, 2008, the Company has obtained the aforementioned land use rights certificate and government approvals and was in the process of negotiating with the relevant government for the application and acquisition of the appropriate property ownership certificate.

Management believes that the Company will ultimately be granted a property ownership certificate, and that there should be no legal barriers for the Company to obtain a property ownership certificate for the premises presently occupied by the Company in BAK Industrial Park. However, in the event that the Company fails to obtain the property ownership certificate relating to BAK Industrial Park, there is a risk that the building constructed will need to be vacated as illegitimate constructions and the Company might be subject to penalties and fines. However, management believes that this possibility, while present, is remote.

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid. However, management believes that this possibility, while present, is remote.

Pursuant to the property ownership and land use rights certificate that the Company obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, the Company must complete at least 25% of the construction of the new Research and Development Test Centre by September 30, 2008. As of September 30, 2008, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. According to the property ownership and land use rights certificate, such rights may not be pledged without the approval of the relevant government office. The Company is required to pledge its property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank according to the loan agreement entered into with it. The Company was in the process of negotiating with the relevant government for the requisite approval.

The Company is not able to insure its manufacturing facilities since it has not yet received its property ownership certificates for these facilities. The Company intends to procure such insurance once it has received the certificates.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

20	Commitments and Contingencies (continued)

(iii)	Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	2007	2008

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. -
a non-related party	$-	$2,933,282
Guaranteed for Hunan Reshine New Material Ltd. -
a non-related party	5,325,664	5,866,565
Guaranteed for Nanjing Special Metal
Equipment Co. Ltd. - a non-related party	1,331,416	1,466,641
Guaranteed for Siping Juyuan Hanyang Plate Heat
Exchanger Co. Ltd. - a non-related party	-	2,933,282
Guaranteed for Shenzhen B&G Technology Development Co. Ltd. -
a non-related party	-	3,666,603

	$6,657,080	$16,866,373

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of September 30, 2008.

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

The Company's outstanding discounted and transferred bills as of September 30, 2007 and 2008 are summarized as follows:

	2007	2008

Bank acceptance bills	$17,851,850	$34,721,831

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

20	Commitments and Contingencies (continued)

(v)	Litigation and claims

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

21	Deferred revenue

Deferred revenue represents a government grant of subsidy for additional cost of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the lives of the depreciable facilities constructed thereon of 35 years.

22	Significant Concentrations

(a)	Customers and Credit Concentrations

The Company had only one customer that individually comprised 10% or more of net revenue for the years ended September 30, 2006 and 2007, as follows:

	2006		2007		2008
		%		%		%

A123System, Inc.	$18,537,334	13	$20,586,775	14	$-	-

No customer individually comprised 10% or more of net revenue for the year ended September 30, 2008.

As of September 30, 2006 and 2007, approximately 1% and 3% of gross trade accounts receivable was due from A123Systems Inc., respectively. On August 30, 2007, the Company’s agreement with this customer terminated in accordance with its terms. The Company did not have a balance of gross trade accounts receivables due from this customer as of September 30, 2008.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2007 and 2008, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

23	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactures six types of Li-ion rechargeable batteries: steel-case cell, aluminum-case cell, battery pack, cylindrical cell, polymer cell and high-power lithium-phosphate cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the years ended September 30, 2006, 2007 and 2008 were as follows:

Net revenues by product:

	2006		2007		2008
		%		%		%

Steel-case Cell	$64,299,407	44.71	$34,868,786	23.91	$29,299,493	11.94
Aluminum-case cell	49,514,304	34.43	69,916,244	47.93	130,109,946	53.03
High-power lithium-
phosphate cell	18,537,334	12.89	20,561,865	14.10	-	-
Battery pack	9,842,539	6.84	11,797,560	8.09	25,500,658	10.40
Cylindrical cell	607,608	0.42	3,421,901	2.34	42,566,664	17.35
Polymer cell	1,027,824	0.71	5,294,543	3.63	17,870,808	7.28

	$143,829,016	100.00	$145,860,899	100.00	$245,347,569	100.00

Net revenues by geographic area:

	2006		2007		2008
		%		%		%

PRC Mainland	$96,669,615	67.21	$105,567,176	72.38	$175,302,425	71.45
PRC Taiwan	4,824,811	3.35	7,025,209	4.82	41,904,752	17.08
India	-	-	4,299,314	2.95	5,660,586	2.31
United States of America	18,641,035	12.96	20,740,356	14.22	75,030	0.03
Hong Kong, China	17,220,619	11.98	6,417,931	4.40	19,955,673	8.13
The Republic of Turkey	4,622,618	3.21	-	-	-	-
Others	1,850,318	1.29	1,810,913	1.23	2,449,103	1.00

	$143,829,016	100.00	$145,860,899	100.00	$245,347,569	100.00
Substantially all of the Company’s long-lived assets are located in the PRC.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

24	China BAK Battery, Inc. (Parent Company)

Under PRC regulations, Shenzhen BAK, BAK Electronics and BAK Tianjin may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, Shenzhen BAK, BAK Electronics and BAK Tianjin are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of September 30, 2008, additional transfers of US$85,377,057 were required before the statutory general reserve reached 50% of the registered capital of Shenzhen BAK, BAK Electronics and BAK Tianjin. As of September 30, 2008, US$6,917,943 has been appropriated from retained earnings and set aside for statutory general reserves by Shenzhen BAK and BAK Electronics. BAK Tianjin did not have after-tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of September 30, 2008.

As of September 30, 2008, the amount of restricted net assets of Shenzhen BAK, BAK Electronics and BAK Tianjin, which may not be transferred to the Company in the forms of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 4% of the Company’s consolidated net assets as discussed above. In addition, the current foreign exchange control policies applicable in the PRC also restrict the transfer of assets on dividends outside the PRC.

The following presents unconsolidated financial information of the parent company only:

Condensed Balance Sheets as of September 30, 2007 and 2008

	2007	2008

Cash and cash equivalents	$19,114	$34
Other receivables	$-	$86,709
Investments in subsidiaries	$131,589,986	$173,854,017

Total assets	$131,609,100	$173,940,760

Other current liabilities	$4,877,188	$6,868,760

Total liabilities	$4,877,188	$6,868,760

Total shareholders’ equity	$126,731,912	$167,072,000

Total liabilities and
shareholders’ equity	$131,609,100	$173,940,760

Condensed Statements of Operations for the years ended September 30, 2006, 2007 and 2008

	2006	2007	2008

General and administrative expenses	$(3,063,704)	$(1,970,123)	$(2,664,359)
Investment income / (loss)	23,228,270	2,453,451	(5,276,241)

Income / (loss) before income taxes	20,164,566	483,328	(7,940,600)
Income taxes	-	-	-

Net income / (loss)	$20,164,566	$483,328	$(7,940,600)

Condensed Statements of Cash Flows for the years ended September 30, 2006, 2007 and 2008

	2006	2007	2008
Cash flow from operating activities

Net income / (loss)	$20,164,566	$483,328	$(7,940,600)
Adjustment to reconcile net income / (loss)
to net cash provided / (used in) by operating activities:
Share-based compensation	131,320	79,747	47,086
Investment loss / (income)	(23,228,270)	(2,453,451)	5,276,241
Changes in operating assets and liabilities:
Other receivables	-	-	(86,709)
Other liabilities	2,952,273	1,889,601	1,991,572

Net cash provided by / (used in) operating activities	19,889	(775)	(712,410)

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2006, 2007 and 2008 (continued)

Cash flow from investing activities
Advances to subsidiaries	-	-	(28,545,878)

Net cash used in investing activities	-	-	(28,545,878)

Cash flow from financing activities
Proceeds from issuance of capital stock, net	-	-	29,239,208

Net cash provided by financing activities	-	-	29,239,208

Net increase / (decrease) in cash and
cash equivalents	19,889	(775)	(19,080)

Cash and cash equivalents
at the beginning of year	-	19,889	19,114

Cash and cash equivalents
at the end of year	$19,889	$19,114	$34

The details of the Company’s investment in subsidiaries and the net proceeds from issuance of its capital stock are fully described in the consolidated statements of shareholders’ equity, Note 1 and Note 14 to the consolidated financial statements.

25	Subsequent Events

On November 27, 2008, the Company entered into a comprehensive credit facility agreement with Shenzhen Eastern Branch, Agricultural Bank of China to provide a maximum loan amount of RMB 580 million (approximately $85.1 million). The loan may be drawn at any time over the one-year period from November 27, 2008 to November 27, 2009. This credit facility agreement is guaranteed by Mr. Xiangqian Li, and the Company’s pledge of its property ownership rights and land use rights certificates obtained or to be obtained relating to the BAK Industrial Park.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Shenzhen, People’s Republic of China, on December 12, 2008.

CHINA BAK BATTERY, INC.

By:	/s/ Xiangqian Li
Xiangqian Li
Director, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 12, 2008.

Signature	Title

/s/ Xiangqian Li
Name: Xiangqian Li	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Tony Shen
Name: Tony Shen	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Huanyu Mao
Name: Huanyu Mao	Director, Chief Operating Officer and Chief Technical Officer

/S/ Charlene Spoede Budd
Name: Charlene Spoede Budd	Director

/s/ Chunzhi Zhang
Name: Chunzhi Zhang	Director

/s/ Richard B. Goodner
Name: Richard B. Goodner	Director