Form 10-K/A
period 2008-09-30
CHINA BAK BATTERY INC
filed 2009-01-05
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference:

None

EXPLANATORY NOTE:

This Amendment No. 1 (the “Amended Filing”) to the Annual Report on Form 10-K for the year ended September 30, 2008 (the “Original  Filing”) of China BAK Battery, Inc. (the “Company”) is filed to correct  inadvertent omissions in the Original Filing.  Specifically, this Amended Filing amends Item 10, “Directors, Executive Officers and Corporate Governance,” to include the required disclosure of a report not timely filed pursuant to Section 16(a) of the Exchange Act, which was inadvertently omitted from the Original Filing.  Item 10 is also amended to omit disclosure of reports not timely filed pursuant to Section 16(a) of the Exchange Act, which disclosure was made in any Annual Report on Form 10-K filed by the Company with the SEC prior to the filing of the Original Filing, pursuant to Item 405 of Regulation S-K as promulgated under the Exchange Act.  This Amended Filing also includes  required certifications relating to the internal control over financial reporting of the Company that were inadvertently omitted from paragraph 4 of Exhibits 31.1 and 31.2 of the Original Filing. For purposes of clarity, the “Introductory Comment—Terminology” and “Introductory Comment—Forward-Looking Statements” sections of the Original Filing are repeated in their entirety in this Amended Filing.

In accordance with Rule 12b-15 under the Exchange Act, each Item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1, and 32.2 by the Company’s President and Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any Items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any amendments to those filings.  Capitalized terms not defined in the Amended Filing are as defined by the Original Filing.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal years 2007 and 2008, except as follows: (i) a late Form 4 report filed by Huanyu Mao on January 31, 2008 to report the grant of an option to purchase 200,000 shares of common stock pursuant to the Stock Option Plan; (ii) a late Form 4 report filed by Xiangqian Li on June 5, 2008 to report the grant of an option to purchase 1,080,000 shares of common stock pursuant to the Stock Option Plan, subject to shareholder approval of an amendment of the Stock Option Plan to increase the number of shares available for issuance thereunder; and (iii) a late Form 4 report filed by Xiangqian Li on December 8, 2008 to report his disposition of beneficial ownership of 1,089,775 shares of common stock pursuant to the Li Settlement Agreement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Shenzhen, People’s Republic of China, on January 5, 2009.

CHINA BAK BATTERY, INC.

By:  /s/ Xiangqian Li

Xiangqian Li
Director, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 5, 2009.

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