Form 10-Q
period 2008-12-31
CHINA BAK BATTERY INC
filed 2009-02-09
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer 	Accelerated Filer ☒
Non-Accelerated Filer  (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 6, 2009, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	57,680,231

TABLE OF CONTENTS

Introductory Comments

Introductory Comments

Terminology

Throughout this Report, the terms “we,” “us” or “our” refers to China BAK Battery, Inc. and its subsidiaries on a consolidated basis; “BAK International” refers to our Hong Kong subsidiary, BAK International Limited; “BAK Tianjin” refers to our PRC subsidiary, BAK International (Tianjin) Ltd.; “Shenzhen BAK” refers to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.; “BAK Electronics” refers to our PRC subsidiary, BAK Electronics (Shenzhen) Co., Ltd.; “BAK Canada” refers to our Canadian subsidiary, BAK Battery Canada Ltd.; “BAK Europe” refers to our German subsidiary, BAK Europe GmbH; “BAK India” refers to our Indian subsidiary, BAK Telecom India Private Limited; “China” or “PRC” refers to the People’s Republic of China, excluding for the purposes of this Report only, Taiwan, Hong Kong and Macau; “RMB” or “Renminbi” refers to the legal currency of China; and “$” or “U.S. dollars” refers to the legal currency of the United States of America.

Forward-Looking Statements

Statements contained in this Report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

—	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

—	our limited operating history in developing, manufacturing and selling of lithium-based rechargeable battery cells;

—	general economic conditions, including the current global recession and financial crisis;

—	our future business development, results of operations and financial condition;

—	our ability to diversify our product offering and capture new market opportunities;

—	our dependence on the growth in demand for the portable electronic devices that are powered by our products;

—	our ability to maintain or increase our market share in the competitive markets in which we do business;

—	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

—	our ability to obtain original equipment manufacturer (“OEM”) qualifications from brand names;

—	our ability to maintain cost leadership;

—	our ability to remediate any material weaknesses in our internal control over financial reporting;

—	our ability to secure raw materials in the future and to manage the costs of raw materials or to secure alternative or substitute raw materials;

i

—	our ability to source our needs for skilled labor, machinery and raw materials economically;

—	our ability to maintain our land use rights and acquire property ownership rights to our PRC-based facilities; and

—	our ability to fund our operations and manage our substantial short-term indebtedness;

—	uncertainties with respect to the PRC legal and regulatory environment;

—	other risks identified in this Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in other reports that we file with the SEC, including without limitation our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as amended (the “2008 Form 10-K”). Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

ii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2008 and December 31, 2008

(In US$)

		September 30,	December 31,
	Note	2008	2008
		(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents		$35,706,834	$37,209,174
Pledged deposits	2	4,449,244	6,113,809
Trade accounts receivable, net	3	82,740,288	81,292,445
Inventories	4	67,583,060	66,811,654
Prepayments and other receivables	5	4,462,492	12,328,364
Deferred tax assets		1,719,662	2,064,384

Total current assets		196,661,580	205,819,830

Property, plant and equipment, net	6	195,435,212	208,494,138
Lease prepayments, net		31,782,129	32,062,228
Intangible assets, net		161,418	199,853
Deferred tax assets		6,543	6,539

Total assets		$424,046,882	$446,582,588

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2008 and December 31, 2008 (continued)

(In US$)

		September 30,	December 31,
	Note	2008	2008
		(Audited)	(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$105,598,170	$112,128,985
Current maturities of long-term bank loans	8	8,799,848	13,191,645
Accounts and bills payable		57,486,716	77,887,818
Accrued expenses and other payables		21,581,182	20,930,097

Total current liabilities		193,465,916	224,138,545

Long-term bank loans, less current maturities	8	55,732,366	46,903,628
Deferred revenue		7,685,200	7,621,840
Other long-term payables		-	1,442,288
Deferred tax liabilities		91,400	165,396

Total liabilities		256,974,882	280,271,697

Commitments and contingencies	11

Shareholders’ equity
Shares of common stock US$ 0.001 par value;
100,000,000 authorized; 57,676,481 and 57,680,231 issued and outstanding as of September 30, 2008 and December 31, 2008 respectively		57,677	57,681
Donated shares		14,101,689	14,101,689
Additional paid-in capital		97,286,286	98,103,810
Statutory reserves		6,917,943	7,227,195
Retained earnings		27,628,860	25,580,860
Accumulated other comprehensive income		25,146,155	25,306,266
		171,138,610	170,377,501
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		167,072,000	166,310,891

Total liabilities and shareholders’ equity		$424,046,882	$446,582,588

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations
and comprehensive income / (loss)
For the three months ended December 31, 2007 and 2008
 (Unaudited)
 (In US$)

	Three months ended December 31,
	2007	2008

Net revenues	$52,787,475	$68,089,737
Cost of revenues	(45,681,745)	(57,496,519)

Gross profit	7,105,730	10,593,218

Operating expenses:
Research and development expenses	(1,319,163)	(1,417,540)
Sales and marketing expenses	(1,347,877)	(1,599,652)
General and administrative expenses	(4,238,035)	(6,759,676)

Total operating expenses	(6,905,075)	(9,776,868)

Operating income	200,655	816,350

Finance costs, net	(2,223,477)	(2,839,561)
Government grant income	901,344	101,945
Other income	41,884	6,357

Loss before income taxes	(1,079,594)	(1,914,909)

Income taxes	139,059	176,161

Net loss	$(940,535)	$(1,738,748)

Other comprehensive income
- Foreign currency translation adjustment	3,769,593	160,111

Comprehensive income / (loss)	$2,829,058	$(1,578,637)

Net loss per share:
-Basic	$(0.02)	$(0.03)

-Diluted	$(0.02)	$(0.03)

Weighted average number of shares of common stock:
-Basic	51,425,323	56,958,386

-Diluted	52,378,164	56,958,386

See accompanying notes to the condensed interim consolidated financial statements.

  China BAK Battery, Inc. and subsidiaries
  Condensed interim consolidated statements of shareholders’ equity
For the three months ended December 31, 2007 and 2008
  (Unaudited)

	Shares of common stock			Additional			Accumulater other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	Retained	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	earnings	income	shares	Amount	equity
Balance as of October 1, 2007	49,250,853	$49,251	$7,955,358	$66,355,151	$6,426,977	$36,060,426	$9,884,749	-	$-	$126,731,912

Net loss	-	-	-	-	-	(940,535)	-	-	-	(940,535)

2005 escrow shares donated by
Mr. Xiangqian Li	-	-	6,146,331	-	-	-	-	(1,089,775)	(6,146,331)	-

Share-based compensation for
employee stock option awards	-	-	-	842,334	-	-	-	-	-	842,334

Exercise of stock options awards	200,000	200	-	1,249,800	-	-	-	-	-	1,250,000

Issuance of new common stock	3,500,000	3,500	-	12,752,447	-	-	-	-	-	12,755,947

Issuance of common stock to
non-employee directors	3,750	3	-	(3)	-	-	-	-	-	-

Appropriation to statutory reserves	-	-	-	-	89,582	(89,582)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	3,769,593	-	-	3,769,593

Balance as of December 31, 2007	52,954,603	$52,954	$14,101,689	$81,199,729	$6,516,559	$35,030,309	$13,654,342	(1,089,775)	$(6,146,331)	$144,409,251

Balance as of October 1, 2008	57,676,481	$57,677	$14,101,689	$97,286,286	$6,917,943	$27,628,860	$25,146,155	(721,030)	$(4,066,610)	$167,072,000

Net loss	-	-	-	-	-	(1,738,748)	-	-	-	(1,738,748)

Share-based compensation for
employee stock awards	-	-	-	817,528	-	-	-	-	-	817,528

Issuance of common stock
to non-employee directors	3,750	4	-	(4)	-	-	-	-	-	-

Appropriation to statutory reserves	-	-	-	-	309,252	(309,252)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	160,111	-	-	160,111

Balance as of December 31, 2008	57,680,231	$57,681	$14,101,689	$98,103,810	$7,227,195	$25,580,860	$25,306,266	(721,030)	$(4,066,610)	$166,310,891

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended December 31, 2007 and 2008
 (Unaudited)
(In US$)

	Three months ended December 31,
	2007	2008
Cash flow from operating activities
Net loss	$(940,535)	$(1,738,748)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	2,782,297	3,626,880
Provision for doubtful debts	1,202,276	2,347,075
Provision for / (recovery of) obsolete inventories	79,217	(550,134)
Share-based compensation	842,334	817,528
Deferred income taxes	(195,637)	(271,075)
Deferred revenue	-	(58,488)
Exchange loss	-	703,970

Changes in operating assets and liabilities:
Trade accounts receivable	(7,159,248)	(955,974)
Inventories	(1,119,804)	1,278,563
Prepayments and other receivables	(11,613,774)	(7,859,286)
Accounts and bills payable	10,423,149	20,175,048
Accrued expenses and other payables	1,011,959	3,662,613

Net cash (used in) / provided by operating activities	(4,687,766)	21,177,972

Cash flow from investing activities

Purchases of property, plant and equipment	(9,158,722)	(19,528,325)
Payment of lease prepayments	(20,983)	(465,858)
Purchases of intangible assets	(31,402)	(58,000)

Net cash used in investing activities	$(9,211,107)	$(20,052,183)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)
(In US$)

	Three months ended December 31,
	2007	2008
Cash flow from financing activities

Proceeds from borrowings	$45,076,563	$84,076,947
Repayment of borrowings	(26,911,381)	(81,883,636)
Decrease / (increase) in pledged deposits	361,977	(1,663,288)
Proceeds from issuance of capital stock, net	14,005,947	-

Net cash provided by financing activities	32,533,106	530,023

Effect of exchange rate changes on cash and cash equivalents	693,713	(153,472)

Net increase in cash and cash equivalents	19,327,946	1,502,340
Cash and cash equivalents at the beginning of period	14,196,513	35,706,834

Cash and cash equivalents at the end of period	$33,524,459	$37,209,174

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to banks	$1,883,727	$1,688,989

Cash paid during the period for:
Income taxes	$45,376	$-

Interest, net of amounts capitalized	$2,487,376	$2,762,298

Non-cash movements affecting financing transactions:
2005 escrow shares donated by Mr. Xiangqian Li	$6,146,331	$-

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008
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

Basis of Presentation and Organization

As of December 31, 2008, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; and vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of US$99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International was required to contribute US$20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. An extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately US$20,000,000 capital to BAK Tianjin. The remaining US$79,990,000 was originally required to be fully contributed no later than December 11, 2008 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2009. BAK Tianjin is principally engaged in the manufacture of advanced lithium ion batteries for use in cordless power tools and other applications.

Pursuant to Shenzhen BAK’s articles of association and relevant PRC regulations, BAK International was required to contribute about US$5.72 million to Shenzhen BAK as capital (representing 7% of Shenzhen BAK’s registered capital) no later than October 2008. As of December 31, 2008, BAK International is in the process of applying for a reduction in its required registered capital with the relevant government bureau.

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
For the three months ended December 31, 2007 and 2008 (continued)
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

At the time the escrow shares relating to the 2006 performance threshold were transferred to the investors in fiscal year 2007, the Company should have recognized a credit to donated shares and a debit to additional paid-in capital, both of which are elements of shareholders’ equity. This entry is not material because total shares of common stock issued and outstanding, total shareholders’ equity and total assets do not change; nor is there any impact on income or earnings per share. Therefore, previously filed consolidated financial statements for the fiscal year ended September 30, 2007 will not be restated. This share transfer has been reflected in these financial statements by reclassifying the balances of certain items as of October 1, 2007. The balances of donated shares and additional paid-in capital as of October 1, 2007 were credited and debited by US$7,955,358 respectively, as set out in the consolidated statements of shareholders’ equity for the three months ended December 31, 2007.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

Basis of Presentation and Organization (continued)

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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of December 31, 2008 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US GAAP.

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2009. The Company’s consolidated balance sheet as of September 30, 2008 has been taken from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, Hong Kong, India, Canada or Germany, the accounting standards used in the places of their domicile.  The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

Recently Issued Accounting Standards

SFAS No. 157 “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 has no material impact on the Company’s financial statements.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” or SFAS No. 159.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions.  SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS No. 159 apply to the Company’s financial statements starting in its fiscal year beginning October 1, 2008.  The adoption of SFAS No. 159 has no material impact on the Company’s financial statements.

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51,” or SFAS No. 160.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will apply to the Company’s financial statements starting in its fiscal year beginning October 1, 2009.  The Company’s management is in the process of evaluating the impact SFAS No. 160 will have on its financial statements upon adoption.

SFAS No. 141(Revised) “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations,” or SFAS No. 141 (Revised).  SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will apply to the Company starting in its fiscal year beginning October 1, 2009.  The Company’s management is in the process of evaluating the impact SFAS No. 141 (Revised) will have on its financial statements upon adoption.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS No. 161.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

2	Pledged Deposits

Pledged deposits as of September 30, 2008 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2008	2008
Pledged deposits with banks for:
Construction payable	$931,317	$894,100
Bills payable	3,517,927	5,219,709
	$4,449,244	$6,113,809

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2008 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2008	2008

Trade accounts receivable	$87,974,185	$85,815,377
Less: Allowance for doubtful accounts	(5,351,244)	(7,703,140)

	82,622,941	78,112,237
Bills receivable	117,347	3,180,208

	$82,740,288	$81,292,445

An analysis of the allowance for doubtful accounts for the three months ended December 31, 2007 and 2008 is as follows:

	Three months ended December 31,
	2007	2008

Balance at beginning of period	$3,021,617	$5,351,244
Addition of bad debt expense, net	1,204,376	2,349,508
Foreign exchange adjustment	106,270	2,388

Balance at end of period	$4,332,263	$7,703,140

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

4	Inventories

Inventories as of September 30, 2008 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2008	2008

Raw materials	$16,671,505	$18,881,947
Work-in-progress	12,993,897	8,091,784
Finished goods	40,638,380	42,005,508
	70,303,782	68,979,239

Provision for obsolete inventories	(2,720,722)	(2,167,585)

	$67,583,060	$66,811,654

Part of the Company’s inventories with carrying value of US$21,999,619 and US$21,986,075 as of September 30, 2008 and December 31, 2008, respectively, was pledged as collateral under certain loan agreements (see Note 7).

5	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2008 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2008	2008

Prepayments for raw materials and others	$866,561	$6,375,659
Other receivables	3,605,465	5,959,783
Less: Allowance for doubtful accounts	(9,534)	(7,078)

	$4,462,492	$12,328,364

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

6	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2008 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2008	2008
Buildings	$94,062,610	$94,528,116
Machinery and equipment	89,999,435	107,873,195
Office equipment	1,590,015	1,700,125
Motor vehicles	1,083,278	1,108,261
	186,735,338	205,209,697
Accumulated depreciation	(33,033,996)	(36,460,101)
Construction in progress	36,116,818	38,750,344
Prepayment for acquisition of property, plant and equipment	5,617,052	994,198
	$195,435,212	$208,494,138

(i) Depreciation expense for the three months ended December 31, 2007 and 2008 is included in the condensed interim consolidated statements of operations and comprehensive income / (loss) as follows:

	Three months ended December 31,
	2007	2008
Cost of revenues	$2,034,088	$2,730,039
Research and development expenses	92,026	133,000
Sales and marketing expenses	156,800	133,532
General and administrative expenses	384,940	444,186
	$2,667,854	$3,440,757

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the three months ended December 31, 2007 and 2008, the Company capitalized interest of approximately US$275,735 and US$175,298 to the cost of construction in progress.

(iii) Pledged Property, Plant and Equipment

As of September 30, 2008 and December 31, 2008, machinery and equipment with net book value of US$42,582,851 and US$47,554,206 of the Company were pledged as collateral under certain loan arrangements (see Notes 7 and 8).

As of December 31, 2008, the buildings and land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus is located with aggregate net book value of US$105,163,853 were pledged as collateral under certain loan agreements (See Note 7).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

7	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. In addition to the pledge of land use rights certificates by Shenzhen BAK as disclosed below, these facilities were secured by the Company’s assets with the following carrying values:

	September 30,	December 31,
	2008	2008
Inventories (Note 4)	$21,999,619	$21,986,075
Machinery and equipment, net (Note 6)	14,058,213	12,740,800
	$36,057,832	$34,726,875

As of September 30, 2008 and December 31, 2008, the Company had several short-term bank loans with aggregate outstanding balances of US$105,598,170 and US$112,128,985, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 5.040% to 8.217% per annum, and had maturity dates ranging from 1 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of December 31, 2008, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$47,636,497 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of December 31, 2008, the aggregate net book value of the buildings and land use rights in relation to the respective land use rights certificate as of December 31, 2008 was US$105,163,853.

8	Long-term Bank Loans

As of September 30, 2008 and December 31, 2008, the Company had long-term bank loans of US$64,532,214 and US$60,095,273, respectively. As of December 31, 2008, US$10,260,168 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 7.74% per annum. This long-term bank loan is repayable in two installments of US$4,397,215 on November 20, 2009 and US$5,862,953 on December 26, 2010.

Three other long-term loans totaled an aggregate borrowed amount of US$26,383,291 as of December 31, 2008.  These loans were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan of US$5,862,953 currently carries interest at 5.832% per annum and is repayable on January 25, 2012. The second loan of US$11,725,908 currently carries annual interest of 6.237% and is repayable in three installments of US$2,931,477 on January 25, 2010, US$7,328,693 on January 25, 2011 and US$1,465,738 on January 25, 2012, respectively. The third loan of US$8,794,430 currently carries annual interest of 7.65% and is repayable in two installments of US$4,397,215 on January 25, 2009 and US$4,397,215 on January 25, 2010.

Another loan of US$23,451,814 as of December 31, 2008, was borrowed under a four-year long-term loan credit facility from Tianjin Branch, Agricultural Bank of China and carries interest at the benchmark rate of the PBOC for three-year to five-year long-term loans, which is currently 7.74% per annum. This loan is repayable in four installments of US$4,397,215 on December 26, 2009, US$4,397,215 on December 26, 2010, US$7,328,692 on December 26, 2011, and US$7,328,692 on May 26, 2012.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) to be secured by the property ownership and land use rights certificates relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. As of December 31, 2008, the Company had obtained the relevant land use rights certificate and was in the process of negotiating with the relevant government bureau for the requisite approval to pledge it as described.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

8	Long-term Bank Loans (continued)

The long-term bank loan with Shenzhen Eastern Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$34,813,406 as of December 31, 2008 (see Note 6); and (iii) secured by the property ownership and land use rights certificates in relation to the land on which Shenzhen BAK’s corporate campus had been constructed  (see Note 6) and any machinery and equipment purchased and used in the campus subsequent to such construction.

The long-term bank loan with Tianjin Branch, Agricultural Bank of China is secured by the machinery and equipment purchased for the automated high-power lithium-phosphate cells production line in Tianjin. As of December 31, 2008, construction of the automated high-power lithium-phosphate cells production line was in progress.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of December 31, 2008 are as follows:

Fiscal years ending on December 31,
2009	$13,191,645
2010	17,588,860
2011	14,657,385
2012	14,657,383

$60,095,273

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

9	Share-based Compensation

The Company grants share options to officers and employees and restricted shares of common stock to its non-employee directors as rewards for their services.

Stock Option Plan

In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan (the “Plan”). The Plan originally authorized the issuance of up to 4,000,000 shares of the Company’s common stock, pursuant to stock options granted under the Plan, or as grants of restricted stock. The exercise price of options granted pursuant to the Plan must be at least equal to the fair market value of the Company’s common stock at the date of the grant. Fair market value is determined at the discretion of the designated committee on the basis of reported sales prices for the Company’s common stock over a ten business day period ending on the grant date. The Plan will terminate on May 16, 2055. On July 28, 2008, the Company’s stockholders approved certain amendments to the Plan, including an amendment increasing the total number of shares available for issuance under the Plan to 8,000,000.

Pursuant to the Plan, the Company granted options to purchase 2,000,000 shares of common stock with an exercise price of US$6.25 per share on May 16, 2005. In accordance with the vesting provisions of the grants, the options became vested and exercisable under the following schedule:

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

A summary of share option plan activity for these options during the three months ended December 31, 2008 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2008	200,000	$6.25
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2008	200,000	$6.25	2.3 years	$-

Exercisable as of December 31, 2008	200,000	$6.25	2.3 years	$-

(1)
Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2008 (US$1.62) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

9	Share-based Compensation (continued)

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. The Company recorded non-cash share-based compensation expense of US$38,842 for the three months ended December 31, 2007 in respect of these share options granted in 2005, which was allocated to research and development expenses. No non-cash share-based compensation expense was recognized in respect of these share options for the three months ended December 31, 2008.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions:

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of December 31, 2008, there were no unrecognized compensation costs related to non-vested share options.

Pursuant to the Plan, the Company also granted options to purchase 1,501,500 shares of the Company’s common stock with a weighted-average exercise price of US$3.28 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from June 30, 2007 to February 9, 2012 according to each employee’s respective agreement.

A summary of share option plan activity for these options during the three months ended December 31, 2008 is presented below:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)

Outstanding as of October 1, 2008	1,300,000	$3.29
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2008	1,300,000	$3.29	4.4 years	$-

Exercisable as of December 31, 2008	467,500	$3.29	3.8 years	$-

(1)
Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2008 (US$1.62) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$496,804 and US$183,829 for the three months ended December 31, 2007 and 2008 respectively, in respect of share options granted in 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of December 31, 2008, there were unrecognized compensation costs of US$747,815 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.5 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

9	Share-based Compensation (continued)

Pursuant to the Plan, the Company also granted options to purchase 360,000 shares of common stock with an exercise price of US$4.30 per share on January 28, 2008. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from April 28, 2008 to January 28, 2011 according to each employee’s respective agreement.

A summary of share option plan activity for these options during the three months ended December 31, 2008 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2008	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2008	360,000	$4.30	4.1 years	$-

Exercisable as of December 31, 2008	90,000	$4.30	4.1 years	$-

 (1)  Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2008 (US$1.62) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$148,989 for the three months ended December 31, 2008, in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of December 31, 2008, there were unrecognized compensation costs of approximately US$463,000 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.8 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

9	Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2008 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2008	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2008	1,250,000	$4.18	4.4 years	$-

Exercisable as of December 31, 2008	100,000	$4.18	4.4 years	$-

 (1)  Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2008 (US$1.62) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$462,688 for the three months ended December 31, 2008, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of December 31, 2008, there were unrecognized compensation costs of US$1,642,871 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.6 years.

Pursuant to the Plan, and in accordance with the China BAK Battery, Inc. Compensation Plan for Non-Employee Directors, the Company also granted 5,000 restricted shares to each of the existing elected independent directors with a fair value of US$4.56 per share on August 6, 2008. The eligible directors shall vest in their rights under the restricted shares according to the following schedule:

(i) 25% of the restricted shares granted will immediately vest on the grant date; and

(ii) The remaining 75% of the restricted shares will vest in three equal quarterly installments on the last day of each subsequent quarter or in three equal quarterly installments on the last day of each calendar quarter beginning on the last day of the first full calendar quarter after the grant date.

The Company recorded non-cash share-based compensation expense of US$22,022 for the three months ended December 31, 2008, in respect of the restricted shares granted in August 2008, which was allocated to general and administrative expenses.

As of December 31, 2008, the Company had unrecognized stock-based compensation of US$15,874 associated with these restricted shares granted to non-employee directors. These costs are expected to be recognized over a weighted-average period of 0.4 years. The first and second 25% of the restricted shares were issued as fully paid shares of common stock to the Company’s three independent directors on August 6, 2008 and October 20, 2008, respectively. The remaining 50% of the restricted shares had not yet been issued to the three independent directors as of December 31, 2008.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the Stock Option Plan for the three months ended December 31, 2008.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

9	Share-based Compensation (continued)

Employee Restricted Stock Award

On September 22, 2006, the Compensation Committee approved the form of Termination and Release Agreement covering the cancellation of 1,400,000 shares of stock options granted to the optionees who were residents of the PRC. The Compensation Committee also consented to adopt the terms and provisions for the Restricted Stock Grant Agreement covering the issuance of restricted shares, and committed to determine an appropriate number of shares of restricted stock that would be granted to these optionees under the Plan (the “Replacement Awards”) during the first quarter of fiscal year 2007. In addition, the Compensation Committee also approved certain officers of the Company to authorize delivery of the restricted shares to the employees. On September 28, 2006, options to purchase a total of 1,400,000 shares of common stock were cancelled pursuant to the Termination and Release Agreements signed on that day. The Replacement Awards were classified as liability-classified awards as of September 30, 2006.

The Company has estimated the fair value of the Replacement Awards to be US$4.27 per share as of December 26, 2006, based on the estimated fair value of the cancelled options using the Black-Scholes Option Valuation Model together with the following assumptions.

Expected volatility	89.51%
Expected dividends	Nil
Expected life	4.4 years
Risk-free interest rate	4.61%

On December 26, 2006, pursuant to the restricted stock grant agreements signed between the Company and the relevant optionees and based on the closing market price of the Company’s listed common stock on that date, i.e. US$6.25 per share, a total of 914,994 shares of restricted stock were granted as Replacement Awards to the employees who gave up their stock options and continued to be employed by the Company on that date. Fair value of the Replacement Awards granted to each optionee approximated that of the employee’s terminated stock options. The Compensation Committee ratified the grants on January 15, 2007.

Prior to vesting, the shares of restricted stock granted to each employee pursuant to the Replacement Awards were subject to restrictions on transferability and were to be forfeited if the grantee’s employment with the Company was terminated. In accordance with the vesting provisions of the grants, the shares of restricted stock became vested and were not subject to forfeiture under the following schedule:

Number of Shares	Percentage of Options Issued	Initial Vesting Date

365,998	40%	July 1, 2007
274,498	30%	January 1, 2008
274,498	30%	July 1, 2008

914,994	100%

Upon the grant of restricted stock, the Company reclassified share-based payment liabilities of US$3,679,934 to shareholders’ equity. The restricted stock grant is treated as equity-classified awards and the unrecognized compensation costs were recognized over the vesting period. The Company recognized share-based compensation expense of US$294,720 for the three months ended December 31, 2007 in respect of the equity-classified award. These share-based compensation costs were allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively. All shares of restricted stock granted as of December 31, 2008 vested before September 30, 2008 and no non-cash share-based compensation expense was recognized for the three months ended December 31, 2008.

As of December 31, 2008, there were no unrecognized compensation costs related to the restricted stock grants.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

10	Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the three months ended December 31, 2008 attributable to equity shareholders of $1,738,748 (Three months ended December 31, 2007: $940,535) and the weighted average number of shares of common stock of 56,958,386 issued and outstanding during the three months ended December 31, 2008 (Three months ended December 31, 2007: 51,425,323).

The effects of stock options, restricted stock and warrants outstanding during the three months ended and as of December 31, 2008 were all anti-dilutive. As such, basic and diluted net loss per share for the three months ended December 31, 2008 are the same.

The calculation of diluted net loss per share is based on the net loss for the three months ended December 31, 2007 attributable to equity shareholders of $940,535 and the weighted average number of shares of common stock of 52,378,164 issued and outstanding during the three months ended December 31, 2007 after adjusting for 952,841 dilutive potential shares of common stock. Restricted stock granted to employees and to non-employee directors are included in the computation of diluted net loss for the three months ended December 31, 2007. The share warrants granted to external financial advisors and stock options granted to employees are excluded from the computation of diluted net loss per share as the warrant and stock options were both anti-dilutive.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

11	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2008 and December 31, 2008, the Company had the following contracted capital commitments:

	September 30,	December 31,
	2008	2008

For construction of buildings	$5,957,292	$2,030,025
For purchases of equipment	4,313,237	3,530,994

	$10,270,529	$5,561,019

(ii)	Property ownership and land use rights certificates

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

The Company did not obtain the land use rights certificate and approvals for project-planning and construction relating to the premises occupied by the Company, BAK Industrial Park, before construction of the buildings was commenced. As of December 31, 2008, the Company has obtained the aforementioned land use rights certificate and government approvals and was in the process of negotiating with the relevant government for the application and acquisition of the appropriate property ownership certificate.

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

Pursuant to the land use rights certificate granted relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of December 31, 2008, the Company was in the process of negotiating with the relevant government bureau for the extension of the construction completion date. If the Company fails to obtain approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid.  However, management believes that this possibility, while present, is remote.

Pursuant to the land use rights certificate that the Company obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, the Company must complete at least 25% of the construction of the new Research and Development Test Centre by September 30, 2008. As of December 31, 2008, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. According to the land use rights certificate, such rights may not be pledged without the approval of the relevant government office. The Company is required to pledge its property ownership and land use rights in relation to the new Research and Development Test Centre to China Development Bank according to the loan agreement entered into with it. The Company was in the process of negotiating with the relevant government office for the requisite approval.

On December 15, 2008, the Company purchased insurance for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities at BAK Industrial Park is RMB 585,373,070 (approximately $85.8 million) for the period from November 26, 2008 to August 25, 2010.

The Company is not able to insure its manufacturing facilities in Tianjin or its new Research and Development Test Centre to be constructed in Shenzhen, China, until it receives the required property ownership and land use rights certificates.  Upon receipt of such certificates, the Company intends to procure such insurance.  As discussed above, we have obtained the land use rights to the land relating to these facilities. The application for a property ownership certificate is in process with respect to the Company’s facilities in Tianjin.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

11	Commitments and Contingencies (continued)

(iii)	Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30,	December 31,
	2008	2008

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. -
a non-related party	$2,933,282	$2,931,477
Guaranteed for Hunan Reshine New Material Ltd. -
a non-related party	5,866,565	5,862,953
Guaranteed for Nanjing Special Metal
Equipment Co. Ltd. - a non-related party	1,466,641	1,465,738
Guaranteed for Siping Juyuan Hanyang Plate Heat
Exchanger Co. Ltd. - a non-related party	2,933,282	2,931,477
Guaranteed for Shenzhen B&G Technology Development Co. Ltd. -
a non-related party	3,666,603	3,664,346

	$16,866,373	$16,855,991

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it immaterial to the condensed interim consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of December 31, 2008.

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

The Company's outstanding discounted and transferred bills as of September 30, 2008 and December 31, 2008 are summarized as follows:

	September 30,	December 31,
	2008	2008

Bank acceptance bills	$34,721,831	$33,195,868

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
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

No customer individually comprised 10% or more of net revenue for the three months ended December 31, 2007 and 2008.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2007 and 2008 (continued)
 (Unaudited)

12	Significant Concentrations (continued)

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2008 and December 31, 2008, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

13	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactures six types of Li-ion rechargeable batteries: steel-case cell, aluminum-case cell, battery pack, cylindrical cell, polymer cell and high-power lithium-phosphate cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the three months ended December 31, 2007 and 2008 were as follows:

Net revenues by product:

	Three months ended December 31,
	2007		2008
		%		%

Steel-case cell	$9,756,758	18.48	$3,091,956	4.55
Aluminum-case cell	30,059,952	56.95	37,281,796	54.75
Battery pack	5,000,622	9.47	5,407,878	7.94
Cylindrical cell	2,568,673	4.87	18,384,187	27.00
Polymer cell	5,401,470	10.23	3,923,920	5.76

	$52,787,475	100.00	$68,089,737	100.00

Net revenues by geographic area:

	Three months ended December 31,
	2007		2008
		%		%

PRC Mainland	$45,507,991	86.22	$42,996,294	63.15
PRC Taiwan	2,836,323	5.37	14,958,344	21.97
India	1,606,362	3.04	2,151,286	3.15
United States of America	65,054	0.12	22,883	0.03
Hong Kong, China	1,827,494	3.46	6,997,200	10.28
Others	944,251	1.79	963,730	1.42

	$52,787,475	100.00	$68,089,737	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During the first quarter of fiscal 2009, we generated $68.1 million in net revenues, which is over 29.0% greater than our net revenues of $52.8 million in the first quarter of fiscal year 2008.  The substantial increase in net revenues over the net revenues generated in the same period of last year was primarily due to the significant increase in revenues from the sale of our aluminum case cells and cylindrical cells.  Our strong cylindrical cell sales  largely resulted from increased sales to the laptop computer market.  We also continued to make progress in expanding our manufacturing capability to afford us first-tier OEM capabilities, and in working to satisfy the qualification processes of targeted first-tier OEMs.  Our achievements during the first quarter of fiscal year 2009 include the following:

•	Net revenue remained strong in the midst of the global financial crisis and recession; gross margin remained at a similar level to our previous fiscal quarter’s gross margin;
•
Revenue from cylindrical cells, used primarily in notebook computers, continued to be strong, accounting for 27% of total revenue; prismatic cells revenue continued to grow, reflecting our further penetration into the China OEM cellular phone market;

•
We implemented cost-cutting measures, and in combination with other initiatives that we took during the most recent fiscal quarter, we expect a reduction of quarterly general and administrative operating expenses of at least $1.5 million for the current and coming quarters of fiscal year 2009 as compared to such expenses for the first quarter of this fiscal year;

•
Our “Electric Vehicles Lithium-phosphate Power Battery Industrialization Project” was accepted into the PRC’s National High Technology Research and Development Program, or “863 Program”, by the PRC’s Ministry of Science and Technology.

As reflected by our overall strong net revenues for the first quarter of fiscal year 2009, we mitigated the potentially negative effects of the global financial crisis and recession.  However, during this  time, the financial crisis and recession adversely affected many of the markets that our customers serve which consequently exposes us to potentially inferior operating results .  For example, our polymer cell customers, which are based mainly in the United States, suffered serious adverse effects from the financial crisis and recession.  As a result, our polymer battery sales for the last fiscal quarter suffered.

In the near-term, we anticipate operating challenges due to the global financial crisis and recession, including lower market demand, which may in turn compel us to lower selling prices.  These challenges may impede the trend of increasing our revenues. In response to these challenges, in the first quarter of fiscal 2009, we initiated a number of actions to cut costs and expenses. These included reductions in total headcount, work hours for hourly workers, and compensation packages for salaried employees, including senior executives. Employees were also required to take unpaid leaves and will be required to take longer holiday leaves for the Chinese New Year. Beyond the last fiscal quarter, we suspended our prismatic cell production for January 2009 to reduce unneeded inventory and to lower our energy costs. All of these measures are expected to reduce quarterly general and administrative operating expenses by at least $1.5 million for the current and coming quarters of fiscal year 2009 as compared to such expenses for the first quarter of this fiscal year. In addition, our sales of prismatic cells for the cellular phone market remained strong during the last fiscal quarter, and we seek to increase the market share of our prismatic cells for OEM cellular phones in China.  We also plan to increase our investment in sales and marketing with regard to our polymer cells and cylindrical cells, as these markets have been significantly negatively impacted by the global financial crisis and recession. In addition, we are pursuing opportunities to raise our selling prices by penetrating high-end markets, and to further reduce the purchase costs of raw materials.

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

To help us finance and expand our operations, we have access to $145.7 million in short-term credit facilities and $64.5 million in long-term credit facilities.  As of December 31, 2008, the principal outstanding amounts under our credit facilities included short-term bank loans of $112.1 million, long-term bank loans of $13.2 million maturing within one year and long-term bank loans of $46.9 million maturing in over one year, and bills payable of $22.9 million, leaving $10.7 million of short-term funds and $4.4 million of long-term funds available for additional cash needs.  In addition, on July 10, 2008, our $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we have issued $16.0 million in securities, giving us the potential to raise up to an additional aggregate $44.0 million in gross proceeds from future equity financings.

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

We conduct all of our operations in China, in close proximity to China’s electronics manufacturing base and its rapidly growing market, and have distribution offices in Taiwan, India, Germany, and the United States where our sales representatives market and sell our products and also provide after-sale service.  Historically, we have primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and the OEM market.  Our products are packed into batteries by third-party battery pack manufacturers in accordance with the specifications of manufacturers of portable electronic applications.  At the request of our customers that order prismatic battery packs, we also engage pack battery manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers both for the replacement and OEM markets.

Financial Statement Presentation

Net revenues.  Our net revenues represent the invoiced value of our products sold, net of value added taxes (“VAT”), sales returns, trade discounts and allowances.  We are subject to VAT, which is levied on most of our products at the rate of 17% on the invoiced value of our products.  Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized.  The provision for sales returns represents our best estimate of the amount of goods that will be returned from our customers based on historical sales returns data.

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

General and Administrative Expenses.  General and administrative expenses consist primarily of employee remuneration, share-based compensation, professional fees, insurance, benefits, general office expenses, depreciation, liquidated damages, and bad debt expenses.

Government Grant Income / Other Income.  Government grant income for the three months ended December 31, 2008 mainly consisted of receipt of grant funds to subsidize the interest expenses incurred by the Company in prior years for research and development activities, to reward Shenzhen BAK for its contributions to the Shenzhen area’s economy, and to subsidize the payment for land use rights of BAK Industrial Park.  Government grant income for the three months ended December 31, 2007 mainly consisted of government grant funds to subsidize the interest expenses incurred by the Company in prior years for research and development activities and to refund the valued-added tax by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high-technology enterprise. No present or future obligation arises from the receipt of such amount.

Finance Costs, Net.  Finance costs consist primarily of interest income, interest on bank loans, net of capitalized interest, and bank charges.

Income Taxes.  Under PRC income tax laws and regulations, before January 1, 2008, a foreign-invested enterprise (“FIE”) was generally subject to an enterprise income tax rate of 33.0%, which included a 30% state income tax and a 3.0% local income tax.  However, from at least calendar year 2002 through calendar year 2007, an enterprise recognized as a “Manufacturing Enterprise Located in Special Economic Zone” under PRC tax laws was entitled to a preferential income tax rate of 15%.  Moreover, a foreign-invested manufacturing enterprise, starting from its first profitable calendar year after offset of accumulated tax losses, was entitled to a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate.  An enterprise qualified for such treatment may receive a further tax rate reduction related to the size of qualified capital contributions received.  In addition, from at least calendar year 2002 through calendar year 2007, an enterprise qualified as an “advanced technology enterprise” under PRC tax law was also entitled to a 50% reduction of income taxes.

Shenzhen BAK and BAK Electronics are both registered and operate in Shenzhen, the PRC, and are each recognized as “Manufacturing Enterprise Located in Special Economic Zone.”  As a result, they have been entitled to a preferential income tax rate of 15%.  In accordance with the relevant income tax laws, the profits of Shenzhen BAK and BAK Electronics were fully exempted from income tax for two years from the first profitable calendar year of operations after offset of accumulated tax losses, followed by a 50% exemption for the immediate next three calendar years (the “Tax Holiday”).

The Tax Holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006.  In addition, due to our qualified capital contributions to Shenzhen BAK in both 2005 and 2006 and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007 and 2008, Shenzhen BAK was granted a preferential income tax rate of 3.309%, 3.82%, 7.5%, and 11.8% for calendar years 2005, 2006, 2007, and 2008, respectively. In accordance with the transition period of the new corporate income tax law (the “New CIT Law”) described below, Shenzhen BAK’s income tax rate for calendar years 2009, 2010 and 2011 is expected to be 20%, 22%, and 24%, respectively, before the application of any applicable tax preferences. Starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

BAK Electronics, established in August 2005, has been eligible for the same preferential tax treatment previously applicable to Shenzhen BAK and was in the Tax Holiday and fully exempt from any enterprise income tax for calendar years 2006 and 2007 followed by a three-year 50% reduction in its enterprise income tax rate.  In addition, pursuant to the transition period of the New CIT Law described below, and before considering the above-mentioned 50% reduction, BAK Electronics’ income tax rate for calendar year 2008 was 18%, and for calendar years 2009, 2010, and 2011 are expected to be 20%, 22%, and 24%, respectively.  Therefore, BAK Electronics’ income tax rate after consideration of its Tax Holiday was 9% for calendar year 2008, and is expected to be 10%, 11%, and 24% for calendar years 2009, 2010, and 2011, respectively.  Starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $50,000 pursuant to their Tax Holiday for the three months ended December 31, 2008, or $0.0008 per basic share.

BAK Tianjin is currently exempted from any enterprise income tax due to cumulative tax losses.

On March 16, 2007, the National People’s Congress of the PRC adopted the New CIT Law.  The New CIT Law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic enterprises and FIEs. The New CIT Law became effective on January 1, 2008.  According to the New CIT Law, the applicable income tax rate for Shenzhen BAK, BAK Electronics and BAK Tianjin will be 25% after their preferential tax holidays and the transition period of the New CIT Law have ended, before the application of any applicable tax preferences.  This transition period started in 2008 and will end in 2011.  Pursuant to the transition period, tax rates for subject entities were 18% for calendar year 2008, and are expected to be 20%, 22%, and 24% for calendar years 2009, 2010, and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

China BAK Battery, Inc. is subject to U.S. tax at the statutory rate of 35%.  We have not made provisions for any U.S. tax because we have determined that we have no U.S. taxable income.

Our Canadian subsidiary, BAK Canada, is subject to Canada’s profits tax at the rate of 38%.  However, because it does not have any assessable income derived from or arising in Canada, it has not paid any Canadian profits tax.

Our German subsidiary, BAK Europe, is subject to Germany’s profits tax at the rate of 25%.  However, because it does not have any assessable income derived from or arising in Germany, it has not paid any German profits tax.

Our Indian subsidiary, BAK India, is subject to India’s profits tax at the rate of 30%.  However, because it does not have any assessable income derived from or arising in India, it has not paid any Indian profits tax.

Our Hong Kong subsidiary, BAK International, is subject to Hong Kong’s profits tax at the rate of 16.5%.  However, because it does not have any assessable income derived from or arising in Hong Kong, it has not paid any Hong Kong profits tax.

Our effective tax benefit rate was 12.9% and 9.2% for the three months ended December 31, 2007 and 2008 respectively.

Results of Operations

The following sets forth certain income statement information for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.  All amounts, other than percentages, are in thousands of U.S. dollars.

	Three Months Ended December 31,
	2008	2007	$ Change	% Change

Statement of operations data:

Net revenues	$68,090	$52,787	$15,303	29.0

Cost of revenues	57,497	45,681	11,816	25.9

Gross profit	10,593	7,106	3,487	49.1

Operating expenses:
Research and development expenses	1,418	1,319	99	7.5
Sales and marketing expenses	1,600	1,348	252	18.7
General and administrative expenses	6,759	4,238	2,521	59.5

Total operating expenses	9,777	6,905	2,872	41.6

Operating income	816	201	615	306.0

Finance costs, net	(2,839)	(2,223)	(616)	27.7

Government grant income	102	901	(799)	(88.7)

Other income	6	42	(36)	(85.7)

Income taxes benefits	176	139	37	26.6

Net loss	$(1,739)	$(940)	$(799)	85.0

Net Revenues.  Net revenues increased to $68.1 million for the three months ended December 31, 2008 as compared to $52.8 million for the same period of the prior year, an increase of $15.3 million or 29.0%.  Our net revenues were greater for the fiscal quarter ended December 31, 2008 than for the same period of the prior year in part because of increased shipments as we ramped up our production capacity to meet increased customer orders for our products.  The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Three Months Ended December 31,
	2008	2007
	(in thousands)
Prismatic cells
Steel-case cells	$3,092	$9,757
Aluminum-case cells	37,282	30,060
Battery packs	5,408	5,000
Cylindrical cells	18,384	2,569
Lithium polymer cells	3,924	5,401
Total	$68,090	$52,787

•
Net revenues from the sales of steel-case cells decreased to $3.1 million in the three months ended December 31, 2008 from $9.8 million in the same period of 2007, a decrease of $6.7 million or 68.3%, due to our strategic reduction of steel-case cell production in order to increase our aluminum-case cell production capacity, to facilitate our transition from the secondary market to the OEM market, and to capitalize on the greater benefits of aluminum-case cells. During the three months ended December 31, 2008, the price and profit margin of steel-case cells were lower than those of aluminum-case cells, and market demand for aluminum-case cells was stronger than that for steel-case cells. We started to phase out the production of steel-case cells during the fiscal quarter ended December 31, 2008, so we expect revenue from steel-case cells to be minimal in coming quarters.

•
Net revenues from the sales of aluminum-case cells increased to $37.3 million in the three months ended December 31, 2008 from $30.1 million in the same period of 2007, an increase of $7.2 million or 24.0%, due to an increase in sales volume of 5.0% driven by increased sales to the OEM market in the PRC and an increase in our average selling price by 18.1%.

•
Net revenues from sales of battery packs increased to $5.4 million in the three months ended December 31, 2008 from $5.0 million in the same period of 2007, an increase of $408,000 or 8.1%.  This increase was due to an increase in our average selling price of 13.8% driven by increased sales to the OEM market in the PRC, which offset a decrease in sales volume of 4.9%.

•
Net revenues from the sales of cylindrical cells increased to $18.4 million in the three months ended December 31, 2008 from $2.6 million in the same period of 2007, an increase of $15.8 million or 615.7%, due to an increase of 471.8% in sales volume and an increase of 25.2% in average selling price, driven by increased sales to the laptop computer market.

•
We also sold $3.9 million of lithium polymer cells in the three months ended December 31, 2008, compared to $5.4 million of lithium polymer cells in the same period of 2007, a decrease of $1.5 million or 27.4%, due to a decrease of 34.6% in sales volume offset by an increase of 10.7% in our average selling price as a result of a decline in market demand relating to the global financial crisis and recession.

Cost of Revenues.  Cost of revenues increased to $57.5 million for the three months ended December 31, 2008, as compared to $45.7 million for the same period of 2007, an increase of $11.8 million or 25.9%.  The increase in cost of revenues was mainly due to an increase of sales volume.

As a result, gross profit for the three months ended December 31, 2008 was $10.6 million or 15.6% of net revenues as compared to gross profit of $7.1 million or 13.5% of net revenues for the same period of 2007.  The increase in gross profit as a percentage of net revenues was primarily due to the significant increase in sales of cylindrical cells as a result of increased sales to the laptop computer market, and an increase in our average selling price, which together generated a higher gross margin.

Research and Development Expenses.  Research and development expenses increased to $1.4 million for the three months ended December 31, 2008, as compared to $1.3 million for the same period of 2007, an increase of $99,000 or 7.5%.  Salaries related to R&D staff increased to $568,000 from $377,000 for the same period of the prior year, an increase of $191,000, primarily due to our hiring of additional R&D professionals.  Equity-based compensation included in R&D expenses was $207,000 for the three months ended December 31, 2008, as compared to $306,000 for the same period of the prior year, a decrease of $99,000 or 32.4%, mainly due to stock options granted to the employees in our R&D department on June 25, 2007, January 28, 2008 and May 29, 2008.

Sales and Marketing Expenses.  Sales and marketing expenses increased to $1.6 million for the three-month period ended December 31, 2008 as compared to $1.3 million for the same period of 2007,an increase of $252,000 or 18.7%, primarily due to a $124,000 increase in salaries and a $44,000 increase in packing expenses due to increased sales.  As a percentage of net revenues, sales and marketing expenses decreased to 2.3% for the three months ended December 31, 2008, from 2.6% for the same period of 2007.

General and Administrative Expenses.  General and administrative expenses increased to $6.8 million or 10.0% of net revenues for the three months ended December 31, 2008, as compared to $4.2 million or 8.0% of net revenues for the same period of 2007, an increase of $2.5 million or 59.5%.  Share-based compensation included in general and administrative expenses increased by $199,000 due to new stock options granted to the employees in our general administration department on June 25, 2007, January 28, 2008 and May 29, 2008.  We also recognized an exchange loss of $704,000 for the three months ended December 31, 2008.  Salaries and benefit expenses increased by $530,000 in the aggregate due to an increase in average salaries paid.  Bad debt expenses increased by $1.1 million primarily due to delayed collection of accounts receivable relating to the timing of the Chinese New Year holiday.

During the fiscal quarter ended December 31, 2008, we incurred liability for liquidated damages to a shareholder whose shares were required to be included in an effective resale registration statement on Form S-3 by a certain date pursuant to a registration rights agreement that we entered into with this shareholder and certain other investors in relation to a private placement that we closed in November 2007. The SEC did not declare this registration statement effective by the necessary date, and we therefore became liable for liquidated damages to this shareholder and the other investors in this offering, as disclosed in our previous reports.  As of December 31, 2008, we believe that we were not liable for any liquidated damages relating to the November 2007 registration rights agreement.  The above-referenced shareholder waived any claim to liquidated damages during the fiscal quarter ended December 31, 2008.  The other investors who had been party to the November 2007 registration rights agreement, or affiliates under their control, had received shares of our common stock in a subsequent offering at prices that had been discounted by the full amounts that were owed to them. Please see Part II, Item 1. “Legal Proceedings — Liquidated Damages Pursuant to November 2007 Registration Rights Agreement” for a further description of these liquidated damages. We therefore did not recognize in general and administrative expenses any amount for liquidated damages for the three months ended December 31, 2008; we likewise did not recognize any such charges for the same period of the previous year.

Operating Income.  As a result of the above, operating income totaled $816,000 for the three months ended December 31, 2008 as compared to operating income of $201,000 for the same period of the prior year, an increase of $615,000 or 306.0%.  As a percentage of net revenues, operating income was 1.2% for the three months ended December 31, 2008, as compared to 0.4% for the same period of the prior year.

Finance Costs, Net.  Finance costs, net increased to $2.8 million for the three-month period ended December 31, 2008, as compared to $2.2 million for the same period of the prior year, an increase of $616,000 or 27.7%.  We have $112.1 million in short-term bank loans maturing in less than one year, $13.2 million in long-term bank loans maturing within one year, and $46.9 million in long-term bank loans maturing in more than one year, outstanding as of December 31, 2008, as compared to $99.9 million in short-term bank loans, $6.8 million in long-term bank loans maturing within one year, and $34.2 million in long-term bank loans maturing in more than one year, respectively, outstanding as of December 31, 2007. The increase in net finance costs is mainly attributable to the increase in outstanding principal of both our short-term and long-term bank loans.

Government Grant Income.  Government grant income was $102,000 for the three months ended December 31, 2008 as compared to $901,000 for the same period of 2007, a decrease of $799,000 or 88.7%.  Government grant income for the three months ended December 31, 2008 mainly consisted of receipt of grant funds of $32,000 to subsidize the interest expenses incurred by the Company in prior years for research and development activities,  $12,000 to reward Shenzhen BAK for its contributions to the Shenzhen economy, and $58,000 to subsidize the payment for land use rights of BAK Industrial Park. Government grant income for the three months ended December 31, 2007 mainly represented receipt of grant funds to subsidize the interest expenses we incurred in prior years for research and development activities.  No present or future obligation arises from the receipt of these government subsidies.

Income Tax Benefit.  Income tax benefit was $176,000 for the three months ended December 31, 2008, as compared to an income tax benefit of $139,000 for the same period of 2007, an increase of $37,000 or 26.6%.  The change was mainly due to our large net loss for the three months ended December 31, 2008.

Net Loss.  As a result of the foregoing, we had a net loss of $1.7 million for the three months ended December 31, 2008 as compared to a net loss of $940,000 for the same period of 2007.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable, and issuance of capital stock.  As of December 31, 2008, we had cash and cash equivalents of $37.2 million, as compared to $35.7 million as of September 30, 2008.  In addition, we had pledged deposits amounting to $6.1 million and $4.4 million as of December 31, 2008 and September 30, 2008, respectively.  Typically, banks will require borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances and bills payable.  The individual bank loans have maturities ranging from one to twelve months which coincides with the periods the cash remains pledged to the banks.

We had access to $145.7 million in short-term credit facilities and $64.5 million in long-term credit facilities as of December 31, 2008. As of December 31, 2008, the principal outstanding amounts under our credit facilities included short-term bank loans of $112.1 million, long-term bank loans of $13.2 million maturing within one year and long-term bank loans of $46.9 million maturing in over one year, and bills payable of $22.9 million, leaving $10.7 million of short-term funds and $4.4 million of long-term funds available for additional cash needs. In addition, on July 10, 2008, our $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we have issued $16.0 million in securities, giving us the potential to raise up to an additional aggregate $44.0 million in gross proceeds from future equity financings.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended December 31,
	2008	2007
	(in thousands)
Net cash provided by / (used in) operating activities	$21,178	$(4,688)
Net cash used in investing activities	(20,052)	(9,211)
Net cash provided by financing activities	530	32,533
Effect of exchange rate changes on cash and cash equivalents	(154)	694
Net increase in cash and cash equivalents	1,502	19,328
Cash and cash equivalents at the beginning of period	35,707	14,196
Cash and cash equivalents at the end of period	37,209	33,524

Operating Activities

Net cash provided by operating activities was $21.2 million in the three months ended December 31, 2008 compared with net cash used in operating activities of $4.7 million in the same period of 2007. The improvement of $25.8 million in operating activities was mainly attributable to better control of trade account receivables collection.

Investing Activities

Net cash used in investing activities increased to $20.1 million in the three months ended December 31, 2008 from $9.2 million in the same period of 2007.  The net cash used in investing activities during the period ended December 31, 2008 was mainly used for procurement of machinery and equipment for two additional cylindrical cell lines and an additional automated prismatic cell production line.

Financing Activities

Net cash provided by financing activities was $530,000 in the three months ended December 31, 2008, compared to $32.5 million in the same period of 2007.  This was mainly attributable to (i) net proceeds of $12.8 million from a private placement of our common stock completed in November 2007, (ii) a $1.2 million increase in net proceeds from our issuance of capital stock in the three months ended December 31, 2007, (iii) a $2.0 million decrease in cash deposits at banks as collateral in the three months ended December 31, 2008, and (iv) decreased borrowings, net of repayments, of $16.0 million in the three months ended December 31, 2008.

  As of December 31, 2008, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed (Includes bank loans and bills payable)
	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$58,630	$48,045
Shenzhen Development Bank	21,986	21,986
China CITIC Bank	21,986	14,657
Industrial Bank	9,161	7,329
Bank of China	33,946	33,946

Subtotal—short-term credit facilities	$145,709	$125,963

Long-term credit facilities:
Agricultural Bank of China	49,835	49,835
China Development Bank	14,657	10,260

Subtotal—long-term credit facilities	$64,492	$60,095

Lines of Credit:
Agricultural Bank of China	517	517
Bank of Communications	8,515	8,515

Subtotal-lines of credit	$9,032	$9,032

Total Principal Outstanding	$219,233	$195,090

The above principal outstanding amounts under credit facilities included short-term bank loans of $112.1 million, long-term bank loans of $13.2 million maturing within one year and long-term bank loans of $46.9 million maturing in over one year, and bills payable of $22.9 million.

For the purpose of presentation, the effect of increase in bills payable balances is included in operating activities in the statements of cash flows.

During the three months ended December 31, 2008, we repaid eleven short-term bank loans totaling $81.9  million, and entered into seven new short-term bank loan agreements totaling $84.4 million. The seven new short-term loan agreements include one loan agreement with Shenzhen Development Bank, Longgang Branch (“Shenzhen Development Bank”), totaling $22.0 million, three loan agreements with Agricultural Bank of China, Shenzhen Eastern Branch (“Agricultural Bank – Shenzhen Branch”), totaling $47.7 million, and three loan agreements with China CITIC Bank, Shenzhen Longgang Branch (“China CITIC Bank”), totaling $14.7 million. The terms of these loans are described below.

On December 8, 2008, we renewed our comprehensive credit facility agreement with Shenzhen Development Bank to provide a maximum loan amount of RMB 150 million (approximately $22.0 million).  Loans may be drawn at any time over the one-year period beginning December 8, 2008 and will be due after a period ranging from 2 months to 1 year from the date each is borrowed.  This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and is also secured by $22.0 million of inventory and $34.8 million of machinery and equipment.  As of December 31, 2008, we had borrowed approximately $22.0 million under a loan agreement dated December 16, 2008 under this credit facility agreement, bearing interest of 105% of the PBOC’s benchmark rate on the date of the loan agreement and adjusted quarterly, and which is repayable on December 16, 2009.

On November 27, 2008, we renewed our comprehensive credit facility agreement with Agricultural Bank – Shenzhen Branch to provide a maximum loan amount of RMB 580 million (approximately $85.0 million), including RMB 400 million (approximately $58.6 million) one-year term credit facilities and RMB 180 million (approximately $26.4 million) five-year term credit facilities.  This credit facility agreement renewed a predecessor credit facility agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated June 8, 2007 and governs all loans that were subject to the predecessor agreement at the time of the renewal. New loans may be drawn under this credit facility from November 27, 2008 through November 27, 2009, with the term of the loan established at the time each new loan is drawn, except as to funds borrowed under a loan agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 23, 2006 and effective December 18, 2006 (the “2006 Loan Agreement”), which may be drawn at any time within five years of December 18, 2006, and which will mature five years after such funds are drawn.  Pursuant to this credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with Agricultural Bank – Shenzhen Branch relative to such business it conducts with all financial institutions combined to be at least equal to the percentage of its indebtedness to Agricultural Bank – Shenzhen Branch relative to its indebtedness to all financial institutions combined (the “Percentages Undertaking”).  The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with Agricultural Bank – Shenzhen Branch or applicable financial institutions and the amount of foreign currencies deposited with Agricultural Bank – Shenzhen Branch or applicable financial institutions.  Shenzhen BAK also undertook not to issue any dividends without the written consent of Agricultural Bank – Shenzhen Branch prior to the expiration of all loans under this credit facility (this undertaking and the Percentages Undertaking are collectively referred to as the “Undertakings”).  The obligations of Shenzhen BAK under this credit facility are guaranteed by Mr. Xiangqian Li, BAK Tianjin, and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park.  In the event that Shenzhen BAK breaches any of the Undertakings or any guarantying party breaches any of its guaranty obligations, Agricultural Bank – Shenzhen Branch may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of all loan amounts governed by this credit facility.

As of December 31, 2008, we had three outstanding short-term loans under this credit facility totaling approximately $47.7 million, carrying annual interest from 5.04% to 5.58%, adjusted quarterly.  The first loan, of approximately $22.0 million, currently carries annual interest of 5.58% and is due on December 1, 2009. The second loan, of approximately $11.0 million, currently carries annual interest at 5.58% and is due on December 15, 2009. The third loan, of approximately $14.7 million, currently carries annual interest at 5.04% and is due on June 15, 2009.  Each of the loan agreements specifically provide for acceleration of repayment of the loan, as well as other penalties and remedies.  As of December 31, 2008, we also had three five-year term loans totaling approximately $26.4 million under this credit facility carrying interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan, of approximately $5.9 million, currently carries annual interest of 5.832% and is due on January 25, 2012. The second loan, of approximately $11.7 million, currently carries annual interest of 6.237% and is due in three installments of approximately $2.9 million on January 25, 2010, approximately $7.3 million on January 25, 2011, and approximately $1.5 million on January 25, 2012, respectively. The third loan, of approximately $8.8 million, currently carries annual interest of 7.65% and is or was due in two installments of approximately $4.4 million on January 25, 2009, which was repaid on January 20, 2009, and approximately $4.4 million on January 25, 2010. These five-year term loans are: (i) specifically guaranteed by Mr. Xiangqian Li; (ii) specifically secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $34.8 million as of December 31, 2008; and (iii) specifically secured by the property ownership and land use rights certificates with an aggregate net book value of $105.2 million as of December 31, 2008 in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used at the campus subsequent to such construction.

On May 26, 2008, we entered into a four-year, long-term loan agreement of RMB 160 million (approximately $23.5 million) with Agricultural Bank of China, Tianjin Branch (“Agricultural Bank – Tianjin Branch”).  This loan agreement is secured by any machinery and equipment purchased for the automated high-power lithium-phosphate cells production line at our Tianjin facility.  As of December 31, 2008, we had borrowed $23.5 million under this Loan Agreement, payable in four installments: (i) RMB 30 million (approximately $4.4 million) on December 26, 2009; (ii) RMB 30 million (approximately $4.4 million) on December 26, 2010; (iii) RMB 50 million (approximately $7.3 million) on December 26, 2011; and (iv) RMB 50 million (approximately $7.4 million) on May 26, 2012.

On May 9, 2008, we renewed a credit facility with China CITIC Bank.  This credit facility was guaranteed by BAK International and Mr. Xiangqian Li.  We were permitted to borrow up to RMB 150 million ($22.0 million) under this credit facility, which matured on November 9, 2008. As of December 31, 2008, we had outstanding three short-term loan agreements under this credit facility totaling approximately $14.7 million at certain fixed interest rates.  The first loan, of approximately $5.9 million, carried annual interest of 6.12%, and was repayable on January 15, 2009.  The second loan, of approximately $5.7 million, carried annual interest of 6.12%, and was repayable on January 17, 2009.  The third loan, of approximately $3.1 million, carried annual interest of 6.03%, and was repayable on February 1, 2009.  Each loan was repaid on its respective maturity date.

On March 24, 2008, we entered into a comprehensive credit facility agreement with Shenzhen Branch, Industrial Bank (“Industrial Bank”).  This credit facility is guaranteed by Mr. Xiangqian Li.  We may borrow up to RMB 62.5 million (approximately $9.2 million) under this credit facility, which will mature on March 25, 2009.  As of December 31, 2008, we had borrowed $7.3 million under this credit facility, at the annual interest rate of 6.225%, which is repayable on March 25, 2009.

On November 11, 2007, we renewed our credit facility agreement with Shenzhen Branch, Bank of China (“Bank of China”), to provide a maximum loan amount of RMB 450 million (approximately $66.0 million). Loans may be drawn at any time over the one-year period beginning November 11, 2007 and will be due after a period ranging from 2 months to 1 year from the date each is borrowed.  The credit facility agreement is guaranteed by Mr. Xiangqian Li, and is also secured by $12.7 million of machinery and equipment.  As of December 31, 2008, we had borrowed $20.5 million under three short-term loans and $13.4 million of notes payable under this credit facility agreement. The first loan, of approximately $5.9 million, carries annual interest of 8.217%, and is repayable on March 27, 2009.  The second loan, of approximately $4.4 million, carries annual interest of 8.217%, and is repayable on August 14, 2009.  The third loan, of approximately $10.2 million, carries annual interest of 7.844%, and is repayable on August 29, 2009.

On December 26, 2006, we entered into a four-year long-term loan agreement of RMB 100 million (approximately $14.7 million) with Shenzhen Branch, China Development Bank (“China Development Bank”). The long-term loan is payable in three installments as follows:

•	RMB 30 million (approximately $4.4 million) on November 20, 2008, which has been repaid;

•	RMB 30 million (approximately $4.4 million) on November 20, 2009; and

•	RMB 40 million (approximately $5.9 million) on December 26, 2010.

The long-term loan carries an annual interest rate of 7.740%.  The long-term loan is secured by Shenzhen BAK’s pledge of its new Research and Development Test Centre, which is to be constructed in Shenzhen, China.  We have committed to pledge the property ownership and land use rights certificates relating to this property as security after the requisite government approval is obtained, pursuant to the loan agreement.  According to the property ownership and land use rights certificate that we obtained in relation to this facility, such land may not be pledged without the approval of the relevant government office.  As of December 31, 2008, we had not obtained the requisite approval, and were in the process of negotiating with the relevant government bureau for such approval.  For further discussion regarding the status of property ownership rights relating to this facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”.  The obligations of Shenzhen BAK under the loan agreement are guaranteed by Mr. Xiangqian Li.  We had borrowed $10.3 million under this loan agreement as of December 31, 2008.

We had negative working capital of $18.3 million as of December 31, 2008, as compared to working capital of $3.2 million as of September 30, 2008, a decrease of $21.5 million. This decrease was primarily attributable to longer credit terms we obtained from our suppliers.  We had short-term bank loans maturing in less than one year of $112.1 million and long-term bank loans maturing within one year of $13.2 million as of December 31, 2008, or a total of $125.3 million of loans maturing within one year, as compared to a total of $114.4 million of such loans as of December 31, 2007, an increase of $10.9 million.  We had long-term bank loans maturing in over one year of $46.9 million as of December 31, 2008, as compared to $34.2 million of such loans as of December 31, 2007, an increase of $12.7 million.

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

Capital Expenditures

We made capital expenditures of $20.1 million and $9.2 million in the three months ended December 31, 2008 and 2007, respectively.  Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity.  The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three months ended December 31,
	2008	2007
	(in thousands)
Construction costs	$3,627	$2,740
Lease	$466	$21
Purchase of equipment	$15,959	$6,450

Total capital expenditures	$20,052	$9,211

We estimate that our total capital expenditures in fiscal year 2009 will reach approximately $41.1 million, primarily to purchase manufacturing equipment for the expansion of our production lines and construction of new factories in Tianjin, and for the construction of our new Research and Development Test Centre at our Shenzhen facility.

We completed construction and put into use facilities measuring 218,178 square meters comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls and administrative offices at the BAK Industrial Park facility in Shenzhen.  Of that space, approximately 120,000 square meters are manufacturing facilities.  We have also completed the construction and put into use 17,867 square meters of manufacturing facilities in Tianjin.  We are currently constructing 39,996 square meters of manufacturing and related facilities in Tianjin. At present, we have no significant payment obligations related to these facilities.

According to the relevant PRC laws and regulations, a land use rights certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced.  A property ownership certificate will be granted by the government upon application under the condition that the land use rights certificate and requisite government approvals are obtained.  We recently obtained the land use rights certificate to the tract of property on which we have constructed and on which we plan further construction of our manufacturing facilities and other related facilities at BAK Industrial Park in Shenzhen, China.  While we have been constructing and have completed a substantial part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, we understand it did not have the authority to grant us the land use rights certificate.  However, the Company obtained approval for project planning and construction from the government of Shenzhen on June 20, 2007. Under an agreement with the government of Shenzhen for the acquisition of the land use rights to BAK Industrial Park dated June 29, 2007, effective June 2008, the government agreed to provide us with the land use rights certificate relating to BAK Industrial Park on the condition that the Company would pay it an additional $11,819,841.  According to a notice received from the government of Shenzhen on June 6, 2008, the Company obtained government grants totaling $7,889,991 to subsidize this additional payment.  As of December 31, 2008, the Company had fully paid the remaining cost of $3,929,850 and had obtained the land use rights certificate for BAK Industrial Park.

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

On December 15, 2008, we purchased insurance for our manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities at BAK Industrial Park is RMB 585,373,070 (approximately $85.8 million) for the period from November 26, 2008 to August 25, 2010.

We are not able to insure our manufacturing facilities in Tianjin or our new Research and Development Test Centre to be constructed in Shenzhen, China, until we obtain the required property ownership and land use rights certificates.  Upon receipt of such certificates, we intend to procure such insurance.  As discussed below, we have obtained the land use rights to the land relating to these facilities.  The application for a property ownership certificate is in process with respect to our facilities at Tianjin (see discussion regarding our Research and Development Test Centre below).

As of December 31, 2008, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our Tianjin facility.  As of December 31, 2008, we had obtained the relevant land use rights certificate to this facility, and were in the process of obtaining the relevant property ownership certificate to this facility.  Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had requested that we complete construction of the Tianjin facility before September 30, 2008. As of December 31, 2008, we had not done so, and were in the process of negotiating with the relevant government bureau for the extension of the completion date.

As of December 31, 2008, we had paid the lease prepayment amount of $1.2 million for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China.  As of December 31, 2008, we had obtained a land use rights certificate relating to this facility.  Pursuant to the land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008.  As of December 31, 2008, we had not done so, and were in the process of negotiating with the relevant government bureau for the extension of the completion date. In addition, according to the land use rights certificate, such rights may not be pledged without the approval of the relevant government office.  We are required to pledge our property ownership and land use rights certificates in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it.  As of December 31, 2008, we were in the process of negotiating with the relevant government bureau for the requisite approval. In addition, the so-named “property ownership and land use rights certificate” that we were issued relating to this facility lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights.  As a result, this certificate may not be adequate evidence of our property ownership rights to this property.  We anticipate that the government will grant us a certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2008:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Short-term bank loans	$112,129	$112,129	-	-	-
Bills payable	22,898	22,898	-	-	-
Long-term bank loans	60,095	13,192	32,246	14,657	-
Capital commitments	5,561	5,561	-	-	-
Future interest payment on short-term bank loans	658	658	-	-	-
Future interest payment on long-term bank loans	12,963	7,546	4,810	607	-
Total	$214,304	$161,984	$37,056	$15,264	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2008.

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

Transactions described above require accounting treatment under Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements.  Therefore, no liabilities in respect of the guarantees were recognized as of December 31, 2008. As of December 31, 2008, we provided a guarantee for a non-related party, Nanjing Special Metal Equipment Co., Ltd., of one-year short-term bank loans with Evergrowing Bank with a maturity of August 6, 2010.  We also provided the guarantees for four other non-related parties, Hunan Reshine New Material Ltd, Shenzhen Tongli Hi-tech Co. Ltd., Shenzhen B&G Technology Development Co. Ltd., and Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd.  The maximum amount of our exposure for these guarantees was $16.8 million both at December 31, 2008 and September 30, 2008.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2008.

We have a short-term bank loan of approximately $22.0 million maturing on December 16, 2009 with Shenzhen Development Bank, bearing interest of 105% of the PBOC’s benchmark rate on the date of the loan agreement and adjusted quarterly. We have a long-term bank loan of $14.7 million maturing on December 26, 2010 with China Development Bank with three installments payable under which we have outstanding borrowings; the interest rate we pay on this long term loan is the benchmark rate of the PBOC for three- to five- year long-term loans.

We have a RMB 200 million (approximately $29.3 million) long-term loan agreement with Agricultural Bank – Shenzhen Branch, which became effective on December 18, 2006.  The long-term loan may be drawn at any time within five years from the effective date of the agreement and will mature five years after it is drawn.  The term loan, when drawn, will carry a floating interest rate of 90% of the PBOC benchmark rate for three-year to five-year long-term loans.  We also have outstanding with Agricultural Bank – Shenzhen Branch three short-term loans totaling approximately $47.7 million, carrying annual interest of 5.04% to 5.58%, adjusted quarterly.  The first loan, of approximately $22.0 million, currently carries annual interest of 5.58% and is due on December 1, 2009. The second loan, of approximately $11.0 million, currently carries annual interest at 5.58% and is due on December 15, 2009. The third loan, of approximately $14.7 million, currently carries annual interest at 5.04% and is due on June 15, 2009.  As of December 31, 2008, we also had three five-year term loans totaling approximately $26.4 million under our credit facility agreement with Agricultural Bank – Shenzhen Branch carrying interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan, of approximately $5.9 million, currently carries annual interest of 5.832% and is due on January 25, 2012. The second loan, of approximately $11.7 million, currently carries annual interest of 6.237% and is due in three installments of approximately $2.9 million on January 25, 2010, approximately $7.3 million on January 25, 2011, and approximately $1.5 million on January 25, 2012, respectively. The third loan, of approximately $8.8 million, currently carries annual interest of 7.65% and is or was repayable in two installments of approximately $4.4 million on January 25, 2009, which was repaid on January 20, 2009, and approximately $4.4 million on January 25, 2010.

We also entered into a four-year, long-term loan agreement for a loan of RMB 160 million ($23.5 million) with Agricultural Bank – Tianjin Branch on May 26, 2008.  The long-term loan is secured by machinery and equipment purchased for the automated high-power lithium-phosphate cells production line in Tianjin. As of December 31, 2008, we had borrowed $23.5 million under this Loan Agreement, payable in four installments: (i) RMB 30 million ($4.4 million) on December 26, 2009; (ii) RMB 30 million ($4.4 million) on December 26, 2010; (iii) RMB 50 million ($7.3 million) on December 26, 2011; and (iv) RMB 50 million ($7.4 million) on May 26, 2012.

As of December 31, 2008, we had outstanding three short-term loan agreements with China CITIC Bank under our credit facility agreement totaling approximately $14.7 million at certain fixed interest rates.  The first loan, of approximately $5.9 million, carried annual interest of 6.12%, and was repayable on January 15, 2009.  The second loan, of approximately $5.7 million, carried annual interest of 6.12%, and was repayable on January 17, 2009.  The third loan, of approximately $3.1 million, carried annual interest of 6.03%, and was repayable on February 1, 2009.  Each loan was repaid on its respective maturity date.

We also have outstanding approximately $20.5 million under three short-term loans from Bank of China. The first loan, of approximately $5.9 million, carries annual interest of 8.217%, and is repayable on March 27, 2009.  The second loan, of approximately $4.4 million, carries annual interest of 8.217%, and is repayable on August 14, 2009.  The third loan, of approximately $10.2 million, carries annual interest of 7.844%, and is repayable on August 29, 2009.

In addition, we have borrowed $7.3 million under a short-term loan from Industrial Bank, at the annual interest rate of 6.225%, which is repayable on March 25, 2009.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at December 31, 2008, would decrease net income before provision for income taxes by approximately $1.7 million or 111.1% for the three months ended December 31, 2008.  Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency.  Approximately 63.2% of our revenues and 97.5% of our costs and expenses for the three months ended December 31, 2008 are denominated in RMB, with the balance denominated in U.S. dollars.  Approximately 98.7% of our assets except for cash were denominated in RMB as of December 31, 2008.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB.  If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline.  Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period.  Any resulting exchange differences are recorded in accumulated other comprehensive income or loss.  An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $160,000 based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of December 31, 2008. As of December 31, 2008, our accumulated other comprehensive income was $25.3 million.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment.  As of December 31, 2008 and September 30, 2008, the carrying amount of property, plant and equipment, net was $208.5 million and $195.4 million, respectively.  We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets.  If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Inventory Obsolescence

We review our inventory for potential impairment on a quarterly or more frequent basis as deemed necessary.  Such review includes, but is not limited to, reviewing the levels of inventory versus customer requirements and obsolescence.  The review and evaluation also considers the potential sale of impaired inventory at lower than market prices.  At each balance sheet date, we identify inventories that are worth less than cost and write them down to their net realizable value and the difference is charged to our cost of revenues of that period.  Though management considers such write-down of inventories adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of such write-down.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses.  We review outstanding account balances individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of December 31, 2008 and September 30, 2008, we had not charged off any balances as we had yet to exhaust all means of collection.

Stock-Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, which requires the use of the fair value method of accounting for share-based compensation.  Under the fair value based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  SFAS 123R also requires measurement of cost of a liability-classified award based on its current fair value.  The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date.  Change in fair value during the requisite service period will be recognized as compensation cost over that period.

We determine fair value using the Black-Scholes model.  Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of our shares of common stock and the expected volatility, are required to determine the fair value of the options.  If different assumptions had been used, the fair value of the options would have been different from the amount we computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

Pursuant to SFAS 123R, we have recognized compensation costs of $818,000 in relation to stock-based awards to our employees and non-employee directors in the three months ended December 31, 2008, as an increase in both the operating costs and shareholder’s equity.

Changes in Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute.  The standard does not require any new fair value measurements.  SFAS No. 157 apply to our financial statements starting in our fiscal year beginning October 1, 2008.  The adoption of SFAS No. 157 has no material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions.  SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS No. 159 apply to our financial statements starting in our fiscal year beginning October 1, 2008.  The adoption of SFAS No. 159 has no material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will apply to our financial statements starting in our fiscal year beginning October 1, 2009. Our management is in the process of evaluating the impact SFAS No. 160 will have on our financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations.”  SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will apply to us starting in our fiscal year beginning October 1, 2009.  Our management is in the process of evaluating the impact SFAS No. 141 (Revised) will have on our financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 is not expected to have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  SFAS No. 162 is not expected to have a material impact on our financial statements.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2008	2007
Balance sheet items as of December 31	6.8225	7.3046
Amounts included in the statement of operations and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the three months ended December 31	6.8390	7.4318
Balance sheet items as of September 30	6.8183	7.5108

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer.  Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses described in Item 9A. “Controls and Procedures” of the 2008 Form 10-K, which we are still in the process of remediating.  Investors are directed to Item 9A of the 2008 Form 10-K for the description of these weaknesses.

Remediation Measures for Material Weaknesses

We began to remediate the material weaknesses described in our 2008 Form 10-K and implemented the new measures described below in our ongoing efforts to address these internal control deficiencies.

We further developed policies and procedures governing the hiring and training of personnel to better assure sufficient personnel with the requisite knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements.  We utilized qualified accounting advisors and supervisors to ensure that our staff has adequate professional knowledge and monitored the need for additional or better-qualified staff.  In addition, we utilized appropriate training programs on accounting principles and procedures to better ensure the adequacy of our accounting and finance personnel.

We continued to develop our corporate culture toward emphasizing the importance of internal controls and to ensure that all personnel involved in maintaining proper internal controls recognize the importance of strictly adhering to accounting principles generally accepted in the United States of America.

We continued to provide additional training to the Company’s internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures.  In addition, one of our employees has assumed the full-time position of Director of Internal Audit, and has been, and will continue to be, responsible for compliance with internal controls.

We further enhanced the self-assessment of our internal control over financial reporting by increasing our periodic independent testing, which would evaluate the adequacy of the design and effectiveness of our internal control procedures.

We also implemented procedures to maintain effective control over the accounting for construction in progress assets and the determination of depreciation expense when the assets are ready for their intended use, including the following:

•	We provided additional training to finance managers to review any applicable accounting entry and time of transfer;

•
We further trained our finance department to transfer construction in progress to cost of property, plant and equipment when it is ready for its intended use, at which time depreciation charges shall commence thereon. The criteria used to determine when an asset is ready for intended use are based on policies that are consistent with U.S. GAAP.

We believe that we are taking the steps necessary for remediation of the remaining material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal controls over financial reporting after December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Liquidated Damages Pursuant to November 2007 Registration Rights Agreement. During the fiscal quarter ended December 31, 2008, we were initially liable for liquidated damages to a shareholder whose shares were required to be included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with this shareholder and certain other investors in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto has not been declared effective by the SEC by the 100th calendar day after the closing of our private placement on November 9, 2007, or the “Effectiveness Deadline”, then we would be liable to pay partial liquidated damages to each investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on the one-month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (prorated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline, and the time that we are no longer required to keep such resale registration statement effective because either the investors have sold all of their shares or the investors may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by each investor for the shares it purchased in our November 2007 private placement on the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (pro-rated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that we are no longer required to keep such resale registration statement effective because either the investors have sold all of their shares or the investors may sell their shares pursuant to Rule 144 without volume limitations. Such liquidated damages would bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

On December 21, 2007, pursuant to the registration rights agreement, we filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008.  The lateness of this filing triggered liquidated damages consistent with the formula described above.  On August 26, 2008, we conducted a registered direct offering of 4,102,564 shares of common stock, at an offering price of $3.90 per share, in which the investors also received warrants to purchase up to 4,102,564 shares of common stock at an exercise price of $3.90 per share.  With one exception, all of the investors that participated in our November 2007 private placement, or persons controlling them, participated in our August 2008 registered direct offering.  We reduced each of these investors’ (or each such investor’s participating affiliate’s) purchase price by an amount that was at least equal to the amount that we determined that we were liable for as liquidated damages to such investor (or its participating affiliate).  As of December 31, 2008, the remaining investor had waived any and all rights relating to liquidated damages pursuant to the November 2007 registration rights agreement.

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

In accordance with the Delivery of Make Good Shares, Settlement and Release Agreement entered into with Mr. Xiangqian Li on October 22, 2007 (the “Li  Settlement Agreement”), we may continue to negotiate with the investors who participated in the January 20, 2005, private placement in order to achieve a complete settlement of our obligations under the applicable agreements with such investors.

Item 1A.	Risk Factors.

We face risks related to general domestic and global economic conditions and to the current credit crisis.

We currently generate sufficient operating cash flows, which combined with access to the credit markets, provides us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate that has impacted demand for our products and services, and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, including such areas as reduced demand for our products and services from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

See Item 1A. “Risk Factors” included in our 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On December 8, 2008, we renewed our comprehensive credit facility agreement with Shenzhen Development Bank to provide a maximum loan amount of RMB 150 million (approximately $22.0 million).  Loans may be drawn at any time over the one-year period beginning December 8, 2008 and will be due after a period ranging from 2 months to 1 year from the date each is borrowed.  This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and is also secured by Shenzhen BAK’s mortgage of $34.8 million of inventory and $20.2 million of machinery and equipment.  As of December 31, 2008, we had borrowed approximately $22.0 million under a loan agreement dated December 16, 2008 under this credit facility agreement, bearing interest of 105% of the PBOC’s benchmark rate on the date of the loan agreement and adjusted quarterly, and which is repayable on December 16, 2009. Under the loan agreement, Shenzhen Development Bank may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of the loan amount if we terminate or otherwise cease operations; provide documents containing untrue statements or omitting material financial information regarding our operations; intentionally evade bank debts by way of related-party transactions or any other means; use loan proceeds other than as agreed without consent; or if any other event occurs that creates a material risk of non-repayment of the loan.  Copies of summaries of the comprehensive credit facility agreement, loan agreement, mortgage contracts, and guaranties are included as Exhibits 10.1 through 10.7 to this Report and are hereby incorporated by reference herein.

On November 27, 2008, we renewed our comprehensive credit facility agreement with Agricultural Bank – Shenzhen Branch to provide a maximum loan amount of RMB 580 million (approximately $85.0 million), including RMB 400 million (approximately $58.6 million) one-year term credit facilities and RMB 180 million (approximately $26.4 million) five-year term credit facilities.  This credit facility agreement renewed a predecessor credit facility agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated June 8, 2007 and governs all loans that were subject to the predecessor agreement at the time of the renewal. New loans may be drawn under this credit facility from November 27, 2008 through November 27, 2009, with the term of the loan established at the time each new loan is drawn, except as to funds borrowed under the 2006 Loan Agreement, which may be drawn at any time within five years of December 18, 2006, and which will mature five years after such funds are drawn.  Pursuant to this credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans subject to this credit facility. In addition, Shenzhen BAK made the Undertakings.  The obligations of Shenzhen BAK under this credit facility are guaranteed by Mr. Xiangqian Li, BAK Tianjin, and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park.  In the event that Shenzhen BAK breaches any of the Undertakings or any guarantying party breaches any of its guaranty obligations, Agricultural Bank – Shenzhen Branch may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of all loan amounts governed by this credit facility.

During the fiscal quarter ended December 31, 2008, we entered into three short-term loan agreements with Agricultural Bank – Shenzhen Branch under this credit facility agreement totaling approximately $47.7 million, carrying annual interest of 5.04% to 5.58%, adjusted quarterly.  The first loan, of approximately $22.0 million, currently carries annual interest of 5.58% and is repayable on December 1, 2009. The second loan, of approximately $11.0 million, currently carries annual interest at 5.58% and is repayable on December 15, 2009. The third loan, of approximately $14.7 million, currently carries annual interest at 5.04% and is repayable on June 15, 2009.  Each of the loan agreements specifically provides for acceleration of repayment of the loan, as well as other penalties and remedies, for breach of contract.  Copies of summaries of these loan agreements are included as Exhibits 10.8 through 10.11 to this Report and are hereby incorporated by reference herein.

During the fiscal quarter ended December 31, 2008, we entered into three short-term loan agreements with China CITIC Bank under our credit facility agreement with this bank totaling approximately $14.7 million at certain fixed interest rates. The first loan, of approximately $5.9 million, carried annual interest of 6.12%, and was repayable on January 15, 2009.  The second loan, of approximately $5.7 million, carried annual interest of 6.12%, and was repayable on January 17, 2009.  The third loan, of approximately $3.1 million, carried annual interest of 6.03%, and was repayable on February 1, 2009.  Each loan was repaid on its respective maturity date.  Under the loan agreements, China CITIC Bank, in addition to exercising any other applicable remedies under the applicable agreements, may have accelerated repayment of each loan amount if we had: failed to make timely repayment of the loan interest; suffered major operational losses; became involved in, or were threatened to become involved in, litigation or other legal proceedings; provided untrue financial statements or information; used loan proceeds other than as agreed to; refused oversight by China CITIC Bank or refused to provide relevant financial statements or information; experienced substantial changes in management; or if any other event had occurred that would have created a material risk of non-repayment of the loan.  Copies of summaries of these loan agreements are included as Exhibits 10.16 through 10.18 to this Report and are hereby incorporated by reference herein.

Item 6.	Exhibits.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007).

10.1
Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 8, 2008.

10.2	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 16, 2008.

10.3	Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008.

10.4	Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008.

10.5	Summary of Guaranty Contract of Maximum Amount Pledge by and between BAK International Limited and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008.

10.6	Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008.

10.7	Summary of Guaranty Contract of Maximum Amount by and between BAK International (Tianjin) Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008.

10.8	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated December 2, 2008.

10.9	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated December 15, 2008.

Exhibit No.	Description
10.10	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated December 18, 2008.

10.11
Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2008).

10.12
Summary of Guaranty Contract of Maximum Amount by and among Xiangqian Li, BAK International (Tianjin) Limited, BAK International Limited, and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 12, 2008).

10.13
Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 12, 2008).

10.14
Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 8, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007).

10.15
Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, effective December 18, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2006).

10.16	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated October 15, 2008.

10.17	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated October 17, 2008.

10.18	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated October 31, 2008.

10.19
Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2008).

10.20
Summary of Guaranty Contract of Maximum Amount between BAK International Limited and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2008).

10.21
Summary of Guaranty Contract of Maximum Amount between Xiangqian Li and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2008).

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2009	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tony Shen
Tony Shen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)