Form 10-Q
period 2009-03-31
CHINA BAK BATTERY INC
filed 2009-05-11
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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
(Address of principal executive offices, Zip Code)

(86 755) 897-70093
(Registrant’s telephone number, including area code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	57,687,731

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

Forward-Looking Statements

Statements contained in this Report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

•	our limited operating history in developing, manufacturing and selling of lithium-based rechargeable battery cells;

•	general economic conditions, including the current global recession and financial crisis;

•	our future business development, results of operations and financial condition;

•	our ability to diversify our product offering and capture new market opportunities;

•	our dependence on the growth in demand for the portable electronic devices that are powered by our products;

•	our ability to maintain or increase our market share in the competitive markets in which we do business;

•	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

•	our ability to obtain original equipment manufacturer, or OEM, qualifications from brand names;

•	our ability to maintain cost leadership;

•	our ability to remediate any material weaknesses in our internal control over financial reporting;

i

•	our ability to secure raw materials in the future and to manage the costs of raw materials or to secure alternative or substitute raw materials;

•	our ability to source our needs for skilled labor, machinery and raw materials economically;

•	our ability to maintain our land use rights and acquire property ownership rights to our PRC-based facilities;

•	our ability to fund our operations and manage our substantial short-term indebtedness;

•	uncertainties with respect to the PRC legal and regulatory environment; and

•	other risks identified in this Report and in our other reports filed with the U.S. Securities and Exchange Commission, or SEC.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in other reports that we file with the SEC, including without limitation our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as amended, or the 2008 Form 10-K. Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2008 and March 31, 2009

(In US$)

		September 30,	March 31,
	Note	2008	2009
		(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents		$35,706,834	$25,374,498
Pledged deposits	2	4,449,244	11,939,713
Trade accounts receivable, net	3	82,740,288	74,030,535
Inventories	4	67,583,060	57,687,121
Prepayments and other receivables	5	4,462,492	12,699,557
Deferred tax assets		1,719,662	2,123,489

Total current assets		196,661,580	183,854,913

Property, plant and equipment, net	6	195,435,212	215,090,824
Lease prepayments, net		31,782,129	32,448,252
Intangible assets, net		161,418	205,207
Deferred tax assets		6,543	6,528

Total assets		$424,046,882	$431,605,724

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2008 and March 31, 2009 (continued)

(In US$)

		September 30,	March 31,
	Note	2008	2009
		(Audited)	(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$105,598,170	$117,068,602
Current maturities of long-term bank loans	8	8,799,848	16,096,934
Accounts and bills payable		57,486,716	65,416,564
Accrued expenses and other payables		21,581,182	23,255,231

Total current liabilities		193,465,916	221,837,331

Long-term bank loans, less current maturities	8	55,732,366	39,510,652
Deferred revenue		7,685,200	7,550,925
Other long-term payables		-	1,439,944
Deferred tax liabilities		91,400	208,234

Total liabilities		256,974,882	270,547,086

Commitments and contingencies	11

Shareholders’ equity
Shares of common stock US$ 0.001 par value;
100,000,000 authorized; 57,676,481 and 57,683,981 issued and outstanding as of September 30, 2008 and March 31, 2009 respectively		57,677	57,684
Donated shares		14,101,689	14,101,689
Additional paid-in capital		97,286,286	98,834,754
Statutory reserves		6,917,943	7,227,195
Retained earnings		27,628,860	19,858,927
Accumulated other comprehensive income		25,146,155	25,044,999
		171,138,610	165,125,248
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		167,072,000	161,058,638

Total liabilities and shareholders’ equity		$424,046,882	$431,605,724

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations
and comprehensive income / (loss)
For the three months ended March 31, 2008 and 2009
 (Unaudited)
 (In US$)

	Three months ended March 31,
	2008	2009

Net revenues	$51,335,511	$40,814,661
Cost of revenues	(47,420,664)	(37,792,979)

Gross profit	3,914,847	3,021,682

Operating expenses:
Research and development expenses	(1,390,180)	(1,124,666)
Sales and marketing expenses	(1,403,033)	(1,154,067)
General and administrative expenses	(4,822,795)	(4,115,684)

Total operating expenses	(7,616,008)	(6,394,417)

Operating loss	(3,701,161)	(3,372,735)

Finance costs, net	(2,418,802)	(2,364,431)
Government grant income	137,020	68,641
Other (expense) / income	(81,475)	157,800

Loss before income taxes	(6,064,418)	(5,510,725)

Income tax expense	(119,339)	(211,208)

Net loss	$(6,183,757)	$(5,721,933)

Other comprehensive income / (loss)
- Foreign currency translation adjustment	6,364,241	(261,268)

Comprehensive income / (loss)	$180,484	$(5,983,201)

Net loss per share:
-Basic	$(0.12)	$(0.10)

-Diluted	$(0.12)	$(0.10)

Weighted average number of shares of common stock:
-Basic	52,132,918	56,960,409

-Diluted	52,132,918	56,960,409

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations
and comprehensive income / (loss)
For the six months ended March 31, 2008 and 2009
 (Unaudited)
 (In US$)

	Six months ended March 31,
	2008	2009

Net revenues	$104,122,986	$108,904,398
Cost of revenues	(93,102,409)	(95,289,498)

Gross profit	11,020,577	13,614,900

Operating expenses:
Research and development expenses	(2,709,343)	(2,542,206)
Sales and marketing expenses	(2,750,910)	(2,753,719)
General and administrative expenses	(9,060,830)	(10,875,360)

Total operating expenses	(14,521,083)	(16,171,285)

Operating loss	(3,500,506)	(2,556,385)

Finance costs, net	(4,642,279)	(5,203,992)
Government grant income	1,038,364	170,586
Other (expense) / income	(39,591)	164,157

Loss before income taxes	(7,144,012)	(7,425,634)

Income tax benefit / (expense)	19,720	(35,047)

Net loss	$(7,124,292)	$(7,460,681)

Other comprehensive income / (loss)
- Foreign currency translation adjustment	10,133,834	(101,156)

Comprehensive income / (loss)	$3,009,542	$(7,561,837)

Net loss per share:
-Basic	$(0.14)	$(0.13)

-Diluted	$(0.14)	$(0.13)

Weighted average number of shares of common stock:
-Basic	51,229,322	56,959,386

-Diluted	51,229,322	56,959,386

See accompanying notes to the condensed interim consolidated financial statements.

  China BAK Battery, Inc. and subsidiaries
  Condensed interim consolidated statements of shareholders’ equity
For the six months ended March 31, 2008 and 2009
  (Unaudited)

	Shares of common stock			Additional			Accumulated other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	Retained	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	earnings	income	shares	Amount	equity
Balance as of October 1, 2007	49,250,853	$49,251	$7,955,358	$66,355,151	$6,426,977	$36,060,426	$9,884,749	-	$-	$126,731,912

Net loss	-	-	-	-	-	(7,124,292)	-	-	-	(7,124,292)

2005 escrow shares donated by Mr. Xiangqian Li	-	-	6,146,331	-	-	-	-	(1,089,775)	(6,146,331)	-

2005 escrow shares settlement	-	-	-	(1,309,681)	-	-	-	232,213	1,309,681	-

Share-based compensation for employee stock option awards	-	-	-	1,657,387	-	-	-	-	-	1,657,387

Exercise of stock option awards	200,000	200	-	1,249,800	-	-	-	-	-	1,250,000

Issuance of new common stock to employees	265,280	265	-	(265)	-	-	-	-	-	-

Issuance of new common stock	3,500,000	3,500	-	12,752,447	-	-	-	-	-	12,755,947

Issuance of common stock to non-employee directors	7,500	7		(7)	-	-	-	-	-	-

Appropriation to statutory reserves	-	-	-	-	89,582	(89,582)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	10,133,834	-	-	10,133,834

Balance as of March 31, 2008	53,223,633	$53,223	$14,101,689	$80,704,832	$6,516,559	$28,846,552	$20,018,583	(857,562)	$(4,836,650)	$145,404,788

Balance as of October 1, 2008	57,676,481	$57,677	$14,101,689	$97,286,286	$6,917,943	$27,628,860	$25,146,155	(721,030)	$(4,066,610)	$167,072,000

Net loss	-	-	-	-	-	(7,460,681)	-	-	-	(7,460,681)

Share-based compensation for employee stock option awards	-	-	-	1,548,475	-	-	-	-	-	1,548,475

Issuance of common stock to non-employee directors	7,500	7	-	(7)	-	-	-	-	-	-

Appropriation to statutory reserves	-	-	-	-	309,252	(309,252)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(101,156)	-	-	(101,156)

Balance as of March 31, 2009	57,683,981	$57,684	$14,101,689	$98,834,754	$7,227,195	$19,858,927	$25,044,999	(721,030)	$(4,066,610)	$161,058,638

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended March 31, 2008 and 2009
 (Unaudited)
(In US$)

	Three months ended March 31,
	2008	2009
Cash flow from operating activities
Net loss	$(6,183,757)	$(5,721,933)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	3,235,624	3,893,924
Provision for doubtful debts	165,691	975,390
Provision for / (recovery of) obsolete inventories	16,215	(6,585)
Share-based compensation	815,053	730,947
Deferred income taxes	118,302	(19,393)
Deferred revenue	-	(58,512)
Loss of disposal of property, plant and equipment	189,694	-
Exchange loss	770,949	51,453

Changes in operating assets and liabilities:
Trade accounts receivable	(4,872,518)	6,150,583
Inventories	(2,912,677)	9,015,891
Prepayments and other receivables	5,623,293	(396,399)
Accounts and bills payable	1,727,379	(7,319,289)
Accrued expenses and other payables	(217,032)	(1,022,127)

Net cash (used in) / provided by operating activities	(1,523,784)	6,273,950

Cash flow from investing activities

Purchases of property, plant and equipment	(7,386,168)	(12,329,590)
Payment of lease prepayments	-	(610,919)
Purchases of intangible assets	(43,634)	(20,664)
Proceeds from disposal property, plant and equipment	321,353	-

Net cash used in investing activities	$(7,108,449)	$(12,961,173)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended March 31, 2008 and 2009 (continued)
 (Unaudited)
(In US$)

	Three months ended March 31,
	2008	2009
Cash flow from financing activities

Proceeds from borrowings	$10,416,572	$50,473,188
Repayment of borrowings	(492,636)	(49,741,496)
Increase in pledged deposits	(329,463)	(5,832,756)

Net cash provided by / (used in) financing activities	9,594,473	(5,101,064)

Effect of exchange rate changes on cash and cash equivalents	2,396,789	(46,389)

Net increase / (decrease) in cash and cash equivalents	3,359,029	(11,834,676)
Cash and cash equivalents at the beginning of period	33,524,459	37,209,174

Cash and cash equivalents at the end of period	$36,883,488	$25,374,498

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to banks	$2,980,249	$7,037,518

Cash paid during the period for:
Income taxes	$-	$94,933

Interest, net of amounts capitalized	$2,425,156	$2,378,306

Non-cash movements affecting financing transactions:
2005 escrow shares settlement	$1,309,681	$-

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the six months ended March 31, 2008 and 2009
 (Unaudited)
(In US$)

	Six months ended March 31,
	2008	2009
Cash flow from operating activities
Net loss	$(7,124,292)	$(7,460,681)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	6,017,921	7,520,804
Provision for doubtful debts	1,367,967	3,322,465
Provision for / (recovery of) obsolete inventories	95,432	(556,719)
Share-based compensation	1,657,387	1,548,475
Deferred income taxes	(77,335)	(290,468)
Deferred revenue	-	(117,000)
Loss of disposal of property, plant and equipment	189,694	-
Exchange loss	770,949	755,423

Changes in operating assets and liabilities:
Trade accounts receivable	(12,031,766)	5,194,609
Inventories	(4,032,481)	10,294,454
Prepayments and other receivables	(5,990,481)	(8,255,685)
Accounts and bills payable	12,150,528	12,855,759
Accrued expenses and other payables	794,927	2,640,486

Net cash (used in) / provided by operating activities	(6,211,550)	27,451,922

Cash flow from investing activities

Purchases of property, plant and equipment	(16,544,890)	(31,857,915)
Payment of lease prepayments	(20,983)	(1,076,777)
Purchases of intangible assets	(75,036)	(78,664)
Proceeds from disposal of property, plant and equipment	321,353	-

Net cash used in investing activities	$(16,319,556)	$(33,013,356)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the six months ended March 31, 2008 and 2009 (continued)
 (Unaudited)
(In US$)

	Six months ended March 31,
	2008	2009
Cash flow from financing activities

Proceeds from borrowings	$55,493,135	$134,550,135
Repayment of borrowings	(27,404,017)	(131,625,132)
Decrease / (increase) in pledged deposits	32,514	(7,496,044)
Proceeds from issuance of capital stock, net	14,005,947	-

Net cash provided by / (used in) financing activities	42,127,579	(4,571,041)

Effect of exchange rate changes on cash and cash equivalents	3,090,502	(199,861)

Net increase / (decrease) in cash and cash equivalents	22,686,975	(10,332,336)
Cash and cash equivalents at the beginning of period	14,196,513	35,706,834

Cash and cash equivalents at the end of period	$36,883,488	$25,374,498

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to banks	$4,863,976	$8,726,507

Cash paid during the period for:
Income taxes	$45,376	$94,933

Interest, net of amounts capitalized	$4,912,532	$5,140,604

Non-cash movements affecting financing transactions:
2005 escrow shares donated by Mr. Xiangqian Li	$6,146,331	$-
	,
2005 escrow shares settlement	$1,309,681	$-

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009
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

Basis of Presentation and Organization

As of March 31, 2009, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; and vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008.

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

Pursuant to Shenzhen BAK’s articles of association and relevant PRC regulations, BAK International was required to contribute about US$5.72 million to Shenzhen BAK as capital (representing 7% of Shenzhen BAK’s registered capital) no later than October 2008. As of March 31, 2009, BAK International is in the process of applying for a reduction in its required registered capital with the relevant government bureau.

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
For the six months ended March 31, 2008 and 2009 (continued)
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

At the time the escrow shares relating to the 2006 performance threshold were transferred to the investors in fiscal year 2007, the Company should have recognized a credit to donated shares and a debit to additional paid-in capital, both of which are elements of shareholders’ equity. This entry is not material because total shares of common stock issued and outstanding, total shareholders’ equity and total assets do not change; nor is there any impact on income or earnings per share. Therefore, previously filed consolidated financial statements for the fiscal year ended September 30, 2007 will not be restated. This share transfer has been reflected in these financial statements by reclassifying the balances of certain items as of October 1, 2007. The balances of donated shares and additional paid-in capital as of October 1, 2007 were credited and debited by US$7,955,358 respectively, as set out in the consolidated statements of shareholders’ equity for the six months ended March 31, 2008.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of March 31, 2009 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
 (Unaudited)

   Recently Issued Accounting Standards

FAS No. 157 “Fair Value Measurements”

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

FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, or FSP FAS 157-1. FSP FAS 157-1 provides a scope exception from Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. The Company adopted FSP FAS 157-1 effective October 1, 2008. Accordingly, the provisions of SFAS No. 157 will not be applied to lease transactions under SFAS 13 except when applying SFAS No. 157 to business combinations recorded by the Company.

FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157”

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 will become effective for the Company on October 1, 2009. The Company is in the process of evaluating the impact of applying FSP FAS 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:

-
nonfinancial assets and nonfinancial liabilities that are measured at fair value in a business combination or other new basis event, except those that are remeasured at fair value in subsequent periods;

-
reporting units measured at fair value in the first step of a goodwill impairment test as described in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No.142”), and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS No. 142 goodwill impairment test, if applicable; and

-	nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).

As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS No. 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2 in the fiscal year ending September 30, 2009.

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

FSP FAS No. 142-3 “Determination of the Useful Life of Intangible Assets”

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 which means that it will be effective for the Company’s fiscal year beginning October 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of FSP FAS 142-3 on its financial statements.

FSP FAS No. 115-2 and FAS124-2 “Recognition of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the adoption of FSP FAS 115-2 and FAS 124-2 on its financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
 (Unaudited)

2	Pledged Deposits

Pledged deposits as of September 30, 2008 and March 31, 2009 consisted of the following:

	September 30,	March 31,
	2008	2009
Pledged deposits with banks for:
Construction payable	$931,317	$892,648
Bills payable	3,517,927	11,047,065
	$4,449,244	$11,939,713

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2008 and March 31, 2009 consisted of the following:

	September 30,	March 31,
	2008	2009

Trade accounts receivable	$87,974,185	$79,012,158
Less: Allowance for doubtful accounts	(5,351,244)	(8,666,118)

	82,622,941	70,346,040
Bills receivable	117,347	3,684,495

	$82,740,288	$74,030,535

An analysis of the allowance for doubtful accounts for the six months ended March 31, 2008 and 2009 is as follows:

	Six months ended March 31,
	2008	2009

Balance at beginning of period	$3,021,617	$5,351,244
Addition of bad debt expense, net	1,370,667	3,324,909
Foreign exchange adjustment	266,238	(10,035)

Balance at end of period	$4,658,522	$8,666,118

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
 (Unaudited)

4	Inventories

Inventories as of September 30, 2008 and March 31, 2009 consisted of the following:

	September 30,	March 31,
	2008	2009

Raw materials	$16,671,505	$19,165,219
Work-in-progress	12,993,897	8,094,379
Finished goods	40,638,380	32,585,109
	70,303,782	59,844,707

Provision for obsolete inventories	(2,720,722)	(2,157,586)

	$67,583,060	$57,687,121

Part of the Company’s inventories with carrying value of US$21,999,619 and US$21,905,363 as of September 30, 2008 and March 31, 2009, respectively, was pledged as collateral under certain loan agreements (see Note 7).

5	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2008 and March 31, 2009 consisted of the following:

	September 30,	March 31,
	2008	2009

Prepayments for raw materials and others	$866,561	$4,963,152
Other receivables	3,605,465	7,743,472
Less: Allowance for doubtful accounts	(9,534)	(7,067)

	$4,462,492	$12,699,557

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
 (Unaudited)

6	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2008 and March 31, 2009 consisted of the following:

	September 30,	March 31,
	2008	2009
Buildings	$94,062,610	$94,374,571
Machinery and equipment	89,999,435	102,547,925
Office equipment	1,590,015	2,425,790
Motor vehicles	1,083,278	1,106,871
	186,735,338	200,455,157
Accumulated depreciation	(33,033,996)	(40,107,420)
Construction in progress	36,116,818	53,119,794
Prepayment for acquisition of property, plant and equipment	5,617,052	1,623,293
	$195,435,212	$215,090,824

(i)	Depreciation expense for the six months ended March 31, 2008 and 2009 is included in the condensed interim consolidated statements of operations and comprehensive income / (loss) as follows:

	Six months ended March 31,
	2008	2009
Cost of revenues	$4,389,058	$5,655,545
Research and development expenses	294,225	258,877
Sales and marketing expenses	330,761	240,507
General and administrative expenses	793,779	992,114
	$5,807,823	$7,147,043

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the six months ended March 31, 2008 and 2009, the Company capitalized interest of approximately US$179,349 and US$366,539 to the cost of construction in progress.

(iii)	Pledged Property, Plant and Equipment

As of September 30, 2008 and March 31, 2009, the Company’s machinery and equipment with net book value of US$42,582,851 and US$76,520,108 respectively were pledged as collateral under certain loan arrangements (see Notes 7 and 8).

As of March 31, 2009, the buildings and land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus is located with aggregate net book value of US$103,265,308 were pledged as collateral under certain loan agreements (See Note 7).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
 (Unaudited)

7	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. In addition to the pledge of land use rights certificates by Shenzhen BAK as disclosed below, these facilities were secured by the Company’s assets with the following carrying values:

	September 30,	March 31,
	2008	2009
Inventories (Note 4)	$21,999,619	$21,950,363
Machinery and equipment, net (Note 6)	14,058,213	42,281,462
	$36,057,832	$64,231,825

As of September 30, 2008 and March 31, 2009, the Company had several short-term bank loans with aggregate outstanding balances of US$105,598,170 and US$117,068,602, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 5.04% to 5.58% per annum, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of March 31, 2009, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$58,534,301 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of March 31, 2009, the aggregate net book value of the buildings and land use rights in relation to the land use rights certificate as of March 31, 2009 was US$103,265,308.

8	Long-term Bank Loans

As of September 30, 2008 and March 31, 2009, the Company had long-term bank loans of US$64,532,214 and US$55,607,586, respectively. As of March 31, 2009, US$10,243,503 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 5.76% per annum. This long-term bank loan is repayable in two installments of US$4,390,073 on November 20, 2009 and US$5,853,430 on December 26, 2010.

Three other long-term loans totaled an aggregate borrowed amount of US$21,950,363 as of March 31, 2009.  These loans were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan of US$5,853,430 currently carries interest at 5.832% per annum and is repayable on January 25, 2012. The second loan of US$11,706,860 currently carries annual interest of 6.237% and is repayable in three installments of US$2,926,715 on January 25, 2010, US$7,316,788 on January 25, 2011 and US$1,463,357 on January 25, 2012, respectively. The third loan of US$4,390,073 currently carries annual interest of 7.65% and is repayable on January 25, 2010.

Another loan of US$23,413,720 as of March 31, 2009 was borrowed under a four-year long-term loan credit facility from Tianjin Branch, Agricultural Bank of China and carries interest at the benchmark rate of the PBOC for three-year to five-year long-term loans, which is currently 5.76% per annum. This loan is repayable in four installments of US$4,390,073 on December 26, 2009, US$4,390,073 on December 26, 2010, US$7,316,787 on December 26, 2011, and US$7,316,787 on May 26, 2012.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) to be secured by the property ownership and land use rights certificates relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. As of March 31, 2009, the Company had obtained the relevant land use rights certificate and was in the process of negotiating with the relevant government bureau for the requisite approval to pledge it as described.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
 (Unaudited)

8	Long-term Bank Loans (continued)

The long-term bank loan with Shenzhen Eastern Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$34,238,646 as of March 31, 2009 (see Note 6); and (iii) secured by the property ownership and land use rights certificates in relation to the land on which Shenzhen BAK’s corporate campus had been constructed (see Note 6) and any machinery and equipment purchased and used in the campus subsequent to such construction.

The long-term bank loan with Tianjin Branch, Agricultural Bank of China is secured by the machinery and equipment purchased for the automated high-power lithium-phosphate cells production line in Tianjin. As of March 31, 2009, construction of the automated high-power lithium-phosphate cells production line was in progress.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of March 31, 2009 are as follows:

Fiscal years ending on March 31,
2010	$16,096,934
2011	17,560,291
2012	14,633,574
2013	7,316,787

$55,607,586

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
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

A summary of share option plan activity for these options during the six months ended March 31, 2009 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2008	200,000	$6.25
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2009	200,000	$6.25	2.0 years	$-

Exercisable as of March 31, 2009	200,000	$6.25	2.0 years	$-

(1)
Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2009 (US$1.71) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
 (Unaudited)

9	Share-based Compensation (continued)

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. The Company recorded non-cash share-based compensation expense of US$56,000 for the six months ended March 31, 2008 in respect of these share options granted in 2005, which was allocated to research and development expenses. No non-cash share-based compensation expense was recognized in respect of these share options for the six months ended March 31, 2009.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions:

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of March 31, 2009, there were no unrecognized compensation costs related to non-vested share options.

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

A summary of share option plan activity for these options during the six months ended March 31, 2009 is presented below:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)

Outstanding as of October 1, 2008	1,300,000	$3.29
Exercised	-	-
Forfeited	110,000	3.29
Cancelled	-	-

Outstanding as of March 31, 2009	1,190,000	$3.29	4.1 years	$-

Exercisable as of March 31, 2009	452,500	$3.29	3.6 years	$-

(1)
Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2009 (US$1.71) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$925,000 and US$422,277 for the six months ended March 31, 2008 and 2009 respectively, in respect of share options granted in 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of March 31, 2009, there were unrecognized compensation costs of US$509,367 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.3 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
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

A summary of share option plan activity for these options during the six months ended March 31, 2009 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2008	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2009	360,000	$4.30	3.8 years	$-

Exercisable as of March 31, 2009	120,000	$4.30	3.8 years	$-

 (1)  Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2009 (US$1.71) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$231,000 and US$265,697 for the six months ended March 31, 2008 and 2009 respectively, in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of March 31, 2009, there were unrecognized compensation costs of US$346,773 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.6 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
 (Unaudited)

9	Share-based Compensation (continued)

A summary of share option plan activity for these options during the six months ended March 31, 2009 is presented below:
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2008	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2009	1,250,000	$4.18	4.1 years	$-

Exercisable as of March 31, 2009	270,000	$4.18	4.1 years	$-

 (1)  Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2009 (US$1.71) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$827,335 for the six months ended March 31, 2009, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of March 31, 2009, there were unrecognized compensation costs of US$1,278,224 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.3 years.

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

The Company recorded non-cash share-based compensation expense of US$33,166 for the six months ended March 31, 2009, in respect of the restricted shares granted in August 2008, which was allocated to general and administrative expenses.

As of March 31, 2009, the Company had unrecognized stock-based compensation of US$4,730 associated with these restricted shares granted to non-employee directors. These costs are expected to be recognized over a weighted-average period of 0.3 years. The first, second and third 25% of the restricted shares were issued as fully paid shares of common stock to the Company’s three independent directors on August 6, 2008, October 20, 2008 and March 2, 2009, respectively. The remaining 25% of the restricted shares had not yet been issued to the three independent directors as of March 31, 2009.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the Stock Option Plan for the six months ended March 31, 2009.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
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

Upon the grant of restricted stock, the Company reclassified share-based payment liabilities of US$3,679,934 to shareholders’ equity. The restricted stock grant is treated as equity-classified awards and the unrecognized compensation costs were recognized over the vesting period. The Company recognized share-based compensation expense of US$428,000 for the six months ended March 31, 2008 in respect of the equity-classified award. These share-based compensation costs were allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively. All shares of restricted stock granted as of March 31, 2009 vested before September 30, 2008 and no non-cash share-based compensation expense was recognized for the six months ended March 31, 2009.

As of March 31, 2009, there were no unrecognized compensation costs related to the restricted stock grants.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
 (Unaudited)

10	Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the six months ended March 31, 2009 attributable to equity shareholders of $7,460,681 (Six months ended March 31, 2008: $7,124,292) and the weighted average number of shares of common stock of 56,959,386 issued and outstanding during the six months ended March 31, 2009 (Six months ended March 31, 2008: 51,229,322).

The effects of 1,975,750 shares of stock options and 265,280 shares of restricted stock outstanding during the six months ended or as of March 31, 2008 were all anti-dilutive and the effects of 3,003,750 shares of stock options and 4,102,564 warrants outstanding during the six months ended or as of March 31, 2009 were all anti-dilutive. As such, basic and diluted net loss per share for the six months ended March 31, 2008 and 2009 are the same.

11	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2008 and March 31, 2009, the Company had the following contracted capital commitments:

	September 30,	March 31,
	2008	2009

For construction of buildings	$5,957,292	$2,648,578
For purchases of equipment	4,313,237	2,490,327

	$10,270,529	$5,138,905

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
 (Unaudited)

11	Commitments and Contingencies (continued)

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

The Company did not obtain the land use rights certificate and approvals for project-planning and construction relating to the premises occupied by the Company, BAK Industrial Park, before construction of the buildings was commenced. As of March 31, 2009, the Company has obtained the aforementioned land use rights certificate and government approvals and was in the process of negotiating with the relevant government bureau for the application and acquisition of the appropriate property ownership certificate.

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

Pursuant to the land use rights certificate granted relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of March 31, 2009, the Company was in the process of negotiating with the relevant government bureau for the extension of the construction completion date. If the Company fails to obtain approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid.  However, management believes that this possibility, while present, is remote.

Pursuant to the land use rights certificate that the Company obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, the Company must complete at least 25% of the construction of the new Research and Development Test Centre by September 30, 2008. As of March 31, 2009, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. According to the land use rights certificate, such rights may not be pledged without the approval of the relevant government bureau. The Company is required to pledge its property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank according to the loan agreement entered into with it. The Company was in the process of negotiating with the relevant government bureau for the requisite approval.

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

The Company is not able to insure its manufacturing facilities in Tianjin or its new Research and Development Test Centre to be constructed in Shenzhen, China, until it receives the required property ownership and land use rights certificates.  Upon receipt of such certificates, the Company intends to procure such insurance.  As discussed above, the Company has obtained the land use rights certificate to the land relating to these facilities. The application for a property ownership certificate is in process with respect to the Company’s facilities in Tianjin.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
 (Unaudited)

11	Commitments and Contingencies (continued)

(iii)	Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30,	March 31,
	2008	2009

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. -
a non-related party	$2,933,282	$2,926,715
Guaranteed for Hunan Reshine New Material Ltd. -
a non-related party	5,866,565	5,853,430
Guaranteed for Nanjing Special Metal
Equipment Co. Ltd. - a non-related party	1,466,641	1,463,358
Guaranteed for Siping Juyuan Hanyang Plate Heat
Exchanger Co. Ltd. - a non-related party	2,933,282	2,926,715
Guaranteed for Shenzhen B&G Technology Development Co. Ltd. -
a non-related party	3,666,603	3,658,394

	$16,866,373	$16,828,612

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it immaterial to the condensed interim consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of March 31, 2009.

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

The Company's outstanding discounted and transferred bills as of September 30, 2008 and March 31, 2009 are summarized as follows:

	September 30,	March 31,
	2008	2009

Bank acceptance bills	$34,721,831	$33,887,919

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
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

No customer individually comprised 10% or more of net revenue for the six months ended March 31, 2008 and 2009.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2008 and 2009 (continued)
 (Unaudited)

12	Significant Concentrations (continued)

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2008 and March 31, 2009, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

13	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactures six types of Li-ion rechargeable batteries: steel-case cell, aluminum-case cell, battery pack, cylindrical cell, polymer cell and high-power lithium-phosphate cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the six months ended March 31, 2008 and 2009 were as follows:

Net revenues by product:

	Six months ended March 31,
	2008		2009
		%		%

Steel-case cell	$15,634,552	15.02	$4,558,719	4.19
Aluminum-case cell	60,339,800	57.95	60,598,884	55.64
Battery pack	11,572,242	11.11	10,119,732	9.29
Cylindrical cell	9,277,903	8.91	27,606,747	25.35
Polymer cell	7,298,489	7.01	5,990,365	5.50
High-power lithium-phosphate cell	-	-	29,951	0.03

	$104,122,986	100.0	$108,904,398	100.00

Net revenues by geographic area:

	Six months ended March 31,
	2008		2009
		%		%

PRC Mainland	$86,529,740	83.11	$71,348,163	65.51
PRC Taiwan	-	-	22,154,698	20.34
India	2,745,353	2.64	4,509,774	4.14
United States of America	66,245	0.06	358,930	0.33
Hong Kong, China	3,574,347	3.43	9,025,465	8.29
Others	11,207,301	10.76	1,507,368	1.39

	$104,122,986	100.0	$108,904,398	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The global financial crisis and recession adversely affected many of the markets that our customers serve.  As a result, our overall net revenues suffered for the second quarter of fiscal year 2009.  During the second quarter of fiscal 2009, we generated $40.8 million in net revenues, which is over 20.5% lower than our net revenues of $51.3 million in the second quarter of fiscal year 2008.  The substantial decrease in net revenues over the net revenues generated in the same period of last year was primarily a result of the global financial crisis and recession, which weakened demand for many of the products that our customers sell.

Although second quarter results were below our expectations, we have taken action to position the Company to meet the challenges of the economy. We tightened our focus on our core competencies in aluminum-case battery cells, cylindrical battery cells and polymer battery cells   As such, in January we suspended steel-case battery cell production. Furthermore, we continued to implement measures to reduce costs and operational expenses.  Our operational expenses for this quarter were approximately $6.4 million, our lowest level in any quarter since fiscal year 2007.  In addition, our financing costs were less than $2.4 million, our lowest quarterly level since our fiscal quarter ended December 31, 2007.

In the near-term, we anticipate operating challenges due to the global financial crisis and recession, including lower market demand, which may in turn compel us to lower selling prices.  These challenges may impede the trend of increasing our revenues and gross margin. As noted above, we responded to these challenges partly by continuing to take a number of cost-cutting actions. During the second quarter, we continued to implement our aggressive cost management program announced earlier this year.  These included reductions in total headcount, work hours for hourly workers, and compensation packages for salaried employees, including senior executives. Employees were also required to take unpaid leaves and were required to take longer holiday leaves for the Chinese New Year. We suspended our steel-case cell production for January 2009 to reduce unneeded inventory and to lower our energy costs. All of these measures reduced our general and administrative operating expenses by $2.6 million for the second fiscal quarter of 2009 as compared to such expenses for the first quarter of this fiscal year. In addition, although the demand for our prismatic cells decreased during the last fiscal quarter, we believe they will still be widely needed, and we are positively seeking to increase the market share of our prismatic cells for OEM cellular phones in China.  We also plan to increase our investment in sales and marketing with regard to our cylindrical cells and polymer cells, as these markets have been significantly negatively impacted by the global financial crisis and recession. In addition, we are pursuing opportunities to raise our selling prices by penetrating high-end markets, and to further reduce the purchase costs of raw materials.

During the second quarter of fiscal year 2009, a first-tier OEM notebook computer manufacturer determined that our cylindrical lithium-ion cells met their stringent performance and reliability requirements, and accepted us into its approved vendor list. From a long-term perspective, we believe that our investment in building our first-tier OEM capabilities and increasing our production capacity will ultimately improve our profitability and competitiveness as increased volume of sales to first-tier OEM manufacturers of notebook computers and other applications absorb the higher fixed overhead costs of the investment in applicable equipment and infrastructure. Also, our Tianjin facility received positive market feedback to samples of its lithium-phosphate high-power cells, used in electric bicycles, power tools, uninterruptible power supplies, and other applications. We believe that we will generate additional revenue and increase market share as we gradually increase our high-power cells production.

To help us finance and expand our operations, we have access to $202.7 million in short-term credit facilities and $55.6 million in long-term credit facilities.  As of March 31, 2009, the principal outstanding amounts under our credit facilities included short-term bank loans of $117.1 million, long-term bank loans of $16.1 million maturing within one year and long-term bank loans of $39.5 million maturing in over one year, and bills payable of $10.6 million, leaving $75.0 million of short-term funds available for additional cash needs.  In addition, on July 10, 2008, our $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we raised $16.0 million in gross revenue from common stock purchases and issued common stock warrants exercisable for up to $16.0 million in additional gross proceeds.  We may raise up to an additional $44.0 million in gross proceeds from future equity financings under this shelf registration statement.

Our Business

We are one of the largest manufacturers of lithium-ion battery cells in the world, as measured by production output. We produce battery cells that are the principal component of rechargeable batteries commonly used to power the following applications:

•	cellular phones—customer segments include OEM customers and replacement battery manufacturers;

•	notebook computers;

•	portable consumer electronics, such as digital cameras, portable media players, portable gaming devices, and personal digital assistants, or PDAs; and

•	other applications, such as cordless power tools, mining lamps, light electric vehicles, uninterruptible power supplies, and hybrid electric vehicles.

Historically, we have primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and the OEM market.  We conduct all of our operations in China, in close proximity to China’s electronics manufacturing base and its rapidly growing market, and have distribution offices in Taiwan, India, Germany, and the United States where our sales representatives market and sell our products and also provide after-sale service.  Our products are packed into batteries by third-party battery pack manufacturers in accordance with the specifications of manufacturers of portable electronic applications.  At the request of our customers that order prismatic battery packs, we also engage battery pack manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers both for the replacement and OEM markets.

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

Research and Development Expenses.  Research and development expenses are primarily comprised of remuneration for R&D staff, share-based compensation, depreciation and maintenance expenses relating to R&D equipment, and R&D material costs.

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

Government Grant Income / Other Income / Other Expenses.  Government grant income consists of grant funds from the government of Shenzhen in China to subsidize certain activities considered beneficial to the Shenzhen area’s economic or social growth. Discussion regarding the reasons for these grants as to particular periods is provided below.  No present or future obligation arises from the receipt of such grants.

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

Shenzhen BAK and BAK Electronics are both registered and operate in Shenzhen, the PRC, and are each recognized as “Manufacturing Enterprise Located in Special Economic Zone.”  As a result, they have been entitled to a preferential income tax rate of 15%.  In accordance with the relevant income tax laws, the profits of Shenzhen BAK and BAK Electronics were fully exempted from income tax for two years from the first profitable calendar year of operations after offset of accumulated tax losses, followed by a 50% exemption for the immediate next three calendar years, or the Tax Holiday.

The Tax Holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006.  In addition, due to our qualified capital contributions to Shenzhen BAK in both 2005 and 2006 and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007 and 2008, Shenzhen BAK was granted a preferential income tax rate of 3.309%, 3.82%, 7.5%, and 11.8% for calendar years 2005, 2006, 2007, and 2008, respectively. In accordance with the transition period of the new corporate income tax law, or the New CIT Law, described below, Shenzhen BAK’s income tax rate for calendar years 2009, 2010 and 2011 is expected to be 20%, 22%, and 24%, respectively, before the application of any applicable tax preferences. Starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

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

Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $50,000 for the six months ended March 31, 2009, or $0.0009 per basic share, pursuant to the preferential tax treatment described above and the transition period of the New CIT Law described below.

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

Our effective tax expense rate was 0.5% for the six months ended March 31, 2009 and our effective tax benefit rate was 0.3% for the six months ended March 31, 2008.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.  All amounts, other than percentages, are in thousands of U.S. dollars.

	Three Months Ended March 31,
	2009	2008	$ Change	% Change

Statement of operations data:

Net revenues	$40,814	$51,336	$(10,522)	(20.5)

Cost of revenues	37,792	47,421	(9,629)	(20.3)

Gross profit	3,022	3,915	(893)	(22.8)

Operating expenses:
Research and development expenses	1,125	1,390	(265)	(19.1)
Sales and marketing expenses	1,154	1,403	(249)	(17.7)
General and administrative expenses	4,115	4,823	(708)	(14.7)

Total operating expenses	6,394	7,616	(1,222)	(16.0)

Operating loss	(3,372)	(3,701)	329	(8.9)

Finance costs, net	2,364	2,418	(54)	(2.2)

Government grant income	68	137	(69)	(50.4)

Other income / (expenses)	157	(82)	239	(291.5)

Income tax expense	211	119	92	77.3

Net loss	$(5,722)	$(6,183)	$462	(7.5)

Net Revenues.  Net revenues decreased to $40.8 million for the three months ended March 31, 2009 as compared to $51.3 million for the same period of the prior year, a decrease of $10.5 million or 20.5%.  Our net revenues were smaller for the three months ended March 31, 2009 than for the same period of the prior year in part because of decreased customer orders as the global financial crisis and recession adversely affected many of the markets that our customers serve. The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Prismatic cells
Aluminum-case cells	$23,317	$30,280
Steel-case cells	1,466	5,878
Battery packs	4,712	6,572
Cylindrical cells	9,223	6,709
Lithium polymer cells	2,066	1,897
High-power lithium-phosphate cells	30	-
Total	$40,814	$51,336

•
Net revenues from sales of aluminum-case cells decreased to $23.3 million in the three months ended March 31, 2009, from $30.3 million in the same period in fiscal year 2008, a decrease of $7.0 million or 23.0%, resulting from a decrease in sales volume of 26.6% driven by decreased sales to the OEM market in the PRC due to reduced customer demand and the global financial crisis and recession.

•
Net revenues from sales of steel-case cells decreased $4.4 million or 75.1% to $1.5 million in the three months ended March 31, 2009, from $5.9 million in the same period in fiscal year 2008. This revenue decrease was due to a decrease in sales volume of 73.2%, which was primarily attributable to our long-term strategic reduction, and suspension in January 2009, of steel-case cell production which was implemented in order to increase our aluminum-case cell production capacity for the OEM market and to take advantage of the greater sales prospects and lower costs of aluminum-case cells. During the three months ended March 31, 2009, the price and profit margin of steel-case cells were lower than those of aluminum-case cells and market demand for aluminum-case cells was stronger than for steel-case cells. We expect that our revenue will be positively impacted by this shift.

•
Net revenues from sales of battery packs decreased to $4.7 million in the three months ended March 31, 2009, from $6.6 million in the same period in fiscal year 2008, a decrease of $1.9 million or 28.3%.  This resulted from a decrease in sales volume of 22.0% and a decrease in our average selling price of 8.0% driven by decreased sales to the OEM market in the PRC and customer pricing pressure due to the global financial crisis and recession.

•
Net revenues from sales of cylindrical cells increased to $9.2 million in the three months ended March 31, 2009, from $6.7 million in the same period in fiscal year 2008, an increase of $2.5 million or 37.5%, due to increased sales volume of 38.0% driven by increased sales to laptop manufacturers.

•
We sold $2.1 million of lithium polymer cells in the three months ended March 31, 2009, compared to $1.9 million of lithium polymer cells in the same period in fiscal year 2008, driven by our expanded production capacity and volume.

•
We also sold approximately $30,000 of high-power lithium-phosphate cells in the three months ended March 31, 2009, as compared to no sales of this battery cell type in the same period of fiscal year 2008, due to our sale of sample products used in electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues.  Cost of revenues decreased to $37.8 million for the three months ended March 31, 2009, as compared to $47.4 million for the same period in fiscal year 2008, a decrease of $9.6 million or 20.3%. The decrease in cost of revenues correlates to a decrease in sales volume over the three months ended March 31, 2009.

As a result, gross profit for the three months ended March 31, 2009 was $3.0 million or 7.4% of net revenues as compared to gross profit of $3.9 million or 7.6% of net revenues for the same period in fiscal year 2008. Our decrease in gross profit as a percentage of net revenues was primarily due to the greater proportion of sales of lithium polymer cells with lower gross margin during the three months ended March 31, 2009.

Research and Development Costs.  Research and development costs decreased to $1.1 million for the three months ended March 31, 2009, as compared to $1.4 million for the same period in fiscal year 2008, a decrease of $265,000 or 19.1%, due to a number of decreases in R&D-related costs over the three months ended March 31, 2009. Salaries related to R&D staff decreased by $29,000 primarily due to reduction in headcount. Share-based compensation included in R&D costs decreased by $159,000 due to amortization of stock option grants to employees in our R&D department. Depreciation charges decreased by $64,000 and research materials charges decreased by $83,000, mainly due to the reduction in work hours during the three months ended March 31, 2009.

Sales and Marketing Expenses.  Sales and marketing expenses decreased to $1.2 million for the three months ended March 31, 2009, as compared to $1.4 million for the same period in fiscal year 2008, a decrease of $249,000 or 17.7%, primarily due to decreased compensation of $100,000 for sales and marketing personnel and reduced packaging expenses of $134,000 which fell in line with decreased sales. Share-based compensation included in sales and marketing expenses decreased by $36,000 due to amortization of stock option grants to employees in our sales department.  As a percentage of net revenues, sales and marketing expenses increased marginally to 2.8% for the three months ended March 31, 2009, from 2.7% for the same period in fiscal year 2008, due to the decrease in revenues from sales offset by lower overall sales expenses.

General and Administrative Expenses.  General and administrative expenses decreased to $4.1 million, or 10.1% of revenues, for the three months ended March 31, 2009, as compared to $4.8 million, or 9.4% of revenues, for the same period in fiscal year 2008, a decrease of $708,000 or 14.7%. Share-based compensation included in general and marketing expenses increased by $144,000 due to amortization of stock option grants to employees in our general administration department.  Bad debt expenses increased by $809,000 due to the provision charged after we had assessed the collection of accounts receivables from customers during the three months ended March 31, 2009. We also recognized an exchange loss of $52,000 for the three months ended March 31, 2009, compared with $771,000 for the same period in fiscal year 2008, a decrease of $719,000 or 93.3%.

We did not recognize in general and administrative expenses any amount for liquidated damages for the three months ended March 31, 2009.  We were liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in relation to a private placement that we conducted in November 2007. The SEC did not declare this registration statement effective by a certain date, and under the November 2007 registration rights agreement, the included selling shareholders became eligible for liquidated damages of $293,475 as of March 31, 2008. Please see Part II, Item 1. “Legal Proceedings — Liquidated Damages Pursuant to November 2007 Registration Rights Agreement” for a further description of these liquidated damages. We therefore recognized in general and administrative expenses an amount of $293,475 for the liquidated damages for the three months ended March 31, 2008.

Operating Loss.  As a result of the above, operating loss totaled $3.4 million for the three months ended March 31, 2009, as compared to $3.7 million for the same period of the prior year, a decrease of $329,000 or 8.9%.

Finance Costs, Net.  Finance costs, net, decreased to $2.3 million for the three months ended March 31, 2009, as compared to $2.4 million for the same period of the prior fiscal year, a decrease of $54,000 or 2.2%. We have $117.1 million in short-term bank loans maturing in less than one year, $16.1 million in long-term bank loans maturing within one year, and $39.5 million in other long-term bank loans maturing in more than one year, outstanding as of March 31, 2009, as compared to $116.8 million in short-term bank loans maturing in less than one year, $8.5 million in long-term bank loans maturing within one year, and $31.3 million in other long-term bank loans maturing in more than one year, outstanding as of March 31, 2008. The decrease in net finance costs is mainly attributable to a significant decrease in the average bank loan interest rates on both our short-term and long-term bank loans.

Government Grant Income.  We had deferred revenue from government grant income of $68,000 for the three-month period ended March 31, 2009, as compared to government grant income of $137,000 for the same period of the prior fiscal year. The government grant income for the three months ended March 31, 2009 mainly consisted of subsidies to pay for the land use rights to our corporate campus at BAK Industrial Park. Government grant income for the three months ended March 31, 2008 mainly represented the receipt of grant funds from the Chinese government to subsidize the interest expenses incurred by the Company in prior years for research and development activities and to refund the value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high-technology enterprise.

Income Tax Expenses.  Income tax expenses were $211,000 for the three months ended March 31, 2009, as compared to income tax expenses of $119,000 for the same period of 2008. The change was the result of deferred tax provision during the quarter ended March 31, 2009.

Net Loss.  As a result of the foregoing, we had a net loss of $5.7 million for the three months ended March 31, 2009 compared to $6.2 million for the same period of 2008.

Comparison of Six Months Ended March 31, 2009 and March 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.  All amounts, other than percentages, are in thousands of U.S. dollars.

	Six Months Ended March 31,
	2009	2008	$ Change	% Change

Statement of operations data:

Net Revenues	$108,904	$104,123	$4,781	4.6

Cost of revenues	95,289	93,103	2,186	2.3

Gross profit	13,615	11,020	2,595	23.5

Operating expenses:
Research and development expenses	2,542	2,709	(167)	(6.2)
Sales and marketing expenses	2,754	2,751	3	0.1
General and administrative expenses	10,875	9,061	1,814	20.0

Total operating expenses	16,171	14,521	1,650	11.4

Operating loss	(2,556)	(3,501)	945	(27.0)

Finance costs, net	5,204	4,642	562	12.1

Government grant income	171	1,039	(868)	(83.5)

Other expenses / (income)	(164)	40	(204)	(510.0)

Income tax expense / (benefit)	35	(20)	55	(275.0)

Net loss	$(7,460)	$(7,124)	$(336)	4.7

Net Revenues.  Net revenues increased to $108.9 million for the six months ended March 31, 2009, as compared to $104.1 million for same period of the prior fiscal year, an increase of $4.8 million or 4.6%.  Our net revenues were greater for the six months ended March 31, 2009 than for the same period of the prior year in part because of increased shipments as we expanded our production capacity to meet increased customer orders for our products.  However, the global financial crisis and recession slowed the growth of our net revenues due to its adverse effect on many of the markets that our customers serve.  The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Six Months Ended March 31,
	2009	2008
	(in thousands)
Prismatic cells
Aluminum-case cells	60,599	60,340
Steel-case cells	$4,558	$15,635
Battery packs	10,120	11,572
Cylindrical cells	27,607	9,278
Lithium polymer cells	5,990	7,298
High-power lithium-phosphate cells	30	-
Total	$108,904	$104,123

•
Net revenues from sales of aluminum-case cells increased to $60.6 million in the six months ended March 31, 2009, from $60.3 million in the same period in fiscal year 2008, an increase of $259,000 or 0.4%, due to a 12.3%increase in the average selling price resulting from a change in the type of the aluminum-case cells sold, offset by a 10.6% decrease in sales volume driven by decreased sales to the OEM market in the PRC resulting from the global financial crisis and recession.

•
Net revenues from sales of steel-case cells decreased to $4.6 million in the six months ended March 31, 2009, from $15.6 million in the same period in fiscal year 2008, a decrease of $11.1 million or 70.8%.This decrease was due to reduced sales volume of 74.1%, which was primarily attributable to our long-term strategic reduction, and suspension in January 2009, of steel-case cell production which was designed to increase our production capacity of aluminum-case cells for sale to the OEM market and to take advantage of the greater sales prospects and lower costs of aluminum-case cells. During the six months ended March 31, 2009, the price and profit margin of steel-case cells were lower than those of aluminum-case cells and market demand for aluminum-case cells was stronger than for steel-case cells. As a result, we suspended our production of steel-case cells in January 2009. We expect that our revenue will be positively impacted by this shift.

•
Net revenues from sales of battery packs decreased to $10.1 million in the six months ended March 31, 2009, from $11.6 million in the same period in fiscal year 2008, a decrease of $1.4 million or 12.5%, due to a decrease in sales volume of 14.0% and only a slight increase in our average selling price of 1.7% driven by decreased sales to customers in the OEM market in the PRC which have been hurt by the global financial crisis and recession.

•
Net revenues from sales of cylindrical cells increased to $27.6 million in the six months ended March 31, 2009, from $9.3 million in the same period in fiscal year 2008, an increase of $18.3 million or 197.6%, due to an increase in sales volume of 160.0% and an increase in our average selling price of 14.4% driven by increased export sales.

•
We sold $6.0 million of lithium polymer cells in the six months ended March 31, 2009, compared to $7.3 million of lithium polymer cells in the same period in 2008, due to a decrease of 27.3% in sales volume offset by an increase of 12.9% in our average selling price as a result of a decline in market demand relating to the global financial crisis and recession.

•
We also sold approximately $30,000 of high-power lithium-phosphate cells in the six months ended March 31, 2009, as compared to no sales of this battery cell type in the same period of fiscal year 2008, due to our sale of samples used in electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues.  Cost of revenues increased to $95.3 million for the six months ended March 31, 2009, as compared to $93.1 million for the same period in fiscal year 2008, an increase of $2.2 million or 2.3%. The increase of cost of revenues was mainly due to the significant increase in the sales of cylindrical cells to customers in the laptop market over the six months ended March 31, 2009.

As a result, gross profit for the six months ended March 31, 2009, was $13.6 million or 12.5% of net revenues as compared to gross profit of $11.0 million or 10.6% of net revenues for the same period in fiscal year 2008. The increase in gross profit as a percentage of net revenues was mainly due to a significant increase in the sales of cylindrical cells to customers in the laptop market, and an increase in our average selling price, which together generated a higher gross margin, during the six months ended March 31, 2009.

Research and Development Costs.  Research and development costs decreased to $2.5 million for the six months ended March 31, 2009, as compared to $2.7 million for the same period in fiscal year 2008, a decrease of $167,000 or 6.2%, due to a number of decreases in R&D-related costs over the six months ended March 31, 2009. Share-based compensation included in R&D costs decreased by $257,000 due to amortization of stock option grants to employees in our R&D department. Depreciation charges decreased by $32,000 and research materials charges decreased by $108,000, mainly due to the reduction in work hours during the six months ended March 31, 2009. Salaries related to R&D staff increased by $163,000, primarily due to additional compensation charges from severance packages relating to reduction of headcount.

Sales and Marketing Expenses.  Sales and marketing expenses increased to $2,754,000 for the six months ended March 31, 2009, as compared to $2,751,000 for the same period in fiscal year 2008, a slight increase of $3,000 or 0.1%. Share-based compensation included in sales and marketing expenses decreased by $110,000 due to amortization of stock option grants to employees in our sales department. As a percentage of net revenues, sales and marketing expenses have decreased to 2.5% for the six months ended March 31, 2009, from 2.6% for the same period in fiscal year 2008, due to slightly increased revenues from sales.

General and Administrative Expenses.  General and administrative expenses increased to $10.9 million, or 10.0% of revenues, for the six months ended March 31, 2009, as compared to $9.1 million, or 8.7% of revenues, for the same period in fiscal year 2008, an increase of $1.8 million or 20.0%.Share-based compensation included in general and marketing expenses increased by $343,000 due to amortization of stock option grants to employees in our general administration department. Bad debt expenses increased by $1.9 million due to the provision charged in line with increased sales after we had assessed the collection of accounts receivables from customers during the six months ended March 31, 2009. We recognized exchange loss of $755,000 for the six months ended March 31, 2009, compared with $771,000 for the same period in fiscal year 2008.

During the six months ended March 31, 2009, we incurred liability for liquidated damages to a shareholder whose shares were required to be included in an effective resale registration statement on Form S-3 by a certain date pursuant to a registration rights agreement that we entered into with this shareholder and certain other investors in relation to a private placement that we closed in November 2007. The SEC did not declare this registration statement effective by the necessary date, and we therefore became liable for liquidated damages to this shareholder and the other investors in this offering, as disclosed in our previous reports.  As of March 31, 2009, we believe that we were not liable for any liquidated damages relating to the November 2007 registration rights agreement.  The above-referenced shareholder waived any claim to liquidated damages during the fiscal quarter ended December 31, 2008.  The other investors who had been party to the November 2007 registration rights agreement, or affiliates under their control, had received shares of our common stock in a subsequent offering at prices that had been discounted by the full amounts that were owed to them. Please see Part II, Item 1. “Legal Proceedings — Liquidated Damages Pursuant to November 2007 Registration Rights Agreement” for a further description of these liquidated damages. We therefore did not recognize in general and administrative expenses any amount for liquidated damages for the six months ended March 31, 2009, whereas we recognized liquidated damages of $293,475 as of March 31, 2008 with respect to the investors in the November 2007 private placement.

Operating Loss.  As a result of the above, operating loss totaled $2.6 million for the six months ended March 31, 2009, as compared to operating loss of $3.5 million for the same period of the prior fiscal year, a decrease of $945,000 or 27.0%.

Finance Costs, Net.  Finance costs, net, increased to $5.2 million for the six months ended March 31, 2009, as compared to $4.6 million for the same period of the prior fiscal year, an increase of $562,000 or 12.1%.We have $117.1 million in short-term bank loans maturing in less than one year, $16.1 million in long-term bank loans maturing within one year, and $39.5 million in other long-term bank loans maturing in more than one year, outstanding as of March 31, 2009, as compared to $116.8 million in short-term bank loans maturing in less than one year, $8.5 million in long-term bank loans maturing within one year, and $31.3 million in other long-term bank loans maturing in more than one year, outstanding as of March 31, 2008. The increase in net finance costs is mainly attributable to a decrease in the average bank loan interest rates on both our short-term and long-term bank loans during the six months ended March 31, 2009 and the increase in the outstanding principal amounts of both our short-term and long-term bank loans.

Government Grant Income / Other Income / (Other Expenses).  Government grant income was $171,000 for the six months ended March 31, 2009, as compared to government grant income of $1.0 million for the same period of fiscal year 2008. Government grant income for the six months ended March 31, 2009 mainly consisted of government grant funds which subsidized our interest expenses in prior years for research and development activities and to refund the value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high-technology enterprise. Government grant income for the six months ended March 31, 2008 mainly consisted of government grant funds which subsidized our interest expenses incurred in prior years for research and development activities and to refund the value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high-technology enterprise. No present or future obligation will arise from the receipt of such income.

Income Tax Expenses / (Benefit).  Income tax expenses were $35,000 for the six months ended March 31, 2009, as compared to income tax benefit of $20,000 for the same period of fiscal year 2008. The change was the result of deferred tax provision during the six months ended March 31, 2009.

Net Loss. As a result of the foregoing, we had a net loss of $7.5 million for the six months ended March 31, 2009, as compared to $7.1 million for the same period in 2008.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including equity financings through the sale of our stock, short-term bank loans, long-term bank loans and bills payable under bank credit agreements, and sale of bills receivable.  As of March 31, 2009, we had cash and cash equivalents of $25.4 million, as compared to $35.7 million as of September 30, 2008.  In addition, we had pledged deposits amounting to $11.9 million and $4.4 million as of March 31, 2009 and September 30, 2008, respectively.  Typically, our banks require their borrowers to maintain deposits of approximately 20% to 100% of the outstanding loan balances and bills payable.  The individual bank loans have maturities ranging from one to twelve months which coincides with the periods the cash remains pledged to the banks.

We had access to $202.7 million in short-term credit facilities and $55.6 million in long-term credit facilities as of March 31, 2009. As of March 31, 2009, the principal outstanding amounts under our credit facilities included short-term bank loans of $117.1 million, long-term bank loans of $16.1 million maturing within one year, and long-term bank loans of $39.5 million maturing in over one year, and bills payable of $10.6 million, leaving $75.0 million of short-term funds available for additional cash needs. In addition, on July 10, 2008, our $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we raised $16.0 million in gross revenue and issued warrants exercisable for an additional $16.0 million in gross proceeds.  We may raise up to an additional $44.0 million in gross proceeds from future equity financings under this shelf registration statement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended March 31,
	2009	2008
	(in thousands)
Net cash provided by / (used in) operating activities	$27,451	$(6,212)
Net cash used in investing activities	(33,012)	(16,320)
Net cash (used in) / provided by financing activities	(4,571)	42,128
Effect of exchange rate changes on cash and cash equivalents	(200)	3,091
Net (decrease) / increase in cash and cash equivalents	(10,332)	22,687
Cash and cash equivalents at the beginning of period	35,706	14,196
Cash and cash equivalents at the end of period	25,374	36,883

Operating Activities

Net cash provided by operating activities was $27.5 million in the six months ended March 31, 2009, compared to $6.2 million of net cash used in operating activities in the same period in fiscal year 2008. The increase of $33.7 million in operating activities was mainly attributable to better control of trade account receivables collection.

Investing Activities

Net cash used in investing activities increased from $16.3 million in the six months ended March 31, 2008, to $33.0 million in the same period in fiscal year 2009. The net cash used in investing activities during the period ended March 31, 2009, was mainly used for procurement of machinery and equipment for two additional cylindrical cell lines and an additional automated prismatic cell production line.

Financing Activities

Net cash used in financing activities was $4.6 million in the six months ended March 31, 2009, compared to net cash provided by financing activities of $42.1 million in the same period in 2008. This was mainly attributable to (i) net proceeds of $12.8 million from a private placement of our common stock completed in November 2007, (ii) a $1.2 million increase in net proceeds from our issuance of capital stock pursuant to exercises of certain stock options issued on May 16, 2005 in the six months ended March 31, 2008, (iii) a $7.5 million increase in cash deposits at banks as collateral in the six months ended March 31, 2009, and (iv) increased borrowings, net of repayments, of $25.2 million in the six months ended March 31, 2009.

As of March 31, 2009, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed (Includes bank loans and bills payable)
	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$58,534	$58,534
Shenzhen Development Bank	21,950	21,950
China CITIC Bank	21,950	17,245
Bank of China	65,851	22,958
China Everbright Bank	14,634	-
Bank of Communications	12,439	6,995
Shanghai Pudong Development Bank	7,317	35

Subtotal—short-term credit facilities	$202,675	$127,717

Long-term credit facilities:
Agricultural Bank of China	21,950	21,950
China Development Bank	10,244	10,244
Agricultural Bank of China, Tianjin Jinxin Branch	23,414	23,414

Subtotal—long-term credit facilities	$55,608	$55,608

Lines of Credit:
Agricultural Bank of China		479
Shenzhen Development Bank		3,216
China CITIC Bank		4,697
Bank of China		6,806
Agricultural Bank of China, Tianjin Jinxin Branch		208

Subtotal-lines of credit		$15,406

Total Principal Outstanding	$258,283	$198,731

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $117.1 million, long-term bank loans of $16.1 million maturing within one year and long-term bank loans of $39.5 million maturing in over one year, and bills payable of $26.1 million.

For the purpose of presentation, the effect of increases in bills payable balances is included in operating activities in the statements of cash flows.

During the three months ended March 31, 2009, we renewed two comprehensive credit facility agreements and entered into a new comprehensive credit facility agreement for total maximum loan amounts of $102.4 million, repaid eight loans totaling $45.4 million, and entered into six new short-term bank loan agreements totaling $50.5 million. The two renewed credit facilities are with Shenzhen Branch, Bank of China (“Bank of China”) and Shenzhen Branch, China CITIC Bank (“China CITIC Bank”), the new credit facility is with Shenzhen Nanshan Branch, China Everbright Bank (“China Everbright Bank”).  The six new short-term loan agreements include two loan agreements with Bank of China, totaling $22.0 million, two loan agreements with China CITIC Bank, totaling $14.6 million, one loan agreement with Agricultural Bank of China, Shenzhen Eastern Branch (“Agricultural Bank – Shenzhen Branch”), totaling $11.0 million, and one loan agreement with Shenzhen Development Bank, Longgang Branch (“Shenzhen Development Bank”), totaling $2.9 million.  The material financing terms of these loans are described below.

On January 21, 2009, we entered into a comprehensive credit facility agreement with China Everbright Bank to provide a maximum loan amount of RMB 100 million (approximately $14.7 million).  Loans may be drawn at any time from March 30, 2009 to March 30, 2010.  As of March 31, 2009, we had no outstanding loans under this facility.

On December 8, 2008, we renewed our comprehensive credit facility agreement with Shenzhen Development Bank to provide a maximum loan amount of RMB 150 million (approximately $22.0 million).  Loans may be drawn at any time over the one-year period beginning December 8, 2008 and will be due after a period ranging from 2 months to 1 year from the date each is borrowed.  This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and is also secured by $22.0 million of inventory and $34.8 million of machinery and equipment.  As of March 31, 2009, we had borrowed approximately $22.0 million under a loan agreement dated December 16, 2008 under this credit facility agreement, bearing interest of 105% of the PBOC’s benchmark rate on the date of the loan agreement and adjusted quarterly, and which is repayable on December 16, 2009.  We have since repaid approximately $2.9 million of the principal of this loan.  We borrowed approximately $2.9 million under a second loan agreement bearing a floating interest rate equal to the PBOC’s benchmark rate on March 9, 2009 and adjusted quarterly, and which matures on March 9, 2010.

On November 27, 2008, we renewed our comprehensive credit facility agreement with Agricultural Bank – Shenzhen Branch to provide a maximum loan amount of RMB 580 million (approximately $85.0 million), including RMB 400 million (approximately $58.6 million) one-year term credit facilities and RMB 180 million (approximately $26.4 million) five-year term credit facilities.  This credit facility agreement renewed a predecessor credit facility agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated June 8, 2007 and governs all loans that were subject to the predecessor agreement at the time of the renewal. New loans may be drawn under this credit facility from November 27, 2008 through November 27, 2009, with the term of the loan established at the time each new loan is drawn, except as to funds borrowed under a loan agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 23, 2006 and effective December 18, 2006, or the 2006 Loan Agreement, which may be drawn at any time within five years of December 18, 2006, and which will mature five years after such funds are drawn.  Pursuant to this credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with Agricultural Bank – Shenzhen Branch relative to such business it conducts with all financial institutions combined to be at least equal to the percentage of its indebtedness to Agricultural Bank – Shenzhen Branch relative to its indebtedness to all financial institutions combined, or the Percentages Undertaking.  The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with Agricultural Bank – Shenzhen Branch or applicable financial institutions and the amount of foreign currencies deposited with Agricultural Bank – Shenzhen Branch or applicable financial institutions.  Shenzhen BAK also undertook not to issue any dividends without the written consent of Agricultural Bank – Shenzhen Branch prior to the expiration of all loans under this credit facility (this undertaking and the Percentages Undertaking are collectively referred to as the “Undertakings”).  The obligations of Shenzhen BAK under this credit facility are guaranteed by Mr. Xiangqian Li, BAK Tianjin, and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park.  In the event that Shenzhen BAK breaches any of the Undertakings or any guarantying party breaches any of its guaranty obligations, Agricultural Bank – Shenzhen Branch may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of all loan amounts governed by this credit facility.

As of March 31, 2009, we had four outstanding short-term loans under this credit facility totaling approximately $58.5 million, carrying annual interest from 5.04% to 5.58%, adjusted quarterly.  The first loan, of approximately $22.0 million, currently carries annual interest of 5.58% and is due on December 1, 2009. The second loan, of approximately $11.0 million, currently carries annual interest at 5.58% and is due on December 14, 2009. The third loan, of approximately $14.7 million, currently carries annual interest at 5.04% and is repayable in two installments of $7.5 million on June 15, 2009, and of $7.5 million on June 17, 2009.  The fourth loan, of approximately $11.0 million, currently carries annual interest at 5.31% and is due on January 5, 2010. Each of the loan agreements specifically provide for acceleration of repayment of the loan, as well as other penalties and remedies.  As of March 31, 2009, we also had three five-year term loans totaling approximately $22.0 million under this credit facility carrying interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan, of approximately $5.9 million, currently carries annual interest of 5.832% and is due on January 25, 2012. The second loan, of approximately $11.7 million, currently carries annual interest of 6.237% and is due in three installments of approximately $2.9 million on January 25, 2010, approximately $7.3 million on January 25, 2011, and approximately $1.5 million on January 25, 2012, respectively. The third loan, originally totaling approximately $8.8 million, currently carries annual interest of 7.65% and was structured to be repaid in two installments. The first installment of approximately $4.4 million was due on January 25, 2009, and was repaid on January 20, 2009. The second installment of approximately $4.4 million is due on January 25, 2010. These five-year term loans are specifically: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $42.3 million as of March 31, 2009; and (iii) secured by the property ownership and land use rights certificates with an aggregate net book value of $103.3 million as of March 31, 2009 in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used at the campus subsequent to such construction.

On May 26, 2008, we entered into a four-year, long-term loan agreement of RMB 160 million (approximately $23.5 million) with Agricultural Bank of China, Tianjin Branch, or Agricultural Bank – Tianjin Branch.  This loan agreement is secured by any machinery and equipment purchased for the automated high-power lithium-phosphate cells production line at our Tianjin facility.  As of March 31, 2009, we had borrowed $23.4 million under this Loan Agreement, payable in four installments: (i) RMB 30 million (approximately $4.4 million) on December 26, 2009; (ii) RMB 30 million (approximately $4.4 million) on December 26, 2010; (iii) RMB 50 million (approximately $7.3 million) on December 26, 2011; and (iv) RMB 50 million (approximately $7.4 million) on May 26, 2012.

On February 13, 2009, we renewed a credit facility with China CITIC Bank.  This credit facility was guaranteed by BAK International and Mr. Xiangqian Li.  We were permitted to borrow up to RMB 150 million ($22.0 million) under this credit facility, which matured on February 12, 2010. During the fiscal quarter ended March 31, 2009, we had borrowed $14.6 million under two loans at the fixed annual interest rate of 5.31% and $2.6 million of notes payable under this credit facility totaling approximately $17.2 million.  The first loan, of approximately $7.3 million is repayable on February 25, 2010.  The second loan, of approximately $7.3 million is repayable on March 6, 2010.

On March 24, 2008, we entered into a comprehensive credit facility agreement with Shenzhen Branch, Industrial Bank, or Industrial Bank.  This credit facility is guaranteed by Mr. Xiangqian Li.  We were permitted to borrow up to RMB 62.5 million (approximately $9.2 million) under this credit facility, which matured on March 25, 2009.  During the quarter ended March 31, 2009, we had $7.3 million in borrowings under this credit facility, at the annual interest rate of 6.225% as of its maturity date, March 25, 2009.  We repaid this loan on its maturity date. As of March 31, 2009, we had no outstanding loans under this facility.

On March 4, 2009, we renewed our credit facility agreement with Bank of China to provide a maximum loan amount of RMB 450 million (approximately $66.0 million). This credit facility was guaranteed by BAK International and Mr. Xiangqian Li, and is also secured by machinery and equipment with carrying values of approximately $35.8 million as of March 31, 2009. As of March 31, 2009, we had borrowed $22.0 million under two loans carrying annual interest of 5.31% and $1.0 million of notes payable under this credit facility agreement. The first loan, of approximately $14.6 million, is repayable on March 13, 2010. The second loan, of approximately $7.4 million, matures on March 30, 2010.

On December 26, 2006, we entered into a four-year long-term loan agreement of RMB 100 million (approximately $14.6 million) with Shenzhen Branch, China Development Bank, or China Development Bank. The long-term loan is or was repayable in three installments as follows: RMB 30 million (approximately $4.4 million) on November 20, 2008, which has been repaid; RMB 30 million (approximately $4.4 million) on November 20, 2009; and RMB 40 million (approximately $5.9 million) on December 26, 2010.  The long-term loan carries an annual interest rate of 5.76%.  The long-term loan is secured by Shenzhen BAK’s pledge of its new Research and Development Test Centre, which is to be constructed in Shenzhen, China.  We have committed to pledge the property ownership and land use rights certificates relating to this property as security after the requisite government approval is obtained, pursuant to the loan agreement.  According to the property ownership and land use rights certificate that we obtained in relation to this facility, such land may not be pledged without the approval of the relevant government office.  As of March 31, 2009, we had not obtained the requisite approval, and were in the process of negotiating with the relevant government bureau for such approval.  For further discussion regarding the status of property ownership rights relating to this facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”.  The obligations of Shenzhen BAK under the loan agreement are guaranteed by Mr. Xiangqian Li.  We had borrowed $10.2 million under this loan agreement as of March 31, 2009.

We had negative working capital of $38.0 million as of March 31, 2009, as compared to working capital of $3.2 million as of September 30, 2008, an increase in negative working capital of $34.8 million. This increase was primarily attributable to longer credit terms we obtained from our suppliers and an increase in short-term bank loans and long-term bank loans maturing within one year.  We had short-term bank loans maturing in less than one year of $117.1 million and long-term bank loans maturing within one year of $16.1million as of March 31, 2009, or a total of $133.2 million of loans maturing within one year, as compared to a total of $114.4 million of such loans as of September 30, 2008, an increase of $18.8 million.  We had long-term bank loans maturing in over one year of $39.5 million as of March 31, 2009, as compared to $55.7 million of such loans as of September 30, 2008, a decrease of $16.2 million.

We believe that our current cash and cash equivalents, access to capital through our bank loans, and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash and amount available under existing credit facilities is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from lending institutions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current stockholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our stockholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Capital Expenditures

We made capital expenditures of $33.0 million and $16.3 million in the six months ended March 31, 2009 and 2008, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construction of new factories in Tianjin, China.

The following table sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Six Months ended March 31,
	2009	2008
	(in thousands)
Construction costs	$5,283	$5,602
Lease payments	$1,077	$21
Purchase of equipment	$26,653	$10,697

Total capital expenditures	$33,013	$16,320

We estimate that our total capital expenditures in fiscal year 2009 will reach approximately $41.1 million, primarily to purchase manufacturing equipment for the expansion of our production lines and construction of new factories in Tianjin, and for the construction of our new Research and Development Test Centre at our Shenzhen facility.

We have completed construction of and put into use facilities measuring 218,178 square meters comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls and administrative offices at the BAK Industrial Park facility in Shenzhen. Of that space, approximately 120,000 square meters are manufacturing facilities.

We have also completed the construction of and put into use 17,867 square meters of manufacturing facilities in Tianjin.  We are currently constructing 39,996 square meters of manufacturing and related facilities in Tianjin. Our Tianjin plant houses our lithium-phosphate battery cell research and production facilities. The primary reasons for our continuing investments in the facilities in Tianjin are to realize the benefits of our prior investment in these facilities, to position the Company to capitalize on our knowledge of and experience with established markets for lithium-phosphate technology, such as electric bicycles, cordless power tools and mining lamps, and to penetrate emerging consuming markets for this technology, such as light electric vehicles and hybrid electric vehicles. The first trial shipment of its lithium-phosphate cells was used in electric bicycles, cordless power tools, uninterruptible power supplies and mining lamps. We expect interest in light electric vehicles and hybrid electric vehicles to increase demand for our rechargeable lithium-based batteries substantially. We have been engaged in the research and development of lithium-phosphate cells specifically for use in light electric vehicles and hybrid electric vehicles. As indicated above, our Tianjin facility is the nexus for all such research and development.

At present, we have no significant payment obligations related to either our BAK Industrial Park or Tianjin facilities.

According to the relevant PRC laws and regulations, a land use rights certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced.  A property ownership certificate will be granted by the government upon application under the condition that the land use rights certificate and requisite government approvals are obtained.  We recently obtained the land use rights certificate to the tract of property on which we have constructed and on which we plan further construction of our manufacturing facilities and other related facilities at BAK Industrial Park in Shenzhen, China.  While we have been constructing and have completed a substantial part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, we understand it did not have the authority to grant us the land use rights certificate.  However, the Company obtained approval for project planning and construction from the government of Shenzhen on June 20, 2007. Under an agreement with the government of Shenzhen for the acquisition of the land use rights to BAK Industrial Park dated June 29, 2007, effective June 2008, the government agreed to provide us with the land use rights certificate relating to BAK Industrial Park on the condition that the Company would pay it an additional $11,819,841.  According to a notice received from the government of Shenzhen on June 6, 2008, the Company obtained government grants totaling $7,889,991 to subsidize this additional payment.  As of March 31, 2009, the Company had fully paid the remaining cost of $3,929,850 and had obtained the land use rights certificate for BAK Industrial Park.

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

We may not insure our manufacturing facilities in Tianjin or our new Research and Development Test Centre to be constructed in Shenzhen, China, until we obtain the required property ownership and land use rights certificates.  Upon receipt of such certificates, we intend to procure such insurance.  As discussed below, we have obtained the land use rights to the land relating to these facilities.  The application for a property ownership certificate is in process with respect to our facilities at Tianjin (see discussion regarding our Research and Development Test Centre below).

As of March 31, 2009, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our facility in Tianjin, China.  As of March 31, 2009, we had obtained the relevant land use rights certificate to this facility, and were in the process of obtaining the relevant property ownership certificate to this facility. Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had requested that we complete construction of the Tianjin facility before September 30, 2008. As of March 31, 2009, we had not done so, and were in the process of negotiating with the relevant government bureau for the extension of the completion date.

As of March 31, 2009, we had paid the lease prepayment amount of $1.2 million for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China.  As of March 31, 2009, we had obtained a land use rights certificate relating to this facility.  Pursuant to the land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008.  As of March 31, 2009, we had not done so, and were in the process of negotiating with the relevant government bureau for the extension of the completion date. In addition, according to the land use rights certificate, such rights may not be pledged without the approval of the relevant government office.  We are required to pledge our property ownership and land use rights certificates in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it.  As of March 31, 2009, we were in the process of negotiating with the relevant government bureau for the requisite approval. In addition, the so-named “property ownership and land use rights certificate” that we were issued relating to this facility lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights.  As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will grant us a certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures.

Contractual Obligations and Commercial Commitments

Please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” in the 2008 Form 10-K for a discussion of our contractual obligations and commercial commitments as of September 30, 2008.  There were no material changes outside the ordinary course of our business in our contractual obligations and commercial commitments for the quarter ended March 31, 2009.

Off-Balance Sheet Transactions

In the ordinary course of business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related to or unrelated to us.  Conversely, our debt with lenders may also be guaranteed by other parties which may be related or unrelated to us.

Under U.S. GAAP, these transactions may not be recorded on our balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction.  Our primary off-balance sheet arrangements would result from our loan guaranties in which Shenzhen BAK, BAK International, BAK Tianjin, and/or Mr. Xiangqian Li, our director, Chairman, President, and Chief Executive Officer, would provide contractual assurance of the debt, or guarantee the timely re-payment of principal and interest of the guaranteed party.  Neither Shenzhen BAK, BAK International, BAK Tianjin, nor Mr. Xiangqian Li received, nor is entitled to receive, any consideration for the above-referenced guarantees, and we are not independently obligated to indemnify any of those guarantors for any amounts paid by them pursuant to any guarantee.

Typically, no fees are received for this service. Thus, in those transactions, Shenzhen BAK, BAK International, BAK Tianjin, or Mr. Xiangqian Li, as applicable, would have a contingent obligation related to the guarantee of payment in the event the underlying loan is in default.

Transactions described above require accounting treatment under Financial Accounting Standards Board, or FASB, Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements.  Therefore, no liabilities in respect of the guarantees were recognized as of March 31, 2009. As of March 31, 2009, we provided a guarantee for a non-related party, Nanjing Special Metal Equipment Co., Ltd., of one-year short-term bank loans with Evergrowing Bank with a maturity of August 6, 2010.  We also provided the guarantees for four other non-related parties, Hunan Reshine New Material Ltd, Shenzhen Tongli Hi-tech Co. Ltd., Shenzhen B&G Technology Development Co. Ltd., and Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd.  The maximum amount of our exposure for these guarantees was $16.8 million both at March 31, 2009 and September 30, 2008.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment.  As of March 31, 2009 and September 30, 2008, the carrying amount of property, plant and equipment, net was $215.1 million and $195.4 million, respectively.  We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets.  If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses.  We review outstanding account balances individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of March 31, 2009 and September 30, 2008, we had not charged off any balances as we had yet to exhaust all means of collection.

Stock-Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, or SFAS 123R, which requires the use of the fair value method of accounting for share-based compensation.  Under the fair value-based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  SFAS 123R also requires measurement of cost of a liability-classified award based on its current fair value.  The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date.  Change in fair value during the requisite service period will be recognized as compensation cost over that period.

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

Pursuant to SFAS 123R, we have recognized compensation costs of $1.5 million in relation to stock-based awards to our employees and non-employee directors in the six months ended March 31, 2009, as an increase in both the operating costs and shareholder’s equity.

Changes in Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute.  The standard does not require any new fair value measurements.  SFAS No. 157 applies to our financial statements starting in our fiscal year beginning October 1, 2008.  The adoption of SFAS No. 157 has no material impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations,” or SFAS No. 141.  SFAS No. 141 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will apply to us starting in our fiscal year beginning October 1, 2009.  Our management is in the process of evaluating the impact SFAS No. 141 will have on our financial statements upon adoption.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, or FSP FAS 157-1. FSP FAS 157-1 provides a scope exception from SFAS No. 157 for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. We adopted FSP FAS 157-1 effective October 1, 2008. Accordingly, the provisions of SFAS No. 157 will not be applied to lease transactions under SFAS 13 except when applying SFAS No. 157 to business combinations recorded by us.

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” or “FSP FAS 157-2,” which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 will become effective for us on October 1, 2009.  We are in the process of evaluating the impact of applying FSP FAS 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:

-
nonfinancial assets and nonfinancial liabilities that are measured at fair value in a business combination or other new basis event, except those that are remeasured at fair value in subsequent periods;

-
reporting units measured at fair value in the first step of a goodwill impairment test as described in SFAS No. 142, “Goodwill and Other Intangible Assets,” or “SFAS No.142,” and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS No. 142 goodwill impairment test, if applicable; and

-	nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

As a result of the issuance of FSP FAS 157-2, we have not applied the provisions of SFAS No. 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2 in the fiscal year ending September 30, 2009.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161.  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 is not expected to have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or “FSP FAS 142-3”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 which means that it will be effective for our fiscal year beginning October 1, 2009. Early adoption is prohibited. We are currently evaluating the impact of the adoption of FSP FAS 142-3 on our financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact of the adoption of FSP FAS 115-2 and FAS 124-2 on our financial statements.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2009	2008
Balance sheet items as of March 31	6.8336	7.0190
Amounts included in the statement of operations and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the six months ended March 31	6.8376	7.2982
Balance sheet items as of September 30	N/A	6.8183

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2009.

Please refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” for a discussion of our credit facilities and loan agreements.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2009, would decrease net income before provision for income taxes by approximately $1.7 million or 23.3% for the six months ended March 31, 2009.  Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency.  Approximately 34.5% of our revenues and 97.3% of our costs and expenses for the six months ended March 31, 2009 are denominated in RMB, with the balance denominated in U.S. dollars.  Approximately 98.7% of our assets except for cash were denominated in RMB as of March 31, 2009.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB.  If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline.  Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period.  Any resulting exchange differences are recorded in accumulated other comprehensive income or loss.  An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $98,000 based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of March 31, 2009. As of March 31, 2009, our accumulated other comprehensive income was $25.0 million.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation Risk

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Remediation Measures for Material Weaknesses

We are continuing to remediate the material weaknesses described in our 2008 Form 10-K and implemented the new measures described below in our ongoing efforts to address these internal control deficiencies.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal controls over financial reporting after March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Patent Litigation

On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against us.  We had an agreement with A123Systems, Inc., or A123Systems, which, as amended on August 18, 2005, terminated in accordance with its terms on August 30, 2007, under which we had agreed to manufacture products for A123Systems according to the specifications furnished by, and using the finished electrodes and other materials consigned by, A123Systems to us.  The plaintiffs alleged that, by manufacturing rechargeable lithium cells for A123Systems for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker Corporation, we had infringed two U.S. patents owned by and exclusively licensed to the plaintiffs.  The plaintiffs seek injunctive relief and damages in an unspecified amount.  If the court issues an adverse decision, we may be required to pay the plaintiffs substantial monetary damages, and we may be prohibited from future production of rechargeable lithium cells manufactured for A123Systems or be required to pay royalties to engage in any such production.  The court has not yet issued a decision on this matter and we are unable to quantify the extent of any possible award of damages that might become payable by us.

Liquidated Damages Pursuant to September 2005 Registration Rights Agreement

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

On August 15, 2006, the SEC declared effective a post-effective amendment we filed on August 4, 2006 to terminate the effectiveness of the resale registration statement on Form SB-2 that included the resale of the shares held by those selling shareholders.  Accordingly, as we were no longer eligible to file on Form SB-2, we were required to file an additional registration statement within 45 days after the termination of the effectiveness of the Form SB-2. On October 11, 2006, we filed a registration statement on Form S-1 that covers resale of the shares held by those shareholders, which was declared to be effective on October 19, 2006.  Following the termination of the Form SB-2, our failure to file an additional registration statement within the period provided under the registration rights agreement triggered, for the first time, an obligation to pay liquidated damages to the selling shareholders of 1% of the aggregate investment amount paid by them for the shares, or $241,232, based on the formula specified in the registration rights agreement.  Because the Form S-1 was filed by the one-month anniversary of the applicable filing date, the event was cured and no additional liquidated damages were incurred. We previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, or the 2006 Form 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, or the 12/31/06 Form 10-Q, that liquidated damages totaling $487,946 were due from us in respect of such event based on an incorrect interpretation of the liquidated damages due under the registration rights agreement.  Among other things, the amount was calculated on a pro rata daily basis although the event, the first under the registration rights agreement, was cured by its one-month anniversary date.

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

Liquidated Damages Pursuant to November 2007 Registration Rights Agreement

During the six months ended March 31, 2009, we were initially liable for liquidated damages to a shareholder whose shares were required to be included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with this shareholder and certain other investors in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto has not been declared effective by the SEC by the 100th calendar day after the closing of our private placement on November 9, 2007, or the Effectiveness Deadline, then we would be liable to pay partial liquidated damages to each investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on the one-month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (prorated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline, and the time that we are no longer required to keep such resale registration statement effective because either the investors have sold all of their shares or the investors may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by each investor for the shares it purchased in our November 2007 private placement on the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (pro-rated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that we are no longer required to keep such resale registration statement effective because either the investors have sold all of their shares or the investors may sell their shares pursuant to Rule 144 without volume limitations.  Such liquidated damages would bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

On December 21, 2007, pursuant to the registration rights agreement, we filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008.  The lateness of this filing triggered liquidated damages consistent with the formula described above.  On August 26, 2008, we conducted a registered direct offering of 4,102,564 shares of common stock, at an offering price of $3.90 per share, in which the investors also received warrants to purchase up to 4,102,564 shares of common stock at an exercise price of $3.90 per share.  With one exception, all of the investors that participated in our November 2007 private placement, or persons controlling them, participated in our August 2008 registered direct offering.  We reduced each of these investors’ (or each such investor’s participating affiliate’s) purchase price by an amount that was at least equal to the amount that we determined that we were liable for as liquidated damages to such investor (or its participating affiliate).  As of Mach 31, 2009, the remaining investor had waived any and all rights relating to liquidated damages pursuant to the November 2007 registration rights agreement.

Make-Good Settlements

Beginning on March 13, 2008, we have entered into settlement agreements with certain investors in the January 20, 2005, private placement completed by the Company. Pursuant to the settlement agreements, we and such investors have agreed, without any admission of liability, to a settlement and mutual releases from all claims relating to the January 20, 2005 private placement, including all claims relating to 1,089,775 “make good shares” of our common stock that had been placed into escrow by Xiangqian Li, our chairman and chief executive officer, in connection with the January 20, 2005, private placement, as well as all claims, including claims for liquidated damages, relating to registration rights granted in connection with the January 20, 2005, private placement. Pursuant to the settlement agreements, we have made settlement payments to each of the settling investors of a number of shares of common stock equal to 50% of the number of “make good shares” such investor had claimed. Aggregate settlement payments amounted to 368,745 shares as of March 31, 2009, all of which were issued in the fiscal year ended September 30, 2008. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act. In accordance with the settlement agreements, we filed a registration statement covering the resale of such shares, which was declared effective by the SEC on June 26, 2008.

In accordance with the Delivery of Make Good Shares, Settlement and Release Agreement entered into with Mr. Xiangqian Li on October 22, 2007, we may continue to negotiate with the investors who participated in the January 20, 2005, private placement in order to achieve a complete settlement of our obligations under the applicable agreements with such investors.

Item 1A.	Risk Factors.

See Part I, Item 1A. “Risk Factors” included in our 2008 Form 10-K, and Part II, Item 1A. “Risk Factors” included in our Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On January 6, 2009, we entered into a loan agreement with Agricultural Bank of China – Shenzhen Branch pursuant to our existing comprehensive credit facility agreement to borrow approximately $11.0 million at a floating interest rate equal to the PBOC’s benchmark rate on the date of the agreement and adjusted quarterly, and maturing on January 5, 2010.  The agreement provides for penalty interest in the event of any delay in repayment or misuse of loan funds.  Copies of summaries of the comprehensive credit facility agreement and loan agreement are included as Exhibits 10.1 and 10.2 to this Report and are hereby incorporated by reference herein.

On January 21, 2009, we entered into a comprehensive credit facility agreement with China Everbright Bank to provide a maximum loan amount of RMB 100 million (approximately $14.7 million).  Loans may be drawn at any time from March 30, 2009 to March 30, 2010.  The interest rate of any loan drawn under this facility will be determined on a loan-by-loan basis.  In the event that we breach this credit facility agreement, China Everbright Bank may accelerate the repayment of any outstanding loan.  As of March 31, 2009, we had no outstanding loans under this facility.   A copy of a summary of the comprehensive credit facility agreement is included as Exhibit 10.3 to this Report and is hereby incorporated by reference herein.

On February 13, 2009, we renewed our comprehensive credit facility agreement with China CITIC Bank to provide a maximum loan amount of RMB 150 million (approximately $22.0 million).  Loans may be drawn at any time from February 13, 2009 to February 12, 2010.  This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li.  As of March 31, 2009, we had borrowed $14.6 million under two loan agreements and $2.6 million of notes payable under this credit facility totaling approximately $17.2 million at the fixed annual interest rate of 5.31%.  We borrowed approximately $7.3 million under the first loan agreement on February 25, 2009, which is repayable on February 25, 2010.  We borrowed approximately $7.3 million under the second loan agreement on March 6, 2009, which is repayable on March 6, 2010.  Under the credit loan facility, China CITIC Bank’s remedies include penalty interest and the call back of loan principal and interest before maturity.  In addition, under each of the outstanding loan agreements, China CITIC Bank may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of the loan amount if we terminate or otherwise cease operations; provide documents containing untrue statements or omitting material financial information regarding our operations; intentionally evade bank debts by way of related-party transactions or any other means; use loan proceeds other than as agreed without consent; or if any other event occurs that creates a material risk of non-repayment of the loan.  Copies of summaries of the comprehensive credit facility agreement, loan agreements, and guaranties are included as Exhibits 10.4 through 10.8 to this Report and are hereby incorporated by reference herein.

On March 4, 2009, we renewed our comprehensive credit facility agreement with Bank of China to provide a maximum loan amount of RMB 450 million (approximately $66.0 million).  Loans may be drawn at any time from March 4, 2009 to February 3, 2010. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li, and is secured by Shenzhen BAK’s mortgage of all of its machinery and equipment.  As of March 31, 2009, we had borrowed $22.0 million under two loan certificates at the annual interest rate of 5.31% and $1.0 million of notes payable under this credit facility agreement. We borrowed approximately $7.4 million under the first loan agreement on March 31, 2009, which matures on March 30, 2010.  We borrowed approximately $14.6 million  under the second loan agreement on March 13, 2009, which is repayable on March 13, 2010.  In the event of breach of the credit facility agreement or any underlying loan agreement, Bank of China’s remedies include penalty interest and the acceleration of repayment loan principal and interest before maturity.  Copies of summaries of the comprehensive credit facility agreement, loan certificates, mortgage contract, and guaranties are included as Exhibits 10.9 through 10.14 to this Report and are hereby incorporated by reference herein.

On March 9, 2009, we entered into a loan agreement with Shenzhen Development Bank pursuant to our existing comprehensive credit facility agreement to borrow approximately $2.9 million at a floating interest rate equal to the PBOC’s benchmark rate on the date of the agreement and adjusted quarterly, and maturing on March 9, 2010.  The agreement provides for penalty interest in the event of any delay in repayment or misuse of loan funds.  Shenzhen Development Bank may also accelerate repayment of the loan if we terminate or otherwise cease operations; provide documents containing untrue statements or omitting material financial information regarding our operations; intentionally evade bank debts by way of related-party transactions or any other means; use loan proceeds other than as agreed without consent; or if any other event occurs that creates a material risk of non-repayment of the loan.  Copies of summaries of the comprehensive credit facility agreement and loan agreement are included as Exhibits 10.15 and 10.16 to this Report and are hereby incorporated by reference herein.

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

10.1
Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2008)

10.2	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated January 6, 2009

10.3	Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Nanshan Branch, China Everbright Bank, dated January 21, 2009

10.4	Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank, dated February 13, 2009

10.5	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank, dated February 25, 2009

10.6	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank, dated March 6, 2009

10.7	Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Branch, China CITIC Bank, dated February 13, 2009

10.8	Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Branch, China CITIC Bank, dated February 2009

10.9	Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated March 4, 2009

10.10	Summary of Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch, dated March 13, 2009

10.11	Summary of Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch, dated March 31, 2009

10.12	Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Branch, Bank of China, dated March 4, 2009

Exhibit No.	Description

10.13	Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Branch, Bank of China, dated March 4, 2009

10.14	Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated March 4, 2009

10.15
Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.16	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank, dated March 9, 2009

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2009	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tony Shen
Tony Shen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)