Form 10-Q
period 2009-06-30
CHINA BAK BATTERY INC
filed 2009-08-07
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	57,691,481

TABLE OF CONTENTS

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

Forward-Looking Statements

Statements contained in this Report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

•	our limited operating history in developing, manufacturing and selling of lithium-based rechargeable battery cells;

•	general economic conditions, including the current global recession and financial crisis;

•	our future business development, results of operations and financial condition;

•	our ability to diversify our product offering and capture new market opportunities;

•	our dependence on the growth in demand for the portable electronic devices that are powered by our products;

•	our ability to maintain or increase our market share in the competitive markets in which we do business;

•	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

•	our ability to obtain original equipment manufacturer, or OEM, qualifications from brand names;

•	our ability to maintain an efficient cost structure;

•	our ability to remediate any material weaknesses in our internal control over financial reporting;

i

•	our ability to secure raw materials in the future and to manage the costs of raw materials or to secure alternative or substitute raw materials;

•	our ability to source our needs for skilled labor, machinery and raw materials economically;

•	our ability to maintain our land use rights and acquire property ownership rights to our PRC-based facilities;

•	our ability to fund our operations and manage our substantial short-term indebtedness;

•	uncertainties with respect to the PRC legal and regulatory environment; and

•	other risks identified in this Report and in our other reports filed with the U.S. Securities and Exchange Commission, or SEC.

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

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2008 and June 30, 2009

(In US$)

		September 30,	June 30,
	Note	2008	2009
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$35,706,834	$29,638,925
Pledged deposits	2	4,449,244	29,609,374
Trade accounts receivable, net	3	82,740,288	69,787,829
Inventories	4	67,583,060	61,845,224
Prepayments and other receivables	5	4,462,492	9,569,800
Deferred tax assets		1,719,662	2,875,822

Total current assets		196,661,580	203,326,974

Property, plant and equipment, net	6	195,435,212	215,193,368
Lease prepayments, net		31,782,129	32,291,893
Intangible assets, net		161,418	241,594
Deferred tax assets		6,543	6,531

Total assets		$424,046,882	$451,060,360

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2008 and June 30, 2009 (continued)

(In US$)

		September 30,	June 30,
	Note	2008	2009
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$105,598,170	$135,784,507
Current maturities of long-term bank loans	8	8,799,848	16,103,766
Accounts and bills payable		57,486,716	74,043,115
Accrued expenses and other payables		21,581,182	19,199,790

Total current liabilities		193,465,916	245,131,178

Long-term bank loans, less current maturities	8	55,732,366	39,527,427
Deferred revenue		7,685,200	7,495,571
Other long-term payables		-	2,359,934
Deferred tax liabilities		91,400	246,177

Total liabilities		256,974,882	294,760,287

Commitments and contingencies	11

Shareholders’ equity
Shares of common stock US$ 0.001 par value;
100,000,000 authorized; 57,676,481 and 57,687,731 issued and outstanding as of September 30, 2008 and June 30, 2009 respectively		57,677	57,688
Donated shares		14,101,689	14,101,689
Additional paid-in capital		97,286,286	99,388,598
Statutory reserves		6,917,943	7,227,195
Retained earnings		27,628,860	14,687,900
Accumulated other comprehensive income		25,146,155	24,903,613
		171,138,610	160,366,683
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		167,072,000	156,300,073

Total liabilities and shareholders’ equity		$424,046,882	$451,060,360

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations
and comprehensive income / (loss)
For the three months ended June 30, 2008 and 2009
 (Unaudited)
 (In US$)

	Three months ended June 30,
	2008	2009

Net revenues	$68,486,498	$44,688,608
Cost of revenues	(60,082,001)	(39,640,812)

Gross profit	8,404,497	5,047,796

Operating expenses:
Research and development expenses	(1,855,079)	(1,472,015)
Sales and marketing expenses	(1,483,907)	(1,580,776)
General and administrative expenses	(5,101,504)	(5,551,289)

Total operating expenses	(8,440,490)	(8,604,080)

Operating loss	(35,993)	(3,556,284)

Finance costs, net	(2,735,183)	(1,896,552)
Government grant income	338,682	222,136
Other income / (expense)	113,829	(353,354)

Loss before income taxes	(2,318,665)	(5,584,054)

Income tax benefit	30,504	413,027

Net loss	$(2,288,161)	$(5,171,027)

Other comprehensive income / (loss)
- Foreign currency translation adjustment	3,886,303	(141,384)

Comprehensive income / (loss)	$1,598,142	$(5,312,411)

Net loss per share:
-Basic	$(0.04)	$(0.09)

-Diluted	$(0.04)	$(0.09)

Weighted average number of shares of common stock:
-Basic	52,382,171	56,966,619

-Diluted	52,382,171	56,966,619

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations
and comprehensive income / (loss)
For the nine months ended June 30, 2008 and 2009
 (Unaudited)
 (In US$)

	Nine months ended June 30,
	2008	2009

Net revenues	$172,609,484	$153,593,006
Cost of revenues	(153,184,410)	(134,930,310)

Gross profit	19,425,074	18,662,696

Operating expenses:
Research and development expenses	(4,564,422)	(4,014,221)
Sales and marketing expenses	(4,234,817)	(4,334,495)
General and administrative expenses	(14,162,334)	(16,426,649)

Total operating expenses	(22,961,573)	(24,775,365)

Operating loss	(3,536,499)	(6,112,669)

Finance costs, net	(7,377,462)	(7,100,544)
Government grant income	1,377,046	392,722
Other income / (expense)	74,238	(189,197)

Loss before income taxes	(9,462,677)	(13,009,688)

Income tax benefit	50,224	377,980

Net loss	$(9,412,453)	$(12,631,708)

Other comprehensive income / (loss)
- Foreign currency translation adjustment	14,020,137	(242,542)

Comprehensive income / (loss)	$4,607,684	$(12,874,250)

Net loss per share:
-Basic	$(0.18)	$(0.22)

-Diluted	$(0.18)	$(0.22)

Weighted average number of shares of common stock:
-Basic	51,610,457	56,961,797

-Diluted	51,610,457	56,961,797

See accompanying notes to the condensed interim consolidated financial statements.

  China BAK Battery, Inc. and subsidiaries
  Condensed interim consolidated statements of shareholders’ equity
For the nine months ended June 30, 2008 and 2009
  (Unaudited)

	Shares of common stock			Additional			Accumulated other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	Retained	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	earnings	income	shares	Amount	equity
Balance as of October 1, 2007	49,250,853	$49,251	$7,955,358	$66,355,151	$6,426,977	$36,060,426	$9,884,749	-	$-	$126,731,912

Net loss	-	-	-	-	-	(9,412,453)	-	-	-	(9,412,453)

2005 escrow shares donated by Mr. Xiangqian Li	-	-	6,146,331	-	-	-	-	(1,089,775)	(6,146,331)	-

2005 escrow shares settlement	-	-	-	(2,079,721)	-	-	-	368,745	2,079,721	-

Share-based compensation for employee stock option awards	-	-	-	2,533,705	-	-	-	-	-	2,533,705

Exercise of stock option awards	200,000	200	-	1,249,800	-	-	-	-	-	1,250,000

Issuance of new common stock to employees	265,280	265	-	(265)	-	-	-	-	-	-

Issuance of new common stock	3,500,000	3,500	-	12,752,447	-	-	-	-	-	12,755,947

Issuance of common stock to non-employee directors	11,254	11	-	(11)	-	-	-	-	-	-

Appropriation to statutory reserves	-	-	-	-	92,661	(92,661)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	14,020,137	-	-	14,020,137

Balance as of June 30, 2008	53,227,387	$53,227	$14,101,689	$80,811,106	$6,519,638	$26,555,312	$23,904,886	(721,030)	$(4,066,610)	$147,879,248

Balance as of October 1, 2008	57,676,481	$57,677	$14,101,689	$97,286,286	$6,917,943	$27,628,860	$25,146,155	(721,030)	$(4,066,610)	$167,072,000

Net loss	-	-	-	-	-	(12,631,708)	-	-	-	(12,631,708)

Share-based compensation for employee stock option awards	-	-	-	2,102,323	-	-	-	-	-	2,102,323

Issuance of common stock to non-employee directors	11,250	11	-	(11)	-	-	-	-	-	-

Appropriation to statutory reserves	-	-	-	-	309,252	(309,252)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(242,542)	-	-	(242,542)

Balance as of June 30, 2009	57,687,731	$57,688	$14,101,689	$99,388,598	$7,227,195	$14,687,900	$24,903,613	(721,030)	$(4,066,610)	$156,300,073

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended June 30, 2008 and 2009
 (Unaudited)
(In US$)

	Three months ended June 30,
	2008	2009
Cash flow from operating activities
Net loss	$(2,288,161)	$(5,171,027)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	3,344,381	3,982,887
Provision for doubtful debts	818,729	2,538,670
Provision for obsolete inventories	18,771	425,929
Share-based compensation	876,317	553,848
Deferred income taxes	(124,172)	(713,239)
Deferred revenue	-	(58,567)
Exchange loss / (gain)	737,268	(345,649)

Changes in operating assets and liabilities:
Trade accounts receivable	(5,069,990)	1,735,782
Inventories	1,433,346	(4,545,283)
Prepayments and other receivables	(397,544)	3,140,961
Accounts and bills payable	(3,411,264)	4,015,291
Accrued expenses and other payables	1,117,071	(399,438)

Net cash (used in) / provided by operating activities	(2,945,248)	5,160,165

Cash flow from investing activities

Purchases of property, plant and equipment	(14,357,988)	(1,765,783)
Payment of lease prepayments	(11,124,131)	-
Purchases of intangible assets	(26,075)	(49,291)
Government grants received	7,469,473	-

Net cash used in investing activities	$(18,038,721)	$(1,815,074)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended June 30, 2008 and 2009 (continued)
 (Unaudited)
(In US$)

	Three months ended June 30,
	2008	2009
Cash flow from financing activities

Proceeds from borrowings	$64,204,003	$38,456,922
Repayment of borrowings	(49,146,478)	(19,801,349)
Increase in pledged deposits	(1,273,548)	(17,656,329)

Net cash provided by financing activities	13,783,977	999,244

Effect of exchange rate changes on cash and cash equivalents	560,748	(79,908)

Net (decrease) / increase in cash and cash equivalents	(6,639,244)	4,264,427
Cash and cash equivalents at the beginning of period	36,883,488	25,374,498

Cash and cash equivalents at the end of period	$30,244,244	$29,638,925

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to banks	$3,478,296	$10,244,795

Cash paid during the period for:
Income taxes	$94,280	$530,793

Interest, net of amounts capitalized	$4,952,307	$1,417,056

Non-cash movements affecting financing transactions:
2005 escrow shares settlement	$770,040	$-

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the nine months ended June 30, 2008 and 2009
 (Unaudited)
(In US$)

	Nine months ended June 30,
	2008	2009
Cash flow from operating activities
Net loss	$(9,412,453)	$(12,631,708)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	9,362,302	11,503,691
Provision for doubtful debts	2,186,696	5,861,135
Provision for / (recovery of) obsolete inventories	114,203	(130,790)
Share-based compensation	2,533,704	2,102,323
Deferred income taxes	(201,507)	(1,003,707)
Deferred revenue	-	(175,567)
Loss of disposal of property, plant and equipment	189,694	-
Exchange loss	1,508,217	409,774

Changes in operating assets and liabilities:
Trade accounts receivable	(17,101,756)	6,930,391
Inventories	(2,599,135)	5,749,171
Prepayments and other receivables	(6,388,025)	(5,114,724)
Accounts and bills payable	8,739,264	16,871,050
Accrued expenses and other payables	1,911,998	2,241,048

Net cash (used in) / provided by operating activities	(9,156,798)	32,612,087

Cash flow from investing activities

Purchases of property, plant and equipment	(30,902,878)	(33,623,698)
Payment of lease prepayments	(11,145,114)	(1,076,777)
Purchases of intangible assets	(101,111)	(127,955)
Proceeds from disposal of property, plant and equipment	321,353	-
Government grant received	7,469,473	-

Net cash used in investing activities	$(34,358,277)	$(34,828,430)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)
(In US$)

	Nine months ended June 30,
	2008	2009
Cash flow from financing activities

Proceeds from borrowings	$119,697,138	$173,007,057
Repayment of borrowings	(76,550,495)	(151,426,481)
Increase in pledged deposits	(1,241,034)	(25,152,373)
Proceeds from issuance of capital stock, net	14,005,947	-

Net cash provided by / (used in) financing activities	55,911,556	(3,571,797)

Effect of exchange rate changes on cash and cash equivalents	3,651,250	(279,769)

Net increase / (decrease) in cash and cash equivalents	16,047,731	(6,067,909)
Cash and cash equivalents at the beginning of period	14,196,513	35,706,834

Cash and cash equivalents at the end of period	$30,244,244	$29,638,925

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to banks	$8,342,272	$18,971,302

Cash paid during the period for:
Income taxes	$140,196	$625,726

Interest, net of amounts capitalized	$7,377,463	$6,557,660

Non-cash movements affecting financing transactions:
2005 escrow shares donated by Mr. Xiangqian Li	$6,146,331	$-

2005 escrow shares settlement	$2,079,721	$-

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009
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

Basis of Presentation and Organization

As of June 30, 2009, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; and vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008.

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

Pursuant to Shenzhen BAK’s articles of association and relevant PRC regulations, BAK International was required to contribute about US$5.72 million to Shenzhen BAK as capital (representing 7% of Shenzhen BAK’s registered capital) no later than October 2008. On May 5, 2009, an approval from Shenzhen Bureau of Trade and Industry was obtained to reduce the required registered capital to US$76,877,480, which had been fully paid up, and on June 22, 2009, an updated business license of Shenzhen BAK from the Business Administration Bureau of Shenzhen was obtained.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
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
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

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

At the time the escrow shares relating to the 2006 performance threshold were transferred to the investors in fiscal year 2007, the Company should have recognized a credit to donated shares and a debit to additional paid-in capital, both of which are elements of shareholders’ equity. This entry is not material because total shares of common stock issued and outstanding, total shareholders’ equity and total assets do not change; nor is there any impact on income or earnings per share. Therefore, previously filed consolidated financial statements for the fiscal year ended September 30, 2007 will not be restated. This share transfer has been reflected in these financial statements by reclassifying the balances of certain items as of October 1, 2007. The balances of donated shares and additional paid-in capital as of October 1, 2007 were credited and debited by US$7,955,358 respectively, as set out in the consolidated statements of shareholders’ equity for the nine months ended June 30, 2008.

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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of June 30, 2009 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

Basis of Presentation and Organization (continued)

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
For the nine months ended June 30, 2008 and 2009 (continued)
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

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51,” or SFAS No. 160.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will apply to the Company’s financial statements starting in its fiscal year beginning October 1, 2009.  The Company is in the process of evaluating the impact SFAS No. 160 will have on its financial statements upon adoption.

SFAS No. 141(Revised) “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations,” or SFAS No. 141 (Revised).  SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will apply to the Company starting in its fiscal year beginning October 1, 2009.  The Company is in the process of evaluating the impact SFAS No. 141 (Revised) will have on its financial statements upon adoption.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

   Recently Issued Accounting Standards (continued)

FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, or FSP FAS No. 157-1. FSP FAS No. 157-1 provides a scope exception from Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. The Company adopted FSP FAS No. 157-1 effective October 1, 2008. Accordingly, the provisions of SFAS No. 157 will not be applied to lease transactions under SFAS No.13 except when applying SFAS No. 157 to business combinations recorded by the Company.

FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157”

In February 2008, the FASB issued FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157”, or FSP FAS No. 157-2 which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS No. 157-2 will become effective for the Company on October 1, 2009. The Company is in the process of evaluating the impact of applying FSP FAS No. 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:

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

As a result of the issuance of FSP FAS No. 157-2, the Company did not apply the provisions of SFAS No. 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS No. 157-2 in the fiscal year ending September 30, 2009.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

   Recently Issued Accounting Standards (continued)

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

FSP FAS No. 142-3 “Determination of the Useful Life of Intangible Assets”

In April 2008, the FASB issued FSP FAS No. 142-3 “Determination of the Useful Life of Intangible Assets”, or FSP FAS No. 142-3. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(Revised) and other U.S. GAAP. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 which means that it will be effective for the Company’s fiscal year beginning October 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of FSP FAS No. 142-3 on its financial statements.

FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS No. 107-1 and APB No. 28-1. FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 107-1 and APB No. 28-1 has no material effect on the Company’s financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

   Recently Issued Accounting Standards (continued)

FSP FAS No. 115-2 and FAS 124-2 “Recognition of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition of Other-Than-Temporary Impairments, or FSP FAS No. 115-2 and FAS No. 124-2. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 has no material effect on the Company’s financial statements.

FSP FAS No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”

In April 2009, the FASB issued FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, or FSP No. 157-4. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of FSP No. 157-4 has no material effect on the Company’s financial statements.

FSP FAS No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP No. 141R-1. FSP No. 141R-1 amends the provisions in SFAS No. 141 (Revised) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (Revised) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS No. 141 (Revised). The Company is currently evaluating the impact of the adoption of FSP No. 141R-1 on its financial statements.

SFAS No. 165, “Subsequent Events”

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, or SFAS No. 165, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No.165 is effective after June 15, 2009. The adoption of SFAS No. 165 has no material effect on the Company’s financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

   Recently Issued Accounting Standards (continued)

SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, or SFAS No. 166. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of SFAS No. 166 on its financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, or SFAS No. 167, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 167 on its financial statements.

SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or SFAS No. 168, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS No. 168 is not expected to have a material impact on the Company’s financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

2	Pledged Deposits

Pledged deposits as of September 30, 2008 and June 30, 2009 consisted of the following:

	September 30,	June 30,
	2008	2009
Pledged deposits with banks for:
Construction payable	$931,317	$893,027
Short-term bank loans	-	3,967,002
Bills payable	3,517,927	24,749,345
	$4,449,244	$29,609,374

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2008 and June 30, 2009 consisted of the following:

	September 30,	June 30,
	2008	2009

Trade accounts receivable	$87,974,185	$75,467,582
Less: Allowance for doubtful accounts	(5,351,244)	(11,209,034)

	82,622,941	64,258,548
Bills receivable	117,347	5,529,281

	$82,740,288	$69,787,829

An analysis of the allowance for doubtful accounts for the nine months ended June 30, 2008 and 2009 is as follows:

	Nine months ended June 30,
	2008	2009

Balance at beginning of period	$3,021,617	$5,351,244
Addition of bad debt expense, net	2,291,114	5,863,813
Foreign exchange adjustment	287,092	(6,023)

Balance at end of period	$5,599,823	$11,209,034

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

4	Inventories

Inventories as of September 30, 2008 and June 30, 2009 consisted of the following:

	September 30,	June 30,
	2008	2009

Raw materials	$16,671,505	$17,511,114
Work-in-progress	12,993,897	9,490,380
Finished goods	40,638,380	37,428,640
	70,303,782	64,430,134

Provision for obsolete inventories	(2,720,722)	(2,584,910)

	$67,583,060	$61,845,224

Part of the Company’s inventories with carrying value of US$21,999,619 and US$21,959,682 as of September 30, 2008 and June 30, 2009, respectively, was pledged as collateral under certain loan agreements (see Note 7).

5	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2008 and June 30, 2009 consisted of the following:

	September 30,	June 30,
	2008	2009

Prepayments for raw materials and others	$866,561	$5,506,651
Other receivables	3,605,465	4,069,985
Less: Allowance for doubtful accounts	(9,534)	(6,836)

	$4,462,492	$9,569,800

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

6	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2008 and June 30, 2009 consisted of the following:

	September 30,	June 30,
	2008	2009
Buildings	$94,062,610	$94,502,623
Machinery and equipment	89,999,435	108,333,147
Office equipment	1,590,015	1,832,403
Motor vehicles	1,083,278	1,107,341
	186,735,338	205,775,514
Accumulated depreciation	(33,033,996)	(43,927,309)
Construction in progress	36,116,818	46,372,283
Prepayment for acquisition of property, plant and equipment	5,617,052	6,972,880
	$195,435,212	$215,193,368

(i)	Depreciation expense for the nine months ended June 30, 2008 and 2009 is included in the condensed interim consolidated statements of operations and comprehensive income / (loss) as follows:

	Nine months ended June 30,
	2008	2009
Cost of revenues	$6,896,292	$8,776,477
Research and development expenses	422,156	374,177
Sales and marketing expenses	496,554	346,643
General and administrative expenses	1,215,960	1,448,192
	$9,030,962	$10,945,489

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the nine months ended June 30, 2008 and 2009, the Company capitalized interest of approximately US$182,180 and US$542,884 to the cost of construction in progress.

(iii)	Pledged Property, Plant and Equipment

As of September 30, 2008 and June 30, 2009, the Company’s machinery and equipment with net book value of US$42,582,851 and US$71,840,656 respectively were pledged as collateral under certain loan arrangements (see Notes 7 and 8).

As of June 30, 2009, the buildings and land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus is located with aggregate net book value of US$102,609,619 were pledged as collateral under certain loan agreements (See Note 7).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

7	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. In addition to the pledge of land use rights certificates by Shenzhen BAK as disclosed below, these facilities were secured by the Company’s assets with the following carrying values:

	September 30,	June 30,
	2008	2009
Inventories (Note 4)	$21,999,619	$21,959,682
Machinery and equipment, net (Note 6)	14,058,213	37,841,056
	$36,057,832	$59,800,738

As of September 30, 2008 and June 30, 2009, the Company had several short-term bank loans with aggregate outstanding balances of US$105,598,170 and US$135,784,507, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 0.30% to 5.58% per annum, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of June 30, 2009, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$58,559,152 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of June 30, 2009, the aggregate net book value of the buildings and land use rights in relation to the land use rights certificate was US$102,609,619.

8	Long-term Bank Loans

As of September 30, 2008 and June 30, 2009, the Company had long-term bank loans of US$64,532,214 and US$55,631,193, respectively. As of June 30, 2009, US$10,247,851 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 5.76% per annum. This long-term bank loan is repayable in two installments of US$4,391,936 on November 20, 2009 and US$5,855,915 on December 26, 2010.

Three other long-term loans totaled an aggregate borrowed amount of US$21,959,682 as of June 30, 2009.  These loans were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan of US$5,855,915 currently carries interest at 5.832% per annum and is repayable on January 25, 2012. The second loan of US$11,711,831 currently carries annual interest of 6.237% and is repayable in three installments of US$2,927,958 on January 25, 2010, US$7,319,894 on January 25, 2011 and US$1,463,979 on January 25, 2012, respectively. The third loan of US$4,391,936 currently carries annual interest of 7.65% and is repayable on January 25, 2010.

Another loan of US$23,423,660 as of June 30, 2009 was borrowed under a four-year long-term loan credit facility from Tianjin Branch, Agricultural Bank of China and carries interest at the benchmark rate of the PBOC for three-year to five-year long-term loans, which is currently 5.76% per annum. This loan is repayable in four installments of US$4,391,936 on December 26, 2009, US$4,391,936 on December 26, 2010, US$7,319,894 on December 26, 2011, and US$7,319,894 on May 26, 2012.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) to be secured by the property ownership and land use rights certificates relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. As of June 30, 2009, the Company had obtained the relevant land use rights certificate and was in the process of negotiating with the relevant government bureau for the requisite approval to pledge it as described.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

8	Long-term Bank Loans (continued)

The long-term bank loan with Shenzhen Eastern Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$33,999,600 as of June 30, 2009 (see Note 6); and (iii) secured by the property ownership and land use rights certificates in relation to the land on which Shenzhen BAK’s corporate campus had been constructed (see Note 6) and any machinery and equipment purchased and used in the campus subsequent to such construction.

The long-term bank loan with Tianjin Branch, Agricultural Bank of China is secured by the machinery and equipment purchased for the automated high-power lithium-phosphate cells production line in Tianjin. As of June 30, 2009, construction of the automated high-power lithium-phosphate cells production line was in progress.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of June 30, 2009 are as follows:

Fiscal years ending on June 30,
2010	$16,103,766
2011	17,567,745
2012	21,959,682

$55,631,193

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
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

A summary of share option plan activity for these options during the nine months ended June 30, 2009 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2008	200,000	$6.25
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of June 30, 2009	200,000	$6.25	1.7 years	$-

Exercisable as of June 30, 2009	200,000	$6.25	1.7 years	$-

(1)
Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2009 (US$2.95) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

9	Share-based Compensation (continued)

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. The Company recorded non-cash share-based compensation expense of US$74,000 for the nine months ended June 30, 2008 in respect of these share options granted in 2005, which was allocated to research and development expenses. No non-cash share-based compensation expense was recognized in respect of these share options for the nine months ended June 30, 2009.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions:

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of June 30, 2009, there were no unrecognized compensation costs related to non-vested share options.

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

A summary of share option plan activity for these options during the nine months ended June 30, 2009 is presented below:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)

Outstanding as of October 1, 2008	1,300,000	$3.29
Exercised	-	-
Forfeited	130,000	3.29
Cancelled	-	-

Outstanding as of June 30, 2009	1,170,000	$3.29	3.9 years	$-

Exercisable as of June 30, 2009	442,500	$3.29	3.3 years	$-

(1)
Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2009 (US$2.95) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$1,391,000 and US$579,864 for the nine months ended June 30, 2008 and 2009 respectively, in respect of share options granted in 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 – 10 years
Risk-free interest rate	5.09%

As of June 30, 2009, there were unrecognized compensation costs of US$351,780 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.2 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
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

A summary of share option plan activity for these options during the nine months ended June 30, 2009 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2008	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of June 30, 2009	360,000	$4.30	3.6 years	$-

Exercisable as of June 30, 2009	150,000	$4.30	3.6 years	$-

 (1)  Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2009 (US$2.95) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$491,000 and US$360,465 for the nine months ended June 30, 2008 and 2009 respectively, in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of June 30, 2009, there were unrecognized compensation costs of US$252,005 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.6 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

9	Share-based Compensation (continued)

A summary of share option plan activity for these options during the nine months ended June 30, 2009 is presented below:
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2008	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of June 30, 2009	1,250,000	$4.18	3.9 years	$-

Exercisable as of June 30, 2009	402,500	$4.18	3.9 years	$-

 (1)  Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2009 (US$2.95) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$1,124,098 for the nine months ended June 30, 2009, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of June 30, 2009, there were unrecognized compensation costs of US$981,461 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.3 years.

On June 22, 2009, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase 1,928,200 shares of the Company’s common stock to certain key employees, officers and consultants with an exercise price of US$2.81 per share. In accordance with the vesting provisions of the grants, the options will become vested and exercisable over five years in twenty equal quarterly installments on the first day of each fiscal quarter beginning on October 1, 2009.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

9	Share-based Compensation (continued)

A summary of share option plan activity for these options during the nine months ended June 30, 2009 is presented below:
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2008	-	$-
Granted on June 22, 2009	1,928,200	2.81
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of June 30, 2009	1,928,200	$2.81	7.0 years	$269,948

Exercisable as of June 30, 2009	-	$-	-	$-

 (1)  Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2009 (US$2.95) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was US$2.46 per share. No non-cash share-based compensation expense was recognized for the nine months ended June 30, 2009.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of June 30, 2009, there were unrecognized compensation costs of US$4,736,025 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 5.0 years.

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

The Company recorded non-cash share-based compensation expense of US$37,896 for the nine months ended June 30, 2009, in respect of the restricted shares granted in August 2008, which was allocated to general and administrative expenses.

As of June 30, 2009, there were no unrecognized stock-based compensation costs associated with these restricted shares granted to non-employee directors. All of the restricted shares were issued as fully paid shares of common stock to the Company’s three independent directors on August 6, 2008, October 20, 2008, March 2, 2009 and April 2, 2009, respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

9	Share-based Compensation (continued)

Pursuant to the Plan, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of 500,000 restricted shares to Chief Executive Officer, Mr. Xiangqian Li with a fair value of US$2.81 per share on June 22, 2009. In accordance with the vesting schedule of the grant, the restricted shares will vest in twenty equal quarterly installments on the first day of each fiscal quarter beginning on October 1, 2009.

No non-cash share-based compensation expense was recognized for the nine months ended June 30, 2009.

As of June 30, 2009, there were unrecognized stock-based compensation costs of US$1,405,000 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 5.0 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the Stock Option Plan for the nine months ended June 30, 2009.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
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

Upon the grant of restricted stock, the Company reclassified share-based payment liabilities of US$3,679,934 to shareholders’ equity. The restricted stock grant is treated as equity-classified awards and the unrecognized compensation costs were recognized over the vesting period. The Company recognized share-based compensation expense of US$561,000 for the nine months ended June 30, 2008 in respect of the equity-classified award. These share-based compensation costs were allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively. All shares of restricted stock granted as of June 30, 2009 vested before September 30, 2008 and no non-cash share-based compensation expense was recognized for the nine months ended June 30, 2009.

As of June 30, 2009, there were no unrecognized compensation costs related to the restricted stock grants.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

10	Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the nine months ended June 30, 2009 attributable to equity shareholders of $12,631,708 (Nine months ended June 30, 2008: $9,412,453) and the weighted average number of shares of common stock of 56,961,797 issued and outstanding during the nine months ended June 30, 2009 (Nine months ended June 30, 2008: 51,610,457).

The effects of 1,940,000 shares of stock options and 265,280 shares of restricted stock outstanding during the nine months ended or as of June 30, 2008 were all anti-dilutive and the effects of 4,908,200 shares of stock options, 500,000 shares of restricted stock and 4,102,564 warrants outstanding during the nine months ended or as of June 30, 2009 were all anti-dilutive. As such, basic and diluted net loss per share for the nine months ended June 30, 2008 and 2009 are the same.

11	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2008 and June 30, 2009, the Company had the following contracted capital commitments:

	September 30,	June 30,
	2008	2009

For construction of buildings	$5,957,292	$290,031
For purchases of equipment	4,313,237	5,775,091

	$10,270,529	$6,065,122

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
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

The Company did not obtain the land use rights certificate and approvals for project-planning and construction relating to the premises occupied by the Company, BAK Industrial Park, before construction of the buildings was commenced. As of June 30, 2009, the Company has obtained the aforementioned land use rights certificate and government approvals and was in the process of negotiating with the relevant government bureau for the application and acquisition of the appropriate property ownership certificate.

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

Pursuant to the land use rights certificate granted relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of June 30, 2009, the Company was in the process of negotiating with the relevant government bureau for the extension of the construction completion date. If the Company fails to obtain approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid.  However, management believes that this possibility, while present, is remote.

Pursuant to the land use rights certificate that the Company obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, the Company must complete at least 25% of the construction of the new Research and Development Test Centre by September 30, 2008. As of June 30, 2009, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. According to the land use rights certificate, such rights may not be pledged without the approval of the relevant government bureau. The Company is required to pledge its property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank according to the loan agreement entered into with it. The Company was in the process of negotiating with the relevant government bureau for the requisite approval.

On December 15, 2008, the Company purchased insurance for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities at BAK Industrial Park is RMB585,373,070 (approximately $85.8 million) for the period from November 26, 2008 to August 25, 2010.

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
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

11	Commitments and Contingencies (continued)

(iii)	Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30,	June 30,
	2008	2009

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. -
a non-related party	$2,933,282	$2,927,958
Guaranteed for Hunan Reshine New Material Ltd. -
a non-related party	5,866,565	5,855,915
Guaranteed for Nanjing Special Metal
Equipment Co. Ltd. - a non-related party	1,466,641	1,463,979
Guaranteed for Siping Juyuan Hanyang Plate Heat
Exchanger Co. Ltd. - a non-related party	2,933,282	2,927,958
Guaranteed for Shenzhen B&G Technology Development Co. Ltd. -
a non-related party	3,666,603	5,855,915

	$16,866,373	$19,031,725

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it immaterial to the condensed interim consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of June 30, 2009.

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

The Company's outstanding discounted and transferred bills as of September 30, 2008 and June 30, 2009 are summarized as follows:

	September 30,	June 30,
	2008	2009

Bank acceptance bills	$34,721,831	$22,339,453

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
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

No customer individually comprised 10% or more of net revenue for the nine months ended June 30, 2008 and 2009.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2008 and 2009 (continued)
 (Unaudited)

12	Significant Concentrations (continued)

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2008 and June 30, 2009, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

13	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactures six types of Li-ion rechargeable batteries: steel-case cell, aluminum-case cell, battery pack, cylindrical cell, polymer cell and high-power lithium-phosphate cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the nine months ended June 30, 2008 and 2009 were as follows:

Net revenues by product:

	Nine months ended June 30,
	2008		2009
		%		%

Steel-case cells	$25,658,603	14.87	$4,909,017	3.20
Aluminum-case cells	94,115,411	54.53	83,105,224	54.11
Battery packs	20,104,778	11.64	15,833,139	10.31
Cylindrical cells	22,907,137	13.27	40,296,656	26.24
Lithium polymer cells	9,823,555	5.69	9,338,649	6.08
High-power lithium-phosphate cells	-	-	110,321	0.06

	$172,609,484	100.00	$153,593,006	100.00

Net revenues by geographic area:

	Nine months ended June 30,
	2008		2009
		%		%

PRC Mainland	$132,486,039	76.75	$96,845,692	63.05
PRC Taiwan	23,194,842	13.43	33,705,347	21.94
India	4,158,713	2.41	8,349,801	5.44
United States of America	67,291	0.04	405,422	0.26
Hong Kong, China	10,611,065	6.15	12,057,175	7.85
Others	2,091,534	1.22	2,229,569	1.46

	$172,609,484	100.00	$153,593,006	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

14	Subsequent events

The Company has evaluated all subsequent events through August 6, 2009, the date these financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Although the business climate in China is recovering, the global economic environment remains weak.  During the third quarter of fiscal year 2009, we generated $44.7 million in net revenues, which is over 9.5% higher than in the second quarter of fiscal year 2009 and 34.7% lower than our net revenues of $68.5 million in the third quarter of fiscal year 2008. The increase in net revenues over the net revenues generated in the second quarter of this fiscal year was the result of improvements in the business environment in China, as well as increased demand for different kinds of battery cells and the inflow of revenue from new sources and customers. The substantial year-over-year decrease in net revenues during the third fiscal quarter of 2009 as compared to the same period of last year was generally due to the global financial crisis and recession, which weakened demand for many of the products that our customers sell.

In the third quarter of fiscal year 2009, we continued to implement our aggressive cost management program to reduce costs and expenses. We have adjusted our long-term and short-term bank loans structure, and as a result, finance costs decreased to their lowest levels since fiscal year 2007, $1.9 million.  We also have been focusing on developing new revenue sources in our domestic market and abroad.

In the near-term, we anticipate operating challenges due to the difficult business environment. These challenges may impede the trend of increasing our revenues and gross margin. In response, we will continue to take cost-cutting actions such as maintaining the suspension of our steel-case cell production to reduce unneeded inventory and to lower our energy costs.

We also are exploring and capitalizing on opportunities to generate additional sources of revenue.  Our prismatic cell exports to India increased during the third quarter of fiscal year 2009, and we are still positively seeking to increase the market share of our prismatic cells for OEM cellular phones in China.  Furthermore, we plan to focus more on our cylindrical cells and polymer cells, as the market demand for these products is increasing due to the gradual economic recovery. In addition, we are pursuing opportunities to raise our selling prices by penetrating high-end markets, and to further reduce the manufacturing costs and the purchase costs of raw materials.

During the third quarter of fiscal year 2009, we initiated shipments of cylindrical cells to an international tier-one OEM notebook manufacturer after passing its product certification test in the March quarter of fiscal year 2009. Such shipments, while initially small, are expected to promote our penetration into the Notebook OEM market when North America begins its economic recovery.

We also sent battery cell samples made at our Tianjin facility for light electric vehicles to customers and to manufacturing partners in China’s State High-Tech Development Plan (also known as the National 863 program). We expect that these initiatives will set the stage for our future growth in the new energy industry. We believe that in the future this product will become a significant additional revenue source as the demand for it has been increasing.

To help us finance and expand our operations, we have access to $222.5 million in short-term credit facilities and $55.6 million in long-term credit facilities.  As of June 30, 2009, the principal outstanding amounts included short-term bank loans of $135.8 million, long-term bank loans of $16.1 million maturing within one year and long-term bank loans of $39.5 million maturing in over one year, and bills payable of $41.0 million, leaving $69.4 million of short-term funds available for additional cash needs.  In addition, on July 10, 2008, our $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we raised $16.0 million in gross revenue from common stock purchases and issued common stock warrants exercisable for up to $16.0 million in additional gross proceeds.  As none of the warrants were exercised before their expiration, we may raise up to an additional $44.0 million in gross proceeds from future equity financings under this shelf registration statement.

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

Cost of Revenues.  Cost of revenues consists primarily of material costs, employee remuneration for staff engaged in production activity, equity-based compensation, depreciation and related expenses that are directly attributable to the production of products. Cost of revenues also includes write-downs of inventory to lower of cost or market. Cost of revenues from the sales of battery packs includes the fees we pay to pack manufacturers for assembling our prismatic cells into battery packs.

Research and Development Expenses.  Research and development expenses are primarily comprised of remuneration for R&D staff, equity-based compensation, depreciation and maintenance expenses relating to R&D equipment, and R&D material costs.

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of remuneration for staff involved in selling and marketing efforts, including staff engaged in the packaging of goods for shipment, advertising cost, depreciation, equity-based compensation and travel and entertainment expenses. We do not pay slotting fees to retail companies for displaying our products, engage in cooperative advertising programs, participate in buy-down programs or similar arrangements. No material estimates are required by management to determine our actual marketing or advertising costs for any period.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee remuneration, equity-based compensation, professional fees, insurance, benefits, general office expenses, depreciation, liquidated damages, and bad debt expenses.

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

Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $50,000 for the nine months ended June 30, 2009, or $0.0009 per basic share, pursuant to the preferential tax treatment described above and the transition period of the New CIT Law described below.

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

Our effective tax benefit rate was 2.9% for the nine months ended June 30, 2009 and our effective tax benefit rate was 0.5% for the nine months ended June 30, 2008.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and June 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.  All amounts, other than percentages, are in thousands of U.S. dollars.

	Three Months Ended June 30,
	2009	2008	$ Change	% Change

Statement of operations data:

Net revenues	$44,688	$68,486	$(23,798)	(34.7)

Cost of revenues	39,640	60,082	(20,442)	(34.0)

Gross profit	5,048	8,404	(3,356)	(39.9)

Operating expenses:
Research and development expenses	1,472	1,855	(383)	(20.6)
Sales and marketing expenses	1,581	1,484	97	6.5
General and administrative expenses	5,551	5,101	450	8.8

Total operating expenses	8,604	8,440	164	1.9

Operating loss	(3,556)	(36)	(3,520)	9,777.8

Finance costs, net	1,897	2,736	(839)	(30.7)

Government grant income	(222)	(339)	117	(34.5)

Other expenses / (income)	353	(114)	467	(409.6)

Income tax benefit	(413)	(31)	(382)	1,232.3

Net loss	$(5,171)	$(2,288)	$(2,883)	126.0

Net Revenues.  Net revenues decreased to $44.7 million for the three months ended June 30, 2009 as compared to $68.5 million for the same period of the prior year, a decrease of $23.8 million or 34.7%.  Our net revenues were smaller for the three months ended June 30, 2009 than for the same period of the prior year in part because of decreased customer orders as the global financial crisis and recession adversely affected many of the markets that our customers serve.  The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Prismatic cells
Aluminum-case cells	$22,506	$33,775
Steel-case cells	350	10,023
Battery packs	5,714	8,533
Cylindrical cells	12,690	13,629
Lithium polymer cells	3,348	2,526
High-power lithium-phosphate cells	80	-
Total	$44,688	$68,486

•
Net revenues from sales of aluminum-case cells decreased to $22.5 million in the three months ended June 30, 2009, from $33.8 million in the same period in fiscal year 2008, a decrease of $11.3 million or 33.4%, resulting from a decrease in our average selling price of 11.7% and sales volume of 24.6% driven by decreased sales to the OEM market in the PRC due to reduced customer demand and the global financial crisis and recession.

•
Net revenues from sales of steel-case cells decreased $9.7 million or 96.5% to $350,000 in the three months ended June 30, 2009, from $10.0 million in the same period in fiscal year 2008. This revenue decrease was due to a decrease in sales volume of 94.0%, which was primarily attributable to our long-term strategic reduction, and suspension in January 2009, of steel-case cell production which was implemented in order to increase our aluminum-case cell production capacity for the OEM market and to take advantage of the greater sales prospects and lower costs of aluminum-case cells. During the three months ended June 30, 2009, the price and profit margin of steel-case cells were lower than those of aluminum-case cells and market demand for aluminum-case cells was stronger than for steel-case cells. We expect that our revenue will be positively impacted by this shift.

•
Net revenues from sales of battery packs decreased to $5.7 million in the three months ended June 30, 2009, from $8.5 million in the same period in fiscal year 2008, a decrease of $2.8 million or 33.0%.  This resulted from a decrease in sales volume of 23.6% and a decrease in our average selling price of 12.4% driven by decreased sales to the OEM market in the PRC and customer pricing pressure due to the global financial crisis and recession.

•
Net revenues from sales of cylindrical cells decreased to $12.7 million in the three months ended June 30, 2009, from $13.6 million in the same period in fiscal year 2008, a decrease of $939,000 or 6.9%, due to a decrease in our average selling prices of 20.0% driven by customer pricing pressure arising from the global financial crisis and recession, which offset increased sales volume of 16.4% which was driven by increased sales to laptop manufacturers.

•
We sold $3.3 million of lithium polymer cells in the three months ended June 30, 2009, compared to $2.5 million of lithium polymer cells in the same period in fiscal year 2008, driven by our expanded production capacity and volume.

•
We also sold approximately $80,000 of high-power lithium-phosphate cells in the three months ended June 30, 2009, as compared to no sales of this battery cell type in the same period of fiscal year 2008, due to our sale of sample products used in electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues.  Cost of revenues decreased to $40.0 million for the three months ended June 30, 2009, as compared to $60.1 million for the same period in fiscal year 2008, a decrease of $20.4 million or 34.0%. The decrease in cost of revenues correlates to a decrease in sales volume over the three months ended June 30, 2009.

As a result, gross profit for the three months ended June 30, 2009 was $5.0 million or 11.3% of net revenues as compared to gross profit of $8.4 million or 12.3% of net revenues for the same period in fiscal year 2008. Our decrease in gross profit as a percentage of net revenues was primarily due to the greater proportion of sales of lithium polymer cells with lower gross margin during the three months ended June 30, 2009.

Research and Development Costs.  Research and development costs decreased to $1.5 million for the three months ended June 30, 2009, as compared to $1.9 million for the same period in fiscal year 2008, a decrease of $383,000 or 20.6%, due to a number of decreases in R&D-related costs over the three months ended June 30, 2009. Salaries related to R&D staff decreased by $133,000 primarily due to reduction in headcount. Equity-based compensation included in R&D costs decreased by $236,000 due to amortization of stock option grants to employees in our R&D department. Depreciation charges decreased by $16,000 and research materials charges decreased by $46,000, mainly due to the reduction in the number of work hours during the three months ended June 30, 2009.

Sales and Marketing Expenses.  Sales and marketing expenses increased to $1.6 million for the three months ended June 30, 2009, as compared to $1.5 million for the same period in fiscal year 2008, a slight increase of $97,000 or 6.5%, primarily due to increased compensation of $154,000 for sales and marketing personnel and reduced packing expenses of $12,000 which fell in line with decreased sales. Equity-based compensation included in sales and marketing expenses decreased by $32,000 due to amortization of stock option grants to employees in our sales department. As a percentage of net revenues, sales and marketing expenses increased marginally to 3.5% for the three months ended June 30, 2009, from 2.2% for the same period in fiscal year 2008, due to the decrease in revenues from sales offset by lower overall sales expenses.

General and Administrative Expenses.  General and administrative expenses increased to $5.5 million, or 12.4% of revenues, for the three months ended June 30, 2009, as compared to $5.1 million, or 7.4% of revenues, for the same period in fiscal year 2008, an increase of $450,000 or 8.8%. Equity-based compensation included in general and marketing expenses decreased by $3,000 due to amortization of stock option grants to employees in our general administration department.  Bad debt expenses increased by $1.7 million due to the provision charged after we had assessed the collection of accounts receivables from customers during the three months ended June 30, 2009. We also recognized a currency exchange gain of $345,000 for the three months ended June 30, 2009, compared with currency exchange loss of $737,000 for the same period in fiscal year 2008, an increase of $1.1 million or 143.9%.

We did not recognize in general and administrative expenses any amount for liquidated damages for the three months ended June 30, 2009.  We were liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in relation to a private placement that we conducted in November 2007. The SEC did not declare this registration statement effective by a certain date, and under the November 2007 registration rights agreement, the included selling shareholders became eligible for liquidated damages of approximately $561,000 as of June 30, 2008. Please see Part II, Item 1. “Legal Proceedings — Liquidated Damages Pursuant to November 2007 Registration Rights Agreement” for a further description of these liquidated damages. We therefore recognized in general and administrative expenses an amount of approximately $561,000 for the liquidated damages for the three months ended June 30, 2008.

Operating Loss.  As a result of the above, operating loss totaled $3.6 million for the three months ended June 30, 2009, as compared to $36,000 for the same period of the prior year, an increase of $3.5 million or 9,777.8%.

Finance Costs, Net.  Finance costs, net, decreased to $1.9 million for the three months ended June 30, 2009, as compared to $2.7 million for the same period of the prior fiscal year, a decrease of $839,000 or 30.7%. We have $135.8 million in short-term bank loans maturing in less than one year, $16.1 million in long-term bank loans maturing within one year, and $39.5 million in other long-term bank loans maturing in more than one year, outstanding as of June 30, 2009, as compared to $111.5 million in short-term bank loans maturing in less than one year, $8.7 million in long-term bank loans maturing within one year, and $55.4 million in other long-term bank loans maturing in more than one year, outstanding as of June 30, 2008. The decrease in net finance costs is mainly attributable to a significant decrease in the average bank loan interest rates on both our short-term and long-term bank loans.

Government Grant Income / Other Income / (Other Expenses). We had deferred revenue from government grant income of $222,000 and other expenses of $353,000 for the three-month period ended June 30, 2009, as compared to government grant income of $339,000 and other income of $114,000 for the same period of the prior fiscal year. The government grants income for the three months ended June 30, 2009 mainly consisted of subsidies to pay for the land use rights to our corporate campus at BAK Industrial Park and government grant funds to subsidize a new high-technology project in the calendar year 2009.  Government grants income for the three months ended June 30, 2008 mainly represented the receipt of grant funds from the Shenzhen Government to subsidize payment of land use rights for BAK Industrial Park.  No present or future obligation will arise from the receipt of such income. Other expenses for the three months ended June 30, 2009 mainly consisted of the loss of certain scrap materials that have been discarded.

Income Tax Benefits.  Income tax benefits were $413,000 for the three months ended June 30, 2009, as compared to income tax benefits of $31,000 for the same period of 2008. The change was the result of an increase in our deferred tax provision during the quarter ended June 30, 2009.

Net Loss.  As a result of the foregoing, we had a net loss of $5.2 million for the three months ended June 30, 2009 compared to $2.3 million for the same period of 2008.

Comparison of Nine Months Ended June 30, 2009 and June 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.  All amounts, other than percentages, are in thousands of U.S. dollars.

	Nine Months Ended June 30,
	2009	2008	$ Change	% Change

Statement of operations data:

Net Revenues	$153,593	$172,609	$(19,016)	(11.0)

Cost of revenues	134,930	153,184	(18,254)	(11.9)

Gross profit	18,663	19,425	(762)	(3.9)

Operating expenses:
Research and development expenses	4,014	4,564	(550)	(12.1)
Sales and marketing expenses	4,334	4,235	99	2.3
General and administrative expenses	16,427	14,162	2,265	16.0

Total operating expenses	24,775	22,961	1,814	7.9

Operating loss	(6,112)	(3,536)	(2,576)	72.8

Finance costs, net	7,101	7,377	(276)	(3.7)

Government grant income	(392)	(1,377)	985	(71.5)

Other expenses / (income)	189	(74)	263	(355.4)

Income tax benefit	(378)	(50)	(328)	656.0

Net loss	$(12,632)	$(9,412)	$(3,220)	34.2

Net Revenues.  Net revenues decreased to $153.6 million for the nine months ended June 30, 2009, as compared to $172.6 million for same period of the prior fiscal year, a decrease of $19.0 million or 11.0%.  Our net revenues were smaller for the nine months ended June 30, 2009 than for the same period of the prior year in part because of decreased customer orders as the global financial crisis and recession adversely affected many of the markets that our customers serve. The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Nine months Ended June 30,
	2009	2008
	(in thousands)
Prismatic cells
Aluminum-case cells	$83,105	$94,115
Steel-case cells	4,909	25,658
Battery packs	15,833	20,105
Cylindrical cells	40,297	22,907
Lithium polymer cells	9,339	9,824
High-power lithium-phosphate cells	110	-
Total	$153,593	$172,609

•
Net revenues from sales of aluminum-case cells decreased to $83.0 million in the nine months ended June 30, 2009, from $94.1 million in the same period in fiscal year 2008, a decrease of $11.1 million or 11.7%, due to a 15.3% decrease in sales volume driven by decreased sales to the OEM market in the PRC resulting from the global financial crisis and recession, offset by a 4.3% increase in the average selling price resulting from a change in the type of the aluminum-case cells sold.

•
Net revenues from sales of steel-case cells decreased to $5.0 million in the nine months ended June 30, 2009, from $25.7 million in the same period in fiscal year 2008, a decrease of $20.7 million or 80.9%. This decrease was due to reduced sales volume of 80.7%, which was primarily attributable to our long-term strategic reduction, and suspension in January 2009, of steel-case cell production which was designed to increase our production capacity of aluminum-case cells for sale to the OEM market and to take advantage of the greater sales prospects and lower costs of aluminum-case cells. During the nine months ended June 30, 2009, the price and profit margin of steel-case cells were lower than those of aluminum-case cells and market demand for aluminum-case cells was stronger than for steel-case cells. As a result, we suspended our production of steel-case cells in January 2009. We expect that our revenue will be positively impacted by this shift.

•
Net revenues from sales of battery packs decreased to $15.8 million in the nine months ended June 30, 2009, from $20.1 million in the same period in fiscal year 2008, a decrease of $4.3 million or 21.2%, due to a decrease in sales volume of 17.8% and a decrease in our average selling price of 4.2% driven by decreased sales to customers in the OEM market in the PRC which have been hurt by the global financial crisis and recession.

•
Net revenues from sales of cylindrical cells increased to $40.3 million in the nine months ended June 30, 2009, from $22.9 million in the same period in fiscal year 2008, an increase of $17.4 million or 75.9%, due to an increase in sales volume of 80.0% driven by increased export sales and offset by a decrease in our average selling price of 10.0%.

•
We sold $9.3 million of lithium polymer cells in the nine months ended June 30, 2009, compared to $9.8 million of lithium polymer cells in the same period in 2008, due to a decrease of 20.5% in sales volume offset by an increase of 19.6% in our average selling price as a result of a decline in market demand relating to the global financial crisis and recession.

•
We also sold approximately $110,000 of high-power lithium-phosphate cells in the nine months ended June 30, 2009, as compared to no sales of this battery cell type in the same period of fiscal year 2008, due to our sale of samples used in electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues.  Cost of revenues decreased to $135.0 million for the nine months ended June 30, 2009, as compared to $153.2 million for the same period in fiscal year 2008, a decrease of $18.3 million or 11.9%. The decrease in cost of revenues correlated with a decrease in sales volume over the nine months ended June 30, 2009.

As a result, gross profit for the nine months ended June 30, 2009, was $18.7 million or 12.2% of net revenues as compared to gross profit of $19.4 million or 11.3% of net revenues for the same period in fiscal year 2008. The increase in gross profit as a percentage of net revenues was mainly due to a significant increase in the sales of cylindrical cells to customers in the laptop market, and an increase in our average selling price, which together generated a higher gross margin, during the nine months ended June 30, 2009.

Research and Development Costs.  Research and development costs decreased to $4.0 million for the nine months ended June 30, 2009, as compared to $4.6 million for the same period in fiscal year 2008, a decrease of $550,000 or 12.1%, due to a number of decreases in R&D-related costs over the nine months ended June 30, 2009. Equity-based compensation included in R&D costs decreased by $493,000 due to amortization of stock option grants to employees in our R&D department. Depreciation charges decreased by $48,000 and research materials charges decreased by $154,000, mainly due to the reduction in workforce during the nine months ended June 30, 2009. Salaries related to R&D staff increased by $30,000, primarily due to additional compensation charges from severance packages relating to reduction of headcount.

Sales and Marketing Expenses.  Sales and marketing expenses increased to $4.3 million for the nine months ended June 30, 2009, as compared to $4.2 million for the same period in fiscal year 2008, a slight increase of $99,000 or 2.3%. Equity-based compensation included in sales and marketing expenses decreased by $142,000 due to amortization of stock option grants to employees in our sales department. As a percentage of net revenues, sales and marketing expenses have increased to 2.8% for the nine months ended June 30, 2009, from 2.4% for the same period in fiscal year 2008, due to the decrease in revenues from sales offset by lower overall sales expenses.

General and Administrative Expenses.  General and administrative expenses increased to $16.4 million, or 10.7% of revenues, for the nine months ended June 30, 2009, as compared to $14.2 million, or 8.2% of revenues, for the same period in fiscal year 2008, an increase of $2.3 million or 16.0%. Equity-based compensation included in general and marketing expenses increased by $340,000 due to amortization of stock option grants to employees in our general administration department. Bad debt expenses increased by $3.7 million due to the provision charged after we had assessed the collection of accounts receivables from customers during the nine months ended June 30, 2009. We recognized exchange loss of $410,000 for the nine months ended June 30, 2009, compared with $1.5 million for the same period in fiscal year 2008.

During the nine months ended June 30, 2009, we incurred liability for liquidated damages to a shareholder whose shares were required to be included in an effective resale registration statement on Form S-3 by a certain date pursuant to a registration rights agreement that we entered into with this shareholder and certain other investors in relation to a private placement that we closed in November 2007. The SEC did not declare this registration statement effective by the necessary date, and we therefore became liable for liquidated damages to this shareholder and the other investors in this offering, as disclosed in our previous reports.  As of June 30, 2009, we believe that we were not liable for any liquidated damages relating to the November 2007 registration rights agreement.  The above-referenced shareholder waived any claim to liquidated damages during the fiscal quarter ended December 31, 2008.  The other investors who had been party to the November 2007 registration rights agreement, or affiliates under their control, had received shares of our common stock in a subsequent offering at prices that had been discounted by the full amounts that were owed to them. Please see Part II, Item 1. “Legal Proceedings — Liquidated Damages Pursuant to November 2007 Registration Rights Agreement” for a further description of these liquidated damages. We therefore did not recognize in general and administrative expenses any amount for liquidated damages for the nine months ended June 30, 2009, whereas we recognized liquidated damages of approximately $561,000 as of June 30, 2008 with respect to the investors in the November 2007 private placement.

Operating Loss.  As a result of the above, operating loss totaled $6.1 million for the nine months ended June 30, 2009, as compared to operating loss of $3.5 million for the same period of the prior fiscal year, an increase of $2.6 million or 72.8%.

Finance Costs, Net.  Finance costs, net, decreased to $7.1 million for the nine months ended June 30, 2009, as compared to $7.4 million for the same period of the prior fiscal year, a decrease of $276,000 or 3.7%.We have $135.8 million in short-term bank loans maturing in less than one year, $16.1 million in long-term bank loans maturing within one year, and $39.5 million in other long-term bank loans maturing in more than one year, outstanding as of June 30, 2009, as compared to $111.5 million in short-term bank loans maturing in less than one year, $8.7 million in long-term bank loans maturing within one year, and $55.4 million in other long-term bank loans maturing in more than one year, outstanding as of June 30, 2008. The decrease in net finance costs is mainly attributable to a decrease in the average bank loan interest rates on both our short-term and long-term bank loans during the nine months ended June 30, 2009 and the increase in the outstanding principal amounts of both our short-term and long-term bank loans.

Government Grant Income / Other Income / (Other Expenses).  Government grant income was $392,000 for the nine months ended June 30, 2009, as compared to government grant income of $1.4 million for the same period of fiscal year 2008. Government grant income for the nine months ended June 30, 2009 mainly consisted of government grant funds which subsidized our interest expenses in prior years for research and development activities; and to refund the value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high-technology enterprise; subsidies to pay for the land use rights to our corporate campus at BAK Industrial Park; and government grant funds to subsidize a new high-technology project in the calendar year 2009. Government grant income for the nine months ended June 30, 2008 mainly consisted of government grant funds to subsidize the interest expenses incurred by the Company in prior years for R&D activities, to refund the value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high-technology enterprise and the receipt of grant funds from the Shenzhen Government to subsidize the payment of land use rights for BAK Industrial Park. No present or future obligation will arise from the receipt of such income.

Income Tax Benefits.  Income tax benefits were $378,000 for the nine months ended June 30, 2009, as compared to income tax benefit of $50,000 for the same period of fiscal year 2008. The change was the result of deferred tax provision during the nine months ended June 30, 2009.

Net Loss. As a result of the foregoing, we had a net loss of $12.6 million for the nine months ended June 30, 2009, as compared to $9.4 million for the same period in 2008.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including equity financings through the sale of our stock, short-term bank loans, long-term bank loans and bills payable under bank credit agreements, and sale of bills receivable.  As of June 30, 2009, we had cash and cash equivalents of $29.6 million, as compared to $35.7 million as of September 30, 2008.  In addition, we had pledged deposits amounting to $29.6 million and $4.4 million as of June 30, 2009 and September 30, 2008, respectively.  Typically, our banks require their borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable.  The individual bank loans have maturities ranging from six to twelve months which coincides with the periods the cash remains pledged to the banks.

We had access to $222.5 million in short-term credit facilities and $55.6 million in long-term credit facilities as of June 30, 2009. As of June 30, 2009, the principal outstanding amounts included short-term bank loans of $135.8 million, long-term bank loans of $16.1 million maturing within one year, and long-term bank loans of $39.5 million maturing in over one year, and bills payable of $41.0 million, leaving $69.4 million of short-term funds available for additional cash needs. In addition, on July 10, 2008, our $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we raised $16.0 million in gross revenue and issued warrants exercisable for an additional $16.0 million in gross proceeds.  As none of the warrants were exercised before their expiration, we may raise up to an additional $44.0 million in gross proceeds from future equity financings under this shelf registration statement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months Ended June 30,
	2009	2008
	(in thousands)
Net cash provided by / (used in) operating activities	$32,612	$(9,157)
Net cash used in investing activities	(34,828)	(34,358)
Net cash (used in) / provided by financing activities	(3,572)	55,911
Effect of exchange rate changes on cash and cash equivalents	(280)	3,651
Net (decrease) / increase in cash and cash equivalents	(6,068)	16,047
Cash and cash equivalents at the beginning of period	35,707	14,197
Cash and cash equivalents at the end of period	29,639	30,244

Operating Activities

Net cash provided by operating activities was $32.6 million in the nine months ended June 30, 2009, compared to $9.2 million of net cash used in operating activities in the same period in fiscal year 2008. The increase of $41.8 million in operating activities was mainly attributable to more timely collection of our trade account receivables.

Investing Activities

Net cash used in investing activities increased from $34.4 million in the nine months ended June 30, 2008, to $34.8 million in the same period in fiscal year 2009. The net cash used in investing activities during the period ended June 30, 2009, was mainly used for procurement of machinery and equipment for two additional cylindrical cell lines, an additional automated prismatic cell production line and construction of new factories in Tianjin, China.

Financing Activities

Net cash used in financing activities was $3.5 million in the nine months ended June 30, 2009, compared to net cash provided by financing activities of $55.9 million in the same period in 2008. This was mainly attributable to (i) net proceeds of $12.8 million from a private placement of our common stock completed in November 2007, (ii) a $1.2 million increase in net proceeds from our issuance of capital stock pursuant to exercises of certain stock options issued on May 16, 2005 in the nine months ended June 30, 2008, (iii) a $23.9 million increase in cash deposits at banks as collateral in the nine months ended June 30, 2009, and (iv) increased borrowings, net of repayments, of $21.5 million in the nine months ended June 30, 2009.

As of June 30, 2009, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed (Includes bank loans and bills payable)
	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$58,559	$58,559
Shenzhen Development Bank	24,888	25,089
China CITIC Bank	21,960	16,587
Bank of China	65,879	45,483
China Everbright Bank	14,640	-
Bank of Communications	29,279	7,320
Shanghai Pudong Development Bank	7,320	123

Subtotal—short-term credit facilities	$222,525	$153,161

Long-term credit facilities:
Agricultural Bank of China	21,960	21,960
China Development Bank	10,248	10,248
Agricultural Bank of China, Tianjin Jinxin Branch	23,423	23,423

Subtotal—long-term credit facilities	$55,631	$55,631

Lines of Credit:
Agricultural Bank of China		4,213
Ningbo Bank		10,987
China CITIC Bank		6,227
Bank of China		2,221

Subtotal-lines of credit		$23,648

Total Principal Outstanding	$278,156	$232,440

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $135.8 million, long-term bank loans of $16.1 million maturing within one year and long-term bank loans of $39.5 million maturing in over one year, and bills payable of $41.0 million.

For the purpose of presentation, the effect of increases in bills payable balances is included in operating activities in the statements of cash flows.

During the three months ended June 30, 2009, we entered into a new comprehensive credit facility agreement for a maximum loan amounts of $29.3 million, repaid two loans totaling $14.6 million, and entered into seven new short-term bank loan agreements totaling $33.3 million. The new credit facility is with Shenzhen Caitian Branch, Bank of Communications (“Bank of Communications”).  The seven new short-term loan agreements include one loan agreement with Bank of China, Shenzhen Branch (“Bank of China”), totaling $7.3 million, one loan agreement with Bank of Communications, totaling $7.3 million, and five loan agreements with Agricultural Bank of China, Shenzhen Eastern Branch (“Agricultural Bank – Shenzhen Branch”), totaling $18.7 million We also agreed to a loan modification of an existing agreement with China CITIC Bank. The material financing terms of these loans are described below.

On April 26, 2009, we entered into a comprehensive credit facility agreement with Bank of Communications to provide a maximum loan amount of RMB 200 million (approximately $29.3 million). This credit facility agreement is guaranteed by BAK Tianjin and Mr. Xiangqian Li. Loans may be drawn at any time from March 25, 2009 to March 25, 2010.  As of June 30, 2009, we had borrowed approximately $7.3 million under a loan agreement dated June 23, 2009 under this credit facility agreement, bearing fixed interest of 4.779%, and which is repayable on June 23, 2010.

On January 21, 2009, we entered into a comprehensive credit facility agreement with Shenzhen Nanshan Branch, China Everbright Bank (“China Everbright Bank”) to provide a maximum loan amount of RMB 100 million (approximately $14.7 million).  Loans may be drawn at any time from March 30, 2009 to March 30, 2010.  As of June 30, 2009, we had no outstanding loans under this facility.

On December 8, 2008, we renewed our comprehensive credit facility agreement with Shenzhen Development Bank to provide a maximum loan amount of RMB 150 million (approximately $22.0 million).  Loans may be drawn at any time over the one-year period beginning December 8, 2008 and will be due after a period ranging from 2 months to 1 year from the date each is borrowed.  This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and is also secured by $22.0 million of inventory and $5.3 million of machinery and equipment.  As of June 30, 2009, we had borrowed approximately $22.0 million under a loan agreement dated December 16, 2008 under this credit facility agreement, bearing a floating interest rate equal to the PBOC’s benchmark rate on the date of the loan agreement and adjusted quarterly, and which is repayable on December 16, 2009.  We have since repaid approximately $2.9 million of the principal of this loan.  We borrowed approximately $2.9 million under a second loan agreement bearing a floating interest rate equal to the PBOC’s benchmark rate on March 9, 2009 and adjusted quarterly, and which matures on March 9, 2010.

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

As of June 30, 2009, we had five outstanding short-term loans under this credit facility totaling approximately $58.6 million, carrying annual interest at 4.86%, 5.58% and 5.31%, adjusted quarterly.  The first loan, of approximately $22.0 million, currently carries annual interest of 5.58% and is due on December 1, 2009. The second loan, of approximately $11.0 million, currently carries annual interest at 5.58% and is due on December 14, 2009. The third loan, of approximately $7.3 million, currently carries annual interest at 4.86% and is due on December 14, 2009. The forth loan, of approximately $7.3 million, currently carries annual interest at 4.86% and is due on December 17, 2009.  The fifth loan, of approximately $11.0 million, currently carries annual interest at 5.31% and is due on January 5, 2010. Each of the loan agreements specifically provide for acceleration of repayment of the loan, as well as other penalties and remedies.  We also had borrowed three short-term loans separate from our credit agreement totaling $4.0 million, carrying annual interest from 0.29643% to 0.41286%. The first loan, of approximately $0.32 million, carries annual interest of 0.29643% and is repayable on May 26, 2010. The second loan, of approximately $0.68 million, carries annual interest of 0.41286% and is repayable on June 21, 2010. The third loan, of approximately $3.0 million, carries annual interest of 0.34786% and is repayable on June 25, 2010. As of June 30, 2009, we also had three five-year term loans totaling approximately $22.0 million under this credit facility carrying interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan, of approximately $5.9 million, currently carries annual interest of 5.832% and is due on January 25, 2012. The second loan, of approximately $11.7 million, currently carries annual interest of 6.237% and is due in three installments of approximately $2.9 million on January 25, 2010, approximately $7.3 million on January 25, 2011, and approximately $1.5 million on January 25, 2012, respectively. The third loan, originally totaling approximately $8.8 million, currently carries annual interest of 7.65% and was structured to be repaid in two installments. The first installment of approximately $4.4 million was due on January 25, 2009, and was repaid on January 20, 2009. The second installment of approximately $4.4 million is due on January 25, 2010. These five-year term loans are specifically: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $34.0 million as of June 30, 2009; and (iii) secured by the property ownership and land use rights certificates with an aggregate net book value of $102.6 million as of June 30, 2009 in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used at the campus subsequent to such construction.

On May 26, 2008, we entered into a four-year, long-term loan agreement of RMB 160 million (approximately $23.4 million) with Agricultural Bank of China, Tianjin Branch, or Agricultural Bank – Tianjin Branch.  This loan agreement is secured by the machinery and equipment purchased for the automated high-power lithium-phosphate cells production line at our Tianjin facility.  As of June 30, 2009, we had borrowed $23.4 million under this Loan Agreement, payable in four installments: (i) RMB 30 million (approximately $4.4 million) on December 26, 2009; (ii) RMB 30 million (approximately $4.4 million) on December 26, 2010; (iii) RMB 50 million (approximately $7.3 million) on December 26, 2011; and (iv) RMB 50 million (approximately $7.3 million) on May 26, 2012.

On February 13, 2009, we renewed a credit facility with China CITIC Bank.  This credit facility was guaranteed by BAK International and Mr. Xiangqian Li.  We were permitted to borrow up to RMB 150 million ($22.0 million) under this credit facility, which matures on February 12, 2010. During the fiscal quarter ended June 30, 2009, we had borrowed $14.6 million under two loans at the fixed annual interest rate of 5.31% and $2.0 million of notes payable under this credit facility totaling approximately $16.6 million.  The first loan, of approximately $7.3 million is repayable on February 25, 2010.  The second loan, of approximately $7.3 million, carried annual interest of 5.31% prior to May 21, 2009.  As of May 21, 2009, pursuant to a supplement agreement modifying the interest rate, this loan carries an annual interest rate of 4.779% .  It is repayable on March 6, 2010.  We had also borrowed $6.2 million of notes payable separate from the credit facility.

On March 4, 2009, we renewed our credit facility agreement with Bank of China to provide a maximum loan amount of RMB 450 million (approximately $66.0 million). This credit facility was guaranteed by BAK International and Mr. Xiangqian Li, and is also secured by machinery and equipment with carrying values of approximately $32.5 million as of June 30, 2009. As of June 30, 2009, we had borrowed $29.3 million under three loans carrying annual interest at 5.31% and 4.779%, and $16.2 million of notes payable under this credit facility agreement. The first loan, of approximately $14.6 million, carries annual interest of 5.31% and is repayable on March 13, 2010. The second loan, of approximately $7.3 million, carries annual interest of 5.31% and matures on March 30, 2010. The third loan, of approximately $7.3 million, carries annual interest of 4.779% and is repayable on June 2, 2010. We had also borrowed $2.2 million of notes payable separate from the credit facility.

On December 26, 2006, we entered into a four-year long-term loan agreement of RMB 100 million (approximately $14.6 million) with Shenzhen Branch, China Development Bank, or China Development Bank. The long-term loan is or was repayable in three installments as follows: RMB 30 million (approximately $4.4 million) on November 20, 2008, which has been repaid; RMB 30 million (approximately $4.4 million) on November 20, 2009; and RMB 40 million (approximately $5.8 million) on December 26, 2010.  The long-term loan carries an annual interest rate of 5.76%.  The long-term loan is secured by Shenzhen BAK’s pledge of its new Research and Development Test Centre, which is to be constructed in Shenzhen, China.  We have committed to pledge the property ownership and land use rights certificates relating to this property as security after the requisite government approval is obtained, pursuant to the loan agreement.  According to the property ownership and land use rights certificate that we obtained in relation to this facility, such land may not be pledged without the approval of the relevant government office.  As of June 30, 2009, we had not obtained the requisite approval, and were in the process of negotiating with the relevant government bureau for such approval.  For further discussion regarding the status of property ownership rights relating to this facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”.  The obligations of Shenzhen BAK under the loan agreement are guaranteed by Mr. Xiangqian Li.  We had borrowed $10.2 million under this loan agreement as of June 30, 2009.

We had negative working capital of $41.8 million as of June 30, 2009, as compared to working capital of $3.2 million as of September 30, 2008, an increase in negative working capital of $45.0 million. This increase was primarily attributable to longer credit terms we obtained from our suppliers and an increase in short-term bank loans and long-term bank loans maturing within one year.  We had short-term bank loans maturing in less than one year of $135.8 million and long-term bank loans maturing within one year of $16.1 million as of June 30, 2009, or a total of $151.9 million of loans maturing within one year, as compared to a total of $114.4 million of such loans as of September 30, 2008, an increase of $37.5 million.  We had long-term bank loans maturing in over one year of $39.5 million as of June 30, 2009, as compared to $55.7 million of such loans as of September 30, 2008, a decrease of $16.2 million.

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

Capital Expenditures

We made capital expenditures of $34.8 million and $34.4 million in the nine months ended June 30, 2009 and 2008, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construction of new factories in Tianjin, China.

The following table sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Nine months ended June 30,
	2009	2008
	(in thousands)
Construction costs	$6,000	$10,404
Lease payments	$1,076	$11,145
Purchase of equipment	$27,752	$12,809

Total capital expenditures	$34,828	$34,358

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

According to the relevant PRC laws and regulations, a land use rights certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced.  A property ownership certificate will be granted by the government upon application under the condition that the land use rights certificate and requisite government approvals are obtained.  We recently obtained the land use rights certificate to the tract of property on which we have constructed and on which we plan further construction of our manufacturing facilities and other related facilities at BAK Industrial Park in Shenzhen, China.  While we have been constructing and have completed a substantial part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, we understand it did not have the authority to grant us the land use rights certificate.  However, we obtained approval for project planning and construction from the government of Shenzhen on June 20, 2007. Under an agreement with the government of Shenzhen for the acquisition of the land use rights to BAK Industrial Park dated June 29, 2007, effective June 2008, the government agreed to provide us with the land use rights certificate relating to BAK Industrial Park on the condition that the Company would pay it an additional $11,819,841.  According to a notice received from the government of Shenzhen on June 6, 2008, the Company obtained government grants totaling $7,889,991 to subsidize this additional payment.  As of June 30, 2009, we had fully paid the remaining cost of $3,929,850 and had obtained the land use rights certificate for BAK Industrial Park.

As we have been granted the land use rights certificate to the premises presently occupied by us in BAK Industrial Park, there should be no legal barrier for us to obtain a property ownership certificate for this property.  However, it is possible that the Shenzhen government may determine that even with our land use rights certificate, the buildings constructed at BAK Industrial Park were still constructed without the proper authority and must be vacated as illegitimate constructions, and we might be subject to penalties and fines.  However, we believe that this possibility, while present, is remote.

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

We cannot insure our manufacturing facilities in Tianjin or our new Research and Development Test Centre to be constructed in Shenzhen, China, until we obtain the required property ownership and land use rights certificates.  Upon receipt of such certificates, we intend to procure such insurance.  As discussed below, we have obtained the land use rights to the land relating to these facilities.  The application for a property ownership certificate is in process with respect to our facilities at Tianjin (see discussion regarding our Research and Development Test Centre below).

As of June 30, 2009, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our facility in Tianjin, China.  As of June 30, 2009, we had obtained the relevant land use rights certificate to this facility, and were in the process of obtaining the relevant property ownership certificate to this facility. Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had requested that we complete construction of the Tianjin facility before September 30, 2008. As of June 30, 2009, we had not done so, and were in the process of negotiating with the relevant government bureau for the extension of the completion date.

As of June 30, 2009, we had paid the lease prepayment amount of $1.2 million for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China.  As of June 30, 2009, we had obtained a land use rights certificate relating to this facility.  Pursuant to the land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008.  As of June 30, 2009, we had not done so, and were in the process of negotiating with the relevant government bureau for the extension of the completion date.  In addition, according to the land use rights certificate, such rights may not be pledged without the approval of the relevant government office.  We are required to pledge our property ownership and land use rights certificates in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it.  As of June 30, 2009, we were in the process of negotiating with the relevant government bureau for the requisite approval. In addition, the so-named “property ownership and land use rights certificate” that we were issued relating to this facility lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights.  As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will grant us a certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures.

Contractual Obligations and Commercial Commitments

Please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” in the 2008 Form 10-K for a discussion of our contractual obligations and commercial commitments as of September 30, 2008.  There were no material changes outside the ordinary course of our business in our contractual obligations and commercial commitments for the quarter ended June 30, 2009.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the financial statements.  Therefore, no liabilities in respect of the guarantees were recognized as of June 30, 2009. As of June 30, 2009, we provided a guarantee for a non-related party, Nanjing Special Metal Equipment Co., Ltd., of one-year short-term bank loans with Evergrowing Bank with a maturity of August 6, 2010.  We also provided the guarantees for four other non-related parties, Hunan Reshine New Material Ltd, Shenzhen Tongli Hi-tech Co. Ltd., Shenzhen B&G Technology Development Co. Ltd., and Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd.  The maximum amount of our exposure for these guarantees was $19.0 million and $16.9 million at June 30, 2009 and September 30, 2008, respectively.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment.  As of June 30, 2009 and September 30, 2008, the carrying amount of property, plant and equipment, net was $215.2 million and $195.4 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets.  If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses.  We review outstanding account balances individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of June 30, 2009 and September 30, 2008, we had not charged off any balances as we had yet to exhaust all means of collection.

Equity-Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, or SFAS No. 123R, which requires the use of the fair value method of accounting for equity-based compensation.  Under the fair value-based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  SFAS No. 123R also requires measurement of cost of a liability-classified award based on its current fair value.  The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date.  Change in fair value during the requisite service period will be recognized as compensation cost over that period.

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

Pursuant to SFAS No. 123R, we have recognized compensation costs of $2.1 million in relation to equity-based awards to our employees and non-employee directors in the nine months ended June 30, 2009, as an increase in both the operating costs and shareholder’s equity.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51,” or SFAS No. 160.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will apply to the Company’s financial statements starting in its fiscal year beginning October 1, 2009.  We are in the process of evaluating the impact SFAS No. 160 will have on our financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations,” or SFAS No. 141 (Revised).  SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will apply to the Company starting in its fiscal year beginning October 1, 2009.  We are in the process of evaluating the impact SFAS No. 141 (Revised) will have on our financial statements upon adoption.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, or FSP FAS No. 157-1. FSP FAS No. 157-1 provides a scope exception from SFAS No. 157 for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. We adopted FSP FAS No. 157-1 effective October 1, 2008. Accordingly, the provisions of SFAS No. 157 will not be applied to lease transactions under SFAS No. 13 except when applying SFAS No. 157 to business combinations recorded by us.

In February 2008, the FASB issued FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157”, or FSP FAS No. 157-2 which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS No. 157-2 will become effective for the Company on October 1, 2009. The Company is in the process of evaluating the impact of applying FSP FAS No. 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:

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

As a result of the issuance of FSP FAS No. 157-2, we have not applied the provisions of SFAS No. 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS No. 157-2 in the fiscal year ending September 30, 2009.

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

In April 2008, the FASB issued FSP FAS No. 142-3 “Determination of the Useful Life of Intangible Assets”, or FSP FAS No. 142-3. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(Revised) and other U.S. GAAP. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 which means that it will be effective for the Company’s fiscal year beginning October 1, 2009. Early adoption is prohibited. We are currently evaluating the impact of the adoption of FSP FAS No. 142-3 on our financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS No. 107-1 and APB No. 28-1. FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 107-1 and APB No. 28-1 has no material effect on our financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition of Other-Than-Temporary Impairments, or FSP FAS No. 115-2 and FAS No. 124-2. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 has no material effect on our financial statements.

In April 2009, the FASB issued FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, or FSP No. 157-4. FSP No. 157-4 clarifies when markets are illiquid or when market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of FSP No. 157-4 has no material effect on our financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP No. 141R-1. FSP No. 141R-1 amends the provisions in SFAS No. 141 (Revised) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (Revised) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS No. 141 (Revised). We are currently evaluating the impact of the adoption of FSP No. 141R-1 on our financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, or SFAS No. 165, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No.165 is effective after June 15, 2009. The adoption of SFAS No. 165 has no material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, or SFAS No. 166. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the impact of the adoption of SFAS No. 166 on our financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, or SFAS No. 167, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact of the adoption of SFAS No. 167 on our financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or SFAS No. 168, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS No. 168 is not expected to have a material effect on our financial statements.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2009	2008
Balance sheet items as of June 30	6.8307	6.8591
Amounts included in the statement of operations and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the nine months ended June 30	6.8350	7.1848
Balance sheet items as of September 30	N/A	6.8183

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended June 30, 2009.

Please refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” for a discussion of our credit facilities and loan agreements.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at June 30, 2009, would increase net loss before provision for income taxes by approximately $5.2 million or 40.1% for the nine months ended June 30, 2009.  Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency.  Approximately 63.1% of our revenues and 97.3% of our costs and expenses for the nine months ended June 30, 2009 are denominated in RMB, with the balance denominated in U.S. dollars.  Approximately 99.3% of our assets except for cash were denominated in RMB as of June 30, 2009.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB.  If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline.  Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period.  Any resulting exchange differences are recorded in accumulated other comprehensive income or loss.  An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $155,000  based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of June 30, 2009. As of June 30, 2009, our accumulated other comprehensive income was $24.9 million.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal controls over financial reporting after June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Liquidated Damages Pursuant to November 2007 Registration Rights Agreement

During the nine months ended June 30, 2009, we were initially liable for liquidated damages to a shareholder whose shares were required to be included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with this shareholder and certain other investors in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto has not been declared effective by the SEC by the 100th calendar day after the closing of our private placement on November 9, 2007, or the Effectiveness Deadline, then we would be liable to pay partial liquidated damages to each investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on the one-month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (prorated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline, and the time that we are no longer required to keep such resale registration statement effective because either the investors have sold all of their shares or the investors may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by each investor for the shares it purchased in our November 2007 private placement on the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (pro-rated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that we are no longer required to keep such resale registration statement effective because either the investors have sold all of their shares or the investors may sell their shares pursuant to Rule 144 without volume limitations.  Such liquidated damages would bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

On December 21, 2007, pursuant to the registration rights agreement, we filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008.  The lateness of this filing triggered liquidated damages consistent with the formula described above.  On August 26, 2008, we conducted a registered direct offering of 4,102,564 shares of common stock, at an offering price of $3.90 per share, in which the investors also received warrants to purchase up to 4,102,564 shares of common stock at an exercise price of $3.90 per share.  With one exception, all of the investors that participated in our November 2007 private placement, or persons controlling them, participated in our August 2008 registered direct offering.  We reduced each of these investors’ (or each such investor’s participating affiliate’s) purchase price by an amount that was at least equal to the amount that we determined that we were liable for as liquidated damages to such investor (or its participating affiliate).  As of June 30, 2009, the remaining investor had waived any and all rights relating to liquidated damages pursuant to the November 2007 registration rights agreement.

Make-Good Settlements

Beginning on March 13, 2008, we have entered into settlement agreements with certain investors in the January 20, 2005, private placement completed by the Company. Pursuant to the settlement agreements, we and such investors have agreed, without any admission of liability, to a settlement and mutual releases from all claims relating to the January 20, 2005 private placement, including all claims relating to 1,089,775 “make good shares” of our common stock that had been placed into escrow by Xiangqian Li, our chairman and chief executive officer, in connection with the January 20, 2005, private placement, as well as all claims, including claims for liquidated damages, relating to registration rights granted in connection with the January 20, 2005, private placement. Pursuant to the settlement agreements, we have made settlement payments to each of the settling investors of a number of shares of common stock equal to 50% of the number of “make good shares” such investor had claimed. Aggregate settlement payments amounted to 368,745 shares as of June 30, 2009, all of which were issued in the fiscal year ended September 30, 2008. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act. In accordance with the settlement agreements, we filed a registration statement covering the resale of such shares, which was declared effective by the SEC on June 26, 2008.

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

On May 22, 2009, our 2009 annual meeting of stockholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1933, as amended. At the meeting, the matters brought for stockholder vote were: (1) To elect five persons to the Board of Directors of the Company, each to serve until the next annual meeting of stockholders of the Company or until such person shall resign, be removed or otherwise leave office, and (2) To ratify the selection by the Audit Committee of PKF as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009.  No other business was brought before the meeting. Stockholder votes that were cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each director nominee were as follows:

Name of Director	For	Withheld
Xiangqian Li	44,575,174	2,093,370
Huanyu Mao	44,486,883	2,151,661
Chunzhi Zhang	42,319,983	4,348,561
Charlene Spoede Budd	42,300,186	4,368,358
Richard B. Goodner	42,323,058	4,345,486

There were 48,961,179 votes for, 391,827 votes against, and 43,835 abstentions cast to ratify the selection by the Audit Committee of PKF as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009.

Item 5.	Other Information.

The following are recent developments:

On April 26, 2009, we entered into a Comprehensive Credit Facility Agreement of Maximum Amount with Bank of Communications to provide a maximum loan amount of RMB 200 million (approximately $29.3 million).  Loans may be drawn at any time from March 25, 2009 to March 25, 2010.  The interest rate of any loan drawn under this facility will be determined on a loan-by-loan basis.  This credit facility agreement is guaranteed by us and Mr. Xiangqian Li under separate agreements.  As of June 30, 2009, we had borrowed approximately $7.3 million under a loan agreement dated June 23, 2009 under this credit facility agreement, bearing fixed interest of 4.779%, and which is repayable on June 23, 2010.  In the event that we breach this credit facility agreement, Bank of Communications may, among other things, accelerate the repayment of any outstanding loan.  As of June 30, 2009, we had entered into one loan under this facility, dated June 22, 2009, with a similar repayment acceleration term.  Copies of summaries of the comprehensive credit facility agreement, loan agreement, and guaranties are included as Exhibits 10.1 to 10.4 to this Report and are hereby incorporated by reference herein.

We entered into a loan agreement with Bank of China on June 2, 2009 to borrow approximately $7.3 million under our credit facility agreement, bearing annual interest of 4.779% and is repayable on June 2, 2010.  In the event that we breach this loan agreement, Bank of China may, among other things, accelerate the repayment of the loan.  A copy of a summary of this loan agreement is included as Exhibit 10.5 to this Report and is hereby incorporated by reference herein.

We entered into a standalone loan agreement with Agricultural Bank – Shenzhen Branch on May 26, 2009 to borrow approximately $7.3 million, bearing annual interest of 0.29643% and is repayable on May 26, 2010.  In the event that we breach this loan agreement, Agricultural Bank – Shenzhen Branch may, among other things, accelerate the repayment of the loan.  This loan agreement is guaranteed by our subsidiary, Shenzhen BAK Battery Co., Ltd. up to approximately $317,000 under a separate agreement.  In the event that we breach the guaranty, Agricultural Bank – Shenzhen Branch may impose a penalty charge equal to 50% of the amount secured.  Copies of summaries of this loan agreement and the related guarantee are included as Exhibits 10.6 and 10.7 to this Report and are hereby incorporated by reference herein.

We entered into an additional standalone loan agreement with Agricultural Bank – Shenzhen Branch on June 15, 2009 to borrow approximately $7.3 million, bearing annual interest of 4.86%, adjusted quarterly.  It is repayable on December 15, 2009.  In the event that we breach this loan agreement, Agricultural Bank – Shenzhen Branch may, among other things, accelerate the repayment of the loan.  A copy of a summary of this loan agreement is included as Exhibits 10.8 to this Report and is hereby incorporated by reference herein.

We entered into an additional standalone loan agreement with Agricultural Bank – Shenzhen Branch on June 18, 2009 to borrow approximately $7.3 million, bearing annual interest of 4.86%, adjusted quarterly.  It is repayable on December 18, 2009.  In the event that we breach this loan agreement, Agricultural Bank – Shenzhen Branch may, among other things, accelerate the repayment of the loan.  A copy of a summary of this loan agreement is included as Exhibits 10.9 to this Report and is hereby incorporated by reference herein.

We entered into an additional standalone loan agreement with Agricultural Bank – Shenzhen Branch on June 22, 2009 to borrow approximately $676,000, bearing annual interest of 0.41286%.  It is repayable on June 22, 2010.  In the event that we breach this loan agreement, Agricultural Bank – Shenzhen Branch may, among other things, accelerate the repayment of the loan.  This loan agreement is guaranteed by our subsidiary, Shenzhen BAK Battery Co., Ltd. up to approximately $666,000 under a separate agreement.  In the event that we breach the guaranty, Agricultural Bank – Shenzhen Branch may impose a penalty charge equal to 30% of the amount secured.  Copies of summaries of this loan agreement and the related guarantee are included as Exhibits 10.10 and 10.11 to this Report and are hereby incorporated by reference herein.

We entered into an additional standalone loan agreement with Agricultural Bank – Shenzhen Branch on June 26, 2009 to borrow approximately $3 million, bearing annual interest of 0.34786%.  It is repayable on June 25, 2010.  In the event that we breach this loan agreement, Agricultural Bank – Shenzhen Branch may, among other things, accelerate the repayment of the loan.  This loan agreement is guaranteed by our subsidiary, Shenzhen BAK Battery Co., Ltd. up to approximately $3 million under a separate agreement.  In the event that we breach the guaranty, Agricultural Bank – Shenzhen Branch may impose a penalty charge equal to 30% of the amount secured.  Copies of summaries of this loan agreement and the related guarantee are included as Exhibits 10.12 and 10.13 to this Report and are hereby incorporated by reference herein.

We entered into a supplemental agreement with China CITIC Bank on May 21, 2009 to modify the interest rate of our loan agreement dated March 6, 2009 from 5.31% to 4.779%.  A copy of a summary of this supplemental agreement is included as Exhibit 10.14 to this Report and is hereby incorporated by reference herein.

Item 6.	Exhibits.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007).

10.1	Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Caitian Branch, Bank of Communications, dated April 26, 2009

10.2	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Caitian Branch, Bank of Communications, dated June 22, 2009

10.3	Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Caitian Branch, Bank of Communications, dated April 26, 2009

10.4	Summary of Guaranty Contract of Maximum Amount by and between BAK International (Tianjin) Limited and Shenzhen Caitian Branch, Bank of Communications, dated April 26, 2009

10.5	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated June 2, 2009

10.6	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated May 26, 2009

10.7	Summary of Chattel Mortgage Contract by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated May 26, 2009

10.8	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 15, 2009

10.9	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 18, 2009

10.10	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 22, 2009

10.11	Summary of Chattel Mortgage Contract Mortgage Contract by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 22, 2009

10.12	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 26, 2009

10.13	Summary of Chattel Mortgage Contract by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 26, 2009

10.14	Supplemental Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co. Ltd., dated May 21, 2009

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2009	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tony Shen
Tony Shen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)