Form 10-K
period 2009-09-30
CHINA BAK BATTERY INC
filed 2009-12-14
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2009

☐     Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File No. 001-32898

China BAK Battery, Inc.
(Name of registrant as specified in its charter)

Nevada	88-0442833
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

BAK Industrial Park
No. 1 BAK Street
Kuichong Town, Longgang District
Shenzhen 518119
People’s Republic of China
(86-755) 8977-0093
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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

Yes ☒                 No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐                 No ☒

The aggregate market value of the 57,683,981 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $65.57 million as of March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.71 per share, as reported on The NASDAQ Global Market..

There were a total of 63,601,276 shares of the registrant’s common stock outstanding as of December 11, 2009.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Introductory Comment—Terminology

Throughout this Annual Report on Form 10-K, or this Report, the terms “we,” “us,” “our,” “China BAK,” and the “Company” refer to China BAK Battery, Inc. and its subsidiaries on a consolidated basis; “BAK International” refers to our Hong Kong subsidiary, BAK International Limited; “BAK Tianjin” refers to our PRC subsidiary, BAK International (Tianjin) Ltd.; “Shenzhen BAK” refers to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.; “BAK Electronics” refers to our PRC subsidiary, BAK Electronics (Shenzhen) Co., Ltd.; “BAK Canada” refers to our Canadian subsidiary, BAK Battery Canada Ltd.; “BAK Europe” refers to our German subsidiary, BAK Europe GmbH; “BAK India” refers to our Indian subsidiary, BAK Telecom India Private Limited; “China” or “PRC” refers to the People’s Republic of China, excluding for the purposes of this Report only, Taiwan, Hong Kong and Macau; “RMB” or “Renminbi” refers to the legal currency of China; and “$” or “U.S. dollars” refers to the legal currency of the United States of America.

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

  our future business development, results of operations and financial condition;

  our ability to fund our operations and manage our substantial short-term indebtedness;

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

  our ability to diversify our product offering and capture new market opportunities;

  our ability to obtain original equipment manufacturer (“OEM”) qualifications from brand names;

  our ability to source our needs for skilled labor, machinery and raw materials economically;

  our ability to secure raw materials in the future and to manage the costs of raw materials or to secure alternative or substitute raw materials;

F-1

  uncertainties with respect to the PRC legal and regulatory environment;

  our ability to remediate any material weaknesses in our internal control over financial reporting;

  our ability to maintain cost leadership;

  our ability to obtain property ownership rights to our facilities;

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

  cellular phones—customer segments include OEM customers and replacement battery manufacturers;

  notebook computers;

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

Historically, we have primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and OEM market. Our prismatic cells are targeted at the PRC replacement market, where cellular phone batteries produced by independent battery manufacturers are purchased for use in second-hand cellular phones or as back-up batteries. We also operate in the cellular phone battery OEM market, where we sell battery cells for incorporation into branded batteries that are included in new cellular phones or are sold as replacement batteries. We have successfully established ourselves as a major competitor in the PRC domestic OEM market and leading brand names such as Lenovo, ZTE, Gionee, Wingtech, Foxconn, Konka and Haier have designated us as an approved cell provider to approved battery pack manufacturers for their branded batteries. We intend to leverage the strong technological capabilities we have developed over the years to continue our growth and expand our reach to the global cellular phone OEM market, and have been actively pursuing OEM qualifications from international brand names, such as Nokia, Sony Ericsson, LG and Samsung.

At the request of customers that order prismatic battery packs, we also engage battery pack manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers for the replacement and OEM markets. OEMs also purchase our battery cells from battery pack manufacturers. We expect that sales of prismatic battery packs in such a manner will represent a decreasing percentage of our revenues going forward.

To meet the growing demand for our products and to capture new opportunities, we offer the following three product lines:

  Cylindrical lithium-ion cells for use in notebook computers. We began commercial production of cylindrical cells for notebook computers in June 2006 using our new automated production line. We increased our manufacturing capacity in line with advancements in our manufacturing technology and increases in customer demand. Leading brand names such as ASUS and Hasee Computer Co., Ltd., or Hasee, have designated us as an approved cell provider for their branded batteries. As of September 30, 2009, a first-tier international OEM notebook computer manufacturer determined that our cylindrical lithium-ion cells met their stringent performance and reliability requirements, and accepted us into its approved vendor list. During the third quarter of fiscal year 2009, we initiated shipments of cylindrical cells to this OEM notebook manufacturer. Such shipments, while initially small, are expected to promote our penetration into the Notebook OEM market when North America begins its economic recovery. We have also been actively pursuing other tier-one OEM qualifications from international brand names, such as Dell and Lenovo.

  High-power lithium-phosphate cells for use in cordless power tools, uninterruptible power supplies, mining lamps, electric bicycles, light electric vehicles, hybrid electric vehicles, and other applications. We began commercial production of lithium-phosphate cells at our Shenzhen facility for use in cordless power tools in October 2005, and for mining lamps in March 2007, at which point our lithium-phosphate cells passed certain related governmental safety tests. In December 2006, a new subsidiary, BAK Tianjin, was incorporated to focus on the R&D, manufacturing and distribution of lithium-phosphate cells. We have since shifted all lithium-phosphate cells manufacturing machinery, equipment and personnel from our Shenzhen facility to our Tianjin facility. In October 2008, our Tianjin facility completed construction of its first lithium-phosphate cells production line, and initiated trial production of lithium-phosphate cells. Our Tianjin facility is now capable of producing lithium-phosphate high-power cells for electric bicycles, uninterruptible power supplies, and other applications in addition to those mentioned above. This facility has received positive market feedback to samples of its lithium-phosphate high-power cells. Moreover, this facility’s “Electric Vehicles Lithium-phosphate Power Battery Industrialization Project” was accepted into the PRC’s National High Technology Research and Development Program, or “National 863 Program”, by the PRC’s Ministry of Science and Technology. In that connection, we sent battery cell samples made at our Tianjin facility for light electric vehicles to customers and to manufacturing partners in the National 863 program. We received positive market feedback to these samples. We believe that we will generate additional revenue and increase market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

  Lithium polymer cells, historically for use in ultra-portable electronic devices, such as high-end cellular phones, PDAs, Bluetooth headsets, digital media players, and digital audio players. We began commercial production of lithium polymer cells in September 2005. We have recently expanded the applications of our lithium polymer cells to notebook computers. During fiscal year 2009, we received orders from notebook computer battery OEM manufacturer STL Technology Co., Ltd. We believe that we will generate additional revenue and increase market share as the demand for these cells has been increasing.

Our operations have grown since our inception in August 2001. We generated revenues of $145.9 million, $245.3 million, and $211.1 million in the years ended September 30, 2007, 2008 and 2009, respectively, and net income of $483,000 and net loss of $7.9 million and $14.0 million during the same periods, respectively.

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

The four mainstream chemistries currently used in rechargeable batteries for portable electronics are nickel cadmium, nickel metal hydride, lithium-ion, and lithium polymer. The characteristics of each of these battery types are as follows:

	Nickel	Nickel Metal		Lithium
	Cadmium	Hydride	Lithium-Ion	Polymer
Commercial introduction	1899	1990	1992	1999
Energy Density	Low	Medium	High	High
Max Voltage Per Cell	1.2	1.2	3.6	3.6

Memory Effect	Yes	Minimal	No	No
Environmental Impact	High	Low	Low	Low
Core Application Usage	Toys	Hybrid	Cellular phones	Small scale
	Lights	vehicles	Portable	portable
	Power tools	Power tools	consumer	electronics(2)
	Cordless		electronics(1)	Headsets
	phones		Notebook
Computers
Power tools
Mining lamps
Electric
bicycles
Light electric
vehicles
Uninterruptible
power supplies

----------------------------------
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

Key Rechargeable Battery Applications

End-product applications which are driving the demand for rechargeable lithium-based batteries include cellular phones, notebook computers, portable consumer electronics, cordless power tools, mining lamps, uninterruptible power supplies, and electric bicycles. We also expect interest in light electric vehicles and hybrid electric vehicles to increase demand for rechargeable lithium-based batteries substantially.

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

  OEM: The OEMs manufacture mobile phone handsets. They purchase batteries to support their production of new cellular phones. They also purchase batteries to serve the replacement market which they sell under their own brand name. OEMs do not purchase these battery cells directly from us; they purchase them from battery pack manufacturers that have packaged them according to the OEMs’ specifications.

  Independent Battery Manufacturers: These third-party manufacturers compete against the OEMs for a share of the replacement market. They typically sell their products under their own brand name or a private label.

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

Uninterruptible power supplies

An uninterruptible power supply (UPS), provides emergency power from a separate source when utility power is not available. The most common type of battery used in uninterruptible power supplies is Sealed Lead-Acid, however, due to the lithium battery’s relatively small size, light design and environmentally-friendly features, the demand for lithium batteries in this industry is increasing.

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

China’s market share of the full breadth of battery production is expected to increase. China has a number of benefits in battery manufacturing which are expected to drive this growth:

  Low costs. Relative to Japan and Korea, China has a significantly lower cost of labor as well as easy access to bulk raw materials and land

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

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in, and to capitalize on the growth of, the global lithium-ion battery market:

Strong focus on lithium-based batteries and core competency in lithium-ion battery technology

Since our inception in August 2001, we have focused on the research, development and manufacture of lithium-based battery cells. Through this experience, we have been exposed to a rapidly growing market and have developed a core competency in lithium-ion battery technology that we believe enables us to enhance our product quality, reduce cost and keep up with evolving industry standards. Our cells are used in branded cellular phone batteries of companies such as Lenovo, ZTE, Gionee and Haier, a testament to our competency in core technologies. Although our production to date has been largely for cellular phone prismatic batteries, we have also been able to develop other lithium-based battery cells, such as lithium-ion cylindrical cells, lithium-phosphate cells and lithium polymer cells, to capture new market opportunities, such as those for notebook computers and cordless power tools. As of September 30, 2009, we had 344 patents registered in the PRC relating to battery cell materials, design and manufacturing process, and also had 573 pending patent applications filed in the PRC and 109 in other countries.

Strong R&D capabilities

We place a strong emphasis on R&D, particularly on technological innovation and the development of new battery cell materials and products. We have established a dedicated R&D center with what we believe to be the most advanced equipment in China. Our R&D team consists of 200 researchers and scientists, led by Dr. Huanyu Mao, our chief technology officer, who has pioneered, and is a veteran of, the lithium-ion industry since its commercialization in 1992. Dr. Mao was the inventor under seven U.S. patents related to lithium-ion technology. In December 2006, we also established a wholly-owned subsidiary, BAK Canada, to focus on the research and development of lithium-ion batteries, which comprises a group of experts led by Mr. Kenneth G. Broom, our chief operating officer, who brings 25 years’ li-ion battery industry working experience.

Economies of scale

We are one of the largest manufacturers of lithium-ion battery cells in the world, as measured by production output. As of September 30, 2009 our production capacity reached approximately 30 million units of battery cells per month. We believe our economies of scale have made us a preferred customer for our suppliers, enabling us to compete effectively in an increasingly price-sensitive market through (i) a higher bargaining power to secure a supply of materials and equipment at a lower cost, and (ii) a larger base for spreading out our fixed-costs.

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

Experienced management team with proven technology and operational record

We have an experienced management team. Mr. Xiangqian Li, our president and chief executive officer and the chairman of our board of directors, has extensive experience in the battery industry. Mr. Li has been instrumental in helping us achieve our current market position. Kenneth G. Broom, our Chief Operating Officer has more than 20 years of management, engineering and sales experience in the Li-ion battery industry. Tony Shen, our Chief Financial Officer, Secretary and Treasurer, has extensive experience in financial management. Dr. Huanyu Mao, our chief technology officer, is a pioneer in lithium-ion battery technology since the introduction of lithium-ion batteries in 1992 and was the inventor under seven U.S. patents related to lithium-ion technology. He has led our in-house R&D team in making significant progress in technology innovations and improvements, product development, and optimizing the use of battery cell materials.

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

  enhancing our product quality, reliability and features to satisfy stringent OEM requirements of leading end-application manufacturers and to keep abreast of rapidly changing industry standards and evolving market trends; and

  co-operating closely with our partners to improve our technologies and develop new application markets.

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

  OEM cellular phones. We are already the market leader in China’s cellular phone replacement battery market. We have also successfully penetrated into the domestic cellular phone OEM market by becoming a designated battery cell supplier for battery pack suppliers of leading local cellular phone brand owners, such as Lenovo, Gionee, ZTE, Wingtech, Foxconn, Konka and Haier. We have been implementing a strategic transition from the replacement market to the OEM market. We are currently actively pursuing OEM qualifications from international brand owners such as Nokia, Sony Ericsson, LG and Samsung.

  Notebook computers. In April 2006, we began trial production of cylindrical battery cells used in notebook computers for a few battery pack manufacturers and began commercial production of cylindrical cells in June 2006. Leading brand names such as ASUS and Hasee have designated us as an approved cell provider to approved battery pack manufacturers for their branded batteries. As of September 30, 2009, a first-tier international OEM notebook computer manufacturer determined that our cylindrical lithium-ion cells met their stringent performance and reliability requirements, and accepted us into its approved vendor list. During the third quarter of fiscal year 2009, we initiated shipments of cylindrical cells to this OEM notebook manufacturer. Such shipments, while initially small, are expected to promote our penetration into the Notebook OEM market when North America begins its economic recovery. We have also been actively pursuing other tier-one OEM qualifications from international brand names, such as Dell and Lenovo.

  Cordless power tools, mining lamps, uninterruptible power supplies, light electric vehicles, hybrid electric vehicles, and other lithium-phosphate cell applications. We began commercial production of lithium- phosphate cells at our Shenzhen facility for use in cordless power tools in October 2005, and for mining lamps in March 2007, at which point our lithium-phosphate cells passed certain related safety tests set by the Quality Supervision and Testing Center of Chemical and Physical Power Sources of the PRC’s Ministry of Information Industry. In December 2006, a new subsidiary, BAK Tianjin, was incorporated to focus on the R&D, manufacturing and distribution of lithium-phosphate cells. We have since shifted all lithium- phosphate cells manufacturing machinery, equipment and personnel from our Shenzhen facility to our Tianjin facility. In October 2008, our Tianjin facility completed construction of its first lithium-phosphate cells production line, and initiated trial production of lithium-phosphate cells. Our Tianjin facility is now capable of producing lithium-phosphate high-power cells for electric bicycles, uninterruptible power supplies, and other applications in addition to those mentioned above. This facility has received positive market feedback to samples of its lithium-phosphate high-power cells. Moreover, this facility’s “Electric Vehicles Lithium-phosphate Power Battery Industrialization Project” was accepted into the PRC’s National High Technology Research and Development Program, or “National 863 Program”, by the PRC’s Ministry of Science and Technology. In that connection, we sent battery cell samples made at our Tianjin facility for light electric vehicles to customers and to manufacturing partners in the National 863 program. We received positive market feedback to these samples. We believe that we will generate additional revenue and increase market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

  Ultra-portable electronic devices. In September 2005, we began commercial production of lithium polymer cells for use in ultra-portable electronic devices, such as high-end cellular phones, Bluetooth headsets, digital media players and digital audio players. During the past fiscal year, we expanded the applications of our lithium polymer cells to notebook computers. During fiscal year 2009, we received orders from notebook computer battery OEM manufacturer STL Technology Co., Ltd. We believe that we will generate additional revenue and increase market share as the demand for these cells has been increasing.

Increase manufacturing capacity by leveraging our existing infrastructure, access to low-cost local resources and proximity to the electronics supply chain and electronics manufacturing base

We intend to capitalize on robust growing demand for lithium-based batteries by leveraging our access to low-cost local resources and our proximity to the electronics supply chain and manufacturing base to further expand our manufacturing capacity. As of September 30, 2009, we had completed approximately 146,372 square meters of manufacturing facilities. To meet strong market demand as well as to capture new application markets, we plan to significantly increase our daily production output of cylindrical cells for notebook computers, high-power lithium-phosphate cells for cordless power tools, mining lamps, uninterruptible power supplies, light electric vehicles, hybrid electric vehicles, and other lithium-phosphate cell applications, and lithium polymer cells for high-end electronic devices such as ultra-thin and light cellular phones, notebook computers and Bluetooth headsets. We also intend to increase our production output of aluminum-case cells for the cellular phone battery OEM market.

Our Corporate Structure and Information

We were incorporated in Nevada on October 4, 1999. On January 20, 2005, we completed a share exchange with the stockholders of BAK International, a Hong Kong company, pursuant to which we acquired 100% of BAK International and in exchange, issued our common stock to these stockholders representing 97.2% of our then post-issuance share capital. BAK International was a holding company that owned a 100% PRC operating subsidiary, Shenzhen BAK. On February 14, 2005, we merged with our wholly-owned subsidiary, China BAK Battery, Inc. We are the surviving entity of this merger. On that date we also changed our name from “Medina Coffee, Inc.” to our current name, “China BAK Battery, Inc.” We accounted for this share exchange as a reverse acquisition and succeeded to and are considered to be a continuation of Shenzhen BAK’s operations and financial statements. We conduct our current business through the following three wholly-owned operating subsidiaries in China that we own through BAK International:

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

In addition, BAK Canada, a wholly-owned subsidiary of BAK International, was incorporated in Canada in December 2006 to advance our R&D of lithium-ion batteries. In November 2007, BAK Europe, a wholly-owned subsidiary of Shenzhen BAK, was established in Germany, which focuses on the sales and after-sales services of lithium-ion battery cells. In August 2008, BAK India, a wholly-owned subsidiary of BAK International, was incorporated in India to advance the sales and after-sales services of lithium-ion battery cells. BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

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

Battery Cell Type	End applications*

Prismatic	Cellular phone [1]
(aluminum-case only as of September 30, 2009;	Camcorder [2]
steel-case discontinued in January 2009)	MP3/MP4 player [1-2]
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
Uninterruptible power supply [3-34]

* Bracketed numbers denote number of cells per particular battery.

Historically, we have derived most of our revenues from prismatic cells. As we expand our production capacity and add new product lines in response to evolving market demands, we have derived and will continue to derive an increasing portion of our revenues from our new product lines. The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Year ended September 30,
	2009		2008		2007
	(in thousands of U.S. dollars, except percentages)
Prismatic cells
Steel-case cells	$4,980	2.4%	$29,300	11.9%	$34,869	23.9%
Aluminum-case cells	$111,700	52.9%	$130,110	53.0%	$69,916	47.9%
Battery packs	$24,705	11.7%	$25,500	10.4%	$11,798	8.1%
Cylindrical cells	$55,349	26.2%	$42,567	17.4%	$3,422	2.4%

High-power lithium-phosphate cells	$179	0.1%	-	-	$20,562	14.1%

Lithium polymer cells	$14,231	6.7%	$17,871	7.3%	$5,294	3.6%
Total	$211,144	100%	$245,348	100%	$145,861	100%

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

Prismatic Cells

Prismatic cells contribute to a major portion of our revenue. We are currently the largest maker of prismatic cells in China, based on production output. Our prismatic cells are contained in metal casing made of aluminum . Aluminum-case cells generally are more expensive to manufacture and therefore have a higher cost than steel-case cells, but they are safer and lighter than steel-case cells, so they are suited for use in batteries included in OEM cellular phones. To facilitate our transition from the replacement market to the OEM market, and to capitalize on the greater demand and benefits of aluminum-case cells, including higher selling price and gross margin, we have gradually increased the percentage of aluminum-case cells in the production of our prismatic cells and have phased out entirely steel-case cell production. At the request of customers that order prismatic battery packs, we also engage battery pack manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers for the replacement market. OEMs with whom we have no contractual relationship may also purchase our battery cells from battery pack manufacturers.

Cylindrical Cells

Cylindrical cells are generally used for notebook computers, portable DVD players, digital cameras, and camcorders. We target our cylindrical cells for the notebook computer market. One notebook computer battery typically contains at least a group of six cylindrical cells working together in a coordinated manner, so the failure of only one cell will affect the performance of the entire battery. Accordingly, cylindrical cells for notebook computers require a higher uniformity than prismatic cells. We had previously produced a small number of cylindrical cells for batteries of portable DVD players. In 2003, we commenced R&D of cylindrical cells designed for notebook computers and in April 2006, we began trial production of a small volume of cylindrical cells. We began commercial production of cylindrical cells in June 2006. Leading brand names such as ASUS and Hasee have designated us as an approved cell provider to approved battery pack manufacturers for their branded batteries. As of September 30, 2009, a first-tier international OEM notebook computer manufacturer determined that our cylindrical lithium-ion cells met their stringent performance and reliability requirements, and accepted us into its approved vendor list. During the third quarter of fiscal year 2009, we initiated shipments of cylindrical cells to this OEM notebook manufacturer. Such shipments, while initially small, are expected to promote our penetration into the Notebook OEM market when North America begins its economic recovery. We have also been actively pursuing other tier-one OEM qualifications from international brand names, such as Dell and Lenovo.

High-power Lithium-phosphate Cells

The use of new materials have enabled the configuration of high-power lithium-phosphate cells to contain much higher energy density and higher voltage and have a longer life cycle and shorter charge time than other types of lithium-based batteries. These special attributes, coupled with intrinsic safety features, are suitable for batteries used for cordless power tools and other high-power applications. In the first quarter of calendar 2006, we made our first shipment of high-power lithium-phosphate battery cells pursuant to a manufacturing agreement entered into by and between Shenzhen BAK and A123 Systems, Inc., or A123Systems. Following the termination of our agreement with A123Systems on August 30, 2007, we have been researching and developing power tool batteries. In December 2006, a new subsidiary, BAK Tianjin, was incorporated to focus on the R&D, manufacturing and distribution of high-power lithium-phosphate cells. In October 2008, it completed construction of its first lithium-phosphate cells production line, and initiated trial production of lithium-phosphate cells. Our Tianjin facility is now capable of producing lithium-phosphate high-power cells for electric bicycles, uninterruptible power supplies, and other applications in addition to those mentioned above. This facility has received positive market feedback to samples of its lithium-phosphate high-power cells. Moreover, this facility’s “Electric Vehicles Lithium-phosphate Power Battery Industrialization Project” was accepted into the PRC’s National High Technology Research and Development Program, or “National 863 Program”, by the PRC’s Ministry of Science and Technology. In that connection, we sent battery cell samples made at our Tianjin facility for light electric vehicles to customers and to manufacturing partners in the National 863 program. We received positive market feedback to these samples. We believe that we will generate additional revenue and increase market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

Lithium Polymer Cells

In September 2005, we began producing and shipping lithium polymer battery cells. Our lithium polymer cells do not have a hard metal casing but rather a flexible, pouch-like container, thereby enabling flexible designs and customizations. Lithium polymer cells have expanded our reach to high-end cellular phones, Bluetooth headsets and PDAs such as iPod and BlackBerry devices, and will also allow us to capture the growth opportunities presented by new electronic applications. During the past fiscal year, we have been actively expanding applications of lithium polymer cells to note book computers battery section. During fiscal year 2009, we received orders from notebook computer battery OEM manufacturer STL Technology Co., Ltd. We believe that we will generate additional revenue and increase market share as the demand for these cells has been increasing.

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

For the last few years, we have been expanding our manufacturing capacity to meet the growing market demand for battery products. As the increasingly intense competition in our industry has driven down the per unit profit margins of our products, we strive to continue investing heavily in our manufacturing infrastructure to further increase our manufacturing capacity, enabling us to lower the per unit cost of our products, thereby maintaining our expected total level of profitability.

Suppliers

We have built a comprehensive supply chain of materials and equipment. The primary raw materials used in the manufacture of lithium-ion batteries include electrode materials, cases and caps, foils, electrolyte and separator. Cost of these raw materials is a key factor in pricing our products. We believe that there is an ample supply of most of the raw materials we need in China. We are seeking to identify alternative raw material suppliers to the extent there are viable alternatives and to expand our use of alternative raw materials. We have also restructured our operations in an effort to streamline corporate resources and improve internal efficiency, with a particular focus on manufacturing and sales. To ensure the quality of our suppliers, we use only those suppliers who have demonstrated quality control and reliability.

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

As of September 30, 2009, our key raw material suppliers were as follows:

Materials	Main Suppliers
Case and caps	Shenzhen Tongli High-tech Co., Ltd., Shenzhen Dongri Technology Industry Co., Ltd.
Cathode materials	CITIC Guoan, Hunan Reshine New Material Ltd., Beijing Easpring Material Technology Co. Ltd
Anode materials	Qingdao Dahua, BTR Energy Materials Co., Ltd., Ningbo Shanshan New Material Technology Co., Ltd.
Aluminum foil	Aluminum Corporation of America, Shanghai
Copper foil	Huizhou United Copper Foil
Electrolyte	Zhangjiagang Guotai-Huarong New Chemical Materials Co., Ltd., Tianjin Jinniu Electric Source Material Co., Ltd., Dongwan Shanshan Battery Material Co., Ltd.
Separator	Systems Corporation

We source our manufacturing equipment both locally and from overseas, based on consideration of their cost and function. As of September 30, 2009, we purchased our key equipment from the following suppliers:

Instruments	Main Suppliers
Coating machine	Hirano Tecseed Co., Ltd.
Mixer	Systems corporation
Press machine	SevenStar Huachuang; Innovative Machine Corporation, Xingtai Naknor Electrode Rolling Equipment Co., Ltd.
Ultrasonic spot welding machine	Zhenjiang Tianhua Machinery and Electrical Co., Ltd.
Laser seam welder	Wuhan Chutian Laser Group
Vacuum oven	Jiangsu Wujiang Jiangling
Winding machine	Kaido Manufacturing Co., Ltd., Shenzhen Yinghe Technology Co., Ltd
Slitting machine	Nishimura Mfg. Co., Ltd.
Electrolyte filling machine	BAK (internally developed) / Canon Machinery Corporation, Haibar Systems Ltd.
Aging equipment	Guangzhou Qingtian Industrial Co., Ltd., Hangzhou Hangke
Testing and sorting equipment	Guangzhou Qingtian Industrial Co., Ltd., Hangzhou Hangke

Customers

Prismatic Cells. Our customers for prismatic cells used for cellular phones in the OEM market and replacement market are local leading battery pack manufacturers, including:

  SCUD (Fujian) Electronics Co., Ltd.

  Maxx Mobile Communications Ltd..

  Shenzhen Weiliwang Electronics Co., Ltd.

  Shenzhen Hailutong Electronics Co., Ltd.

  Shenzhen Huatiantong Technology Co., Ltd.

We primarily sell our prismatic cells to the OEM market in two ways. On most occasions, we sell our prismatic cells to battery pack manufacturers certified by cellular phone brand owners, which will pack our cells into branded batteries and sell them to the brand owner. Cellular phone brand owners also may directly place orders with us. In such a case, we engage a pack manufacturer to assemble our prismatic cells into batteries for a fee, and then arrange to deliver the batteries to the OEM brand owners.

Cylindrical Cells. We are a mass producer of cylindrical cells used for notebook computers. During the past fiscal year, a first-tier OEM notebook computer manufacturer determined that our cylindrical lithium-ion cells met their stringent performance and reliability requirements, and accepted us into its approved vendor list. During the third quarter of fiscal year 2009, we initiated shipments of cylindrical cells to this OEM notebook manufacturer. Such shipments, while initially small, are expected to promote our penetration into the Notebook OEM market when North America begins its economic recovery. Leading brand names such as ASUS and Hasee have designated us as an approved cell provider for their branded batteries. We have also been actively pursuing other tier-one OEM qualifications from international brand names, such as Dell and Lenovo.

High-power Lithium-phosphate. We began commercial production of lithium-phosphate cells in October 2005 for use in cordless power tools. In December 2006, a new subsidiary, BAK Tianjin, was incorporated to focus on the R&D, manufacturing and distribution of high-power lithium-phosphate cells. In October 2008, construction of its first high-power, lithium-phosphate cells production line was completed and it commenced trial production. Our Tianjin facility is now capable of producing lithium-phosphate high-power cells for electric bicycles, uninterruptible power supplies, and other applications in addition to those mentioned above. This facility has received positive market feedback to samples of its lithium-phosphate high-power cells. Moreover, this facility’s “Electric Vehicles Lithium-phosphate Power Battery Industrialization Project” was accepted into the PRC’s National High Technology Research and Development Program, or “National 863 Program”, by the PRC’s Ministry of Science and Technology. In that connection, we sent battery cell samples made at our Tianjin facility for light electric vehicles to customers and to manufacturing partners in the National 863 program. We received positive market feedback to these samples. We believe that we will generate additional revenue and increase market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

Lithium Polymer. Orders we received for lithium polymer cells tend to be small in quantity, but vary in specifications based on the attributes of a particular electronic application. We sell our lithium polymer cells to certain pack manufacturers, which pack our cells and sell the final products. We also have the ability to pack our lithium polymer cells into batteries that carry our own trademark. During the past fiscal year, we expanded the applications of our lithium polymer cells to notebook computers. During fiscal year 2009, we received orders from notebook computer battery OEM manufacturer STL Technology Co., Ltd. We believe that we will generate additional revenue and increase market share as the demand for these cells has been increasing.

We sell our products domestically and internationally. The following table sets forth certain information relating to our total revenues by location of our customers for the periods indicated.

	Year ended September 30,
	2009		2008		2007
	(in thousands of U.S. dollars, except percentages)

PRC Mainland	132,710	62.9%	175,302	71.5%	105,567	72.4%
PRC Taiwan	47,664	22.6%	41,905	17.1%	7,025	4.8%
India	10,526	5.0%	5,661	2.3%	4,299	2.9%
United States of America	1,413	0.7%	75	-(1)	20,740	14.2%
Hong Kong, China	16,086	7.6%	19,956	8.1%	6,418	4.4%
Others*	2,745	1.2%	2,449	1.0%	1,812	1.3%
Total	211,144	100%	245,348	100%	145,861	100.0%

______________
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

A small number of prismatic cell customers have historically accounted for a substantial portion of our revenue. In the year ended September 30, 2009, our top five and top ten customers in aggregate contributed to approximately 27.9% and 38.2% of our revenue, respectively. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period. Currently, we are actively investigating demand for, and pursuing opportunities in, other product lines, including mining lamps, uninterruptible power supplies, hybrid electric vehicles, and light electric vehicles.

Sales and Marketing

We have built an extensive sales and service network in China, highlighted by our strong presence in China’s economically prosperous coastal regions where we generate a significant portion of our sales. We have representative offices in Beijing, Shanghai, Fuzhou, and Taiwan, targeting our key customers. Our marketing department at headquarters is responsible for our marketing efforts in the PRC, and our sales staff in these representative offices conducts sales and provides post-sales services to brand owners and pack manufacturers in each designated area. We offer different price incentives to encourage large-volume and long-term customers. We have established subsidiaries in Germany and India, where our sales representatives market and sell our products and also provide after-sale services. In August 2008, we hired North America sales representatives based in Austin, Texas and Vancouver, British Columbia to better serve the North America market by bringing us into closer communications with our customers and prospects in the United States and Canada. We aim to add additional representative offices in the Middle East and Korea. As we expand our business, our sales and marketing staff has increased to more than one hundred, most of whom are professional salespersons and technicians.

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

Competition

We face intense competition from battery cell makers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors based on product type:

Product Type	Competitors
Prismatic	Japan:	Sanyo Group, Sony Corporation, Matsushita Electric Works, Ltd., NEC Corporation, Hitachi, Ltd.
	Korea:	LG Group, Samsung Electronics Co., Ltd ,
	China:	BYD Company Limited, Tianjin Lishen Battery Joint- Stock Co., Ltd.,
Cylindrical	Japan:	Sanyo Group, Sony Corporation, Matsushita Electric Works
	Korea:	LG Group, Samsung Electronics Co., Ltd.
High-power lithium-phosphate	Japan:	Sanyo Group, Sony Corporation
	Canada:	BYD Company Limited
	China	Sanyo Group, Sony Corporation
Lithium polymer	Japan:	Amperex Technology Limited
	China:	LG Group, Samsung Electronics Co., Ltd ,

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

Research and Development

We have established an advanced R&D center. To enhance our product quality, reduce cost, and keep up with technological advances and evolving market trends, our R&D center focuses on advancement in technologies relating to new materials and new cells with prospects for use in new end application markets, such as mining lamps, hybrid electric vehicles, light electric vehicles, electric bicycles, and uninterruptible power supplies.

Our in-house R&D team consists of 200 researchers and scientists, led by Dr. Mao, our chief technology officer, who pioneered core technologies in lithium-ion batteries since their introduction in 1992 and was the inventor under seven U.S. patents related to lithium-ion technology. In December 2006, we also established a wholly-owned subsidiary, BAK Canada, to focus on the research and development of lithium-ion batteries. It comprises a group of experts led by Mr. Kenneth G. Broom, our Chief Operating Officer, who brings 25 years’ li-ion battery industry working experience. Our strong R&D capabilities have enabled us to obtain various government-sponsored R&D grants. We have been accredited as a “new and high-technology company” in Shenzhen, entitling us to enjoy preferential tax treatment and other government incentive grants and subsidies. Furthermore, we collaborate with a number of reputable research institutes and science and technology universities in China, allowing us to capitalize on their R&D results economically.

In December 2006, a new subsidiary, BAK Tianjin was incorporated to focus on research and development, manufacturing and distribution of high-power lithium-phosphate cells. We have since shifted all lithium-phosphate cells manufacturing machinery, equipment and personnel from our Shenzhen facility to our Tianjin facility. In October 2008, our Tianjin facility completed construction of its first lithium-phosphate cells production line, and initiated trial production of lithium-phosphate cells. Our Tianjin facility is now capable of producing lithium-phosphate high-power cells for electric bicycles, uninterruptible power supplies, and other applications in addition to those mentioned above. This facility has received positive market feedback to samples of its lithium-phosphate high-power cells. Moreover, this facility’s “Electric Vehicles Lithium-phosphate Power Battery Industrialization Project” was accepted into the PRC’s National High Technology Research and Development Program, or “National 863 Program”, by the PRC’s Ministry of Science and Technology. In that connection, we sent battery cell samples made at our Tianjin facility for light electric vehicles to customers and to manufacturing partners in the National 863 program. We received positive market feedback to these samples. We believe that we will generate additional revenue and increase market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

Employees

We had a total of 8,616, 8,200, and 7,099 employees as of September 30, 2007, September 30, 2008 and September 30, 2009, respectively. We have developed a strong company culture that encourages individual thinking and creativity, continual self-improvement and strong commitment to provide high-quality products to our customers.

Facilities

See Item 2. “Properties.”

Intellectual Property

We rely on a combination of patents, trade secrets, and employee non-disclosure and confidentiality agreements to protect our intellectual property rights. As of September 30, 2009, we have registered 32 trademarks in the PRC, including BAK in both English and in Chinese characters as well as our logo, and have registered 29 trademarks in the United States, European Union, Korea, Russia, Taiwan and Hong Kong. We have registered the following Internet and WAP domain name: www.bak.com.cn. As of September 30, 2009, we have registered 344 patents in the PRC relating to battery cell materials, design and manufacturing processes, and we had 573 pending patent applications filed in the PRC and 109 in other countries.

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

  Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

  Paris Convention for the Protection of Industrial Property (March 19, 1985);

  Patent Cooperation Treaty (January 1, 1994); and

  The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

The PRC is a signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

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

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes their patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. A preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures also are available both before and during the litigation. Damages in the case of patent infringement are calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may also be fined by the Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB50,000, or approximately $7,323.65 as of September 30, 2009.

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

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006. In addition, due to additional capital contributed by BAK International to Shenzhen BAK in both 2005 and 2006 and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007 and 2008, Shenzhen BAK was granted a preferential income tax rate of 7.5%, 11.8% and 12.6% for calendar years 2007, 2008 and 2009, respectively. In accordance with the transition period of the new corporate income tax law (the “New CIT Law”) and before considering the above-mentioned tax concessions, Shenzhen BAK’s income tax rate for calendar years 2010 and 2011 are expected to be 22% and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, Shenzhen BAK’s income tax rates after consideration of its tax concessions are expected to be 15% for both calendar years 2010 and 2011 and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

BAK Electronics, established in August 2005, has been eligible for the same preferential tax treatment previously applicable to Shenzhen BAK and was in the tax holiday and fully exempt from any enterprise income tax for calendar years 2006 and 2007 followed by a three-year 50% reduction in its enterprise income tax rate. In addition, pursuant to the transition period of the New CIT Law and before considering the above-mentioned 50% reduction, BAK Electronics’ income tax rates for calendar years 2009, 2010 and 2011 are expected to be 20%, 22% and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, BAK Electronics’ income tax rate after consideration of its tax holiday are expected to be 10%, 11% and 24% for calendar years 2009, 2010 and 2011, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the current year due to the current tax losses carried forward from the calendar year 2008.

Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $103,000 pursuant to their tax holiday and preferential tax rate for the fiscal year ended September 30, 2009, or $0.007 per basic share.

BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt the New CIT Law. The New CIT Law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic enterprises and FIEs. The New CIT Law became effective on January 1, 2008. According to the New CIT Law, the applicable income tax rate for Shenzhen BAK, BAK Electronics and BAK Tianjin will be 25% after their preferential tax holidays and the transition period have ended. During the transition period, tax rates for subject entities was 18% for the calendar year 2008, and is expected to be 20%, 22%, and 24% for the calendar years 2009, 2010, and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

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

Our Hong Kong subsidiary, BAK International, is subject to Hong Kong profits tax at the rate of 16.5% . However, because it does not have any assessable income derived from or arising in Hong Kong, it has not paid any Hong Kong profits tax.

Our effective tax benefit rate was 67.9%, 11.6%, and 8.2% for the fiscal years ended September 30, 2007, 2008 and 2009, respectively.

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

  maintain our leading position in the cellular phone battery replacement market;

  retain existing customers or acquire new customers;

  diversify our revenue sources by successfully developing and selling our products in the global cellular phone OEM market, notebook computer battery market and other markets;

  keep up with evolving industry standards and market developments;

  respond to competitive market conditions;

  maintain adequate control of our expenses;

  manage our relationships with our suppliers;

  attract, train, retain and motivate qualified personnel; or

  protect our proprietary technologies.

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

We intend to leverage our position in the cellular phone battery replacement market and to expand to the global cellular phone OEM market. To achieve this goal, we must first be qualified by international brand owners. We have started the process with Nokia, Sony Ericsson, LG and Samsung . Since international brand owners have very stringent requirements, the qualification process can be lengthy and costly for new component suppliers such as us. Our failure to obtain qualifications from international brand owners would have a material adverse effect on our ability to execute our business plan and achieve the level of growth we have planned.

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

  delays or denial of required approvals by relevant government authorities;

  diversion of significant management attention and other resources; and

  failure to execute our expansion plan effectively.

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

We had capital expenditures of approximately $41.5 million and $51.2 million in fiscal years 2009 and 2008, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

We did not have effective internal control over financial reporting as of September 30, 2009 due to material weaknesses, which relate primarily to the disclosure and presentation of financial information under generally accepted accounting principles in the United States, or U.S. GAAP. We have restated our consolidated financial statements three times due to such weaknesses. We can make no assurances that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

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

In the course of the SEC review of the registration statements referred to above, we determined that beginning with fiscal quarter ended December 31, 2005, we would no longer be considered a “small business issuer.” We restated our consolidated balance sheet as of December 31, 2005, our consolidated statement of income and comprehensive income and our consolidated statement of cash flows for the three months ended December 31, 2005 to reflect the prospective adoption of Statement of Financial Accounting Standards, or SFAS, No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123(R), as superseded by SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or SFAS No. 168, now included in Accounting Standards Codification (“ASC”) Topic 718, relating to the accounting for stock-based compensation commencing in the first quarter of our fiscal year ending September 30, 2006. Pursuant to the restatement, we incurred an incremental share-based compensation expense of $711,512 in the quarter ended December 31, 2005. This restatement resulted in, among other things, a decrease in gross profit and net income per share for the first quarter of our fiscal year 2006.

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

Our management concluded that our disclosure controls and procedures were not effective as of September 30, 2006, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of the 2006 Form 10-K. Our management also concluded that our disclosure controls and procedures were not effective as of September 30, 2007, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “2007 Form 10-K”). Management believed that some appropriate measures had been implemented to remediate these weaknesses during the fiscal year 2007, as described in Item 9A. “Controls and Procedures” of the 2007 Form 10-K. However, management concluded that our disclosure controls and procedures were still not effective as of September 30, 2008, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “2008 Form 10-K”). Investors are directed to Item 9A of the 2006 Form 10-K, the 2007 Form 10-K, and the 2008 Form 10-K for the description of the weaknesses identified for the corresponding fiscal year, and to Item 9A of the 2007 Form 10-K and Item 9A of the 2008 Form 10-K for the description of the measures that had been implemented during the fiscal years ended September 30, 2007 and September 30, 2008, respectively.

As disclosed in our current report on Form 8-K filed with the SEC on April 3, 2007, as amended on April 11, 2007 and April 17, 2007, on March 28, 2007 we dismissed KPMG as our independent registered public accounting firm and appointed PKF as our independent registered public accounting firm, in each case effective April 1, 2007.

Our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 covered by our Management’s Report on Internal Control over Financial Reporting. We have identified the following material weaknesses as of September 30, 2009:

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

We are subject to the reporting obligations under the U.S. securities laws. The SEC, under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on such companies’ internal control over financial reporting in their annual reports that contain an assessment by management of the effectiveness of their internal control over financial reporting at a reasonable assurance level. In addition, pursuant to Auditing Standard No. 5, our independent registered public accounting firm must attest to and report on the operating effectiveness of the Company’s internal controls. These requirements first applied to us in connection with the 2006 Form 10-K. Management’s report on internal control over financial reporting is set out in Item 9A “Controls and Procedures.” of the 2006 Form 10-K.

Management has determined that, as of the fiscal year ended September 30, 2009, the two material weaknesses as described in Item 9A. “Controls and Procedures,” resulted from material weaknesses in our internal control over financial reporting. To remediate these material weaknesses, we have taken and will continue to take a number of remediation measures, as described in Item 9A. “Controls and Procedures.” However, we can make no assurances that we can fully remediate all our material weaknesses or address additional material weaknesses or significant deficiencies that may subsequently arise by the year end date of fiscal year 2010, so that our management will be able to conclude that we will have effective internal control over financial reporting as of September 30, 2010. If we cannot implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, our registered independent public accounting firm may not be able to provide a written attestation as to the effectiveness of our internal controls over financial reporting, in which event, our registered independent public accounting firm may issue a disclaimer of their audit opinion. Our failure to achieve and maintain effective internal control over financial reporting may result in sanctions or investigations by regulatory authorities, such as the SEC, and loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act of 2002.

We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 37.1%, 24.1%, and 27.9% of our revenues in the years ended September 30, 2007, 2008, and 2009, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected. A small number of prismatic cell customers and A123Systems have historically accounted for a substantial portion of our revenues. In the year ended September 30, 2007, sales to A123Systems accounted for 14% of our revenues. In the same period, our top five customers in aggregate contributed to approximately 37.1% of our revenues. Our agreement with A123Systems, as amended on August 18, 2005, terminated in accordance with its terms on August 30, 2007. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period. The termination of our agreement with A123Systems did not materially and adversely affect our financial condition and results of operation during the 2008 fiscal year or 2009 fiscal year, and in the future we expect that increases in our sales of aluminum cases, cylindrical cells and polymer cells will more than offset the loss of revenues from A123Systems. However, if we fail to find alternative sources of demand for our lithium-phosphate cells, our revenue may be substantially impacted.

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

Our operating results could be adversely affected by increases in the cost of raw materials, particularly lithium cobalt dioxide, the primary cost component of our battery products, or other product parts or components. Lithium cobalt dioxide mainly consists of cobalt. Cobalt market prices averaged $27.20 per pound in fiscal year 2007, $41.60 per pound in fiscal year 2008, and $34.9 per pound in fiscal year 2009. Cobalt traded as high as $58.1 per pound on October 8, 2008. The increase in cobalt’s market price has negatively impacted our financial results in recent years. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements.

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

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our chief executive officer and president, Mr. Xiangqian Li, our chief technical officer, Dr. Huanyu Mao, our chief financial officer, Mr. Tony Shen, or our chief operating officer, Mr. Kenneth Broom. If one or more of our senior executives are unable or unwilling to continue to work for us in their present positions, we may have to spend a considerable amount of time and resources searching, recruiting and integrating the replacements into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. Moreover, if any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our executive officers and the Company, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside (other than Mr. Broom, who resides in Canada), in light of the uncertainties with China’s legal system.

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

In the years ended September 30, 2008 and 2009, we derived 28.6% and 37.2% respectively of our sales from outside the PRC. The marketing, international distribution and sale of our products expose us to a number of risks, including:

  fluctuations in currency exchange rates;

  difficulty in engaging and retaining distributors that are knowledgeable about, and can function effectively in, overseas markets;

  increased costs associated with maintaining marketing efforts in various countries;

  difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our products;

  inability to obtain, maintain or enforce intellectual property rights; and

  trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries.

We rely on third parties whose operations are outside our control.

We rely on arrangements with third-party shippers and carriers such as independent shipping companies for timely delivery of our products to our customers. As a result, we may be subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor strikes, inclement weather, natural disasters and rapidly increasing fuel costs. If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers’ product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and could cause us to lose customers.

We also utilize third-party distributors and manufacturer's representatives to sell, install and service certain of our products. While we are selective in whom we choose to represent us, it is difficult for us to ensure that our distributors and manufacturer's representatives consistently act in accordance with the standards we set for them. To the extent any of our end-customers have negative experiences with any of our distributors or manufacturer's representatives; it could reflect poorly on us and damage our reputation, thereby negatively impacting our financial results.

Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

We have purchased certain product liability insurance from some PRC-based insurance companies to provide against any claims against us based on our product quality. If any of our products is found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. As our insurance policy imposes a ceiling for maximum coverage and high deductibles, we may not be able to obtain from our insurance policy a sufficient amount to compensate our customers for damages they suffered attributable to the quality of our products. Moreover, our insurance policy also excludes certain types of claims from its coverage, and if any of our customers’ claims against us falls into those exclusions, we would not receive any amount from our insurance policy at all. In either case, we may still be required to incur substantial amounts to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect the results of our operations and severely damage our reputation.

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

Following the filing of the lawsuit, the United States Patent and Trademark Office reexamined the patents. The patents were re-issued with substantial modification of the patent claims. The plaintiffs have advised that, in their view, the lawsuit continues to be viable against the defendants, including China BAK. The plaintiffs' position has not been tested. Currently pending is the plaintiffs' motion to amend their complaint to take the USPTO action into account.

If the court were to issue an adverse decision, the Company could face a substantial monetary damages award. While such an adverse decision could also prohibit the Company from future production of rechargeable lithium cells manufactured for A123Systems or may require the Company to pay royalties to engage in any such production, the Company has no plans to pursue production of batteries for A123. The court has not issued any substantive decisions in the litigation and there has been no substantive pretrial discovery. As a result, at this time, the Company is unable to express a view on the extent of any possible award of damages that might be rendered in the litigation.

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

We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality agreements to protect our intellectual property rights. As of September 30, 2009, we owned 344 registered patents in China and had 573 pending patent applications in China. We had 32 registered trademarks in China and 29 registered trademarks in the United States, European Union, Korea, Russia, Taiwan and Hong Kong that cover various categories of goods and services. We can make no assurances that all the pending patent applications will result in issue of patents or, if issued, that it will sufficiently protect our intellectual property rights. Nor can we make any assurances that any patent, trademark or other intellectual property rights that we have obtained may not be challenged by third parties. Implementation of PRC intellectual property-related laws has historically been lax, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may not be adequate to prevent unauthorized use of our intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us any royalties. Though we are not currently involved in any litigation with respect to intellectual property, we may need to enforce our intellectual property rights through litigation.

We do not hold the property ownership rights for facilities located in the PRC. We may lose some or all of the land use rights that we have obtained. We are currently required to pledge land use rights and property rights that we do not currently have or do not have the requisite government approval to pledge.

We currently do not hold the property ownership rights to at least one of the tracts of property on which we have constructed our manufacturing facilities and other related facilities in the PRC. Under relevant PRC laws and regulations, because we previously did not have the land use right for the underlying land, we were not eligible to apply for the required property ownership right certificates and construction or zoning permits for the facilities we later built on the land, including our manufacturing facilities, and therefore we are not deemed to be the rightful owner for these facilities. While we have purchased the land use rights and construction and zoning permits relating to all of our facilities, we can make no assurances that we will not be subject to any fine or other penalty for our past non-compliance with these requirements. If we are unsuccessful in acquiring the property ownership rights, we could be forced to halt our production, vacate our current premises, and lose all of our facilities situated on the land without any compensation, which would adversely and materially affect our business, results of operations and our financial condition.

Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make the remaining contribution of the registered capital by December 11, 2009, which we have interpreted as an extension of the completion date of construction to this date. If we fail to make the remaining contribution and complete the construction by the extension date or obtain approval for a further extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to our Tianjin facility will become invalid. Should this occur, we could be forced to halt our production, vacate our current premises, and lose all of our facilities situated on the land without any compensation, which would adversely and materially affect our business, results of operations and our financial condition.

Pursuant to the property ownership and land use rights certificate that we obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, the Shenzhen government has agreed to increase the dimensions of the Research and Development Test Centre and signed two supplement agreements with us. According to the supplement agreements, we are required to complete the construction by May 6, 2011. In addition, according to the property ownership and land use rights certificate, such land may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. As of September 30, 2009, we were in the process of negotiating with the relevant government bureau for the requisite approval. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures. If we have misinterpreted our agreement with the Shenzhen government or our application for a reissued certificate with property ownership rights proves unsuccessful, we could be forced to halt our production, vacate our current premises, lose all of our facilities situated on the land without any compensation, and/or be considered in breach of our loan agreement with China Development Bank, any of which would adversely and materially affect our business, results of operations and our financial condition.

As of September 30, 2009, we have insurance for all of the buildings located at our BAK Industrial Park facility and owned by Shenzhen BAK, which constitute all of our PRC-based facilities in Shenzhen. We also had insurance for our facilities at Tianjin, PRC. We did not have insurance for our R&D Test Centre to be constructed in Shenzhen.

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

To the extent we ship our products outside of the PRC, or to the extent our products are used in products sold outside of the PRC, they may be affected by the following: The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO), and corresponding International Air Transport Association (IATA), Pipeline & Hazardous Materials Safety Administration (PHMSA), Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (IMDG), and in the PRC by General Administration of Civil Aviation of China and Maritime Safety Administration of People’s Republic of China. These regulations are based on the United Nations (UN) Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003 and 2004, and additional regulations will go into effect on October 1, 2009. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We comply with all current PRC and international regulations for the shipment of our products, and will comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we were unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

We have significant short-term debt obligations, which mature in less than one year. Failure to extend those maturities of, or to refinance, that debt could result in defaults, and in certain instances, foreclosures on our assets. Moreover, we may be unable to obtain financing to fund ongoing operations and future growth.

At September 30, 2009, we had short-term bank loans of $139.2 million, long-term bank loans of $16.1 million maturing within one year, long-term bank loans of $39.6 million maturing over one year, and bills payable of $53.9 million, a substantial portion of which is secured by certain of our assets that amounted to $89.9 million. Our inventory, machinery and equipment worth $55.1 million secured the short-term bank loans and long-term bank loans, and our deposits worth $31.1 million secured certain bills payable, construction payable and short-term bank loans. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financing, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

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

The insurance industry in China is still in an early stage of development and business interruption insurance available in China offers limited coverage compared to that offered in many developed countries. We do not carry business interruption insurance and therefore any business disruption or natural disaster could result in substantial damages or losses to us. In addition, there are certain types of losses (such as losses from forces of nature) that are generally not insured because either they are uninsurable or insurance cannot be obtained on commercially reasonable terms. Should an uninsured loss or a loss in excess of insured limits occur, our business could be materially adversely affected. As of September 30, 2009, we have insurance for all of the buildings located at our BAK Industrial Park facility and owned by Shenzhen BAK, which constitute all of our PRC-based facilities in Shenzhen. We also had insurance for our facilities at Tianjin, PRC. We did not have insurance for our R&D Test Centre to be constructed in Shenzhen. If we were to suffer any losses or damages to any uninsured facilities, or if our insurance does not cover any losses or damages that occur, our business, financial condition and results of operations would be materially and adversely affected.

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

  a higher level of government involvement;

  an early stage of development of the market-oriented sector of the economy;

  a rapid growth rate;

  a higher level of control over foreign exchange; and

  the allocation of resources.

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

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006. In addition, due to additional capital contributed by BAK International to Shenzhen BAK in both 2005 and 2006 and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007 and 2008, Shenzhen BAK was granted a preferential income tax rate of 7.5%, 11.8% and 12.6% for calendar years 2007, 2008 and 2009, respectively. In accordance with the transition period of the new corporate income tax law (the “New CIT Law”) and before considering the above-mentioned tax concessions, Shenzhen BAK’s income tax rate for calendar years 2010 and 2011 are expected to be 22% and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, Shenzhen BAK’s income tax rates after consideration of its tax concessions are expected to be 15% for both calendar years 2010 and 2011, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

BAK Electronics, established in August 2005, has been eligible for the same preferential tax treatment previously applicable to Shenzhen BAK and was in the tax holiday and fully exempt from any enterprise income tax for calendar years 2006 and 2007 followed by a three-year 50% reduction in its enterprise income tax rate. In addition, pursuant to the transition period of the New CIT Law and before considering the above-mentioned 50% reduction, BAK Electronics’ income tax rates for calendar years 2009, 2010 and 2011 are expected to be 20%, 22% and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, BAK Electronics’ income tax rate after consideration of its tax holiday are expected to be 10%, 11% and 24% for calendar years 2009, 2010 and 2011, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the current year due to the current tax losses carried forward from the calendar year 2008.

BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses.

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

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 62.9% of our revenues and 96.9% of our costs and expenses for the year ended September 30, 2009 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.6% of our assets excluding cash were denominated in RMB as of September 30, 2009. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $8.8 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2009. As of September 30, 2009, our accumulated other comprehensive income was $24.8 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rule”), which became effective on September 8, 2006. The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. The regulations prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

An outbreak of a pandemic avian influenza, Severe Acute Respiratory Syndrome (“SARS”), swine flu, or other contagious disease may have an adverse effect on the economies of certain Asian countries and may adversely affect our results of operations.

During the past six years, large parts of Asia experienced unprecedented outbreaks of avian influenza caused by the H5N1 virus which, according to a report of the World Health Organization, or WHO, in 2004, “moved the world closer than any time since 1968 to an influenza pandemic with high morbidity, excess mortality and social and economic disruption.” Currently, no fully effective avian flu vaccines have been developed and there is evidence that the H5N1 virus is evolving and an effective vaccine may not be discovered in time to protect against the potential avian flu pandemic. In the first half of 2003, certain countries in Asia experienced an outbreak of severe acute respiratory syndrome, or SARS, a highly contagious form of atypical pneumonia, which seriously interrupted the economic activities and the demand for goods plummeted in the affected regions. Additionally, during April and May 2009, there have been outbreaks of highly pathogenic swine flu, caused by the H1N1A virus, in certain regions of the world, including parts of Asia. An outbreak of avian flu, SARS, swine flu, or other contagious disease or the measures taken by the governments of affected countries against such potential outbreaks, may seriously interrupt our production operations or those of our suppliers and customers, which may have a material adverse effect on our results of operations. The perception that an outbreak of avian flu, SARS, swine flu, or other contagious disease may occur again may also have an adverse effect on the economic conditions of countries in Asia.

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

Under the New Enterprise Income Tax Law, or the New CIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed the New CIT Law and its implementing rules, both of which became effective on January 1, 2008. Under the New CIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New CIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New CIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that China BAK Battery, Inc. is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New CIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2009 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

In addition, under the New CIT Law, dividends payable by a FIE to any of its foreign non-resident enterprise investors shall be subject to a 10% withholding tax, unless such foreign non-resident enterprise investor’s jurisdiction of incorporation has signed a tax treaty or arrangement for the avoidance of double taxation and the prevention of fiscal evasion with respect to taxes on income with China that provides for a reduced rate of withholding tax on dividends. Since the PRC and Hong Kong have signed the above-mentioned tax arrangement for the avoidance of double taxation, and Shenzhen BAK, BAK Electronics and BAK Tianjin are wholly owned by BAK International, the dividends payable by each of Shenzhen BAK, BAK Electronics and BAK Tianjin to its foreign non-resident enterprise investors are expected to be subject to a 5% withholding tax pursuant to the China-Hong Kong double tax arrangement. However, dividends declared and paid from pre-January 1, 2008 distributable profits are grandfathered under the New CIT Law and are not subject to withholding tax.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -1.4% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

  actual or anticipated fluctuations in our quarterly operating results;

  announcements of new products or services by us or our competitors;

  changes in financial estimates by securities analysts;

  market conditions in our industry;

  changes in operations or market valuations of other companies in our industry;

  our sales of common stock;

  investor perceptions of us and our business;

  changes in the estimates of the future size and growth rate of our markets;

  market conditions in industries of our customers;

  announcements by our competitors of significant acquisitions;

  strategic partnerships, joint ventures or capital commitments;

  recruitment or departures of key personnel;

  potential litigation;

  any material weaknesses in our internal control over financial reporting; and

  the overall economy, geopolitical events, terrorist activities, or threats of terrorism.

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

Our directors and executive officers, collectively, own approximately 34.4% of our outstanding common stock and may be able to control our management and affairs.

As of September 30, 2009, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 34.4% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

Provisions in our articles of incorporation and bylaws could entrench our board of directors and prevent a change in control.

Our articles of incorporation provide that special meetings of the stockholders can only be called by our president or any other executive officer, or the board of directors, or any member thereof, the record holder or holders of at least 10% of all shares entitled to vote at the meeting, or the president or secretary at the written request of our stockholders holding not less than 30% of all shares issued, outstanding and entitled to vote. In addition, our bylaws and/or our articles of incorporation (i) allow vacancies in the board of directors to be filled by a majority of the remaining directors, though less than a quorum, (ii) provide that no contract or transaction between us and one or more of our directors or officers is void if certain criteria are met, (iii) provide that our bylaws may be amended or appealed at any meeting of the board of directors at which a quorum is present, by the affirmative vote of a majority of the directors present at such meeting, and (iv) provide that at an annual meeting, our stockholders elect a board of directors and transact such other business as may properly be brought before the meeting; by contrast, at a special meeting, our stockholders may transact only the business for the purposes specified in the notice of the meeting unless all of our stockholders entitled to vote are present at the special meeting and consent.

In addition, our board of directors may cause us to issue our authorized but unissued shares of common stock in the future without stockholders’ approval. These additional shares may be utilized for a variety of corporate purposes, including future public offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of common stock could render more difficult or discourage an attempt to obtain control of a majority of our common stock by means of a proxy contest, tender offer, merger or otherwise.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.             PROPERTIES.

We have completed the construction and put into use facilities measuring 218,178 square meters comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls and administrative offices at the BAK Industrial Park in Shenzhen. Of that space, approximately 81,411 square meters are manufacturing facilities. We have completed the construction and put into use facilities measuring 65,127 square meters comprised of manufacturing facilities, dormitory space, dining halls and other facilities in Tianjin. Of that space, approximately 44,129 square meters are manufacturing facilities. The primary reasons for our continuing investments in the facilities in Tianjin are to realize the benefits of our prior investment in these facilities, to position the Company to capitalize on our knowledge of and experience with established markets for lithium-phosphate technology, such as electric bicycles, cordless power tools, and mining lamps, and to penetrate emerging consuming markets for this technology, such as light electric vehicles and hybrid electric vehicles. The first trial shipment of its lithium-phosphate cells was used in electric bicycles, cordless power tools, uninterruptible power supplies and mining lamps. We have received positive market feedback to these samples. We expect interest in light electric vehicles and hybrid electric vehicles to increase demand for our rechargeable lithium-based batteries substantially. We have been engaged in the research and development of lithium-phosphate cells specifically for use in light electric vehicles and hybrid electric vehicles. As indicated above, our Tianjin facility is the nexus for all such research and development.

At present, we have no significant payment obligations related to these facilities.

We believe that our existing facilities have met our current business needs and will meet the needs of our expanded operations.

The following table sets forth the breakdown of our facilities as of September 30, 2009 based on use and product type:

Shenzhen BAK facilities	Usage	Area (m2))
Completed facilities	Manufacturing
	Prismatic (steel-case)	- 0 -
	Prismatic (aluminum-case)	45,179
	Cylindrical	22,344
	Lithium polymer	13,888
	R&D and administrative	39,425
	Warehousing	19,087
	Workers’ dormitory	46,124
	Other facilities	32,131
	Sub-total	218,178

BAK Tianjin facilities
Completed facilities	Manufacturing
	High-power lithium-phosphate	44,129
	Workers’ dormitory	13,481
	Dinning hall	7,407
Other facilities	110
Sub- total	65,127

Total	283,305

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

We have insurance for our manufacturing facilities for Shenzhen BAK Battery Co., Ltd located in BAK Industrial Park and our manufacturing facilities at our Tianjin facility. However, we are not able to insure our new Research and Development Test Centre to be constructed in Shenzhen, China, until we receive the required certificate of property ownership. Upon receipt of the certificate of property ownership, we intend to procure such insurance. The applications for the related certificates of property ownership rights are in process with respect to our facilities at BAK Industrial Park and Tianjin (see discussion of our Research and Development Test Centre below). As we have been granted the land use rights certificate to the premises presently occupied by the Company in BAK Industrial Park, there should be no legal barriers for us to obtain a property ownership certificate for this property. However, it is possible that the Shenzhen government may determine that even with our land use rights certificate, the buildings constructed at BAK Industrial Park were still constructed without the proper authority and must be vacated as illegitimate constructions, and we might be subject to penalties and fines. However, we believe that this possibility, while present, is remote.

As of September 30, 2007, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our Tianjin facility. As of September 30, 2008, we had obtained the relevant land use rights certificate to this facility. As of September 30, 2009, we were in the process of obtaining the relevant property ownership rights certificate to this facility. Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had originally requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make the remaining contribution of the registered capital by December 11, 2009, which we have interpreted as an extension of the completion date of construction to this date.

As of September 30, 2007, we had paid the lease prepayment amount of $717,000 for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China. As of September 30, 2008, we had obtained the relevant property ownership and land use rights certificate. Pursuant to the property ownership and land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, the Shenzhen government has agreed to increase the dimensions of the Research and Development Test Centre and signed two supplemental agreements with us. According to the supplemental agreements, we are required to complete the construction by May 6, 2011. In addition, according to the property ownership and land use rights certificate, such land may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. As of September 30, 2009 we were in the process of negotiating with the relevant government bureau for the requisite approval. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures.

ITEM 3. LEGAL PROCEEDINGS.

Except as described below, we are not a party to any legal proceedings, nor are we aware of any threatened or contemplated proceedings which are expected to result in a material adverse effect on our financial position, or results of operation.

Patent Litigation. On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against us. We had an agreement with A123Systems, which, as amended on August 18, 2005, terminated in accordance with its terms on August 30, 2007, under which we had agreed to manufacture products for A123Systems according to the specifications furnished by, and using the finished electrodes and other materials consigned by, A123Systems to us. The plaintiffs alleged that, by manufacturing rechargeable lithium cells for A123Systems for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker Corporation, we had infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs seek injunctive relief and damages in an unspecified amount. A123Systems, Black & Decker Corporation and Black & Decker (U.S.) Inc. have also been named as co-defendants in this lawsuit. The court has not ruled on this lawsuit. The Company understands that this lawsuit is a countersuit against A123Systems, which filed a claim against Hydro-Quebec in the United States District Court of Massachusetts in April 2006. In that suit, A123Systems sought declaratory relief that the two said U.S. patents are invalid and that A123Systems is not infringing either of these two patents.

Following the filing of the lawsuit, the United States Patent and Trademark Office reexamined the patents. The patents were re-issued with substantial modification of the patent claims. The plaintiffs have advised that, in their view, the lawsuit continues to be viable against the defendants, including China BAK. The plaintiffs' position has not been tested. Currently pending is the plaintiffs' motion to amend their complaint to take the USPTO action into account.

If the court were to issue an adverse decision, the Company could face a substantial monetary damages award. While such an adverse decision could also prohibit the Company from future production of rechargeable lithium cells manufactured for A123Systems or may require the Company to pay royalties to engage in any such production, the Company has no plans to pursue production of batteries for A123. The court has not issued any substantive decisions in the litigation and there has been no substantive pretrial discovery. As a result, at this time, the Company is unable to express a view on the extent of any possible award of damages that might be rendered in the litigation.

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

Liquidated Damages Pursuant to November 2007 Registration Rights Agreement. During the fiscal year ended September 30, 2009, we were initially liable for liquidated damages to a shareholder whose shares were required to be included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with this shareholder and certain other investors in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto has not been declared effective by the SEC by the 100th calendar day after the closing of our private placement on November 9, 2007, or the Effectiveness Deadline, then we would be liable to pay partial liquidated damages to each investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on the one-month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (prorated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline, and the time that we are no longer required to keep such resale registration statement effective because either the investors have sold all of their shares or the investors may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by each investor for the shares it purchased in our November 2007 private placement on the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (pro-rated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that we are no longer required to keep such resale registration statement effective because either the investors have sold all of their shares or the investors may sell their shares pursuant to Rule 144 without volume limitations. Such liquidated damages would bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

On December 21, 2007, pursuant to the registration rights agreement, we filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. The lateness of this filing triggered liquidated damages consistent with the formula described above. On August 26, 2008, we conducted a registered direct offering of 4,102,564 shares of common stock, at an offering price of $3.90 per share, in which the investors also received warrants to purchase up to 4,102,564 shares of common stock at an exercise price of $3.90 per share. With one exception, all of the investors that participated in our November 2007 private placement, or affiliates of them, participated in our August 2008 registered direct offering. We reduced each of these investors’ (or each such investor’s participating affiliate’s) purchase price by an amount that was at least equal to the amount that we determined that we were liable for as liquidated damages to such investor (or its participating affiliate). As of June 30, 2009, the remaining investor had waived any and all rights relating to liquidated damages pursuant to the November 2007 registration rights agreement. As of September 30, 2009, approximately $159,000 of liquidated damages remained outstanding for accounting purposes.  Pursuant to the settlements described above, however, we do not believe that we are actually liable for this amount.

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

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price Information for Our Common Stock

Since May 31, 2006, our common stock has been listed on the Nasdaq Global Market under the symbol “CBAK.” On December 11, 2009, the last reported sales price of our common stock on the Nasdaq Global Market was $2.48 per share.

The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the Nasdaq Global Market, as adjusted for all previously effected stock splits. These prices do not include retail markup, markdown or commission and may not represent actual transactions.

	Common Stock

	High	Low
Year Ended September 30, 2009
First Quarter	$3.70	$1.21
Second Quarter	$1.82	$0.89
Third Quarter	$3.64	$1.60
Fourth Quarter	$4.95	$2.54

Year Ended September 30, 2008
First Quarter	$8.58	$3.58
Second Quarter	$5.88	$3.16
Third Quarter	$5.25	$3.60
Fourth Quarter	$5.10	$3.50

Holders of Our Common Stock

As of December 11, 2009, there were 63,601,276 shares of our common stock outstanding. As of December 11, 2009, we had approximately 55 record holders of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

No securities were sold by the registrant during the fiscal year ended September 30, 2009 that were not registered under the Securities Act.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended September 30, 2009.

ITEM 6.         SELECTED FINANCIAL DATA.

Selected Consolidated Financial Data

The selected consolidated statement of operations and comprehensive income / (loss) data for the years ended September 30, 2007, 2008 and 2009 and the selected consolidated balance sheet data as of September 30, 2008 and 2009 are derived from our audited consolidated financial statements included elsewhere in this Report.

The selected consolidated balance sheet data as of September 30, 2005, 2006 and 2007, and the selected consolidated financial data for the years ended September 30, 2005 and 2006, are derived from our audited consolidated financial statements not included in this Report.

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

	As of September 30,
	2009	2008	2007	2006(1)	2005
	(in thousands of U.S. dollars, except per share data)
Statement of Operations Data:
Net revenues	$211,144	$245,348	$145,861	$143,829	$101,922
Cost of revenues	$184,388	$214,442	$120,255	$104,196	$76,047
Gross profit	$26,756	$30,906	$25,606	$39,633	$25,875
Operating expenses	$33,809	$31,402	$21,025	$17,061	$10,391
Operating (loss) / income	$(7,053)	$(496)	$4,581	$22,572	$15,484
Finance costs, net	$9,356	$11,021	$5,225	$1,888	$845
Gain on trading securities	$-	$-	$-	$279	$-
Government grant income	$636	$1,774	$1,035	$-	$-
Other (income) / expenses	$(528)	$(757)	$103	$205	$490
Income tax (benefit) / expense	$(1,253)	$(1,045)	$(195)	$593	$652
Net (loss) / income	$(13,992)	$(7,941)	$483	$20,165	$13,497
Other comprehensive income / (loss)
- Foreign currency translation adjustment	$(354)	$15,261	$6,436	$2,443	$1,005
Comprehensive (loss) / income	$(14,346)	$7,320	$6,919	$22,608	$14,502
Net (loss) / income per share data(2)
Basic and Diluted	$(0.25)	$(0.15)	$0.01	$0.41	$0.35
Weighted average number of shares
Basic	56,964	52,314	48,979	48,880	38,289
Diluted	56,964	52,314	49,442	48,913	38,409

(1) Prior to October 1, 2005, we applied the intrinsic-value method for stock-based award accounting, under which compensation expense is recorded only if on measurement day, which is generally the date of grant, the market price exceeded the exercise price. No stock-based compensation costs were recognized in fiscal year 2005. We adopted SFAS 123(R), now included in ASC Topic 718, commencing from October 1, 2005 using the modified prospective approval. Therefore, share-based compensation costs of $2.6 million, $3.8 million, and $3.7 million are recognized in fiscal years 2007, 2008, and 2009, respectively.

(2) Basic net (loss) / income per share is computed by dividing net (loss) / income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if currently outstanding securities or other contracts to issue shares were exercised or converted into shares.

(3) Less than $1,000.

	As of September 30,
	2009	2008	2007	2006	2005
	(in thousands of U.S. dollars)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$30,678	$35,707	$14,197	$21,100	$33,056
Pledged deposits	$31,115	$4,449	$4,595	$12,972	$19,392
Trade accounts receivable, net	$83,292	$82,740	$63,151	$64,332	$43,864
Inventories	$65,535	$67,583	$59,827	$47,389	$21,696
Property, plant and equipment, net	$219,685	$195,435	$145,123	$109,406	$65,751
Lease prepayments, net	$32,166	$31,782	$17,884	$3,161	$3,155
Total assets	$472,084	$424,047	$307,229	$259,655	$189,486

Total current liabilities	$266,270	$193,466	$150,926	$145,722	$98,944
Short-term bank loans	$139,159	$105,598	$89,871	$67,900	$39,545
Long term liabilities	$49,213	$63,509	$29,571	$305	$233
Total liabilities	$315,483	$256,975	$180,497	$146,027	$99,177
Total shareholders’equity	$156,601	$167,072	$126,732	$113,628	$90,309

Total liabilities and shareholders’ equity	$472,084	$424,047	$307,229	$259,655	$189,486

	As of September 30,
	2009		2008		2007	2006	2005
	(in thousands of U.S. dollars, except percentages)
Other Consolidated Financial Data:
Gross margin (1)	12.7%		12.6%		17.6%	27.6%	25.4%
Operating (loss) / margin (2)	(3.3%	)	(0.2%	)	3.1%	15.7%	15.2%
Net (loss) / margin (3)	(6.6%	)	(3.2%	)	0.3%	14.0%	13.2%
Capital expenditures	$41,507		$51,228		$65,835	$41,382	$30,594
Depreciation and amortization	$12,832		$13,249		$8,912	$5,816	$3,581
Net cash provided by / (used in) operating activities	$38,391		$2,704		$2,986	$(5,685)	$8,014
Net cash used in investing activities	$41,638		$50,551		$65,895	$41,416	$30,596
Net cash (used in) / provided by financing activities	$(1,623)		$67,164		$55,244	$35,047	$52,363

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

Overview

Although the business climate in China is recovering, the global economic environment remains weak. During the fiscal year ended September 30, 2009, we generated $211.1 million in net revenues, which is 13.9% lower than the $245.3 million in net revenues generated in the fiscal year ended September 30, 2008 and 44.8% higher than our net revenues of $145.9 million in the fiscal year ended September 30, 2007. The substantial year-over-year decrease in net revenues during fiscal year 2009 as compared to the same period of fiscal years 2008 and 2007 was generally due to the global financial crisis and recession, which weakened demand for many of the products that our customers sell.

In fiscal year 2009, we implemented our aggressive cost management program to reduce costs and expenses. We have adjusted our long-term and short-term bank loans structure, and as a result, finance costs decreased to their lowest annual levels since fiscal year 2007, $9.4 million. We also have been focusing on developing new revenue sources in our domestic market and abroad.

In the near-term, we anticipate operating challenges due to the difficult business environment. These challenges may impede the trend of increasing our revenues and gross margin. In response, we will continue to take cost-cutting actions such as maintaining the suspension of our steel-case cell production to reduce unneeded inventory and to lower our energy costs.

We also are exploring and capitalizing on opportunities to generate additional sources of revenue. Our prismatic cell exports to India increased during fiscal year 2009, and we are still positively seeking to increase the market share of our prismatic cells for OEM cellular phones in China. Furthermore, we plan to focus more on our cylindrical cells and polymer cells, as the market demand for these products is increasing due to the gradual economic recovery. In addition, we are pursuing opportunities to raise our selling prices by penetrating high-end markets, and to further reduce the manufacturing costs and the purchase costs of raw materials.

During fiscal year 2009, we initiated shipments of cylindrical cells to a battery pack manufacturer that services an international tier-one OEM notebook manufacturer after passing its product certification test in the March quarter of fiscal year 2009. Such shipments, while initially small, are expected to promote our penetration into the Notebook OEM market when North America begins its economic recovery.

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

To help us finance and expand our operations, we have access to $212.4 million in short-term credit facilities and $55.7 million in long-term credit facilities. As of September 30, 2009, the principal outstanding amounts included short-term bank loans of $131.9 million under credit facilities and $7.3 million separate from our credit facilities, long-term bank loans of $16.1 million maturing within one year and long-term bank loans of $39.6 million maturing in over one year, and bills payable of $30.9 million under credit facilities and $23.0 million separate from our credit facilities, leaving $49.6 million of short-term funds available under our credit facilities for additional cash needs. In addition, on July 10, 2008, our $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we raised $16.0 million in gross revenue from common stock purchases and issued common stock warrants exercisable for up to $16.0 million in additional gross proceeds. As none of the warrants were exercised before their expiration, as of September 30, 2009 we were in a position to raise up to an additional $44.0 million in gross proceeds from additional equity financings under this shelf registration statement.

Our Business

We are one of the largest manufacturers of lithium-ion battery cells in the world, as measured by production output. Our battery cells are the principal component of rechargeable lithium-based batteries used to power the following applications:

  cellular phones — customer segments include OEM and replacement battery manufacturers;

  notebook computers;

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

At the request of customers that order prismatic battery packs, we also engage battery pack manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers for the replacement market and OEM market. OEMs also purchase our battery cells from battery pack manufacturers. We expect that sales of prismatic battery packs in such a manner will represent a decreasing percentage of our revenues going forward.

To meet the growing demand for our products and to capture new opportunities, we offer the following three product lines:

  Cylindrical lithium-ion cells for use in notebook computers. We began commercial production of cylindrical cells for notebook computers in June 2006 using our new automated production line. We increased our manufacturing capacity in line with advancements in our manufacturing technology and increases in customer demand. We have become a major competitor in the PRC domestic OEM market and leading brand names such as ASUS and Hasee have designated us as an approved cell provider for their branded batteries. As of September 30, 2009, a first-tier international OEM notebook computer manufacturer determined that our cylindrical lithium-ion cells met their stringent performance and reliability requirements, and accepted us into its approved vendor list. During the third quarter of fiscal year 2009, we initiated shipments of cylindrical cells to this OEM notebook manufacturer. Such shipments, while initially small, are expected to promote our penetration into the Notebook OEM market when North America begins its economic recovery. We have also been actively pursuing other tier-one OEM qualifications from international brand names, such as Dell and Lenovo.

  High-power lithium-phosphate cells for use in cordless power tools, uninterruptible power supplies, mining lamps, electric bicycles, light electric vehicles, hybrid electric vehicles, and other applications. We began commercial production of lithium-phosphate cells at our Shenzhen facility for use in cordless power tools in October 2005, and for mining lamps in March 2007, at which point our lithium-phosphate cells passed certain related governmental safety tests. In December 2006, a new subsidiary, BAK Tianjin, was incorporated to focus on the R&D, manufacturing and distribution of lithium-phosphate cells. We have since shifted all lithium-phosphate cells manufacturing machinery, equipment and personnel from our Shenzhen facility to our Tianjin facility. In October 2008, our Tianjin facility completed construction of its first lithium-phosphate cells production line, and initiated trial production of lithium-phosphate cells. Our Tianjin facility is now capable of producing lithium-phosphate high-power cells for electric bicycles, uninterruptible power supplies, and other applications in addition to those mentioned above. This facility has received positive market feedback to samples of its lithium-phosphate high-power cells. Moreover, this facility’s “Electric Vehicles Lithium-phosphate Power Battery Industrialization Project” was accepted into the PRC’s National High Technology Research and Development Program, or “National 863 Program”, by the PRC’s Ministry of Science and Technology. In that connection, we sent battery cell samples made at our Tianjin facility for light electric vehicles to customers and to manufacturing partners in the National 863 program. We received positive market feedback to these samples. We believe that we will generate additional revenue and increase market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

  Lithium polymer cells, historically for use in ultra-portable electronic devices, such as high-end cellular phones, PDAs, Bluetooth headsets, digital media players, and digital audio players. We began commercial production of lithium polymer cells in September 2005. We have recently expanded the applications of our lithium polymer cells to notebook computers. During fiscal year 2009, we received orders from notebook computer battery OEM manufacturer STL Technology Co., Ltd. We believe that we will generate additional revenue and increase market share as the demand for these cells has been increasing.

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

Moreover, due to such recent trends as renewed concerns relating to the availability and price of oil, increased legal fuel-efficiency requirements and incentives, and heightened interest in environmentally-friendly or “green” technologies, light electric vehicles and hybrid electric vehicles are likely to continue to attract substantial interest from vehicle manufacturers and consumers. Light electric vehicles include bicycles, scooters, and motorcycles, with rechargeable electric motors. Due to their relatively small size and light design, approximately 24-150 lithium-phosphate cells can be used to power light electric vehicles. Hybrid electric vehicles include automobiles, trucks, buses, and other vehicles that combine a conventional propulsion system with a rechargeable energy storage system to achieve better fuel economy than conventional vehicles. As these vehicles tend to be large and heavy, their rechargeable energy storage system generally consists of a large quantity of rechargeable lithium-phosphate cells.

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

Pressure from Increases in Costs of Raw Materials

In the near-term, we anticipate that we will continue to experience pressure due to increased costs, including the costs of raw materials and overhead, as well as the costs of additional anticipated capital improvements as we transition from primarily the replacement market industry to global first-tier OEM products. During the first fiscal quarter of fiscal year 2009, the price of lithium cobalt dioxide, the primary cost component of our battery products, remained at historically high levels. In response to this challenge, while we believe that we remain among the low-cost manufacturers in the industry, we are seeking to reduce the purchase costs of raw materials and other unit costs of production while pursuing opportunities to raise selling prices where it would benefit our financial results. We seek to achieve this by increasing our production capacity to give us greater economies of scale through higher bargaining power to secure a supply of materials and equipment at a lower cost, and a larger base for spreading out our fixed costs. In addition, we are seeking to identify alternative raw materials suppliers to the extent there are viable alternatives and to expand our use of alternative raw materials. Among other things, we have successfully developed the technology to use substitute materials to reduce the amount of lithium cobalt dioxide used in the manufacture of lithium-based cells. We have also restructured our operations in an effort to streamline corporate resources and improve internal efficiency, with a particular focus on manufacturing and sales.

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

Second Restatement

In the course of the SEC review of the registration statements referred to above, we determined that beginning with fiscal quarter ended December 31, 2005, we would no longer be considered a “small business issuer.” We restated on March 29, 2006, pursuant to Amendment No.2 to our quarterly report on Form 10-Q for the quarter ended December 31, 2005, our consolidated balance sheet as of December 31, 2005, our consolidated statement of income and comprehensive income and our consolidated statement of cash flows for the three months ended December 31, 2005 to reflect the prospective adoption of SFAS 123(R), now included in ASC Topic 718, relating to the accounting for stock-based compensation commencing in the first quarter of our fiscal year ending September 30, 2006. Pursuant to the restatement, we recognized incremental share-based compensation expense of $711,512 in the quarter ended December 31, 2005. This restatement resulted in among other things, a decrease in gross profit and net income per share for the first quarter of our fiscal year 2006.

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

Our management concluded that our disclosure controls and procedures were not effective as of September 30, 2006, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of the 2006 Form 10-K. Our management also concluded that our disclosure controls and procedures were not effective as of September 30, 2007, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of the 2007 Form 10-K. Management believed that some appropriate measures had been implemented to remediate these weaknesses during the fiscal year 2007, as described in Item 9A. “Controls and Procedures” of the 2007 Form 10-K. However, management concluded that our disclosure controls and procedures were still not effective as of September 30, 2008, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of the 2008 Form 10-K. Investors are directed to Item 9A of the 2006 Form 10-K, the 2007 Form 10-K, and the 2008 Form 10-K for the description of the weaknesses identified for the corresponding fiscal year, and to Item 9A of the 2007 Form 10-K and Item 9A of the 2008 Form 10-K for the description of the measures that had been implemented during the fiscal years ended September 30, 2007 and September 30, 2008, respectively.

As disclosed in our current report on Form 8-K filed with the SEC on April 3, 2007, as amended on April 11, 2007 and April 17, 2007, on March 28, 2007 we dismissed KPMG as our independent registered public accounting firm and appointed PKF as our independent registered public accounting firm, in each case effective April 1, 2007.

Our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 covered by our Management’s Report on Internal Control over Financial Reporting. We have identified the following material weaknesses as of September 30, 2009:

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

Government Grant Income / Other Expenses / (Other Income). Government grant income for the year ended September 30, 2009 mainly consisted of receipt of grant funds to reward Shenzhen BAK for its contributions to the Shenzhen area’s economy and to subsidize the payment for land use rights of BAK Industrial Park. No present or future obligation arises from the receipt of such amount.

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

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006. In addition, due to additional capital contributed by BAK International to Shenzhen BAK in both 2005 and 2006 and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007 and 2008, Shenzhen BAK was granted a preferential income tax rate of 7.5%, 11.8% and 12.6% for calendar years 2007, 2008 and 2009, respectively. In accordance with the transition period of the new corporate income tax law (the “New CIT Law”) and before considering the above-mentioned tax concessions, Shenzhen BAK’s income tax rate for calendar years 2010 and 2011 are expected to be 22% and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, Shenzhen BAK’s income tax rates after consideration of its tax concessions are expected to be 15% for both calendar years 2010 and 2011and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

BAK Electronics, established in August 2005, has been eligible for the same preferential tax treatment previously applicable to Shenzhen BAK and was in the tax holiday and fully exempt from any enterprise income tax for calendar years 2006 and 2007 followed by a three-year 50% reduction in its enterprise income tax rate. In addition, pursuant to the transition period of the New CIT Law and before considering the above-mentioned 50% reduction, BAK Electronics’ income tax rates for calendar years 2009, 2010 and 2011 are expected to be 20%, 22% and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, BAK Electronics’ income tax rate after consideration of its tax holiday are expected to be 10%, 11% and 24% for calendar years 2009, 2010 and 2011, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the current year due to the current tax losses carried forward from the calendar year 2008.

Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $103,000 pursuant to their tax holiday and preferential tax rate for the fiscal year ended September 30, 2009, or $0.007 per basic share.

BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt the New CIT Law. The New CIT Law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic enterprises and FIEs. The New CIT Law became effective on January 1, 2008. According to the New CIT Law, the applicable income tax rate for Shenzhen BAK, BAK Electronics and BAK Tianjin will be 25% after their preferential tax holidays and the transition period have ended. During the transition period, tax rates for subject entities was 18% for the calendar year 2008, and is expected to be 20%, 22%, and 24% for the calendar years 2009, 2010, and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

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

Our Hong Kong subsidiary, BAK International, is subject to Hong Kong profits tax at the rate of 16.5% . However, because it does not have any assessable income derived from or arising in Hong Kong, it has not paid any Hong Kong profits tax.

Our effective tax benefit rate was 67.9%, 11.6%, and 8.2% for the fiscal years ended September 30, 2007, 2008 and 2009, respectively.

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

Results of Operations

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue. All amounts, other than percentages, are in thousands of U.S. dollars.

	Fiscal year ended September 30,

	2009			2008			2007
					As a			As a
		As a			percentage			percentage
	All	percentage of		All	of net		All	of net
	amounts	net revenues		amounts	revenues		amounts	revenues
	(in thousands of U.S. dollars, except percentages)
Statement of operations data:
Net revenues	$211,144	100%		$245,348	100%		$145,861	100%
Cost of revenues	$184,388	87.3%		$214,442	87.4%		$120,255	82.4%
Gross profit	$26,756	12.7%		$30,906	12.6%		$25,606	17.6%
Operating expenses:
Research and development expenses	$5,644	2.7%		$6,252	2.5%		$3,957	2.7%
Sales and marketing expenses	$6,176	2.9%		$5,803	2.4%		$4,696	3.2%
General and administrative expenses	$21,989	10.4%		$19,347	7.9%		$12,372	8.5%

Total operating expenses	$33,809	16.0%		$31,402	12.8%		$21,025	14.4%
Operating (loss) / income	$(7,053)	(3.3%	)	$(496)	(0.2%	)	$4,581	3.2%
Finance Costs, Net	$9,356	4.4%		$11,021	4.5%		$5,225	3.6%
Other (income) / expenses	$(528)	(0.3%	)	$(757)	(0.2%	)	$103	0.1%
Government grant income	$636	0.3%		$1,774	0.7%		$1,035	0.7%
Income tax benefit	$(1,253)	(0.6%	)	$(1,045)	(0.4%	)	$(195)	(0.1%	)

Net (loss) / income	$(13,992)	(6.6%	)	$(7,941)	(3.2%	)	$483	0.3%

Results of operations for the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008.

The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Year ended September 30,
	2009	2008
	(in thousands of U.S.
	dollars)
Prismatic cells
Aluminum-case cells	$111,700	$130,110
Battery packs	$24,705	$25,500
Steel-case cells	$4,980	$29,300
Cylindrical cells	$55,349	$42,567
Lithium polymer cells	$14,230	$17,871
High-power lithium-phosphate cells	$180	$-

Total	$211,144	$245,348

Net Revenues. Net revenues were $211.1 million for the fiscal year ended September 30, 2009 as compared to $245.3 million for the same period of the prior year, a decrease of $34.2 million or 13.9% .

  Net revenues from sales of aluminum-case cells decreased to $111.7 million in the year ended September 30, 2009, from $130.1 million in the same period in fiscal year 2008, a decrease of $18.4 million or 14.1%, due to a 12.8% decrease in sales volume driven by decreased sales to the OEM market in the PRC resulting from the global financial crisis and recession, and by a 1.5% decrease in the average selling price resulting from a change in the type of the aluminum-case cells sold.

  Net revenues from sales of battery packs decreased to $24.7 million in the year ended September 30, 2009, from $25.5 million in the same period in fiscal year 2008, a decrease of $796,000 or 3.1%, due a decrease in our average selling price of 4.2% driven by decreased sales to customers in the OEM market in the PRC which have been hurt by the global financial crisis and recession and offset by a 5.1% increase in the sales volume due to increased export sales.

  Net revenues from the sales of steel-case cells decreased to $5.0 million in the year ended September 30, 2009 from $29.3 million in the same period in 2008, a decrease of $24.3 million or 83.0%. This decrease was due to reduced sales volume of 80.7%, which was primarily attributable to our long-term strategic reduction, and suspension in January 2009, of steel-case cell production which was designed to increase our production capacity of aluminum-case cells for sale to the OEM market and to take advantage of the greater sales prospects and lower costs of aluminum-case cells. During the year ended September 30, 2009, the price and profit margin of steel-case cells were lower than those of aluminum-case cells and market demand for aluminum-case cells was stronger than for steel-case cells. As a result, we suspended our production of steel-case cells in January 2009. We expect that our revenue will be positively impacted by this shift.

  Net revenues from sales of cylindrical cells increased to $55.3 million in the year ended September 30, 2009, from $42.6 million in the same period in fiscal year 2008, an increase of $12.8 million or 30.0%, due to an increase in sales volume of 54.2% driven by increased export sales and offset by a decrease in our average selling price of 15.7%.

  We sold $14.3 million of lithium polymer cells for the year ended September 30, 2009, compared to $17.9 million of lithium polymer cells in the same period in 2008, due to a decrease of 25.1% in sales volume offset by an increase of 6.3% in our average selling price as a result of a decline in market demand relating to the global financial crisis and recession.

  We also sold approximately $180,000 of high-power lithium-phosphate cells in the year ended September 30, 2009, as compared to no sales of this battery cell type in the same period of fiscal year 2008, due to our sale of samples used in electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues decreased to $184.4 million for the year ended September 30, 2009, as compared to $214.4 million for the same period in 2008, a decrease of $30.1 million or 14.0% . The decrease in cost of revenues correlated with a decrease in sales volume over the year ended September 30, 2009.

As a result, gross profit for the year ended September 30, 2009 was $26.8 million or 12.7% of net revenues as compared to gross profit of $30.9 million or 12.6% of net revenues for the same period in 2008. The slight increase in gross profit as a percentage of net revenues was mainly due to a significant increase in the sales of cylindrical cells to customers in the laptop computer market, and an increase in our average selling price, which together generated a slightly higher gross margin, during the year ended September 30, 2009.

Research and Development Expenses. Research and development expenses decreased to $5.6 million for the year ended September 30, 2009, as compared to $6.3 million for the same period in 2008, a decrease of $608,000 or 9.7%, due to a number of decreases in R&D-related costs over the year ended September 30, 2009. Equity-based compensation included in R&D costs decreased by $521,000 as charges relating to outstanding stock options to R&D staff had already been reflected in large part in fiscal periods prior to fiscal year 2009. Depreciation charges increased by $11,000 and research materials charges decreased by $357,000, mainly due to the reduction in work hours during the year ended September 30, 2009. Salaries related to R&D staff increased by $19,000, primarily due to additional compensation charges from severance packages relating to reduction of headcount. Research technical support decreased by $338,000 due to the suspension of a research project during fiscal year 2009.

Sales and Marketing Expenses. Sales and marketing expenses increased to $6.2 million for the year ended September 30, 2009 as compared to $5.8 million for the same period in 2009, an increase of $374,000 or 6.4%, primarily due to a $107,000 increase in packing expenses which increased in line with increased export sales. Equity-based compensation included in sales and marketing expenses increased by $75,000 due to compensation charges applied to the grant of stock options to employees in our sales department on June 22, 2009. As a percentage of revenues, sales and marketing expenses have increased to 2.9% for the year ended September 30, 2009, from 2.4% for the same period in 2008, due to the decrease in revenues from sales offset by lower overall sales expenses.

General and Administrative Expenses. General and administrative expenses increased to $22.0 million, or 10.4% of revenues, for the year ended September 30, 2009 as compared to $19.3 million, or 7.9% of revenues, for the same period in 2008, an increase of $2.6 million or 13.7% . Equity-based compensation included in general and marketing expenses increased by $225,000 due to compensation charges applied to the grant of stock options to our administrative staff on June 22, 2009. Bad debt expenses increased by $5.8 million due to the provision charged after we had assessed the collection of accounts receivables from customers during the year ended September 30, 2009. We recognized exchange loss of $49,000 for the year ended September 30, 2009, compared with $1.3 million for the same period in fiscal year 2008.

In addition, we are liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in relation to a private placement that we closed in November 2007. The SEC did not declare this registration statement effective by a certain date, and under the November 2007 registration rights agreement, the included selling shareholders became eligible for liquidated damages of approximately $561,000 as of September 30, 2008. Please see Part I, Item 3. “Legal Proceedings — Liquidated Damages Pursuant to November 2007 Registration Rights Agreement” for a further description of these liquidated damages. We therefore recognized in general and administrative expenses an amount of approximately $561,000 for the liquidated damages for the fiscal year ended September 30, 2008.

On August 26, 2008, we conducted a registered direct offering of 4,102,564 shares of common stock, at an offering price of $3.90 per share, in which the investors also received warrants to purchase up to 4,102,564 shares of common stock at an exercise price of $3.90 per share. With one exception, all of the investors that participated in our November 2007 private placement, or affiliates of them, participated in our August 2008 registered direct offering. We reduced each of these investors’ (or each such investor’s participating affiliate’s) purchase price by an amount that was at least equal to the amount that we determined that we were liable for as liquidated damages to such investor (or its participating affiliate). As of June 30, 2009, the remaining investor had waived any and all rights relating to liquidated damages pursuant to the November 2007 registration rights agreement. As of September 30, 2009, approximately $159,000 of liquidated damages were recognized as general and administrative expenses.  Pursuant to the settlements described above, however, we do not believe that we are actually liable for this amount.

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

Operating Loss. As a result of the above, operating loss totaled $7.1 million for the year ended September 30, 2009, as compared to operating loss of $497,000 for the same period of the prior fiscal year, an increase of $6.6 million or 1,320%. As a percentage of net revenues, operating loss was 3.3% for the year ended September 30, 2009, as compared to operating loss of 0.2% for the same period of the prior fiscal year.

Finance Costs, Net. Finance costs, net, decreased to $9.4 million for the year ended September 30, 2009 as compared to $11.0 million for the same period of the prior year, a decrease of $1.7 million or 15.1% . We have $139.2 million in short-term bank loans maturing in less than one year, $16.1 million in long-term bank loans maturing within one year, and $39.5 million in other long-term bank loans maturing in more than one year, outstanding as of September 30, 2009, as compared to $105.6 million in short-term bank loans maturing in less than one year, $8.8 million in long-term bank loans maturing in more than one year, and $55.7 million in other long-term bank loans maturing in more than one year, outstanding as of September 30, 2008. The decrease in net finance costs is mainly attributable to a decrease in the average bank loan interest rates on both our short-term and long-term bank loans during the year ended September 30, 2009, although the outstanding principal amounts of both our short-term and long-term bank loans increased.

Government Grant Income/Other Expenses/(Other Income). Government grant income was $636,000 for the year ended September 30, 2009 as compared to $1.8 million for the same period of 2008. Government grant income for the year ended September 30, 2009 mainly consisted of government grant funds of $402,000 to reward Shenzhen BAK for its contributions to the Shenzhen area’s economy and the amortization of deferred revenue of $234,000 in respect of the government subsidies received for the additional cost of land use rights for BAK Industrial Park. No present or future obligation arises from the receipt of such government subsidies. Government grant income was $1.8 million for the year ended September 30, 2008. Government grant income for the year ended September 30, 2008 mainly consisted of government grant funds of $1.0 million to subsidize the interest expenses incurred by the Company in prior years for R&D activities, of $492,000 to reward Shenzhen BAK for its contributions to the Shenzhen area’s economy and the amortization of deferred revenue in respect of the government subsidies received for additional costs of land use rights for BAK Industrial Park.

Income Tax Benefit. Income tax benefit was $1.3 million for the year ended September 30, 2009, as compared to $1.0 million for the same period of 2008. The change was the result of a deferred tax provision during the year ended September 30, 2009.

Net Loss. As a result of the foregoing, we had a net loss of $14.0 million for the year ended September 30, 2009, compared to $7.9 million for the same period of 2008.

Results of operations for the fiscal year ended September 30, 2008 as compared to the fiscal year ended September 30, 2007.

The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Year ended September 30,
	2008	2007
	(in thousands of U.S.
	dollars)
Prismatic cells
Aluminum-case cells	$130,110	$69,916
Battery packs	$25,500	$11,798
Steel-case cells	$29,300	$34,869
Cylindrical cells	$42,567	$3,422
Lithium polymer cells	$17,871	$5,294
High-power lithium-phosphate cells	$-	$20,562

Total	$245,348	$145,861

Net Revenues. Net revenues increased to $245.3 million for the fiscal year ended September 30, 2008 as compared to $145.9 million for the same period of the prior year, an increase of $99.4 million or 68.2% .

  Net revenues from the sales of steel-case cells decreased to $29.3 million in the year ended September 30, 2008 from $34.9 million in the same period in 2007, a decrease of $5.6 million or 16.0%, due to our strategic reduction of steel-case cell production in order to increase our aluminum-case cell production capacity, to facilitate our transition from the secondary market to the OEM market, and to capitalize on the greater benefits of aluminum-case cells. During the year ended September 30, 2008, the price and profit margin of steel-case cells were lower than those of aluminum-case cells, and market demand for aluminum- case cells was stronger than that for steel-case cells. As a result, we expect to continue to increase our production of aluminum-case cells and decrease our production of steel-case cells. We expect that this shift will positively impact our revenue.

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

Cost of Revenues. Cost of revenues increased to $214.4 million for the year ended September 30, 2008, as compared to $120.3 million for the same period in 2007, an increase of $94.1 million or 78.3% . The increase in cost of revenues was mainly due to a significant increase in the cost of lithium cobalt dioxide, the main raw material in our products.

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

General and Administrative Expenses. General and administrative expenses increased to $19.3 million, or 7.9% of revenues, for the year ended September 30, 2008 as compared to $12.4 million, or 8.5% of revenues, for the same period in 2007, an increase of $7.0 million or 56.4% . Share-based compensation included in general and administrative expenses increased by $899,000 due to new stock options granted to the employees in our general administration department on June 25, 2007, January 28, 2008 and May 29, 2008. We also recognized an exchange loss of $1.3 million for the year ended September 30, 2008. Salaries and welfare increased by $1.3 million in the aggregate due to an increase in average salaries paid. Audit fees, legal fees and consultant fees also increased by US$442,000 due to two securities offerings consummated on November 9, 2007 and August 26, 2008, respectively.

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

In addition, we were liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in relation to a private placement that we closed in November 2007. The SEC did not declare this registration statement effective by a certain date, and under the November 2007 registration rights agreement, the included selling shareholders became eligible for liquidated damages of approximately $561,000 as of September 30, 2008. Please see Part I, Item 3. “Legal Proceedings — Liquidated Damages Pursuant to November 2007 Registration Rights Agreement” for a further description of these liquidated damages. We therefore recognized in general and administrative expenses an amount of approximately $561,000 for the liquidated damages for the fiscal year ended September 30, 2008, as compared to approximately $760,000 for the same period in 2007.

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

Operating Income / (Loss). As a result of the above, operating loss totaled $497,000 for the year ended September 30, 2008, as compared to operating income of $4.6 million for the same period of the prior fiscal year, a decrease of $5.1 million or 110.8% . As a percentage of net revenues, operating loss was 0.2% for the year ended September 30, 2008, as compared to operating income of 3.2% for the same period of the prior fiscal year.

Finance Costs, Net. Finance costs, net, increased to $11.0 million for the year ended September 30, 2008 as compared to $5.2 million for the same period of the prior year, an increase of $5.8 million or 110.9% . We had $105.6 million in short-term bank loans maturing in less than one year, $8.8 million in long-term bank loans maturing within one year, and $55.7 million in other long-term bank loans maturing in more than one year, outstanding as of September 30, 2008, as compared to $89.9 million in short-term bank loans maturing in less than one year and $29.3 million in long-term bank loans maturing in more than one year, outstanding as of September 30, 2007. The increase in net finance costs is also attributable to the increase in average bank loan interest rates on both our short-term and long-term bank loans and the increase in outstanding principal for both our short-term and long-term bank loans.

Government Grant Income/Other Expenses /(Other Income). Government grant income was $1.7 million for the year ended September 30, 2008 as compared to $1.0 million for the same period of 2007. Government grant income for the year ended September 30, 2008 mainly consisted of government grant funds of $1.0 million to subsidize the interest expenses incurred by the Company in prior years for R&D activities, of $492,000 to reward Shenzhen BAK for its contributions to the Shenzhen area’s economy and the amortization of deferred revenue in respect of the government subsidies received for the additional cost of land use rights for BAK Industrial Park. No present or future obligation arises from the receipt of such government subsidies. Government grant income was $1.0 million for the year ended September 30, 2007. Government grant income for the year ended September 30, 2007 mainly consisted of receipt of grant funds of $777,000 to subsidize the interest expenses incurred by the Company in prior years for research and development activities and $257,000 represented the refund of a value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high technology enterprise.

Income Tax Benefit. Income tax benefit was $1.0 million for the year ended September 30, 2008, as compared to $195,000 for the same period of 2007. The increase was attributable to a deferred tax provision for the year ended September 30, 2008.

Net (Loss) / Income. As a result of the foregoing, we had a net loss of $7.9 million for the year ended September 30, 2008, compared to a net income of $483,000 for the same period of 2007.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of September 30, 2009, we had cash and cash equivalents of $30.7 million, as compared to $35.7 million as of September 30, 2008. In addition, we had pledged deposits amounting to $31.1 million and $4.4 million at September 30, 2009 and September 30, 2008, respectively. Typically, banks will require borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from six to twelve months which coincides with the periods the cash remains pledged to the banks.

We had access to $212.4 million in short-term credit facilities and $55.7 million in long-term credit facilities. As of September 30, 2009, the principal outstanding amounts included short-term bank loans of $131.9 million under credit facilities and $7.3 million separate from our credit facilities, long-term bank loans of $16.1 million maturing within one year and long-term bank loans of $39.6 million maturing in over one year, and bills payable of $30.9 million under credit facilities and $23.0 million separate from our credit facilities, leaving $49.6 million of short-term funds available under our credit facilities for additional cash needs. In addition, on July 10, 2008, our $60 million shelf registration statement was declared effective by the SEC, pursuant to which we had issued $16 million in securities as of September 30, 2009, giving us the potential to raise up to an additional aggregate $44 million in gross proceeds from additional equity financings.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year ended September 30,
	2009	2008	2007
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$38,391	$2,704	$2,986
Net cash used in investing activities	$(41,639)	$(50,551)	$(65,895)
Net cash (used in) / provided by financing activities	$(1,623)	$67,164	$55,244
Effect of exchange rate changes on cash and cash equivalents	$(158)	$2,193	$762
Net (decrease) / increase in cash and cash equivalents	$(5,029)	$21,510	$(6,903)
Cash and cash equivalents at the beginning of period	$35,707	$14,197	$21,100
Cash and cash equivalents at the end of period	$30,678	$35,707	$14,197

Operating Activities

Net cash provided by operating activities was $38.4 million in the year ended September 30, 2009 compared with net cash provided by operating activities of $2.7 million in the same period in 2008. The increase of $35.7 million in operating activities was mainly attributable to longer credit terms we obtained from our suppliers.

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

Investing Activities

Net cash used in investing activities decreased from $50.6 million in the year ended September 30, 2008 to $41.6 million in the same period in 2009. The net cash used in investing activities for the year ended September 30, 2009, was mainly used for procurement of machinery and equipment for two additional cylindrical cell lines, an additional automated prismatic cell production line and construction of new factories in Tianjin, China.

Net cash used in investing activities decreased from $65.9 million in the year ended September 30, 2007 to $50.6 million in the same period in 2008. The net cash used in investing activities for the year ended September 30, 2008, was mainly used for purchasing equipment for a new automated cylindrical cell production line and a new automated prismatic cell production line and paying for the land use rights of BAK Industrial Park.

Financing Activities

Net cash used in financing activities was $1.6 million in the year ended September 30, 2009 compared to $67.2 million provided by financing activities in the same period in 2008. This change was attributable to (i) net proceeds of $12.8 million from a private placement of our common stock completed in November 2007 and net proceeds of $15.0 million from a registered direct offering of our common stock and warrants to purchase our common stock completed in August 2008, with no equivalent proceeds during fiscal year 2009, (ii) a $27.2 million increase in cash deposits at banks as collateral in the year ended September 30, 2009, and (iii) decreased borrowings, net of repayments, of $12.5 million in the year ended September 30, 2009.

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

As of September 30, 2009, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

		Amount
		Borrowed
		(Include
	Maximum	bank loans
	Amount	and bills
	Available	payable)
	(in thousands of U.S. dollars)
Short-term credit facilities:
Agricultural Bank of China	$58,597	$58,597
Shenzhen Development Bank	21,974	21,974
China Everbright Bank	14,649	4,351
China CITIC Bank	21,974	18,420
Bank of Communications	29,298	7,325
Bank of China	65,922	52,136
Subtotal—short-term credit facilities	$212,414	$162,803
Long-term credit facilities:
Agricultural Bank of China	21,974	21,974
China Development Bank	10,254	10,254
Agricultural Bank of China, Tianjin Jinxin Branch	23,439	23,439
Subtotal—long-term credit facilities	$55,667	$55,667
Lines of Credit:
Agricultural Bank of China		4,096
Shenzhen Development Bank		2,402
Bank of China		7,106
China CITIC Bank		1,529
Ningbo Bank		14,612
Shanghai Pudong Development Bank, Tianjin Pucheng Branch		551
Subtotal-lines of credit		$30,296
Total Principal Outstanding	$268,081	$248,766

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $139.2 million, long-term bank loans of $16.1 million maturing within one year and long-term bank loans of $39.6 million maturing in over one year, and bills payable of $53.9 million.

For presentation purposes, the effect of the increase in bills payable balances is included in operating activities in the statements of cash flows due to their nature.

During fiscal year 2009, we repaid 24 loans totaling $151.4 million, and entered into 23 new bank loan agreements totaling $176.3 million. During the fourth quarter of fiscal 2009, we repaid two short-term bank loans with Agricultural Bank of China, Shenzhen Eastern Branch (“Agricultural Bank – Shenzhen Branch”), totaling $14.6 million, and entered into three short-term loan agreements totaling $17.9 million. The three new short-term loan agreements include one loan agreement with Bank of China, Shenzhen Branch (“Bank of China”), totaling $3.3 million, and two loan agreements with Agricultural Bank – Shenzhen Branch, totaling $14.6 million. The material financing terms of these loans are described below.

During the fourth quarter of fiscal year 2009, we borrowed one short-term loan from Bank of China separate from our credit agreement with Bank of China totaling $3.3 million, carrying annual interest of 0.74375% and is due on July 20, 2010.

During the fourth quarter of fiscal year 2009, we also borrowed two short-term loans from Agricultural Bank – Shenzhen Branch totaling $14.6 million, carrying annual interest at 4.617%, adjusted quarterly. The first loan, of approximately $7.3 million, currently carries annual interest at 4.617% and is due on January 21 2010. The second loan, of approximately $7.3 million, currently carries annual interest at 4.617% and is due on January 22 2010.

On April 26, 2009, we entered into a comprehensive credit facility agreement with Bank of Communications to provide a maximum loan amount of RMB 200 million (approximately $29.3 million). This credit facility agreement is guaranteed by BAK Tianjin and Mr. Xiangqian Li. Loans may be drawn at any time from March 25, 2009 to March 25, 2010. As of September 30, 2009, we had borrowed approximately $7.3 million under a loan agreement dated June 23, 2009 under this credit facility agreement, bearing fixed interest of 4.779%, and which is repayable on June 23, 2010.

On January 21, 2009, we entered into a comprehensive credit facility agreement with Shenzhen Nanshan Branch, China Everbright Bank (“China Everbright Bank”) to provide a maximum loan amount of RMB 100 million (approximately $14.6 million). Loans may be drawn at any time from March 30, 2009 to March 30, 2010. As of September 30, 2009, we had borrowed $4.4 million of notes payable under this facility.

On December 8, 2008, we renewed our comprehensive credit facility agreement with Shenzhen Development Bank to provide a maximum loan amount of RMB 150 million (approximately $22.0 million). Loans may be drawn at any time over the one-year period beginning December 8, 2008 and will be due based on each loan agreement. This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and is also secured by $22.0 million of inventory and $5.0 million of machinery and equipment. As of September 30, 2009, we had borrowed approximately $22.0 million under a loan agreement dated December 16, 2008 under this credit facility agreement, bearing a floating interest rate equal to the PBOC’s benchmark rate on the date of the loan agreement and adjusted quarterly, and which is repayable on December 16, 2009. We have since repaid approximately $2.9 million of the principal of this loan. We borrowed approximately $2.9 million under a second loan agreement bearing a floating interest rate equal to the PBOC’s benchmark rate on March 9, 2009 and adjusted quarterly, and which matures on March 9, 2010.

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

As of September 30, 2009, we had five outstanding short-term loans under this credit facility totaling approximately $58.6 million, carrying annual interest at 4.86%, 5.58% and 5.31%, adjusted quarterly. The first loan, of approximately $22.0 million, currently carries annual interest of 5.58% and is due on December 1, 2009. The second loan, of approximately $11.0 million, currently carries annual interest at 5.58% and is due on December 14, 2009. The third loan, of approximately $7.3 million, currently carries annual interest at 4.86% and is due on December 14, 2009. The forth loan, of approximately $7.3 million, currently carries annual interest at 4.86% and is due on December 17, 2009. The fifth loan, of approximately $11.0 million, currently carries annual interest at 5.31% and is due on January 5, 2010. Each of the loan agreements specifically provide for acceleration of repayment of the loan, as well as other penalties and remedies. We also had borrowed three short-term loans separate from our credit agreement totaling $4.0 million, carrying annual interest from 0.29643% to 0.41286% . The first loan, of approximately $0.32 million, carries annual interest of 0.29643% and is repayable on May 26, 2010. The second loan, of approximately $0.68 million, carries annual interest of 0.41286% and is repayable on June 21, 2010. The third loan, of approximately $3.0 million, carries annual interest of 0.34786% and is repayable on June 25, 2010. As of September 30, 2009, we also had three five-year term loans totaling approximately $22.0 million under this credit facility carrying interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan, of approximately $5.9 million, currently carries annual interest of 5.184% and is due on January 25, 2012. The second loan, of approximately $11.7 million, currently carries annual interest of 5.184% and is due in three installments of approximately $2.9 million on January 25, 2010, approximately $7.3 million on January 25, 2011, and approximately $1.5 million on January 25, 2012, respectively. The third loan, originally totaling approximately $8.8 million, currently carries annual interest of 5.76% and was structured to be repaid in two installments. The first installment of approximately $4.4 million was due on January 25, 2009, and was repaid on January 20, 2009. The second installment of approximately $4.4 million is due on January 25, 2010. These five-year term loans are specifically: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $34.8 million as of September 30, 2009; and (iii) secured by the property ownership and land use rights certificates with an aggregate net book value of $104.5 million as of September 30, 2009 in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used at the campus subsequent to such construction.

On May 26, 2008, we entered into a four-year, long-term loan agreement of RMB 160 million (approximately $23.4 million) with Agricultural Bank of China, Tianjin Branch, or Agricultural Bank – Tianjin Branch. This loan agreement is secured by the machinery and equipment purchased for the automated high-power lithium-phosphate cells production line at our Tianjin facility. As of September 30, 2009, we had borrowed $23.4 million under this loan agreement, payable in four installments: (i) RMB 30 million (approximately $4.4 million) on December 26, 2009; (ii) RMB 30 million (approximately $4.4 million) on December 26, 2010; (iii) RMB 50 million (approximately $7.3 million) on December 26, 2011; and (iv) RMB 50 million (approximately $7.3 million) on May 26, 2012.

On February 13, 2009, we renewed a credit facility with China CITIC Bank. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. We were permitted to borrow up to RMB 150 million ($22.0 million) under this credit facility, which matures on February 12, 2010. As of September 30, 2009, we had borrowed $14.6 million under two loans at the fixed annual interest rate of 5.31% and $3.8 million of notes payable under this credit facility totaling approximately $18.4 million. The first loan, of approximately $7.3 million is repayable on February 25, 2010. The second loan, of approximately $7.3 million, carried annual interest of 5.31% prior to May 21, 2009. As of May 21, 2009, pursuant to a supplement agreement modifying the interest rate, this loan carries an annual interest rate of 4.779% . It is repayable on March 6, 2010. We also borrowed $1.5 million of notes payable separate from the credit facility.

On March 4, 2009, we renewed our credit facility agreement with Bank of China to provide a maximum loan amount of RMB 450 million (approximately $65.9 million). This credit facility was guaranteed by BAK International and Mr. Xiangqian Li, and is also secured by machinery and equipment with carrying values of approximately $28.2 million as of September 30, 2009. As of September 30, 2009, we had borrowed $29.3 million under three loans carrying annual interest at 5.31% and 4.779%, and $22.8 million of notes payable under this credit facility agreement. The first loan, of approximately $14.6 million, carries annual interest of 5.31% and is repayable on March 13, 2010. The second loan, of approximately $7.3 million, carries annual interest of 5.31% and matures on March 30, 2010. The third loan, of approximately $7.3 million, carries annual interest of 4.779% and is repayable on June 2, 2010. We had also borrowed $3.3 million of short-term bank loans and $3.8 million of notes payable separate from the credit facility.

On December 26, 2006, we entered into a four-year long-term loan agreement of RMB 100 million (approximately $14.6 million) with Shenzhen Branch, China Development Bank, or China Development Bank. The long-term loan is or was repayable in three installments as follows: RMB 30 million (approximately $4.4 million) on November 20, 2008, which has been repaid; RMB 30 million (approximately $4.4 million) on November 20, 2009; and RMB 40 million (approximately $5.8 million) on December 26, 2010. The long-term loan carries an annual interest rate of 5.76% . The long-term loan is secured by Shenzhen BAK’s pledge of its new Research and Development Test Centre, which is to be constructed in Shenzhen, China. We have committed to pledge the property ownership and land use rights certificates relating to this property as security after the requisite government approval is obtained, pursuant to the loan agreement. According to the property ownership and land use rights certificate that we obtained in relation to this facility, such land may not be pledged without the approval of the relevant government office. As of September 30, 2009, we had not obtained the requisite approval, and were in the process of negotiating with the relevant government bureau for such approval. For further discussion regarding the status of property ownership rights relating to this facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”. The obligations of Shenzhen BAK under the loan agreement are guaranteed by Mr. Xiangqian Li. We had borrowed $10.2 million under this loan agreement as of September 30, 2009.

We had negative working capital of $46.3 million as of September 30, 2009, as compared to working capital of $3.2 million as of September 30, 2008, an increase in negative working capital of $49.5 million. This increase was primarily attributable to longer credit terms we obtained from our suppliers and an increase in short-term bank loans and long-term bank loans maturing within one year. We had short-term bank loans maturing in less than one year of $139.2 million and long-term bank loans maturing within one year of $16.1 million as of September 30, 2009, or a total of $155.3 million of loans maturing within one year, as compared to a total of $114.4 million of such loans as of September 30, 2008, an increase of $40.9 million. We had long-term bank loans maturing in over one year of $39.6 million as of September 30, 2009, as compared to $55.7 million of such loans as of September 30, 2008, a decrease of $16.1 million.

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

Capital Expenditures

We made capital expenditures of $65.8 million, $51.2 million, and $41.5 million in fiscal years 2007, 2008 and 2009, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construction of new factories in Tianjin, China. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Year ended September 30,
	2009	2008	2007
	(In thousands of U.S. dollars)
Construction costs	$869	$16,807	$16,118
Lease prepayment	$1,077	$5,455	$17,042
Purchase of equipment	$39,561	$28,966	$32,675
Total capital expenditure	$41,507	$51,228	$65,835

We estimate that our total capital expenditures in fiscal year 2010 will reach approximately $40.0 million, to purchase manufacturing equipment for the expansion of our production lines and for the construction of our new Research and Development Test Centre at our Shenzhen facility.

We have completed the construction and put into use facilities measuring 218,178 square meters comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls and administrative offices at the BAK Industrial Park in Shenzhen. Of that space, approximately 81,411 square meters are manufacturing facilities. We have also completed the construction and put into use facilities measuring 65,127 square meters comprised of manufacturing facilities, dormitory space, dining halls and other facilities in Tianjin. Of that space, approximately 44,129 square meters are manufacturing facilities. The primary reasons for our continuing investments in the facilities in Tianjin are to realize the benefits of our prior investment in these facilities, to position the Company to capitalize on our knowledge of and experience with established markets for lithium-phosphate technology, such as electric bicycles, cordless power tools, and mining lamps, and to penetrate emerging consuming markets for this technology, such as light electric vehicles and hybrid electric vehicles. The first trial shipment of its lithium-phosphate cells was used in electric bicycles, cordless power tools, uninterruptible power supplies and mining lamps. We have received positive market feedback to these samples. We expect interest in light electric vehicles and hybrid electric vehicles to increase demand for our rechargeable lithium-based batteries substantially. We have been engaged in the research and development of lithium-phosphate cells specifically for use in light electric vehicles and hybrid electric vehicles. As indicated above, our Tianjin facility is the nexus for all such research and development.

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

We have insurance for our manufacturing facilities for Shenzhen BAK Battery Co., Ltd located in BAK Industrial Park and our manufacturing facilities at our Tianjin facility. However, we are not able to insure our new Research and Development Test Centre to be constructed in Shenzhen, China, until we receive the required certificate of property ownership. Upon receipt of the certificate of property ownership, we intend to procure such insurance. The applications for the related certificates of property ownership rights are in process with respect to our facilities at BAK Industrial Park and Tianjin (see discussion of our Research and Development Test Centre below). As we have been granted the land use rights certificate to the premises presently occupied by the Company in BAK Industrial Park, there should be no legal barriers for us to obtain a property ownership certificate for this property. However, it is possible that the Shenzhen government may determine that even with our land use rights certificate, the buildings constructed at BAK Industrial Park were still constructed without the proper authority and must be vacated as illegitimate constructions, and we might be subject to penalties and fines. However, we believe that this possibility, while present, is remote.

As of September 30, 2007, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our Tianjin facility. As of September 30, 2008, we had obtained the relevant land use rights certificate to this facility. As of September 30, 2009, we were in the process of obtaining the relevant property ownership rights certificate to this facility. Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had originally requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make the remaining contribution of the registered capital by December 11, 2009, which we have interpreted as an extension of the completion date of construction to this date.

As of September 30, 2007, we had paid the lease prepayment amount of $717,000 for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China. As of September 30, 2008, we had obtained the relevant property ownership and land use rights certificate. Pursuant to the property ownership and land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, the Shenzhen government has agreed to increase the dimensions of the Research and Development Test Centre and signed two supplemental agreements with us. According to the supplemental agreements, we are required to complete the construction by May 6, 2011. In addition, according to the property ownership and land use rights certificate, such land may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. As of September 30, 2009 we were in the process of negotiating with the relevant government bureau for the requisite approval. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2009:

	Payment Due by Period
					More
		Less than 1	1-3	3-5	than 5
	Total	year	years	years	years
	(In thousands of U.S. dollars)
Short-term bank loans	$139,159	$139,159	$-	$-	$-
Bills payable	$53,939	$53,939	$-	$-	$-
Long-term bank loans	$55,667	$16,114	$39,553	$-	$-
Capital commitments	$9,541	$9,541	$-	$-	$-
Future interest payment on short-term bank loans	$1,866	$1,866	$-	$-	$-
Future interest payment on long-term bank loans	$12,213	$9,201	$3,012	$-	$-
Total	$272,385	$229,820	$42,565	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2009.

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

Transactions described above require accounting treatment under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45, now included in ASC Topic 460. Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of September 30, 2009. As of September 30, 2009, we provided a guarantee for a non-related party, Nanjing Special Metal Equipment Co., Ltd., of one-year short-term bank loans with Evergrowing Bank with a maturity of August 6, 2010. We also provided the guarantees for four other non-related parties, Hunan Reshine New Material Ltd, Shenzhen Tongli Hi-tech Co. Ltd., Shenzhen B&G Technology Development Co. Ltd., and Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd. The maximum amount of our exposure for these guarantees was $28.6 million and $16.9 million at September 30, 2009 and September 30, 2008, respectively.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended September 30, 2009.

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” for a discussion of our credit facilities and loan agreements.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at September 30, 2009, would decrease net income before provision for income taxes by approximately $1.9 million or 12.5% for the fiscal year ended September 30, 2009. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 62.9% of our revenues and 96.9% of our costs and expenses for the year ended September 30, 2009 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.6% of our assets excluding cash were denominated in RMB as of September 30, 2009. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $8.8 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2009. As of September 30, 2009, our accumulated other comprehensive income was $24.8 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of September 30, 2009 and September 30, 2008, the carrying amount of property, plant and equipment, net was $219.7 million and $195.4 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2009 and September 30, 2008, we had not charged off any balances as we had yet to exhaust all means of collection.

Stock-Based Compensation

We adopted the provisions of SFAS 123(R), now included in ASC Topic 718, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. ASC Topic 718 also requires measurement of cost of a liability-classified award based on its current fair value. The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date. Change in fair value during the requisite service period will be recognized as compensation cost over that period.

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

Pursuant to ASC Topic 718, we have recognized compensation costs of $3.7 million in relation to stock-based awards to our employees and non-employee directors for the fiscal year ended September 30, 2009, as an increase in both the operating costs and shareholder’s equity.

Changes in Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No.168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The Accounting Standards Codification combines all authoritative standards into a comprehensive, topically organized online database. Following this Statement, which is now included in ASC Topic 105, “Generally Accepted Accounting Principles”, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) to update the ASC. Since the launch of the ASC on July 1, 2009, only one level of authoritative U.S. GAAP for non-governmental entities exists, other than guidance issued by the Securities and Exchange Commission. This Statement became effective for our annual reporting periods ending after September 15, 2009, but did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, or SFAS No. 157, now included in ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 has no material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”, or SFAS No. 159, now included in ASC Topic 825, “Financial Instruments”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS No. 159 apply to our financial statements starting in its fiscal year beginning on October 1, 2008. The adoption of SFAS No. 159 has no material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”, or SFAS No. 160, now included in ASC Topic 810, “Consolidation”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will apply to our financial statements starting in its fiscal year beginning on October 1, 2009. Adoption of SFAS No. 160 is not expected to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”, or SFAS No. 141 (Revised), now included in ASC Topic 805, “Business Combinations. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (Revised) is required to be adopted by us for business acquisitions for which the acquisition date is on or after October 1, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, or FSP FAS No. 157-1, now included in ASC Topic 820, “Fair Value Measurements and Disclosures”. FSP FAS No. 157-1 provides a scope exception from Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. We adopted FSP FAS No. 157-1 effective October 1, 2008. Accordingly, the provisions of SFAS No. 157 will not be applied to lease transactions under SFAS No.13 except when applying SFAS No. 157 to business combinations recorded by us.

In February 2008, the FASB issued FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157”, or FSP FAS No. 157-2, now included in ASC Topic 820, “Fair Value Measurements and Disclosures”, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS No. 157-2 will become effective for us on October 1, 2009. We are in the process of evaluating the impact of applying FSP FAS No. 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:

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

As a result of the issuance of FSP FAS No. 157-2, we did not apply the provisions of SFAS No. 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS No. 157-2 in the fiscal year ending September 30, 2009.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS No. 161, now included in ASC Topic 815, “Derivatives and Hedging”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption o f SFAS No. 161 is not expected to have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3 “Determination of the Useful Life of Intangible Assets”, or FSP FAS No. 142-3, now included in ASC Topic 350, “Intangibles-Goodwill and Other”. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(Revised) and other U.S. GAAP. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 which means that it will be effective for our fiscal year beginning on October 1, 2009. Early adoption is prohibited. Adoption of FSP FAS No. 142-3 is not expected to have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS No. 107-1 and APB No. 28-1, now included in ASC Topic 825, “Financial Instruments”. FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 107-1 and APB No. 28-1 have no material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition of Other-Than-Temporary Impairments”, or FSP FAS No. 115-2 and FAS No. 124-2, now included in ASC Topic 820, “Fair Value Measurements and Disclosures”. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 have no material impact on our financial statements.

In April 2009, the FASB issued FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, or FSP No. 157-4, now included in ASC Topic 815, “Derivatives and Hedging”. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of FSP No. 157-4 has no material impact on our financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP No. 141R-1, now included in ASC Topic 805, “Business Combinations”. FSP No. 141R-1 amends the provisions in SFAS No. 141 (Revised) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (Revised) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS No. 141 (Revised). We are currently evaluating the impact of the adoption of FSP No. 141R-1 on our financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, or SFAS No. 165, now included in ASC Topic 855, “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No.165 is effective after June 15, 2009. The adoption of SFAS No. 165 has no material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, or SFAS No. 166, now included in ASC Topic 860, “Transfers and Servicing”. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the impact of the adoption of SFAS No. 166 on our financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, or SFAS No. 167, now included in ASC Topic 810, “Consolidation”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact of the adoption of SFAS No. 167 on our financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”, or ASU 2009-05. ASU 2009-05 provides additional guidance for measuring the fair value of liabilities and clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement, providing there are no adjustments to the quoted price. Alternatively, when no quoted price is available, ASU 2009-05 affirms the use of other valuation techniques outlined in SFAS No. 157. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. Adoption of ASU 2009-05 is not expected to have a material impact on our financial statements.

In September 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, or ASU 2009-12. ASU 2009-12 amends SFAS No. 157 to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). ASU 2009-12 also requires new disclosures, by major category of investments, about the attributes includes of investments within the scope of this amendment to the Codification. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early adoption is permitted. Adoption of ASU 2009-14 is not expected to have a material impact on our financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements”, or ASU 2009-13. AUS 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. AUS 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact of the adoption of ASU 2009-13 on our financial statements.

In October 2009, the FASB issued ASU 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements”, or ASU 2009-14. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under ASU 2009-14, tangible products containing software and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in ASC Topic 985-605, “Software – Revenue Recognition”. In addition, hardware components of a tangible product containing software component are always excluded from the software revenue guidance. ASU 2009-14 is effective prospectively for revenue arrangement entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Adoption of ASU 2009-14 is not expected to have a material impact on our financial statements.

Exchange Rates

The financial records of Shenzhen BAK, BAK Electronics and BAK Tianjin are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income / (loss) in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2009	2008	2007
Balance sheet items as of September 30	6.8263	6.8183	7.5108
Amounts included in the statement of income and comprehensive income / (loss), statement of changes in stockholders’ equity and statement of cash flows for the years ended September 30	6.8340	7.0976	7.7127

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

		June	Mar			June	Mar
	Sep 30	30	31	Dec 31	Sep 30	30	31	Dec 31
	2009	2009	2009	2008	2008	2008	2008	2007
	(in thousands of U.S. dollars, except percentage) / Unaudited
Net revenues	$57,550	$44,689	$40,815	$68,090	$72,739	$68,486	$51,336	$52,787
Cost of revenues	$49,457	$39,641	$37,793	$57,497	$61,258	$60,082	$47,421	$45,681
Gross profit	$8,093	$5,048	$3,022	$10,593	$11,481	$8,404	$3,915	$7,106

		June	Mar			June	Mar
	Sep 30	30	31	Dec 31	Sep 30	30	31	Dec 31
	2009	2009	2009	2008	2008	2008	2008	2007
	(in thousands of U.S. dollars, except percentage) / Unaudited
Gross profit ratio	$14.1%	11.3%	7.4%	15.6%	15.8%	12.3%	7.6%	13.5%
Research and development expenses	$1,630	$1,472	$1,125	$1,417	$1,688	$1,855	$1,390	$1,319
Sales and marketing expenses	$1,841	$1,581	$1,154	$1,600	$1,568	$1,484	$1,403	$1,348
General and administrative expenses	$5,562	$5,551	$4,116	$6,760	$5,186	$5,101	$4,823	$4,238
Operating (loss) / income	$(940)	$(3,556)	$(3,373)	$816	$3,039	$(36)	$(3,701)	$201
Finance costs, net	$2,256	$1,897	$2,364	$2,839	$3,644	$2,736	$2,418	$2,223
Other (income, including government grant income) / expenses	$(962)	$131	$(226)	$(108)	$(1,081)	$(453)	$(55)	$(943)
(Loss) / income before income taxes	$(2,234)	$(5,584)	$(5,511)	$(1,915)	$476	$(2,319)	$(6,064)	$(1,079)
Income tax (benefit) / expense	$(875)	$(413)	$211	$(176)	$(994)	$(31)	$119	$(139)
Net (loss) / income	$(1,359)	$(5,171)	$(5,722)	$(1,739)	$1,470	$(2,288)	$(6,183)	$(940)
Other comprehensive (loss) / income
- Foreign currency translation adjustment	$(113)	$(141)	$(261)	$160	$1,241	$3,886	$6,364	$3,770
Comprehensive (loss) / income	$(1,472)	$(5,312)	$(5,983)	$(1,579)	$2,711	$1,598	$181	$2,830

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

As of September 30, 2009, our Management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. As of the date of this assessment, our management concluded that through the ongoing remediation efforts from last year, the Company was able to correct numerous internal controls deficiencies. However, these remediation efforts, individually and in the aggregate, were insufficient to fully eliminate those weaknesses that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting in fiscal year 2009.

As a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009, at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of September 30, 2009:

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

As a result of the existence of these material weaknesses, our chief executive officer and chief financial officer have concluded that our company did not maintain effective control over financial reporting as of September 30, 2009, based on the criteria in Internal Control - Integrated Framework.

Our independent registered public accounting firm, PKF Hong Kong, has issued an audit report on our internal control over financial reporting. Their audit report is included herein.

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

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
China BAK Battery, Inc.

We have audited the internal control over financial reporting of China BAK Battery, Inc. and subsidiaries as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in the accompanying Management’s Report on Internal Control over Financial Reporting as of September 30, 2009:

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

In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended September 30, 2009, and this report does not affect our report dated December 14, 2009 on those consolidated financial statements, which expressed an unqualified opinion on those consolidated financial statements.

/s/ PKF
Certified Public Accountants
Hong Kong
December 14, 2009

ITEM 9B.         OTHER INFORMATION.

We entered into a standalone loan agreement with Bank of China on July 17, 2009 to borrow approximately $3.3 million, bearing annual interest of 0.74375% . It is repayable on July 20, 2010. In the event that we fail to make timely repayment, we will incur penalty interest at the rate of 2.23% . Bank of China may also accelerate the repayment of the loan if we fail to make timely repayment of interest or principal, provide untrue declarations or breach any promise, or breaks any other agreement with respect to its obligations under the loan agreement. A copy of the summary of this loan agreement is included as Exhibit 10.89 to this Report and is hereby incorporated by reference herein.

We entered into a loan agreement with Agricultural Bank – Shenzhen Branch on July 22, 2009 to borrow approximately $7.3 million, bearing annual interest of 4.617%, adjustable quarterly. It is repayable on January 21, 2010. In the event that we fail to make timely repayment, we will incur penalty interest at the rate of 6.0021% . Bank of China may also accelerate the repayment of the loan if we breach the loan agreement. A copy of the summary of this loan agreement is included as Exhibit 10.90 to this Report and is hereby incorporated by reference herein.

We entered into a loan agreement with Agricultural Bank – Shenzhen Branch on July 23, 2009 to borrow approximately $7.3 million, bearing annual interest of 4.617%, adjustable quarterly. It is repayable on January 22, 2010. In the event that we fail to make timely repayment, we will incur penalty interest at the rate of 6.0021% . Bank of China may also accelerate the repayment of the loan if we breach the loan agreement. A copy of the summary of this loan agreement is included as Exhibit 10.91 to this Report and is hereby incorporated by reference herein.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Part III is included in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required by Item 11 of Part III is included in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Part III is included in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Part III is included in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Part III is included in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 8, 2006)
3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)
4.1	Form of Registration Rights Agreement, dated November 5, 2007 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)
4.2	China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)

Exhibit No.	Description
4.3
Amendment No. 1 to the China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2008)
4.5
Specimen Common Stock Certificate representing shares of Common Stock, par value $0.001 per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S- 8 filed with the Commission on September 24, 2008)
10.1
China BAK Battery, Inc. Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)
10.2
Form of Indemnification Agreement with the Registrant’s directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)
10.3
Employment Agreement between the Registrant and Xiangqian Li , dated June 30, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)
10.4
Employment Agreement between the Registrant and Huanyu Mao, dated June 30, 2006 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)
10.5
Employment Agreement between the Registrant and Kenneth G. Broom, dated December 20, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)
10.6
Employment Agreement between the Registrant and Tony Shen, dated May 13, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)
10.7
Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Pingshan Branch, Shenzhen Development Bank, dated December 14, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)
10.8
Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Pingshan Branch, Shenzhen Development Bank, dated December 20, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)
10.9
Form of Settlement Agreement between the Registrant and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2008)
10.10
Form of Settlement Agreement between the Registrant and Chinamerica Fund, LP, dated March 13, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)
10.11
Form of Settlement Agreement between the Registrant and The Pinnacle Fund, L.P., dated March 21, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10- Q filed with the Commission on May 12, 2008)
10.12
Summary of Comprehensive Credit Facility Agreement, by and between Shenzhen BAK Battery Co., Ltd and Shenzhen Hi-tech Industrial Park Branch, Industrial Bank Co., Ltd, dated March 25, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)
10.13
Summary of Guaranty Contract of Maximum Amount, by and between Mr. Xiangqian Li and Shenzhen Hi-tech Industrial Park Branch, Industrial Bank Co., Ltd on March 24, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

Exhibit No.	Description
10.14
Summary of Loan Agreement, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Hi- tech Industrial Park Branch, Industrial Bank Co., Ltd, dated March 25, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)
10.15
Loan certificate with Shenzhen Hi-tech Industrial Park Branch, Industrial Bank Co., Ltd, dated March 25, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)
10.16
Loan certificate with Shenzhen Branch, Bank of China, dated March 27, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)
10.17
Summary of Loan Agreement between BAK International (Tianjin) Limited and Tianjin Branch, Agricultural Bank of China, dated May 26, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.18
Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen East Branch, Agricultural Bank of China, dated May 20, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.19
Summary of Guaranty Contract of Maximum Amount between BAK International (Tianjin) Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated May 20, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.20
Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.21
Summary of Guaranty Contract of Maximum Amount between BAK International Limited and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.22
Summary of Guaranty Contract of Maximum Amount between Xiangqian Li and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.23
Supplemental Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Agricultural Bank of China, dated August 6, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.24
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated September 17, 2008 (incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 12, 2008)
10.25
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated September 19, 2008 (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 12, 2008)
10.26
Credit Loan Certificate between Bank of China and Shenzhen BAK Battery Co., Ltd., dated August 19, 2008 (incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10- K filed with the Commission on December 12, 2008)

Exhibit No.	Description
10.27
Credit Loan Certificate between Bank of China, Shenzhen Branch and Shenzhen BAK Battery Co., Ltd., dated August 29, 2008 (incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 12, 2008)
10.28
Guaranty Contract of Maximum Amount among BAK International (Tianjin) Limited, BAK International Limited, Xiangqian Li, and Shenzhen Eastern Branch, Agricultural Bank of China, dated September 17, 2008 (incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 12, 2008)
10.29
Summary of Shenzhen Land Use Right Grant Agreement by and between Shenzhen Municipal Bureau of Land Resources and Housing Management and Shenzhen BAK Battery Co., Ltd., dated June 29, 2007 (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 12, 2008)
10.30
Summary of Contract for Assignment of Shenzhen Land Use Right by and between Shenzhen Municipal Bureau of Land Resources and Housing Management and Shenzhen BAK Battery Co., Ltd., dated June 29, 2007 (incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 12, 2008)
10.31	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2008)
10.32
Placement Agency Agreement between the Registrant and Brean Murray, Carret & Co., LLC, accepted August 22, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2008)
10.33
Amendment to Placement Agency Agreement between the Registrant and Brean Murray, Carret & Co., LLC, dated August 22, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2008)
10.34	Form of Securities Purchase Agreement, dated November 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)
10.35
Delivery of Make Good Shares, Settlement and Release Agreement, by and among China BAK Battery, Inc., Xiangqian Li, and BAK International, Ltd., dated October 22, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)
10.36
Escrow Agreement by and among Medina Coffee, Inc., certain investors indicated therein, Xiangqian Li, and Securities Transfer Corporation, dated as of January 20, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2005)
10.37	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2007)
10.38
Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Caitian Branch, Bank of Communications, dated April 26, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.39
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Caitian Branch, Bank of Communications, dated June 22, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.40
Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Caitian Branch, Bank of Communications, dated April 26, 2009 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)

Exhibit No.	Description
10.41
Summary of Guaranty Contract of Maximum Amount by and between BAK International (Tianjin) Limited and Shenzhen Caitian Branch, Bank of Communications, dated April 26, 2009 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.42
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated June 2, 2009 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.43
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated May 26, 2009 (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.44
Summary of Chattel Mortgage Contract by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated May 26, 2009 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.45
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 15, 2009 (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.46
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 18, 2009 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.47
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 22, 2009 (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.48
Summary of Chattel Mortgage Contract Mortgage Contract by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 22, 2009 (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.49
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 26, 2009 (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.50
Summary of Chattel Mortgage Contract by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 26, 2009 (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.51
Supplemental Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co. Ltd., dated May 21, 2009 (incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.52
Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2008)

Exhibit No.	Description
10.53
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated January 6, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)
10.54
Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Nanshan Branch, China Everbright Bank, dated January 21, 2009 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)
10.55
Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank, dated February 13, 2009 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)
10.56
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank, dated February 25, 2009 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)
10.57
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank, dated March 6, 2009 (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)
10.58
Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Branch, China CITIC Bank, dated February 13, 2009 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)
10.59
Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Branch, China CITIC Bank, dated February 2009 (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)
10.60
Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated March 4, 2009 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)
10.61
Summary of Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch, dated March 13, 2009 (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)
10.62
Summary of Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch, dated March 31, 2009 (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)
10.63
Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Branch, Bank of China, dated March 4, 2009 (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)
10.64
Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Branch, Bank of China, dated March 4, 2009 (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)
10.65
Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated March 4, 2009 (incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)
10.66
Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

Exhibit No.	Description
10.67
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank, dated March 9, 2009 (incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)
10.68
Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 8, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)
10.69
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 16, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)
10.70
Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.71	Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)
10.72
Summary of Guaranty Contract of Maximum Amount Pledge by and between BAK International Limited and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)
10.73
Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)
10.74
Summary of Guaranty Contract of Maximum Amount by and between BAK International (Tianjin) Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)
10.75
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated December 2, 2008 (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.76	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated December 15, 2008 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)
10.77
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated December 18, 2008 (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

Exhibit No.	Description
10.78
Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2008)
10.79
Summary of Guaranty Contract of Maximum Amount by and among Xiangqian Li, BAK International (Tianjin) Limited, BAK International Limited, and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 12, 2008)
10.80
Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 12, 2008)
10.81
Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 8, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007)
10.82
Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, effective December 18, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2006)
10.83
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated October 15, 2008 (incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)
10.84
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated October 17, 2008 (incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)
10.85
Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated October 31, 2008 (incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)
10.86
Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2008)
10.87
Summary of Guaranty Contract of Maximum Amount between BAK International Limited and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2008)
10.88
Summary of Guaranty Contract of Maximum Amount between Xiangqian Li and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2008)
10.89	Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China, dated July 17, 2009
10.90	Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, effective July 22, 2009

Exhibit No.	Description
10.91	Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, effective July 23, 2009
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 12, 2008)
23.1	Consent of PKF
24.1	Power of Attorney (included on signature page)
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CHINA BAK BATTERY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED SEPTEMBER 30, 2007, 2008 AND 2009

Contents	Page(s)
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of September 30, 2008 and 2009	F-2 - F-3
Consolidated Statements of Operations and Comprehensive Income / (Loss) for the years ended September 30, 2007, 2008 and 2009	F-4
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2007, 2008 and 2009	F-5
Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2008 and 2009	F-6 - F-7
Notes to the Consolidated Financial Statements	F-8 - F-46

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
China BAK Battery, Inc.:

We have audited the accompanying consolidated balance sheets of China BAK Battery, Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income / (loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ PKF
Certified Public Accountants
Hong Kong
December 14, 2009

China BAK Battery, Inc. and subsidiaries
Consolidated balance sheets
As of September 30, 2008 and 2009

(In US$)

	Note		2008	2009

Assets
Current assets
Cash and cash equivalents			$35,706,834	$30,678,352
Pledged deposits	3		4,449,244	31,115,109
Trade accounts receivable, net	4		82,740,288	83,291,698
Inventories	5		67,583,060	65,535,384
Prepayments and other receivables	6		4,462,492	4,632,424
Assets held for sale	8		-	803,648
Deferred tax assets	7	(b)	1,719,662	3,894,703
Total current assets			196,661,580	219,951,318
Property, plant and equipment, net	9, 22		195,435,212	219,684,994
Lease prepayments, net	10		31,782,129	32,165,629
Intangible assets, net	11		161,418	239,487
Deferred tax assets	7	(b)	6,543	42,911
Total assets			$424,046,882	$472,084,339

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated balance sheets
As of September 30, 2008 and 2009 (continued)

(In US$)

	Note		2008	2009

Liabilities
Current liabilities
Short-term bank loans	12		$105,598,170	$139,159,380
Current maturities of long-term bank loans	13		8,799,848	16,114,146
Accounts and bills payable			57,486,716	92,571,516
Accrued expenses and other payables	14		21,581,182	18,425,271
Total current liabilities			193,465,916	266,270,313
Long-term bank loans, less current maturities	13		55,732,366	39,552,906
Deferred revenue	15		7,685,200	7,441,806
Other long-term payables			-	1,940,217
Deferred tax liabilities	7	(b)	91,400	278,227
Total liabilities			256,974,882	315,483,469
Commitments and contingencies	22
Shareholders’ equity
Ordinary shares US$ 0.001 par value; 100,000,000 authorized; 57,676,481 and 57,737,481 issued and outstanding as of September 30, 2008 and 2009 respectively			57,677	57,738
Donated shares			14,101,689	14,101,689
Additional paid-in capital			97,286,286	101,161,455
Statutory reserves			6,917,943	7,227,195
Retained earnings			27,628,860	13,328,115
Accumulated other comprehensive income			25,146,155	24,791,288

			171,138,610	160,667,480
Less: Treasury shares			(4,066,610)	(4,066,610)
Total shareholders’ equity			167,072,000	156,600,870
Total liabilities and shareholders’ equity			$424,046,882	$472,084,339

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of operations and comprehensive income / (loss)
For the years ended September 30, 2007, 2008 and 2009

(In US$)

	Note		2007	2008	2009

Net revenues	24		$145,860,899	$245,347,569	$211,143,971
Cost of revenues	9,19		(120,254,925)	(214,441,714)	(184,387,559)

Gross profit			25,605,974	30,905,855	26,756,412
Operating expenses:
Research and development expenses	9, 19		(3,957,145)	(6,252,106)	(5,643,369)
Sales and marketing expenses	9, 19		(4,695,604)	(5,802,655)	(6,176,294)
General and administrative expenses	9, 19		(12,371,873)	(19,347,625)	(21,989,400)

Total operating expenses			(21,024,622)	(31,402,386)	(33,809,063)

Operating income / (loss)			4,581,352	(496,531)	(7,052,651)

Finance costs, net	18		(5,224,800)	(11,020,808)	(9,355,983)
Government grant income			1,034,685	1,774,375	636,468
Other (expenses) / income			(103,430)	757,151	528,091

Income / (loss) before income taxes			287,807	(8,985,813)	(15,244,075)

Income tax benefit	7	(a)	195,521	1,045,213	1,252,582

Net income / (loss)			$483,328	$(7,940,600)	$(13,991,493)
Other comprehensive income / (loss)
- Foreign currency translation adjustment			6,436,370	15,261,406	(354,867)

Comprehensive income / (loss)			$6,919,698	$7,320,806	$(14,346,360)
Net income / (loss) per share:
- Basic	17		$0.01	$(0.15)	$(0.25)
- Diluted	17		$0.01	$(0.15)	$(0.25)
Weighted average number of ordinary shares:
- Basic	17		48,979,115	52,313,768	56,964,129
- Diluted	17		49,442,285	52,313,768	56,964,129

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of shareholders’ equity
For the years ended September 30, 2007, 2008 and 2009

(In US$)

								Accumulated			Total
	Ordinary shares							other	Treasury shares		share-
		Number of		Donated	Additional	Statutory	Retained	comprehensive	Number of		holders’
	Note	shares	Amount	shares	paid-in capital	reserves	earnings	income	shares	Amount	equity

Balance as of September 30, 2006		48,885,896	$48,886	$—	$68,126,689	$5,791,718	$36,212,357	$3,448,379	—	$—	$113,628,029

Net income		—	—	—	—	—	483,328	—	—	—	483,328

2006 escrow shares donated by Mr. Xiangqian Li and released to investors		—	—	7,955,358	(7,955,358)	—	—	—	—	—	—

Share-based compensation for employee stock option awards	20	—	—	—	1,173,033	—	—	—	—	—	1,173,033

Issuance of 914,994 shares of restricted stocks and reclassification of liability-classified awards	20	—	—	—	4,969,974	—	—	—	—	—	4,969,974

Share-based compensation for common stock granted to employees and non-employee directors	20	—	—	—	41,178	—	—	—	—	—	41,178

Issuance of common stock to employees and non-employee directors	20	364,957	365	—	(365)	—	—	—	—	—	—

Appropriation to statutory reserves		—	—	—	—	635,259	(635,259)	—	—	—	—

Foreign currency translation adjustment		—	—	—	—	—	—	6,436,370	—	—	6,436,370

Balance as of September 30, 2007		49,250,853	$49,251	$7,955,358	$66,355,151	$6,426,977	$36,060,426	$9,884,749	—	$—	$126,731,912

2005 escrow shares donated by Mr. Xiangqian Li		—	—	6,146,331	—	—	—	—	(1,089,775)	(6,146,331)	—

2005 escrow shares settlement		—	—	—	(2,079,721)	—	—	—	368,745	2,079,721	—

Net loss		—	—	—	—	—	(7,940,600)	—	—	—	(7,940,600)

Share-based compensation for employee stock option awards and issuance of restricted stock	20	—	—	—	3,780,074	—	—	—	—	—	3,780,074

Exercise of stock options awards	20	277,500	278	—	1,502,980	—	—	—	—	—	1,503,258

Issuance of common stock to employees	20	530,560	530	—	(530)	—	—	—	—	—	—

Issuance of common stock to non-employee directors	20	15,000	15	—	(15)	—	—	—	—	—	—

Issuance of new common stock		7,602,568	7,603	—	27,728,347	—	—	—	—	—	27,735,950

Appropriation to statutory reserves		—	—	—	—	490,966	(490,966)	—	—	—	—

Foreign currency translation adjustment		—	—	—	—	—	—	15,261,406	—	—	15,261,406

Balance as of September 30, 2008		57,676,481	$57,677	$14,101,689	$97,286,286	$6,917,943	$27,628,860	$25,146,155	(721,030)	$(4,066,610)	$167, 072,000

Net loss		—	—	—	—	—	(13,991,493)	—	—	—	(13,991,493)

Share-based compensation for employee stock option awards	20	—	—	—	3,724,901	—	—	—	—	—	3,724,901

Exercise of stock options awards	20	46,000	46	—	150,283	—	—	—	—	—	150,329

Issuance of common stock to non-employee directors	20	15,000	15	—	(15)	—	—	—	—	—	—

Appropriation to statutory reserves		—	—	—	—	309,252	(309,252)	—	—	—	—

Foreign currency translation adjustment		—	—	—	—	—	—	(354,867)	—	—	(354,867)

Balance as of September 30, 2009		57,737,481	$57,738	$14,101,689	$101,161,455	$7,227,195	$13,328,115	$24,791,288	(721,030)	$(4,066,610)	$156,600,870

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2007, 2008 and 2009

(In US$)

	2007	2008	2009
Cash flow from operating activities
Net income / (loss)	$483,328	$(7,940,600)	$(13,991,493)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	8,911,704	13,249,392	12,831,899
Provision for doubtful debts	1,825,149	1,943,006	7,724,963
Provision for obsolete inventories	1,639,024	609,950	928,915
Share-based compensation	2,559,020	3,780,074	3,724,901
Loss on disposal of property, plant and equipment	-	194,572	6,534
Deferred income taxes	(609,684)	(1,152,379)	(2,024,214)
Deferred revenue	-	(281,786)	(234,124)
Exchange loss / (gain)	-	1,326,524	(48,541)
Changes in operating assets and liabilities:
Trade accounts receivable	2,617,075	(14,600,168)	(8,375,251)
Inventories	(11,306,910)	(2,223,341)	1,043,668
Prepayments and other receivables	(218,914)	(2,564,878)	383,283
Accounts and bills payable	(3,037,756)	6,934,131	36,331,394
Accrued expenses and other payables	123,504	3,429,849	89,892
Net cash provided by operating activities	2,985,540	2,704,346	38,391,826
Cash flow from investing activities
Purchases of property, plant and equipment	(48,792,746)	(45,774,710)	(40,431,374)
Payment of lease prepayment	(17,041,954)	(5,454,339)	(1,077,342)
Proceeds from disposal of property, plant and equipment	-	786,401	10,716
Purchases of intangible assets	(60,756)	(108,501)	(140,672)
Net cash used in investing activities	$(65,895,456)	$(50,551,149)	$(41,638,672)

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2007, 2008 and 2009 (continued)

(In US$)

	2007	2008	2009
Cash flow from financing activities
Proceeds from borrowings	$157,532,382	$159,913,210	$176,316,019
Repayment of borrowings	(111,115,433)	(122,576,645)	(151,448,641)
Decrease / (increase) in pledged deposits	8,827,193	588,058	(26,640,989)
Proceeds from issuance of capital stock, net	-	29,239,208	150,329

Net cash provided by / (used in) financing activities	55,244,142	67,163,831	(1,623,282)

Effect of exchange rate changes on cash and cash equivalents	762,732	2,193,293	(158,354)

Net (decrease) / increase in cash and cash equivalents	(6,903,042)	21,510,321	(5,028,482)
Cash and cash equivalents at the beginning of year	21,099,555	14,196,513	35,706,834

Cash and cash equivalents at the end of year	$14,196,513	$35,706,834	$30,678,352
Supplemental disclosure of cash flow information:
Cash received during the year for:
Bills receivable discounted to banks	$7,019,450	$18,000,115	$27,147,571
Cash paid during the year for:
Income taxes	$306,992	$141,918	$625,817
Interest, net of amounts capitalized	$5,659,556	$9,615,904	$9,046,153
Non-cash movements affecting financing transactions:
2006 escrow shares donated by Mr. Xiangqian Li and release to investors	$7,955,358	$-	$-
2005 escrow shares donated by Mr. Xiangqian Li	$-	$6,146,331	$-
2005 escrow shares settlement	$-	$2,079,721	$-
Government grants to subsidize additional cost of land use rights	$-	$7,889,991	$-

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009

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

The shares of the Company were traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, when the Company obtained approval to list its common stock on The NASDAQ Global Market, and trading commenced that same date under the symbol “CBAK”.

Basis of Presentation and Organization

As of September 30, 2009, the Company’s subsidiaries consist of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; and vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008. BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of US$99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International was required to contribute US$20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. An extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately US$20,000,000 capital to BAK Tianjin. The remaining US$79,990,000 was originally required to be fully contributed no later than December 11, 2008 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2009. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. We are discussing with the authorities to extend this deadline and no action has been taken by the authorities. BAK Tianjin is principally engaged in the manufacture of advanced lithium ion batteries for use in cordless power tools and other applications.

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
As of September 30, 2007, 2008 and 2009 (continued)

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
As of September 30, 2007, 2008 and 2009 (continued)

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

At the time the escrow shares relating to the 2006 performance threshold were transferred to the investors in fiscal year 2007, the Company should have recognized a credit to donated shares and a debit to additional paid-in capital, both of which are elements of shareholders’ equity. This entry is not material because total ordinary shares issued and outstanding, total shareholders’ equity and total assets do not change; nor is there any impact on income or earnings per share. Therefore, previously filed consolidated financial statements for the fiscal year ended September 30, 2007 will not be restated. This share transfer has been reflected in these financial statements by reclassifying the balances of certain items as of October 1, 2007. The balances of donated shares and additional paid-in capital as of October 1, 2007 were credited and debited by US$7,955,358 respectively, as set out in the consolidated statements of shareholders’ equity.

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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of September 30, 2009 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

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
As of September 30, 2007, 2008 and 2009 (continued)

2	Summary of Significant Accounting Policies and Practices

(a)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

(b)	Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of September 30, 2008 and 2009, there were no cash equivalents.

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

Outstanding accounts balances are reviewed individually for collectability. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection. The Company does not have any off-balance-sheet credit exposure to its customers, except for outstanding bills receivable discounted with banks (see note 22) that are subject to recourse for non-payment.

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

(e)	Assets held for sale

The Company classifies long-lived assets to be sold as held-for-sale in the period in which all of the following criteria are met: management having the appropriate authority commits to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to sell the asset have been initiated; sale of the asset is probable and expected to occur within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its fair value; and actions required to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. Assets held-for-sale are not depreciated and are measured at the lower of carrying amount or fair value less costs to sell.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

(f)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated based on the straight- line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

Buildings	30-40 years
Machinery and equipment	5-12 years
Office equipment	5 years
Motor vehicles	8 years

The cost and accumulated depreciation of property, plant and equipment sold are removed from the consolidated balance sheets and resulting gains or losses are recognized in the consolidated statements of operations and comprehensive income / (loss). Construction in progress mainly represents expenditures in respect of the Company’s corporate campus, including offices, factories and staff dormitories, under construction. All direct costs relating to the acquisition or construction of the Company’s corporate campus and equipment, including interest charges on borrowings, are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

(g)	Lease Prepayments

Lease prepayments represent the cost of land use rights in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years.

(h)	Foreign Currency Transactions and Translation

The reporting currency of the Company is the United States dollar (“US dollar”). Transactions denominated in currencies other than US dollar are translated into US dollar at the average rates for the period. Monetary assets and liabilities denominated in currencies other than US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other (expenses) / income in the statement of operations and comprehensive income / (loss).

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
As of September 30, 2007, 2008 and 2009 (continued)

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

September 30, 2009
Balance sheet	RMB 6.8263 to US$1.00
Statement of operations and comprehensive income / (loss)	RMB 6.8340 to US$1.00

September 30, 2008
Balance sheet	RMB 6.8183 to US$1.00
Statement of operations and comprehensive income	RMB 7.0976 to US$1.00

September 30, 2007
Balance sheet	RMB 7.5108 to US$1.00
Statement of operations and comprehensive income	RMB 7.7127 to US$1.00

(i)

Intangible Assets

Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives. The respective amortization periods for the intangible assets are as follows:

Trademarks	10 years
Technology	7 years
Software	3 - 5 years

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
As of September 30, 2007, 2008 and 2009 (continued)

(k)

Revenue Recognition

The Company recognizes revenue on product sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on the majority of the products of Shenzhen BAK, BAK Electronics and BAK Tianjin at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns, which is based on historical sales returns data, is the Company’s best estimate of the amounts of goods that will be returned from its customers.

(l)

Cost of Revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of revenues.

(m)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive income / (loss) in the period that includes the enactment date.

(n)

Research and Development and Advertising Expenses

Research and development and advertising expenses are expensed as incurred. Research and development expenses consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development. Advertising expenses, included in sales and marketing expenses, amounted to US$138,639, US$22,232 and US$32,205 for the years ended September 30, 2007, 2008 and 2009 respectively.

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
As of September 30, 2007, 2008 and 2009 (continued)

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

Government grants of US$794,635 and US$614,107 were offset against the finance costs for the years ended September 30, 2008 and 2009, respectively. No government grants were offset against the finance costs for the year ended September 30, 2007. Government grants recorded as deferred income (Note 14(b)) amounted to US$637,989 and US$673,864 as of September 30, 2008 and 2009, respectively.

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

During the year ended September 30, 2008, the Company recorded government grant income of US$1,774,375. US$1,000,338 of the grant was received to subsidize the interest expenses incurred by the Company in prior years for research and development activities, US$492,251 was received to reward the Company’s contributions to the Shenzhen area’s economy and US$281,786 represented amortization of government subsidies received in relation to the additional cost of land use rights of BAK Industrial Park (Note 15).

During the year ended September 30, 2009, the Company recorded government grant income of US$636,468. US$402,344 of the grant was received to reward the Company’s contributions to the Shenzhen area’s economy and US$234,124 represented amortization of government subsidies received in relation to the additional cost of land use rights of BAK Industrial Park (Note 15).

(q)

Share-based Compensation

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”), now included in ASC Topic 718. SFAS No. 123R requires the Company to measure and recognize compensation expenses for an award of equity instrument based on the grant-date fair value. The cost is recognized over the vesting period (or the requisite service period). SFAS No. 123R also requires the Company to measure the cost of a liability-classified award based on its current fair value. The fair value of the award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period are recognized as compensation cost over that period. Further, SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.

The Company adopted SFAS No. 123R commencing from October 1, 2005. The Company has used the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested as of October 1, 2005. Under the modified prospective method, the Company has not adjusted the financial statements for periods ended on or prior to September 30, 2005. Under the modified prospective method, the adoption of SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after September 30, 2005, as well as to the unvested portion of awards outstanding as of October 1, 2005.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Valuation Model. The expected volatility was based on the historical volatilities of the Company’s listed common stock in the United States and other relevant market information. The Company uses historical data to estimate share option exercises and employee departure behavior used in the valuation model. The expected terms of share options granted is derived from the output of the option pricing model and represents the period of time that share options granted are expected to be outstanding. Since the share options once exercised will primarily trade in the U.S. capital market, the risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

(r)

Retirement and Other Postretirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses in the statement of operations and comprehensive income / (loss) as and when the related employee service is provided.

(s)

Earnings / (loss) per share

Basic earnings / (loss) per share is computed by dividing net income / (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted earnings / (loss) per share is computed by dividing net income / (loss) by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the period.

(t)

Use of Estimates

The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of long-lived assets; provisions for inventories; valuation allowances for receivables; provision for sales returns; valuation of share-based compensation expense; and fair value assessment of financial guarantees. Actual results could differ from those estimates.

(u)

Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of Li-ion rechargeable batteries (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, now included in ASC Topic 280.

(v)

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(w)

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No.168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The Accounting Standards Codification (“ASC”) combines all authoritative standards into a comprehensive, topically organized online database. Following this Statement, which is now included in ASC Topic 105, “Generally Accepted Accounting Principles”, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) to update the ASC. Since the launch of the ASC on July 1, 2009, only one level of authoritative U.S. GAAP for non-governmental entities exists, other than guidance issued by the Securities and Exchange Commission. This Statement became effective for the Company’s annual reporting periods ending after September 15, 2009, but did not have a material impact on the Company’s financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

(w)

Recently Issued Accounting Standards (continued)

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, or SFAS No. 157, now included in ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 has no material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”, or SFAS No. 159, now included in ASC Topic 825, “Financial Instruments”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS No. 159 apply to the Company’s financial statements starting in its fiscal year beginning on October 1, 2008. The adoption of SFAS No. 159 has no material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”, or SFAS No. 160, now included in ASC Topic 810, “Consolidation”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will apply to the Company’s financial statements starting in its fiscal year beginning on October 1, 2009. Adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”, or SFAS No. 141 (Revised), now included in ASC Topic 805, “Business Combinations”, SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (Revised) is required to be adopted by the Company for business acquisitions for which the acquisition date is on or after October 1, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, or FSP FAS No. 157-1, now included in ASC Topic 820, “Fair Value Measurements and Disclosures”. FSP FAS No. 157-1 provides a scope exception from Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. The Company adopted FSP FAS No. 157-1 effective October 1, 2008. Accordingly, the provisions of SFAS No. 157 will not be applied to lease transactions under SFAS No.13 except when applying SFAS No. 157 to business combinations recorded by the Company.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

(w)

Recently Issued Accounting Standards (continued)

In February 2008, the FASB issued FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157”, or FSP FAS No. 157-2, now included in ASC Topic 820, “Fair Value Measurements and Disclosures”, which delays the effective date of SFAS

No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS No. 157-2 will become effective for the Company on October 1, 2009. The Company is in the process of evaluating the impact of applying FSP FAS No. 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS No. 161, now included in ASC Topic 815, “Derivatives and Hedging”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3 “Determination of the Useful Life of Intangible Assets”, or FSP FAS No. 142-3, now included in ASC Topic 350, “Intangibles-Goodwill and Other”. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(Revised) and other U.S. GAAP. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 which means that it will be effective for the Company’s fiscal year beginning on October 1, 2009. Early adoption is prohibited. Adoption of FSP FAS No. 142-3 is not expected to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS No. 107-1 and APB No. 28-1, now included in ASC Topic 825, “Financial Instruments”. FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 107-1 and APB No. 28-1 have no material impact on the Company’s financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

(w)

Recently Issued Accounting Standards (continued)

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition of Other-Than-Temporary Impairments”, or FSP FAS No. 115-2 and FAS No. 124-2, now included in ASC Topic 820, “Fair Value Measurements and Disclosures”. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 has no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, or FSP No. 157-4, now included in ASC Topic 815, “Derivatives and Hedging”. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of FSP No. 157-4 has no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP No. 141R-1, now included in ASC Topic 805, “Business Combinations”. FSP No. 141R-1 amends the provisions in SFAS No. 141 (Revised) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (Revised) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS No. 141 (Revised). The Company is currently evaluating the impact of the adoption of FSP No. 141R-1 on its financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, or SFAS No. 165, now included in ASC Topic 855, “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No.165 is effective after June 15, 2009. The adoption of SFAS No. 165 has no material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, or SFAS No. 166, now included in ASC Topic 860, “Transfers and Servicing”. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of SFAS No. 166 on its financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

(w)

Recently Issued Accounting Standards (continued)

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, or SFAS No. 167, now included in ASC Topic 810, “Consolidation”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 167 on its financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”, or ASU 2009-05. ASU 2009-05 provides additional guidance for measuring the fair value of liabilities and clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement, providing there are no adjustments to the quoted price. Alternatively, when no quoted price is available, ASU 2009-05 affirms the use of other valuation techniques outlined in SFAS No. 157. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. Adoption of ASU 2009-05 is not expected to have a material impact on the Company’s financial statements.

In September 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, or ASU 2009-12. ASU 2009-12 amends SFAS No. 157 to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). ASU 2009-12 also requires new disclosures, by major category of investments, about the attributes includes of investments within the scope of this amendment to the Codification. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early adoption is permitted. Adoption of ASU 2009-14 is not expected to have a material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements”, or ASU 2009-13. AUS 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. AUS 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of the adoption of ASU 2009-13 on its financial statements.

In October 2009, the FASB issued ASU 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements”, or ASU 2009-14. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under ASU 2009-14, tangible products containing software and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in ASC Topic 985-605, “Software – Revenue Recognition”. In addition, hardware components of a tangible product containing software component are always excluded from the software revenue guidance. ASU 2009-14 is effective prospectively for revenue arrangement entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Adoption of ASU 2009-14 is not expected to have a material impact on the Company’s financial statements.

3

Pledged Deposits

Pledged deposits as of September 30, 2008 and 2009 consist of the following:

	2008	2009

Pledged deposits with banks for:
Construction payable	$931,317	$893,603
Short-term bank loans	-	7,137,307
Bills payable	3,517,927	23,084,199

	$4,449,244	$31,115,109

Deposits pledged for construction payable are generally released when the relevant constructions are completed.

Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2008 and 2009 consist of the following:

	2008	2009
Trade accounts receivable	$87,974,185	$84,133,865
Less: Allowance for doubtful accounts	(5,351,244)	(13,081,331)

	82,622,941	71,052,534
Bills receivable	117,347	12,239,164

	$82,740,288	$83,291,698

An analysis of the allowance for doubtful accounts for the years ended September 30, 2007, 2008 and 2009 is as follows:

	2007	2008	2009

Balance at beginning of year	$1,063,285	$3,021,617	$5,351,244
Addition of bad debt expense, net	1,852,213	1,943,139	7,727,643
Foreign exchange adjustment	106,119	386,488	2,444

Balance at end of year	$3,021,617	$5,351,244	$13,081,331

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

Inventories

Inventories as of September 30, 2008 and 2009 consist of the following:

	2008	2009

Raw materials	$16,671,505	$18,476,929
Work-in-progress	12,993,897	10,488,114
Finished goods	40,638,380	40,217,837

	70,303,782	69,182,880
Provision for obsolete inventories	(2,720,722)	(3,647,496)

	$67,583,060	$65,535,384

Part of the Company’s inventories with carrying value of US$21,999,619 and US$21,973,836 as of September 30, 2008 and 2009, respectively, was pledged as collateral under certain loan agreements (see Note 12).

Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2008 and 2009 consist of the following:

	2008	2009

Prepayments for raw materials and others	$866,561	$1,437,115
Other receivables	3,605,465	3,202,149
Less: Allowance for doubtful accounts	(9,534)	(6,840)

	$4,462,492	$4,632,424

7

Income Taxes

United States Tax

China BAK is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the years ended September 30, 2007, 2008 and 2009. The statutory tax rate for each of the years ended December 31, 2007, 2008 and 2009 is 35%.

Canada States Tax

BAK Canada is subject to Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the years ended September 30, 2007, 2008 and 2009. The statutory tax rate for the years ended September 30, 2007, 2008 and 2009 is 38%.

German States Tax

BAK Europe is subject to Germany tax law. No provision for income taxes in German has been made as BAK Europe had no taxable income for the years ended September 30, 2008 and 2009. The statutory tax rate for the years ended December 31, 2008 and 2009 is 25%.

India Tax

BAK India is subject to India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the years ended September 30, 2008 and 2009. The statutory tax rate for the years ended September 30, 2008 and 2009 is 30%.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

7

Income Taxes (continued)

Hong Kong Tax

BAK International is subject to Hong Kong profits tax rate of 16.5% . Management of BAK International has determined that all income and expenses are offshore and not subject to Hong Kong profits tax. As a result, BAK International did not incur any Hong Kong profits tax during the years presented.

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

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006. In addition, due to additional capital contributed by BAK International to Shenzhen BAK in both 2005 and 2006 and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007 and 2008, Shenzhen BAK was granted a preferential income tax rate of 7.5%, 11.8% and 12.6% for calendar years 2007, 2008 and 2009, respectively. In accordance with the transition period of the new corporate income tax law (the “New CIT Law”) and before considering the above-mentioned tax concessions, Shenzhen BAK’s income tax rate for calendar years 2010 and 2011 are expected to be 22% and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, Shenzhen BAK’s income tax rates after consideration of its tax concessions are expected to be 15% for both calendar years 2010 and 2011and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

BAK Electronics, established in August 2005, has been eligible for the same preferential tax treatment previously applicable to Shenzhen BAK and was in the tax holiday and fully exempt from any enterprise income tax for calendar years 2006 and 2007 followed by a three-year 50% reduction in its enterprise income tax rate. In addition, pursuant to the transition period of the New CIT Law and before considering the above-mentioned 50% reduction, BAK Electronics’ income tax rates for calendar years 2009, 2010 and 2011 are expected to be 20%, 22% and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, BAK Electronics’ income tax rate after consideration of its tax holiday are expected to be 10%, 11% and 24% for calendar years 2009, 2010 and 2011, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the current year due to the current tax losses carried forward from the calendar year 2008.

BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt the New CIT Law. The New CIT Law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic enterprises and FIEs. The New CIT Law became effective on January 1, 2008. According to the New CIT Law, the applicable income tax rate for Shenzhen BAK, BAK Electronics and BAK Tianjin will be 25% after their preferential tax holidays and the transition period have ended. During the transition period, tax rates for subject entities was 18% for the calendar year 2008, and is expected to be 20%, 22% and 24% for the calendar years 2009, 2010 and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

(a) Income taxes in the consolidated statements of operations and comprehensive income / (loss)

Income taxes consist of:

	2007	2008	2009
Current tax	$414,163	$107,166	$771,632
Deferred tax	(609,684)	(1,152,379)	(2,024,214)

Income tax benefit	$(195,521)	$(1,045,213)	$(1,252,582)

Substantially all of the Company’s income / (loss) before income taxes and related tax benefit are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income / (loss) differ from the amounts computed by applying the US statutory income tax rate of 35% to income / (loss) before income taxes for the three years ended September 30, 2007, 2008 and 2009 for the following reasons:

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

7

Income Taxes (continued)

	2007	2008	2009

Income / (loss) before income taxes	$287,807	$(8,985,813)	$(15,244,075)

Computed “expected” income tax expense at 35%	100,732	(3,145,034)	(5,335,426)
Change in the balance of the valuation allowance for deferred tax	691,540	464,569	802,066
Deferred tax due to the enacted tax rate change	-	(697,928)	-
Loss of tax credit due to change of tax law	-	224,804	-
Foreign tax rate differential	(730,303)	(204,968)	(147,896)
Non-taxable income	(624,936)	(800,440)	(1,070,181)
Non-deductible expenses
- Share-based compensation	867,746	1,323,026	1,303,715
- Other non-deductible expenses	361,189	1,984,161	3,053,752
Under-provision in previous year	-	-	244,417
Preferential tax rate and tax holiday	(861,489)	(193,403)	(103,029)

Actual income tax benefit	$(195,521)	$(1,045,213)	$(1,252,582)

Shenzhen BAK and BAK Electronics received in aggregate tax benefit of US$861,489, US$193,403 and US$103,029, or US$0.02, US$0.04 and US$0.007 per basic share pursuant to their tax holiday and preferential tax rate for the three years ended September 30, 2007, 2008 and 2009 respectively.

The significant components of deferred income tax benefits for the three years ended September 30, 2007, 2008 and 2009 are as follows:

	2007	2008	2009
Deferred tax income	$(1,299,227)	$(1,616,948)	$(2,826,280)
Valuation allowance for deferred tax assets	689,543	464,569	802,066

	$(609,684)	$(1,152,379)	$(2,024,214)

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

7

Income Taxes (continued)

(b) Deferred taxation

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2008 and 2009 are presented below:

	2008	2009
Deferred tax assets

Short-term
Trade accounts receivable	$973,311	$2,862,981
Inventories	461,097	627,422
Accrued expenses and other payables	285,254	404,300

Short-term deferred tax assets	1,719,662	3,894,703

Long-term
Property, plant and equipment	6,543	42,911
Net operating loss carried forward	581,525	1,383,591
Valuation allowance	(581,525)	(1,383,591)

Long-term deferred tax assets	6,543	42,911

Total net deferred tax assets	$1,726,205	$3,937,614

Deferred tax assets / (liabilities):

Long-term
Intangible assets	$294,680	$147,686
Property, plant and equipment	(386,080)	(425,913)

Long-term deferred tax liabilities	$(91,400)	$(278,227)

Net deferred tax assets	$1,634,805	$3,659,387

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets as of September 30, 2008 and 2009 are more likely than not to be realized, except for the deferred tax assets relating to the net operating loss carried forward incurred by the Company and its subsidiaries.

In order to fully realize the deferred tax asset of US$35,803 arising from the net operating loss carried forward of US$102,293 incurred by the Company itself, the Company will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2026 through 2027. As the Company is a non-operating holding company and currently does not expect those unremitted earnings of its foreign subsidiaries to reverse and become taxable to the Company, it is more likely than not that the Company will not realize the benefits of its net operating loss carried forward. Therefore, full valuation allowance of US$35,803 was provided for the deferred tax assets in this respect.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

Income Taxes (continued)

(b) Deferred taxation (continued)

In order to fully realize the deferred tax asset of US$172,307 arising from the net operating loss carried forward of US$1,723,072 incurred by BAK Electronics, BAK Electronics will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2013 through 2014.

In order to fully realize the deferred tax asset of US$1,175,481 arising from the net operating loss carried forward of US$4,701,925 incurred by BAK Tianjin, BAK Tianjin will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2012 through 2014.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if future taxable income decreases.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries of US$59,897,132 and US$37,567,665 as of September 30, 2008 and 2009 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

Assets Held for Sale

In fiscal year 2009, the Company decided to dispose of its machinery and equipment relating to steel-case cell production line. The Company expects that the final sale and disposal of the assets will be completed in the fiscal year 2010. In connection with the disposal, the Company determined that the carrying value of the assets that are held for sale is separately presented in the consolidated balance sheets in the caption “Assets held for sale”, and these assets are no longer depreciated.

Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2008 and 2009 consist of the following:

	2008	2009
Buildings	$94,062,610	$100,280,425
Machinery and equipment	89,999,435	123,796,485
Office equipment	1,590,015	1,802,825
Motor vehicles	1,083,278	1,168,575

	186,735,338	227,048,310
Accumulated depreciation	(33,033,996)	(42,709,026)
Construction in progress	36,116,818	27,959,855
Prepayment for acquisition of property, plant and equipment	5,617,052	7,385,855

	$195,435,212	$219,684,994

(i) Depreciation expense is included in the consolidated statements of operations and comprehensive income / (loss) as follows:

	2007	2008	2009
Cost of revenues	$6,274,424	$9,757,827	$9,291,825
Research and development expenses	296,199	468,556	479,980
Sales and marketing expenses	591,583	636,301	444,060
General and administrative expenses	1,455,911	1,652,456	1,896,383

	$8,618,117	$12,515,140	$12,112,248

Property, plant and equipment with net book value of US$575,240 was sold in the current year for US$568,706, of which US$557,990 was included in prepayments and other receivables in the consolidated balance sheets.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

Property, Plant and Equipment, net (continued)

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the years ended September 30, 2007, 2008 and 2009, the Company capitalized interest of US$451,226, US$300,805 and US$723,527, respectively, to the cost of construction in progress.

(iii) Pledged Property, Plant and Equipment

As of September 30, 2008 and 2009, machinery and equipment with net book value of US$42,582,851 and US$67,873,955 of the Company were pledged as collateral under certain loan arrangements (see Notes 12 and 13).

Lease Prepayments, net

Lease prepayments as of September 30, 2008 and 2009 consisted of the following:

	2008	2009
Lease prepayments	$33,009,123	$34,048,996
Accumulated amortization	(1,226,994)	(1,883,367)

	$31,782,129	$32,165,629

During the year ended September 30, 2007, the Company fully paid the lease prepayment of US$717,344 in relation to the right to use the land in Shenzhen relating to its new Research and Development Test Centre. The Company obtained the related property ownership and land use rights certificate during the fiscal year ended September 30, 2008. The Company also fully paid the lease prepayment of US$14,119,888 for the right to use the land relating to its Tianjin facility. As of September 30, 2008, the Company had obtained related land use rights certificate of the land relating to the Tianjin facility, but the Tianjin government had requested that the Company complete the construction of the facility on the land before September 30, 2008, which the Company had not done. As of September 30, 2009, the Company was in the course of negotiating with the relevant government bureau for an extension of the completion date.

The lease prepayment with a cost of US$3,498,035 represents the right to use the land on which the Company’s corporate campus had been constructed and is owned by the PRC government. According to the agreement with the local government of Kuichong Township of Longgang District of Shenzhen, the Company is obligated to pay approximately US$13.60 per square meter to the local government to obtain the right to use the land for a period of 50 years. According to a preliminary measurement conducted in 2004, total consideration payable by the Company in respect of the land use rights amounted to US$4,029,038, which was reduced to US$3,246,791 in accordance with the results of the final measurement by the local government in 2005. The balance of US$528,976 was still outstanding as of September 30, 2007. The local government granted permission to the Company to commence the construction of a new production plant. On June 20, 2007, the Company obtained the approvals for project planning and construction from the government of Shenzhen. Under the agreement with the local government of Shenzhen for the acquisition of land use rights for BAK Industrial Park entered into on June 29, 2007, the Company was required to pay an additional US$11,819,841 to acquire the land for BAK Industrial Park. Additionally, according to a notice received from the local government of Shenzhen on June 6, 2008, the Company obtained government grants totaling US$7,889,991 to subsidize such additional cost of the land use rights. As of September 30, 2008, the Company had fully paid the remaining cost of US$3,929,850 and had obtained the land use rights certificate. On July 3, 2009, the Company had obtained the approval for project-planning and construction from the local government of Shenzhen. As of September 30, 2009, the application for the related property ownership certificate was in process.

Amortization expenses for the above lease prepayments were approximately US$274,000, US$702,000 and US$657,000 for the years ended September 30, 2007, 2008 and 2009 respectively. Estimated amortization expense for the next five years is approximately US$682,000 each year, respectively.

The Company has committed to pledge its property ownership and land use rights certificate relating to the Company’s Research and Development Test Centre (Note 13) to China Development Bank. As of September 30, 2009, the Company was in the process of negotiating with the relevant government for the requisite approval. The aggregate net book value of the related land use rights as of September 30, 2008 and 2009 were US$769,261 and US$1,232,651.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

Intangible Assets, net

Intangible assets as of September 30, 2008 and 2009 consist of the following:

	2008	2009
Trademarks, computer software and technology	$244,314	$385,593
Less: Accumulated amortization	(82,896)	(146,106)

	$161,418	$239,487

Intangible assets represent the trademarks, computer software and technology used for battery production and research.

Amortization expenses for these intangible assets were approximately US$19,000, US$33,000 and US$63,000 for the years ended September 30, 2007, 2008 and 2009 respectively. Estimated amortization expense for the next five years is approximately US$70,000 each year.

Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	2008	2009
Pledged deposits (Note 3)	$-	$7,137,307
Inventories (Note 5)	21,999,619	21,973,836
Machinery and equipment, net (Note 9)	14,058,213	33,174,263

	$36,057,832	$62,285,406

As of September 30, 2008 and 2009, the Company had several short-term bank loans with aggregate outstanding balances of US$105,598,170 and US$139,159,380, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 0.30% to 5.58% per annum, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of September 30, 2009, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$58,596,897 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of September 30, 2009, the aggregate net book value of the buildings and land use rights in relation to the land use rights certificate was US$104,461,858.

Long-term Bank Loans

As of September 30, 2008 and 2009, the Company had long-term bank loans of US$64,532,214 and US$55,667,052 respectively. As of September 30, 2009, US$10,254,457 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 5.76% per annum. This long-term bank loan is repayable in two installments of US$4,394,767 on November 20, 2009 and US$5,859,690 on December 26, 2010.

Three other long-term loans totaled an aggregate borrowed amount of US$21,973,835 as of September 30, 2009. These loans were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan of US$5,859,689 currently carries interest at 5.184% per annum and is repayable on January 25, 2012. The second loan of US$11,719,379 currently carries annual interest of 5.184% and is repayable in three installments of US$2,929,845 on January 25, 2010, US$7,324,612 on January 25, 2011 and US$1,464,922 on January 25, 2012, respectively. The third loan of US$4,394,767 currently carries annual interest of 5.76% and is repayable on January 25, 2010.

Another loan of US$23,438,760 as of September 30, 2009 was borrowed under a four-year long-term loan credit facility from Tianjin Branch, Agricultural Bank of China and carries interest at the benchmark rate of the PBOC for three-year to five-year long-term loans, which is currently 5.76% per annum. This loan is repayable in four installments of US$4,394,767 on December 26, 2009, US$4,394,767 on December 26, 2010, US$7,324,613 on December 26, 2011, and US$7,324,613 on May 26, 2012.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

Long-term Bank Loans (continued)

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) to be secured by the property ownership and land use rights certificate relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. As of September 30, 2009, the Company had obtained the relevant land use rights certificate and was in the process of negotiating with the relevant government bureau for the requisite approval to pledge it as described.

The long-term bank loan with Shenzhen Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$28,524,638 and US$34,699,692 as of September 30, 2008 and 2009 (see Note 9); and (iii) secured by the property ownership certificate and land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used in the campus subsequent to such construction.

The long-term bank loan with Tianjin Branch, Agricultural Bank of China is secured by the machinery and equipment purchased for the automated high-power lithium-phosphate cells production line in Tianjin. As of September 30, 2009, construction of the automated high-power lithium-phosphate cells production line was in progress.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of September 30, 2009 are as follows:

Fiscal years ending on September 30,
2010	$16,114,146
2011	17,579,070
2012	21,973,836

$55,667,052

Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2008 and 2009 consist of the following:

	2008	2009
Construction costs payable	$1,995,060	$3,068,008
Equipment purchases payable	9,310,546	6,938,873
Customer deposits (Note 14(a))	1,916,412	2,343,334
Other payables and accruals (Note 14(b))	7,859,769	5,576,246
Staff and workers’ welfare and bonus fund	499,395	498,810

	$21,581,182	$18,425,271

(a)	Customer deposits were received from customers in connection with orders of products to be delivered in future periods.

(b)	Other payables and accruals included deferred income from receipts of government grants amounting to US$637,989 and US$673,864 as of September 30, 2008 and 2009 respectively.

Other payables and accruals as of September 30, 2008 and 2009 also included payable for liquidated damage of US$1,210,213 and US$1,208,795 respectively (Note 16).

Deferred Revenue

Deferred revenue represents a government grant of subsidy for additional cost of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon of 35 years.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

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

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to the above two events totaling approximately US$1,051,000 from the Company. The Company therefore recognized in general and administrative expenses an amount of approximately US$760,000 as liquidated damages for the year ended September 30, 2007. As of September 30, 2009, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to US$561,174 for the November 2007 registration rights agreement. As of September 30, 2009, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals (note 14(b)).

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

Shareholders’ Equity (continued)

On August 26, 2008, the Company completed a registered direct offering in the amount of 4,102,564 units at a price of $3.90 for gross proceeds to the Company of $16,000,000. Each unit is comprised of one common share and one share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company for a period of 60 days beginning on the date of the initial issuance of warrants on August 26, 2008 at an exercise price of $3.90 per share. Brean Murray, Carret & Co., LLC, acted as the Company's exclusive investment banker and agent in connection with the registered direct offering and received a cash fee of US$800,000, representing 5% of the gross proceeds received from the sale of the Shares and warrants. Pursuant to an amendment to the placement agency agreement, the Company also agreed to pay Brean Murray, Carret & Co., LLC an aggregate commission equal to 5% of the gross exercise price of received from investors for the exercise of the warrants in the offering. The placement agent had no obligation to buy any of the shares from the Company. As of September 30, 2009, 4,102,564 shares had been issued and no warrants had been exercised.

Net Income / (Loss) per Share

The calculation of basic net loss per share is based on the net loss for the year ended September 30, 2009 attributable to equity shareholders of US$13,991,493 (Net income for the year ended September 30, 2007: US$483,328 and net loss for the year ended September 30, 2008: US$7,940,600) and the weighted average number of ordinary shares of 56,964,129 outstanding during the year ended September 30, 2009 (2007: 48,979,115 shares and 2008: 52,313,768 shares).

The effects of 3,110,000 shares of stock options and 11,250 shares of restricted stock outstanding during the year ended or as of September 30, 2008 were all anti-dilutive and the effects of 4,883,700 shares of stock options, 511,250 shares of restricted stock and 4,102,564 warrants outstanding during the year ended or as of September 30, 2009 were all anti-dilutive. As such, basic and diluted net loss per share for the years ended September 30, 2008 and 2009 are the same.

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

Finance Costs, net

Details of finance costs are summarized as follows:

	2007	2008	2009
Total interest cost incurred	$5,404,305	$10,007,094	$9,769,680
Less: Interest capitalized	(451,226)	(300,805)	(723,527)
Interest income	(283,264)	(87,949)	(300,895)
Bank charges	186,715	779,054	441,603
Exchange loss	368,270	623,414	169,122

	$5,224,800	$11,020,808	$9,355,983

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

Pension and Other Postretirement Benefits

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 8% to 11% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The total amount of contributions charged to expense in the accompanying consolidated statements of operations and comprehensive income / (loss) are presented as follows:

	2007	2008	2009
Cost of revenues	$279,191	$717,353	$608,260
Research and development expenses	57,575	85,227	135,443
Sales and marketing expenses	142,739	86,551	91,284
General and administrative expenses	160,627	200,315	316,311

	$640,132	$1,089,446	$1,151,298

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

Pursuant to the Plan, the Company issued 2,000,000 options with an exercise price of US$6.25 per share on May 16, 2005. In accordance with the vesting provisions of the grants, the options became vested and exercisable under the following schedule:

	Percentage of	Initial
Numbers of Share	Options Issued	Vesting Date
800,000	40%	July 1, 2007
600,000	30%	January 1, 2008
600,000	30%	July 1, 2008
2,000,000	100%

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2009 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2008	200,000	$6.25
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2009	200,000	$6.25	1.6 years	$-

Exercisable as of September 30, 2009	200,000	$6.25	1.6 years	$-

(1)	Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2009 (US$4.95) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. The Company recorded non-cash share-based compensation expense of US$588,716 and US$73,935 for the years ended September 30, 2007 and 2008 in respect of these share options granted in 2005. The expense of 2007 was allocated to general and administrative expenses and research and development expenses respectively and that of 2008 was allocated to research and development expenses. No non-cash share-based compensation expense was recognized in respect of these share options for the year ended September 30, 2009.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions.

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of September 30, 2009, there were no unrecognized compensation costs related to non-vested share options.

Pursuant to the Plan, the Company also issued 1,501,500 options with a weighted average exercise price of US$3.28 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from June 30, 2007 to February 9, 2012 according to each employee’s respective agreement.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2009 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2008	1,300,000	$3.29
Exercised	46,000	3.27
Forfeited	183,500	3.27
Cancelled	-	-

Outstanding as of September 30, 2009	1,070,500	$3.29	3.7 years	$1,777,030

Exercisable as of September 30, 2009	730,500	$3.29	3.2 years	$1,212,630

(1)	Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2009 (US$4.95) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$545,749, US$1,580,205 and US$660,821 for the years ended September 30, 2007, 2008 and 2009 in respect of share options granted in June 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses following assumptions.

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of September 30, 2009, there were unrecognized compensation costs of US$270,823 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.4 year.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2009 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2008	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2009	360,000	$4.30	3.3 years	$234,000

Exercisable as of September 30, 2009	180,000	$4.30	3.3 years	$117,000

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2009 (US$4.95) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$681,363 and US$436,965 for the years ended September 30, 2008 and 2009 respectively in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of September 30, 2009, there were unrecognized compensation costs of US$175,504 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.6 year.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2009 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2008	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2009	1,250,000	$4.18	3.6 years	$962,500

Exercisable as of September 30, 2009	492,500	$4.18	3.6 years	$379,225

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2009 (US$4.95) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$840,789 and US$1,358,988 for the years ended September 30, 2008 and 2009 respectively in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of September 30, 2009, there were unrecognized compensation costs of US$746,571 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.3 year.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

20

Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2009 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2008	-	$-
Granted on June 22, 2009	1,928,200	2.81
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2009	1,928,200	$2.81	6.7 years	$4,126,348

Exercisable as of September 30, 2009	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2009 (US$4.95) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was US$2.46 per share. The Company recorded non-cash share-based compensation expense of US$892,295 for the year ended September 30, 2009 in respect of share options granted on June 22, 2009, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of September 30, 2009, there were unrecognized compensation costs of US$3,843,730 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.7 years.

On June 26, 2009, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase 75,000 shares of the Company’s common stock to certain key management with an exercise price of US$3.24 per share. In accordance with the vesting provisions of the grants, the options will become vested and exercisable over five years in twenty equal quarterly installments on the first day of each fiscal quarter beginning on October 1, 2009.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

20

Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2009 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2008	-	$-
Granted on June 26, 2009	75,000	3.24
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2009	75,000	$3.24	6.7 years	$128,250

Exercisable as of September 30, 2009	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2009 (US$4.95) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was US$2.86 per share. The Company recorded non-cash share-based compensation expense of US$38,976 for the year ended September 30, 2009 in respect of share options granted on June 26, 2009, which was allocated to research and development expenses.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	113.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of September 30, 2009, there were unrecognized compensation costs of US$175,200 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.7 years.

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

The Company recorded non-cash share-based compensation expense of US$30,504 and US$37,896 for the years ended September 30, 2008 and 2009, in respect of the restricted shares granted in August 2008, which was allocated to general and administrative expenses.

As of September 30, 2009, there were no unrecognized stock-based compensation costs associated with these restricted shares granted to non-employee directors. All of the restricted shares were issued as fully paid shares of common stock to the Company’s three independent directors on August 6, 2008, October 20, 2008, March 2, 2009 and April 2, 2009, respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

20

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

The Company recorded non-cash share-based compensation expense of US$264,200 for the year ended September 30, 2009, in respect of the restricted shares granted in June 22, 2009, which was allocated to general and administrative expenses.

As of September 30, 2009, there were unrecognized stock-based compensation costs of US$1,140,800 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 2.7 years.

Pursuant to the Plan, and in accordance with the China BAK Battery, Inc. Compensation Plan for Non-Employee Directors, the Company also granted 5,000 restricted shares to each of the existing elected independent directors with a fair value of US$3.24 per share on June 26, 2009. The eligible directors shall vest in their rights under the restricted shares according to the following schedule:

(i) 25% of the restricted shares granted will immediately vest on the grant date; and

(ii) The remaining 75% of the restricted shares will vest in three equal quarterly installments on the last day of each subsequent quarter or in three equal quarterly installments on the last day of each calendar quarter beginning on the last day of the first full calendar quarter after the grant date.

The Company recorded non-cash share-based compensation expense of US$34,760 for the year ended September 30, 2009, in respect of the restricted shares granted in June 2009, which was allocated to general and administrative expenses.

As of September 30, 2009, there were unrecognized stock-based compensation costs of US$13,840 for the year ended September 30, 2009 associated with these restricted shares granted to non-employee directors. The first 25% of the restricted shares were already issued as fully paid shares of common stock to the Company’s three independent directors on July 24, 2009.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the years ended September 30, 2008 and 2009.

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
As of September 30, 2007, 2008 and 2009 (continued)

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

Upon the grant of restricted stock, the Company reclassified share-based payment liabilities of US$3,679,934 to shareholders’ equity. The restricted stock grant is treated as equity-classified awards and the unrecognized compensation costs were recognized over the vesting period. The Company recognized share-based compensation expense of US$556,696 for the year ended September 30, 2008 in respect of the equity-classified award. These share-based compensation costs were allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively. All shares of restricted stock granted as of September 30, 2009 vested before September 30, 2008 and no non-cash share-based compensation expense was recognized for the year ended September 30, 2009.

As of September 30, 2009, there were no unrecognized compensation costs related to the restricted stock grants.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts receivable, other receivables, property, plant and equipment held for sale, short-term bank loans, long-term bank loans, accounts and bills payable and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest.

22

Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2008 and 2009, the Company had the following contracted capital commitments:

	2008	2009

For construction of buildings	$5,957,292	$5,950,310
For purchases of equipment	4,313,237	3,590,812

	$10,270,529	$9,541,122

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

22

Commitments and Contingencies (continued)

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

The Company did not obtain the land use right certificate and approvals for project-planning and construction relating to the premises occupied by the Company, BAK Industrial Park, before construction of the buildings was commenced. On July 3, 2009, the Company had obtained the approval for project-planning and construction from the local government of Shenzhen. As of September 30, 2009, the Company has obtained the aforementioned land use rights certificate and government approvals and was in the process of negotiating with the relevant government for the application and acquisition of the appropriate property ownership certificate.

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

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of September 30, 2009, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid. However, management believes that this possibility, while present, is remote.

Pursuant to the property ownership and land use rights certificate that the Company obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, the Company must complete at least 25% of the construction of the new Research and Development Test Centre by September 30, 2008. On November 11, 2008 and May 27, 2009, the Company has signed two supplement agreements with Shenzhen government to increase the dimensions of the Research and Development Test Centre. According to the supplement agreements, the Company is required to complete the construction by May 6, 2011. According to the property ownership and land use rights certificate, such rights may not be pledged without the approval of the relevant government office. The Company is required to pledge its property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank according to the loan agreement entered into with it. As of September 30, 2009, the Company was in the process of negotiating with the relevant government for the requisite approval.

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

The Company is not able to insure its new Research and Development Test Centre to be constructed in Shenzhen, China, until it receives the required property ownership and land use rights certificates. Upon receipt of such certificates, the Company intends to procure such insurance. As discussed above, the Company has obtained the land use rights certificate to the land relating to these facilities. The application for a property ownership certificate is in process with respect to the Company’s facilities in Tianjin.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

22

Commitments and Contingencies (continued)

(iii) Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	2008	2009

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,933,282	$2,197,384
Guaranteed for Hunan Reshine New Material Ltd. - a non-related party	5,866,565	5,859,690
Guaranteed for Nanjing Special Metal Equipment Co. Ltd. - a non-related party	1,466,641	7,324,612
Guaranteed for Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd. - a non-related party	2,933,282	4,394,767
Guaranteed for Shenzhen B&G Technology Development Co. Ltd. - a non-related party	3,666,603	8,789,535

	$16,866,373	$28,565,988

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of September 30, 2009.

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

The Company's outstanding discounted and transferred bills as of September 30, 2008 and 2009 are summarized as follows:

	2008	2009

Commercial bills	$-	$439,477
Bank acceptance bills	34,721,831	13,469,235

	$34,721,831	$13,908,712

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

Commitments and Contingencies (continued)

(v) Litigation and claims

On September 12, 2006, Hydro-Quebec, a Canadian company, and the Board of Regents of the University of Texas System brought a federal patent infringement suit in the United States District Court for the Northern District of Texas against the Company. The plaintiffs alleged that by manufacturing rechargeable lithium cells for A123Systems for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker, the Company has infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs seek injunctive relief and damages in an unspecified amount. A123Systems, Black & Decker Corporation and Black & Decker (U.S.) Inc. have also been named as co-defendants in this lawsuit. The court has not ruled on this lawsuit. The Company understands that this lawsuit is a countersuit against A123Systems, which filed a claim against Hydro-Quebec in the United States District Court of Massachusetts in April 2006. In that suit, A123Systems sought declaratory relief that the two said U.S. patents are invalid and that A123Systems is not infringing either of these two patents.

Following the filing of the lawsuit, the United States Patent and Trademark Office reexamined the patents. The patents were re-issued with substantial modification of the patent claims. The plaintiffs have advised that, in their view, the lawsuit continues to be viable against the defendants, including China BAK. The plaintiffs' position has not been tested. Currently pending is the plaintiffs’ motion to amend their complaint to take the USPTO action into account.

If the court were to issue an adverse decision, the Company could face a substantial monetary damages award. While such an adverse decision could also prohibit the Company from future production of rechargeable lithium cells manufactured for A123Systems or may require the Company to pay royalties to engage in any such production, the Company has no plans to pursue production of batteries for A123. The court has not issued any substantive decisions in the litigation and there has been no substantive pretrial discovery. As a result, at this time, the Company is unable to express a view on the extent of any possible award of damages that might be rendered in the litigation.

Significant Concentrations

(a) Customers and Credit Concentrations

The Company had only one customer that individually comprised 10% or more of net revenue for the year ended September 30, 2007, as follows:

	2007		2008		2009
		%		%		%

A123System, Inc.	$20,586,775	14	$-	-	$-	-

No customer individually comprised 10% or more of net revenue for the years ended September 30, 2008 and 2009.

As of September 30, 2007, approximately 3% of gross trade accounts receivable was due from A123Systems Inc.. On August 30, 2007, the Company’s agreement with this customer terminated in accordance with its terms. The Company did not have a balance of gross trade accounts receivables due from this customer as of September 30, 2008 and 2009.

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2008 and 2009, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. During the fiscal year ended September 30, 2009, the Company manufactured six types of Li-ion rechargeable batteries: steel-case cell, aluminum-case cell, battery pack, cylindrical cell, polymer cell and high-power lithium-phosphate cell.The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the years ended September 30, 2007, 2008 and 2009 were as follows:

Net revenues by product:

	2007		2008		2009
		%		%		%

Steel-case cell	$34,868,786	23.91	$29,299,493	11.94	$4,979,548	2.36
Aluminum-case cell	69,916,244	47.93	130,109,946	53.03	111,700,018	52.90
High-power lithium- phosphate cell	20,561,865	14.10	-	-	179,389	0.09
Battery pack	11,797,560	8.09	25,500,658	10.40	24,705,154	11.70
Cylindrical cell	3,421,901	2.34	42,566,664	17.35	55,348,867	26.21
Polymer cell	5,294,543	3.63	17,870,808	7.28	14,230,995	6.74

	$145,860,899	100.00	$245,347,569	100.00	$211,143,971	100.00

The manufacturing of steel-case cells was discontinued in January 2009.

Net revenues by geographic area:

	2007		2008		2009
		%		%		%

PRC Mainland	$105,567,176	72.38	$175,302,425	71.45	$132,709,688	62.85
PRC Taiwan	7,025,209	4.82	41,904,752	17.08	47,663,572	22.57
India	4,299,314	2.95	5,660,586	2.31	10,525,872	4.99
United States of America	20,740,356	14.22	75,030	0.03	1,412,803	0.67
Hong Kong, China	6,417,931	4.40	19,955,673	8.13	16,086,222	7.62
Others	1,810,913	1.23	2,449,103	1.00	2,745,814	1.30

	$145,860,899	100.00	$245,347,569	100.00	$211,143,971	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

China BAK Battery, Inc. (Parent Company)

Under PRC regulations, Shenzhen BAK, BAK Electronics and BAK Tianjin may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, Shenzhen BAK, BAK Electronics and BAK Tianjin are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of September 30, 2009, additional transfers of US$82,207,805 were required before the statutory general reserve reached 50% of the registered capital of Shenzhen BAK, BAK Electronics and BAK Tianjin. As of September 30, 2009, US$7,227,195 has been appropriated from retained earnings and set aside for statutory general reserves by Shenzhen BAK and BAK Electronics. BAK Tianjin did not have after-tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of September 30, 2009.

As of September 30, 2009, the amount of restricted net assets of Shenzhen BAK, BAK Electronics and BAK Tianjin, which may not be transferred to the Company in the forms of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 5% of the Company’s consolidated net assets as discussed above. In addition, the current foreign exchange control policies applicable in the PRC also restrict the transfer of assets on dividends outside the PRC.

The following presents unconsolidated financial information of the parent company only:

Condensed Balance Sheets as of September 30, 2008 and 2009

	2008	2009
Cash and cash equivalents	$34	$34
Other receivables	86,709	114,034
Investments in subsidiaries	173,854,017	164,326,246

Total assets	$173,940,760	$164,440,314

Other current liabilities	$6,868,760	$7,839,444

Total liabilities	$6,868,760	$7,839,444

Total shareholders’ equity	$167,072,000	$156,600,870

Total liabilities and shareholders’ equity	$173,940,760	$164,440,314

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

China BAK Battery, Inc. (Parent Company) (continued)

Condensed Statements of Operations for the years ended September 30, 2007, 2008 and 2009

	2007	2008	2009
General and administrative expenses	$(1,970,123)	$(2,664,359)	$(1,043,339)
Investment income / (loss)	2,453,451	(5,276,241)	(12,948,154)

Income / (loss) before income taxes	483,328	(7,940,600)	(13,991,493)
Income taxes	-	-	-

Net income / (loss)	$483,328	$(7,940,600)	$(13,991,493)

Condensed Statements of Cash Flows for the years ended September 30, 2007, 2008 and 2009

	2007	2008	2009
Cash flow from operating activities

Net income / (loss)	$483,328	$(7,940,600)	$(13,991,493)
Adjustment to reconcile net income / (loss) to net cash used in operating activities:
Share-based compensation	79,747	47,086	72,656
Investment (income) / loss	(2,453,451)	5,276,241	12,948,154
Changes in operating assets and liabilities:
Other receivables	-	(86,709)	(27,325)
Other liabilities	1,889,601	1,991,572	970,682

Net cash used in operating activities	(775)	(712,410)	(27,326)

Cash flow from investing activities
Advances to subsidiaries	-	(28,545,878)	(123,003)

Net cash used in investing activities	-	(28,545,878)	(123,003)

Cash flow from financing activities
Proceeds from issuance of capital stock, net	-	29,239,208	150,329

Net cash provided by financing activities	-	29,239,208	150,329

Net decrease in cash and cash equivalents	(775)	(19,080)	-

Cash and cash equivalents at the beginning of year	19,889	19,114	34

Cash and cash equivalents at the end of year	$19,114	$34	$34

The details of the Company’s investment in subsidiaries and the net proceeds from issuance of its capital stock are fully described in the consolidated statements of shareholders’ equity, Note 1 and Note 16 to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2007, 2008 and 2009 (continued)

Subsequent Events

On October 28, 2009, the Company completed a registered direct offering of 5,790,000 units, each unit consisting of a share of common stock and a warrant to purchase 0.25 of a share of common stock. The price of the securities sold was $3.55 per unit, for an aggregate purchase price of US$20,554,500. Pursuant to subscription agreements between the Company and the investors in this offering, the warrants may be exercised to purchase an aggregate of 1,447,500 shares of the Company's common stock at an exercise price of $3.90 per share. The warrants are exercisable for 24 months beginning on the date of the initial issuance of the warrants. Cowen and Company, LLC, a subsidiary of Cowen Group, Inc., acted as the Company's exclusive investment agent in connection with the registered direct offering and received a cash fee of US$1,027,725, representing 5% of the gross proceeds received from the sale of the Shares and warrants. Pursuant to an amendment to the placement agency agreement, the Company also agreed to pay Cowen and Company, LLC, an aggregate commission equal to 5% of the gross exercise price of received from investors for the exercise of the warrants in the offering. The placement agent had no obligation to buy any of the shares from the Company. As of October 28, 2009, 5,790,000 shares had been issued and no warrants had been exercised.

On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and the Capital Injection Verification Report of BAK Tianjin has been obtained.

Apart from the aforementioned, the Company has evaluated all other subsequent events through December 14, 2009, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Shenzhen, People’s Republic of China, on December 14, 2009.

CHINA BAK BATTERY, INC.

By: /s/ Xiangqian Li
Xiangqian Li
Director, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2009.

Each person whose signature appears below hereby authorizes Xiangqian Li and Tony Shen, or any of them, as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Title

/s/ Xiangqian Li
Name: Xiangqian Li	Director, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Tony Shen
Name: Tony Shen	Chief Financial Officer, Secretary and Treasurer (Principal Financial
Officer and Principal Accounting Officer)

/s/ Huanyu Mao
Name: Huanyu Mao	Director, Chief Technical Officer

/s/ Charlene Spoede Budd
Name: Charlene Spoede Budd	Director

/s/ Chunzhi Zhang
Name: Chunzhi Zhang	Director

/s/ Richard B. Goodner
Name: Richard B. Goodner	Director