Form 10-Q
period 2009-12-31
CHINA BAK BATTERY INC
filed 2010-02-09
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

(86-755) 8977-0093
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [X]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]     No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 8, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	63,601,276

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

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

  general economic conditions, including the current global recession and recent financial crisis;

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

  our ability to maintain an efficient cost structure;

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

  our ability to fund our operations and manage our substantial short-term indebtedness;

  uncertainties with respect to the PRC legal and regulatory environment; and

  other risks identified in this Report and in our other reports filed with the U.S. Securities and Exchange Commission, or SEC.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in other reports that we file with the SEC, including without limitation our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, or the 2009 Form 10-K. Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2009 and December 31, 2009

(In US$)

		September 30,	December 31,
	Note	2009	2009
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$30,678,352	$18,302,923
Pledged deposits	2	31,115,109	19,040,467
Trade accounts receivable, net	3	83,291,698	74,079,860
Inventories	4	65,535,384	79,390,715
Prepayments and other receivables	5	4,632,424	12,820,393
Assets held for sale		803,648	803,565
Deferred tax assets		3,894,703	5,411,125

Total current assets		219,951,318	209,849,048

Property, plant and equipment, net	6	219,684,994	218,585,765
Lease prepayments, net		32,165,629	31,885,686
Intangible assets, net		239,487	224,334
Deferred tax assets		42,911	50,554

Total assets		$472,084,339	$460,595,387

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2009 and December 31, 2009 (continued)
(In US$)

		September 30,	December 31,
	Note	2009	2009
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$139,159,380	$125,044,458
Current maturities of long-term bank loans	8	16,114,146	17,577,267
Accounts and bills payable		92,571,516	88,562,555
Accrued expenses and other payables		18,425,271	16,074,958

Total current liabilities		266,270,313	247,259,238

Long-term bank loans, less current maturities	8	39,552,906	29,295,444
Deferred revenue		7,441,806	7,382,452
Other long-term payables		1,940,217	2,487,842
Deferred tax liabilities		278,227	307,924

Total liabilities		315,483,469	286,732,900

Commitments and contingencies	12

Shareholders’ equity
Shares of common stock US$ 0.001 par value;
100,000,000 authorized; 57,737,481 and 63,601,276 issued and outstanding as of September 30, 2009 and December 31, 2009 respectively		57,738	63,601
Donated shares		14,101,689	14,101,689
Additional paid-in capital		101,161,455	121,916,882
Statutory reserves		7,227,195	7,314,565
Retained earnings		13,328,115	9,848,418
Accumulated other comprehensive income		24,791,288	24,683,942
		160,667,480	177,929,097
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		156,600,870	173,862,487

Total liabilities and shareholders’ equity		$472,084,339	$460,595,387

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations and comprehensive loss
For the three months ended December 31, 2008 and 2009
(Unaudited)
(In US$)

	Three months ended December 31,
	2008	2009

Net revenues	$68,089,737	$50,227,552
Cost of revenues	(57,496,519)	(40,667,672)
Gross profit	10,593,218	9,559,880
Operating expenses:
Research and development expenses	(1,417,540)	(1,768,107)
Sales and marketing expenses	(1,599,652)	(2,027,970)
General and administrative expenses	(6,759,676)	(8,637,340)
Total operating expenses	(9,776,868)	(12,433,417)
Operating income / (loss)	816,350	(2,873,537)
Finance costs, net	(2,839,561)	(2,153,126)
Government grant income	101,945	355,304
Other income	6,357	6,716
Loss before income taxes	(1,914,909)	(4,664,643)
Income tax benefit	176,161	1,272,316
Net loss	$(1,738,748)	$(3,392,327)
Other comprehensive income / (loss)
- Foreign currency translation adjustment	160,111	(107,346)
Comprehensive loss	$(1,578,637)	$(3,499,673)

Net loss per share:
- Basic	$(0.03)	$(0.06)
- Diluted	$(0.03)	$(0.06)
Weighted average number of shares of common stock:
- Basic	56,958,386	61,107,713
- Diluted	56,958,386	61,107,713

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of shareholders’ equity
For the three months ended December 31, 2008 and 2009
(Unaudited)

							Accumulated
	Shares of common stock			Additional			other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	Retained	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	earnings	income	shares	Amount	equity
Balance as of October 1, 2008	57,676,481	$57,677	$14,101,689	$97,286,286	$6,917,943	$27,628,860	$25,146,155	(721,030)	$(4,066,610)	$167,072,000

Net loss	-	-	-	-	-	(1,738,748)	-	-	-	(1,738,748)

Share-based compensation for employee stock awards	-	-	-	817,528	-	-	-	-	-	817,528

Issuance of common stock to non- employee directors	3,750	4	-	(4)	-	-	-	-	-	-

Appropriation to statutory reserves	-	-	-	-	309,252	(309,252)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	160,111	-	-	160,111

Balance as of December 31, 2008	57,680,231	$57,681	$14,101,689	$98,103,810	$7,227,195	$25,580,860	$25,306,266	(721,030)	$(4,066,610)	$166,310,891

Balance as of October 1, 2009	57,737,481	$57,738	$14,101,689	$101,161,455	$7,227,195	$13,328,115	$24,791,288	(721,030)	$(4,066,610)	$156,600,870

Net loss	-	-	-	-	-	(3,392,327)	-	-	-	(3,392,327)

Share-based compensation for employee stock awards	-	-	-	1,145,210	-	-	-	-	-	1,145,210

Exercise of stock options awards	70,045	70	-	226,526	-	-	-	-	-	226,596

Issuance of common stock to non- employee directors	3,750	3	-	(3)	-	-	-	-	-	-

Issuance of new common stock	5,790,000	5,790	-	19,383,694	-	-	-	-	-	19,389,484

Appropriation to statutory reserves	-	-	-	-	87,370	(87,370)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(107,346)	-	-	(107,346)

Balance as of December 31, 2009	63,601,276	$63,601	$14,101,689	$121,916,882	$7,314,565	$9,848,418	$24,683,942	(721,030)	$(4,066,610)	$173,862,487

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended December 31, 2008 and 2009
(Unaudited)
(In US$)

	Three months ended December 31,
	2008	2009
Cash flow from operating activities
Net loss	$(1,738,748)	$(3,392,327)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	3,626,880	4,192,735
Provision for doubtful debts	2,347,075	4,736,336
Recovery of obsolete inventories	(550,134)	(280,255)
Share-based compensation	817,528	1,145,210
Deferred income taxes	(271,075)	(1,494,655)
Deferred revenue	(58,488)	(58,587)
Exchange loss / (gain)	703,970	(262,558)

Changes in operating assets and liabilities:
Trade accounts receivable	(955,974)	4,475,260
Inventories	1,278,563	(13,572,622)
Prepayments and other receivables	(7,859,286)	(8,197,254)
Accounts and bills payable	20,175,048	(4,795,115)
Accrued expenses and other payables	3,662,613	130,935

Net cash provided by / (used in) operating activities	21,177,972	(17,372,897)

Cash flow from investing activities

Purchases of property, plant and equipment	(19,528,325)	(3,904,649)
Payment of lease prepayments	(465,858)	-
Purchases of intangible assets	(58,000)	(1,503)

Net cash used in investing activities	$(20,052,183)	$(3,906,152)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)
(In US$)

	Three months ended December 31,
	2008	2009
Cash flow from financing activities
Proceeds from borrowings	$84,076,947	$40,937,888
Repayment of borrowings	(81,883,636)	(63,713,859)
(Increase) / decrease in pledged deposits	(1,663,288)	12,070,796
Proceeds from issuance of capital stock, net	-	19,616,080
Net cash provided by financing activities	530,023	8,910,905
Effect of exchange rate changes on cash and cash equivalents	(153,472)	(7,285)
Net increase / (decrease) in cash and cash equivalents	1,502,340	(12,375,429)
Cash and cash equivalents at the beginning of period	35,706,834	30,678,352
Cash and cash equivalents at the end of period	$37,209,174	$18,302,923
Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to banks	$1,688,989	$585,969
Cash paid during the period for:
Income taxes	$-	$222,339
Interest, net of amounts capitalized	$2,762,298	$1,822,195

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009
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

Basis of Presentation and Organization

As of December 31, 2009, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; and vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008. BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of US$99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International was required to contribute US$20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. An extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately US$20,000,000 capital to BAK Tianjin. The remaining US$79,990,000 was originally required to be fully contributed no later than December 11, 2008 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2009. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The Company is discussing with the authorities to further extend the deadline of making the capital contribution and no action has been taken by the authorities. BAK Tianjin is principally engaged in the manufacture of advanced lithium ion batteries for use in cordless power tools and other applications.

Pursuant to Shenzhen BAK’s articles of association and relevant PRC regulations, BAK International was required to contribute about US$5.72 million to Shenzhen BAK as capital (representing 7% of Shenzhen BAK’s registered capital) no later than October 2008. On May 5, 2009, an approval from Shenzhen Bureau of Trade and Industry was obtained to reduce the required registered capital to US$76,877,480, which had been fully paid up, and on June 22, 2009, an updated business license of Shenzhen BAK from the Business Administration Bureau of Shenzhen was obtained. On December 25, 2009, BAK International contributed approximately US$10,122,520 capital to Shenzhen BAK and as of December 31, 2009, the total contribution from BAK International and Shenzhen BAK’s registered capital was US$87,000,000.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization (continued)

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

Under accounting principles generally accepted in the United States of America (“US GAAP”), escrow agreements such as the one established by Mr. Xiangqian Li generally constitute compensation if, following attainment of a performance threshold, shares are returned to a company officer. The Company determined that without consideration of the compensation charge, the performance thresholds for the year ended September 30, 2005 would be achieved. However, after consideration of a related compensation charge, the Company determined that such thresholds would not have been achieved. The Company also determined that, even without consideration of a compensation charge, the performance thresholds for the year ended September 30, 2006 would not be achieved. No compensation charge was recorded by the Company for the years ended September 30, 2005 and 2006.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization (continued)

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

At the time the escrow shares relating to the 2006 performance threshold were transferred to the investors in fiscal year 2007, the Company should have recognized a credit to donated shares and a debit to additional paid-in capital, both of which are elements of shareholders’ equity. This entry is not material because total shares of common stock issued and outstanding, total shareholders’ equity and total assets do not change; nor is there any impact on income or earnings per share. Therefore, previously filed consolidated financial statements for the fiscal year ended September 30, 2007 will not be restated. This share transfer has been reflected in these financial statements by reclassifying the balances of certain items as of October 1, 2007. The balances of donated shares and additional paid-in capital as of October 1, 2007 were credited and debited by US$7,955,358 respectively.

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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of December 31, 2009 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US GAAP.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2010. The Company’s consolidated balance sheet as of September 30, 2009 has been taken from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

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

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance applies to the Company’s financial statements starting in its fiscal year beginning on October 1, 2009. The adoption of ASC Topic 810 has no material impact on the Company’s financial statements.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC Topic 805 is required to be adopted by the Company for business acquisitions for which the acquisition date is on or after October 1, 2009. The adoption of ASC Topic 805 has no material impact on the Company’s financial statements.

In March 2008, the FASB issued ASC Topic 815, “Derivatives and Hedging,” which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of ASC Topic 815 has no material impact on the Company’s financial statements.

In April 2008, the FASB issued ASC Topic 350, “Intangibles-Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). ASC Topic 350 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(Revised) and other U.S. GAAP. ASC Topic 350 is effective for fiscal years beginning after December 15, 2008 and is effective for the Company’s fiscal year beginning on October 1, 2009. Early adoption is prohibited. The adoption of ASC Topic 350 has no material impact on the Company’s financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Recently Issued Accounting Standards (continued)

In April 2009, the FASB issued ASC Topic 805, “Business Combinations,” which amends the provisions in SFAS No. 141 (Revised) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC Topic 805 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (Revised) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. ASC Topic 805 is effective for contingent assets and contingent liabilities arising from business combinations whose acquisition dates are on or after December 15, 2008. The adoption of ASC Topic 805 has no material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC Topic 860, “Transfers and Servicing,” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC Topic 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASC Topic 860 is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC Topic 810, “Consolidation,” which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASC Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC Topic 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC Topic 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASC Topic 810 is not expected to have a material impact on the Company’s financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” or ASU 2009-05. ASU 2009-05 provides additional guidance for measuring the fair value of liabilities and clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement, providing there are no adjustments to the quoted price. Alternatively, when no quoted price is available, ASU 2009-05 affirms the use of other valuation techniques outlined in SFAS No. 157. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 has no material impact on the Company’s financial statements.

In September 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” or ASU 2009-12. ASU 2009-12 amends SFAS No. 157 to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). ASU 2009-12 also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this amendment to the Codification. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early adoption is permitted. The adoption of ASU 2009-12 has no material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of the adoption of ASU 2009-13 on its financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Recently Issued Accounting Standards (continued)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, or ASU 2010-06. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820- 10 to now require:

  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

  In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

  For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2010-06 on its financial statements.

2	Pledged Deposits

Pledged deposits as of September 30, 2009 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2009	2009
Pledged deposits with banks for:
Construction payable	$893,603	$893,511
Short-term bank loans (Note 7)	7,137,307	7,781,983
Bills payable	23,084,199	10,364,973
	$31,115,109	$19,040,467

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2009 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2009	2009

Trade accounts receivable	$84,133,865	$80,743,843
Less: Allowance for doubtful accounts	(13,081,331)	(17,807,818)
	71,052,534	62,936,025
Bills receivable	12,239,164	11,143,835
	$83,291,698	$74,079,860

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

3	Trade Accounts Receivable, net (continued)

An analysis of the allowance for doubtful accounts for the three months ended December 31, 2008 and 2009 is as follows:

	Three months ended December 31,
	2008	2009

Balance at beginning of period	$5,351,244	$13,081,331
Addition of bad debt expense, net	2,349,508	4,727,552
Foreign exchange adjustment	2,388	(1,065)

Balance at end of period	$7,703,140	$17,807,818

4	Inventories

Inventories as of September 30, 2009 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2009	2009

Raw materials	$18,476,929	$22,098,438
Work-in-progress	10,488,114	10,771,926
Finished goods	40,217,837	49,887,202
	69,182,880	82,757,566

Provision for obsolete inventories	(3,647,496)	(3,366,851)

	$65,535,384	$79,390,715

Part of the Company’s inventories with carrying value of US$21,973,836 and US$21,971,583 as of September 30, 2009 and December 31, 2009, respectively, was pledged as collateral under certain loan agreements (see Note 7).

5	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2009 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2009	2009

Prepayments for raw materials and others	$1,437,115	$8,390,671
Other receivables	3,202,149	4,445,347
Less: Allowance for doubtful accounts	(6,840)	(15,625)

	$4,632,424	$12,820,393

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

6	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2009 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2009	2009
Buildings	$100,280,425	$101,853,857
Machinery and equipment	123,796,485	126,018,114
Office equipment	1,802,825	1,893,518
Motor vehicles	1,168,575	1,163,974
	227,048,310	230,929,463
Accumulated depreciation	(42,709,026)	(46,605,316)
Construction in progress	27,959,855	31,062,733
Prepayment for acquisition of property, plant and equipment	7,385,855	3,198,885
	$219,684,994	$218,585,765

(i) Depreciation expense for the three months ended December 31, 2008 and 2009 is included in the condensed interim consolidated statements of operations and comprehensive loss as follows:

	Three months ended December 31,
	2008	2009
Cost of revenues	$2,730,039	$3,113,461
Research and development expenses	133,000	137,788
Sales and marketing expenses	133,532	95,941
General and administrative expenses	444,186	492,650
	$3,440,757	$3,839,840

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the three months ended December 31, 2008 and 2009, the Company capitalized interest of  US$175,298 and US$181,057 to the cost of construction in progress.

(iii) Pledged Property, Plant and Equipment

As of September 30, 2009 and December 31, 2009, machinery and equipment with net book value of US$67,873,955 and US$65,968,067 of the Company were pledged as collateral under certain loan arrangements (see Notes 7 and 8).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

7	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. In addition to the pledge of land use rights certificates by Shenzhen BAK as disclosed below, these facilities were secured by the Company’s assets with the following carrying values:

	September 30,	December 31,
	2009	2009
Pledged deposits (Note 2)	$7,137,307	$7,781,983
Inventories (Note 4)	21,973,836	21,971,583
Machinery and equipment, net (Note 6)	33,174,263	32,172,361
	$62,285,406	$61,925,927

As of September 30, 2009 and December 31, 2009, the Company had several short-term bank loans with aggregate outstanding balances of US$139,159,380 and US$125,044,458, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 0.30% to 5.31% per annum, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of December 31, 2009, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$58,590,889 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of December 31, 2009, the aggregate net book value of the buildings and land use rights in relation to the land use rights certificate was US$105,289,483.

8	Long-term Bank Loans

As of September 30, 2009 and December 31, 2009, the Company had long-term bank loans of US$55,667,052 and US$46,872,711, respectively. As of December 31, 2009, US$5,859,089 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 5.76% per annum. This long-term bank loan is repayable on December 26, 2010.

Three other long-term loans totaled an aggregate borrowed amount of US$21,971,583 as of December 31, 2009. These loans were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan of US$5,859,089 currently carries interest at 5.184% per annum and is repayable on January 25, 2012. The second loan of US$11,718,177 currently carries annual interest of 5.184% and is repayable in three installments of US$2,929,544 on January 25, 2010, US$7,323,861 on January 25, 2011 and US$1,464,772 on January 25, 2012, respectively. The third loan of US$4,394,317 currently carries annual interest of 5.76% and is repayable on January 25, 2010.

Another loan of US$19,042,039 as of December 31, 2009 was borrowed under a four-year long-term loan credit facility from Tianjin Branch, Agricultural Bank of China and carries interest at the benchmark rate of the PBOC for three-year to five-year long-term loans, which is currently 5.76% per annum. This loan is repayable in three installments of US$4,394,317 on December 26, 2010, US$7,323,861 on December 26, 2011, and US$7,323,861 on May 26, 2012.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) to be secured by the property ownership and land use rights certificate relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. As of December 31, 2009, the Company had obtained the relevant land use rights certificate and was in the process of negotiating with the relevant government bureau for the requisite approval to pledge it as described.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

8	Long-term Bank Loans (continued)

The long-term bank loan with Shenzhen Eastern Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$33,795,706 as of December 31, 2009 (see Note 6); and (iii) secured by the property ownership certificate and land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used in the campus subsequent to such construction.

The long-term bank loan with Tianjin Branch, Agricultural Bank of China is secured by the machinery and equipment purchased for the automated high-power lithium-phosphate cells production line in Tianjin. As of December 31, 2009, construction of the automated high-power lithium-phosphate cells production line was in progress.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of December 31, 2009 are as follows:

Fiscal years ending on December 31,
2010	$17,577,267
2011	14,647,722
2012	14,647,722
$46,872,711

9	Share-based Compensation

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

Pursuant to the Plan, the Company granted options to purchase 2,000,000 shares of common stock with an exercise price of US$6.25 per share on May 16, 2005. In accordance with the vesting provisions of the grants, the options became vested and exercisable under the following schedule:

	Percentage of	Initial
Number of Shares	Options Issued	Vesting Date
800,000	40%	July 1, 2007
600,000	30%	January 1, 2008
600,000	30%	July 1, 2008
2,000,000	100%

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
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

A summary of share option plan activity for these options during the three months ended December 31, 2009 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2009	200,000	$6.25
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2009	200,000	$6.25	1.3 years	$-
Exercisable as of December 31, 2009	200,000	$6.25	1.3 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2009 (US$2.78) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. No non-cash share-based compensation expense was recognized in respect of these share options for the three months ended December 31, 2008 and 2009.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions:

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of December 31, 2009, there were no unrecognized compensation costs related to non-vested share options.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

9	Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2009 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	Shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2009	1,070,500	$3.29
Exercised	65,000	3.27
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2009	1,005,500	$3.29	3.6 years	$-
Exercisable as of December 31, 2009	665,500	$3.29	3.0 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2009 (US$2.78) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$183,829 and US$58,002 for the three months ended December 31, 2008 and 2009 respectively, in respect of share options granted in 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of December 31, 2009, there were unrecognized compensation costs of US$212,821 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.3 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

9	Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2009 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	Shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2009	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2009	360,000	$4.30	3.0 years	$-
Exercisable as of December 31, 2009	210,000	$4.30	3.0 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2009 (US$2.78) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$148,989 and US$60,183 for the three months ended December
31, 2008 and 2009, respectively, in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of December 31, 2009, there were unrecognized compensation costs of US$115,321 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.6 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

9	Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2009 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2009	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2009	1,250,000	$4.18	3.4 years	$-
Exercisable as of December 31, 2009	582,500	$4.18	3.4 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2009 (US$2.78) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$462,688 and US$195,063 for the three months ended December 31, 2008 and 2009 respectively, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of December 31, 2009, there were unrecognized compensation costs of US$551,508 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.2 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

9	Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2009 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	Shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2009	1,928,200	$2.81
Exercised	5,045	2.81
Forfeited	13,000	2.81
Cancelled	-	-
Outstanding as of December 31, 2009	1,910,155	$2.81	6.5 years	$-
Exercisable as of December 31, 2009	90,715	$2.81	6.5 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2009 (US$2.78) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was US$2.46 per share. The Company recorded non-cash share-based compensation expense of US$614,860 for the three months ended December 31, 2009, in respect of share options granted on June 22, 2009, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of December 31, 2009, there were unrecognized compensation costs of US$3,228,870 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.6 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

9	Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2009 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	Shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2009	75,000	$3.24
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2009	75,000	$3.24	6.5 years	$-
Exercisable as of December 31, 2009	3,750	$3.24	6.5 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2009 (US$2.78) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was US$2.86 per share. The Company recorded non-cash share-based compensation expense of US$27,374 for the three months ended December 31, 2009, in respect of share options granted on June 26, 2009, which was allocated to research and development expenses.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of December 31, 2009, there were unrecognized compensation costs of US$147,826 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.6 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

9	Share-based Compensation (continued)

The Company recorded non-cash share-based compensation expense of US$22,022 for the three months ended December 31, 2008, in respect of the restricted shares granted in August 2008, which was allocated to general and administrative expenses. No non-cash share-based compensation expense was recognized for the three months ended December 31, 2009.

As of December 31, 2009, there were no unrecognized stock-based compensation costs associated with these restricted shares granted to non-employee directors. All of the restricted shares were issued as fully paid shares of common stock to the Company’s three independent directors on August 6, 2008, October 20, 2008, March 2, 2009 and April 2, 2009, respectively.

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

The Company recorded non-cash share-based compensation expense of US$179,682 for the three months ended December 31, 2009, in respect of the restricted shares granted in June 22, 2009, which was allocated to general and administrative expenses.

As of December 31, 2009, there were unrecognized stock-based compensation costs of US$961,118 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 2.6 years.

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

The Company recorded non-cash share-based compensation expense of US$10,046 for the three months ended December 31, 2009, in respect of the restricted shares granted in June 2009, which was allocated to general and administrative expenses.

As of December 31, 2009, there were unrecognized stock-based compensation costs of US$3,794 associated with these restricted shares granted to non-employee directors. The first and second 25% of the restricted shares were already issued as fully paid shares of common stock to the Company’s three independent directors on July 24, 2009 and November 16, 2009, respectively.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the Stock Option Plan for the three months ended December 31, 2008 and 2009.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

10	Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the three months ended December 31, 2009 attributable to equity shareholders of $3,392,327 (Three months ended December 31, 2008: $1,738,748) and the weighted average number of shares of common stock of 61,107,713 issued and outstanding during the three months ended December 31, 2009 (Three months ended December 31, 2008: 56,958,386).

The effects of 3,100,000 shares of stock options and 7,500 shares of restricted stock outstanding during the three months ended or as of December 31, 2008 were all anti-dilutive and the effects of 4,460,655 shares of stock options, 507,500 shares of restricted stock and 1,447,500 warrants outstanding during the three months ended or as of December 31, 2009 were all anti-dilutive. As such, basic and diluted net loss per share for the three months ended December 31, 2008 and 2009 are the same.

11	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts receivable, other receivables, assets held for sale, short-term bank loans, long-term bank loans, accounts and bills payable and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest.

12	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2009 and December 31, 2009, the Company had the following contracted capital commitments:

	September 30,	December 31,
	2009	2009
For construction of buildings	$5,950,310	$5,957,292
For purchases of equipment	3,590,812	4,371,762
	$9,541,122	$10,329,054

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

The Company did not obtain the land use right certificate and approvals for project-planning and construction relating to the premises occupied by the Company, BAK Industrial Park, before construction of the buildings was commenced. On July 3, 2009, the Company had obtained the approval for project-planning and construction from the local government of Shenzhen. As of December 31, 2009, the Company has obtained the aforementioned land use rights certificate and government approvals and was in the process of negotiating with the relevant government for the application and acquisition of the appropriate property ownership certificate.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

12	Commitments and Contingencies (continued)

(ii)	Property ownership and land use rights certificates (continued)

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of December 31, 2009, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid. However, management believes that this possibility, while present, is remote.

Pursuant to the property ownership and land use rights certificate that the Company obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, the Company must complete at least 25% of the construction of the Research and Development Test Centre by September 30, 2008. On November 11, 2008 and May 27, 2009, the Company has signed two supplement agreements with Shenzhen government to increase the dimensions of the Research and Development Test Centre. According to the supplement agreements, the Company is required to complete the construction by May 6, 2011. According to the property ownership and land use rights certificate, such rights may not be pledged without the approval of the relevant government office. The Company is required to pledge its property ownership and land use rights certificate in relation to the Research and Development Test Centre to China Development Bank according to the loan agreement entered into with it. As of December 31, 2009, the Company was in the process of negotiating with the relevant government for the requisite approval.

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

The Company is not able to insure its Research and Development Test Centre to be constructed in Shenzhen, China, until it receives the required property ownership and land use rights certificates. Upon receipt of such certificates, the Company intends to procure such insurance. As discussed above, the Company has obtained the land use rights certificate to the land relating to these facilities. The application for a property ownership certificate is in process with respect to the Company’s facilities in Tianjin.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

12	Commitments and Contingencies (continued)

(iii)	Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30,	December 31,
	2009	2009

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,197,384	$2,929,544
Guaranteed for Hunan Reshine New Material Ltd. - a non-related party	5,859,690	8,788,633
Guaranteed for Nanjing Special Metal Equipment Co. Ltd. - a non-related party	7,324,612	4,394,316
Guaranteed for Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd. - a non-related party	4,394,767	2,929,544
Guaranteed for Shenzhen B&G Technology Development Co. Ltd. - a non-related party	8,789,535	8,788,633
	$28,565,988	$27,830,670

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it immaterial to the condensed interim consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of December 31, 2009.

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

The Company's outstanding discounted and transferred bills as of September 30, 2009 and December 31, 2009 are summarized as follows:

	September 30,	December 31,
	2009	2009

Commercial bills	$439,477	$-
Bank acceptance bills	13,469,235	12,098,748
	$13,908,712	$12,098,748

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

12	Commitments and Contingencies (continued)

(v)	Litigation and claims

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

13	Significant Concentrations

(a)	Customers and Credit Concentrations

No customer individually comprised 10% or more of net revenue for the three months ended December 31, 2008 and 2009.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2009 and December 31, 2009, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2008 and 2009 (continued)
(Unaudited)

14	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. During the three months ended December 31, 2009, the Company manufactured six types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, steel-case cell, cylindrical cell, polymer cell and high-power lithium-phosphate cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the three months ended December 31, 2008 and 2009 were as follows:

Net revenues by product:

	Three months ended December 31,
	2008		2009
		%		%

Aluminum-case cell	$37,281,796	54.75	$27,862,938	55.47
Battery pack	5,407,878	7.94	10,919,984	21.74
Steel-case cell	3,091,956	4.55	-	-
Cylindrical cells	18,384,187	27.00	8,114,305	16.16
Lithium polymer cells	3,923,920	5.76	3,167,734	6.31
High-power lithium-phosphate cells	-	-	162,591	0.32
	$68,089,737	100.00	$50,227,552	100.00

Net revenues by geographic area:

	Three months ended December 31,
	2008		2009
		%		%

PRC Mainland	$42,996,294	63.15	$35,648,576	70.97
PRC Taiwan	14,958,344	21.97	6,754,940	13.45
India	2,151,286	3.15	1,598,406	3.18
United States of America	22,883	0.03	290,776	0.58
Hong Kong, China	6,997,200	10.28	5,552,246	11.05
Others	963,730	1.42	382,608	0.77
	$68,089,737	100.00	$50,227,552	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

15	Subsequent Events

The Company has evaluated all subsequent events through February 9, 2010, the date these financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Although the business climate in China is recovering, the global economic environment remains weak. During the first quarter of fiscal year 2010, we generated $50.2 million in net revenues, down 12.7% from $57.6 million in the last quarter of 2009 and down 26.2% from $68.1 million in the first quarter of 2009. The decrease in net revenues was due to slower sales of cylindrical battery cells caused by fierce market competition on price.

In the first quarter of fiscal year 2010, we continued to implement our aggressive cost management program to reduce costs and expenses and enhance our quality control. As a result, our gross margin rose to 19.0% . We also have been focusing on developing new revenue sources in our domestic market and abroad. We won a $27.0 million bid to supply cell phone batteries directly to ZTE Corporation in the first half of 2010, and BAK Tianjin won its first major contract for high power batteries for electric buses.

We anticipate operating challenges due to the difficult business environment. These challenges may cause our revenues and gross margin to stop increasing. In response, we plan to continue to improve yield rate and to seek cost-saving methods of reducing material costs with the goal of maintaining our manufacturing cost advantage.

We have access to $234.7 million in short-term credit facilities and $46.9 million in long-term credit facilities. As of December 31, 2009, the principal outstanding amounts on these facilities included short-term bank loans of $125.0 million, long-term bank loans of $17.6 million maturing within one year and long-term bank loans of $29.3 million maturing after one year. At the same time our bills payable totaled $48.9 million, leaving $79.7 million of short-term funds available for additional cash needs. In addition, on July 10, 2008, our $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we have raised $36.6 million in gross proceeds from sales of common stock and issued common stock warrants exercisable for up to $21.6 million in additional gross proceeds. As $16.0 million of these warrants were not exercised before their expiration, we may raise up to an additional $17.8 million in gross proceeds from future equity financings under this shelf registration statement.

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

Financial Statement Presentation

Net revenues. Our net revenues represent the invoiced value of our products sold, net of value added taxes, or VAT, sales returns, trade discounts and allowances. We are subject to VAT, which is levied on most of our products at the rate of 17.0% on the invoiced value of our products. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns represents our best estimate of the amount of goods that will be returned from our customers based on historical sales returns data.

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

Government Grant Income / (Other Income) / Other Expenses. Income from government grants consisted primarily of grant funds awarded to Shenzhen BAK as consideration for its contributions to the Shenzhen area’s economy and as subsidies for land-use rights at BAK Industrial Park. No present or future obligations arise from the receipt of these funds.

Income Taxes. Under PRC income tax laws and regulations, before January 1, 2008, a foreign-invested enterprise, or FIE, was generally subject to an enterprise income tax rate of 33.0%, which included a 30% state income tax and a 3.0% local income tax. However, from at least calendar year 2002 through calendar year 2007, an enterprise recognized as a “Manufacturing Enterprise Located in Special Economic Zone” under PRC tax laws was entitled to a preferential income tax rate of 15%. Moreover, a foreign-invested manufacturing enterprise, starting from its first profitable calendar year after offset of accumulated tax losses, was entitled to a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate, also referred to herein as the “tax holiday.” An enterprise qualified for such treatment may receive a further tax rate reduction related to the size of qualified capital contributions received. In addition, from at least calendar year 2002 through calendar year 2007, an enterprise qualified as an “advanced technology enterprise” under PRC tax law was also entitled to a 50% reduction of income taxes.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt the new corporate income tax law, or the New CIT Law. The New CIT Law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic enterprises and FIEs. The New CIT Law became effective on January 1, 2008. According to the New CIT Law, the applicable income tax rate for Shenzhen BAK, BAK Electronics and BAK Tianjin will be 25% after their preferential tax holidays and the transition period have ended. During the transition period, tax rates for subject entities was 18% for the calendar year 2008, and is expected to be 20%, 22%, and 24% for the calendar years 2009, 2010, and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

Shenzhen BAK and BAK Electronics are both registered and operate in Shenzhen, the PRC, and are each recognized as “Manufacturing Enterprise Located in Special Economic Zone”. As a result, they have been entitled to a preferential enterprise income tax rate of 15%. In accordance with the relevant income tax laws, the profits of Shenzhen BAK and BAK Electronics were fully exempted from income tax for two years from the first profitable calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption for the immediate next three calendar years.

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006. In addition, due to additional capital contributed by BAK International to Shenzhen BAK in both 2005 and 2006 and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007 and 2008, Shenzhen BAK was granted a preferential income tax rate of 7.5%, 11.8% and 12.6% for calendar years 2007, 2008 and 2009, respectively. In accordance with the transition period of the New CIT Law and before considering the above-mentioned tax concessions, Shenzhen BAK’s income tax rate for calendar years 2010 and 2011 are expected to be 22% and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, Shenzhen BAK’s income tax rates after consideration of its tax concessions are expected to be 15% for both calendar years 2010 and 2011and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

For BAK Electronics, established in August 2005, the same tax holiday was in effect for calendar years 2006 and 2007, making BAK Electronics fully exempt from any enterprise income tax. Following the tax holiday, a three-year 50% reduction in BAK Electronics’ enterprise income tax rate commenced. Pursuant to the transition period of the New CIT Law, BAK Electronics’ income tax rates for calendar years 2009, 2010 and 2011 were expected to be 20%, 22% and 24%, respectively, and starting in calendar year 2012 it was expected to be subject to an income tax rate of 25%. Taking the 50% reduction into account, BAK Electronics’ income tax rates are now expected to be 10%, 11% and 24% for calendar years 2009, 2010 and 2011, respectively, with no change in its expected 2012 tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the calendar year 2009 due to the current tax losses carried forward from calendar year 2008.

Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $9,000 pursuant to their tax holiday and preferential tax rate for the three months ended December 31, 2009, or $0.0001 per basic share.

BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses.

Our Canadian, German, Indian, and Hong Kong subsidiaries—BAK Canada, BAK Europe, BAK India, and BAK International—are subject to profits taxes in their respective countries at rates of 38%, 25%, 30%, and 16.5% respectively. However, because they do not have any assessable income derived from or arising in those countries, they have not paid any such tax.

Our effective tax benefit rate was 27.3% for the three months ended December 31, 2009 and our effective tax benefit rate was 9.2% for the three months ended December 31, 2008.

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

Results of Operations

Comparison of Three Months Ended December 31, 2009 and December 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue. All amounts, other than percentages, are in thousands of U.S. dollars.

	Three Months Ended
	December 31,
	2009	2008	$ Change	% Change
Statement of operations data:
Net revenues	$50,228	$68,090	$(17,862)	(26.2)
Cost of revenues	40,668	57,497	(16,829)	(29.3)
Gross profit	9,560	10,593	(1,033)	(9.8)
Operating expenses:
Research and development expenses	1,768	1,418	350	24.7
Sales and marketing expenses	2,028	1,600	428	26.8
General and administrative expenses	8,637	6,759	1,878	27.8
Total operating expenses	12,433	9,777	2,656	27.2
Operating (loss) / income	(2,873)	816	(3,689)	(452.1)
Finance costs, net	2,153	2,839	(686)	(24.2)
Government grant income	355	102	253	248.0
Other income	7	6	1	16.7
Income tax benefit	1,272	176	1,096	622.7
Net loss	$(3,392)	$(1,739)	$(1,653)	(95.1)

Net Revenues. Net revenues decreased to $50.2 million for the three months ended December 31, 2009 as compared to $68.1 million for the same period of the prior year, a decrease of $17.9 million or 26.2% . The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Three Months Ended
	December 31,
	2009	2008
	(in thousands)
Prismatic cells
Aluminum-case cells	$27,863	$37,282
Battery packs	10,920	5,408
Steel-case cells	-	3,092
Cylindrical cells	8,114	18,384
Lithium polymer cells	3,168	3,924
High-power lithium-phosphate cells	163	-
Total	$50,228	$68,090
  Net revenues from sales of aluminum-case cells decreased to $27.9 million in the three months ended December 31, 2009, from $37.3 million in the same period in fiscal year 2008, a decrease of $9.5 million or 25.3%, resulting from a decrease in our average selling price of 12.6% and sales volume of 13.8% driven by decreased sales to the OEM market in the PRC.

  Net revenues from sales of battery packs increased to $10.9 million in the three months ended December 31, 2009, from $5.4 million in the same period in fiscal year 2008, an increase of $5.6 million or 101.9%. This resulted from an increase in sales volume of 129.3% due to increased export sales, offset by a 10.3% decrease in average selling price.

  We sold $3.1 million in steel-case cells for the three months ended December 31, 2008 as compared to no sales for the three months ended December 31, 2009. This change was primarily attributable to our long- term strategic reduction and suspension of steel-case cell production in January 2009 which was designed to increase our production capacity of aluminum-case cells for sale to the OEM market and to take advantage of the greater sales prospects and lower costs of aluminum-case cells.

  Net revenues from sales of cylindrical cells decreased to $8.1 million in the three months ended December 31, 2009, from $18.4 million in the same period in fiscal year 2008, a decrease of $10.3 million or 55.9%, due to a decrease in our average selling prices of 25.5% driven by fierce market competition on price and sales volume of 40.7% driven by decreased sales to laptop manufacturers.

  We sold $3.2 million in lithium polymer cells in the three months ended December 31, 2009, compared to $3.9 million in lithium polymer cells in the same period in fiscal year 2008, a decrease of $852,000 or 21.2%, resulting from decreases of 10.1% in our average selling price and 12.4% in sales volume.

  We also sold approximately $163,000 in high-power lithium-phosphate cells in the three months ended December 31, 2009, as compared to no sales of this battery cell type in the same period of fiscal year 2008, due to our sale of sample products used in electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues decreased to $40.7 million for the three months ended December 31, 2009, as compared to $57.5 million for the same period in fiscal year 2008, a decrease of $16.8 million or 29.3% . The decrease in cost of revenues correlates to a decrease in sales volume over the three months ended December 31, 2009.

As a result, gross profit for the three months ended December 31, 2009 was $9.6 million or 19.0% of net revenues as compared to gross profit of $10.6 million or 15.6% of net revenues for the same period in fiscal year 2008. Our increase in gross profit as a percentage of net revenues was primarily due to the greater proportion of sales of battery packs with higher gross margin during the three months ended December 31, 2009.

Research and Development Costs. Research and development costs increased to $1.8 million for the three months ended December 31, 2009, as compared to $1.4 million for the same period in fiscal year 2008, an increase of $350,000 or 24.7%, due to salaries related to R&D staff increased by $254,000 primarily due to hiring more research experts during the three months ended December 31, 2009.

Sales and Marketing Expenses. Sales and marketing expenses increased to $2.0 million for the three months ended December 31, 2009, as compared to $1.6 million for the same period in fiscal year 2008, an increase of $428,000 or 26.8% . Equity-based compensation included in sales and marketing expenses increased by $140,000 due to compensation charges applied to the grant of stock options to employees in our sales department on June 22, 2009. As a percentage of revenues, sales and marketing expenses have increased to 4.0% for the three months ended December 31, 2009 from 2.3% for the same period in 2008, due to the significant decrease in revenues from sales.

General and Administrative Expenses. General and administrative expenses increased to $8.6 million, or 17.2% of revenues, for the three months ended December 31, 2009, as compared to $6.8 million or 9.9% of revenues, for the same period in fiscal year 2008, an increase of $1.9 million or 27.8% . Bad debt expenses increased by $2.4 million due to the provision charged after we had assessed the collection of accounts receivables from customers during the three months ended December 31, 2009.

In addition, we became liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with such shareholders in relation to a private placement that we closed in November 2007. The SEC did not declare this registration statement effective by a certain date, and under the November 2007 registration rights agreement, the included selling shareholders became eligible for liquidated damages of approximately $561,000 as of December 31, 2008. Please see Part I, Item 3. “Legal Proceedings — Liquidated Damages Pursuant to November 2007 Registration Rights Agreement” for a further description of these liquidated damages. We therefore recognized in general and administrative expenses an amount of approximately $561,000 for the liquidated damages for the three months ended December 31, 2008.

On August 26, 2008, we conducted a registered direct offering of 4,102,564 shares of common stock, at an offering price of $3.90 per share, in which the investors also received warrants to purchase up to 4,102,564 shares of common stock at an exercise price of $3.90 per share. With one exception, all of the investors that participated in our November 2007 private placement, or affiliates of them, participated in our August 2008 registered direct offering. We reduced each of these investors’ (or each such investor’s participating affiliate’s) purchase price by an amount that was at least equal to the amount that we determined that we were liable for as liquidated damages to such investor (or its participating affiliate). As of December 31, 2009, the remaining investor had waived any and all rights relating to liquidated damages pursuant to the November 2007 registration rights agreement. As of December 31, 2009, no liquidated damages were recognized as general and administrative expenses. Pursuant to the settlements described above, we do not believe that we were liable for any amounts under this agreement.

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

Operating Income / (Loss). As a result of the above, operating loss totaled $2.9 million for the three months ended December 31, 2009, as compared to operating income of $816,000 for the same period of the prior year, a decrease of $3.7 million or 452.1% .

Finance Costs, Net. Finance costs, net, decreased to $2.2 million for the three months ended December 31, 2009, as compared to $2.8 million for the same period of the prior fiscal year, a decrease of $686,000 or 24.2% . We have $125.0 million in short-term bank loans maturing in less than one year, $17.6 million in long-term bank loans maturing within one year, and $29.3 million in other long-term bank loans maturing in more than one year, outstanding as of December 31, 2009, as compared to $112.1 million in short-term bank loans maturing in less than one year, $13.2 million in long-term bank loans maturing within one year, and $46.9 million in other long-term bank loans maturing in more than one year, outstanding as of December 31, 2008. The decrease in net finance costs is mainly attributable to a significant decrease in the average bank loan interest rates on both our short-term and long-term bank loans.

Government Grant Income / Other Income / (Other Expenses). We had deferred revenue from government grant income of $355,000 and other income of $7,000 for the three-month period ended December 31, 2009, as compared to government grant income of $102,000 and other income of $6,000 for the same period of the prior fiscal year. The government grants income for the three months ended December 31, 2009 mainly consisted of subsidies to pay for the land use rights to our corporate campus at BAK Industrial Park and government grant funds to subsidize a new high-technology project in the calendar year 2009. Government grants income for the three months ended December 31, 2008 mainly consisted of receipt of grant funds to subsidize the interest expenses incurred by the Company in prior years for research and development activities, to reward Shenzhen BAK for its contributions to the Shenzhen economy, and to subsidize the payment for land use rights of BAK Industrial Park. No present or future obligation will arise from the receipt of such income.

Income Tax Benefits. Income tax benefits were $1.3 million for the three months ended December 31, 2009, as compared to income tax benefits of $176,000 for the same period of 2008. The change was the result of an increase in our deferred tax provision during the quarter ended December 31, 2009.

Net Loss. As a result of the foregoing, we had a net loss of $3.4 million for the three months ended December 31, 2009 compared to $1.7 million for the same period of 2008.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of December 31, 2009, we had cash and cash equivalents of $18.3 million, as compared to $30.7 million as of September 30, 2009. In addition, we had pledged deposits amounting to $19.0 million and $31.1 million as of December 31, 2009 and September 30, 2009, respectively. Typically, our banks require their borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from six to twelve months which coincides with the periods the cash remains pledged to the banks.

We had access to $234.7 million in short-term credit facilities and $46.9 million in long-term credit facilities as of December 31, 2009. As of December 31, 2009, the principal outstanding amounts included short-term bank loans of $125.0 million, long-term bank loans of $17.6 million maturing within one year, and long-term bank loans of $29.3 million maturing in over one year, and bills payable of $48.9 million, leaving $79.7 million of short-term funds available for additional cash needs. In addition, on July 10, 2008, our $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we have raised $36.6 million in gross revenue from common stock purchases and issued common stock warrants exercisable for up to $21.6 million in additional gross proceeds. As $16.0 million of these warrants were not exercised before their expiration, we may raise up to an additional $17.8 million in gross proceeds from future equity financings under this shelf registration statement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months Ended December 31,
	2009	2008
	(in thousands)
Net cash (used in) / provided by operating activities	$(17,373)	$21,178
Net cash used in investing activities	(3,906)	(20,052)
Net cash provided by financing activities	8,911	530
Effect of exchange rate changes on cash and cash equivalents	(7)	(154)
Net (decrease) / increase in cash and cash equivalents	(12,375)	1,502
Cash and cash equivalents at the beginning of period	30,678	35,707
Cash and cash equivalents at the end of period	18,303	37,209

Operating Activities

Net cash used in operating activities was $17.4 million in the three months ended December 31, 2009, compared to $21.1 million of net cash provided by operating activities in the same period in fiscal year 2008. The decrease of $38.6 million in operating activities was mainly attributable to an increase in prepayments to our lithium cobalt dioxide suppliers. We purchased more lithium cobalt dioxide, the main raw material in our products, in anticipation of the higher future cost of lithium cobalt dioxide. We also increased our inventory of aluminum-case cells and cylindrical cells as of December 31, 2009 in the expectation of increased sales in the coming months.

Investing Activities

Net cash used in investing activities decreased from $20.1 million in the three months ended December 31, 2008, to $3.9 million in the same period in fiscal year 2009. The net cash used in investing activities during the period ended December 31, 2009 was mainly used for procurement of machinery and equipment for cylindrical cell line and prismatic cell production line.

Financing Activities

Net cash provided by financing activities was $8.9 million in the three months ended December 31, 2009, compared to net cash provided by financing activities of $530,000 in the same period in 2008. This was mainly attributable to (i) net proceeds of $19.4 million from a private placement of our common stock completed in October 2009, (ii) a $227,000 increase in net proceeds from our issuance of capital stock pursuant to exercises of certain stock options in the three months ended December 31, 2009, (iii) a $12.1 million decrease in cash deposits at banks as collateral in the three months ended December 31, 2009, and (iv) decreased borrowings, net of repayments, of $22.8 million in the three months ended December 31, 2009.

As of December 31, 2009, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

		Amount Borrowed
	Maximum Amount	(Includes bank loans
	Available	and bills payable)
	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$58,591	$58,591
Shenzhen Development Bank	29,295	2,930
China CITIC Bank	21,972	18,502
Bank of China	65,915	60,383
China Everbright Bank	14,648	4,351
Bank of Communications	29,295	7,324
Tianjin Branch, Bank of Dalian	5,859	2,929
Industrial Bank	9,155	-

Subtotal—Short-term credit facilities	$234,730	$155,010

Long-term credit facilities:
Agricultural Bank of China	21,972	21,972
China Development Bank	5,859	5,859
Agricultural Bank of China, Tianjin Jinxin Branch	19,042	19,042

Subtotal—Long-term credit facilities	$46,873	$46,873

Lines of Credit:
Agricultural Bank of China		4,207
Ningbo Bank		3,617
Bank of China		8,049
Shanghai Pudong Development Bank		3,026

Subtotal—Lines of credit		$18,899

Total Principal Outstanding	$281,603	$220,782

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $125.0 million, long-term bank loans of $17.6 million maturing within one year and long-term bank loans of $29.3 million maturing in over one year, and bills payable of $48.9 million.

For the purpose of presentation, the effect of increases in bills payable balances is included in operating activities in the statements of cash flows.

During the three months ended December 31, 2009, we entered into four new comprehensive credit facility agreements for a maximum loan amount of $102.9 million, repaid two loans totaling $14.6 million, and entered into seven new short-term bank loan agreements totaling $40.9 million. The four new credit facilities are with Shenzhen

Hi-Tech District Branch, Industrial Bank (“Industrial Bank”), Shenzhen Development Bank, Longgang Branch (“Shenzhen Development Bank”), Agricultural Bank – Shenzhen Branch (“Agricultural Bank”) and Tianjin Branch, Bank of Dalian (“Bank of Dalian”). The seven new short-term loan agreements include one loan agreement with Shenzhen Development Bank, totaling $2.9 million, one loan agreement with Bank of Dalian, totaling $2.9 million, one loan agreement with Shanghai Pudong Development Bank, totaling $1.5 million, one loan agreement with Bank of China, totaling $0.6 million, and three loan agreements with Agricultural Bank of China, Shenzhen Eastern Branch (“Agricultural Bank – Shenzhen Branch”), totaling $33.0 million. The material financing terms of these loans are described below.

On April 26, 2009, we entered into a comprehensive credit facility agreement with Bank of Communications to provide a maximum loan amount of RMB 200 million (approximately $29.3 million). This credit facility agreement is guaranteed by BAK Tianjin and Mr. Xiangqian Li. Loans may be drawn at any time from March 25, 2009 to March 25, 2010. As of December 31, 2009, we had borrowed approximately $7.3 million under a loan agreement dated June 23, 2009, bearing fixed interest of 4.779%, and which is repayable on June 23, 2010.

On September 28, 2009, we entered into a guaranty contract with Shanghai Pudong Development Bank to provide guaranty for the loans drawn from September 28, 2009 to August 31, 2010, and the maximum amount for all loans will be less than RMB 30 million (approximately $4.4 million). As of December 31, 2009, we had borrowed approximately $1.5 million under a loan agreement dated October 9, 2009 bearing fixed interest of 5.31%, which is repayable on October 8, 2010, and $1.5 million of notes payable outside any credit facility.

On November 27, 2009, we entered into a comprehensive credit facility agreement with Bank of Dalian for a maximum loan amount of RMB 40 million (approximately $5.9 million). If we increase paid-up capital by $20 million, then an additional RMB 10 million of credit facilities would be available. If we pay up 50% of our total registered capital, an another additional RMB 10 million of credit facilities would be available. If we pay up all our registered capital, the total amount of available credit under this facility would be RMB 80 million (approximately $11.8 million). This credit facility agreement is guaranteed by Shenzhen BAK and Mr. Xiangqian Li. Loans may be drawn at any time from November 27, 2009 to November 26, 2010. As of December 31, 2009, we had borrowed approximately $2.9 million under a loan agreement dated November 27, 2009 bearing annual interest of 5.31%, adjusted monthly, and which is repayable on November 26, 2010 under this credit facility agreement.

On December 25, 2009, we entered into a comprehensive credit facility agreement with Industrial Bank for a maximum loan amount of RMB 62.5 million (approximately $9.2 million). This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li. Loans may be drawn at any time from December 31, 2009 to December 31, 2010. As of December 31, 2009, we had no borrowings under this credit facility agreement.

As of December 31, 2009, we had also borrowed $3.6 million of notes payable outside any credit facility.

On January 21, 2009, we entered into a comprehensive credit facility agreement with Shenzhen Nanshan Branch, China Everbright Bank (“China Everbright Bank”) to provide a maximum loan amount of RMB 100 million (approximately $14.6 million). Loans may be drawn at any time from March 30, 2009 to March 30, 2010. As of December 31, 2009, we had borrowed $4.4 million of notes payable under this facility.

On December 31, 2009, we renewed our comprehensive credit facility agreement with Shenzhen Development Bank to provide a maximum loan amount of RMB 200 million (approximately $29.3 million). Loans may be drawn at any time over the one-year period beginning December 31, 2009 and will be due based on each loan agreement. This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and is also secured by $22.0 million of inventory and $5.0 million of machinery and equipment. As of December 31, 2009, we had borrowed approximately $2.9 million under a loan agreement dated December 31, 2009 under this credit facility agreement, bearing a floating interest rate equal to 95% of the PBOC’s benchmark rate on the date of the loan agreement and adjusted quarterly, and which was repayable on December 31, 2010.

On November 26, 2009, we renewed our comprehensive credit facility agreement with Agricultural Bank – Shenzhen Branch to provide a maximum loan amount of RMB 550 million (approximately $80.6 million), including RMB 400 million (approximately $58.6 million) of one-year term credit facilities and RMB 150 million (approximately $22.0 million) of five-year term credit facilities. This comprehensive credit facility agreement renewed a predecessor credit facility agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 27, 2008 and governs all loans that were subject to the predecessor agreement at the time of the renewal. New loans may be drawn under this credit facility from November 26, 2009 through November 22, 2010, with the term of the loan established at the time each new loan is drawn, except as to funds borrowed under a loan agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 23, 2006 and effective December 18, 2006, or under the 2006 Loan Agreement, which may be drawn at any time within five years of December 18, 2006, and which will mature five years after such funds are drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans that are subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with Agricultural Bank – Shenzhen Branch relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to Agricultural Bank – Shenzhen Branch relative to its indebtedness to all financial institutions combined (the “Percentages Undertaking”). The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with Agricultural Bank – Shenzhen Branch or applicable financial institutions and the amount of foreign currencies deposited with Agricultural Bank – Shenzhen Branch or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of Agricultural Bank – Shenzhen Branch prior to the expiration of all loans under this credit facility (this undertaking and the Percentages Undertaking are collectively referred to as the “Undertakings”). The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li, BAK Tianjin, and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park. In the event that Shenzhen BAK breaches any of the Undertakings or any guarantying party breaches any of its guaranty obligations, Agricultural Bank – Shenzhen Branch may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of all loan amounts governed by this credit facility.

As of December 31, 2009, we had six outstanding short-term loans under the comprehensive credit facility with Agricultural Bank – Shenzhen Branch totaling approximately $58.6 million, carrying annual interest at 4.86%, 4.617% and 5.31%, adjusted quarterly. The first loan, of approximately $11.0 million, currently carries annual interest of 5.31% and is due on January 5, 2010. The second loan, of approximately $7.3 million, currently carries annual interest at 4.617% and is due on January 21, 2010. The third loan, of approximately $7.3 million, currently carries annual interest at 4.617% and is due on January 22, 2010. The fourth loan, of approximately $13.2 million, currently carries annual interest at 4.86% and is due on May 17, 2010. The fifth loan, of approximately $8.8 million, currently carries annual interest at 4.86% and is due on May 19, 2010. The sixth loan, of approximately $11.0 million, currently carries annual interest at 4.86% and is due on May 21, 2010. Each of the loan agreements specifically provides for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. We also had borrowed three short-term loans separate from our credit agreement with Agricultural Bank – Shenzhen Bank totaling $4.0 million, carrying annual interest at 0.29643% and 0.34786% . The first loan, of approximately $0.32 million, carries annual interest of 0.29643% and is repayable on May 26, 2010. The second loan, of approximately $0.68 million, carries annual interest of 0.41286% and is repayable on June 21, 2010. The third loan, of approximately $3.0 million, carries annual interest of 0.34786% and is repayable on June 25, 2010.

As of December 31, 2009, we also had three five-year term loans totaling approximately $22.0 million under the Agricultural Bank – Shenzhen Branch comprehensive credit facility carrying interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan, of approximately $5.9 million, currently carries annual interest of 5.184% and is due on January 25, 2012. The second loan, of approximately $11.7 million, currently carries annual interest of 5.184% and is due in three installments of approximately $2.9 million on January 25, 2010, approximately $7.3 million on January 25, 2011, and approximately $1.5 million on January 25, 2012, respectively. The third loan, originally totaling approximately $8.8 million, currently carries annual interest of 5.76% and was structured to be repaid in two installments. The first installment of approximately $4.4 million was due on January 25, 2009, and was repaid on January 20, 2009. The second installment of approximately $4.4 million is due on January 25, 2010. These five-year term loans are specifically: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $34.8 million as of September 30, 2009; and (iii) secured by the property ownership and land use rights certificates with an aggregate net book value of $104.5 million as of September 30, 2009 in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used at the campus subsequent to such construction.

On May 26, 2008, we entered into a four-year, long-term loan agreement of RMB 160 million (approximately $23.4 million) with Agricultural Bank of China, Tianjin Branch (“Agricultural Bank – Tianjin Branch”). This loan agreement is secured by the machinery and equipment purchased for the automated high-power lithium-phosphate cells production line at our Tianjin facility. As of December 31, 2009, we had borrowed $19.0 million under this loan agreement, payable in four installments: (i) RMB 30 million (approximately $4.4 million) on December 26, 2009, which has been repaid; (ii) RMB 30 million (approximately $4.4 million) on December 26, 2010; (iii) RMB 50 million (approximately $7.3 million) on December 26, 2011; and (iv) RMB 50 million (approximately $7.3 million) on May 26, 2012. The first installment was repaid by the deadline.

On February 13, 2009, we renewed a credit facility with China CITIC Bank. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. We were permitted to borrow up to RMB 150 million ($22.0 million) under this credit facility, which matures on February 12, 2010. As of December 31, 2009, we had borrowed $14.6 million under two loans at the fixed annual interest rate of 5.31% and $3.9 million of notes payable under this credit facility totaling approximately $18.5 million. The first loan, of approximately $7.3 million is repayable on February 25, 2010. The second loan, of approximately $7.3 million, carried annual interest of 5.31% prior to May 21, 2009. As of May 21, 2009, pursuant to a supplement agreement modifying the interest rate, this loan carries an annual interest rate of 4.779% . It is repayable on March 6, 2010.

On March 4, 2009, we renewed our credit facility agreement with Bank of China to provide a maximum loan amount of RMB 450 million (approximately $65.9 million). This credit facility was guaranteed by BAK International and Mr. Xiangqian Li, and is also secured by machinery and equipment with carrying values of approximately $28.2 million as of December 31, 2009. As of December 31, 2009, we had borrowed $29.3 million under three loans carrying annual interest at 5.31% and 4.779%, and $31.1 million of notes payable under this credit facility agreement. The first loan, of approximately $14.6 million, carries annual interest of 5.31% and is repayable on March 13, 2010. The second loan, of approximately $7.3 million, carries annual interest of 5.31% and matures on March 30, 2010. The third loan, of approximately $7.3 million, carries annual interest of 4.779% and is repayable on June 2, 2010. We had also borrowed $3.8 million of short-term bank loans and $4.2 million of notes payable separate from the credit facility.

On December 26, 2006, we entered into a four-year long-term loan agreement of RMB 100 million (approximately $14.6 million) with Shenzhen Branch, China Development Bank, or China Development Bank. The long-term loan is or was repayable in three installments as follows: RMB 30 million (approximately $4.4 million) on November 20, 2008, which has been repaid; RMB 30 million (approximately $4.4 million) on November 20, 2009, which has been repaid; and RMB 40 million (approximately $5.8 million) on December 26, 2010. The long-term loan carries an annual interest rate of 5.76% . The long-term loan is secured by Shenzhen BAK’s pledge of its new Research and Development Test Centre, which is to be constructed in Shenzhen, China. We have committed to pledge the property ownership and land use rights certificates relating to this property as security after the requisite government approval is obtained, pursuant to the loan agreement. According to the property ownership and land use rights certificate that we obtained in relation to this facility, such land may not be pledged without the approval of the relevant government office. As of December 31, 2009, we had not obtained the requisite approval, and were in the process of negotiating with the relevant government bureau for such approval. For further discussion regarding the status of property ownership rights relating to this facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures.” The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li. We had borrowed $5.9 million under this loan agreement as of December 31, 2009.

We had negative working capital of $37.4 million as of December 31, 2009, as compared to negative working capital of $46.3 million as of September 30, 2009. This increase was primarily attributable to a decrease in short-term bank loans. We had short-term bank loans maturing in less than one year of $125.0 million and long-term bank loans maturing within one year of $17.6 million as of December 31, 2009, or a total of $142.6 million of loans maturing within one year, as compared to a total of $125.3 million of such loans as of December 31, 2008, an increase of $17.3 million. We had long-term bank loans maturing in over one year of $29.3 million as of December 31, 2009, as compared to $39.6 million of such loans as of September 30, 2009, a decrease of $10.3 million.

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

Capital Expenditures

We made capital expenditures of $3.9 million and 20.1 million in the three months ended December 31, 2009 and 2008, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity.

The following table sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three months ended December 31,
	2009	2008
	(in thousands)
Construction costs	$192	$3,627
Lease payments	-	466
Purchase of equipment	3,714	15,959

Total capital expenditures	$3,906	$20,052

We estimate that our total capital expenditures in fiscal year 2010 will reach approximately $40.0 million, to purchase manufacturing equipment for the expansion of our production lines and for the construction of our Research and Development Test Centre at our Shenzhen facility.

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

As of September 30, 2007, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our Tianjin facility. As of September 30, 2008, we had obtained the relevant land use rights certificate to this facility. As of December 31, 2009, we were in the process of obtaining the relevant property ownership rights certificate to this facility. Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had originally requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make the remaining contribution of the registered capital by December 11, 2009, which we have interpreted as an extension of the completion date of construction to this date. As of December 31, 2009, we are in discussions with the authorities regarding an extension of this deadline and no action has been taken by the authorities.

As of September 30, 2007, we had paid the lease prepayment amount of $717,000 for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China. As of September 30, 2008, we had obtained the relevant property ownership and land use rights certificate. Pursuant to the property ownership and land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, the Shenzhen government has agreed to increase the dimensions of the Research and Development Test Centre and signed two supplemental agreements with us. According to the supplemental agreements, we are required to complete the construction by May 6, 2011. In addition, according to the property ownership and land use rights certificate, such land may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. As of December 31, 2009, we were in the process of negotiating with the relevant government bureau for the requisite approval. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures.

Contractual Obligations and Commercial Commitments

Please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” in the 2009 Form 10-K for a discussion of our contractual obligations and commercial commitments as of September 30, 2009. There were no material changes outside the ordinary course of our business in our contractual obligations and commercial commitments for the quarter ended December 31, 2009.

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

Transactions described above require accounting treatment under ASC Topic 460 “Guarantees”. Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of December 31, 2009. As of December 31, 2009, we provided a guarantee for a non-related party, Nanjing Special Metal Equipment Co., Ltd., of one-year short-term bank loans with Evergrowing Bank with a maturity of August 6, 2010. We also provided the guarantees for four other non-related parties, Hunan Reshine New Material Ltd, Shenzhen Tongli Hi-tech Co. Ltd., Shenzhen B&G Technology Development Co. Ltd., and Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd. The maximum amount of our exposure for these guarantees was $27.8 million and $28.6 million at December 31, 2009 and September 30, 2009, respectively.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of December 31, 2009 and September 30, 2009, the carrying amount of property, plant and equipment, net was $218.6 million and $219.7 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2009 and September 30, 2009, we had not charged off any balances as we had yet to exhaust all means of collection.

Equity-Based Compensation

We adopted the provisions of ASC Topic 718 “Compensation – Stock Compensation,” which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. ASC Topic 718 also requires measurement of cost of a liability-classified award based on its current fair value. The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date. Change in fair value during the requisite service period will be recognized as compensation cost over that period.

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

Pursuant to ASC Topic 718, we have recognized compensation costs of $1.1 million in relation to stock-based awards to our employees and non-employee directors for the three months ended December 31, 2009, as an increase in both the operating costs and shareholder’s equity.

Changes in Accounting Standards

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance applies to the Company’s financial statements starting in its fiscal year beginning on October 1, 2009. The adoption of ASC Topic 810 has no material impact on our financial statements.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC Topic 805 is required to be adopted by the Company for business acquisitions for which the acquisition date is on or after October 1, 2009. The adoption of ASC Topic 805 has no material impact on our financial statements.

In March 2008, the FASB issued ASC Topic 815, “Derivatives and Hedging,” which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of ASC Topic 815 has no material impact on our financial statements.

In April 2008, the FASB issued ASC Topic 350, “Intangibles-Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). ASC Topic 350 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(Revised) and other U.S. GAAP. ASC Topic 350 is effective for fiscal years beginning after December 15, 2008 and is effective for the Company’s fiscal year beginning on October 1, 2009. Early adoption is prohibited. The adoption of ASC Topic 350 has no material impact on our financial statements.

In April 2009, the FASB issued ASC Topic 805, “Business Combinations,” which amends the provisions in SFAS No. 141 (Revised) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC Topic 805 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (Revised) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. ASC Topic 805 is effective for contingent assets and contingent liabilities arising from business combinations whose acquisition dates are on or after December 15, 2008. The adoption of ASC Topic 805 has no material impact on our financial statements.

In June 2009, the FASB issued ASC Topic 860, “Transfers and Servicing,” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC Topic 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASC Topic 860 is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued ASC Topic 810, “Consolidation,” which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASC Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC Topic 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC Topic 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASC Topic 810 is not expected to have a material impact on our financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” or ASU 2009-05. ASU 2009-05 provides additional guidance for measuring the fair value of liabilities and clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement, providing there are no adjustments to the quoted price. Alternatively, when no quoted price is available, ASU 2009-05 affirms the use of other valuation techniques outlined in SFAS No. 157. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 has no material impact on our financial statements.

In September 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” or ASU 2009-12. ASU 2009-12 amends SFAS No. 157 to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). ASU 2009-12 also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this amendment to the Codification. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early adoption is permitted. The adoption of ASU 2009-12 has no material impact on our financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact of the adoption of ASU 2009-13 on our financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, or ASU 2010-06. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
  In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

  For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and
  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. We are currently evaluating the impact of the adoption of ASU 2010-06 on our financial statements.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2009	2008
Balance sheet items as of December 31	6.8270	6.8225
Amounts included in the statement of operations and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the nine months ended December 31	6.8274	6.8390
Balance sheet items as of September 30	6.8263	6.8183

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2009.

Please refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” for a discussion of our credit facilities and loan agreements.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at December 31, 2009, would increase net loss before provision for income taxes by approximately $1.7 million or 36.9% for the three months ended December 31, 2009. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 71.0% of our revenues and 96.0% of our costs and expenses for the three months ended December 31, 2009 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.8% of our assets except for cash were denominated in RMB as of December 31, 2009. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $11.0 million based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of December 31, 2009. As of December 31, 2009, our accumulated other comprehensive income was $24.7 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses described in Item 9A. “Controls and Procedures” of the 2009 Form 10-K, which we are still in the process of remediating. Investors are directed to Item 9A of the 2009 Form 10-K for the description of these weaknesses.

Remediation Measures for Material Weaknesses

We are continuing to remediate the material weaknesses described in our 2009 Form 10-K and implemented the new measures described below in our ongoing efforts to address these internal control deficiencies.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal controls over financial reporting after December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition, on December 8, 2006, we filed our 2006 Form 10-K. After the filing of the 2006 Form 10-K, our previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. A post-effective amendment to the Form S-1 covering resale by the selling shareholders was declared effective by the SEC on March 23, 2007. Our failure to have the post-effective amendment declared effective within the 30-trading-day time period provided under the registration rights agreement (i.e., by January 25, 2007), triggered, for the second time, an obligation to pay liquidated damages to the selling shareholders. We estimate that we are liable to those selling shareholders for liquidated damages related to this second event in the amount of approximately $810,000, such that the total current estimated liquidated damages relating to both events amounts to approximately $1.0 million.

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

Liquidated Damages Pursuant to November 2007 Registration Rights Agreement

Prior to the three months ended December 31, 2009, we were initially liable for liquidated damages to a shareholder whose shares were required to be included in a resale registration statement on Form S-3 that we filed pursuant to a registration rights agreement that we entered into with this shareholder and certain other investors in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto has not been declared effective by the SEC by the 100th calendar day after the closing of our private placement on November 9, 2007, or the Effectiveness Deadline, then we would be liable to pay partial liquidated damages to each investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on the one-month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (prorated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline, and the time that we are no longer required to keep such resale registration statement effective because either the investors have sold all of their shares or the investors may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by each investor for the shares it purchased in our November 2007 private placement on the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (pro-rated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that we are no longer required to keep such resale registration statement effective because either the investors have sold all of their shares or the investors may sell their shares pursuant to Rule 144 without volume limitations. Such liquidated damages would bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

On December 21, 2007, pursuant to the registration rights agreement, we filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. The lateness of this filing triggered liquidated damages consistent with the formula described above. On August 26, 2008, we conducted a registered direct offering of 4,102,564 shares of common stock, at an offering price of $3.90 per share, in which the investors also received warrants to purchase up to 4,102,564 shares of common stock at an exercise price of $3.90 per share. With one exception, all of the investors that participated in our November 2007 private placement, or affiliates of them, participated in our August 2008 registered direct offering. We reduced each of these investors’ (or each such investor’s participating affiliate’s) purchase price by an amount that was at least equal to the amount that we determined that we were liable for as liquidated damages to such investor (or its participating affiliate). As of June 30, 2009, the remaining investor had waived any and all rights relating to liquidated damages pursuant to the November 2007 registration rights agreement. As of December 31, 2009, approximately $159,000 of liquidated damages remained outstanding for accounting purposes. Pursuant to the settlements described above, however, we do not believe that we are actually liable for this amount.

Make-Good Settlements

Beginning on March 13, 2008, we have entered into settlement agreements with certain investors in the January 20, 2005, private placement completed by the Company. Pursuant to the settlement agreements, we and such investors have agreed, without any admission of liability, to a settlement and mutual releases from all claims relating to the January 20, 2005 private placement, including all claims relating to 1,089,775 “make good shares” of our common stock that had been placed into escrow by Xiangqian Li, our chairman and chief executive officer, in connection with the January 20, 2005, private placement, as well as all claims, including claims for liquidated damages, relating to registration rights granted in connection with the January 20, 2005, private placement. Pursuant to the settlement agreements, we have made settlement payments to each of the settling investors of a number of shares of common stock equal to 50% of the number of “make good shares” such investor had claimed. Aggregate settlement payments amounted to 368,745 shares as of December 31, 2009, all of which were issued in the fiscal year ended September 30, 2008. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act. In accordance with the settlement agreements, we filed a registration statement covering the resale of such shares, which was declared effective by the SEC on June 26, 2008.

In accordance with the Delivery of Make Good Shares, Settlement and Release Agreement entered into with Mr. Li on October 22, 2007 (the “Li Settlement Agreement”), we may continue to negotiate with the investors who participated in the January 20, 2005, private placement in order to achieve a complete settlement of our obligations under the applicable agreements with such investors.

Item 1A. Risk Factors.

See Part I, Item 1A. “Risk Factors” included in our 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007).

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd., dated December 25, 2009.

99.2	Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd., dated December 15, 2009.

99.3	Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd., dated December 25, 2009.

99.4	Summary of Guaranty Contract of Maximum Amount by and between BAK International (Tianjin) Ltd. and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd., dated December 25, 2009.

99.5	Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 26, 2009.

Exhibit No.	Description

99.6	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 18, 2009.

99.7	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 20, 2009.

99.8	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 24, 2009.

99.9	Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li, BAK International Limited, BAK International (Tianjin) Limited, and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 26, 2009.

99.10	Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 26, 2009.

99.11	Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China, dated December 21, 2009.

99.12	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank, dated November 6, 2009.

99.13	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 31, 2009.

99.14	Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Longgang Branch, Shenzhen Development Bank, dated December 21, 2009.

99.15	Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank, dated December 21, 2009.

99.16	Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 21, 2009.

99.17	Summary of Comprehensive Credit Facility Agreement of Maximum Amount Entered into by and between BAK International (Tianjin) Limited and Tianjin Branch, Bank of Dalian, dated November 27, 2009.

99.18	Summary of Loan Agreement by and between BAK International (Tianjin) Limited and Tianjin Branch, Bank of Dalian, dated November 27, 2009.

99.19	Summary of Guaranty Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd., Xiangqian Li and Tianjin Branch, Bank of Dalian, dated November 27, 2009.

99.20	Summary of Loan Agreement by and between BAK International (Tianjin) Limited and Tianjin Branch, Shanghai Pudong Development Bank, dated October 9, 2009.

99.21	Summary of Guaranty Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, Shanghai Pudong Development Bank, dated September 28, 2009.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2010	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tony Shen
Tony Shen, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)