Form 10-Q
period 2010-03-31
CHINA BAK BATTERY INC
filed 2010-05-10
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-32898

CHINA BAK BATTERY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0442833
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	63,608,776

CHINA BAK BATTERY, INC.

Quarterly Report on FORM 10-Q
Three and Six Months Ended March 31, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	(Removed and Reserved)	56
Item 5.	Other Information	56
Item 6.	Exhibits	56

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

 China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2009 and March 31, 2010
(In US$)

		September 30,	March 31,
	Note	2009	2010
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$30,678,352	$39,644,408
Pledged deposits	2	31,115,109	18,025,480
Trade accounts receivable, net	3	83,291,698	83,572,378
Inventories	4	65,535,384	75,794,995
Prepayments and other receivables	5	4,632,424	8,063,481
Assets held for sale		803,648	795,030
Deferred tax assets		3,894,703	5,241,265

Total current assets		219,951,318	231,137,037

Property, plant and equipment, net	6	219,684,994	218,088,800
Lease prepayments, net		32,165,629	31,570,045
Intangible assets, net		239,487	208,051
Deferred tax assets		42,911	59,561

Total assets		$472,084,339	$481,063,494

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2009 and March 31, 2010 (continued)
(In US$)

		September 30,	March 31,
	Note	2009	2010
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$139,159,380	$157,270,064
Current maturities of long-term bank loans	8	16,114,146	11,720,066
Accounts and bills payable		92,571,516	80,557,812
Accrued expenses and other payables		18,425,271	19,503,604

Total current liabilities		266,270,313	269,051,546

Long-term bank loans, less current maturities	8	39,552,906	29,300,166
Deferred revenue		7,441,806	7,325,041
Other long-term payables		1,940,217	3,092,192
Deferred tax liabilities		278,227	346,458

Total liabilities		315,483,469	309,115,403

Commitments and contingencies	12

Shareholders’ equity
Shares of common stock US$ 0.001 par value;
100,000,000 authorized; 57,737,481 and 63,605,026 issued and outstanding as of September 30, 2009 and March 31, 2010 respectively		57,738	63,605
Donated shares		14,101,689	14,101,689
Additional paid-in capital		101,161,455	122,716,553
Statutory reserves		7,227,195	7,314,565
Retained earnings		13,328,115	7,298,607
Accumulated other comprehensive income		24,791,288	24,519,682
		160,667,480	176,014,701
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		156,600,870	171,948,091

Total liabilities and shareholders’ equity		$472,084,339	$481,063,494

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations and comprehensive loss
For the three months ended March 31, 2009 and 2010
(Unaudited)
(In US$)

	Three months ended March 31,
	2009	2010
Net revenues	$40,814,661	$50,423,715
Cost of revenues	(37,792,979)	(41,420,960)
Gross profit	3,021,682	9,002,755
Operating expenses:
Research and development expenses	(1,124,666)	(1,625,378)
Sales and marketing expenses	(1,154,067)	(1,705,649)
General and administrative expenses	(4,115,684)	(4,818,460)
Total operating expenses	(6,394,417)	(8,149,487)
Operating (loss) / income	(3,372,735)	853,268
Finance costs, net	(2,364,431)	(2,190,607)
Government grant income	68,641	78,970
Other income / (expense)	157,800	(145,024)
Loss before income taxes	(5,510,725)	(1,403,393)
Income tax expense	(211,208)	(1,146,418)
Net loss	$(5,721,933)	$(2,549,811)
Other comprehensive loss
- Foreign currency translation adjustment	(261,268)	(164,260)
Comprehensive loss	$(5,983,201)	$(2,714,071)
Net loss per share:
- Basic	$(0.10)	$(0.04)
- Diluted	$(0.10)	$(0.04)
Weighted average number of shares of common stock:
- Basic	56,960,409	62,881,663
- Diluted	56,960,409	62,881,663

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations and comprehensive loss
For the six months ended March 31, 2009 and 2010
(Unaudited)
(In US$)

	Six months ended March 31,
	2009	2010
Net revenues	$108,904,398	$100,651,267
Cost of revenues	(95,289,498)	(82,088,632)
Gross profit	13,614,900	18,562,635
Operating expenses:
Research and development expenses	(2,542,206)	(3,393,485)
Sales and marketing expenses	(2,753,719)	(3,733,619)
General and administrative expenses	(10,875,360)	(13,455,800)
Total operating expenses	(16,171,285)	(20,582,904)
Operating loss	(2,556,385)	(2,020,269)
Finance costs, net	(5,203,992)	(4,343,733)
Government grant income	170,586	434,274
Other income / (expenses)	164,157	(138,308)
Loss before income taxes	(7,425,634)	(6,068,036)
Income tax (expense) / benefit	(35,047)	125,898
Net loss	$(7,460,681)	$(5,942,138)
Other comprehensive loss
- Foreign currency translation adjustment	(101,156)	(271,606)
Comprehensive loss	$(7,561,837)	$(6,213,744)
Net loss per share:
- Basic	$(0.13)	$(0.10)
- Diluted	$(0.13)	$(0.10)
Weighted average number of shares of common stock:
- Basic	56,959,386	61,984,941
- Diluted	56,959,386	61,984,941

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of shareholders’ equity
For the six months ended March 31, 2009 and 2010
(Unaudited)

							Accumulated
	Shares of common stock			Additional			other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	Retained	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	earnings	income	shares	Amount	equity

Balance as of October 1, 2008	57,676,481	$57,677	$14,101,689	$97,286,286	$6,917,943	$27,628,860	$25,146,155	(721,030)	$(4,066,610)	$167,072,000
Net loss	-	-	-	-	-	(7,460,681)	-	-	-	(7,460,681)
Share-based compensation for employee stock awards	-	-	-	1,548,475	-	-	-	-	-	1,548,475
Issuance of common stock to non- employee directors	7,500	7	-	(7)	-	-	-	-	-	-
Appropriation to statutory reserves	-	-	-	-	309,252	(309,252)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(101,156)	-	-	(101,156)
Balance as of March 31, 2009	57,683,981	$57,684	$14,101,689	$98,834,754	$7,227,195	$19,858,927	$25,044,999	(721,030)	$(4,066,610)	$161,058,638
Balance as of October 1, 2009	57,737,481	$57,738	$14,101,689	$101,161,455	$7,227,195	$13,328,115	$24,791,288	(721,030)	$(4,066,610)	$156,600,870
Net loss	-	-	-	-	-	(5,942,138)	-	-	-	(5,942,138)
Share-based compensation for employee stock awards	-	-	-	1,944,885	-	-	-	-	-	1,944,885
Exercise of stock options awards	70,045	70	-	226,526	-	-	-	-	-	226,596
Issuance of common stock to non- employee directors	7,500	7	-	(7)	-	-	-	-	-	-
Issuance of new common stock	5,790,000	5,790	-	19,383,694	-	-	-	-	-	19,389,484
Appropriation to statutory reserves	-	-	-	-	87,370	(87,370)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(271,606)	-	-	(271,606)
Balance as of March 31, 2010	63,605,026	$63,605	$14,101,689	$122,716,553	$7,314,565	$7,298,607	$24,519,682	(721,030)	$(4,066,610)	$171,948,091

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended March 31, 2009 and 2010
(Unaudited)
(In US$)

	Three months ended March 31,
	2009	2010
Cash flow from operating activities
Net loss	$(5,721,933)	$(2,549,811)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	3,893,924	4,600,067
Provision for doubtful debts	975,390	921,213
(Recovery of) / provision for obsolete inventories	(6,585)	142,130
Share-based compensation	730,947	799,675
Deferred income taxes	(19,393)	200,170
Deferred revenue	(58,512)	(58,587)
Exchange loss	51,453	416,069

Changes in operating assets and liabilities:
Trade accounts receivable	6,150,583	(10,399,402)
Inventories	9,015,891	3,475,403
Prepayments and other receivables	(396,399)	4,754,453
Accounts and bills payable	(7,319,289)	(7,593,860)
Accrued expenses and other payables	(1,022,127)	3,774,284

Net cash provided by / (used in) operating activities	6,273,950	(1,518,196)

Cash flow from investing activities

Purchases of property, plant and equipment	(12,329,590)	(3,803,885)
Payment of lease prepayments	(610,919)	-
Purchases of intangible assets	(20,664)	(135)

Net cash used in investing activities	$(12,961,173)	$(3,804,020)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended March 31, 2009 and 2010 (continued)
(Unaudited)
(In US$)

	Three months ended March 31,
	2009	2010
Cash flow from financing activities
Proceeds from borrowings	$50,473,188	$100,894,215
Repayment of borrowings	(49,741,496)	(74,554,760)
(Increase) / decrease in pledged deposits	(5,832,756)	1,017,887
Net cash (used in) / provided by financing activities	(5,101,064)	27,357,342
Effect of exchange rate changes on cash and cash equivalents	(46,389)	(693,641)
Net (decrease) / increase in cash and cash equivalents	(11,834,676)	21,341,485
Cash and cash equivalents at the beginning of period	37,209,174	18,302,923
Cash and cash equivalents at the end of period	$25,374,498	$39,644,408
Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to banks	$7,037,518	$-
Cash paid during the period for:
Income taxes	$94,933	$-
Interest, net of amounts capitalized	$2,378,306	$1,819,958

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the six months ended March 31, 2009 and 2010
(Unaudited)
(In US$)

	Six months ended March 31,
	2009	2010
Cash flow from operating activities
Net loss	$(7,460,681)	$(5,942,138)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	7,520,804	8,792,802
Provision for doubtful debts	3,322,465	5,657,549
Recovery of obsolete inventories	(556,719)	(138,125)
Share-based compensation	1,548,475	1,944,885
Deferred income taxes	(290,468)	(1,294,485)
Deferred revenue	(117,000)	(117,174)
Exchange loss	755,423	153,511

Changes in operating assets and liabilities:
Trade accounts receivable	5,194,609	(5,924,142)
Inventories	10,294,454	(10,097,219)
Prepayments and other receivables	(8,255,685)	(3,442,801)
Accounts and bills payable	12,855,759	(12,388,975)
Accrued expenses and other payables	2,640,486	3,905,219

Net cash provided by / (used in) operating activities	27,451,922	(18,891,093)

Cash flow from investing activities

Purchases of property, plant and equipment	(31,857,915)	(7,708,534)
Payment of lease prepayments	(1,076,777)	-
Purchases of intangible assets	(78,664)	(1,638)

Net cash used in investing activities	$(33,013,356)	$(7,710,172)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the six months ended March 31, 2009 and 2010 (continued)
(Unaudited)
(In US$)

	Six months ended March 31,
	2009	2010
Cash flow from financing activities
Proceeds from borrowings	$134,550,135	$141,832,103
Repayment of borrowings	(131,625,132)	(138,268,619)
(Increase) / decrease in pledged deposits	(7,496,044)	13,088,683
Proceeds from issuance of capital stock, net	-	19,616,080
Net cash (used in) / provided by financing activities	(4,571,041)	36,268,247
Effect of exchange rate changes on cash and cash equivalents	(199,861)	(700,926)
Net (decrease) / increase in cash and cash equivalents	(10,332,336)	8,966,056
Cash and cash equivalents at the beginning of period	35,706,834	30,678,352
Cash and cash equivalents at the end of period	$25,374,498	$39,644,408
Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to banks	$8,276,507	$585,969
Cash paid during the period for:
Income taxes	$94,933	$222,339
Interest, net of amounts capitalized	$5,140,604	$3,642,153

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization

Principal Activities

China BAK Battery, Inc. (“China BAK”) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. China BAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium-ion (known as "Li-ion" or "Li-ion cell") rechargeable batteries for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, electric motors, and general industrial applications.

The shares of the Company traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, when the Company obtained approval to list its common stock on The NASDAQ Global Market, and trading commenced that same date under the symbol "CBAK".

Basis of Presentation and Organization

As of March 31, 2010, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; and vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008. BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of US$99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International was required to contribute US$20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. An extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately US$20,000,000 capital to BAK Tianjin. The remaining US$79,990,000 was originally required to be fully contributed no later than December 11, 2008 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2009. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The Company is discussing with the authorities to further extend the deadline of making the capital contribution and no action has been taken by the authorities. BAK Tianjin is principally engaged in the manufacturing of high power lithium-ion batteries for use in cordless power tools, electric vehicles and other applications.

Pursuant to Shenzhen BAK’s articles of association and relevant PRC regulations, BAK International was required to contribute about US$5.72 million to Shenzhen BAK as capital (representing 7% of Shenzhen BAK’s registered capital) no later than October 2008. On May 5, 2009, an approval from Shenzhen Bureau of Trade and Industry was obtained to reduce the required registered capital to US$76,877,480, which had been fully paid up, and on June 22, 2009, an updated business license of Shenzhen BAK from the Business Administration Bureau of Shenzhen was obtained. On December 25, 2009, BAK International contributed approximately US$10,122,520 capital to Shenzhen BAK and as of March 31, 2010, the total contribution from BAK International and Shenzhen BAK’s registered capital was US$87,000,000.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
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
For the six months ended March 31, 2009 and 2010
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

At the time the escrow shares relating to the 2006 performance threshold were transferred to the investors in fiscal year 2007, the Company should have recognized a credit to donated shares and a debit to additional paid-in capital, both of which are elements of shareholders’ equity. This entry is not material because total shares of common stock issued and outstanding, total shareholders’ equity and total assets do not change; nor is there any impact on income or earnings per share. Therefore, previously filed consolidated financial statements for the fiscal year ended September 30, 2007 have not been restated.

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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of March 31, 2010 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US GAAP.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
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
For the six months ended March 31, 2009 and 2010
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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, or ASU 2010-06 that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 has no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements or ASU 2010-09. The ASU amends the guidance on subsequent events in the FASB Accounting Standards Codification to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events, and (3) refine the scope of the disclosure requirements for reissued financial statements. All of the amendments in ASU 2010-09 were effective upon issuance on February 24, 2010, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2009-09 has no material impact on the Company’s financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

2 Pledged Deposits

Pledged deposits as of September 30, 2009 and March 31, 2010 consisted of the following:

	September 30,	March 31,
	2009	2010
Pledged deposits with banks for:
Construction payable	$893,603	$688,554
Short-term bank loans (Note 7)	7,137,307	7,783,237
Bills payable	23,084,199	9,553,689
	$31,115,109	$18,025,480

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3 Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2009 and March 31, 2010 consisted of the following:

	September 30,	March 31,
	2009	2010

Trade accounts receivable	$84,133,865	$86,745,161
Less: Allowance for doubtful accounts	(13,081,331)	(18,732,117)
	71,052,534	68,013,044
Bills receivable	12,239,164	15,559,334
	$83,291,698	$83,572,378

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

3 Trade Accounts Receivable, net (continued)

An analysis of the allowance for doubtful accounts for the six months ended March 31, 2009 and 2010 is as follows:

	Six months ended March 31,
	2009	2010

Balance at beginning of period	$5,351,244	$13,081,331
Addition of bad debt expense, net	3,324,909	5,648,694
Foreign exchange adjustment	(10,035)	2,092

Balance at end of period	$8,666,118	$18,732,117

4 Inventories

Inventories as of September 30, 2009 and March 31, 2010 consisted of the following:

	September 30,	March 31,
	2009	2010

Raw materials	$18,476,929	$23,138,431
Work-in-progress	10,488,114	8,299,487
Finished goods	40,217,837	47,866,634
	69,182,880	79,304,552

Provision for obsolete inventories	(3,647,496)	(3,509,557)

	$65,535,384	$75,794,995

Part of the Company’s inventories with carrying value of US$21,973,836 and US$21,975,124 as of September 30, 2009 and March 31, 2010, respectively, was pledged as collateral under certain loan agreements (see Note 7).

5 Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2009 and March 31, 2010 consisted of the following:

	September 30,	March 31,
	2009	2010

Prepayments for raw materials and others	$1,437,115	$2,329,977
Other receivables	3,202,149	5,749,131
Less: Allowance for doubtful accounts	(6,840)	(15,627)

	$4,632,424	$8,063,481

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

6 Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2009 and March 31, 2010 consisted of the following:

	September 30,	March 31,
	2009	2010
Buildings	$100,280,425	$102,562,809
Machinery and equipment	123,796,485	129,109,671
Office equipment	1,802,825	2,000,474
Motor vehicles	1,168,575	1,181,685
	227,048,310	234,854,639
Accumulated depreciation	(42,709,026)	(50,878,255)
Construction in progress	27,959,855	30,953,007
Prepayment for acquisition of property, plant and equipment	7,385,855	3,159,409
	$219,684,994	$218,088,800

(i) Depreciation expense for the six months ended March 31, 2009 and 2010 is included in the condensed interim consolidated statements of operations and comprehensive loss as follows:

	Six months ended March 31,
	2009	2010
Cost of revenues	$5,655,545	$6,499,739
Research and development expenses	258,877	282,843
Sales and marketing expenses	240,507	195,494
General and administrative expenses	992,114	1,019,415
	$7,147,043	$7,997,491

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the six months ended March 31, 2009 and 2010, the Company capitalized interest of US$366,539 and US$548,798 to the cost of construction in progress.

(iii) Pledged Property, Plant and Equipment

As of September 30, 2009 and March 31, 2010, machinery and equipment with net book value of US$67,873,955 and US$62,408,750 of the Company were pledged as collateral under certain loan arrangements (see Notes 7 and 8).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

7 Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. In addition to the pledge of land use rights certificates by Shenzhen BAK as disclosed below, these facilities were secured by the Company’s assets with the following carrying values:

	September 30,	March 31,
	2009	2010
Pledged deposits (Note 2)	$7,137,307	$7,783,237
Inventories (Note 4)	21,973,836	21,975,124
Machinery and equipment, net (Note 6)	33,174,263	29,564,266
	$62,285,406	$59,322,627

As of September 30, 2009 and March 31, 2010, the Company had several short-term bank loans with aggregate outstanding balances of US$139,159,380 and US$157,270,064, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 0.30% to 5.31% per annum, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of March 31, 2010, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$58,600,331 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of March 31, 2010, the aggregate net book value of the buildings and land use rights in relation to the land use rights certificate was US$105,875,161.

8 Long-term Bank Loans

As of September 30, 2009 and March 31, 2010, the Company had long-term bank loans of US$55,667,052 and US$41,020,232, respectively. As of March 31, 2010, US$7,325,042 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 5.94% per annum. This long-term bank loan is repayable on February 28, 2016.

Two other long-term loans totaled an aggregate borrowed amount of US$14,650,083 as of March 31, 2010. These loans were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan of US$5,860,033 currently carries interest at 5.184% per annum and is repayable on January 25, 2012. The second loan of US$8,790,050 currently carries annual interest of 5.184% and is repayable in two installments of US$7,325,041 on January 25, 2011 and US$1,465,009 on January 25, 2012, respectively.

Another loan of US$19,045,107 as of March 31, 2010 was borrowed under a four-year long-term loan credit facility from Tianjin Branch, Agricultural Bank of China and carries interest at the benchmark rate of the PBOC for three-year to five-year long-term loans, which is currently 5.76% per annum. This loan is repayable in three installments of US$4,395,025 on December 26, 2010, US$7,325,041 on December 26, 2011, and US$7,325,041 on May 26, 2012.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) to be secured by the property ownership and land use rights certificate relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. As of March 31, 2010, the Company had obtained the relevant land use rights certificate and was in the process of negotiating with the relevant government bureau for the requisite approval to pledge it as described.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

8 Long-term Bank Loans (continued)

The long-term bank loan with Shenzhen Eastern Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$32,844,484 as of March 31, 2010 (see Note 6); and (iii) secured by the property ownership certificate and land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used in the campus subsequent to such construction.

The long-term bank loan with Tianjin Branch, Agricultural Bank of China is secured by the machinery and equipment purchased for the automated high-power lithium battery cells production line in Tianjin. As of March 31, 2010, construction of the automated high-power lithium battery cells production line was in progress.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of March 31, 2010 are as follows:

Fiscal years ending on March 31,
2011	$11,720,066
2012	14,650,083
2013	14,650,083

$41,020,232

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
For the six months ended March 31, 2009 and 2010
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

A summary of share option plan activity for these options during the six months ended March 31, 2010 is presented below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2009	200,000	$6.25
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2010	200,000	$6.25	1.0 years	$-

Exercisable as of March 31, 2010	200,000	$6.25	1.0 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2010 (US$2.41) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. No non-cash share-based compensation expense was recognized in respect of these share options for the six months ended March 31, 2009 and 2010.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions:

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of March 31, 2010, there were no unrecognized compensation costs related to non-vested share options.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

9 Share-based Compensation (continued)

A summary of share option plan activity for these options during the six months ended March 31, 2010 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	Shares	price per share	term	value (1)

Outstanding as of October 1, 2009	1,070,500	$3.29
Exercised	65,000	3.27
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2010	1,005,500	$3.29	3.3 years	$-

Exercisable as of March 31, 2010	665,500	$3.29	2.7 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2010 (US$2.41) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$422,277 and US$114,742 for the six months ended March 31, 2009 and 2010 respectively, in respect of share options granted on June 25, 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of March 31, 2010, there were unrecognized compensation costs of US$156,081 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.0 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

9 Share-based Compensation (continued)

A summary of share option plan activity for these options during the six months ended March 31, 2010 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	Shares	price per share	term	value (1)

Outstanding as of October 1, 2009	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2010	360,000	$4.30	2.7 years	$-

Exercisable as of March 31, 2010	240,000	$4.30	2.7 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2010 (US$2.41) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$265,697 and US$105,291 for the six months ended March 31, 2009 and 2010, respectively, in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of March 31, 2010, there were unrecognized compensation costs of US$70,213 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.3 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

9 Share-based Compensation (continued)

A summary of share option plan activity for these options during the six months ended March 31, 2010 is presented below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2009	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2010	1,250,000	$4.18	2.8 years	$-

Exercisable as of March 31, 2010	672,500	$4.18	2.8 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2010 (US$2.41) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$827,335 and US$353,080 for the six months ended March 31, 2009 and 2010 respectively, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of March 31, 2010, there were unrecognized compensation costs of US$393,491 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.9 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

9 Share-based Compensation (continued)

A summary of share option plan activity for these options during the six months ended March 31, 2010 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	Shares	price per share	term	value (1)

Outstanding as of October 1, 2009	1,928,200	$2.81
Exercised	5,045	2.81
Forfeited	35,000	2.81
Cancelled	-	-

Outstanding as of March 31, 2010	1,888,155	$2.81	6.2 years	$-

Exercisable as of March 31, 2010	90,715	$2.81	6.2 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2010 (US$2.41) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was US$2.46 per share. The Company recorded non-cash share-based compensation expense of US$983,568 for the six months ended March 31, 2010 in respect of share options granted on June 22, 2009, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of March 31, 2010, there were unrecognized compensation costs of US$2,860,162 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.3 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

9 Share-based Compensation (continued)

A summary of share option plan activity for these options during the six months ended March 31, 2010 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	Shares	price per share	term	value (1)

Outstanding as of October 1, 2009	75,000	$3.24
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2010	75,000	$3.24	6.2 years	$-

Exercisable as of March 31, 2010	7,500	$3.24	6.2 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2010 (US$2.41) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was US$2.86 per share. The Company recorded non-cash share-based compensation expense of US$48,884 for the six months ended March 31, 2010 in respect of share options granted on June 26, 2009, which was allocated to research and development expenses.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of March 31, 2010, there were unrecognized compensation costs of US$126,316 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.3 years.

On March 11, 2010, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase 50,000 shares of the Company’s common stock to certain key management with an exercise price of US$2.58 per share. In accordance with the vesting provisions of the grants, the options will become vested and exercisable over two years in two equal installments beginning on each anniversary of the grant day on March 11, 2010.

A summary of share option plan activity for these options during the six months ended March 31, 2010 is presented below:

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)

Outstanding as of October 1, 2009	-	$-
Granted on March 11, 2010	50,000	2.58
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2010	50,000	$2.58	4.0 years	$-

Exercisable as of March 31, 2010	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2010 (US$2.41) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on March 11, 2010 was US$1.51 per share. The Company recorded non-cash share-based compensation expense of US$3,100 for the six months ended March 31, 2010 in respect of share options granted on March 11, 2010, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on March 11, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	76.32%
Expected dividends	Nil
Expected life	4 years
Risk-free interest rate	3.72%

As of March 31, 2010, there were unrecognized compensation costs of US$72,352 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.0 years.

Pursuant to the Plan and in accordance with the China BAK Battery, Inc. Compensation Plan for Non-Employee Directors, the Company granted 5,000 restricted shares to each of the existing elected independent directors with a fair value of US$4.56 per share on August 6, 2008. The eligible directors shall vest in their rights under the restricted shares according to the following schedule:

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

9 Share-based Compensation (continued)

The Company recorded non-cash share-based compensation expense of US$33,166 for the six months ended March 31, 2009 in respect of the restricted shares granted on August 6, 2008, which was allocated to general and administrative expenses. No non-cash share-based compensation expense was recognized for the six months ended March 31, 2010.

As of March 31, 2010, there were no unrecognized stock-based compensation costs associated with these restricted shares granted to non-employee directors. All of the restricted shares were issued as fully paid shares of common stock to the Company’s three independent directors on August 6, 2008, October 20, 2008, March 2, 2009 and April 2, 2009, respectively.

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

The Company recorded non-cash share-based compensation expense of US$322,424 for the six months ended March 31, 2010 in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of March 31, 2010, there were unrecognized stock-based compensation costs of US$818,376 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 2.3 years.

Pursuant to the Plan and in accordance with the China BAK Battery, Inc. Compensation Plan for Non-Employee Directors, the Company granted 5,000 restricted shares to each of the existing elected independent directors with a fair value of US$3.24 per share on June 26, 2009. The eligible directors shall vest in their rights under the restricted shares according to the following schedule:

(i) 25% of the restricted shares granted will immediately vest on the grant date; and

(ii) The remaining 75% of the restricted shares will vest in three equal quarterly installments on the last day of each subsequent quarter or in three equal quarterly installments on the last day of each calendar quarter beginning on the last day of the first full calendar quarter after the grant date.

The Company recorded non-cash share-based compensation expense of US$13,796 for the six months ended March 31, 2010 in respect of the restricted shares granted on June 26, 2009, which was allocated to general and administrative expenses.

As of March 31, 2010, there were unrecognized stock-based compensation costs of US$44 associated with these restricted shares granted to non-employee directors. The first, second and third 25% of the restricted shares were already issued as fully paid shares of common stock to the Company’s three independent directors on July 24, 2009, November 16, 2009 and February 25, 2010, respectively.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the Stock Option Plan for the six months ended March 31, 2009 and 2010.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

10 Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the six months ended March 31, 2010 attributable to equity shareholders of $5,942,138 (Six months ended March 31, 2009: $7,460,681) and the weighted average number of shares of common stock of 61,984,941 issued and outstanding during the six months ended March 31, 2010 (Six months ended March 31, 2009: 56,959,386).

The effects of 3,000,000 shares of stock options, 3,750 shares of restricted stock and 4,102,564 warrants outstanding during the six months ended or as of March 31, 2009 were all anti-dilutive and the effects of 4,488,655 shares of stock options, 503,750 shares of restricted stock and 1,447,500 warrants outstanding during the six months ended or as of March 31, 2010 were all anti-dilutive. As such, basic and diluted net loss per share for the six months ended March 31, 2009 and 2010 are the same.

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

12 Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2009 and March 31, 2010, the Company had the following contracted capital commitments:

	September 30,	March 31,
	2009	2010
For construction of buildings	$5,950,310	$2,468,429
For purchases of equipment	3,590,812	6,080,549

	$9,541,122	$8,548,978

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

The Company did not obtain the land use right certificate and approvals for project-planning and construction relating to the premises occupied by the Company, BAK Industrial Park, before construction of the buildings was commenced. On July 3, 2009, the Company had obtained the approval for project-planning and construction from the local government of Shenzhen. As of March 31, 2010, the Company has obtained the aforementioned land use rights certificate and government approvals and was in the process of negotiating with the relevant government for the application and acquisition of the appropriate property ownership certificate.

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
For the six months ended March 31, 2009 and 2010
(Unaudited)

12 Commitments and Contingencies (continued)

(ii) Property ownership and land use rights certificates (continued)

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of March 31, 2010, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid. However, management believes that this possibility, while present, is remote.

Pursuant to the land use rights certificate that the Company obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, the Company must complete at least 25% of the construction of the Research and Development Test Centre by September 30, 2008. On November 11, 2008 and May 27, 2009, the Company has signed two supplement agreements with Shenzhen government to increase the dimensions of the Research and Development Test Centre. According to the supplement agreements, the Company is required to complete the construction by May 6, 2011. According to the property ownership and land use rights certificate, such rights may not be pledged without the approval of the relevant government office. The Company is required to pledge its property ownership and land use rights certificate in relation to the Research and Development Test Centre to China Development Bank according to the loan agreement entered into with it. As of March 31, 2010, the Company was in the process of negotiating with the relevant government for the requisite approval.

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

The Company is not able to insure its Research and Development Test Centre to be constructed in Shenzhen, China, until it receives the required property ownership certificate. Upon receipt of such certificate, the Company intends to procure such insurance. As discussed above, the Company has obtained the land use rights certificate to the land relating to these facilities. The application for a property ownership certificate is in process with respect to the Company’s facilities in Tianjin.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

12 Commitments and Contingencies (continued)

(iii) Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30,	March 31,
	2009	2010
Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,197,384	$2,197,512
Guaranteed for Hunan Reshine New Material Ltd. - a non-related party	5,859,690	5,860,033
Guaranteed for Nanjing Special Metal Equipment Co. Ltd. - a non-related party	7,324,612	7,325,042
Guaranteed for Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd. - a non- related party	4,394,767	4,395,025
Guaranteed for Beijing Triolion Technology Co. Ltd. – a non-related party	-	586,003
Guaranteed for Shenzhen B&G Technology Development Co. Ltd. - a non-related party	8,789,535	8,790,050
	$28,565,988	$29,153,665

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it immaterial to the condensed interim consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of March 31, 2010.

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

The Company's outstanding discounted and transferred bills as of September 30, 2009 and March 31, 2010 are summarized as follows:

	September 30,	March 31,
	2009	2010

Commercial bills	$439,477	$-
Bank acceptance bills	13,469,235	12,795,417
	$13,908,712	$12,795,417

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
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

13 Significant Concentrations

(a) Customers and Credit Concentrations

No customer individually comprised 10% or more of net revenue for the six months ended March 31, 2009 and 2010.

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2009 and March 31, 2010, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2009 and 2010
(Unaudited)

14 Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. During the six months ended March 31, 2010, the Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, polymer cell and high-power lithium-phosphate cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the six months ended March 31, 2009 and 2010 were as follows:

Net revenues by product:

	Six months ended March 31,
	2009		2010
		%		%
Aluminum-case cell	$60,598,884	55.64	$52,443,541	52.10
Battery pack	10,119,732	9.29	21,305,633	21.17
Steel-case cell	4,558,719	4.19	-	-
Cylindrical cells	27,606,747	25.35	21,499,654	21.36
Lithium polymer cells	5,990,365	5.50	4,886,728	4.86
High-power lithium battery cells	29,951	0.03	515,711	0.51
	$108,904,398	100.00	$100,651,267	100.00

Net revenues by geographic area:

	Six months ended March 31,
	2009		2010
		%		%
PRC Mainland	$71,348,163	65.51	$69,032,783	68.59
PRC Taiwan	22,154,698	20.34	15,045,833	14.95
India	4,509,774	4.14	2,524,113	2.51
North America	358,930	0.33	531,923	0.53
Hong Kong, China	9,025,465	8.29	12,548,381	12.46
Others	1,507,368	1.39	968,234	0.96
	$108,904,398	100.00	$100,651,267	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

15 Subsequent Events

On April 8, 2010, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase 100,000 shares of the Company’s common stock to certain key management with an exercise price of US$2.43 per share. In accordance with the vesting provisions of the grants, the options will become vested and exercisable in eight equal installments beginning on each quarter after September 30, 2010.

Apart from the aforementioned, the Company has evaluated its other activities subsequent to March 31, 2010 and determined that there were no subsequent events or transactions that required recognition or disclosure in the interim consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

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

Use of Terms

Except as otherwise indicated by the context, all references in this Report to: (i) “we,” “us,” “our” and “our company” are to the combined business of China BAK Battery, Inc. and its consolidated subsidiaries; (ii) “BAK International” are to our Hong Kong subsidiary, BAK International Limited; (iii) “BAK Tianjin” are to our PRC subsidiary, BAK International (Tianjin) Ltd.; (iv) “Shenzhen BAK” refers to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.; (v) “BAK Electronics” are to our PRC subsidiary, BAK Electronics (Shenzhen) Co., Ltd.; (vi) “BAK Canada” are to our Canadian subsidiary, BAK Battery Canada Ltd.; (vii) “BAK Europe” are to our German subsidiary, BAK Europe GmbH; (viii) “BAK India” are to our Indian subsidiary, BAK Telecom India Private Limited; (ix) “Securities Act” are to the Securities Act of 1933, as amended; (x) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xi) “China,” “Chinese” and “PRC” are to the People’s Republic of China, excluding for the purposes of this Report only, Taiwan, Hong Kong and Macau; (xii) “RMB” are to Renminbi, the legal currency of China; and (xiii) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States of America.

Overview

We are a leading global manufacturer of lithium based battery cells. We produce battery cells that are the principal component of rechargeable batteries commonly used to power the following applications:

  cellular phones—customer segments include OEM customers and replacement battery manufacturers;

  notebook computers;

  portable consumer electronics, such as digital cameras, portable media players, portable gaming devices, and personal digital assistants, or PDAs; and

  other applications, such as cordless power tools, mining lamps, light electric vehicles, uninterruptible power supplies, and electric vehicles.

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

Second Fiscal Quarter Financial Performance Highlights

Although the business climate in China is recovering, the global economic environment still remains weak. During the second quarter of fiscal year of 2010, we generated $50.4 million in net revenues, an increase of 0.4% from $50.2 million in the first quarter 2010 despite the global economic environment and the traditional slowdown during the Chinese New Year, and up 23.5% from $40.8 million in the second quarter of 2009. Overall average selling prices of our products increased almost 6.0% compared with the last quarter.

We continued to improve our operating results during the second fiscal quarter of 2010 and experienced a modest operating profit and $6.2 million in earnings before share-based compensation costs, interest, taxes, depreciation and amortization (“EBITDA”). Revenues from cylindrical cells used in notebook computers increased 65.0% to $13.4 million and were up 45.1% from the same quarter of last year. We now supply products to three out of the six largest notebook OEM makers in the world. Revenues from high power batteries doubled in the second quarter of 2010, compared with the first quarter of 2010, due to the increased market demand for electric bicycles and electric vehicles. As a result, EBITDA increased 318.9% year over year to $6.2 million, and we achieved approximately $0.9 million in operating income in this quarter. We are very encouraged to see considerable growth in the demand for high power batteries in the electric bicycles and electric vehicles market.

We caution readers that EBITDA is a non-GAAP measure and does not purport to be an alternative to operating income as a measure of operating performance. Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability on a more variable cost basis, as it excludes the share-based compensation costs, depreciation and amortization expenses related primarily to capital expenditures and acquisitions that occurred, and we believe it is useful to investors in evaluating operating performance in relation to our competitors. EBITDA is calculated by adding back share-based compensation costs, depreciation and amortization expense to net income (or loss). It is management’s intent to provide non-GAAP financial information to enhance understanding of our GAAP financial statements and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. A table reconciling this non-GAAP measure to the appropriate GAAP measure is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies.

We achieved gradual improvement of our shipments to the OEM domestic market for branded mobile phone manufacturers through our in-house pack line, which we expect to further improve profitability of our traditional prismatic business. In addition, we hired a new Chief Financial Officer, Mr. Jun Zou, who has more than 16 years of financial management and capital market experience globally. We believe Mr. Jun Zou’s leadership will contribute greatly to the Company’s success in the years ahead through his deep commitment to both financial management and transparent communication with the investment community.

We have access to $240.6 million in short-term credit facilities and $55.7 million in long-term credit facilities. As of March 31, 2010, the principal outstanding amounts on these facilities included short-term bank loans of $157.3 million, long-term bank loans of $11.7 million maturing within one year and long-term bank loans of $29.3 million maturing after one year. At the same time our bills payable, which is a subset of accounts and bills payable, totaled $42.5 million, leaving $70.2 million of funds available for additional cash needs. In addition, on July 10, 2008, our $60 million shelf registration statement was declared effective by the SEC, pursuant to which we have raised $36.6 million in gross proceeds from sales of common stock and issued common stock warrants exercisable for up to $21.6 million in additional gross proceeds. As $16 million of these warrants were not exercised before their expiration, we may raise up to an additional $17.8 million in gross proceeds from future equity financings under this shelf registration statement.

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

Income Taxes. Under PRC income tax laws and regulations, before January 1, 2008, a foreign-invested enterprise, or FIE, was generally subject to an enterprise income tax rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. However, from at least calendar year 2002 through calendar year 2007, an enterprise recognized as a “Manufacturing Enterprise Located in Special Economic Zone” under PRC tax laws was entitled to a preferential income tax rate of 15%. Moreover, a foreign-invested manufacturing enterprise, starting from its first profitable calendar year after offset of accumulated tax losses, was entitled to a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate, also referred to herein as the “tax holiday.” An enterprise qualified for such treatment may receive a further tax rate reduction related to the size of qualified capital contributions received. In addition, from at least calendar year 2002 through calendar year 2007, an enterprise qualified as an “advanced technology enterprise” under PRC tax law was also entitled to a 50% reduction of income taxes.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt the new corporate income tax law, or the New CIT Law. The New CIT Law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic enterprises and FIEs. The New CIT Law became effective on January 1, 2008. According to the New CIT Law, the applicable income tax rate for Shenzhen BAK, BAK Electronics and BAK Tianjin will be 25% after their preferential tax holidays and the transition period have ended. During the transition period, tax rates for subject entities was 18% and 20% for the calendar years 2008 and 2009, respectively, and is expected to be 22% and 24% for the calendar years 2010 and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

Shenzhen BAK and BAK Electronics are both registered and operate in Shenzhen, the PRC, and are each recognized as “Manufacturing Enterprise Located in Special Economic Zone.” As a result, they have been entitled to a preferential enterprise income tax rate of 15%. In accordance with the relevant income tax laws, the profits of Shenzhen BAK and BAK Electronics were fully exempted from income tax for two years from the first profitable calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption for the immediate next three calendar years.

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

For BAK Electronics, established in August 2005, the same tax holiday was in effect for calendar years 2006 and 2007, making BAK Electronics fully exempt from any enterprise income tax. Following the tax holiday, a three-year 50% reduction in BAK Electronics’ enterprise income tax rate commenced. Pursuant to the transition period of the New CIT Law, BAK Electronics’ income tax rates for calendar years 2010 and 2011 were expected to be 22% and 24%, respectively, and starting in calendar year 2012 it was expected to be subject to an income tax rate of 25%. Taking the 50% reduction into account, BAK Electronics’ income tax rates are now expected to be 11% and 24% for calendar years 2010 and 2011, respectively, with no change in its expected 2012 tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the calendar year 2009 due to the current tax losses carried forward from calendar year 2008.

Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $9,000 pursuant to their tax holiday and preferential tax rate for the six months ended March 31, 2010, or $0.0001 per basic share.

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

Our effective tax expense rate was 2.1% for the six months ended March 31, 2010 and our effective tax expense rate was 0.5% for the six months ended March 31, 2009.

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

Results of Operations

Comparison of Three Months Ended March 31, 2010 and March 31, 2009

The following table sets forth key components of our results of operations for the periods indicated. All amounts, other than percentages, are in thousands of U.S. dollars.

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
Net revenues	$50,423	$40,814	$9,609	23.5
Cost of revenues	41,421	37,792	3,629	9.6
Gross profit	9,002	3,022	5,980	197.9
Operating expenses:
Research and development expenses	1,625	1,125	501	44.5
Sales and marketing expenses	1,705	1,154	552	47.8
General and administrative expenses	4,819	4,115	703	17.1
Total operating expenses	8,149	6,394	1,755	27.4
Operating income / (loss)	853	(3,372)	4,225	(125.3)
Finance costs, net	(2,190)	(2,364)	174	(7.4)
Government grant income	79	68	11	15.0
Other (expenses) / income	(145)	157	(302)	(191.9)
Income tax expenses	(1,146)	(211)	(935)	442.8
Net loss	$(2,549)	$(5,722)	$3,173	(54.6)

Net Revenues. Net revenues increased to $50.4 million for the three months ended March 31, 2010 as compared to $40.8 million for the same period of the prior year, an increase of $9.6 million or 23.5%. The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Prismatic cells
Aluminum-case cells	$24,581	$23,317
Battery packs	10,386	4,712
Steel-case cells	-	1,466
Cylindrical cells	13,386	9,223
Lithium polymer cells	1,718	2,066
High-power lithium battery cells	352	30
Total	$50,423	$40,814

  Net revenues from sales of aluminum-case cells increased to $24.6 million in the three months ended March 31, 2010, from $23.3 million in the same period in fiscal year 2009, an increase of $1.2 million or 5.0%, resulting from an increase in sales volume of 11.0% driven by increased sales volume to the OEM market in the PRC and offset by a decrease in our average selling price of 4.7%.

  Net revenues from sales of battery packs increased to $10.4 million in the three months ended March 31, 2010, from $4.7 million in the same period in fiscal year 2009, an increase of $5.6 million or 116.0%. This resulted from an increase in sales volume of 150.5% due to increased export sales, offset by a 13.8% decrease in average selling price.

  We sold $1.5 million in steel-case cells for the three months ended March 31, 2009 as compared to no sales for the three months ended March 31, 2010. This change was primarily attributable to our long-term decision to reduce and suspend steel-case cell production in January 2009 which was designed to increase our production capacity of aluminum-case cells for sale to the OEM market and to take advantage of the greater sales prospects and lower costs of aluminum-case cells.

  Net revenues from sales of cylindrical cells increased to $13.4 million in the three months ended March 31, 2010, from $9.2 million in the same period in fiscal year 2009, an increase of $4.2 million or 45.1%, due to an increase in sales volume of 59.4% driven by increased sales to laptop manufacturers and offset by a decrease in our average selling prices of 9.0% which was driven by strong market competition on price.

  We sold $1.7 million in lithium polymer cells in the three months ended March 31, 2010, compared to $2.1 million in lithium polymer cells in the same period in fiscal year 2009, a decrease of $348,000 or 16.8%, resulting from a decrease of 38.1% in sales volume and offset by an increase of 40.9% in our average selling price. The decrease in sales volume was primary due to a slowdown in orders from new customers and because some current clients postponed launching new products.

  We also sold approximately $352,000 in high-power lithium battery cells in the three months ended March 31, 2010, as compared to $30,000 in high-power lithium battery cells in the same period of fiscal year 2009, due to our sale of sample products used in electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues increased to $41.4 million for the three months ended March 31, 2010, as compared to $37.8 million for the same period in fiscal year 2009, an increase of $3.6 million or 9.6%. The increase in cost of revenues correlates to an increase in sales volume over the three months ended March 31, 2010.

Gross Profit. As a result, gross profit for the three months ended March 31, 2010 was $9.0 million, or 17.9% of net revenues, as compared to gross profit of $3.0 million, or 7.4% of net revenues, for the same period in fiscal year 2009. The increase in our gross profit as a percentage of net revenues was primarily due to sales of higher-margin products, including prismatic and cylindrical cells, increasing in proportion to overall sales during the three months ended March 31, 2010, from their proportion of overall sales during the same period last year.

Research and Development Costs. Research and development costs increased to $1.6 million for the three months ended March 31, 2010, as compared to $1.1 million for the same period in fiscal year 2009, an increase of $501,000 or 44.5%. Salaries related to R&D staff increased by $363,000 because of we hired more research staff and increased basic salaries during the three months ended March 31, 2010.

Sales and Marketing Expenses. Sales and marketing expenses increased to $1.7 million for the three months ended March 31, 2010, as compared to $1.2 million for the same period in fiscal year 2009, an increase of $552,000, or 47.8%, primarily due to increased salaries of $154,000 and packing expenses of $150,000 in line with increased sales. As a percentage of revenues, sales and marketing expenses have increased to 3.3% for the three months ended March 31, 2010 from 2.8% for the same period in 2009, due to an increase in salaries and packing expenses during the three months ended March 31, 2010.

General and Administrative Expenses. General and administrative expenses increased to $4.8 million, or 9.6% of revenues, for the three months ended March 31, 2010, as compared to $4.1 million, or 10.1% of revenues, for the same period in fiscal year 2009, an increase of $703,000, or 17.1%. We recognized exchange gain of $416,000 for the three months ended March 31, 2010, compared with exchange loss of $771,000 for the same period in fiscal year 2009.

Operating Income / (Loss). As a result of the above, operating income totaled $853,000 for the three months ended March 31, 2010, as compared to an operating loss of $3.4 million for the same period of the prior year.

Finance Costs, Net. Finance costs, net, decreased to $2.2 million for the three months ended March 31, 2010, as compared to approximately $2.4 million for the same period of the prior fiscal year, a decrease of $174,000 or 7.4%. We have $157.3 million in short-term bank loans maturing in less than one year, $11.7 million in long-term bank loans maturing within one year, and $29.3 million in other long-term bank loans maturing in more than one year, outstanding as of March 31, 2010, as compared to $117.1 million in short-term bank loans maturing in less than one year, $16.1 million in long-term bank loans maturing within one year, and $39.5 million in other long-term bank loans maturing in more than one year, outstanding as of March 31, 2009. The decrease in net finance costs is mainly attributable to a significant decrease in the average bank loan interest rates on both our short-term and long-term bank loans.

Government Grant Income / Other Income / (Other Expenses). We had deferred revenue from government grant income of $79,000 and other expense of $145,000 for the three-month period ended March 31, 2010, as compared to government grant income of $68,000 and other income of $157,000 for the same period of the prior fiscal year. The government grant income for the three months ended March 31, 2010 mainly consisted of subsidies to pay for the land use rights to our corporate campus at BAK Industrial Park and government grant funds to subsidize a new high-technology project. Government grant income for the three months ended March 31, 2009 mainly consisted of subsidies to pay for the land use rights to our corporate campus at BAK Industrial Park. No present or future obligation will arise from the receipt of such income.

Income Tax Expense. Income tax expenses were $1.1 million for the three months ended March 31, 2010, as compared to income tax expenses of $211,000 for the same period of 2009. The change was the result of an increase in our income tax provision for Shenzhen BAK during the quarter ended March 31, 2010 and an increase in our operating income.

Net Loss. As a result of the foregoing, we had a net loss of $2.5 million for the three months ended March 31, 2010 compared to $5.7 million for the same period of 2009.

Comparison of Six Months Ended March 31, 2010 and March 31, 2009

The following table sets forth key components of our results of operations for the periods indicated. All amounts, other than percentages, are in thousands of U.S. dollars.

	Six Months Ended
	March 31,
	2010	2009	$ Change	% Change
Net revenues	$100,651	$108,904	$(8,253)	(7.6)
Cost of revenues	82,089	95,289	(13,200)	(13.9)
Gross profit	18,562	13,615	4,947	36.3
Operating expenses:
Research and development expenses	3,393	2,542	851	33.5
Sales and marketing expenses	3,734	2,754	980	35.6
General and administrative expenses	13,456	10,875	2,581	23.7
Total operating expenses	20,583	16,171	4,412	27.3
Operating loss	(2,021)	(2,556)	535	(21.0)
Finance costs, net	(4,344)	(5,204)	860	(16.5)
Government grant income	434	171	263	154.6
Other income / (expenses)	(138)	164	(302)	(184.3)
Income tax benefit / (expense)	126	(35)	161	(459.2)
Net loss	$(5,943)	$(7,460)	$1,517	(20.4)

Net Revenues. Net revenues decreased to $100.6 million for the six months ended March 31, 2010 as compared to $108.9 million for the same period of the prior year, a decrease of $8.3 million or 7.6%. The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Six Months Ended
	March 31,
	2010	2009
	(in thousands)
Prismatic cells
Aluminum-case cells	$52,444	$60,599
Battery packs	21,306	10,120
Steel-case cells	-	4,558
Cylindrical cells	21,500	27,607
Lithium polymer cells	4,886	5,990
High-power lithium battery cells	515	30
Total	$100,651	$108,904

  Net revenues from sales of aluminum-case cells decreased to $52.4 million in the six months ended March 31, 2010, from $60.6 million in the same period in fiscal year 2009, a decrease of $8.2 million or 13.5%, resulting from a decrease in our average selling price of 12.1% and sales volume of 3.8% driven by decreased sales to the OEM market in the PRC.

  Net revenues from sales of battery packs increased to $21.3 million in the six months ended March 31, 2010, from $10.1 million in the same period in fiscal year 2009, an increase of $11.2 million or 110.5%. This resulted from an increase in sales volume of 139.5% due to increased export sales, offset by a 12.1% decrease in average selling price.

  We sold $4.6 million in steel-case cells for the six months ended March 31, 2009 as compared to no sales for the six months ended March 31, 2010. This change was primarily attributable to our long-term strategic decision to reduce and suspend steel-case cell production in January 2009 which was designed to increase our production capacity of aluminum-case cells for sale to the OEM market and to take advantage of the greater sales prospects and lower costs of aluminum-case cells.

  Net revenues from sales of cylindrical cells decreased to $21.5 million in the six months ended March 31, 2010, from $27.6 million in the same period in fiscal year 2009, a decrease of $6.1 million or 22.1%, due to a decrease in our average selling prices of 20.1% driven by fierce market competition on price and a decrease in sales volume of 2.5% driven by decreased sales to laptop manufacturers.

  We sold $4.9 million in lithium polymer cells in the six months ended March 31, 2010, compared to $6.0 million in lithium polymer cells in the same period in fiscal year 2009, a decrease of $1.1 million or 18.4%, resulting from decreases of 22.4% in sales volume and an offsetting increase of 5.2% in our average selling price.

  We also sold approximately $515,000 in high-power lithium battery cells in the six months ended March 31, 2010, as compared to $30,000 in high-power lithium battery cells in the same period of fiscal year 2009, due to our sale of sample products used in electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues decreased to $82.1 million for the six months ended March 31, 2010, as compared to $95.3 million for the same period in fiscal year 2009, a decrease of $13.2 million or 13.9%. The decrease in cost of revenues correlates to a decrease in sales volume over the six months ended March 31, 2010.

As a result, gross profit for the six months ended March 31, 2010 was $18.6 million, or 18.4% of net revenues, as compared to gross profit of $13.6 million, or 12.5% of net revenues, for the same period in fiscal year 2009. Our increase in gross profit as a percentage of net revenues was primarily due to the greater proportion of sales of battery packs and cylindrical cells with higher gross margin during the six months ended March 31, 2010.

Research and Development Costs. Research and development costs increased to $3.4 million for the six months ended March 31, 2010, as compared to $2.5 million for the same period in fiscal year 2009, an increase of $851,000 or 33.5%, due to salaries related to R&D staff increased by $617,000 primarily due to hiring more research staffs and increased basic salaries during the six months ended March 31, 2010.

Sales and Marketing Expenses. Sales and marketing expenses increased to $3.7 million for the six months ended March 31, 2010, as compared to $2.8 million for the same period in fiscal year 2009, an increase of $980,000, or 35.6%, primarily due to increased salaries and welfare of $320,000, packaging expenses of $187,000 and transportation expenses of $150,000, due to more intensive sales effort during the six months ended March 31, 2010 compared with the same quarter of last year. Equity-based compensation included in sales and marketing expenses increased by $206,000 due to compensation charges applied to the grant of stock options to employees in our sales department. As a percentage of revenues, sales and marketing expenses have increased to 3.7% for the six months ended March 31, 2010 from 2.5% for the same period in 2009, due to the significant decrease in revenues from sales.

General and Administrative Expenses. General and administrative expenses increased to $13.5 million, or 13.4% of revenues, for the six months ended March 31, 2010, as compared to $10.9 million, or 10.0% of revenues, for the same period in fiscal year 2009, an increase of $2.6 million, or 23.7%. Bad debt expenses increased by $2.3 million due to the provision charged after we had assessed the collection of accounts receivables from customers during the six months ended March 31, 2010.

Operating Loss. As a result of the above, operating loss totaled $2.0 million for the six months ended March 31, 2010, as compared to $2.6 million for the same period of the prior year, a decrease in operating loss of $536,000, or 21.0%.

Finance Costs, Net. Finance costs, net, decreased to $4.3 million for the six months ended March 31, 2010, as compared to $5.2 million for the same period of the prior fiscal year, a decrease of $860,000 or 16.5%. We have $157.3 million in short-term bank loans maturing in less than one year, $11.7 million in long-term bank loans maturing within one year, and $29.3 million in other long-term bank loans maturing in more than one year, outstanding as of March 31, 2010, as compared to $117.1 million in short-term bank loans maturing in less than one year, $16.1 million in long-term bank loans maturing within one year, and $39.5 million in other long-term bank loans maturing in more than one year, outstanding as of March 31, 2009. The decrease in net finance costs is mainly attributable to a significant decrease in the average bank loan interest rates on both our short-term and long-term bank loans.

Government Grant Income / Other Income / (Other Expenses). We had deferred revenue from government grant income of $434,000 and other expenses of $138,000 for the six months ended March 31, 2010, as compared to government grant income of $171,000 and other income of $164,000 for the same period of the prior fiscal year. The government grant income for the six months ended March 31, 2010 mainly consisted of subsidies to pay for the land use rights to our corporate campus at BAK Industrial Park and government grant funds to subsidize a new high-technology project. Government grant income for the six months ended March 31, 2009 mainly consisted of government grant funds which subsidized our interest expenses in prior years for research and development activities and to refund the value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high-technology enterprise.

Income Tax Benefits/(Expense). Income tax benefits were $126,000 for the six months ended March 31, 2010, as compared to income tax expenses of $35,000 for the same period of 2009. The change was the result of an increase in our income tax provision for Shenzhen BAK during the six months ended March 31, 2010.

Net Loss. As a result of the foregoing, we had a net loss of $5.9 million for the six months ended March 31, 2010 compared to a net loss of $7.5 million for the same period of 2009.

Reconciliation of Net Loss to EBITDA

The following table sets forth a summary of our reconciliation of net loss to EBITDA for the periods indicated:

Reconciliation of Net Loss to EBITDA
(All amounts in thousands of U.S. dollars)

	Three Months Ended
	March 31,	December 31,	March 31,
	2010	2009	2009
Net Loss from Statement of Operations	(2,550)	(3,392)	(5,722)
Share-based compensation costs	800	1,145	730
Income Tax expense / (benefit)	1,146	(1,272)	211
Interest	2,191	2,153	2,364
Depreciation and Amortization	4,600	4,193	3,894
	6,187	2,827	1,477

Note: This report includes the use of EBITDA, a financial measure that is not defined by US GAAP. For purposes of Regulation G, a non–GAAP financial measure is a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet, or statement of cash flows (or equivalent statements) of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. In this regard, GAAP refers to generally accepted accounting principles in the United States. Pursuant to the requirements of Regulation G, we have provided the table above which includes a reconciliation of EBITDA to net income, the most directly comparable GAAP financial measure. EBITDA was derived by calculating earnings before share-based compensation costs, interest, taxes, depreciation, and amortization. Our management believes that the presentation of EBITDA provides useful information regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. Our calculation of EBITDA may not be consistent with similarly titled measures of other companies.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of March 31, 2010, we had cash and cash equivalents of $39.6 million, as compared to $30.7 million as of September 30, 2009 and 25.4 million as of the six months ended March 31, 2009. In addition, we had pledged deposits amounting to $18.0 million and $31.1 million as of March 31, 2010 and September 30, 2009, respectively. Typically, our banks require their borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from six to twelve months which coincides with the periods the cash remains pledged to the banks.

We had access to $240.6 million in short-term credit facilities and $55.7 million in long-term credit facilities as of March 31, 2010. As of March 31, 2010, the principal outstanding amounts included short-term bank loans of $157.3 million, long-term bank loans of $11.7 million maturing within one year, and long-term bank loans of $29.3 million maturing in over one year, and bills payable of $42.5 million, leaving $70.2 million of short-term funds available for additional cash needs. In addition, on July 10, 2008, our $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we have raised $36.6 million in gross revenue from common stock purchases and issued common stock warrants exercisable for up to $21.6 million in additional gross proceeds. As $16.0 million of these warrants were not exercised before their expiration, we may raise up to an additional $17.8 million in gross proceeds from future equity financings under this shelf registration statement.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended
	March 31,
	2010	2009
Net cash provided by / (used in) operating activities	$(18,891)	$27,451
Net cash provided by / (used in) investing activities	(7,710)	(33,012)
Net cash provided by / (used in) financing activities	36,268	(4,571)
Effect of exchange rate on cash and cash equivalents	(701)	(200)
Net increase / (decrease) in cash and cash equivalents	8,966	(10,332)
Cash and cash equivalents at beginning of the period	30,678	35,706
Cash and cash equivalents at end of period	39,644	25,374

Operating Activities

Net cash used in operating activities was $18.9 million in the six months ended March 31, 2010, compared to $27.5 million of net cash provided by operating activities in the same period in fiscal year 2009. The $46.3 million change in cash provided by / used in  operating activities was mainly attributable to an increase in prepayments to our lithium cobalt dioxide suppliers. We purchased more lithium cobalt dioxide, the main raw material in our products, in anticipation of the higher future cost of lithium cobalt dioxide. We also increased our inventory of aluminum-case cells and cylindrical cells as of March 31, 2010 in the expectation of increased sales in the coming months.

Investing Activities

Net cash used in investing activities was $7.7 million in the six months ended March 31, 2010, compared to $33.0 million of net cash used in investing activities in the same period in fiscal year 2009. The change in net cash used in investing activities during the period ended March 31, 2010 was mainly used for procurement of machinery and equipment for cylindrical cell line and prismatic cell production line.

Financing Activities

Net cash provided by financing activities was $36.3 million in the six months ended March 31, 2010, compared to $4.6 million net cash used in financing activities in the same period in 2009. This was mainly attributable to: (i) a $19.7 million increase in net proceeds from our issuance of capital stock in the six months ended March 31, 2010; (ii) a $20.6 million decrease in cash deposits at banks as collateral in the six months ended March 31, 2010; and (iii) increased borrowings, net of repayments, of $3.6 million in the six months ended March 31, 2010.

As of March 31, 2010, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

		Amount
		Borrowed
		(includes
	Maximum	bank loans
	Amount	and bills
	Available	payable)
	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$58,600	$58,600
Shenzhen Development Bank	29,300	21,975
China CITIC Bank	21,975	15,744
Bank of China	65,926	58,184
China Everbright Bank	14,650	4,393
Bank of Communications	29,300	7,325
Tianjin Branch, Bank of Dalian	5,860	3,297
Industrial Bank	9,157	7,325
Tianjin Branch, China Bohai Bank	5,860	5,860

Subtotal—Short-term credit facilities	$240,628	$182,703

Long-term credit facilities:
Agricultural Bank of China	14,650	14,650
China Development Bank	21,975	7,325
Agricultural Bank of China, Tianjin Jinxin Branch	19,045	19,045

Subtotal—Long-term credit facilities	$55,670	$41,020

Lines of Credit:
Agricultural Bank of China		4,288
Shanghai Pudong Development Bank, Tianjin Pucheng Branch		2,628
Bank of China		9,844
Bank of China, Tianjin Branch		311

Subtotal—Lines of credit		$17,071
Total Principal Outstanding	$296,298	$240,794

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $157.3 million, long-term bank loans of $11.7 million maturing within one year and long-term bank loans of $29.3 million maturing in over one year, and bills payable of $42.5 million.

For the purpose of presentation, the effect of increases in bills payable balances is included in operating activities in the statements of cash flows.

During the three months ended March 31, 2010, we entered into a new comprehensive credit facility agreement for a maximum loan amount of $5.9 million with Tianjin Branch, China Bohai Bank, repaid nine loans totaling $74.6 million, and entered into eight new short-term bank loan agreements totaling $100.9 million. The material financing terms of these loans are described below.

As of March 31, 2010, we had six outstanding short-term loans under the comprehensive credit facility with Agricultural Bank – Shenzhen Branch totaling approximately $58.6 million, carrying annual interest at 4.86%, 4.617% and 5.31%, adjusted quarterly. The first loan, of approximately $11.0 million, currently carries annual interest of 5.31% and is due on January 6, 2011. The second loan, of approximately $7.3 million, currently carries annual interest at 5.31% and is due on January 21, 2011. The third loan, of approximately $7.3 million, currently carries annual interest at 5.31% and is due on January 22, 2011. The fourth loan, of approximately $13.2 million, currently carries annual interest at 4.86% and is due on May 17, 2010. The fifth loan, of approximately $8.8 million, currently carries annual interest at 4.86% and is due on May 19, 2010. The sixth loan, of approximately $11.0 million, currently carries annual interest at 4.86% and is due on May 21, 2010. Each of the loan agreements specifically provides for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. We also had three short-term loans and $1.8 million of notes payable separate from our credit agreement with Agricultural Bank – Shenzhen Bank totaling $4.0 million, carrying annual interest at 0.29643% and 0.34786%. The first loan, of approximately $0.32 million, carries annual interest of 0.29643% and is repayable on May 26, 2010. The second loan, of approximately $0.68 million, carries annual interest of 0.41286% and is repayable on June 21, 2010. The third loan, of approximately $3.0 million, carries annual interest of 0.34786% and is repayable on June 25, 2010.

As of March 31, 2010, we also had two five-year term loans totaling approximately $14.7 million under the Agricultural Bank – Shenzhen Branch comprehensive credit facility carrying interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan, of approximately $5.9 million, currently carries annual interest of 5.184% and is due on January 25, 2012. The second loan, of approximately $8.8 million, currently carries annual interest of 5.184% and is due in two installments of approximately $7.3 million on January 25, 2011, and approximately $1.5 million on January 25, 2012, respectively. These five-year term loans are specifically: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $32.8 million as of March 31, 2010; and (iii) secured by the property ownership and land use rights certificates with an aggregate net book value of $105.9 million as of March 31, 2010 in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used at the campus subsequent to such construction.

As of March 31, 2010, we had also borrowed $0.3 million of notes payable outside any credit facility in Bank of China, Tianjin Branch.

On March 8, 2010, we renewed our credit facility agreement with Bank of China to provide a maximum loan amount of RMB 450 million (approximately $65.9 million). This credit facility was guaranteed by BAK International and Mr. Xiangqian Li, and is also secured by machinery and equipment with carrying values of approximately $28.2 million as of March 31, 2010. As of March 31, 2010, we had borrowed $29.3 million under two loans carrying annual interest at 5.31% and 4.779%, and $28.9 million of notes payable under this credit facility agreement. The first loan, of approximately $22.0 million, carries annual interest of 5.31% and is repayable on March 11, 2011. The second loan, of approximately $7.3 million, carries annual interest of 4.779% and is repayable on June 2, 2010. We had also borrowed $3.8 million of short-term bank loans and $6.0 million of notes payable separate from the credit facility.

On January 19, 2010, we entered into a comprehensive credit facility agreement with Tianjin Branch, China Bohai Bank to provide a maximum loan amount of RMB 40 million (approximately $5.9 million). This credit facility agreement is guaranteed by Shenzhen BAK Battery Co., Ltd. Under the terms of the agreement, loans may be drawn at any time from January 19, 2010 to January 19, 2011. As of March 31, 2010, we had borrowed approximately $5.9 million under the loan agreement which bears a floating interest rate equal to the benchmark rate of the People’s Bank of China, or PBOC, on the date of the loan agreement and adjusted annually, and which is repayable on January 18, 2011.

On December 31, 2009, we renewed our comprehensive credit facility agreement with Shenzhen Development Bank, Longgang Branch, or Shenzhen Development Bank, to provide a maximum loan amount of RMB 200 million (approximately $29.3 million). Loans may be drawn at any time over the one-year period beginning December 31, 2009 and will be due based on each loan agreement. This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and is also secured by $22.0 million of inventory and $5.0 million of machinery and equipment. As of March 31, 2010, we had three outstanding short-term loans under the comprehensive credit facility with Shenzhen Development Bank totaling approximately $22.0 million. The first loan was approximately $2.9 million, is dated December 31, 2009, bears a floating interest rate equal to 95% of the benchmark rate of the People’s Bank of China, or PBOC, on the date of the loan agreement and adjusted quarterly, and is repayable on December 31, 2010. The second loan was approximately $8.8 million, is dated January 4, 2010, bears a floating interest rate equal to 95% of the benchmark rate of the People’s Bank of China, or PBOC, on the date of the loan agreement and adjusted quarterly, and is repayable on January 4, 2011. The third loan was approximately $10.3 million, is dated February 3, 2010, bears a floating interest rate equal to 90% of the benchmark rate of the People’s Bank of China, or PBOC, on the date of the loan agreement and adjusted quarterly, and is repayable on February 3, 2011.

On December 30, 2009, we entered into a six-year long-term loan agreement of RMB 150 million (approximately $22.0 million) with Shenzhen Branch, China Development Bank, or China Development Bank. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. According to the property ownership and land use rights certificate that we obtained in relation to this facility, such land may not be pledged without the approval of the relevant government office. As of March 31, 2010, we had not obtained the requisite approval, and were in the process of negotiating with the relevant government bureau for such approval. For further discussion regarding the status of property ownership rights relating to this facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures.” The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li. We had borrowed approximately $7.3 million under a loan agreement dated March 1, 2010, bearing annual interest of 5.90%, adjusted monthly, and which is repayable within 72 months.

On December 25, 2009, we entered into a comprehensive credit facility agreement with Shenzhen Hi-Tech District Branch, Industrial Bank, or Industrial Bank, for a maximum loan amount of RMB 62.5 million (approximately $9.2 million). This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li. Loans may be drawn at any time from March 31, 2010 to December 31, 2010. As of March 31, 2010, we had borrowed approximately $7.3 million under a loan agreement dated January 6, 2010 bearing fixed interest of 4.779%, and which is repayable on December 31, 2010 under this credit facility agreement.

On November 27, 2009, we entered into a comprehensive credit facility agreement with Tianjin Branch, Bank of Dalian, or Bank of Dalian, for a maximum loan amount of RMB 40 million (approximately $5.9 million). If we increase paid-up capital by $20 million, then an additional RMB 10 million of credit facilities would be available. If we pay up 50% of our total registered capital, then another additional RMB 10 million of credit facilities would be available. If we pay up all our registered capital, the total amount of available credit under this facility would be RMB 80 million (approximately $11.8 million). This credit facility agreement is guaranteed by Shenzhen BAK and Mr. Xiangqian Li. Loans may be drawn at any time from November 27, 2009 to November 26, 2010. As of March 31, 2010, we had borrowed approximately $2.9 million under a loan agreement dated November 27, 2009 bearing annual interest of 5.31%, adjusted monthly, and which is repayable on November 26, 2010. In addition, $0.4 million of notes payable was issued under this credit facility agreement.

On November 26, 2009, we renewed our comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch, or Agricultural Bank – Shenzhen Branch, to provide a maximum loan amount of RMB 550 million (approximately $80.6 million), including RMB 400 million (approximately $58.6 million) of one-year term credit facilities and RMB 150 million (approximately $22.0 million) of five-year term credit facilities. This comprehensive credit facility agreement renewed a predecessor credit facility agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 27, 2008 and governs all loans that were subject to the predecessor agreement at the time of the renewal. New loans may be drawn under this credit facility from November 26, 2009 through November 22, 2010, with the term of the loan established at the time each new loan is drawn, except as to funds borrowed under a loan agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 23, 2006 and effective December 18, 2006, or under the 2006 Loan Agreement, which may be drawn at any time within five years of December 18, 2006, and which will mature five years after such funds are drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans that are subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with Agricultural Bank – Shenzhen Branch relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to Agricultural Bank – Shenzhen Branch relative to its indebtedness to all financial institutions combined (referred to as the “Percentages Undertaking”). The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with Agricultural Bank – Shenzhen Branch or applicable financial institutions and the amount of foreign currencies deposited with Agricultural Bank – Shenzhen Branch or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of Agricultural Bank – Shenzhen Branch prior to the expiration of all loans under this credit facility (this undertaking and the Percentages Undertaking are collectively referred to as the “Undertakings”). The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li, BAK Tianjin, and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park. In the event that Shenzhen BAK breaches any of the Undertakings or any guaranteed party breaches any of its guaranty obligations, Agricultural Bank – Shenzhen Branch may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of all loan amounts governed by this credit facility.

On September 28, 2009, we entered into a guaranty contract with Shanghai Pudong Development Bank to provide guaranty for the loans drawn from September 28, 2009 to August 31, 2010, and the maximum amount for all loans will be less than RMB 30 million (approximately $4.4 million). As of March 31, 2010, we had borrowed approximately $1.5 million under a loan agreement dated October 9, 2009 bearing fixed interest of 5.31%, which is repayable on October 8, 2010, and $1.1 million of notes payable outside any credit facility.

On April 26, 2009, we entered into a comprehensive credit facility agreement with Bank of Communications to provide a maximum loan amount of RMB 200 million (approximately $29.3 million). This credit facility agreement is guaranteed by BAK Tianjin and Mr. Xiangqian Li. Loans may be drawn at any time from March 25, 2009 to March 25, 2010. As of March 31, 2010, we had borrowed approximately $7.3 million under a loan agreement dated June 23, 2009, bearing fixed interest of 4.779%, and which is repayable on June 23, 2010.

On February 13, 2009, we renewed a credit facility with China CITIC Bank. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. We were permitted to borrow up to RMB 150 million ($22.0 million) under this credit facility, which matures on February 12, 2010. As of March 31, 2010, we had borrowed $14.6 million under two loans at floating interest rate of 4.374% and 4.86%, rate adjustment in line with benchmark interest rate adjustment of The People’s Bank of China, and $1.1 million of notes payable under this credit facility totaling approximately $15.7 million. The first loan, of approximately $7.3 million, carried floating interest of 4.374% and is repayable on May 2, 2010. The second loan, of approximately $7.3 million, carried floating interest of 4.86% and is repayable on May 4, 2010.

On January 21, 2009, we entered into a comprehensive credit facility agreement with Shenzhen Nanshan Branch, China Everbright Bank, or China Everbright Bank, to provide a maximum loan amount of RMB 100 million (approximately $14.6 million). Loans may be drawn at any time from March 30, 2009 to March 30, 2010. As of March 31, 2010, we had borrowed $4.4 million of notes payable under this facility.

On May 26, 2008, we entered into a four-year, long-term loan agreement of RMB 160 million (approximately $23.4 million) with Agricultural Bank of China, Tianjin Branch, or Agricultural Bank – Tianjin Branch. This loan agreement is secured by the machinery and equipment purchased for the automated high-power lithium battery cells production line at our Tianjin facility. As of March 31, 2010, we had borrowed $19.0 million under this loan agreement, payable in four installments: (i) RMB 30 million (approximately $4.4 million) on December 26, 2010; (ii) RMB 50 million (approximately $7.3 million) on December 26, 2011; and (iii) RMB 50 million (approximately $7.3 million) on May 26, 2012.

We had negative working capital of $37.9 million as of March 31, 2010, as compared to negative working capital of $46.3 million as of September 30, 2009. Current assets as of March 31, 2010 were $231.1 million compared with $220.0 million as of September 30, 2009, an increase of $11.1 million.  Current liabilities as of March 31, 2010 were $269.1 million compared with $266.3 million as of September 30, 2009, an increase of $2.8 million.  We had short-term bank loans maturing in less than one year of $157.3 million and long-term bank loans maturing within one year of $11.7 million as of March 31, 2010, or a total of $169.0 million of loans maturing within one year, as compared to a total of $133.2 million of such loans as of March 31, 2009, an increase of $35.8 million. We had long-term bank loans maturing in over one year of $29.3 million as of March 31, 2010, as compared to $39.6 million of such loans as of September 30, 2009, a decrease of $10.3 million.

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

Capital Expenditures

We made capital expenditures of $7.7 million and 33.0 million in the six months ended March 31, 2010 and 2009, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity.

The following table sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Six Months Ended
	March 31,
	2010	2009
	(in thousands)
Construction costs	$884	$5,283
Lease payments	-	1,077
Purchase of equipment	6,824	26,653

Total capital expenditures	$7,708	$33,013

We estimate that our total capital expenditures in fiscal year 2010 will reach approximately $40.0 million, to purchase manufacturing equipment for the expansion of our production lines and for the construction of our Research and Development Test Centre at our Shenzhen facility.

We have completed the construction and put into use facilities measuring 218,178 square meters comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls and administrative offices at the BAK Industrial Park in Shenzhen. Of that space, approximately 81,411 square meters are manufacturing facilities. We have also completed the construction and put into use facilities measuring 65,127 square meters comprised of manufacturing facilities, dormitory space, dining halls and other facilities in Tianjin. Of that space, approximately 44,129 square meters are manufacturing facilities. The primary reasons for our continuing investments in the facilities in Tianjin are to realize the benefits of our prior investment in these facilities, to position the Company to capitalize on our knowledge of and experience with established markets for lithium-phosphate technology, such as electric bicycles, cordless power tools, mining lamps, and electric vehicles, and to penetrate emerging consuming markets for this technology, such as light electric vehicles and electric buses. The first trial shipment of its lithium-phosphate cells was used in electric bicycles, cordless power tools, uninterruptible power supplies, mining lamps, and electrical vehicles. We have also entered into commercial contracts with vehicle manufactures operating in China to supply batteries for electric buses. We have received positive market feedback to these samples. We expect interest in light electric vehicles and electric vehicles to increase demand for our rechargeable lithium-based batteries substantially. We have been engaged in the research and development of lithium-phosphate cells specifically for use in light electric vehicles and electric vehicles. As indicated above, our Tianjin facility is the nexus for all such research and development.

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

As of September 30, 2007, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our Tianjin facility. As of September 30, 2008, we had obtained the relevant land use rights certificate to this facility. As of March 31, 2010, we were in the process of obtaining the relevant property ownership rights certificate to this facility. Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had originally requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make the remaining contribution of the registered capital by December 11, 2009, which we have interpreted as an extension of the completion date of construction to this date. As of March 31, 2010, we are in discussions with the authorities regarding an extension of this deadline and no action has been taken by the authorities.

As of September 30, 2007, we had paid the lease prepayment amount of $717,000 for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China. As of September 30, 2008, we had obtained the relevant property ownership and land use rights certificate. Pursuant to the property ownership and land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, the Shenzhen government has agreed to increase the dimensions of the Research and Development Test Centre and signed two supplemental agreements with us. According to the supplemental agreements, we are required to complete the construction by May 6, 2011. In addition, according to the property ownership and land use rights certificate, such land may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. As of March 31, 2010, we were in the process of negotiating with the relevant government bureau for the requisite approval. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures.

Contractual Obligations and Commercial Commitments

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” in the 2009 Form 10-K for a discussion of our contractual obligations and commercial commitments as of September 30, 2009. Except as otherwise noted in this report, there were no material changes outside the ordinary course of our business in our contractual obligations and commercial commitments for the quarter ended March 31, 2010.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of March 31, 2010. As of March 31, 2010, we provided a guarantee for a non-related party, Nanjing Special Metal Equipment Co., Ltd., of one-year short-term bank loans with Evergrowing Bank with a maturity of August 6, 2010. We also provided the guarantees for five other non-related parties, Hunan Reshine New Material Ltd, Shenzhen Tongli Hi-tech Co. Ltd., Shenzhen B&G Technology Development Co. Ltd., Beijing Triolion Technology Co. Ltd. and Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd. The maximum amount of our exposure for these guarantees was $29.2 million and $28.6 million at March 31, 2010 and September 30, 2009, respectively.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of March 31, 2010 and September 30, 2009, the carrying amount of property, plant and equipment, net was $218.1 million and $219.7 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2010 and September 30, 2009, we had not charged off any balances as we had yet to exhaust all means of collection.

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

Pursuant to ASC Topic 718, we have recognized compensation costs of $1.9 million in relation to stock-based awards to our employees and non-employee directors for the six months ended March 31, 2010, as an increase in both the operating costs and shareholder’s equity.

Recently Issued Accounting Pronouncements

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, or ASU 2010-06 that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 has no material impact on our financial statements.

In February 2010, the FASB issued (ASU) 2010-09, Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements or ASU 2010-09. The ASU amends the guidance on subsequent events in the FASB Accounting Standards Codification to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events, and (3) refine the scope of the disclosure requirements for reissued financial statements. All of the amendments in ASU 2010-09 were effective upon issuance on February 24, 2010, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2009-09 has no material impact on our financial statements.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2010	2009
Balance sheet items as of March 31	6.8259	6.8336
Amounts included in the statement of operations and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the six months ended March 31	6.8275	6.8376
Balance sheet items as of September 30	-	6.8263

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2010.

Please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” for a discussion of our credit facilities and loan agreements.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2010, would increase net loss before provision for income taxes by approximately $2.0 million, or 32.7%, for the six months ended March 31, 2010. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 68.6% of our revenues and 99.0% of our costs and expenses for the six months ended March 31, 2010 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.1% of our assets except for cash were denominated in RMB as of March 31, 2010. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $10.3 million based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of March 31, 2010. As of March 31, 2010, our accumulated other comprehensive income was $24.5 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses described in Item 9A, “Controls and Procedures” of the 2009 Form 10-K, which we are still in the process of remediating. Investors are directed to Item 9A of the 2009 Form 10-K for the description of these weaknesses.

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

In addition, we have hired a new Chief Financial Officer, Mr. Jun Zou, who has more than 16 years of international financial management and capital market experience. We believe Mr. Jun Zou's leadership will strengthen our internal control management practices.

We believe that we are taking the steps necessary for remediation of the remaining material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal controls over financial reporting after March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments to the legal proceedings reported in our 2009 Form 10-K. Investors are directed to Item 3, “Legal Proceedings” of the 2009 Form 10-K for the description of these legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our 2009 Form 10-K. Investors are directed to Item 1, “Risk Factors” of the 2009 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this Report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit
No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and China Development Bank, dated February 9, 2010.

99.2	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd, dated February 2, 2010.

99.3	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd, dated February 3, 2010.

99.4	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China, dated March 8, 2010.

99.5	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China, dated March 10, 2010.

99.6	Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Longgang Branch, Bank of China, dated March 8, 2010.

99.7	Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Longgang Branch, Bank of China, dated March 8, 2010.

99.8	Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery, Co., Ltd. and Shenzhen Longgang Branch, Bank of China, dated March 8, 2010.

99.9	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd, dated January 6, 2010.

99.10	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated January 21, 2010.

99.11	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated January 22, 2010.

99.12	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated January 6, 2010.

99.13	Summary of Guaranty Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, China Bohai Bank, dated January 19, 2010.

99.14	Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between BAK International (Tianjin) Limited Co., Ltd. and Tianjin Branch, China Bohai Bank, dated January 19, 2010.

99.15	Summary of Loan Agreement by and between BAK International (Tianjin) Limited and Bank of China, Tianjin Branch, dated January 19, 2010.

Exhibit
No.	Description

99.16	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd, dated January 4, 2010.

99.17	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd, dated February 3, 2010.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2010	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jun Zou
Jun Zou, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)