Form 10-Q
period 2010-06-30
CHINA BAK BATTERY INC
filed 2010-08-09
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	63,612,526

CHINA BAK BATTERY, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated balance sheets
As of September 30, 2009 and June 30, 2010

(In US$)
		September 30,	June 30,
	Note	2009	2010
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$30,678,352	$24,875,023
Pledged deposits	2	31,115,109	9,294,353
Trade accounts receivable, net	3	83,291,698	79,628,616
Inventories	4	65,535,384	64,799,264
Prepayments and other receivables	5	4,632,424	5,599,889
Assets held for sale		803,648	800,247
Deferred tax assets		3,894,703	8,059,375

Total current assets		219,951,318	193,056,767

Property, plant and equipment, net	6	219,684,994	224,012,279
Lease prepayments, net		32,165,629	31,605,838
Intangible assets, net		239,487	202,149
Deferred tax assets		42,911	53,718

Total assets		$472,084,339	$448,930,751

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated balance sheets
As of September 30, 2009 and June 30, 2010 (continued)
(In US$)

		September 30,	June 30,
	Note	2009	2010
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$139,159,380	$138,944,458
Current maturities of long-term bank loans	8	16,114,146	11,796,974
Accounts and bills payable		92,571,516	80,257,642
Accrued expenses and other payables		18,425,271	21,236,423

Total current liabilities		266,270,313	252,235,497

Long-term bank loans, less current maturities	8	39,552,906	29,492,436
Deferred revenue		7,441,806	7,314,124
Other long-term payables		1,940,217	3,381,544
Deferred tax liabilities		278,227	1,109,361

Total liabilities		315,483,469	293,532,962

Commitments and contingencies	12

Shareholders’ equity
Shares of common stock US$ 0.001 par value;
100,000,000 authorized; 57,737,481 and 63,608,776 issued and outstanding as of September 30, 2009 and June 30, 2010 respectively		57,738	63,609
Donated shares		14,101,689	14,101,689
Additional paid-in capital		101,161,455	123,131,461
Statutory reserves		7,227,195	7,314,565
Retained earnings / (accumulated deficit)		13,328,115	(10,964,358)
Accumulated other comprehensive income		24,791,288	25,817,433
		160,667,480	159,464,399
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		156,600,870	155,397,789

Total liabilities and shareholders’ equity		$472,084,339	$448,930,751

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive loss
For the three months ended June 30, 2009 and 2010
(Unaudited)
(In US$)

	Three months ended June 30
	2009	2010

Net revenues	$44,688,608	$58,557,246
Cost of revenues	(39,640,812)	(59,764,391)
Gross profit / (loss)	5,047,796	(1,207,145)
Operating expenses:
Research and development expenses	(1,472,015)	(2,129,607)
Sales and marketing expenses	(1,580,776)	(2,586,950)
General and administrative expenses	(5,551,289)	(7,429,001)
Impairment charge	-	(5,057,745)
Total operating expenses	(8,604,080)	(17,203,303)
Operating loss	(3,556,284)	(18,410,448)
Finance costs, net	(1,896,552)	(2,022,042)
Government grant income	222,136	58,673
Other (expense) / income	(353,354)	107,243
Loss before income taxes	(5,584,054)	(20,266,574)
Income tax benefit	413,027	2,003,609
Net loss	$(5,171,027)	$(18,262,965)
Other comprehensive (loss) / income
- Foreign currency translation adjustment	(141,384)	1,297,751
Comprehensive loss	$(5,312,411)	$(16,965,214)

Net loss per share:
- Basic	$(0.09)	$(0.29)
- Diluted	$(0.09)	$(0.29)
Weighted average number of shares of common stock:
- Basic	56,966,619	62,887,664
- Diluted	56,966,619	62,887,664

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive loss
For the nine months ended June 30, 2009 and 2010
(Unaudited)
(In US$)

	Nine months ended June 30,
	2009	2010

Net revenues	$153,593,006	$159,208,513
Cost of revenues	(134,930,310)	(141,853,023)
Gross profit	18,662,696	17,355,490
Operating expenses:
Research and development expenses	(4,014,221)	(5,523,092)
Sales and marketing expenses	(4,334,495)	(6,320,569)
General and administrative expenses	(16,426,649)	(20,884,801)
Impairment charge	-	(5,057,745)
Total operating expenses	(24,775,365)	(37,786,207)
Operating loss	(6,112,669)	(20,430,717)
Finance costs, net	(7,100,544)	(6,365,775)
Government grant income	392,722	492,947
Other expenses	(189,197)	(31,065)
Loss before income taxes	(13,009,688)	(26,334,610)
Income tax benefit	377,980	2,129,507
Net loss	$(12,631,708)	$(24,205,103)
Other comprehensive (loss) / income
- Foreign currency translation adjustment	(242,542)	1,026,145
Comprehensive loss	$(12,874,250)	$(23,178,958)

Net loss per share:
- Basic	$(0.22)	$(0.39)
- Diluted	$(0.22)	$(0.39)
Weighted average number of shares of common stock:
- Basic	56,961,797	62,285,862
- Diluted	56,961,797	62,285,862

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of shareholders’ equity
For the nine months ended June 30, 2009 and 2010
(Unaudited)
						Retained	Accumulated
	Shares of common stock			Additional		earnings /	other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	(Accumulated	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	deficit)	income	shares	Amount	equity
Balance as of October 1, 2008	57,676,481	$57,677	$14,101,689	$97,286,286	$6,917,943	$27,628,860	$25,146,155	(721,030)	$(4,066,610)	$167,072,000

Net loss	-	-	-	-	-	(12,631,708)	-	-	-	(12,631,708)

Share-based compensation for employee stock awards	-	-	-	2,102,323	-	-	-	-	-	2,102,323

Issuance of common stock to non- employee directors	11,250	11	-	(11)	-	-	-	-	-	-

Appropriation to statutory reserves	-	-	-	-	309,252	(309,252)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(242,542)	-	-	(242,542)

Balance as of June 30, 2009	57,687,731	$57,688	$14,101,689	$99,388,598	$7,227,195	$14,687,900	$24,903,613	(721,030)	$(4,066,610)	$156,300,073

Balance as of October 1, 2009	57,737,481	$57,738	$14,101,689	$101,161,455	$7,227,195	$13,328,115	$24,791,288	(721,030)	$(4,066,610)	$156,600,870

Net loss	-	-	-	-	-	(24,205,103)	-	-	-	(24,205,103)

Share-based compensation for employee stock awards	-	-	-	2,359,797	-	-	-	-	-	2,359,797

Exercise of stock options awards	70,045	70	-	226,526	-	-	-	-	-	226,596

Issuance of common stock to non- employee directors	11,250	11	-	(11)	-	-	-	-	-	-

Issuance of new common stock	5,790,000	5,790	-	19,383,694	-	-	-	-	-	19,389,484

Appropriation to statutory reserves	-	-	-	-	87,370	(87,370)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	1,026,145	-	-	1,026,145

Balance as of June 30, 2010	63,608,776	$63,609	$14,101,689	$123,131,461	$7,314,565	$(10,964,358)	$25,817,433	(721,030)	$(4,066,610)	$155,397,789

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the three months ended June 30, 2009 and 2010
(Unaudited)
(In US$)

	Three months ended June 30,
	2009	2010
Cash flow from operating activities
Net loss	$(5,171,027)	$(18,262,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,982,887	4,469,160
Provision for doubtful debts	2,538,670	3,447,312
Provision for obsolete inventories	425,929	5,573,979
Impairment charge	-	5,057,745
Share-based compensation	553,848	414,912
Deferred income taxes	(713,239)	(2,004,232)
Deferred revenue	(58,567)	(58,616)
Exchange (gain) / loss	(345,649)	558,173

Changes in operating assets and liabilities:
Trade accounts receivable	1,735,782	1,545,615
Inventories	(4,545,283)	5,842,860
Prepayments and other receivables	3,140,961	1,954,428
Accounts and bills payable	4,015,291	1,110,779
Accrued expenses and other payables	(399,438)	(1,442,885)

Net cash provided by operating activities	5,160,165	8,206,265

Cash flow from investing activities

Purchases of property, plant and equipment	(1,765,783)	(12,529,550)
Purchases of intangible assets	(49,291)	(12,284)

Net cash used in investing activities	$(1,815,074)	$(12,541,834)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the three months ended June 30, 2009 and 2010 (continued)
(Unaudited)
(In US$)

	Three months ended June 30,
	2009	2010
Cash flow from financing activities
Proceeds from borrowings	$38,456,922	$48,020,212
Repayment of borrowings	(19,801,349)	(67,250,509)
(Increase) / decrease in pledged deposits	(17,656,329)	8,793,960
Net cash provided by / (used in) financing activities	999,244	(10,436,337)
Effect of exchange rate changes on cash and cash equivalents	(79,908)	2,521
Net increase / (decrease) in cash and cash equivalents	4,264,427	(14,769,385)
Cash and cash equivalents at the beginning of period	25,374,498	39,644,408
Cash and cash equivalents at the end of period	$29,638,925	$24,875,023
Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to banks	$10,244,795	$15,947,373
Cash paid during the period for:
Income taxes	$530,793	$621,442
Interest, net of amounts capitalized	$1,417,056	$2,960,974

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the nine months ended June 30, 2009 and 2010
(Unaudited)
(In US$)

	Nine months ended June 30,
	2009	2010
Cash flow from operating activities
Net loss	$(12,631,708)	$(24,205,103)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	11,503,691	13,261,962
Provision for doubtful debts	5,861,135	9,104,861
(Recovery of) / provision for obsolete inventories	(130,790)	5,435,854
Impairment charge	-	5,057,745
Share-based compensation	2,102,323	2,359,797
Deferred income taxes	(1,003,707)	(3,298,717)
Deferred revenue	(175,567)	(175,790)
Exchange loss	409,774	711,684

Changes in operating assets and liabilities:
Trade accounts receivable	6,930,391	(4,378,527)
Inventories	5,749,171	(4,254,359)
Prepayments and other receivables	(5,114,724)	(1,488,373)
Accounts and bills payable	16,871,050	(11,278,196)
Accrued expenses and other payables	2,241,048	2,462,334

Net cash provided by / (used in) operating activities	32,612,087	(10,684,828)

Cash flow from investing activities

Purchases of property, plant and equipment	(33,623,698)	(20,238,084)
Payment of lease prepayments	(1,076,777)	-
Purchases of intangible assets	(127,955)	(13,922)

Net cash used in investing activities	$(34,828,430)	$(20,252,006)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the nine months ended June 30, 2009 and 2010 (continued)
(Unaudited)
(In US$)

	Nine months ended June 30,
	2009	2010
Cash flow from financing activities
Proceeds from borrowings	$173,007,057	$189,852,315
Repayment of borrowings	(151,426,481)	(205,519,128)
(Increase) / decrease in pledged deposits	(25,152,373)	21,882,643
Proceeds from issuance of capital stock, net	-	19,616,080
Net cash (used in) / provided by financing activities	(3,571,797)	25,831,910
Effect of exchange rate changes on cash and cash equivalents	(279,769)	(698,405)
Net decrease in cash and cash equivalents	(6,067,909)	(5,803,329)
Cash and cash equivalents at the beginning of period	35,706,834	30,678,352
Cash and cash equivalents at the end of period	$29,638,925	$24,875,023
Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to banks	$18,971,302	$16,533,342
Cash paid during the period for:
Income taxes	$625,726	$843,781
Interest, net of amounts capitalized	$6,557,660	$6,603,127

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

China BAK Battery, Inc. (“China BAK”) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. China BAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as "Li-ion" or "Li-ion cell") rechargeable batteries for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, uninterruptible power suppliers, Bluetooth devices, electric bicycles, electric buses, hybrid/electric vehicles, and general industrial applications.

The shares of the Company traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, when the Company obtained approval to list its common stock on The NASDAQ Global Market, and trading commenced that same date under the symbol "CBAK".

Basis of Presentation and Organization

As of June 30, 2010, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; and vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008. BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of US$99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International was required to contribute US$20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. An extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately US$20,000,000 capital to BAK Tianjin. The remaining US$79,990,000 was originally required to be fully contributed no later than December 11, 2008 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2009. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 2012. BAK Tianjin is principally engaged in the manufacture of larger lithium ion batteries for use in cordless power tools and various types of vehicles.

Pursuant to Shenzhen BAK’s articles of association and relevant PRC regulations, BAK International was required to contribute about US$5.72 million to Shenzhen BAK as capital (representing 7% of Shenzhen BAK’s registered capital) no later than October 2008. On May 5, 2009, an approval from Shenzhen Bureau of Trade and Industry was obtained to reduce the required registered capital to US$76,877,480, which had been fully paid up, and on June 22, 2009, an updated business license of Shenzhen BAK from the Business Administration Bureau of Shenzhen was obtained. On December 25, 2009, BAK International contributed approximately US$10,122,520 capital to Shenzhen BAK and as of June 30, 2010, the total contribution from BAK International and Shenzhen BAK’s registered capital was US$87,000,000.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of June 30, 2010 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US GAAP.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Recently Issued Accounting Standards

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The adoption of ASC 605 is not expected to have a material effect on the Company’s financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. The ASU amends the guidance on subsequent events in the FASB Accounting Standards Codification to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events, and (3) refine the scope of the disclosure requirements for reissued financial statements. All of the amendments in ASU 2010-09 were effective upon issuance on February 24, 2010, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2009-09 has no material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

2	Pledged Deposits

Pledged deposits as of September 30, 2009 and June 30, 2010 consisted of the following:

	September 30,	June 30,
	2009	2010
Pledged deposits with banks for:
Construction payable	$893,603	$457,133
Short-term bank loans (Note 7)	7,137,307	3,838,470
Bills payable	23,084,199	4,998,750
	$31,115,109	$9,294,353

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2009 and June 30, 2010 consisted of the following:
	September 30,	June 30,
	2009	2010

Trade accounts receivable	$84,133,865	$96,079,947
Less: Allowance for doubtful accounts	(13,081,331)	(21,791,386)
	71,052,534	74,288,561
Bills receivable	12,239,164	5,340,055
	$83,291,698	$79,628,616

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)
3	Trade Accounts Receivable, net (continued)

An analysis of the allowance for doubtful accounts for the nine months ended June 30, 2009 and 2010 is as follows:

	Nine months ended June 30,
	2009	2010

Balance at beginning of period	$5,351,244	$13,081,331
Addition of bad debt expense, net	3,324,909	8,563,300
Foreign exchange adjustment	(10,035)	146,755

Balance at end of period	$8,666,118	$21,791,386

4	Inventories

Inventories as of September 30, 2009 and June 30, 2010 consisted of the following:

	September 30,	June 30,
	2009	2010

Raw materials	$18,476,929	$18,104,970
Work-in-progress	10,488,114	13,638,788
Finished goods	40,217,837	42,197,169
	69,182,880	73,940,927

Provision for obsolete inventories	(3,647,496)	(9,141,663)

	$65,535,384	$64,799,264

Part of the Company’s inventories with carrying value of US$21,973,836 and US$22,119,326 as of September 30, 2009 and June 30, 2010, respectively, was pledged as collateral under certain loan agreements (see Note 7).

5	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2009 and June 30, 2010 consisted of the following:

	September 30,	June 30,
	2009	2010

Prepayments for raw materials and others	$1,437,115	$2,476,520
Other receivables	3,202,149	3,671,770
Less: Allowance for doubtful accounts	(6,840)	(548,401)

	$4,632,424	$5,599,889

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

6	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2009 and June 30, 2010 consisted of the following:
	September 30,	June 30,
	2009	2010
Buildings	$100,280,425	$103,416,193
Machinery and equipment	123,796,485	132,526,452
Office equipment	1,802,825	2,053,491
Motor vehicles	1,168,575	1,189,439
	227,048,310	239,185,575
Accumulated depreciation	(42,709,026)	(55,512,573)
Construction in progress	27,959,855	39,582,029
Prepayment for acquisition of property, plant and equipment	7,385,855	5,848,481
	219,684,994	229,103,512
Impairment charge	-	(5,091,233)

Net book value	$219,684,994	$224,012,279

(i)	Depreciation expense for the nine months ended June 30, 2009 and 2010 is included in the condensed interim consolidated statements of operations and comprehensive loss as follows:

	Nine months ended June 30,
	2009	2010
Cost of revenues	$8,776,477	$9,302,306
Research and development expenses	374,177	485,684
Sales and marketing expenses	346,643	444,561
General and administrative expenses	1,448,192	1,898,721
	$10,945,489	$12,131,272

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the nine months ended June 30, 2009 and 2010, the Company capitalized interest of US$542,884 and US$745,342 to the cost of construction in progress.

(iii) Pledged Property, Plant and Equipment

As of September 30, 2009 and June 30, 2010, machinery and equipment with net book value of US$67,873,955 and US$62,711,167 of the Company were pledged as collateral under certain loan arrangements (see Notes 7 and 8).

(iv) Impairment Charge

In the quarter ended June 30, 2010, during the course of the Company's strategic review of its operation, the Company assessed the recoverability of the carrying value of certain fixed assets which resulted in impairment losses of $5,057,745. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows. The impairment loss is recorded as "Impairment charge" in the statement of operations and comprehensive loss for the quarter ended June 30, 2010.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

7	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. In addition to the pledge of land use rights certificates by Shenzhen BAK as disclosed below, these facilities were secured by the Company’s assets with the following carrying values:
	September 30,	June 30,
	2009	2010
Pledged deposits (Note 2)	$7,137,307	$3,838,470
Inventories (Note 4)	21,973,836	22,119,326
Machinery and equipment, net (Note 6)	33,174,263	28,698,933
	$62,285,406	$54,656,729

As of September 30, 2009 and June 30, 2010, the Company had several short-term bank loans with aggregate outstanding balances of US$139,159,380 and US$138,944,458, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 0.07% to 5.58% per annum, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of June 30, 2010, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$58,984,870 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of June 30, 2010, the aggregate net book value of the buildings and land use rights in relation to the land use rights certificate was US$103,781,336.

8	Long-term Bank Loans

As of September 30, 2009 and June 30, 2010, the Company had long-term bank loans of US$55,667,052 and US$41,289,410, respectively. As of June 30, 2010, US$7,373,109 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 5.94% per annum. This long-term bank loan is repayable on February 28, 2016.

Two other long-term loans totaled an aggregate borrowed amount of US$14,746,218 as of June 30, 2010. These loans were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan of US$5,898,487 currently carries interest at 5.184% per annum and is repayable on January 25, 2012. The second loan of US$8,847,731 currently carries annual interest of 5.184% and is repayable in two installments of US$7,373,109 on January 25, 2011 and US$1,474,622 on January 25, 2012, respectively.

Another loan of US$19,170,083 as of June 30, 2010 was borrowed under a four-year long-term loan credit facility from Tianjin Branch, Agricultural Bank of China and carries interest at the benchmark rate of the PBOC for three-year to five-year long-term loans, which is currently 5.76% per annum. This loan is repayable in three installments of US$4,423,865 on December 26, 2010, US$7,373,109 on December 26, 2011, and US$7,373,109 on May 26, 2012.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) to be secured by the property ownership and land use rights certificate relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

8	Long-term Bank Loans (continued)

The long-term bank loan with Shenzhen Eastern Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$34,012,234 as of June 30, 2010 (see Note 6); and (iii) secured by the property ownership certificate and land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used in the campus subsequent to such construction.

The long-term bank loan with Tianjin Branch, Agricultural Bank of China is secured by machinery and equipment with carrying values of $6,279,896 as of June 30, 2010 purchased for the automated high-power lithium battery cells production line in Tianjin. As of June 30, 2010, construction of the automated high-power lithium battery cells production line was in progress.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of June 30, 2010 are as follows:

Fiscal years ending on June 30,
2011	$11,796,974
2012	22,119,327
2016	7,373,109

$41,289,410

9	Share-based Compensation

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
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

A summary of share option plan activity for these options during the nine months ended June 30, 2010 is presented below:

		Weighted	Weighted
		average	average
	Number of	exercise price per	remaining contractual	Aggregate intrinsic
	shares	share	term	value (1)

Outstanding as of October 1, 2009	200,000	$6.25
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2010	200,000	$6.25	0.7 years	$-
Exercisable as of June 30, 2010	200,000	$6.25	0.7 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2010 (US$1.74) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. No non-cash share-based compensation expense was recognized in respect of these share options for the nine months ended June 30, 2009 and 2010.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions:

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of June 30, 2010, there were no unrecognized compensation costs related to non-vested share options.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

9	Share-based Compensation (continued)

A summary of share option plan activity for these options during the nine months ended June 30, 2010 is presented below:

			Weighted
		Weighted average	average remaining	Aggregate
	Number of Shares	exercise price per share	contractual term	intrinsic value (1)

Outstanding as of October 1, 2009	1,070,500	$3.29
Exercised	65,000	3.27
Forfeited	80,000	-
Cancelled	-	-
Outstanding as of June 30, 2010	925,500	$3.29	3.0 years	$-
Exercisable as of June 30, 2010	665,500	$3.18	2.4 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2010 (US$1.74) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$579,864 and US$172,115 for the nine months ended June 30, 2009 and 2010 respectively, in respect of share options granted on June 25, 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of June 30, 2010, there were unrecognized compensation costs of US$98,708 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.7 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

9	Share-based Compensation (continued)

A summary of share option plan activity for these options during the nine months ended June 30, 2010 is presented below:

			Weighted
		Weighted average	average remaining	Aggregate
	Number of Shares	exercise price per share	contractual term	intrinsic value (1)

Outstanding as of October 1, 2009	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2010	360,000	$4.30	2.4 years	$-
Exercisable as of June 30, 2010	240,000	$4.30	2.4 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2010 (US$1.74) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$360,465 and US$138,451 for the nine months ended June 30, 2009 and 2010, respectively, in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of June 30, 2010, there were unrecognized compensation costs of US$37,053 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.3 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

9	Share-based Compensation (continued)

A summary of share option plan activity for these options during the nine months ended June 30, 2010 is presented below:

		Weighted	Weighted
		average	average
	Number of	exercise price	remaining contractual	Aggregate intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2009	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2010	1,250,000	$4.18	2.8 years	$-
Exercisable as of June 30, 2010	672,500	$4.18	2.8 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2010 (US$1.74) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$1,124,098 and US$479,598 for the nine months ended June 30, 2009 and 2010 respectively, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of June 30, 2010, there were unrecognized compensation costs of US$266,973 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.6 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

9	Share-based Compensation (continued)

A summary of share option plan activity for these options during the nine months ended June 30, 2010 is presented below:

		Weighted	Weighted average
		average	remaining	Aggregate
	Number of Shares	exercise price per share	contractual term	intrinsic value (1)

Outstanding as of October 1, 2009	1,928,200	$2.81
Exercised	5,045	2.81
Forfeited	216,000	2.81
Cancelled	-	-
Outstanding as of June 30, 2010	1,707,155	$2.81	5.9 years	$-
Exercisable as of June 30, 2010	176,325	$2.81	5.9 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2010 (US$1.74) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was US$2.46 per share. The Company recorded non-cash share-based compensation expense of US$1,003,633 for the nine months ended June 30, 2010 in respect of share options granted on June 22, 2009, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of June 30, 2010, there were unrecognized compensation costs of US$1,911,136 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.0 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

9	Share-based Compensation (continued)

A summary of share option plan activity for these options during the nine months ended June 30, 2010 is presented below:

		Weighted	Weighted average
		average	remaining	Aggregate
	Number of Shares	exercise price per share	contractual term	intrinsic value (1)

Outstanding as of October 1, 2009	75,000	$3.24
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2010	75,000	$3.24	5.9 years	$-
Exercisable as of June 30, 2010	7,500	$3.24	5.9 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2010 (US$1.74) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was US$2.86 per share. The Company recorded non-cash share-based compensation expense of US$67,320 for the nine months ended June 30, 2010 in respect of share options granted on June 26, 2009, which was allocated to research and development expenses.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of June 30, 2010, there were unrecognized compensation costs of US$107,880 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.0 years.

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

A summary of share option plan activity for these options during the nine months ended June 30, 2010 is presented below:

Weighted
		Weighted average	average remaining	Aggregate
	Number of Shares	exercise price per share	contractual term	intrinsic value (1)

Outstanding as of October 1, 2009	-	$-
Granted on March 11, 2010	50,000	2.58
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2010	50,000	$2.58	3.7 years	$-
Exercisable as of June 30, 2010	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2010 (US$1.74) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

The weighted average grant-date fair value of options granted on March 11, 2010 was US$1.51 per share. The Company recorded non-cash share-based compensation expense of US$17,202 for the nine months ended June 30, 2010 in respect of share options granted on March 11, 2010, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on March 11, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	76.32%
Expected dividends	Nil
Expected life	4 years
Risk-free interest rate	3.72%

As of June 30, 2010, there were unrecognized compensation costs of US$58,250 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.7 years.

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

A summary of share option plan activity for these options during the nine months ended June 30, 2010 is presented below:

		Weighted	Weighted average
		average	remaining	Aggregate
	Number of Shares	exercise price per share	contractual term	intrinsic value (1)

Outstanding as of October 1, 2009	-	$-
Granted on April 8, 2010	100,000	2.43
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2010	100,000	$2.43	7.5 years	$-
Exercisable as of June 30, 2010	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2010 (US$1.74) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on April 8, 2010 was US$1.41 per share. The Company recorded non-cash share-based compensation expense of US$23,273 for the nine months ended June 30, 2010 in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of June 30, 2010, there were unrecognized compensation costs of US$117,887 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 3.3 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

9	Share-based Compensation (continued)

The Company recorded non-cash share-based compensation expense of US$37,896 for the nine months ended June 30, 2009 in respect of the restricted shares granted on August 6, 2008, which was allocated to general and administrative expenses. No non-cash share-based compensation expense was recognized for the nine months ended June 30, 2010.

As of June 30, 2010, there were no unrecognized stock-based compensation costs associated with these restricted shares granted to non-employee directors. All of the restricted shares were issued as fully paid shares of common stock to the Company’s three independent directors on August 6, 2008, October 20, 2008, March 2, 2009 and April 2, 2009, respectively.

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

The Company recorded non-cash share-based compensation expense of US$444,132 for the nine months ended June 30, 2010 in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of June 30, 2010, there were unrecognized stock-based compensation costs of US$696,668 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 2.0 years.

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

The Company recorded non-cash share-based compensation expense of US$14,073 for the nine months ended June 30, 2010 in respect of the restricted shares granted on June 26, 2009, which was allocated to general and administrative expenses.

As of June 30, 2010, there were no unrecognized stock-based compensation costs associated with these restricted shares granted to non-employee directors. The first, second, third and fourth 25% of the restricted shares were already issued as fully paid shares of common stock to the Company’s three independent directors on July 24, 2009, November 16, 2009, February 25, 2010 and April 1, 2010, respectively.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the Stock Option Plan for the nine months ended June 30, 2009 and 2010.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

10	Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the nine months ended June 30, 2010 attributable to equity shareholders of $24,205,103 (Nine months ended June 30, 2009: $12,631,708) and the weighted average number of shares of common stock of 62,285,862 issued and outstanding during the nine months ended June 30, 2010 (Nine months ended June 30, 2009: 56,961,797).

The effects of 3,000,000 shares of stock options, 3,750 shares of restricted stock and 4,102,564 warrants outstanding during the nine months ended or as of June 30, 2009 were all anti-dilutive and the effects of 4,667,155 shares of stock options, 500,000 shares of restricted stock and 1,447,500 warrants outstanding during the nine months ended or as of June 30, 2010 were all anti-dilutive. As such, basic and diluted net loss per share for the nine months ended June 30, 2009 and 2010 are the same.

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

12	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2009 and June 30, 2010, the Company had the following contracted capital commitments:

	September 30,	June 30,
	2009	2010
For construction of buildings	$5,950,310	$1,662,521
For purchases of equipment	3,590,812	2,988,775
	$9,541,122	$4,651,296

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

The Company did not obtain the land use right certificate and approvals for project-planning and construction relating to the premises occupied by the Company, BAK Industrial Park, before construction of the buildings was commenced. On July 3, 2009, the Company had obtained the approval for project-planning and construction from the local government of Shenzhen. As of June 30, 2010, the Company has obtained the aforementioned land use rights certificate and government approvals and was in the process of negotiating with the relevant government for the application and acquisition of the appropriate property ownership certificate.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)
12	Commitments and Contingencies (continued)

(ii)	Property ownership and land use rights certificates (continued)

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of June 30, 2010, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid. However, management believes that this possibility, while present, is remote.

Pursuant to the land use rights certificate that the Company obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, the Company must complete at least 25% of the construction of the Research and Development Test Centre by September 30, 2008. On November 11, 2008 and May 27, 2009, the Company has signed two supplement agreements with Shenzhen government to increase the dimensions of the Research and Development Test Centre. According to the supplement agreements, the Company is required to complete the construction by May 6, 2011. According to the property ownership and land use rights certificate, such rights may not be pledged without the approval of the relevant government office. The Company is required to pledge its property ownership and land use rights certificate in relation to the Research and Development Test Centre to China Development Bank according to the loan agreement entered into with it. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

12	Commitments and Contingencies (continued)

(iii)	Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30,	June 30,
	2009	2010

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,197,384	$2,211,933
Guaranteed for Hunan Reshine New Material Ltd. - a non-related party	5,859,690	5,898,487
Guaranteed for Nanjing Special Metal Equipment Co. Ltd. - a non-related party	7,324,612	11,796,974
Guaranteed for Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd. - a non-related party	4,394,767	4,423,865
Guaranteed for Shanghai Global Children Products Co. Ltd.– a non-related party	-	737,311
Guaranteed for Beijing Triolion Technology Co. Ltd. – a non-related party	-	589,849
Guaranteed for Shenzhen B&G Technology Development Co. Ltd. - a non-related party	8,789,535	8,847,731
	$28,565,988	$34,506,150

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it immaterial to the condensed interim consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of June 30, 2010.

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

The Company's outstanding discounted and transferred bills as of September 30, 2009 and June 30, 2010 are summarized as follows:
	September 30,	June 30,
	2009	2010

Commercial bills	$439,477	$-
Bank acceptance bills	13,469,235	18,055,548
	$13,908,712	$18,055,548

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
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

On May 14, 2010, the US District Court for the Northern District of Texas issued an order dismissing the Company without prejudice from a federal patent infringement suit against A123Systems that had been filed in 2006.

13	Significant Concentrations

(a)	Customers and Credit Concentrations

No customer individually comprised 10% or more of net revenue for the nine months ended June 30, 2009 and 2010.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2009 and June 30, 2010, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

14	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. During the nine months ended June 30, 2010, the Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, polymer cell and high-power lithium battery cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the nine months ended June 30, 2009 and 2010 were as follows:

Net revenues by product:
	Nine months ended June 30,
	2009		2010
		%		%

Aluminum-case cell	$83,105,224	54.11	$82,981,567	52.12
Battery pack	15,833,139	10.31	33,582,225	21.09
Steel-case cell	4,909,017	3.20	-	-
Cylindrical cells	40,296,656	26.24	34,271,145	21.53
Lithium polymer cells	9,338,649	6.08	7,160,445	4.50
High-power lithium battery cells	110,321	0.06	1,213,131	0.76

	$153,593,006	100.00	$159,208,513	100.00

Net revenues by geographic area:

	Nine months ended June 30,
	2009		2010
		%		%

PRC Mainland	$96,845,692	63.05	$111,314,061	69.92
PRC Taiwan	33,705,347	21.94	26,243,343	16.48
India	8,349,801	5.44	4,366,267	2.74
United States of America	405,422	0.26	531,686	0.33
Hong Kong, China	12,057,175	7.85	15,280,278	9.60
Others	2,229,569	1.46	1,472,878	0.93

	$153,593,006	100.00	$159,208,513	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the nine months ended June 30, 2009 and 2010
(Unaudited)

15       Subsequent Events

Pursuant to the Plan and in accordance with the China BAK Battery, Inc. Compensation Plan for Non-Employee Directors, the Company granted 5,000 restricted shares to each of the existing elected independent directors with a fair value of US$1.68 per share on July 1, 2010. The eligible directors shall vest in their rights under the restricted shares according to the following schedule:

(i) 25% of the restricted shares granted will immediately vest on the grant date; and

(ii) The remaining 75% of the restricted shares will vest in three equal quarterly installments on the last day of each subsequent quarter or in three equal quarterly installments on the last day of each calendar quarter beginning on the last day of the first full calendar quarter after the grant date.

On July 23, 2010, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase 80,000 shares of the Company’s common stock to certain key management with an exercise price of US$1.58 per share. In accordance with the vesting provisions of the grants, the options will become vested and exercisable in eight equal installments beginning on each quarter after September 30, 2010.

The Company evaluated all other events or transactions that occurred after June 30, 2010 and has determined that there is no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

Use of Terms

Except as otherwise indicated by the context, all references in this Report to: “we,” “us,” “our” and the “Company” are to the combined business of China BAK Battery, Inc. and its consolidated subsidiaries. Unless the context requires otherwise, all references to:

•	“BAK International” are to our Hong Kong subsidiary, BAK International Limited;

•	“BAK Tianjin” are to our PRC subsidiary, BAK International (Tianjin) Ltd.;

•	“Shenzhen BAK” refers to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.;

•	“BAK Electronics” are to our PRC subsidiary, BAK Electronics (Shenzhen) Co., Ltd.;

•	“BAK Canada” are to our Canadian subsidiary, BAK Battery Canada Ltd.;

•	“BAK Europe” are to our German subsidiary, BAK Europe GmbH;

•	“BAK India” are to our Indian subsidiary, BAK Telecom India Private Limited;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“China,” “Chinese” and “PRC” are to the People’s Republic of China, excluding for the purposes of this Report only, Taiwan, Hong Kong and Macau;

•	“RMB” are to Renminbi, the legal currency of China; and

•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States of America.

Overview

We are a leading global manufacturer of lithium based battery cells. We produce battery cells that are the principal component of rechargeable batteries commonly used to power the following applications:

•	cellular phones—customer segments include OEM customers and replacement battery manufacturers;

•	notebook computers;

•	light electric vehicles, electric vehicles, and hybrid electric vehicles, cordless power tools, mining lamps, uninterruptible power supplies and;

•	portable consumer electronics, such as digital cameras, portable media players, portable gaming devices, and personal digital assistants, or PDAs.

Historically, we have primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and the OEM market. We conduct all of our operations in China, in close proximity to China’s electronics manufacturing base and its rapidly growing market, and have distribution offices in Taiwan, India, Germany, and the United States where our sales representatives market and sell our products and also provide after-sale service. Our products are packed into batteries by third-party battery pack manufacturers in accordance with the specifications of manufacturers of portable electronic applications. At the request of our customers that order prismatic battery packs, we also assemble our prismatic cells into battery packs to these customers both for the replacement and OEM markets.

Third Fiscal Quarter Financial Performance Highlights

Despite continued global economic weakness, we experienced robust revenue growth. During the third quarter of fiscal year 2010, we generated $58.6 million in net revenues, an increase of 16.1% from $50.4 million in the second quarter 2010, and up 31.0% from $44.7 million in the third quarter of 2009.

The following achievements were accomplished in the third quarter of fiscal year 2010:

•	Revenues from high power batteries sequentially doubled in the third quarter of fiscal year 2010 due in large part to surging orders of batteries used for electric buses, and electric vehicles;

•	The Company’s turn-around plan was adopted in the third quarter of fiscal year 2010, resulting in a:

o	reduction of net trade accounts receivable (by writing off uncollectable or doubtable accounts), and
o	write off of obsolete inventories;

•
We de-leveraged our balance sheet, repaying approximately $10 million of our short-term bank loans; We also gained better control of our capital expenditures, and have set a goal of saving 20% in capital expenditures as compared with our original budget;

•
On May 14, 2010, the United States District Court for the Northern District of Texas issued an order dismissing the Company without prejudice from a federal patent infringement suit relating to production of rechargeable lithium battery cells for A123 Systems, Inc. (“A123Systems”). The plaintiffs are the Board of Regents of the University of Texas System and Hydro-Québec, a Canadian company. As a result of the court’s May 14, 2010 decision, the Company will not be liable for any monetary damages. We also will not be required to pay royalties to engage in future production of rechargeable lithium cells manufactured for A123Systems, subject to the United States patent laws;

•
In its ongoing efforts to become a major battery supplier to top tier automotive manufacturers, BAK Tianjin successfully completed ISO/TS16949 certification in May 2010. ISO/TS169494 is a specification for quality management systems geared towards manufacturers in the supply chain for the automotive industry. China BAK believes that adherence to the principles of the ISO/TS16949 specifications will pay off in higher quality, lower variation and less waste, which will enable us to supply batteries to additional automotive customers.

Gross profit for the third quarter of fiscal year 2010 was negative $1.2 million, down 113% from $9.0 million last quarter and down 123.9% from $5.0 million in the same quarter of last year. During the third quarter of fiscal year 2010, we adopted a temporary competitive pricing strategy for cylindrical battery cells to gain more market share in the OEM market and sales of slow-moving inventory at discount to increase operating cash flow in the third quarter of fiscal year 2010. Furthermore, the Company recorded a provision for obsolete inventory of $5.6 million. As a result, gross margin for the third quarter of fiscal year 2010 was negative 2.1%, compared to 17.9% last quarter and 11.3% in the same quarter of last year. Excluding the impact of our $5.6 million inventory write-down, non-GAAP gross margin for the third quarter of fiscal year 2010 was 2.9%, compared to 12.3% non-GAAP gross margin in the same quarter of fiscal year 2009. Please see the table set forth below which reconciles the non-GAAP financial measures of gross margin and operating loss from operations to their respective most directly comparable GAAP financial measures of gross margin and loss from operations before finance costs, government grant and other income, and income taxes.

Our net loss in the third quarter of fiscal year 2010 was primarily a result of non-cash assets write-downs amounting to $14.5 million of income statement expenses, including the charge of $5.6 million for obsolete inventory noted above. Operating cash flow in the third quarter of fiscal year 2010 was $8.2 million.

We had access to $217.1 million in short-term credit facilities and $56.0 million in long-term credit facilities as of June 30, 2010. As of June 30, 2010, the principal outstanding amounts included short-term bank loans of $138.9 million, long-term bank loans of $11.8 million maturing within one year, and long-term bank loans of $29.5 million maturing in over one year, and bills payable of $36.6 million, leaving $66.2 million of short-term funds available for additional cash needs. In addition, on July 10, 2008, our $60 million shelf registration statement was declared effective by the SEC, pursuant to which we have raised $36.6 million in gross proceeds from sales of common stock and issued common stock warrants exercisable for up to $21.6 million in additional gross proceeds. As $16 million of these warrants were not exercised before their expiration, we may raise up to an additional $17.8 million in gross proceeds from future equity financings under this shelf registration statement.

Financial Statement Presentation

Net revenues. Our net revenues represent the invoice value of our products sold, net of value added taxes, or VAT, sales returns, trade discounts and allowances. We are subject to VAT, which is levied on most of our products at the rate of 17% on the invoice value of our products. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns represents our best estimate of the amount of goods that will be returned from our customers based on historical sales returns data.

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

Property, Plant and Equipment Impairment Charges. Impairment charges consist primarily of impairment losses for long-lived assets. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair value as determined by their estimated future discounted cash flows.

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

Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $9,000 pursuant to their tax holiday and preferential tax rate for the nine months ended June 30, 2010, or $0.0002 per basic share.

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

Our effective tax benefit rate was 8.0% for the nine months ended June 30, 2010 and our effective tax benefit rate was 2.9% for the nine months ended June 30, 2009.

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

Results of Operations

Comparison of Three Months Ended June 30, 2010 and June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated. All amounts, other than percentages, are in thousands of U.S. dollars.

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
Net revenues	$58,557	$44,689	$13,869	31.0
Cost of revenues	59,764	39,641	20,124	50.8
Gross profit / (loss)	(1,207)	5,048	(6,255)	(123.9)
Operating expenses:
Research and development expenses	2,130	1,472	658	44.7
Sales and marketing expenses	2,587	1,581	1,006	63.7
General and administrative expenses	7,429	5,551	1,878	33.8
Property, plant and equipment impairment charges	5,057	-	5,057	-
Total operating expenses	17,203	8,604	8,599	99.9
Operating loss	(18,410)	(3,556)	(14,854)	417.7
Finance costs, net	(2,022)	(1,897)	(125)	6.6
Government grant income	59	222	(163)	(73.6)
Other income / (expense)	107	(353)	460	(130.4)
Income tax benefit	2,004	413	1,590	385.1
Net loss	$(18,262)	$(5,171)	$(13,092)	253.2

Net Revenues. Net revenues increased to $58.6 million for the three months ended June 30, 2010 as compared to $44.7 million for the same period of the prior year, an increase of $13.9 million or 31.0%. The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Prismatic cells
Aluminum-case cells	$30,538	$22,506
Battery packs	12,277	5,714
Steel-case cells	-	350
Cylindrical cells	12,771	12,690
Lithium polymer cells	2,274	3,348
High-power lithium battery cells	697	80
Total	$58,557	$44,688

•
Net revenues from sales of aluminum-case cells increased to $30.5 million in the three months ended June 30, 2010, from $22.5 million in the same period in fiscal year 2009, an increase of $8.0 million or 35.7%, resulting from sales volume of 31.4% driven by increase sales to the OEM market in the PRC and an increase of 3.2% in our average selling price.

•
Net revenues from sales of battery packs increased to $12.3 million in the three months ended June 30, 2010, from $5.7 million in the same period in fiscal year 2009, an increase of $6.6 million or 114.9%. This resulted from an increase in sales volume of 159.9% due to increased export sales and domestic market sales in the PRC, offset by a 14.0% decrease in average selling price.

•
Net revenues from sales of cylindrical cells slightly increased to $12.8 million in the three months ended June 30, 2010, from $12.7 million in the same period in fiscal year 2009, an increase of $81,000 or 0.6%. This result was the net effect of an 11.3% increase in sales volume driven primarily by increased sales to laptop manufacturers, offset by a decrease in our average selling prices of 2.7% due to our competitive pricing strategy for the cylindrical battery cells to increase our market share in the OEM market.

•
We sold $350,000 in steel-case cells for the three months ended June 30, 2009 as compared to no sales for the three months ended June 30, 2010. This change was attributable primarily to our long-term strategic reduction and suspension of steel-case cell production in January 2009 which was designed to increase our production capacity of aluminum-case cells for sale to the OEM market and to take advantage of the greater sales prospects and lower costs of aluminum-case cells.

•
We sold $2.3 million in lithium polymer cells in the three months ended June 30, 2010, compared to $3.3 million in lithium polymer cells in the same period in fiscal year 2009, a decrease of $1.1 million or 32.l%, resulting from a 75.6% decrease in sales volume and a 0.8% decrease in average selling price as result of fierce competition.

•
We also sold approximately $697,000 in high-power lithium battery cells in the three months ended June 30, 2010, as compared to $80,000 in high-power lithium-phosphate cells in the same period of fiscal year 2009, due to our sale of sample products used in electric buses, electric vehicles, electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues increased to $59.8 million for the three months ended June 30, 2010, as compared to $39.6 million for the same period in fiscal year 2009, an increase of $20.2 million or 50.8%. The increase in cost of revenues correlates to an increase in sales volume over the three months ended June 30, 2010, and a write-down of obsolete inventory of $5.6 million.

As a result, gross loss for the three months ended June 30, 2010 was $1.2 million, or negative 2.1% of net revenues, as compared to gross profit of $5.0 million, or 11.3% of net revenues, for the same period in fiscal year 2009. In addition to our write-down of obsolete inventory of $5.6 million, the decrease in gross profit as a percentage of net revenues was primarily due to a decrease in the average selling price of cylindrical battery cells, resulting from the temporary competitive-pricing strategy implemented in order to maintain and increase our market share in the OEM market and sales of slow-moving inventories at discount.

Research and Development Costs. Research and development costs increased to $2.1 million for the three months ended June 30, 2010, as compared to $1.5 million for the same period in fiscal year 2009, an increase of $657,000 or 44.7%. Salaries and benefits related to R&D staff increased by $501,000 primarily due to increased basic salaries and benefits in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. The cost of research materials also increased by $239,000 due to additional research projects in the high-power lithium battery cells in Tianjin.

Sales and Marketing Expenses. Sales and marketing expenses increased to $2.6 million for the three months ended June 30, 2010, as compared to $1.6 million for the same period in fiscal year 2009, an increase of $1.0 million, or 63.7%, primarily due to increased packing expenses of $104,000 and advertising expenses of $105,000 related to more intensive sales effort during the three months ended June 30, 2010. Salaries and welfare increased $498,000 primarily due to increased basic salaries and benefits in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. As a percentage of revenues, sales and marketing expenses have increased to 4.4% for the three months ended June 30, 2010 from 3.5% for the same period in 2009, due to the significant increase in revenues from sales.

General and Administrative Expenses. General and administrative expenses increased to $7.4 million, or 12.7% of revenues, for the three months ended June 30, 2010, as compared to $5.5 million, or 12.7% of revenues, for the same period in fiscal year 2009, an increase of $1.9 million, or 33.8%. Bad debt expenses increased, during the three months ended June 30, 2010, by $2.5 million due to the additional expense resulting from our assessment of the collectability of accounts receivables from customers. Salaries and welfare increased $1.0 million primarily due to increased basic salaries and benefits in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. We also recognized the exchange loss of $563,000 for the three months ended June 30, 2010, compared with exchange gain of $345,000 for the three months ended June 30, 2009.

Property, Plant and Equipment Impairment Charges. A property, plant and equipment impairment charge of $5.1 million was recognized for the three months ended June 30, 2010. During the course of our strategic review of our operations during the third quarter of fiscal year 2010, we assessed the recoverability of the carrying value of certain property, plant and equipment as inflated by $5.1 million, which we wrote down in accordance with US GAAP.

Operating Loss. As a result of the above, operating loss totaled $18.4 million for the three months ended June 30, 2010, as compared to $3.6 million for the same period of the prior year. Excluding the impact of non-cash expenses, including provisions for doubtful debts, obsolete inventories and impairment charges related to strategic review of business operations, adjusted operating loss totaled $3.9 million for the fiscal quarter ended June 30, 2010, as compared to adjusted operating loss of $37,000 during the fiscal quarter ended June 30, 2009.

Finance Costs, Net. Finance costs, net, increased to $2.0 million for the three months ended June 30, 2010, as compared to $1.9 million for the same period of the prior fiscal year, a slight increase of $125,000 or 6.6%. This increase mainly was due to an increase in discounts charged for bills receivable recognized during the three months ended June 30, 2010.

Government Grant Income / Other Income / (Other Expenses). We had deferred revenue from government grant income of $59,000 and other income of $107,000 for the three-month period ended June 30, 2010, as compared to government grant income of $222,000 and other expenses of $353,000 for the same period of the prior fiscal year. The government grant income for the three months ended June 30, 2010 and June 30, 2009 mainly consisted of subsidies to pay for the land use rights to our corporate campus at BAK Industrial Park. No present or future obligation will arise from the receipt of such income.

Income Tax Benefits. Income tax benefits were $2.0 million for the three months ended June 30, 2010, as compared to income tax benefits of $413,000 for the same period of 2009. The change was the result of an increased loss for the quarter ended June 30, 2010.

Net Loss. As a result of the foregoing, we had a net loss of $18.3 million for the three months ended June 30, 2010 compared to $5.2 million for the same period of 2009.

Comparison of Nine Months Ended June 30, 2010 and June 30, 2009

The following table sets forth key components of our results of operations for the periods indicated. All amounts, other than percentages, are in thousands of U.S. dollars.

	Nine Months Ended June 30,
	2010	2009	$ Change	% Change
Net revenues	$159,209	$153,593	$5,616	3.7
Cost of revenues	141,853	134,930	6,923	5.1
Gross profit	17,355	18,663	(1,307)	(7.0)
Operating expenses:
Research and development expenses	5,523	4,014	1,509	37.6
Sales and marketing expenses	6,321	4,334	1,986	45.8
General and administrative expenses	20,885	16,427	4,458	27.1
Property, plant and equipment impairment charge	5,058	-	5,058	-
Total operating expenses	37,786	24,775	13,011	52.5
Operating loss	(20,431)	(6,113)	(14,318)	234.2
Finance costs, net	(6,366)	(7,101)	735	(10.3)
Government grant income	493	393	100	25.5
Other income / (expenses)	(32)	(189)	158	(83.6)
Income tax benefit / (expense)	2,130	378	1,752	463.4
Net loss	$(24,205)	$(12,632)	$(11,573)	91.6

Net Revenues. Net revenues increased to $159.2 million for the nine months ended June 30, 2010 as compared to $153.6 million for the same period of the prior year, an increase of $5.6 million or 3.7%. The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Nine Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Prismatic cells
Aluminum-case cells	$82,982	$83,105	(123)	(0.2)
Battery packs	33,582	15,833	17,749	112.10
Steel-case cells	-	4,909	(4,909)	-
Cylindrical cells	34,271	40,297	(6,026)	(15.0)
Lithium polymer cells	7,160	9,339	(2,179)	(23.3)
High-power lithium battery cells	1,213	110	1,103	1002.7
Total	$159,208	$153,593	5,615	3.7

•
Net revenues from sales of aluminum-case cells slightly decreased to $83.0 million in the nine months ended June 30, 2010, from $83.1 million in the same period in fiscal year 2009, a decrease of $123,000 or 0.2%. This resulted from an increase in sales volume of 7.6% driven by increased sales to the OEM market in the PRC, offset by a 6.7% decrease in average selling price as we sold slow-moving inventories at discount to improve our operating cash flow.

•
Net revenues from sales of battery packs increased to $33.6 million in the nine months ended June 30, 2010, from $15.8 million in the same period in fiscal year 2009, an increase of $17.7 million or 112.1%. This resulted from an increase in sales volume of 148.3% from increased export and domestic market (PRC) sales, offset by a 13.5% decrease in average selling price.

•
Net revenues from sales of cylindrical cells decreased to $34.3 million in the nine months ended June 30, 2010, from $40.3 million in the same period in fiscal year 2009, a decrease of $6.0 million or 15.0%, due to a decrease in our average selling prices of 14.7% due to implementing a temporary pricing competition strategy to maintain and increase our market share in the OEM market, offset by a 2.4% increase in sales volume.

•
We sold $4.9 million in steel-case cells for the nine months ended June 30, 2009 as compared to no sales for the nine months ended June 30, 2010. This change was primarily attributable to our long- term strategic reduction and suspension of steel-case cell production in January 2009 to focus on the sale of aluminum-case cells for sale to the OEM market and to take advantage of the greater sales prospects and lower costs of aluminum-case cells.

•
We sold $7.2 million in lithium polymer cells in the nine months ended June 30, 2010, compared to $9.3 million in lithium polymer cells in the same period in fiscal year 2009, a decrease of $2.2 million or 23.3%, resulting from a decrease of 40.0% in sales volume, offset by a 0.5% increased average selling price as we began to sell the high capacity lithium polymer cells with higher prices.

•
We also sold approximately $1.2 million in high-power lithium battery cells in the nine months ended June 30, 2010, as compared to $110,000 in high-power lithium-phosphate cells in the same period of fiscal year 2009, due to sale of sample products used in electric buses, electric vehicles, electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues increased to $141.9 million for the nine months ended June 30, 2010, as compared to $135.0 million for the same period in fiscal year 2009, an increase of $6.9 million or 5.1%. The increase in cost of revenues correlates to an increase in sales volume over the nine months ended June 30, 2010, and a significant write down of obsolete inventory.

As a result, gross profit for the nine months ended June 30, 2010 was $17.4 million, or 10.9% of net revenues, as compared to gross profit of $18.7 million, or 12.2% of net revenues, for the same period in fiscal year 2009. Our decrease in gross profit as a percentage of net revenues was primarily due to the decrease in average selling price of prismatic battery cells and cylindrical battery cells resulting in lower gross margin during the nine months ended June 30, 2010, because we adopted a temporary competitive pricing strategy for cylindrical battery cells to increase their market share in the OEM market and sold slow-moving inventories at discount to improve our operating cash flow.

Research and Development Costs. Research and development costs increased to $5.5 million for the nine months ended June 30, 2010, as compared to $4.0 million for the same period in fiscal year 2009, an increase of $1.5 million or 37.6%. Salaries and welfare related to R&D staffs increased $1.1 million primarily due to increased basic salaries and benefits in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. The cost of research materials also increased by $265,000, due to increased research projects required to support the development of high-power lithium battery cells.

Sales and Marketing Expenses. Sales and marketing expenses increased to $6.3 million for the nine months ended June 30, 2010, as compared to $4.3 million for the same period in fiscal year 2009, an increase of $2.0 million, or 45.8%, primarily due to increased packing expenses of $138,000 and advertising expenses of $103,000, resulting from more intensive sales effort during the nine months ended June 30, 2010. Salaries and welfare increased $818,000 primarily due to increased basic salaries and benefits in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. Equity-based compensation included in sales and marketing expenses increased by 169,000 due to compensation charges applied to the grant of stock options to employees in our sales department. As a percentage of revenues, sales and marketing expenses have increased to 3.9% for the nine months ended June 30, 2010 from 2.8% for the same period in 2009, primarily due to the significant increase in revenues supported by marketing and sales.

General and Administrative Expenses. General and administrative expenses increased to $20.9 million, or 13.1% of revenues, for the nine months ended June 30, 2010, as compared to $16.4 million, or 10.7% of revenues, for the same period in fiscal year 2009, an increase of $4.5 million, or 27.1%. Bad debt expenses increased by $3.2 million due to the provision charged following an assessment of account collectability in the third quarter of 2010. Salaries and welfare increased $1.3 million primarily due to increased basic salaries and benefits under guidance from the relevant local governments during the nine months ended June 30, 2010.We also recognized an exchange loss of $829,000 for the nine months ended June 30, 2010, compared with exchange loss of 410,000 for the nine months ended June 30, 2009.

Property, Plant and Equipment Impairment Charges. Property, plant and equipment impairment charges totaled $5.1 million for the nine months ended June 30, 2010. During the course of our strategic review of our operations in the quarter ended June 30, 2010, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $5.1 million. There was no similar charge during the nine months ended June 30, 2009.

Operating Loss. As a result of the above, operating loss totaled $20.4 million for the nine months ended June 30, 2010, as compared to $6.1 million for the same period of the prior year, an increase of $14.3 million, or 234.2%.

Finance Costs, Net. Finance costs, net, decreased to $6.4 million for the nine months ended June 30, 2010, as compared to $7.1 million for the same period of the prior fiscal year, a decrease of $734,000 or 10.3%. We have $138.9 million in short-term bank loans maturing in less than one year, $11.8 million in long-term bank loans maturing within one year, and $29.5 million in other long-term bank loans maturing in more than one year, outstanding as of June 30, 2010, as compared to $135.8 million in short-term bank loans maturing in less than one year, $16.1 million in long-term bank loans maturing within one year, and $39.5 million in other long-term bank loans maturing in more than one year, outstanding as of June 30, 2009. The decrease in net finance costs is mainly attributable to a decrease in debt outstanding and a decrease in the average bank loan interest rates on both our short-term and long-term bank loans.

Government Grant Income / Other Income / (Other Expenses). We had deferred revenue from government grant income of $493,000 and other expenses of $32,000 for the nine months ended June 30, 2010, as compared to government grant income of $393,000 and other expense of $189,000 for the same period of the prior fiscal year. The government grant income for the nine months ended June 30, 2010 mainly consisted of subsidies to pay for the land use rights to our corporate campus at BAK Industrial Park and government grant funds to subsidize a new high-technology project in the calendar year 2009. Government grant income for the nine months ended June 30, 2009 mainly consisted of government grant funds which subsidized our interest expenses in prior years for research and development activities and to refund the value-added tax paid by Shenzhen BAK in prior years in light of Shenzhen BAK’s qualification as a new and high-technology enterprise.

Income Tax Benefit. Income tax benefits were $2.1 million for the nine months ended June 30, 2010, as compared to income tax benefits of $378,000 for the same period of 2009. The change was the result of an increase in our deferred tax provision during the nine months ended June 30, 2010.

Net Loss. As a result of the foregoing, we had a net loss of $24.2 million for the nine months ended June 30, 2010 compared to $12.6 million for the same period of 2009.

Reconciliation of Non-GAAP to US GAAP Measures

The following table sets forth a summary of our reconciliation of non-GAAP to US GAAP measures for the periods indicated:

Reconciliation of Non-GAAP to US GAAP Measures
(All amounts in thousands of U.S. dollars)

	For the quarter ended June 30, 2010	For the quarter ended June 30, 2009

Gross Margin as reported under US GAAP	(1,207,145)	5,047,796
Add: Provision for obsolete inventories	5,573,979	425,929
Non-GAAP Gross Margin	4,366,834	5,473,725

Operating Income / (Loss) as reported under US GAAP	(18,410,448)	(3,556,284)
Add: Provision for doubtful debts	3,447,312	2,538,670
Add: Provision for obsolete inventories	5,573,979	425,929
Add: Share-based compensation costs	414,912	553,848
Add: Impairment charge	5,057,745	-
Non-GAAP Operating Income / (Loss)	(3,916,500)	(37,837)

Note: This report includes financial information that excludes the impact of the specified non-cash expenses set forth above, a financial measure not permitted under US GAAP. The Company has provided the table above which includes a reconciliation of gross margin and operating income / (loss) excluding the impact of the non-cash expense items indicated in the above table, to the figures as reported under US GAAP. The Company uses the non-GAAP information in its internal performance measures to analyze performance between periods, develop internal projections and measure management performance. The Company's management believes that the presentation of these non-GAAP financial information provides useful information regarding the Company’s results of operations because it assists in measuring operating results which are comparable with subsequent periods.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of June 30, 2010, we had cash and cash equivalents of $24.9 million, as compared to $30.7 million as of September 30, 2009 and $29.6 million as of the nine months ended June 30, 2009. In addition, we had pledged deposits amounting to $9.3 million and $31.1 million as of June 30, 2010 and September 30, 2009, respectively. Typically, our banks require their borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from six to twelve months which coincides with the periods the cash remains pledged to the banks.

We had access to $217.1 million in short-term credit facilities and $56.0 million in long-term credit facilities as of June 30, 2010. As of June 30, 2010, the principal outstanding amounts included short-term bank loans of $138.9 million, long-term bank loans of $11.8 million maturing within one year, and long-term bank loans of $29.5 million maturing in over one year, and bills payable of $36.6 million, leaving $66.2 million of short-term funds available for additional cash needs. In addition, on July 10, 2008, our $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we have raised $36.6 million in gross revenue from common stock purchases and issued common stock warrants exercisable for up to $21.6 million in additional gross proceeds. As $16.0 million of these warrants were not exercised before their expiration, we may raise up to an additional $17.8 million in gross proceeds from future equity financings under this shelf registration statement.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine Months Ended June 30,
	2010	2009
Net cash (used in) provided by / operating activities	$(10,685)	$32,612
Net cash used in investing activities	(20,252)	(34,828)
Net cash used in financing activities	25,832	(3,572)
Effect of exchange rate on cash and cash equivalents	(698)	(280)
Net decrease in cash and cash equivalents	(5,803)	(6,068)
Cash and cash equivalents at beginning of the period	30,678	35,707
Cash and cash equivalents at end of period	24,875	29,639

Operating Activities

Net cash used in operating activities was $10.7 million in the nine months ended June 30, 2010, compared to $32.6 million of net cash provided by operating activities in the same period in fiscal year 2009. The decrease of $43.3 million in operating activities was mainly attributable to an increase in prepayments to our lithium cobalt dioxide suppliers. We purchased more lithium cobalt dioxide, the main raw material in our products, in anticipation of the higher future cost of lithium cobalt dioxide as of June 30, 2010, and in the expectation of increased sales in the coming months.

Investing Activities

Net cash used in investing activities was $20.3 million in the nine months ended June 30, 2010, compared to $34.8 million of net cash used in investing activities in the same period in fiscal year 2009. The net cash used in investing activities during the period ended June 30, 2010 was mainly used for procurement of machinery and equipment for cylindrical cell line and prismatic cell production line and construction of the Research and Development Test Centre in Shenzhen.

Financing Activities

Net cash provided by financing activities was $25.8 million in the nine months ended June 30, 2010, compared to $3.6 million net cash used in financing activities in the same period in 2009. This was mainly attributable to (i) net proceeds of $19.6 million from a private placement of our common stock completed in October 2009, (ii) a $47.0 million increase in cash deposits at banks as collateral in the nine months ended June 30, 2010, and (iii) decreased borrowings, net of repayments, of $37.2 million in the nine months ended June 30, 2010.

As of June 30, 2010, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed (includes bank loans and bills payable)
	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$58,985	$58,985
Shenzhen Development Bank	29,492	22,119
China CITIC Bank	11,797	11,797
Bank of China	66,358	49,469
China Everbright Bank	14,746	4,491
Guangdong Development Bank	14,746	-
Tianjin Branch, Bank of Dalian	5,899	5,566
Industrial Bank	9,216	7,373
Tianjin Branch, China Bohai Bank	5,899	5,898

Subtotal—Short-term credit facilities	$217,138	$165,699

Long-term credit facilities:
Agricultural Bank of China	14,746	14,746
China Development Bank	22,120	7,373
Agricultural Bank of China, Tianjin Jinxin Branch	19,170	19,170

Subtotal—Long-term credit facilities	$56,036	$41,289

Lines of Credit:
Agricultural Bank of China		524
Bank of China		6,893
Shanghai Pudong Development Bank		2,471

Subtotal—Lines of credit		$9,888

Total Principal Outstanding	$273,174	$216,876

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $138.9 million, long-term bank loans of $11.8 million maturing within one year and long-term bank loans of $29.5 million maturing in over one year, and bills payable of $36.6 million.

For the purpose of presentation, the effect of increases in bills payable balances is included in operating activities in the statements of cash flows.

During the three months ended June 30, 2010, we entered into a new comprehensive credit facility agreement for a maximum loan amount of $14.7 million with Shenzhen Longgang Branch, Guangdong Development Bank, renewed our comprehensive credit facility agreement for a maximum loan amount of $14.7 million with Shenzhen Branch, China CITIC Bank, repaid seven loans totaling $62.7 million, and entered into six new short-term bank loan agreements totaling $47.2 million. The material financing terms of these loans are described below.

On May 14, 2010, we entered into a comprehensive credit facility agreement with Shenzhen Longgang Branch, Guangdong Development Bank to provide a maximum loan amount of RMB 100 million (approximately $14.7 million). Discount business may be offered at any time over the one-year period from May 14, 2010 to May 14, 2011, and the floating discount rate is in line with the discount rate issued by Guangdong Development Bank on the date of discount. As of June 30, 2010, we had no discount business under this credit facility.

As of June 30, 2010, we had six outstanding short-term loans under the comprehensive credit facility with Agricultural Bank – Shenzhen Branch totaling approximately $59.0 million, carrying annual interest at 4.86%, 4.617%, 5.31% and 5.0445%, adjusted quarterly. The first loan, of approximately $11.0 million, currently carries annual interest of 5.31% and is due on January 6, 2011. The second loan, of approximately $7.4 million, currently carries annual interest at 5.31% and is due on January 21, 2011. The third loan, of approximately $7.4 million, currently carries annual interest at 5.31% and is due on January 22, 2011. The fourth loan, of approximately $8.8 million, currently carries annual interest at5.0445% and is due on April 20, 2011. The fifth loan, of approximately $11.1 million, currently carries annual interest at 5.0445% and is due on April 22, 2011. The sixth loan, of approximately $13.3 million, currently carries annual interest at 5.04454% and is due on April 19, 2011. Each of the loan agreements specifically provides for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. We also had borrowed $0.5 million of notes payable separate from our credit agreement with Agricultural Bank – Shenzhen Branch.

As of June 30, 2010, we also had two five-year term loans totaling approximately $14.7 million under the Agricultural Bank – Shenzhen Branch comprehensive credit facility carrying interest at 90% of the benchmark rate of the People’s Bank of China, or PBOC, for three-year to five-year long-term loans. The first loan, of approximately $5.9 million, currently carries annual interest of 5.184% and is due on January 25, 2012. The second loan, of approximately $8.8 million, currently carries annual interest of 5.184% and is due in two installments of approximately $7.3 million on January 25, 2011, and approximately $1.5 million on January 25, 2012, respectively. These five-year term loans are specifically: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $37.3 million as of June 30, 2010; and (iii) secured by the property ownership and land use rights certificates with an aggregate net book value of $105.1 million as of June 30, 2010 in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used at the campus subsequent to such construction.

On May 12, 2010, we renewed a credit facility with Shenzhen Branch, China CITIC Bank to provide a maximum loan amount of RMB 80 million (approximately $11.8 million). This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of June 30, 2010, we had borrowed $11.8 million under two loans at floating interest rate of 5.0445%, with a rate in line with the benchmark interest rate adjustment of The People’s Bank of China under this credit facility. The first loan, of approximately $5.9 million, carried floating interest of 5.0445% and is repayable on June 11, 2011. The second loan, of approximately $5.9 million, also carried floating interest of 5.0445% and is also repayable on June 11, 2011.

As of June 30, 2010, we had also borrowed $0.2 million of notes payable outside any credit facility in Bank of China, Tianjin Branch.

On March 8, 2010, we renewed our credit facility agreement with Bank of China to provide a maximum loan amount of RMB 450 million (approximately $65.9 million). This credit facility was guaranteed by BAK International and Mr. Xiangqian Li, and also is secured by machinery and equipment with carrying values of approximately $24.2 million as of June 30, 2010. As of June 30, 2010, we had borrowed $22.1 million under one loans carrying annual interest at 5.31% that is payable on March 11, 2011, and $27.3 million of notes payable under this credit facility agreement. We had also borrowed $4.0 million of short-term bank loans and $2.7 million of notes payable separate from the credit facility.

On January 19, 2010, we entered into a comprehensive credit facility agreement with Tianjin Branch, China Bohai Bank to provide a maximum loan amount of RMB 40 million (approximately $5.9 million). This credit facility agreement is guaranteed by Shenzhen BAK Battery Co., Ltd. Under the terms of the agreement, loans may be drawn at any time from January 19, 2010 to January 19, 2011. As of June 30, 2010, we had borrowed approximately $5.9 million under the loan agreement which bears a floating interest rate equal to the benchmark rate of the PBOC on the date of the loan agreement and adjusted annually, and which is repayable on January 18, 2011.

On December 31, 2009, we renewed our comprehensive credit facility agreement with Shenzhen Development Bank, Longgang Branch, or Shenzhen Development Bank, to provide a maximum loan amount of RMB 200 million (approximately $29.5 million). Loans may be drawn at any time over the one-year period beginning December 31, 2009 and will be due based on each loan agreement. This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and is also secured by $22.1 million of inventory and $1.2 million of machinery and equipment. As of June 30, 2010, we had three outstanding short-term loans under the comprehensive credit facility with Shenzhen Development Bank totaling approximately $22.1 million. The first loan was approximately $2.9 million, is dated December 31, 2009, bears a floating interest rate equal to 95% of the benchmark rate of the People’s Bank of China, or PBOC, on the date of the loan agreement and adjusted quarterly, and is repayable on December 31, 2010. The second loan of approximately $8.8 million is dated January 4, 2010, bears a floating interest rate equal to 95% of the benchmark rate of the People’s Bank of China, or PBOC, on the date of the loan agreement and adjusted quarterly, and is repayable on January 4, 2011. The third loan was approximately $10.3 million, is dated February 3, 2010, bears a floating interest rate equal to 90% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on February 3, 2011.

On December 30, 2009, we entered into a six-year long-term loan agreement of RMB 150 million (approximately $22.0 million) with Shenzhen Branch, China Development Bank, or China Development Bank. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. According to the property ownership and land use rights certificate that we obtained in relation to this facility, the certificate may not be pledged without the approval of the relevant government office. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. For further discussion regarding the status of property ownership rights relating to this facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures.” The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li. We had borrowed approximately $7.3 million under a loan agreement dated March 1, 2010, bearing annual interest of 5.90%, adjusted monthly, and repayable within 72 months.

On December 25, 2009, we entered into a comprehensive credit facility agreement with Shenzhen Hi-Tech District Branch, Industrial Bank, or Industrial Bank, for a maximum loan amount of RMB 62.5 million (approximately $9.2 million). This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li. Loans may be drawn at any time from March 31, 2010 to December 31, 2010. As of June 30, 2010, we had borrowed approximately $7.4 million under a loan agreement dated January 6, 2010 bearing fixed interest of 4.779%, and which is repayable on December 31, 2010 under this credit facility agreement.

On November 27, 2009, we entered into a comprehensive credit facility agreement with Tianjin Branch, Bank of Dalian, or Bank of Dalian, for a maximum loan amount of RMB 40 million (approximately $5.9 million). If we increase paid-up capital by $20 million, then an additional RMB 10 million of credit facilities would be available. If we pay up 50% of our total registered capital, then another additional RMB 10 million of credit facilities would be available. If we pay up all our registered capital, the total amount of available credit under this facility would be RMB 80 million (approximately $11.8 million). This credit facility agreement is guaranteed by Shenzhen BAK and Mr. Xiangqian Li. Loans may be drawn at any time from November 27, 2009 to November 26, 2010. As of June 30, 2010, we had borrowed approximately $5.2 million under two loan agreements. The first loan was approximately $3.0 million, is dated November 27, 2009, bears annual interest of 5.31%, adjusted monthly, and is repayable on November 26, 2010. The second loan was approximately $2.2 million, is dated April 27, 2010, bears annual interest of 5.5755%, adjusted monthly, and is repayable on November 26, 2010. In addition, $0.4 million of notes payable was issued under this credit facility agreement as of June 30, 2010.

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

On September 28, 2009, we entered into a guaranty contract with Shanghai Pudong Development Bank to provide guaranty for the loans drawn from September 28, 2009 to August 31, 2010, and the maximum amount for all loans will be less than RMB 30 million (approximately $4.4 million). As of June 30, 2010, we had borrowed approximately $1.5 million under a loan agreement dated October 9, 2009 bearing fixed interest of 5.31%, which is repayable on October 8, 2010, and $1.0 million of notes payable outside any credit facility.

On January 21, 2009, we entered into a comprehensive credit facility agreement with Shenzhen Nanshan Branch, China Everbright Bank, or China Everbright Bank, to provide a maximum loan amount of RMB 100 million (approximately $14.7 million). Loans may be drawn at any time from March 30, 2009 to March 30, 2010. As of June 30, 2010, we had borrowed $4.5 million of notes payable under this facility.

On May 26, 2008, we entered into a four-year, long-term loan agreement of RMB 160 million (approximately $23.4 million) with Agricultural Bank of China, Tianjin Branch, or Agricultural Bank – Tianjin Branch. This loan agreement is secured by the machinery and equipment purchased for the automated high-power lithium battery cells production line at our Tianjin facility. As of June 30, 2010, we had borrowed $19.2 million under this loan agreement, payable in three installments: (i) RMB 30 million (approximately $4.4 million) on December 26, 2010; (ii) RMB 50 million (approximately $7.4 million) on December 26, 2011; and (iii) RMB 50 million (approximately $7.4 million) on May 26, 2012.

We had negative working capital of $59.1 million as of June 30, 2010, as compared to negative working capital of $46.3 million as of September 30, 2009. Current assets as of June 30, 2010 were $193.1 million compared with $220.0 million as of September 30, 2009, a decrease of $26.9 million.  Current liabilities as of June 30, 2010 were $252.2 million compared with $266.3 million as of September 30, 2009, a decrease of $14.0 million.  We had short-term bank loans maturing in less than one year of $138.9 million and long-term bank loans maturing within one year of $11.8 million as of June 30, 2010, or a total of $150.7 million of loans maturing within one year, as compared to a total of $151.9 million of such loans as of June 30, 2009, a decrease of $1.2 million. We had long-term bank loans maturing in over one year of $29.5 million as of June 30, 2010, as compared to $39.6 million of such loans as of September 30, 2009, a decrease of $10.1 million.

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

Capital Expenditures

We made capital expenditures of $20.3 million and $34.8 million in the nine months ended June 30, 2010 and 2009, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity.

The following table sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Nine Months Ended June 30,
	2010	2009
	(in thousands)
Construction costs	$1,179	$6,000
Lease payments	-	1,076
Purchase of equipment	19,073	27,752

Total capital expenditures	$20,252	$34,828

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

As of September 30, 2007, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our Tianjin facility. As of September 30, 2008, we had obtained the relevant land use rights certificate to this facility. As of June 30, 2010, we were in the process of obtaining the relevant property ownership rights certificate to this facility. Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had originally requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make the remaining contribution of the registered capital by December 11, 2009, which we have interpreted as an extension of the completion date of construction to this date. As of June 30, 2010, we are in discussions with the authorities regarding an extension of this deadline and no action has been taken by the authorities.

As of September 30, 2007, we had paid the lease prepayment amount of $717,000 for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China. As of September 30, 2008, we had obtained the relevant property ownership and land use rights certificate. Pursuant to the property ownership and land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, the Shenzhen government has agreed to increase the dimensions of the Research and Development Test Centre and signed two supplemental agreements with us. According to the supplemental agreements, we are required to complete the construction by May 6, 2011. In addition, according to the property ownership and land use rights certificate, the certificate may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures.

Contractual Obligations and Commercial Commitments

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” in the 2009 Form 10-K for a discussion of our contractual obligations and commercial commitments as of September 30, 2009. There were no material changes outside the ordinary course of our business in our contractual obligations and commercial commitments for the quarter ended June 30, 2010.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of June 30, 2010. As of June 30, 2010, we provided a guarantee for a non-related party, Nanjing Special Metal Equipment Co., Ltd., of one-year short-term bank loans with Evergrowing Bank with a maturity of August 6, 2010. We also provided the guarantees for four other non-related parties, Hunan Reshine New Material Ltd, Shenzhen Tongli Hi-tech Co. Ltd., Shenzhen B&G Technology Development Co. Ltd., Shanghai Global Children Products Co. Ltd. and Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd. The maximum amount of our exposure for these guarantees was $34.5 million and $28.6 million at June 30, 2010 and September 30, 2009, respectively.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of June 30, 2010 and September 30, 2009, the carrying amount of property, plant and equipment, net was $224.0 million and $219.7 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

We have recognized impairment charges of $5.1 million for the long-lived assets for the three months ended June 30, 2010.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2010 and September 30, 2009, we had not charged off any balances as we had yet to exhaust all means of collection. However, as of June 30, 2010, we significantly increased our allowance for doubtful accounts and this amount is included in expenses on our fiscal year 2010 third quarter income and cash flow results, as well as on the balance sheet dated June 30, 2010.

Equity-Based Compensation

We adopted the provisions of ASC Topic 718 “Compensation – Stock Compensation,” which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. ASC Topic 718 also requires measurement of cost of a liability-classified award based on its current fair value. The fair value of the liability-classified award will be subsequently re-measured at each reporting date through the settlement date. Change in fair value during the requisite service period will be recognized as compensation cost over that period.

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

Pursuant to ASC Topic 718, we have recognized compensation costs of $415,000 in relation to stock-based awards to our employees and non-employee directors for the three months ended June 30, 2010, as an increase in both the operating costs and shareholder’s equity.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of ASC 605 is not expected to have a material effect on our financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements” or ASU 2010-09. The ASU amends the guidance on subsequent events in the FASB Accounting Standards Codification to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events, and (3) refine the scope of the disclosure requirements for reissued financial statements. All of the amendments in ASU 2010-09 were effective upon issuance on February 24, 2010, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2009-09 has no material impact on our financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We are currently evaluating the impact of the adoption of ASU 2010-13 on our financial statements.

Exchange Rates

The financial records of Shenzhen BAK, BAK Electronics and BAK Tianjin are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income/(loss) in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2010	2009
Balance sheet items as of June 30	6.7814	6.8336
Amounts included in the statement of operations and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the nine months ended June 30	6.8263	6.8376
Balance sheet items as of September 30	-	6.8263

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended June 30, 2010.

Please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” for a discussion of our credit facilities and loan agreements.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at June 30, 2010, would increase net loss before provision for income taxes by approximately $1.8 million, or 6.9%, for the nine months ended June 30, 2010. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 98.9% of our revenues and 96.7% of our costs and expenses for the three months ended June 30, 2010 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.5% of our assets except for cash were denominated in RMB as of June 30, 2010. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $9.5 million based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of June 30, 2010. As of June 30, 2010, our accumulated other comprehensive income was $25.8 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

We further enhanced the self-assessment of our internal control over financial reporting by increasing our periodic independent testing, which would evaluate the adequacy of the design and effectiveness of our internal control procedures. The self-assessment procedures are conducted under the supervision of our chief executive officer and our chief financial officer.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal controls over financial reporting after June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

On May 14, 2010, the United States District Court for the Northern District of Texas issued an order granting plaintiffs’ motion to dismiss without prejudice the Company from a federal patent infringement suit. The plaintiffs are the Board of Regents of the University of Texas System and Hydro-Québec, a Canadian company.

As previously disclosed, this suit was brought against the Company on September 12, 2006. The Company had an agreement with A123 Systems, Inc. (“A123Systems”), which, as amended on August 18, 2005, terminated in accordance with its terms on August 30, 2007, under which the Company had agreed to manufacture products for A123Systems according to the specifications furnished by, and using the finished electrodes and other materials consigned by, A123Systems to the Company. The plaintiffs alleged that, by manufacturing rechargeable lithium cells for A123Systems for use in DeWalt 36-volt cordless power tools manufactured by Black & Decker Corporation, the Company had infringed two U.S. patents owned by and exclusively licensed to the plaintiffs. The plaintiffs sought injunctive relief and damages in an unspecified amount. A123Systems, Black & Decker Corporation and Black & Decker (U.S.) Inc. were also named as co-defendants in this lawsuit. The Company understands that this lawsuit was a countersuit against A123Systems, which filed a claim against Hydro-Québec in the United States District Court of Massachusetts in April 2006. In that suit, A123Systems sought declaratory relief that the two said U.S. patents are invalid and that A123Systems is not infringing either of these two patents.

Following the filing of the lawsuit, the United States Patent and Trademark Office reexamined the patents. The patents were re-issued with substantial modification of the patent claims. The plaintiffs initially advised that, in their view, the lawsuit continued to be viable against the defendants, including the Company.

As a result of the court’s May 14, 2010 decision, the Company will not be liable for any monetary damages. The Company will also not be prohibited, subject to the United States patent laws, from future production of rechargeable lithium cells manufactured for A123Systems. The Company will not, again subject to the United States patent laws, be required to pay royalties to engage in any such production.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
99.1	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated May 14, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Guangdong Development Bank.

99.2	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated May 12, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank.

99.3	Loan Agreement (English summary), dated June 11, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd.

99.4	Loan Agreement (English summary), dated June 11, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd.

99.5	Guaranty Contract of Maximum Amount (English summary), dated May 31, 2010, between Xiangqian Li and Shenzhen Branch, China CITIC Bank.

99.6	Guaranty Contract of Maximum Amount (English summary), dated May 12, 2010, between BAK International Limited and Shenzhen Branch, China CITIC Bank.

99.7	Loan Agreement (English summary), dated May 21, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China.

99.8	Loan Agreement (English summary), dated May 19, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China.

99.9	Loan Agreement (English summary), dated May 17, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China.

99.10	Loan Agreement (English summary), dated April 27, 2010, between BAK International (Tianjin) Ltd. and Tianjin Branch, Bank of Dalian.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2010	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jun Zou
Jun Zou, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)