Form 10-K
period 2010-09-30
CHINA BAK BATTERY INC
filed 2010-12-14
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to  ____________

Commission File Number: 001-32898

CHINA BAK BATTERY, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	88-0442833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

BAK Industrial Park
No. 1 BAK Street
Kuichong Town, Longgang District
Shenzhen 518119
People’s Republic of China
(86) 755-8977-0093
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of Each Exchange on Which Registered:
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
(NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]      No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]      No [X]

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

Yes [  ]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]      No [X]

At June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 63,608,776 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing price of such shares as reported on The NASDAQ Stock Market) was approximately $77.0 million. Shares of the Registrant’s common stock held by the Registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 63,616,276 shares of common stock outstanding as of December 13, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHINA BAK BATTERY, INC.
FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 30, 2010
TABLE OF CONTENTS

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references to “China BAK,” “we,” “us,” “our,” “our Company,” “the Company,” or “the Registrant” are to China BAK Battery, Inc., a Nevada corporation, and its consolidated subsidiaries. Unless the context otherwise requires, all references to:

  “BAK Canada” are to BAK Battery Canada Ltd., a Canadian company and an indirect, wholly owned subsidiary of the Company;

  “BAK Electronics” are to BAK Electronics (Shenzhen) Co., Ltd., a PRC company and an indirect, wholly owned subsidiary of the Company;

  “BAK Europe” are to BAK Europe GmbH, a German company and an indirect, wholly owned subsidiary of the Company;

  “BAK India” are to BAK Telecom India Private Limited, an Indian company and an indirect, wholly owned subsidiary of the Company partly owned through a nominee agreement with one of BAK International’s employees;

  “BAK International” are to BAK International Limited, a Hong Kong company and a wholly owned subsidiary of the Company;

  “BAK Tianjin” are to BAK International (Tianjin) Ltd., a PRC company and an indirect, wholly owned subsidiary of the Company;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

  “PRC” and “China” are to the People’s Republic of China;

  “RMB” are to Yuan Renminbi of China;

  “SEC” and “Commission” are to the U.S. Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended.

  “Shenzhen BAK” are to Shenzhen BAK Battery Co., Ltd., a PRC company and an indirect, wholly owned subsidiary of the Company;

  “U.S. dollar,” “$” and “US$” are to United States dollars;

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, that, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

  our ability to continue as a going concern;

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

  our ability to diversify our product offerings and capture new market opportunities;

  our ability to obtain original equipment manufacturer (“OEM”) qualifications from brand names;

  our ability to source our needs for skilled labor, machinery and raw materials economically;

  our ability to secure raw materials in the future and to manage the costs of raw materials or to secure alternative or substitute raw materials;

  our ability to maintain low costs without damaging our competitive position;

  uncertainties with respect to the PRC legal and regulatory environment;

  our ability to remediate any material weaknesses in our internal control over financial reporting;

  our ability to obtain property ownership rights to our facilities; and

  the risks identified in Item 1A. “Risk Factors” included herein.

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

PART I

ITEM 1. BUSINESS

Overview of Our Business

We are a leading global manufacturer of lithium-based battery cells. We produce battery cells that are the principal component of rechargeable batteries commonly used to power the following applications:

  cellular phones and smart phones—customer categories include OEM customers and replacement battery manufacturers;

  notebook computers;

  portable consumer electronics, such as digital cameras, portable media players, portable gaming devices, personal digital assistants, or PDAs, camcorders, digital cameras, and Bluetooth headsets; and

  light electric vehicles, hybrid electric vehicles, electric vehicles, cordless power tools, and uninterruptible power supplies, or UPS.

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

As we expand our production capacity and add other lithium-ion battery cell product lines in response to evolving market demands, we have derived and will continue to derive an increasing portion of our revenues from our other product lines. Since the beginning of the fiscal year ended September 30, 2010, these other products included cylindrical cells, high-power lithium battery cells, and lithium polymer cells. We generated revenues of $245.3 million, $211.1 million, and $214.8 million in the years ended September 30, 2008, 2009 and 2010, respectively, and net loss of $7.9 million, $14.0 million and $32.8 million during the same periods, respectively.

Our Corporate History and Corporate Structure

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

  BAK Electronics located in Shenzhen, China, incorporated in August 2005, which focuses on the development and manufacture of lithium polymer cells; and

  BAK Tianjin, located in Tianjin, China, incorporated in December 2006, which focuses on the development and manufacture of high-power lithium cells.

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

All of our business operations are conducted through our Chinese subsidiaries. The chart below presents our corporate structure as of September 30, 2010:

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

Battery Cell Type	End applications*

Prismatic	Cellular phone [1]
(aluminum-case only as of September 30, 2010;	Camcorder [2]
steel-case discontinued in January 2009)	MP3/MP4 player [1-2]
Digital camera [1]
Digital video camera [2-4]
PDA [1-2]
Smartphone [1]

Cylindrical	Cylindrical
Notebook computer [6-8]
Digital camera [1]
Portable DVD player [4]
Camcorder [2]
Portable gaming system [1-6]
Electric vehicle [500-10,000]

Lithium polymer	Cellular phone [1]
MP3/MP4 player [1]
Digital camera [2]
Bluetooth headset [1]

High-power lithium battery	Cordless power tool [4-8]
Light electric vehicle [24-150]
Hybrid electric vehicle [500]
Electric car [1,500-2,000]
Electric bus [20,000-30,000]
Uninterruptible power supply [3-34]
* Bracketed numbers denote number of cells per particular battery.

Prismatic Cells

Prismatic cells contribute to a major portion of our revenue. We are currently the largest maker of prismatic cells in China, based on production output. Our prismatic cells are contained in metal casing made of aluminum. Aluminum-case cells generally are suited for use in batteries included in OEM cellular phones as well as many other small applications. At the request of customers that order prismatic battery packs, we also engage battery pack manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers for the replacement market. OEMs with whom we have no contractual relationship may also purchase our battery cells from battery pack manufacturers. Our prismatic cells deliver above average gross margins.

Cylindrical Cells

Cylindrical cells are generally used for notebook computers, portable DVD players, digital cameras, and camcorders. One notebook computer battery typically contains at least a group of six cylindrical cells working together in a coordinated manner, so the failure of only one cell will affect the performance of the entire battery. Accordingly, cylindrical cells for notebook computers require a higher uniformity than prismatic cells. We had previously produced a small number of cylindrical cells for batteries of portable DVD players. As of September 30, 2010, four out of six major OEM notebook computer manufacturers had determined that our cylindrical lithium-ion cells met their stringent performance and reliability requirements, and accepted us into their approved vendor list. We have also been actively pursuing domestic tier-one OEM notebook computer manufacturers as our customers. Recently, we expanded our cylindrical cells for the electric vehicle market. We also recently initiated shipments of cylindrical cells to a Taiwanese automaker for use in electric buses. Such shipments are expected to increase with market demand growth. Our cylindrical cells deliver above average gross margins.

Lithium Polymer Cells

In September 2005, we began producing and shipping lithium polymer battery cells. Our lithium polymer cells do not have a hard metal casing but rather a flexible, pouch-like container, thereby enabling flexible designs and customizations. Lithium polymer cells have expanded our reach to high-end cellular phones, Bluetooth headsets and PDAs, and will also allow us to capture the growth opportunities presented by new electronic applications. During the past fiscal year, we have been actively expanding applications of lithium polymer cells to smartphone and e-book batteries. During fiscal year 2010, we received orders from Coolpad, a major Chinese smartphone brand and e-book OEM manufacturer Hanvon Technology Co., Ltd. We believe that we will generate additional revenue and increase market share as the demand for these cells has been increasing. Lithium polymer cells currently deliver below average gross margins. However, this product is in its growth stage and presents attractive growth potential for the reasons noted above.

High-power Lithium Battery Cells

The use of new materials have enabled the configuration of high-power lithium battery cells to contain much higher energy density and higher voltage and have a longer life cycle and shorter charge time than other types of lithium-based batteries. These special attributes, coupled with intrinsic safety features, are suitable for batteries used for high-power applications. Our Tianjin facility is capable of producing high-power lithium battery cells for electric bicycles, electric cars, electric buses, hybrid electric vehicles, light electric vehicles, UPS, cordless power tools, and other applications. This facility has received positive market feedback to samples of its high-power lithium battery cells. In that connection, during the past fiscal year, we received orders from electric bicycle manufacturers such as Geoby Electric Vehicle Co., Ltd., and automobile manufacturers such as Chery Automobile Co. Ltd. to provide high-power lithium battery cells made at our Tianjin facility. We believe that we will increase our revenue and market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

The nexus for our research, development, and production of our high-power lithium battery cells is our facility in Tianjin, China. The primary reasons for our continuing investments in the facilities in Tianjin are to realize the benefits of our prior investment in these facilities, to position the Company to capitalize on our knowledge of and experience with established markets for lithium technology, such as electric bicycles and cordless power tools, and to penetrate emerging consuming markets for this technology, such as electric cars, electric buses, light electric vehicles, and hybrid electric vehicles. Further, we expect interest in electric cars, electric buses, light electric vehicles, and hybrid electric vehicles to substantially increase demand for our rechargeable lithium-based batteries. We have therefore been engaged in the research and development of lithium cells specifically for use in light electric vehicles and hybrid electric vehicles. High-power lithium battery cells currently deliver below average gross margins. However, this product is in its growth stage and present attractive growth potential for the reasons noted above.

Revenue by Product

Historically, we have derived most of our revenues from prismatic cells. As we expand our production capacity and add new product lines in response to evolving market demands, we have derived and will continue to derive an increasing portion of our revenues from our other product lines. The following table sets forth the breakdown of our net revenues by each battery cell type that contributed to at least 10% of our revenues during any of the last three fiscal years.

	Year ended September 30,
	2010		2009		2008
	(in thousands of U.S. dollars, except percentages)

Prismatic cells
Aluminum-case cells	$112,583	52.4%	$111,700	52.9%	$130,110	53.0%
Battery packs	46,400	21.6%	24,705	11.7%	25,500	10.4%
Steel-case cells (1)	689	0.3%	4,980	2.4%	29,300	11.9%

Cylindrical cells	43,172	20.1%	55,349	26.2%	42,567	17.4%

High-power lithium battery cells	1,843	0.9%	179	0.1%	-	-

Lithium polymer cells	10,116	4.7%	14,231	6.7%	17,871	7.3%
Total	$214,803	100%	$211,144	100%	$245,348	100%

(1) Production of steel-case cells was discontinued in January 2009.

Key Rechargeable Battery Applications

End-product applications that are driving the demand for rechargeable lithium-based batteries include cellular phones, notebook computers, portable consumer electronics, cordless power tools, UPS, and electric bicycles. We also expect interest in electric cars, electric buses, light electric vehicles, and hybrid electric vehicles to substantially increase demand for rechargeable lithium-based batteries.

Cellular Phones

Cellular phone battery cells currently use a mixture of nickel metal hydride, lithium-ion and lithium polymer. The trend in newer models is towards lithium-based batteries as they allow for a smaller and more flexible form and longer battery life.

Demand for batteries for cellular phones is driven by two factors. The first is the sale of new cellular phones. An OEM of cellular phones includes a battery with a new cellular phone. There is also a replacement market for cellular phone batteries. Demand in the replacement market is in turn driven by a number of factors. Often a consumer will purchase a second battery to carry as a spare. In addition, lithium-ion batteries have a finite life, so over time consumers will need to purchase a battery to replace the failed battery in their phone. As the number of active cellular phone subscribers increases, the number of replacement batteries sold increases. A market characteristic unique to the Chinese cellular phone market is that cell phones are often sold and resold during their useful life. Over time these cell phones require a replacement battery. Our customers for cellular phone battery cells fall into two categories:

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

Power Tools

Power tools such as drills, saws and grinders are used for both commercial and personal use. Due to high power requirements, many power tools have historically used small combustion engines, used heavier nickel metal hydride batteries or relied on external power sources. Manufacturers of power tools, such as Milwaukee Electric Tool Corporation, Stanley Black & Decker, Inc., the Bosch Group, Metabowerke GmbH and Rigid Tool Company have begun to use lithium-ion technology. The market for portable high-powered power tools is rapidly growing and has prompted many users, both commercial and personal, to replace or upgrade their current power tools.

Portable Consumer Electronics

This category includes digital audio players (such as MP3/MP4 players), digital still cameras, digital video cameras, portable DVD players, PDAs, smartphones such as the Coolpad (a major Chinese brand), portable gaming systems, and Bluetooth devices. There is a trend to use lithium-based batteries in portable consumer electronics (both rechargeable and non-rechargeable) due to a desire for smaller, longer-lasting devices.

Light Electric Vehicles and Hybrid Electric Vehicles

Due to such recent trends as renewed concerns relating to the availability and price of oil, increased legal fuel-efficiency requirements and incentives, and heightened interest in environmentally-friendly or “green” technologies, light electric vehicles and hybrid electric vehicles are likely to continue to attract substantial interest from vehicle manufacturers and consumers. Light electric vehicles include bicycles, scooters, and motorcycles, with rechargeable electric motors. Due to their relatively small size and light design, approximately 24-150 high-power lithium cells can be used to power light electric vehicles. Hybrid electric vehicles include automobiles, trucks, buses, and other vehicles that combine a conventional propulsion system with a rechargeable energy storage system to achieve better fuel economy than conventional vehicles. As these vehicles tend to be large and heavy, their rechargeable energy storage system generally consists of a large quantity of rechargeable high-power lithium cells.

Uninterruptible Power Supplies

A UPS provides emergency power from a separate source when utility power is not available. The most common type of battery used in UPS is Sealed Lead-Acid, however, due to the lithium battery’s relatively small size, light design and environmentally-friendly features, the demand for lithium batteries in this industry is increasing.

Electric Vehicles

An electric vehicle, sometimes referred to as an electric drive vehicle, uses one or more electric motors for propulsion. Electric vehicles include electric cars, electric buses, electric trains, electric lorries, electric airplanes, electric boats, electric motorcycles and scooters, and electric spacecraft. Electric cars and electric buses are propelled by one or more electric motors powered by rechargeable battery packs. Electric cars and buses have the potential to significantly reduce city pollution by having zero tail pipe emissions. Electric cars and buses are also expected to have less dependence on oil. World governments are pledging billions to fund the development of electric vehicles and their components due in part to these advantages. Due to these factors and a lithium battery’s relatively environmentally-friendly, light-weight and high-capacity features, the demand for lithium batteries in the field of electric cars and buses is increasing.

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

We aim to maintain multiple supply sources for each of our key raw materials to ensure that supply problems with any one supplier will not materially disrupt our operations. In addition, we strive to develop strategic relationships with new suppliers to secure a stable supply of materials and introduce competition in our supply chain, thereby increasing our ability to negotiate better pricing and reducing our exposure to possible price fluctuations.

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

As of September 30, 2010, our key raw material suppliers were as follows:

Materials	Main Suppliers

Case and caps	Shenzhen Tongli High-tech Co., Ltd., Shenzhen Dongri Technology Industry Co., Ltd.
Cathode materials	CITIC Guoan, Hunan Reshine New Material Ltd., Beijing Easpring Material Technology Co. Ltd
Anode materials	Shanghai / Ningbo Shanshan New Material Technology Co., Ltd.; Huarun Material Co., Ltd

Aluminum foil	Nannan Aluminum Corporation ;Aluminum Corporation of America, Shanghai ;Northwest Aluminum Corporation ;
Copper foil	Meiyan Copper Foil; System Sky; Huizhou United Copper Foil
Electrolyte	Zhangjiagang Guotai-Huarong New Chemical Materials Co., Ltd., Tianjin Jinniu Electric Source Material Co., Ltd., Dongwan Shanshan Battery Material Co., Ltd.
Separator	Systems Corporation, Tonen Chemical Corporation; Asahi; Celgard
Safety device	Hangzhou Hangke ,Guangzhou Qingtian Industrial Co., Ltd

We source our manufacturing equipment both locally and from overseas, based on consideration of their cost and function. As of September 30, 2010, we purchased our key equipment from the following suppliers:

Instruments	Main Suppliers

Coating machine	KOYO Trading Co., Ltd
Mixer	Systems Corporation
Press machine	Innovative Machine Corporation, Xingtai Naknor Electrode Rolling Equipment Co., Ltd.
Ultrasonic spot welding machine	Zhenjiang Meihua Machinery and Electrical Co., Ltd.
Laser seam welder	NAGANO Automation Co., Ltd.
Vacuum oven	Jiangsu Wujiang Jiangling
Winding machine	Kaido Manufacturing Co., Ltd., Shenzhen Yinghe Technology Co., Ltd
Slitting machine	Nishimura Mfg. Co., Ltd., Guangzhou Lange Electric Equipment Co., Ltd.
Electrolyte filling machine	Guangzhou Lange Electric Equipment Co., Ltd.
Aging equipment	Guangzhou Qingtian Industrial Co., Ltd., Hangzhou Hangke, Hangzhou Qianhui Electronic Co., Ltd
Testing and sorting equipment	Guangzhou Qingtian Industrial Co., Ltd., Hangzhou Hangke, Hangzhou Qianhui Electronic Co., Ltd

Intellectual Property

We rely on a combination of patents, trade secrets, and employee non-disclosure and confidentiality agreements to protect our intellectual property rights. As of September 30, 2010, we have registered 73 trademarks in the PRC, including BAK in both English and in Chinese characters as well as our logo, and have registered 35 trademarks in the United States, European Union, Korea, Russia, Taiwan, India, Canada and Hong Kong. We have registered the following Internet and WAP domain name: www.bak.com.cn. As of September 30, 2010, we have registered 365 patents in the PRC relating to battery cell materials, design and manufacturing processes, and we had 843 pending patent applications filed in the PRC and 88 in other countries.

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

Seasonality

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

Customers

Prismatic Cells. Our customers for prismatic cells used for cellular phones in the OEM market and replacement market are local leading battery pack manufacturers, including:

  SCUD (Fujian) Electronics Co., Ltd.

  Beijing Benywave Technology Ltd.

  Jiangsu Huatiantong Technology Co., Ltd.

  Zhuhai Reminda Communication & Technology Development Ltd.

  Shenzhen Juhe Energy Technology Co., Ltd.

We primarily sell our prismatic cells to the OEM market in two ways. On most occasions, we sell our prismatic cells to battery pack manufacturers certified by cellular phone brand owners, which will pack our cells into branded batteries and sell them to the brand owner. Cellular phone brand owners also may directly place orders with us. In such a case, we assemble our prismatic cells into batteries by using our own packing lines, and then arrange to deliver the batteries to the OEM brand owners.

Cylindrical Cells. We are a mass producer of cylindrical cells used for notebook computers. During the past fiscal year, four out of six major OEM notebook computer manufacturers determined that our cylindrical lithium-ion cells met their stringent performance and reliability requirements, and accepted us into their approved vendor list. Leading brand names such as ASUS and Hasee have designated us as an approved cell provider for their branded batteries, and we also supply our cylindrical cells to other OEM notebook computer manufacturers by Taiwanese packing companies. Due to the pricing pressure from Korea, we began expanding applications of our cylindrical cells to electric vehicles. We have provided our products to a Taiwanese motor maker during fiscal year 2010.

High-power Lithium Battery Cells. We began commercial production of lithium battery cells in October 2005 for use in cordless power tools. In December 2006, a new subsidiary, BAK Tianjin, was incorporated to focus on the R&D, manufacturing and distribution of high-power lithium battery cells. In October 2008, construction of its first high-power, lithium battery cells production line was completed and it commenced trial production. Our Tianjin facility is now capable of producing high-power lithium battery cells for electric bicycles, UPS, and other applications in addition to those mentioned above. This facility has received positive market feedback to samples of its high-power lithium battery cells. In that connection, during the past fiscal year, we received orders from electric bicycle manufacturers such as Geoby Electric Vehicle Co., Ltd., and automobile manufacturers such as Chery Automobile Co. Ltd. to provide high-power lithium battery cells made at our Tianjin facility. We believe that we will increase our revenue and market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

Lithium Polymer. Orders we received for lithium polymer cells tend to be small in quantity, but vary in specifications based on the attributes of a particular electronic application. We sell our lithium polymer cells to certain pack manufacturers, which pack our cells and sell the final products. We also have the ability to pack our lithium polymer cells into batteries that carry our own trademark. During the past fiscal year, we have been actively expanding applications of lithium polymer cells to the e-book battery market. During fiscal year 2010, we received orders from e-book OEM manufacturer Hanvon Technology Co. Ltd. We believe that we will generate additional revenue and increase market share as the demand for these cells has been increasing.

We sell our products domestically and internationally. The following table sets forth certain information relating to our total revenues by location of our customers for the periods indicated.

	Year ended September 30,
	2010		2009		2008
	(in thousands of U.S. dollars, except percentages)

PRC Mainland	150,485	70.1%	132,710	62.9%	175,302	71.5%
PRC Taiwan	35,815	16.7%	47,664	22.6%	41,905	17.1%
India	7,682	3.5%	10,526	5.0%	5,661	2.3%
United States of America	533	0.2%	1,413	0.7%	75	-(1)
Hong Kong, China	17,633	8.3%	16,086	7.6%	19,956	8.1%
Others*	2,655	1.2%	2,745	1.2%	2,449	1.0%
Total	214,803	100%	211,144	100%	245,348	100%

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

A small number of prismatic cell customers have historically accounted for a substantial portion of our revenue. In the year ended September 30, 2010, our top five and top ten customers in aggregate contributed to approximately 20.7% and 30.1% of our revenue, respectively. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period. Currently, we are actively investigating demand for, and pursuing opportunities in, other product lines, including UPS, electric cars, electric buses, hybrid electric vehicles, and light electric vehicles.

Competition

We face intense competition from battery cell makers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors based on product type as of September 30, 2010:

Product Type	Competitors

Prismatic	Japan:	Sanyo Group, Sony Corporation, Matsushita Electric Works, Ltd., NEC Corporation, Hitachi, Ltd.
	Korea:	LG Group, Samsung Electronics Co., Ltd.
	China:	BYD Company Limited, Tianjin Lishen Battery Joint- Stock Co., Ltd.
Cylindrical	Japan:	Sanyo Group, Sony Corporation, Matsushita Electric Works
	Korea:	LG Group, Samsung Electronics Co., Ltd.
High-power lithium battery	Japan:	Sanyo Group, Sony Corporation, NEC Corporation, Hitachi, Ltd., Matsushita Electric Works, Ltd.
	Korea:	LG Group, Samsung Electronics Co., Ltd.,
	China	BYD Company Limited
Lithium polymer	Japan:	Amperex Technology Limited, Sanyo Group
	China:	BYD Company Limited, Tianjin Lishen Battery Joint- Stock Co., Ltd., Harbin Coslight Power Co., Ltd.

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

Research and Development

We have established an advanced R&D center. To enhance our product quality, reduce cost, and keep up with technological advances and evolving market trends, our R&D center focuses on advancement in technologies relating to new materials and new cells with prospects for use in new end application markets, such as electric cars, electric buses, hybrid electric vehicles, light electric vehicles, electric bicycles, and UPS.

Our in-house R&D team consists of 160 researchers and scientists, led by Dr. Mao, our chief technology officer, who pioneered core technologies in lithium-ion batteries since their introduction in 1992 and was the inventor under seven U.S. patents related to lithium-ion technology. In December 2006, we also established a wholly-owned subsidiary, BAK Canada, to focus on the research and development of lithium-ion batteries. It comprises a group of experts led by Mr. Kenneth G. Broom, our Chief Operating Officer, who brings over 25 years’ li-ion battery industry working experience. Our strong R&D capabilities have enabled us to obtain various government-sponsored R&D grants. We are accredited as a “new and high-technology company” in Shenzhen, entitling us to enjoy preferential tax treatment and other government incentive grants and subsidies. Furthermore, we collaborate with a number of reputable research institutes and science and technology universities in China, allowing us to capitalize on their R&D results economically.

In December 2006, a new subsidiary, BAK Tianjin was incorporated to focus on research and development, manufacturing and distribution of high-power lithium battery cells. We have since shifted all high-power lithium cells manufacturing machinery, equipment and personnel from our Shenzhen facility to our Tianjin facility. In October 2008, our Tianjin facility completed construction of its first high-power lithium cells production line, and initiated trial production of high-power lithium cells. Our Tianjin facility is now capable of producing high-power lithium cells for electric bicycles, UPS, and other applications in addition to those mentioned above. This facility has received positive market feedback to samples of its high-power lithium cells. Moreover, this facility’s “Electric Vehicles Lithium-phosphate Power Battery Industrialization Project” was accepted into the PRC’s National High Technology Research and Development Program, or “National 863 Program”, by the PRC’s Ministry of Science and Technology. In that connection, we sent battery cell samples made at our Tianjin facility for light electric vehicles to customers and to manufacturing partners in the National 863 program. We received positive market feedback to these samples. We believe that we will generate additional revenue and increase market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

During the fiscal years ended September 30, 2010, 2009 and 2008, our expenditures for research and development activities consisted of $7.4 million, $5.6 million, and $6.3 million, respectively, or 3.4%, 2.7%, and 2.5% of net revenues.

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

Employees

We had a total of approximately 6,000 employees as of September 30, 2010.

Executive Officers

Our current executive officers are as follows:

Name	Age	Positions

Xiangqian Li	42	Chairman, President and Chief Executive Officer
Huanyu Mao	59	Director, Chief Technology Officer
Ke Marcus Cui	33	Interim Chief Financial Officer, Secretary and Treasurer
Kenneth G. Broom	55	Chief Operating Officer

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

Huanyu Mao has served as a director of the Company since May 12, 2006. He has also served as our chief technology officer since January 20, 2005 and as our chief operating officer from June 30, 2005 to February 24, 2009. Dr. Mao has served as the general manager of BAK Tianjin since January 4, 2009. Dr. Mao has been the chief scientist of Shenzhen BAK since September 2004. Prior to joining us, between 1997 and September 2004, Dr. Mao was the chief technology officer of Tianjin Lishen, a leading battery manufacturer in China. Dr. Mao pioneered core technologies on lithium-ion battery before its commercialization in 1992 and was the inventor under seven U.S. patents relating to lithium-ion technology. Dr. Mao received a doctorate degree in electrochemistry from Memorial University of Newfoundland, Canada where he focused on conductive polymers.

Ke Marcus Cui was appointed as our Interim Chief Financial Officer as of December 10, 2010. Previously, he had been employed as our Director of Investor Relations since September 2010. He has also served as the finance director of BAK Tianjin from December 2009 to the present. Prior to that, from August 2008 to November 2009, he served as marketing and sales director of BAK Tianjin. From May 2007 to July 2008, Mr. Cui served as assistant to the general manager of BAK Tianjin. In addition, from March 2006 to April 2007, he acted as Investor Relations Director of Shenzhen BAK. Previous to that, he worked in Japan for Nomura Institute of Capital Market Research as assistant researcher from May 2005 to February 2006. Mr. Cui holds Bachelor of Science degrees of project management and economic information management from China University of Japan and Jilin University, respectively, and a Master's degree on international financial analysis from University of Newcastle England. Mr. Cui is trilingual in Mandarin, English and Japanese.

Kenneth G. Broom has served as our chief operating officer since February 24, 2009. Prior to that, he served as vice president of international OEM Business from October 1, 2007 to February 24, 2009. From January 2007 to September 2007, he worked as Executive Vice President for BAK Canada. Prior to joining us, Mr. Broom served as executive vice president of E-One Moli Energy (Canada) Limited (“E-One”), the only high volume manufacturer of cylindrical lithium-ion rechargeable cells in North America, from 2003 to 2007. He was also General Manager of Operations of E-One from 1992 to 2003; while in this role, he managed equipment and product design. He is a member of the Association of Professional Engineers and Geoscientists of B.C. Mr. Broom received a bachelor’s degree in chemical engineering from the University of Waterloo.

Available Information

Our internet website is at http://www.bak.com.cn/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to our Secretary, BAK Industrial Park, No. 1 BAK Street, Kuichong Town, Longgang District, Shenzhen, People’s Republic of China, attention Corporate Secretary. The information posted on our web site is not part of this or any other report we file with or furnish with the SEC. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s internet website: www.sec.gov.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had a working capital deficiency and accumulated deficit from net losses incurred for each of the three years in the fiscal year ended September 30, 2010. These conditions raise substantial doubt about our ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1 to the consolidated financial statements included with this report and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. — Overview”. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We face risks related to general domestic and global economic conditions and to the recent credit crisis.

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

We have derived a major portion of revenues to date from sales of our lithium-ion battery cells for the cellular phone battery replacement market. While we have diversified our revenue sources by expanding to the global cellular phone OEM market, portable electronic device markets, notebook computers and high-power electrical appliance markets, we expect that sales of battery cells used for the cellular phone battery replacement market will continue to comprise a significant portion of our revenues in the near future. Accordingly, any decrease in the demand for our battery cells in the replacement market resulting from success of competing products, slower than expected growth of sales in the replacement market or other adverse developments relating to the replacement market may materially and adversely affect our business and cause our overall revenue to decline. In addition, our expansion to the global cellular phone battery OEM market and other markets may not increase our revenue to a level that would enable us to materially reduce our dependence on sales of battery cells for the cellular phone replacement market.

Our business depends on the growth in demand for portable electronic devices.

As the market demand for portable electronic devices is directly related to the demand for our products, a fast growing portable electronic device market will be critical to the success of our business. In anticipation of an expected increase in demand for portable electronic devices such as cellular phones, notebook computers and electric vehicles in the next few years, we have expanded our manufacturing capacity. However, the markets we have targeted, including those of the PRC, may not achieve the level of growth we expect. If this market fails to achieve our expected level of growth, we will have excess production capacity and may not be able to generate enough revenue to maintain our profitability.

If we cannot continue to develop new products in a timely manner, and at favorable margins, we may not be able to compete effectively.

The battery industry has been notable for the pace of innovations in product life, product design and applied technology. We and our competitors have made, and continue to make, investments in research and development with the goal of further innovation. The successful development and introduction of new products and line extensions face the uncertainty of customer acceptance and reaction from competitors, as well as the possibility of cannibalization of sales of our existing products. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can:

  develop and fund research and technological innovations,

  receive and maintain necessary intellectual property protections,

  obtain governmental approvals and registrations,

  comply with governmental regulations, and

  anticipate customer needs and preferences successfully.

The failure to develop and launch successful new products could hinder the growth of our business and any delay in the development or launch of a new product could also compromise our competitive position. If competitors introduce new or enhanced products that significantly outperform our, or if they develop or apply manufacturing technology which permits them to manufacture at a significantly lower cost relative to ours, we may be unable to compete successfully in the market segments affected by these changes.

Our efforts to develop products for new commercial applications could fail.

Although we are involved with developing certain products for new commercial applications, we cannot provide assurance that acceptance of our products will occur due to the highly competitive nature of the business. There are many new product and technology entrants into the marketplace, and we must continually reassess the market segments in which our products can be successful and seek to engage customers in these segments that will adopt our products for use in their products. In addition, these companies must be successful with their products in their markets for us to gain increased business. Increased competition, failure to gain customer acceptance of products, the introduction of competitive technologies or failure of our customers in their markets could have a further adverse effect on our business. In particular, we have made significant investments to develop high-power lithium battery cells suitable for emerging technologies such as hybrid electric vehicles and light electric vehicles that have not yet resulted, and may never result, in significantly increasing our earnings.

Our future success depends on the success of manufacturers of the end applications that use our products.

As we expand to the battery markets for global OEM cellular phones, notebook computers, electric vehicles and other portable electronic devices, our future success depends on whether end application manufacturers are willing to use batteries that incorporate our products. To secure acceptance of our products, we must constantly develop and introduce more reliable and cost-effective battery cells with enhanced functionality to meet evolving industry standards. Our failure to gain acceptance of our products from these manufacturers could materially and adversely affect our future success.

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

We believe that our ability to provide cost-effective products is one of the most significant factors that contributed to our past success and will be essential for our future growth. We believe this is one of our competitive advantages over our Japanese and Korean competitors. In order to continue doing so, we will need to increase our manufacturing output to a level that will enable us to substantially reduce the cost of our products on a per unit basis through economies of scale. However, our ability to substantially increase our manufacturing output is subject to significant constraints and uncertainties, including:

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

We had capital expenditures of approximately $23.2 million and $41.5 million in fiscal years 2010 and 2009, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer and President, Mr. Xiangqian Li, our Chief Technology Officer, Dr. Huanyu Mao, our Interim Chief Financial Officer, Mr. Ke Marcus Cui, and our Chief Operating Officer, Mr. Kenneth Broom. Mr. Jun Zou resigned for personal reasons as of December 10, 2010. Mr. Ke Marcus Cui’s appointment as Interim Chief Financial Officer was effective the same date, but no permanent replacement has been selected. We may have to spend a considerable amount of time and resources searching, recruiting and integrating the replacement chief financial officer into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and the Company, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside (other than Mr. Broom, who resides in Canada), in light of the uncertainties with China’s legal system.

We have experienced significant management changes which could increase our control risks and have a material adverse effect on our ability to do business and our results of operations.

Since February 2009, we have had a number of changes in our senior management, including two changes in our Chief Financial Officer and the transfer of the position of Chief Operating Officer to a different executive officer. We have also not yet selected a permanent Chief Financial Officer, and are in the process of doing so as expeditiously as possible. The magnitude of these past and expected changes and the short time interval in which they have occurred or are expected to occur, particularly during the ongoing economic and financial crisis, add to the risks of control failures, including a failure in the effective operation of our internal control over financial reporting or our disclosure controls and procedures. Control failures could result in material adverse effects on our financial condition and results of operations. It may take time for the new management team to become sufficiently familiar with our business and each other to effectively develop and implement our business strategies. This turnover of key management positions could further harm our financial performance and results of operations. Management attention may be diverted from regular business concerns by reorganizations.

We did not have effective internal control over financial reporting as of September 30, 2009, 2008, 2007, and 2006 due to material weaknesses, which related primarily to the disclosure and presentation of financial information under  accounting principles generally accepted in the United States of America, or U.S. GAAP. We have restated our consolidated financial statements three times due to such weaknesses. We can make no assurances that additional material weaknesses will not be identified in the future. Any failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

In the course of the SEC’s review of registration statements on Form SB-2 (File Nos. 333-122209 and 333-130247), we restated our consolidated balance sheet as of September 30, 2004, our consolidated statements of income and comprehensive income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the fiscal year ended September 30, 2004, and also extended or modified certain notes to these consolidated financial statements. This restatement arose out of accounting errors relating to (1) misclassification of cash transactions, (2) incorrect charging to our statements of income and comprehensive income for fiscal 2003 and 2004 for the deficit attributable to 1,152,456 shares outstanding prior to our reverse acquisition on January 20, 2005, and (3) incorrect presentation of depreciation expenses in the statement of income and comprehensive income. The restatement resulted in an increase in net cash from financing activities, a decrease in the number of shares of common stock outstanding and a corresponding increase in paid-in capital, and a decrease in gross profit for the fiscal year ended September 30, 2004 by $1,635,971, or approximately 11%.

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

Our management concluded that our disclosure controls and procedures were not effective as of September 30, 2006, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of the 2006 Form 10-K. Our management also concluded that our disclosure controls and procedures were not effective as of September 30, 2007, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “2007 Form 10-K”). Management believed that some appropriate measures had been implemented to remediate these weaknesses during the fiscal year 2007, as described in Item 9A. “Controls and Procedures” of the 2007 Form 10-K. However, management concluded that our disclosure controls and procedures were still not effective as of September 30, 2008, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “2008 Form 10-K”). Management again concluded that our disclosure controls and procedures were still not effective as of September 30, 2009, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the “2009 Form 10-K”). Investors are directed to Item 9A of the 2006 Form 10-K, the 2007 Form 10-K, the 2008 Form 10-K, and the 2009 Form 10-K for the description of the weaknesses identified for the corresponding fiscal year, and to Item 9A of the 2007 Form 10-K and Item 9A of the 2008 Form 10-K for the description of the remediation measures that had been implemented during the fiscal years ended September 30, 2007 and September 30, 2008, respectively.

As disclosed in our current report on Form 8-K filed with the SEC on April 3, 2007, as amended on April 11, 2007 and April 17, 2007, on March 28, 2007 we dismissed KPMG as our independent registered public accounting firm and appointed PKF, located in Hong Kong, a member firm of the PKF International Limited network of legally independent firms ("PKF") as our independent registered public accounting firm, in each case effective April 1, 2007.

We can make no assurances that material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in our financial statements that could result in another restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 20.7%, 27.9% and 24.1% of our revenues in the years ended September 30, 2010, 2009, and 2008, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected. A small number of prismatic cell customers have historically accounted for a substantial portion of our revenues. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period. However, if we fail to find alternative sources of demand for our lithium-ion cells, our revenue may be substantially impacted.

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

We may incur significant costs because of the warranties we supply with our products and services.

With respect to our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a period up to six-to-twelve months from the date of purchase. We provide for a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

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

A property, plant and equipment impairment charge of $7.0 million was recognized for the year ended September 30, 2010. During the course of our strategic review of our operations during the fiscal year 2010, we assessed the recoverability of the carrying value of certain property, plant and equipment as inflated by $7.0 million, which we wrote down in accordance with US GAAP. Assessment of the potential impairment of property, plant and equipment, goodwill and other identifiable intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of long-lived assets is dependent on numerous assumptions and reflects our best estimates at a particular point in time, which may vary from testing date to testing date. The economic environments in which our businesses operate and key economic and business assumptions with respect to projected product selling prices and materials costs, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the economic environment and the economic outlook for the assets being evaluated could also result in impairment charges. Any significant asset impairments would adversely impact our financial results.

We depend on third parties to supply key raw materials and components to us. Failure to obtain a sufficient supply of these raw materials and components in a timely fashion and at reasonable costs could significantly delay our production and shipments, which would cause us to breach our sales contracts with our customers.

We purchase from Chinese domestic suppliers certain key raw materials and components such as electrolytes, electrode materials and import separators, a key component of battery cells from foreign countries. We purchase raw materials and components on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain sufficient supply of these raw materials and components from our existing suppliers or alternates in a timely fashion or at a reasonable cost. Our failure to secure a sufficient supply of key raw materials and components in a timely fashion would result in a significant delay in our production and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain sufficient supply of these raw materials and components at a reasonable cost could also harm our revenue and gross profit margins.

Fluctuations in prices and availability of raw materials, particularly lithium cobalt dioxide, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be adversely affected by increases in the cost of raw materials, particularly lithium cobalt dioxide, the primary cost component of our battery products, or other product parts or components. Lithium cobalt dioxide mainly consists of cobalt. Cobalt market prices averaged $41.60 per kilogram in fiscal year 2008, $34.90 per kilogram in fiscal year 2009, and $31.20 per kilogram in fiscal year 2010. The price of cobalt is not stable as most output of cobalt is conducted in unstable or developing countries such as the Democratic Republic of the Congo, and we cannot predict the price trend. If the price increases, it will negatively impacted our financial results in years ahead. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements.

Fuel costs have increased significantly in recent months. Our results of operations could be adversely affected if we are unable to pass along price increases to address higher fuel costs related to the distribution of products from our warehouses and distribution centers to our customers.

A significant increase in the price of one or more raw materials, parts or components or the inability to successfully implement price increases / surcharges to mitigate such cost increases could have a material adverse effect on our results of operations.

We face intense competition from other battery cell manufacturers, many of which have significantly greater resources.

The market for battery cells used for portable electronic devices such as cellular phones is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in decline in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from manufacturers of traditional rechargeable battery cells, such as nickel-cadmium batteries, from manufacturers of rechargeable battery cells of more recent technologies, such as nickel-metal hydride and liquid electrolyte, other manufacturers of lithium-ion battery cells, as well as from companies engaged in the development of batteries incorporating new technologies. Other manufacturers of lithium-ion battery cells currently include Sanyo Electric Co., Sony Corporation, Matsushita Electric Industrial Co., Ltd. (Panasonic), GS Group, NEC Corporation, Hitachi Ltd., LG Chemical Ltd., Samsung Electronics Co., Ltd., BYD Co. Ltd., Tianjin Lishen Battery Joint Stock Co., Ltd., Harbin Coslight Technology International Group Co., Ltd., Amperex Technology Limited and E-one Moli Energy (Canada) Limited.

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

We extend relatively long payment terms to some large customers.

As is customary in the industry in the PRC, we extend relatively long payment terms and provide generous return policies to some large customers. As a result of the size of many of our orders, these extended terms may adversely affect our cash flow and our ability to fund our operations out of our operating cash flow. In addition, although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

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

We manufacture and market lithium-based battery cells only. As we believe that the market for lithium-based batteries has good growth potential, we have focused our R&D activities on exploring new chemistries and formulas to enhance our product quality and features while reducing cost. Some of our competitors are conducting R&D on alternative battery technologies, such as fuel cells. If any viable substitute product emerges and gains market acceptance because it has more enhanced features, more power, more attractive pricing, or better reliability, the market demand for our products may be reduced, and accordingly our business, financial condition and results of operations would be materially and adversely affected.

We face risks associated with the marketing, distribution and sale of our products internationally, and if we are unable to effectively manage these risks, they could impair our ability to expand our business abroad.

In the years ended September 30, 2010 and 2009, we derived 30.0% and 37.2% respectively of our sales from outside the PRC Mainland. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

Our cost reduction steps taken may have weakened our competitive position.

We have taken what we believe to be prudent measures during fiscal 2010 to reduce costs during the recent economic downturn to preserve our profitability. These steps have included reductions in advertising and promotional spending and overhead expenses. As a result, the visibility of our products has decreased during this period. Although we believe that such reductions have not harmed our business, no assurance can be given that our competitive position has not weakened. Further, if the economic downturn were to continue and result in further revenue pressures, we cannot assure you that we would be able to effect further cost reductions without resulting in such harm.

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

We also utilize third-party distributors and manufacturer’s representatives to sell, install and service certain of our products. While we are selective in whom we choose to represent us, it is difficult for us to ensure that our distributors and manufacturer’s representatives consistently act in accordance with the standards we set for them. To the extent any of our end-customers have negative experiences with any of our distributors or manufacturer’s representatives; it could reflect poorly on us and damage our reputation, thereby negatively impacting our financial results.

Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

We have purchased certain product liability insurance from some PRC-based insurance companies to provide against any claims against us based on our product quality. If any of our products are found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. As our insurance policy imposes a ceiling for maximum coverage and high deductibles, we may not be able to obtain from our insurance policy a sufficient amount to compensate our customers for damages they suffered attributable to the quality of our products. Moreover, our insurance policy also excludes certain types of claims from its coverage, and if any of our customers’ claims against us falls into those exclusions, we would not receive any amount from our insurance policy at all. In either case, we may still be required to incur substantial amounts to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect the results of our operations and severely damage our reputation.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause our loss of significant rights and inability to continue providing our existing product offerings.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to lithium-ion battery technology patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly expensive and time-consuming. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technologies or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Protracted litigation could result in our customers, or potential customers, deferring or limiting their purchase or use of our products until resolution of such litigation. Parties making the infringement claim may also obtain an injunction that can prevent us from selling our products or using technology that contains the allegedly infringing contents. Any intellectual property litigation could have a material adverse effect on our business, results of operation and financial condition.

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

We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality agreements to protect our intellectual property rights. As of September 30, 2010, we owned 365 registered patents in PRC and had 843 pending patent applications in PRC and 88 pending patent applications outside of PRC. We had 73 registered trademarks in PRC and 35 registered trademarks in the United States, European Union, Korea, Russia, Taiwan, Canada, India and Hong Kong that cover various categories of goods and services. We can make no assurances that all the pending patent applications will result in issue of patents or, if issued, that it will sufficiently protect our intellectual property rights. Nor can we make any assurances that any patent, trademark or other intellectual property rights that we have obtained may not be challenged by third parties. Implementation of PRC intellectual property-related laws has historically been lax, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in PRC may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may not be adequate to prevent unauthorized use of our intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us any royalties. Though we are not currently involved in any litigation with respect to intellectual property, we may need to enforce our intellectual property rights through litigation.

We do not hold the property ownership rights for facilities located in the PRC. We may lose some or all of the land use rights that we have obtained. We are currently required to pledge land use rights and property rights.

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

Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make the remaining contribution of the registered capital of BAK Tianjin, which owns and manages our Tianjin facility, by December 11, 2009, which we interpreted as an extension of the completion date of construction to this date. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to complete this contribution no later than December 2012. As of September 30, 2010, we were in the process of negotiating with the relevant government bureau for the extension of the completion date of the construction of the Tianjin facility. If we fail to successfully negotiate the extension of the completion date or fail to make the remaining contribution and complete the construction by the extension date or to obtain approval for a further extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to our Tianjin facility will become invalid. Should this occur, we could be forced to halt our production, vacate our current premises, and lose all of our facilities situated on the land without any compensation, which would adversely and materially affect our business, results of operations and our financial condition.

Pursuant to the property ownership and land use rights certificate that we obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, the Shenzhen government has agreed to increase the dimensions of the Research and Development Test Centre and signed two supplement agreements with us. According to the supplement agreements, we are required to complete the construction by May 6, 2011. In addition, according to the property ownership and land use rights certificate, such land may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures. If our application for a reissued certificate with property ownership rights proves unsuccessful, we could be forced to halt our production, vacate our current premises, lose all of our facilities situated on the land without any compensation, and/or be considered in breach of our loan agreement with China Development Bank, any of which would adversely and materially affect our business, results of operations and our financial condition.

As of September 30, 2010, we have insurance for all of the buildings located at our BAK Industrial Park facility and owned by Shenzhen BAK, which constitute all of our PRC-based facilities in Shenzhen. We also had insurance for our facilities at Tianjin, PRC. We did not have insurance for our R&D Test Centre to be constructed in Shenzhen.

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

To the extent we ship our products outside of the PRC, or to the extent our products are used in products sold outside of the PRC, they may be affected by the following: The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization (ICAO), and corresponding International Air Transport Association (IATA), Pipeline & Hazardous Materials Safety Administration (PHMSA), Dangerous Goods Regulations and the International Maritime Dangerous Goods Code (IMDG), and in the PRC by General Administration of Civil Aviation of China and Maritime Safety Administration of People’s Republic of China. These regulations are based on the United Nations (UN) Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003, 2004, and 2009, and additional regulations will go into effect in 2010. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We comply with all current PRC and international regulations for the shipment of our products, and will comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we were unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

We have significant short-term debt obligations, which mature in less than one year. Failure to extend those maturities of, or to refinance, that debt could result in defaults, and in certain instances, foreclosures on our assets. Moreover, we may be unable to obtain financing to fund ongoing operations and future growth.

At September 30, 2010, we had short-term bank loans of $137.4 million, long-term bank loans of $11.9 million maturing within one year, long-term bank loans of $29.9 million maturing over one year, and bills payable of $42.8 million, a substantial portion of which is secured by certain of our assets that amounted to $91.5 million. Our inventory, machinery and equipment worth of $54.2 million secured the short-term bank loans and of $27.9 million secured the long-term bank loans, and our deposits worth $9.4 million secured certain bills payable, construction payable and short-term bank loans. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financing, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

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

We have limited insurance coverage against damages or losses we might suffer.

The insurance industry in China is still in an early stage of development and business interruption insurance available in China offers limited coverage compared to that offered in many developed countries. We do not carry business interruption insurance and therefore any business disruption or natural disaster could result in substantial damages or losses to us. In addition, there are certain types of losses (such as losses from forces of nature) that are generally not insured because either they are uninsurable or insurance cannot be obtained on commercially reasonable terms. Should an uninsured loss or a loss in excess of insured limits occur, our business could be materially adversely affected. As of September 30, 2010, we have insurance for all of the buildings located at our BAK Industrial Park facility and owned by Shenzhen BAK, which constitute all of our PRC-based facilities in Shenzhen. We also had insurance for our facilities at Tianjin, PRC. We did not have insurance for our R&D Test Centre to be constructed in Shenzhen. If we were to suffer any losses or damages to any uninsured facilities, or if our insurance does not cover any losses or damages that occur, our business, financial condition and results of operations would be materially and adversely affected.

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

We conduct substantially all of our business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises, or FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties for you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

For BAK Electronics, established in August 2005, the same tax holiday was in effect for calendar years 2006 and 2007, making BAK Electronics fully exempt from any enterprise income tax. Following the tax holiday, a three-year 50% reduction in BAK Electronics’ enterprise income tax rate commenced. Pursuant to the transition period of the New CIT Law, BAK Electronics’ income tax rates for calendar years 2010 and 2011 were expected to be 22% and 24%, respectively, and starting in calendar year 2012 it was expected to be subject to an income tax rate of 25%. Taking the 50% reduction into account, BAK Electronics’ income tax rates are now expected to be 11% and 24% for calendar years 2010 and 2011, respectively, with no change in its expected 2012 tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the current year due to cumulative tax losses.

BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses.

We rely on dividends and other distributions on equity paid by our subsidiaries for our cash needs.

We are a holding company, and we conduct all of our operations through our three subsidiaries in PRC: Shenzhen BAK, BAK Electronics and BAK Tianjin, each a company established in China. We rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. Current regulations in the PRC permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. According to the articles of association of our PRC subsidiaries, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profit based on the PRC accounting standards and regulations each year to its enterprise development reserve, until the balance in the reserve reaches 50% of the registered capital of the company. Funds in the reserve are not distributable to us in forms of cash dividends, loans or advances. In addition, if our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us, which in turn will adversely affect our available cash. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 98.8% of our revenues and 96.4% of our costs and expenses for the year ended September 30, 2010 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.2% of our assets excluding cash were denominated in RMB as of September 30, 2010. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $9.2 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2010. As of September 30, 2010, our accumulated other comprehensive income was $28.0 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

We have asked our stockholders who are PRC residents as defined in Circular 75 to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer released in December 2009 by China's State Administration of Taxation (SAT), effective as of January 1, 2008.

Pursuant to the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer, or Circular 698, released in December 2009 by China's State Administration of Taxation (SAT), effective as of January 1, 2008, Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country (jurisdiction) where the effective tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor shall provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through the abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the tax authority shall have the power to re-assess the nature of the equity transfer in accordance with the “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

“Income derived from equity transfers” as mentioned in Circular 698 refers to income derived by non-resident enterprises from direct or indirect transfers of equity interests in China resident enterprises, excluding shares in Chinese resident enterprises that are bought and sold openly on a stock exchange.

While the term “indirectly transfer” is not defined, we understand that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. The relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in every country (jurisdiction) and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. Meanwhile, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized to help comply with Circular 698.

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

Many cities and provinces in the PRC have suffered serious power shortages since the second quarter of 2004. Many of the regional grids do not have sufficient power generating capacity to fully satisfy the increased demand for electricity driven by continual economic growth and persistent hot weather. To date, our operations have not been affected by those power shortages. However, there is a risk that our operations may be affected by those power shortages in the future, thereby causing material production disruption and delay in delivery schedule. In such event, our business, results of operation and financial conditions could be materially adversely affected. We do not have any back-up power generation system. Although we have not experienced any power outages in the past, we may be adversely affected by any power outages in the future.

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

If the PRC tax authorities determine that China BAK Battery, Inc. is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New CIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

Our directors and executive officers, collectively, own approximately 32.03% of our outstanding common stock and may be able to control our management and affairs.

As of October 28, 2010, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 32.03% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have completed the construction and put into use facilities measuring 218,178 square meters comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls and administrative offices at the BAK Industrial Park in Shenzhen. Of that space, approximately 81,411 square meters are manufacturing facilities. We have completed the construction and put into use facilities measuring 65,907 square meters comprised of manufacturing facilities, dormitory space, dining halls and other facilities in Tianjin. Of that space, approximately 44,129 square meters are manufacturing facilities. The primary reasons for our continuing investments in the facilities in Tianjin are to realize the benefits of our prior investment in these facilities, to position the Company to capitalize on our knowledge of and experience with established markets for lithium-phosphate technology, such as electric bicycles, cordless power tools, and to penetrate emerging consuming markets for this technology, such as electric cars, electric buses, light electric vehicles, and hybrid electric vehicles. We have received several contracts to supply high-power lithium cells for use in electric cars, electric bicycles, UPS, and other applications.

At present, we have no significant payment obligations related to these facilities.

We believe that our existing facilities have met our current business needs and will meet the needs of our expanded operations.

The following table sets forth the breakdown of our facilities as of September 30, 2010 based on use and product type:

Shenzhen BAK facilities	Usage	Area (m2)

Completed facilities	Manufacturing
	Prismatic (aluminum-case)	45,179
	Cylindrical	22,344
	Lithium polymer	13,888
	R&D and administrative	39,425
	Warehousing	19,087
	Workers’ dormitory	46,124
	Other facilities	32,131
	Sub-total	218,178

BAK Tianjin facilities
Completed facilities	Manufacturing
	High-power lithium battery	44,129
	Workers’ dormitory	13,481
	Dining hall	7,407
	Other facilities	890
	Sub- total	65,907

	Total	284,085

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

As of September 30, 2007, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our Tianjin facility. As of September 30, 2008, we had obtained the relevant land use rights certificate to this facility. As of September 30, 2010, we were in the process of obtaining the relevant property ownership rights certificate to this facility.

Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had originally requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make the remaining contribution of the registered capital by December 11, 2009, which we interpreted as an extension of the completion date of construction to this date. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to complete this contribution no later than December 2012. As of September 30, 2010, we were in the process of negotiating with the relevant government bureau for the extension of the completion date of the construction of the Tianjin facility.

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

ITEM 3. LEGAL PROCEEDINGS

Except as disclosed below, we are not a party to any legal proceedings, nor are we aware of any threatened or contemplated proceedings which are expected to result in a material adverse effect on our financial position or results of operation.

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

On December 21, 2007, pursuant to the registration rights agreement, we filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. The lateness of this filing triggered liquidated damages consistent with the formula described above. On August 26, 2008, we conducted a registered direct offering of 4,102,564 shares of common stock, at an offering price of $3.90 per share, in which the investors also received warrants to purchase up to 4,102,564 shares of common stock at an exercise price of $3.90 per share. With one exception, all of the investors that participated in our November 2007 private placement, or affiliates of them, participated in our August 2008 registered direct offering. We reduced each of these investors’ (or each such investor’s participating affiliate’s) purchase price by an amount that was at least equal to the amount that we determined that we were liable for as liquidated damages to such investor (or its participating affiliate). As of June 30, 2009, the remaining investor had waived any and all rights relating to liquidated damages pursuant to the November 2007 registration rights agreement. As of September 30, 2009, approximately $159,000 of liquidated damages remained outstanding for accounting purposes. As of September 30, 2010, approximately $159,000 of liquidated damages remained outstanding for accounting purposes. Pursuant to the settlements described above, however, we do not believe that we are actually liable for this amount.

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

ITEM 4. [RESERVED]

PART II

ITEM 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the symbol “CBAK.” On December 13, 2010, the last reported sales price of our common stock on the Nasdaq Global Market was $1.73 per share.

The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by the Nasdaq Stock Market for the periods indicated. These prices do not include retail markup, markdown or commission and may not represent actual transactions.

	Common Stock

	High	Low

Year Ended September 30, 2010
First Quarter	$4.92	$2.16
Second Quarter	$3.17	$2.18
Third Quarter	$2.51	$1.63
Fourth Quarter	$1.94	$1.33

Year Ended September 30, 2009
First Quarter	$3.73	$1.20
Second Quarter	$1.88	$0.86
Third Quarter	$3.83	$1.50
Fourth Quarter	$5.22	$2.50

Approximate Number of Holders of Our Common Stock

As of December 13, 2010, there were approximately 46 stockholders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our Stock Option Plan as of September 30, 2010. Options outstanding and exercisable for 2,199,133 the securities shown in column (a) below were granted under our Stock Option Plan before the effectiveness of the required stockholder approval.

	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights (a)	Weighted-average exercise price of outstanding options, restricted stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,199,133	$3.85	795,306

Equity compensation plans not approved by security holders	—	—	—

Total	2,199,133	$3.85	795,306

Recent Sales of Unregistered Securities

No securities were sold by the Registrant during the fiscal year ended September 30, 2010 that were not registered under the Securities Act.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended September 30, 2010.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statement of operations and comprehensive income (loss) data for the years ended September 30, 2008, 2009 and 2010 and the selected consolidated balance sheet data as of September 30, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated balance sheet data as of September 30, 2008, 2007 and 2006 and the selected consolidated statement of operations and comprehensive income (loss) data for the years ended September 30, 2008, 2007 and 2006 are derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(All amounts, except for share and per share amounts, in thousands of U.S. dollars)

	Year ended September 30,
	2010	2009	2008	2007	2006
	(in thousands of U.S. dollars, except per share data)

Statement of Operations Data:
Net revenues	$214,803	$211,144	$245,348	$145,861	$143,829
Cost of revenues	192,139	184,388	214,442	120,255	104,196
Gross profit	22,664	26,756	30,906	25,606	39,633
Operating expenses	50,431	33,809	31,402	21,025	17,061
Operating (loss) / income	(27,767)	(7,053)	(496)	4,581	22,572
Finance costs, net	9,006	9,356	11,021	5,225	1,888
Gain on trading securities	-	-	-	-	279
Government grant income	714	636	1,774	1,035	-
Other expenses / (income)	77	(528)	(757)	103	205
Income tax (benefit) / expense	(3,353)	(1,253)	(1,045)	(195)	593
Net (loss) / income	$(32,783)	$(13,992)	$(7,941)	$483	$20,165
Other comprehensive income / (loss) - Foreign currency translation adjustment	3,218	(354)	15,261	6,436	2,443
Comprehensive (loss) / income	$(29,565)	$(14,346)	$7,320	$6,919	$22,608
Net (loss) / income per share data(1)
Basic and Diluted	$(0.53)	$(0.25)	$(0.15)	$0.01	$0.41
Weighted average number of shares
Basic	62,438,155	56,964,129	52,313,768	48,979,115	48,879,608
Diluted	62,438,155	56,964,129	52,313,768	49,442,285	48,912,963

(1) Basic net (loss) / income per share is computed by dividing net (loss) / income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if currently outstanding securities or other contracts to issue shares were exercised or converted into shares. The effects of stock options, restricted stock and warrants outstanding during the year ended or as of each year are all anti-dilutive. As such, basic and diluted net loss per share are the same.

	As of September 30,
	2010	2009	2008	2007	2006
	(in thousands of U.S. dollars)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,589	$30,678	$35,707	$14,197	$21,100
Pledged deposits	$9,425	$31,115	$4,449	$4,595	$12,972
Trade accounts receivable, net	$86,198	$83,292	$82,740	$63,151	$64,332
Inventories	$64,048	$65,535	$67,583	$59,827	$47,389
Property, plant and equipment, net	$228,885	$219,685	$195,435	$145,123	$109,406
Lease prepayments, net	$31,924	$32,166	$31,782	$17,884	$3,161
Total assets	$457,336	$472,084	$424,047	$307,229	$259,655

Total current liabilities	$265,511	$266,270	$193,466	$150,926	$145,722
Short-term bank loans	$137,418	$139,159	$105,598	$89,871	$67,900
Long term liabilities	$41,392	$49,213	$63,509	$29,571	$305
Total liabilities	$306,903	$315,483	$256,975	$180,497	$146,027
Total shareholders’ equity	$150,433	$156,601	$167,072	$126,732	$113,628

Total liabilities and shareholders’ equity	$457,336	$472,084	$424,047	$307,229	$259,655

	Year ended September 30,
	2010		2009		2008		2007	2006
	(in thousands of U.S. dollars, except percentages)

Other Consolidated Financial Data:
Gross margin (1)	10.6%		12.7%		12.6%		17.6%	27.6%
Operating (loss) / margin (2)	(12.9%	)	(3.3%	)	(0.2%	)	3.1%	15.7%
Net (loss) / margin (3)	(15.3%	)	(6.6%	)	(3.2%	)	0.3%	14.0%
Capital expenditures	$23,239		$41,507		$51,228		$65,835	$41,382
Depreciation and amortization	$18,405		$12,832		$13,249		$8,912	$5,816
Net cash (used in) / provided by operating activities	$(6,207)		$38,391		$2,704		$2,986	$(5,685)
Net cash used in investing activities	$23,252		$41,638		$50,551		$65,895	$41,416
Net cash provided by / (used in) financing activities	$22,466		$(1,623)		$67,164		$55,244	$35,047

(1)	Gross margin represents gross profit divided by revenues.
(2)	Operating (loss) / margin represents operating (loss) / income divided by revenues.
(3)	Net (loss) / margin represents net (loss) / income divided by revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Although the business climate in China is recovering, the global economic environment remains weak. During the fiscal year ended September 30, 2010, we generated $214.8 million in net revenues, which is 1.7% higher than the $211.1 million in net revenues generated in the fiscal year ended September 30, 2009. The year-over-year increase in net revenues was generally due to increased sales volume.

In fiscal year 2010, we continued to implement our aggressive cost management program to reduce costs and expenses. We continued to adjust our long-term and short-term bank loans structure, and as a result, finance costs decreased to their lowest annual levels since fiscal year 2007, $9.0 million. We also have been focusing on developing new revenue sources in our domestic market and abroad.

In the near-term, we anticipate operating challenges due to the difficult business environment. These challenges may impede the trend of increasing our revenues and gross margin. In response, we will continue to take cost-cutting actions including employee reductions.

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

Through years of perseverance in investing in high-power lithium batteries, we saw preliminary substantial return from the market during fiscal year 2010. Our Tianjin facility received several contracts with quality customers, such as Chery Automobile Co., Ltd, Geoby Electric Vehicle Co., Ltd, China Sanke Electrical Co., Ltd, to supply its high-power lithium batteries for use in electric vehicles, electric bicycles, and UPS. We believe that end-consumers’ growing interest in electric vehicles and other applications for our high-power lithium battery cells and growing recognition of the high quality of our high-power lithium battery cells will generate additional revenue and increase our market share. Capitalizing on the government’s support of new energy development, we also sent battery samples for light electric vehicles to customers and to manufacturing partners in China’s State High-Tech Development Plan (also known as the National 863 program). We expect that these initiatives will set the stage for our future growth in the new energy industry.

To help us finance and expand our operations, we have access to $210.9 million in short-term credit facilities and $56.8 million in long-term credit facilities. As of September 30, 2010, the principal outstanding amounts included short-term bank loans of $137.4 million under credit facilities, long-term bank loans of $11.9 million maturing within one year and long-term bank loans of $29.9 million maturing in over one year, and bills payable of $42.8 million under credit facilities, leaving $62.5 million of short-term funds available under our credit facilities for additional cash needs. In addition, on July 10, 2008, our $60 million shelf registration statement was declared effective by the SEC, pursuant to which we have raised $36.6 million in gross proceeds from sales of common stock and issued common stock warrants exercisable for up to $21.6 million in additional gross proceeds. As $16 million of these warrants were not exercised before their expiration, we may raise up to an additional $17.8 million in gross proceeds from future equity financings under this shelf registration statement.

We had a working capital deficiency and accumulated deficit from net losses incurred for each of the three years in the period ended September 30, 2010. These factors may raise doubts about our ability to continue as a going concern. We accordingly have developed a strategic plan to generate a positive cash flow from operating activities for the fiscal year ending September 30, 2011 (the “FY2011 Turnaround Plan”). Under the FY2011 Turnaround Plan, we will implement cost reductions on both manufacturing costs and operating expenses to improve profit margins as well as reduce receivable turnover days through stronger credit controls. On November 29, 2010, BAK Tianjin received a government subsidy of approximately US$7.5 million for its automated high-power lithium battery project from the National Development and Reform Commission and the Ministry of Industry and Information Technology.

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

Government Grant Income. Government grant income for the year ended September 30, 2010 mainly consisted of receipt of grants to fund certain lithium battery research projects and to subsidize the payment for land use rights of BAK Industrial Park. No present or future obligation arises from the receipt of such amount.

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

For BAK Electronics, established in August 2005, the same tax holiday was in effect for calendar years 2006 and 2007, making BAK Electronics fully exempt from any enterprise income tax. Following the tax holiday, a three-year 50% reduction in BAK Electronics’ enterprise income tax rate commenced. Pursuant to the transition period of the New CIT Law, BAK Electronics’ income tax rates for calendar years 2010 and 2011 were expected to be 22% and 24%, respectively, and starting in calendar year 2012 it was expected to be subject to an income tax rate of 25%. Taking the 50% reduction into account, BAK Electronics’ income tax rates are now expected to be 11% and 24% for calendar years 2010 and 2011, respectively, with no change in its expected 2012 tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the calendar year 2010 due to the current tax losses carried forward from calendar year 2009.

Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $158,203 pursuant to their tax holiday and preferential tax rate for the fiscal year ended September 30, 2010, or $0.003 per basic share.

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

Our effective tax benefit rate was 9.1%, 8.2%, and 11.6% for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

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

Fiscal year ended September 30,

2010 2009 2008
				As a		As a
		As a		percentage		percentage
	All	percentage of	All	of net	All	of net
	amounts	net revenues	amounts	revenues	amounts	revenues
(in thousands of U.S. dollars, except percentages)

Statement of operations data:
Net revenues	$214,803	100%	$211,144	100% $	245,348	100%
Cost of revenues	192,140	89.4%		184,388	87.3%		214,442	87.4%
Gross profit	22,663	10.6%		26,756	12.7%		30,906	12.6%
Operating expenses:
Research and development expenses	7,398	3.4%		5,644	2.7%		6,252	2.5%
Sales and marketing expenses	8,857	4.1%		6,176	2.9%		5,803	2.4%
General and administrative expenses	27,137	12.6%		21,989	10.4%		19,347	7.9%
Impairment charge	7,038	3.3%		-	-		-	-
Total operating expenses	50,430	23.5%		33,809	16.0%		31,402	12.8%
Operating (loss) / income	(27,767)	(12.9%	)	(7,053)	(3.3%	)	(496)	(0.2%	)
Finance Costs, Net	9,006	4.2%		9,356	4.4%		11,021	4.5%
Other expenses / (income)	77	-(1)		(528)	(0.3%	)	(757)	(0.2%	)
Government grant income	714	0.3%		636	0.3%		1,774	0.7%
Income tax benefit	(3,354)	(1.6%	)	(1,253)	(0.6%	)	(1,045)	(0.4%	)

Net (loss) / income	$(32,782)	(15.3%	)	$(13,992)	(6.6%	)	$(7,941)	(3.2%	)

(1) Less than 0.l%.

Results of operations for the fiscal year ended September 30, 2010 as compared to the fiscal year ended September 30, 2009

The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Year ended September 30,
	2010	2009
	(in thousands of U.S. dollars)

Prismatic cells
Aluminum-case cells	$112,583	$111,700
Battery packs	46,400	24,705
Steel-case cells	689	4,980
Cylindrical cells	43,172	55,349
Lithium polymer cells	10,116	14,230
High-power lithium battery cells	$1,843	$180

Total	$214,803	$211,144

Net Revenues. Net revenues were $214.8 million for the fiscal year ended September 30, 2010 as compared to $211.1 million for the same period of the prior year, an increase of $3.6 million or 1.7%.

  Net revenues from sales of aluminum-case cells slightly increased to $112.6 million in the year ended September 30, 2010, from $111.7 million in the same period in fiscal year 2009, an increase of $882,000 or 0.8%. This resulted from an increase in sales volume of 16.7% driven by increased sales to the OEM market in the PRC, offset by a 13.7% decrease in average selling price as we sold slow-moving inventories at discount to improve our operating cash flow.

  Net revenues from sales of battery packs increased to $46.4 million in the year ended September 30, 2010, from $24.7 million in the same period in fiscal year 2008, an increase of $21.7 million or 87.8%. This resulted from an increase in sales volume of 114.9% from increased export and domestic market (PRC) sales, offset by a 12.6% decrease in average selling price.

  Net revenues from sales of cylindrical cells decreased to $43.2 million in the year ended September 30, 2010, from $55.3 million in the same period in fiscal year 2009, a decrease of $12.2 million or 22.0%, due to a decrease in our average selling prices of 18.6% due to implementing a temporary pricing competition strategy to maintain and increase our market share in the OEM market, and a decrease in sales volume of 4.2% as result of fierce competition.

  We sold $689,000 in steel-case cells in the year ended September 30, 2010 as compared to $5.0 million in the year ended September 30, 2009. This change was attributable primarily to our long-term strategic reduction and suspension of steel-case cell production in January 2009 which was designed to increase our production capacity of aluminum-case cells for sale to the OEM market and to take advantage of the greater sales prospects and lower costs of aluminum-case cells.

  We sold $10.1 million in lithium polymer cells for the year ended September 30, 2010, compared to $14.3 million in lithium polymer cells in the same period in fiscal year 2009, a decrease of $4.1 million or 28.9%, resulting from a 27.0% decrease in sales volume and a 2.6% decrease in average selling price as result of fierce competition.

  We also sold approximately $1.8 million in high-power lithium battery cells for the year ended September 30, 2010, as compared to $180,000 in high-power lithium battery cells in the same period of fiscal year 2009, due to our sale of sample products used in electric buses, electric vehicles, electric bicycles, power tools, UPS, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues increased to $192.1 million for the year ended September 30, 2010, as compared to $184.4 million for the same period in 2009, an increase of $7.8 million or 4.2%. The increase in cost of revenues correlates to an increase in sales volume over the year ended September 30, 2010, and a significant write down of obsolete inventory.

As a result, gross profit for the year ended September 30, 2010 was $22.7 million or 10.6% of net revenues as compared to gross profit of $26.8 million or 12.7% of net revenues for the same period in 2009. Our decrease in gross profit as a percentage of net revenues was primarily due to the decrease in average selling price of prismatic battery cells and cylindrical battery cells resulting in lower gross margin during the year ended September 30, 2010, because we adopted a temporary competitive pricing strategy for cylindrical battery cells to increase their market share in the OEM market and sold slow-moving inventories at discount to improve our operating cash flow.

Research and Development Expenses. Research and development expenses increased to $7.4 million for the year ended September 30, 2010, as compared to $5.6 million for the same period in 2009, an increase of $1.7 million or 31.1%. Salaries and welfare related to R&D staffs increased $1.4 million primarily due to increased basic salaries and benefits in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. The cost of research materials also increased by $398,000, due to increased research projects required to support the development of high-power lithium battery cells.

Sales and Marketing Expenses. Sales and marketing expenses increased to $8.9 million for the year ended September 30, 2010 as compared to $6.2 million for the same period in 2009, an increase of $2.7 million or 43.4%, primarily due to increased packing expenses of $148,000 and advertising expenses of $95,000, resulting from more intensive sales effort during the year ended September 30, 2010. Salaries and welfare increased $1.3 million primarily due to increased basic salaries and benefits in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. Equity-based compensation included in sales and marketing expenses increased by $275,000 due to compensation charges applied to the grant of stock options to employees in our sales department. As a percentage of revenues, sales and marketing expenses have increased to 4.1% for the year ended September 30, 2010, from 2.9% for the same period in 2009, primarily due to the significant increase in revenues supported by marketing and sales.

General and Administrative Expenses. General and administrative expenses increased to $27.1 million, or 12.6% of revenues, for the year ended September 30, 2010 as compared to $22.0 million, or 10.4% of revenues, for the same period in 2009, an increase of $5.1 million or 23.4%. Bad debt expenses increased by $2.7 million due to the provision charged following an assessment of account collectability in the fourth quarter of 2010. Salaries and welfare increased $554,000 primarily due to increased basic salaries and benefits under guidance from the relevant local governments during the year ended September 30, 2010. We also recognized an exchange loss of $1.3 million for the year ended September 30, 2010, compared with exchange loss of $49,000 for the year ended September 30, 2009.

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

Property, Plant and Equipment Impairment Charge. Property, plant and equipment impairment charge totaled $7.0 million for the year ended September 30, 2010. During the course of our strategic review of our operations for the year ended September 30, 2010, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $7.0 million. There was no similar charge during the year ended September 30, 2009.

Operating Loss. As a result of the above, operating loss totaled $27.7 million for the year ended September 30, 2010, as compared to operating loss of $7.1 million for the same period of the prior fiscal year, an increase of $20.7 million or 292.9%. As a percentage of net revenues, operating loss was 12.9% for the year ended September 30, 2010, as compared to operating loss of 3.3% for the same period of the prior fiscal year.

Finance Costs, Net. Finance costs, net, decreased to $9.0 million for the year ended September 30, 2010 as compared to $9.4 million for the same period of the prior year, a decrease of $350,000 or 3.7%. We had $137.4 million in short-term bank loans maturing in less than one year, $11.9 million in long-term bank loans maturing within one year, and $29.8 million in other long-term bank loans maturing in more than one year, outstanding as of September 30, 2010, as compared to $139.2 million in short-term bank loans maturing in less than one year, $16.1 million in long-term bank loans maturing within one year, and $39.5 million in other long-term bank loans maturing in more than one year, outstanding as of September 30, 2009. The decrease in net finance costs is mainly attributable to a decrease in debt outstanding and a decrease in the average bank loan interest rates on both our short-term and long-term bank loans.

Government Grant Income. Government grant income was $714,000 for the year ended September 30, 2010 as compared to $636,000 for the same period of 2009. Government grant income for the year ended September 30, 2010 mainly consisted of government grant funds: $479,000 to fund certain lithium battery research projects and $235,000 represented amortization of government subsidies received in relation to the additional cost of the land use rights of BAK Industrial Park. No present or future obligation arises from the receipt of such government subsidies. Government grant income for the year ended September 30, 2009 mainly consisted of government grant funds of $402,000 to reward Shenzhen BAK for its contributions to the Shenzhen area’s economy and the amortization of deferred revenue of $234,000 in respect of the government subsidies received for the additional cost of land use rights for BAK Industrial Park. No present or future obligation arises from the receipt of such government subsidies.

Income Tax Benefit. Income tax benefit was $3.4 million for the year ended September 30, 2010, as compared to $1.3 million for the same period of 2009. The change was the result of a deferred tax provision during the year ended September 30, 2010.

Net Loss. As a result of the foregoing, we had a net loss of $32.8 million for the year ended September 30, 2010, compared to $14.0 million for the same period of 2009.

Results of operations for the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008.

The following table sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Year ended September 30,
	2009	2008
	(in thousands of U.S.
	dollars)
Prismatic cells
Aluminum-case cells	$111,700	$130,110
Battery packs	24,705	25,500
Steel-case cells	4,980	29,300
Cylindrical cells	55,349	42,567
Lithium polymer cells	14,230	17,871
High-power lithium battery cells	180	-

Total	$211,144	$245,348

Net Revenues. Net revenues were $211.1 million for the fiscal year ended September 30, 2009 as compared to $245.3 million for the same period of the prior year, a decrease of $34.2 million or 13.9%.

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

  We also sold approximately $180,000 of high-power lithium battery cells in the year ended September 30, 2009, as compared to no sales of this battery cell type in the same period of fiscal year 2008, due to our sale of samples used in electric bicycles, power tools, UPS, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues decreased to $184.4 million for the year ended September 30, 2009, as compared to $214.4 million for the same period in 2008, a decrease of $30.1 million or 14.0%. The decrease in cost of revenues correlated with a decrease in sales volume over the year ended September 30, 2009.

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

Sales and Marketing Expenses. Sales and marketing expenses increased to $6.2 million for the year ended September 30, 2009 as compared to $5.8 million for the same period in 2008, an increase of $374,000 or 6.4%, primarily due to a $107,000 increase in packing expenses which increased in line with increased export sales. Equity-based compensation included in sales and marketing expenses increased by $75,000 due to compensation charges applied to the grant of stock options to employees in our sales department on June 22, 2009. As a percentage of revenues, sales and marketing expenses have increased to 2.9% for the year ended September 30, 2009, from 2.4% for the same period in 2008, due to the decrease in revenues from sales offset by lower overall sales expenses.

General and Administrative Expenses. General and administrative expenses increased to $22.0 million, or 10.4% of revenues, for the year ended September 30, 2009 as compared to $19.3 million, or 7.9% of revenues, for the same period in 2008, an increase of $2.6 million or 13.7%. Equity-based compensation included in general and marketing expenses increased by $225,000 due to compensation charges applied to the grant of stock options to our administrative staff on June 22, 2009. Bad debt expenses increased by $5.8 million due to the provision charged after we had assessed the collection of accounts receivables from customers during the year ended September 30, 2009. We recognized exchange loss of $49,000 for the year ended September 30, 2009, compared with $1.3 million for the same period in fiscal year 2008.

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

Finance Costs, Net. Finance costs, net, decreased to $9.4 million for the year ended September 30, 2009 as compared to $11.0 million for the same period of the prior year, a decrease of $1.7 million or 15.1%. We had $139.2 million in short-term bank loans maturing in less than one year, $16.1 million in long-term bank loans maturing within one year, and $39.5 million in other long-term bank loans maturing in more than one year, outstanding as of September 30, 2009, as compared to $105.6 million in short-term bank loans maturing in less than one year, $8.8 million in long-term bank loans maturing in more than one year, and $55.7 million in other long-term bank loans maturing in more than one year, outstanding as of September 30, 2008. The decrease in net finance costs is mainly attributable to a decrease in the average bank loan interest rates on both our short-term and long-term bank loans during the year ended September 30, 2009, although the outstanding principal amounts of both our short-term and long-term bank loans increased.

Government Grant Income. Government grant income was $636,000 for the year ended September 30, 2009 as compared to $1.8 million for the same period of 2008. Government grant income for the year ended September 30, 2009 mainly consisted of government grant funds of $402,000 to reward Shenzhen BAK for its contributions to the Shenzhen area’s economy and the amortization of deferred revenue of $234,000 in respect of the government subsidies received for the additional cost of land use rights for BAK Industrial Park. No present or future obligation arises from the receipt of such government subsidies. Government grant income was $1.8 million for the year ended September 30, 2008. Government grant income for the year ended September 30, 2008 mainly consisted of government grant funds of $1.0 million to subsidize the interest expenses incurred by the Company in prior years for R&D activities, and $492,000 to reward Shenzhen BAK for its contributions to the Shenzhen area’s economy and the amortization of deferred revenue in respect of the government subsidies received for additional costs of land use rights for BAK Industrial Park.

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

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of September 30, 2010, we had cash and cash equivalents of $22.6 million, as compared to $30.7 million as of September 30, 2009. In addition, we had pledged deposits amounting to $9.4 million and $31.1 million at September 30, 2010 and September 30, 2009, respectively. Typically, banks will require borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from five to twelve months which coincides with the periods the cash remains pledged to the banks. As of September 30, 2010, we had access to $210.9 million in short-term credit facilities and $56.8 million in long-term credit facilities.

As of September 30, 2010, the principal outstanding amounts included short-term bank loans of $137.4 million under credit facilities, long-term bank loans of $11.9 million maturing within one year and long-term bank loans of $29.9 million maturing in over one year, and bills payable of $42.8 million under credit facilities, leaving $62.5 million of short-term funds available under our credit facilities for additional cash needs. In addition, on July 10, 2008, our $60 million shelf registration statement was declared effective by the SEC, pursuant to which we have raised $36.6 million in gross proceeds from sales of common stock and issued common stock warrants exercisable for up to $21.6 million in additional gross proceeds. As $16 million of these warrants were not exercised before their expiration, we may raise up to an additional $17.8 million in gross proceeds from future equity financings under this shelf registration statement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year ended September 30,
	2010	2009	2008
	(In thousands of U.S. dollars)
Net cash (used in) / provided by operating activities	$(6,207)	$38,391	$2,704
Net cash used in investing activities	(23,252)	(41,639)	(50,551)
Net cash provided by / (used in) financing activities	22,465	(1,623)	67,164
Effect of exchange rate changes on cash and cash equivalents	(1,095)	(158)	2,193
Net (decrease) / increase in cash and cash equivalents	(8,089)	(5,029)	21,510
Cash and cash equivalents at the beginning of period	30,678	35,707	14,197
Cash and cash equivalents at the end of period	$22,589	$30,678	$35,707

Operating Activities

Net cash used in operating activities was $6.2 million in the year ended September 30, 2010 compared with net cash provided by operating activities of $38.4 million in the same period in 2009. The decrease of $44.6 million in operating activities was mainly attributable to an increase in prepayments to our lithium cobalt dioxide suppliers. We purchased more lithium cobalt dioxide, the main raw material in our products, in anticipation of the higher future cost of lithium cobalt dioxide as of September 30, 2010, and in the expectation of increased sales in the coming months.

Net cash provided by operating activities was $38.4 million in the year ended September 30, 2009 compared with net cash provided by operating activities of $2.7 million in the same period in 2008. The increase of $35.7 million in operating activities was mainly attributable to longer credit terms we obtained from our suppliers.

Investing Activities

Net cash used in investing activities decreased from $41.6 million in the year ended September 30, 2009 to $23.3 million in the same period in 2010. The net cash used in investing activities for the year ended September 30, 2010, was mainly used for procurement of machinery and equipment for our cylindrical cell production line and our prismatic cell production line and construction of the Research and Development Test Centre in Shenzhen.

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

Financing Activities

Net cash provided by financing activities was $22.5 million in the year ended September 30, 2010 compared to $1.6 million used in financing activities in the same period in 2009. This change was attributable to (i) net proceeds of $19.6 million from a registered direct offering of our common stock completed in October 2009, (ii) a $48.5 million increase in cash deposits at banks as collateral in the year ended September 30, 2010, and (iii) decreased borrowings, net of repayments, of $43.9 million in the year ended September 30, 2010.

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

As of September 30, 2010, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

		Amount
		Borrowed
		(includes
	Maximum	bank loans
	Amount	and bills
	Available	payable)
	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$59,780	$59,780
Shenzhen Development Bank	29,890	22,417
China CITIC Bank	11,956	11,956
Bank of China	67,253	50,545
Bank of Communications	7,472	-
Guangdong Development Bank	13,290	-
Tianjin Branch, Bank of Dalian	5,978	5,683
Industrial Bank	9,341	7,473
Tianjin Branch, China Bohai Bank	5,978	5,978

Subtotal—Short-term credit facilities	$210,938	$163,832

Long-term credit facilities:
Agricultural Bank of China	14,945	14,945
China Development Bank	22,418	7,473
Agricultural Bank of China, Tianjin Jinxin Branch	19,428	19,428

Subtotal—Long-term credit facilities	$56,791	$41,846

Lines of Credit:
Agricultural Bank of China		350
Bank of China		2,945
Guangdong Development Bank		4,482
Tianjin Branch, Bank of Dalian		1,724
Bank of China, Tianjin Branch		335
Shanghai Pudong Development Bank		6,604

Subtotal—Lines of credit		$16,440

Total Principal Outstanding	$267,729	$222,118

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $137.4 million, long-term bank loans of $11.9 million maturing within one year and long-term bank loans of $29.9 million maturing in over one year, and bills payable of $42.9 million.

For presentation purposes, the effect of the increase in bills payable balances is included in operating activities in the statements of cash flows due to their nature.

During the fiscal year 2010, we repaid 19 loans totaling $212.2 million, and entered into 19 new bank loan agreements totaling $193.2 million. During the fourth quarter of fiscal 2010, we repaid one short-term bank loan with Shenzhen Development Bank, Longgang Branch, totaling $3.0 million, and entered into one short-term loan agreement with the same bank totaling $3.0 million under our comprehensive credit facility, bears a floating interest rate equal to 95% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is due on June 14, 2011.

In August 2010, we entered into a new comprehensive credit facility agreement, dated as of June 28, 2010, with Bank of Communications to provide a maximum loan amount of RMB 50 million (approximately $7.5 million). This credit facility agreement is guaranteed by BAK Tianjin and Mr. Xiangqian Li. Loans may be drawn at any time from June 28, 2010 to June 28, 2011. As of September 30, 2010, we had not borrowed any loans under this credit facility.

On August 31, 2010, we renewed a comprehensive credit facility agreement with China Everbright Bank to provide a maximum amount of RMB 120 million (approximately $17.9 million) including RMB 40 million to support bank acceptance bills (instruments commonly used in China that are similar to letters of credit) and RMB 80 million to cover discounts on our notes receivable due to their assignment to certain banks, suppliers, vendors, and other creditors from November 8, 2010 to November 8, 2011. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li.

As of September 30, 2010, we had six outstanding short-term loans under the comprehensive credit facility with Agricultural Bank – Shenzhen Branch totaling approximately $60.0 million, carrying annual interest at 5.31% and 5.0445%, adjusted quarterly. The first loan, of approximately $11.1 million, currently carries annual interest of 5.31% and is due on January 6, 2011. The second loan, of approximately $7.4 million, currently carries annual interest at 5.31% and is due on January 21, 2011. The third loan, of approximately $7.4 million, currently carries annual interest at 5.31% and is due on January 22, 2011. The fourth loan, of approximately $8.8 million, currently carries annual interest at 5.0445% and is due on April 20, 2011. The fifth loan, of approximately $11.1 million, currently carries annual interest at 5.0445% and is due on April 22, 2011. The sixth loan, of approximately $13.3 million, currently carries annual interest at 5.0445% and is due on April 19, 2011. Each of the loan agreements specifically provides for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. We also had borrowed $0.35 million of notes payable separate from our credit agreement with Agricultural Bank – Shenzhen Branch.

As of September 30, 2010, we also had two five-year term loans totaling approximately $14.9 million under the Agricultural Bank – Shenzhen Branch comprehensive credit facility carrying interest at 90% of the benchmark rate of the People’s Bank of China, or PBOC, for three-year to five-year long-term loans. The first loan, of approximately $6.0 million, currently carries annual interest of 5.184% and is due on January 25, 2012. The second loan, of approximately $8.9 million, currently carries annual interest of 5.184% and is due in two installments of approximately $7.4 million on January 25, 2011, and approximately $1.5 million on January 25, 2012, respectively. These five-year term loans are specifically: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $27.9 million as of September 30, 2010; and (iii) secured by the property ownership and land use rights certificates with an aggregate net book value of $111.6 million as of September 30, 2010 in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used at the campus subsequent to such construction.

As of September 30, 2010, we had a credit facility with Shenzhen Branch, China CITIC Bank to provide a maximum loan amount of RMB 80 million (approximately $11.9 million). This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of September 30, 2010, we had borrowed $11.9 million under two loans at floating interest rate of 5.0445%, with a rate in line with the benchmark interest rate adjustment of The People’s Bank of China under this credit facility. The first loan, of approximately $5.9 million, carried floating interest of 5.0445% and is repayable on June 11, 2011. The second loan, of approximately $6.0 million, also carried floating interest of 5.0445% and is also repayable on June 11, 2011.

As of September 30, 2010, we had also borrowed $0.3 million of notes payable outside any credit facility in Bank of China, Tianjin Branch.

As of September 30, 2010, we had a credit facility agreement with Bank of China to provide a maximum loan amount of RMB 450 million (approximately $65.9 million). This credit facility was guaranteed by BAK International and Mr. Xiangqian Li, and also is secured by machinery and equipment with carrying values of approximately $31.8 million as of September 30, 2010. As of September 30, 2010, we had borrowed $22.4 million under one loans carrying annual interest at 5.31% that is payable on March 11, 2011, and $28.1 million of notes payable under this credit facility agreement. We had also borrowed $0.7 million of short-term bank loans and $2.3 million of notes payable separate from the credit facility.

As of September 30, 2010, we had a comprehensive credit facility agreement with Tianjin Branch, China Bohai Bank to provide a maximum loan amount of RMB 40 million (approximately $6.0 million). This credit facility agreement is guaranteed by Shenzhen BAK Battery Co., Ltd. Under the terms of the agreement, loans may be drawn at any time from January 19, 2010 to January 19, 2011. As of September 30, 2010, we had borrowed approximately $6.0 million under the loan agreement which bears a floating interest rate equal to the benchmark rate of the PBOC on the date of the loan agreement and adjusted annually, and which is repayable on January 18, 2011.

As of September 30, 2010, we had a comprehensive credit facility agreement with Shenzhen Development Bank, Longgang Branch, or Shenzhen Development Bank, to provide a maximum loan amount of RMB 200 million (approximately $29.9 million). Loans may be drawn at any time over the one-year period beginning December 31, 2009 and will be due based on each loan agreement. This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and is also secured by $22.4 million of inventory and $1.2 million of machinery and equipment. As of September 30, 2010, we had three outstanding short-term loans under the comprehensive credit facility with Shenzhen Development Bank totaling approximately $22.4 million. The first loan was approximately $3.0 million, is dated December 31, 2009, bears a floating interest rate equal to 95% of the benchmark rate of the People’s Bank of China, or PBOC, on the date of the loan agreement and adjusted quarterly, and is repayable on December 31, 2010. The second loan of approximately $8.9 million is dated January 4, 2010, bears a floating interest rate equal to 95% of the benchmark rate of the People’s Bank of China, or PBOC, on the date of the loan agreement and adjusted quarterly, and is repayable on January 4, 2011. The third loan was approximately $10.5 million, is dated February 3, 2010, bears a floating interest rate equal to 90% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on February 3, 2011.

As of September 30, 2010, we had a six-year long-term loan agreement expiring on December 30, 2015 of RMB 150 million (approximately $22.4 million) with Shenzhen Branch, China Development Bank, or China Development Bank. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. According to the property ownership and land use rights certificate that we obtained in relation to this facility, the certificate may not be pledged without the approval of the relevant government office. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. For further discussion regarding the status of property ownership rights relating to this facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures.” The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li. We had borrowed approximately $7.5 million under a loan agreement dated March 1, 2010, bearing annual interest of 5.90%, adjusted monthly, and repayable within 72 months.

As of September 30, 2010, we had a comprehensive credit facility agreement with Shenzhen Hi-Tech District Branch, Industrial Bank, or Industrial Bank, for a maximum loan amount of RMB 62.5 million (approximately $9.3 million). This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li. Loans may be drawn at any time from March 31, 2010 to December 31, 2010. As of September 30, 2010, we had borrowed approximately $7.5 million under a loan agreement dated January 6, 2010 bearing fixed interest of 4.779%, and which is repayable on December 31, 2010 under this credit facility agreement.

As of September 30, 2010, we had a comprehensive credit facility agreement with Tianjin Branch, Bank of Dalian, or Bank of Dalian, for a maximum loan amount of RMB 40 million (approximately $6.0 million). If we increase paid-up capital by $20 million, then an additional RMB 10 million of credit facilities would be available. If we pay up 50% of our total registered capital, then another additional RMB 10 million of credit facilities would be available. If we pay up all our registered capital, the total amount of available credit under this facility would be RMB 80 million (approximately $12.0 million). This credit facility agreement is guaranteed by Shenzhen BAK and Mr. Xiangqian Li. Loans may be drawn at any time from November 27, 2009 to November 26, 2010. As of September 30, 2010, we had borrowed approximately $5.2 million under two loan agreements. The first loan was approximately $3.0 million, is dated November 27, 2009, bears annual interest of 5.31%, adjusted monthly, and was repayable on November 26, 2010. We repaid the first loan on November 26, 2010. The second loan was approximately $2.2 million, is dated April 27, 2010, bears annual interest of 5.5755%, adjusted monthly, and was repayable on November 26, 2010. We repaid the second loan on November 26, 2010. In addition, $0.4 million of notes payable was issued under this credit facility agreement as of September 30, 2010.

As of September 30, 2010, we had a comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch, or Agricultural Bank – Shenzhen Branch, to provide a maximum loan amount of RMB 550 million (approximately $80.6 million), including RMB 400 million (approximately $58.6 million) of one-year term credit facilities and RMB 150 million (approximately $22.0 million) of five-year term credit facilities. This comprehensive credit facility agreement renewed a predecessor credit facility agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 27, 2008 and governs all loans that were subject to the predecessor agreement at the time of the renewal. New loans may be drawn under this credit facility from November 26, 2009 through November 22, 2010, with the term of the loan established at the time each new loan is drawn, except as to funds borrowed under a loan agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 23, 2006 and effective December 18, 2006, or under the 2006 Loan Agreement, which may be drawn at any time within five years of December 18, 2006, and which will mature five years after such funds are drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans that are subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with Agricultural Bank – Shenzhen Branch relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to Agricultural Bank – Shenzhen Branch relative to its indebtedness to all financial institutions combined (referred to as the “Percentages Undertaking”). The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with Agricultural Bank – Shenzhen Branch or applicable financial institutions and the amount of foreign currencies deposited with Agricultural Bank – Shenzhen Branch or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of Agricultural Bank – Shenzhen Branch prior to the expiration of all loans under this credit facility (this undertaking and the Percentages Undertaking are collectively referred to as the “Undertakings”). The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li, BAK Tianjin, and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park. In the event that Shenzhen BAK breaches any of the Undertakings or any guaranteed party breaches any of its guaranty obligations, Agricultural Bank – Shenzhen Branch may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of all loan amounts governed by this credit facility.

On September 28, 2009, we entered into a guaranty contract with Shanghai Pudong Development Bank to provide guaranty for the loans drawn from September 28, 2009 to August 31, 2010, and the maximum amount for all loans will be less than RMB 30 million (approximately $4.4 million). As of September 30, 2010, we had borrowed approximately $1.5 million under a loan agreement dated October 9, 2009 bearing fixed interest of 5.31%, which was repayable on October 8, 2010, and $5.1 million of notes payable outside any credit facility. On October 8, 2010, we repaid the loan of $1.5 million.

As of September 30, 2010, we had a four-year, long-term loan agreement expiring May 26, 2012 of RMB 130 million (approximately $19.4 million) with Agricultural Bank of China, Tianjin Branch, or Agricultural Bank – Tianjin Branch. This loan agreement is secured by the machinery and equipment purchased for the automated high-power lithium battery cells production line at our Tianjin facility. As of September 30, 2010, we had borrowed $19.4 million under this loan agreement, payable in three installments: (i) RMB 30 million (approximately $4.4 million) on December 26, 2010; (ii) RMB 50 million (approximately $7.5 million) on December 26, 2011; and (iii) RMB 50 million (approximately $7.5 million) on May 26, 2012.

We had negative working capital of $70.8 million as of September 30, 2010, as compared to negative working capital of $46.3 million as of September 30, 2009, an increase in negative working capital of $24.5 million. Current assets as of September 30, 2010 were $194.6 million compared with $220.0 million as of September 30, 2009, a decrease of $25.3 million. Current liabilities as of September 30, 2010 were $265.5 million compared with $266.3 million as of September 30, 2009, a decrease of $0.8 million. We had short-term bank loans maturing in less than one year of $137.4 million and long-term bank loans maturing within one year of $11.9 million as of September 30, 2010, or a total of $149.3 million of loans maturing within one year, as compared to a total of $155.3 million of such loans as of September 30, 2009, a decrease of $6.0 million. We had long-term bank loans maturing in over one year of $29.9 million as of September 30, 2010, as compared to $39.6 million of such loans as of September 30, 2009, a decrease of $9.7 million.

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

Capital Expenditures

We made capital expenditures of $23.2 million, $41.5 million, and $51.2 million in fiscal years 2010, 2009 and 2008, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construction of new factories in Tianjin, China. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Year ended September 30,
	2010	2009	2008
	(In thousands of U.S. dollars)
Construction costs	$13,154	$869	$16,807
Lease prepayment	-	1,077	5,455
Purchase of equipment	10,085	39,561	28,966
Total capital expenditure	$23,239	$41,507	$51,228

We estimate that our total capital expenditures in fiscal year 2011 will reach approximately $35.0 million, to purchase manufacturing equipment for the expansion of our production lines and for the construction of our new Research and Development Test Centre at our Shenzhen facility.

As of September 30, 2010, the Company has substantially completed manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls, and administrative offices comprising 284,085 square meters at the following locations:

Shenzhen	218,178 square meters;
Tianjin	65,907 square meters.

Land use rights certificates have been obtained on the above properties and application for ownership certificates are in process with the relevant governmental authorities in China.

For details on significant construction completed, see “Item 2 – Properties,” in the accompanying notes to the consolidated financial statements.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2010:

	Payment Due by Period
					More
		Less than 1	1-3	3-5	than 5
	Total	year	years	years	years
	(In thousands of U.S. dollars)
Short-term bank loans	$137,418	$137,418	$-	$-	$-
Bills payable	42,854	42,854	-	-	-
Long-term bank loans	41,846	11,956	29,890	-	-
Capital commitments	5,951	5,951	-	-	-
Future interest payment on short-term bank loans	2,978	2,978	-	-	-
Future interest payment on long-term bank loans	4,224	1,815	2,409	-	-
Total	$235,271	$202,972	$32,299	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2010.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of September 30, 2010. As of September 30, 2010, we provided the guarantees for the non-related parties, Nanjing Special Metal Equipment Co., Ltd., Hunan Reshine New Material Ltd, Shenzhen Tongli Hi-tech Co. Ltd., Shenzhen B&G Technology Development Co. Ltd., Shanghai Global Children Products Co. Ltd., Shenzhen Yasu Technology Co. Ltd., Beijing Triolion Technology Co. Ltd. and Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd. The maximum amount of our exposure for these guarantees was $40.2 million and $28.6 million at September 30, 2010 and September 30, 2009, respectively.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended September 30, 2010.

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” for a discussion of our credit facilities and loan agreements.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at September 30, 2010, would decrease net income before provision for income taxes by approximately $1.8 million or 4.9% for the fiscal year ended September 30, 2010. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 98.8% of our revenues and 96.4% of our costs and expenses for the year ended September 30, 2010 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.2% of our assets excluding cash were denominated in RMB as of September 30, 2010. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $9.2 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2010. As of September 30, 2010, our accumulated other comprehensive income was $28.0 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of September 30, 2010 and September 30, 2009, the carrying amount of property, plant and equipment, net was $228.9 million and $219.7 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

We have recognized impairment charges of $7.0 million for the long-lived assets for the fiscal year ended September 30, 2010.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2010 and September 30, 2009, we had not charged off any balances as we had yet to exhaust all means of collection.

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

Pursuant to ASC Topic 718, we have recognized compensation costs of $3.8 million in relation to stock-based awards to our employees and non-employee directors for the fiscal year ended September 30, 2010, as an increase in both the operating costs and shareholder’s equity.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. The ASU amends the guidance on subsequent events in the FASB Accounting Standards Codification to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events, and (3) refine the scope of the disclosure requirements for reissued financial statements. All of the amendments in ASU 2010-09 were effective upon issuance on February 24, 2010, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 has no material impact on our financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We currently are evaluating the impact of the adoption of ASU 2010-13 on our financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605)—Revenue Recognition or ASU 2010-17. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables or ASU 2010- 20. ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. We are currently evaluating the impact of the pending adoption of ASU 2010-20 on our consolidated financial statements.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2010	2009	2008
Balance sheet items as of September 30	6.6912	6.8263	6.8183
Amounts included in the statement of income and comprehensive income / (loss), statement of changes in stockholders’ equity and statement of cash flows for the years ended September 30	6.8120	6.8340	7.0976

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

	Sep 30	June 30	Mar 31	Dec 31	Sep 30	June 30	Mar 31	Dec 31
	2010	2010	2010	2009	2009	2009	2009	2008
	(in thousands of U.S. dollars, except percentage) / Unaudited
Net revenues	$55,594	$58,557	$50,423	$50,228	$57,550	$44,689	$40,815	$68,090
Cost of revenues	$50,286	$59,764	$41,421	$40,668	$49,457	$39,641	$37,793	$57,497
Gross profit / (loss)	$5,307	$(1,207)	$9,002	$9,560	$8,093	$5,048	$3,022	$10,593
Gross profit ratio	9.5%	(2.1% )	17.9%	19.0%	14.1%	11.3%	7.4%	15.6%
Research and development expenses	$1,875	$2,130	$1,625	$1,768	$1,630	$1,472	$1,125	$1,417
Sales and marketing expenses	$2,536	$2,587	$1,705	$2,028	$1,841	$1,581	$1,154	$1,600
Impairment charge	$1,980	$5,058	$-	$-	$-	$-	$-	$-
General and administrative expenses	$6,252	$7,429	$4,819	$8,637	$5,562	$5,551	$4,116	$6,760
Operating (loss) / income	$(7,335)	$(18,411)	$853	$(2,873)	$(940)	$(3,556)	$(3,373)	$816
Finance costs, net	$2,640	$2,022	$2,190	$2,153	$2,256	$1,897	$2,364	$2,839
Other (income, including government grant income) / expenses	$(175)	$(166)	$66	$(362)	$(962)	$131	$(226)	$(108)
(Loss) / income before income taxes	$(9,800)	$(20,267)	$(1,403)	$(4,664)	$(2,234)	$(5,584)	$(5,511)	$(1,915)
Income tax benefit / (expense)	$1,224	$2,004	$(1,146)	$1,272	$875	$413	$(211)	$176
Net (loss) / income	$(8,576)	$(18,263)	$(2,549)	$(3,392)	$(1,359)	$(5,171)	$(5,722)	$(1,739)
Other comprehensive (loss) / income
- Foreign currency translation adjustment	$2,192	$1,297	$(164)	$(108)	$(113)	$(141)	$(261)	$160
Comprehensive (loss) / income	$(6,384)	$(16,966)	$(2,713)	$(3,500)	$(1,472)	$(5,312)	$(5,983)	$(1,579)

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

As of September 30, 2010, our Management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. As of the date of this assessment, our management concluded that through the ongoing remediation efforts from last year, the Company was able to correct numerous internal controls deficiencies. As a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, at a reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, we determined that, as of September 30, 2010, the Company's internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, PKF, has issued an audit report on our internal control over financial reporting. Their audit report is set forth under Item 8 of this Annual Report on Form 10-K.

(c) Remediation Report

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

To remediate the material weaknesses described in ‘‘Management’s Report on Internal Control Over Financial Reporting’’ of the financial report for the fiscal year ended September 30, 2009, we have implemented the following measures in our ongoing efforts to address the internal control deficiencies described above.

We have utilized appropriate training programs on accounting principles and procedures to the Company’s financial personnel, to assure personnel with the sufficient knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. In addition, one of our employees has assumed the full-time position of Manager of Internal Audit of Shenzhen BAK, our principal subsidiary. We have enhanced the self-assessment of our internal control over financial reporting by increasing our periodic independent testing, which would evaluate the adequacy of the design and effectiveness of our internal control procedures.

We also have implemented some procedures to maintain effective control over the accounting for construction in progress assets and the determination of depreciation expense when the assets are ready for their intended use, including the following:

We have transferred construction in progress to cost of property, plant and equipment when it is ready for its intended use, at which time depreciation charges commence thereon. The criteria used to determine when an asset is ready for intended use shall be based on policies that are consistent with U.S. GAAP.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 25, 2010 (the “Effective Date”), the Company entered into an Employment Agreement (the “Employment Agreement”) with Jun Zou, its former Chief Financial Officer, Secretary and Treasurer. Under the terms of the Employment Agreement, Mr. Zou’s term of employment was to end on March 25, 2012, and automatically extend for additional one-year terms, unless terminated in accordance with the Employment Agreement. Mr. Zou’s cash compensation under the Employment Agreement was RMB 192,000 annually (approximately $28,796), plus discretionary bonuses based on performance. Under the Employment Agreement, Mr. Zou was also eligible to participate in any standard employee benefit plan, and could elect to have the Company pay the reasonable cost of membership for Mr. Zou, his spouse, and dependent children not greater than 21 years of age, for a private patient medical plan with a reputable medical expense insurance scheme as the Company would decide from time to time.

The Employment Agreement was subject to termination by the Company for cause at any time. If it was terminated for cause, Mr. Zou would not be entitled to any remuneration except for salary through the date of termination. The Employment Agreement was also subject to termination by the Company without cause upon one month’s notice. If it was terminated without cause by the Company, Mr. Zou was to be entitled to any earned but unpaid salary through the end of the one-month notice period and any earned but unpaid bonus for any calendar year preceding the year in which the termination occurs. In addition, Mr. Zou was required to receive continued payments of his salary after termination under certain circumstances as follows: one month following termination effective prior to the first anniversary of the Effective Date; two months following termination effective prior to the second anniversary of the Effective Date; and three months following termination effective prior to or after the third anniversary of the Effective Date. The Employment Agreement was also subject to termination by Mr. Zou upon one month’s notice. If so terminated, Mr. Zou would not be entitled to any remuneration except for salary through the date of termination. The Employment Agreement further provided that Mr. Zou was not entitled to severance benefits upon termination under any of the foregoing circumstances.

On September 30, 2010, Mr. Zou formally notified the Company of his decision to resign for personal reasons, and requested that the Company accept his resignation. On November 29, 2010, the Board of Directors of the Company resolved to approve Mr. Zou’s resignation, with his resignation to be effective as of December 10, 2010. Pursuant to the above, the Employment Agreement terminated on December 10, 2010.

This description of the Employment Agreement is only a summary of certain terms therein and is qualified in its entirety by reference to the Employment Agreement, a copy of which is attached as Exhibit 10.5 hereto.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 9 of Part III is included in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The other information required by this item will be contained in our proxy statement to be filed for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS

The information required by Item 11 of Part III is included in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 12 of Part III is included in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 13 of Part III is included in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

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

4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2009)
10.1

Letter Agreement between the Registrant and Tony Shen, dated October 15, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2009)

10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2009)

10.3

Placement Agent Agreement between the Registrant and Cowen and Company, LLC, dated October 21, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2009)

10.4

Nonqualified Stock Option Agreement between the Registrant and Jun Zou, dated as of March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 25, 2010)

10.5	Employment Agreement between the Registrant and Jun Zou, dated March 25, 2010
10.6

Form of Settlement Agreement between the Registrant and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2008)

10.7

Form of Settlement Agreement between the Registrant and Chinamerica Fund, LP, dated March 13, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

10.8

Form of Settlement Agreement between the Registrant and The Pinnacle Fund, L.P., dated March 21, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10- Q filed with the Commission on May 12, 2008)

10.9	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2008)
10.10

Placement Agency Agreement between the Registrant and Brean Murray, Carret & Co., LLC, accepted August 22, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2008)

10.11

Amendment to Placement Agency Agreement between the Registrant and Brean Murray, Carret & Co., LLC, dated August 22, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2008)

10.12	Form of Securities Purchase Agreement, dated November 5, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)
10.13

Delivery of Make Good Shares, Settlement and Release Agreement, by and among China BAK Battery, Inc., Xiangqian Li, and BAK International, Ltd., dated October 22, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)

10.14

Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Pingshan Branch, Shenzhen Development Bank, dated December 14, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)

10.15

Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Shenzhen Pingshan Branch, Shenzhen Development Bank, dated December 20, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2008)

10.16

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

10.18

Summary of Loan Agreement, by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Hi- tech Industrial Park Branch, Industrial Bank Co., Ltd, dated March 25, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

10.19

Loan certificate with Shenzhen Hi-tech Industrial Park Branch, Industrial Bank Co., Ltd, dated March 25, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

10.20

Loan certificate with Shenzhen Branch, Bank of China, dated March 27, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

10.21

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

10.25	Summary of Guaranty Contract of Maximum Amount between BAK International Limited and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.26	Summary of Guaranty Contract of Maximum Amount between Xiangqian Li and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.27	Supplemental Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Agricultural Bank of China, dated August 6, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.28	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated September 17, 2008 (incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 12, 2008)
10.29	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated September 19, 2008 (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 12, 2008)
10.30	Credit Loan Certificate between Bank of China and Shenzhen BAK Battery Co., Ltd., dated August 19, 2008 (incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10- K filed with the Commission on December 12, 2008)
10.31	Credit Loan Certificate between Bank of China, Shenzhen Branch and Shenzhen BAK Battery Co., Ltd., dated August 29, 2008 (incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 12, 2008)
10.32	Guaranty Contract of Maximum Amount among BAK International (Tianjin) Limited, BAK International Limited, Xiangqian Li, and Shenzhen Eastern Branch, Agricultural Bank of China, dated September 17, 2008 (incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 12, 2008)
10.33	Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Caitian Branch, Bank of Communications, dated April 26, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.34	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Caitian Branch, Bank of Communications, dated June 22, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.35	Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Caitian Branch, Bank of Communications, dated April 26, 2009 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.36	Summary of Guaranty Contract of Maximum Amount by and between BAK International (Tianjin) Limited and Shenzhen Caitian Branch, Bank of Communications, dated April 26, 2009 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.37	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated June 2, 2009 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.38	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated May 26, 2009 (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.39	Summary of Chattel Mortgage Contract by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated May 26, 2009 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.40	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 15, 2009 (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.41	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 18, 2009 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.42	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 22, 2009 (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.43	Summary of Chattel Mortgage Contract Mortgage Contract by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 22, 2009 (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)
10.44	Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 26, 2009 (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)

10.45

Summary of Chattel Mortgage Contract by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated June 26, 2009 (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)

10.46

Supplemental Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co. Ltd., dated May 21, 2009 (incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)

10.47

Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2008)

10.48

Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated January 6, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.49

Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Nanshan Branch, China Everbright Bank, dated January 21, 2009 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.50

Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank, dated February 13, 2009 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.51

Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank, dated February 25, 2009 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.52

Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank, dated March 6, 2009 (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.53

Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Branch, China CITIC Bank, dated February 13, 2009 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.54

Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Branch, China CITIC Bank, dated February 2009 (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.55

Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated March 4, 2009 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.56

Summary of Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch, dated March 13, 2009 (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.57

Summary of Loan Certificate between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch, dated March 31, 2009 (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.58

Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Branch, Bank of China, dated March 4, 2009 (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.59

Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Branch, Bank of China, dated March 4, 2009 (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.60

Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, Bank of China, dated March 4, 2009 (incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.61

Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.62

Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank, dated March 9, 2009 (incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.63

Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 8, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.64

Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 16, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.65

Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.66

Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.67

Summary of Guaranty Contract of Maximum Amount Pledge by and between BAK International Limited and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.68

Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.69

Summary of Guaranty Contract of Maximum Amount by and between BAK International (Tianjin) Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.70

Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated December 2, 2008 (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.71

Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated December 15, 2008 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.72

Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated December 18, 2008 (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.73

Summary of Comprehensive Credit Facility Agreement of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2008)

10.74

Summary of Guaranty Contract of Maximum Amount by and among Xiangqian Li, BAK International (Tianjin) Limited, BAK International Limited, and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2008)

10.75

Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2008)

10.76

Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated October 15, 2008 (incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.77

Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated October 17, 2008 (incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.78

Summary of Loan Agreement by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated October 31, 2008 (incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.79

Summary of Comprehensive Credit Facility Agreement of Maximum Amount between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.80

Summary of Guaranty Contract of Maximum Amount between BAK International Limited and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.81

Summary of Guaranty Contract of Maximum Amount between Xiangqian Li and Shenzhen Branch, China CITIC Bank Co., Ltd., dated May 9, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.82

Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China, dated July 17, 2009 (incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 14, 2009)

10.83	Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, effective July 22, 2009 (incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 14, 2009)
10.84	Summary of Loan Agreement between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China, effective July 23, 2009 (incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 14, 2009)
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 12, 2008)
23.1	Consent of PKF Hong Kong
24.1	Power of Attorney (included on signature page)
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated June 28, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Caitian Branch, Bank of Communications
99.2	Guaranty Contract of Maximum Amount (English summary), dated June 28, 2010, between BAK International (Tianjin) Limited and Shenzhen Caitian Branch, Bank of Communications
99.3	Guaranty Contract of Maximum Amount (English summary), dated June 28, 2010, between Xiangqian Li and Shenzhen Caitian Branch, Bank of Communications
99.4	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated August 31, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Nanshan Branch, China Everbright Bank
99.5	Guaranty Contract of Maximum Amount (English summary), dated August 31, 2010, between BAK International Limited and Shenzhen Nanshan Branch, China Everbright Bank
99.6	Guaranty Contract of Maximum Amount (English summary), dated August 31, 2010, between Xiangqian Li and Shenzhen Nanshan Branch, China Everbright Bank
99.7	Loan Agreement (English summary), dated August 4, 2010, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd.

FINANCIAL STATEMENTS

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
SEPTEMBER 30, 2010, 2009 AND 2008

CHINA BAK BATTERY, INC.
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
China BAK Battery, Inc.:

We have audited the accompanying consolidated balance sheets of China BAK Battery, Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income/(loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We also have audited the Company's internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The accompanying financial statements have been prepared assuming the Company, as we fully expect , will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has a working capital deficiency and accumulated deficit from net losses incurred for each of the three years in the period ended September 30, 2010. These factors raise doubts about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also discussed in note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PKF
Certified Public Accountants
Hong Kong
December 14, 2010

China BAK Battery, Inc. and subsidiaries
Consolidated balance sheets
As of September 30, 2009 and 2010

(In US$)

	Note		2009	2010

Assets
Current assets
Cash and cash equivalents			$30,678,352	$22,588,635
Pledged deposits	3		31,115,109	9,425,838
Trade accounts receivable, net	4		83,291,698	86,198,239
Inventories	5		65,535,384	64,048,366
Prepayments and other receivables	6		4,632,424	5,513,221
Assets held for sale	8		803,648	-
Deferred tax assets	7	(b)	3,894,703	6,887,723

Total current assets			219,951,318	194,662,022

Property, plant and equipment, net	9, 22		219,684,994	228,884,576
Lease prepayments, net	10		32,165,629	31,924,396
Intangible assets, net	11		239,487	184,367
Deferred tax assets	7	(b)	42,911	1,680,348

Total assets			$472,084,339	$457,335,709

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated balance sheets
As of September 30, 2009 and 2010 (continued)

(In US$)

	Note		2009	2010

Liabilities
Current liabilities
Short-term bank loans	12		$139,159,380	$137,418,187
Current maturities of long-term bank loans	13		16,114,146	11,956,002
Accounts and bills payable			92,571,516	93,724,448
Accrued expenses and other payables	14		18,425,271	22,411,066

Total current liabilities			266,270,313	265,509,703

Long-term bank loans, less current maturities	13		39,552,906	29,890,004
Deferred revenue	15		7,441,806	7,352,941
Other long-term payables			1,940,217	3,431,373
Deferred tax liabilities	7	(b)	278,227	718,912

Total liabilities			315,483,469	306,902,933

Commitments and contingencies	22

Shareholders’ equity
Ordinary shares US$ 0.001 par value; 100,000,000 authorized; 57,737,481 and 63,612,526 issued and outstanding as of September 30, 2009 and 2010 respectively			57,738	63,613
Donated shares			14,101,689	14,101,689
Additional paid-in capital			101,161,455	124,551,522
Statutory reserves			7,227,195	7,314,565
Retained earnings / (accumulated deficit)			13,328,115	(19,542,138)
Accumulated other comprehensive income			24,791,288	28,010,135
			160,667,480	154,499,386
Less: Treasury shares			(4,066,610)	(4,066,610)

Total shareholders’ equity			156,600,870	150,432,776

Total liabilities and shareholders’ equity			$472,084,339	$457,335,709

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of operations and comprehensive income / (loss)
For the years ended September 30, 2008, 2009 and 2010

(In US$)

	Note		2008	2009	2010

Net revenues	24		$245,347,569	$211,143,971	$214,802,914
Cost of revenues	9,19		(214,441,714)	(184,387,559)	(192,139,516)
Gross profit			30,905,855	26,756,412	22,663,398
Operating expenses:
Research and development expenses	9, 19		(6,252,106)	(5,643,369)	(7,398,171)
Sales and marketing expenses	9, 19		(5,802,655)	(6,176,294)	(8,856,674)
General and administrative expenses	9, 19		(19,347,625)	(21,989,400)	(27,137,264)
Impairment charge	9		-	-	(7,038,486)
Total operating expenses			(31,402,386)	(33,809,063)	(50,430,595)
Operating loss			(496,531)	(7,052,651)	(27,767,197)
Finance costs, net	18		(11,020,808)	(9,355,983)	(9,005,984)
Government grant income			1,774,375	636,468	713,858
Other income / (expense)			757,151	528,091	(77,409)
Loss before income taxes			(8,985,813)	(15,244,075)	(36,136,732)
Income taxes benefits	7	(a)	1,045,213	1,252,582	3,353,849
Net loss			$(7,940,600)	$(13,991,493)	$(32,782,883)
Other comprehensive income / (loss)
- Foreign currency translation adjustment			15,261,406	(354,867)	3,218,847
Comprehensive income / (loss)			$7,320,806	$(14,346,360)	$(29,564,036)

Net loss per share:
- Basic	17		$(0.15)	$(0.25)	$(0.53)
- Diluted	17		$(0.15)	$(0.25)	$(0.53)
Weighted average number of ordinary shares:
- Basic	17		52,313,768	56,964,129	62,438,155
- Diluted	17		52,313,768	56,964,129	62,438,155

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of shareholders’ equity
For the years ended September 30, 2008, 2009 and 2010

(In US$)

							Retained	Accumulated			Total
	Ordinary shares						Earnings /	other	Treasury shares		share-
		Number of		Donated	Additional	Statutory	(Accumulated	comprehensive	Number of		holders’
	Note	shares	Amount	shares	paid-in capital	reserves	deficit)	income	shares	Amount	equity

Balance as of October 1, 2007		49,250,853	$49,251	$7,955,358	$66,355,151	$6,426,977	$36,060,426	$9,884,749	—	$—	$126,731,912

2005 escrow shares donated by Mr. Xiangqian Li		—	—	6,146,331	—	—	—	—	(1,089,775)	(6,146,331)	—

2005 escrow shares settlement		—	—	—	(2,079,721)	—	—	—	368,745	2,079,721	—

Net loss		—	—	—	—	—	(7,940,600)	—	—	—	(7,940,600)

Share-based compensation for employee stock option awards and issuance of restricted stock	20	—	—	—	3,780,074	—	—	—	—	—	3,780,074

Exercise of stock options awards	20	277,500	278	—	1,502,980	—	—	—	—	—	1,503,258

Issuance of common stock to employees	20	530,560	530	—	(530)	—	—	—	—	—	—

Issuance of common stock to non-employee directors	20	15,000	15	—	(15)	—	—	—	—	—	—

Issuance of new common stock		7,602,568	7,603	—	27,728,347	—	—	—	—	—	27,735,950

Appropriation to statutory reserves		—	—	—	—	490,966	(490,966)	—	—	—	—

Foreign currency translation adjustment		—	—	—	—	—	—	15,261,406	—	—	15,261,406

Balance as of September 30, 2008		57,676,481	$57,677	$14,101,689	$97,286,286	$6,917,943	$27,628,860	$25,146,155	(721,030)	$(4,066,610)	$167, 072,000

Net loss		—	—	—	—	—	(13,991,493)	—	—	—	(13,991,493)

Share-based compensation for employee stock option awards	20	—	—	—	3,724,901	—	—	—	—	—	3,724,901

Exercise of stock options awards	20	46,000	46	—	150,283	—	—	—	—	—	150,329

Issuance of common stock to non-employee directors	20	15,000	15	—	(15)	—	—	—	—	—	—

Appropriation to statutory reserves		—	—	—	—	309,252	(309,252)	—	—	—	—

Foreign currency translation adjustment		—	—	—	—	—	—	(354,867)	—	—	(354,867)

Balance as of September 30, 2009		57,737,481	$57,738	$14,101,689	$101,161,455	$7,227,195	$13,328,115	$24,791,288	(721,030)	$(4,066,610)	$156,600,870

Net loss		—	—	—	—	—	(32,782,883)	—	—	—	(32,782,883)

Share-based compensation for employee stock option awards	20	—	—	—	3,779,861	—	—	—	—	—	3,779,861

Exercise of stock options awards	20	70,045	70	—	226,527	—	—	—	—	—	226,597

Issuance of common stock to non-employee directors	20	15,000	15	—	(15)	—	—	—	—	—	—

Issuance of new common stock		5,790,000	5,790	—	19,383,694	—	—	—	—	—	19,389,484

Appropriation to statutory reserves		—	—	—	—	87,370	(87,370)	—	—	—	—

Foreign currency translation adjustment		—	—	—	—	—	—	3,218,847	—	—	3,218,847

Balance as of September 30, 2010		63,612,526	$63,613	$14,101,689	$124,551,522	$7,314,565	$(19,542,138)	$28,010,135	(721,030)	$(4,066,610)	$150,432,776

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2008, 2009 and 2010

(In US$)

	2008	2009	2010
Cash flow from operating activities
Net loss	$(7,940,600)	$(13,991,493)	$(32,782,883)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	13,249,392	12,831,899	18,405,220
Provision for doubtful debts	1,943,006	7,724,963	10,441,329
Provision for obsolete inventories	609,950	928,915	4,718,878
Share-based compensation	3,780,074	3,724,901	3,779,861
Impairment charge	-	-	7,038,486
Loss of disposal of property, plant and equipment	194,572	6,534	-
Deferred income taxes	(1,152,379)	(2,024,214)	(4,042,898)
Deferred revenue	(281,786)	(234,124)	(234,880)
Exchange loss / (gain)	1,326,524	(48,541)	1,327,757

Changes in operating assets and liabilities:
Trade accounts receivable	(14,600,168)	(8,375,251)	(11,067,143)
Inventories	(2,223,341)	1,043,668	(1,933,678)
Prepayments and other receivables	(2,564,878)	383,283	(1,389,859)
Accounts and bills payable	6,934,131	36,331,394	(1,105,063)
Accrued expenses and other payables	3,429,849	89,892	637,114

Net cash provided by / (used in) operating activities	2,704,346	38,391,826	(6,207,759)

Cash flow from investing activities

Purchases of property, plant and equipment	(45,774,710)	(40,431,374)	(23,238,506)
Payment of lease prepayment	(5,454,339)	(1,077,342)	-
Proceeds from disposal of property, plant and equipment	786,401	10,716	-
Purchases of intangible assets	(108,501)	(140,672)	(13,922)

Net cash used in investing activities	$(50,551,149)	$(41,638,672)	$(23,252,428)

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2008, 2009 and 2010 (continued)

(In US$)

	2008	2009	2010
Cash flow from financing activities
Proceeds from borrowings	$159,913,210	$176,316,019	$193,152,786
Repayment of borrowings	(122,576,645)	(151,448,641)	(212,179,677)
Decrease / (increase) in pledged deposits	588,058	(26,640,989)	21,876,480
Proceeds from issuance of capital stock, net	29,239,208	150,329	19,616,081
Net cash provided by / (used in) financing activities	67,163,831	(1,623,282)	22,465,670
Effect of exchange rate changes on cash and cash equivalents	2,193,293	(158,354)	(1,095,200)
Net increase / (decrease) in cash and cash equivalents	21,510,321	(5,028,482)	(8,089,717)
Cash and cash equivalents at the beginning of year	14,196,513	35,706,834	30,678,352
Cash and cash equivalents at the end of year	$35,706,834	$30,678,352	$22,588,635
Supplemental disclosure of cash flow information:
Cash received during the year for:
Bills receivable discounted to banks	$18,000,115	$27,147,571	$25,925,312
Cash paid during the year for:
Income taxes	$141,918	$625,817	$843,781
Interest, net of amounts capitalized	$9,615,904	$9,046,153	$8,969,570
Non-cash movements affecting financing transactions:
2005 escrow shares donated by Mr. Xiangqian Li	$6,146,331	$-	$-
2005 escrow shares settlement	$2,079,721	$-	$-
Government grants to subsidize additional cost of land use rights	$7,889,991	$-	$-

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010

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

The shares of the Company were traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, when the Company obtained approval to list its common stocks on The NASDAQ Global Market, and trading commenced that same date under the symbol "CBAK".

Basis of Presentation and Organization

As of September 30, 2010, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; and vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008. As of September 30, 2010, BAK International beneficially owned 100% of BAK India partly through a nominee agreement with one of its employees.

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

Pursuant to Shenzhen BAK’s articles of association and relevant PRC regulations, BAK International was required to contribute about US$5.72 million to Shenzhen BAK as capital (representing 7% of Shenzhen BAK’s registered capital) no later than October 2008. On May 5, 2009, an approval from Shenzhen Bureau of Trade and Industry was obtained to reduce the required registered capital to US$76,877,480, which had been fully paid up, and on June 22, 2009, an updated business license of Shenzhen BAK from the Business Administration Bureau of Shenzhen was obtained. On December 25, 2009, BAK International contributed approximately US$10,122,520 capital to Shenzhen BAK and as of September 30, 2010, the total contribution from BAK International and Shenzhen BAK’s registered capital was US$87,000,000.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

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

Also on January 20, 2005, immediately prior to consummating the share swap transaction, BAK International executed a private placement of its common stocks with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of US$17,000,000. In conjunction with this financing, Mr. Xiangqian Li, the Chairman and Chief Executive Officer of the Company, agreed to place 2,179,550 shares of the Company's common stock owned by him into an escrow account pursuant to an Escrow Agreement dated January 20, 2005 (the “Escrow Agreement”). Pursuant to the Escrow Agreement, 50% of the escrowed shares were to be released to the investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2005 was not at least US$12,000,000, and the remaining 50% were to be released to investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2006 was not at least US$27,000,000. If the audited net income of the Company for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr. Xiangqian Li in the amount of 50% upon reaching the 2005 target and the remaining 50% upon reaching the 2006 target.

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
As of September 30, 2008, 2009 and 2010 (continued)

Basis of Presentation and Organization (continued)

While the 1,089,775 escrow shares relating to the 2005 performance threshold were previously released to Mr. Xiangqian Li, Mr. Xiangqian Li executed a further undertaking on August 21, 2006 to return those shares to the escrow agent for the distribution to the relevant investors. However, such shares were not returned to the escrow agent, but, pursuant to a Delivery of Make Good Shares, Settlement and Release Agreement between the Company, BAK International and Mr. Xiangqian Li entered into on October 22, 2007 (the “Li Settlement Agreement”), such shares were ultimately delivered to the Company as described below. Because the Company failed to satisfy the performance threshold for the fiscal year ended September 30, 2006, the remaining 1,089,775 escrow shares relating to the fiscal year 2006 performance threshold were released to the relevant investors. As Mr. Xiangqian Li has not retained any of the shares placed into escrow, and as the investors party to the Escrow Agreement are only shareholders of the Company and do not have and are not expected to have any other relationship to the Company, the Company has not recorded a compensation charge for the years ended September 30, 2005 and 2006.

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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of September 30, 2010 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

The Company’s consolidated financial statements have been prepared under accounting principles generally accepted in the United States of America (“US GAAP”).

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

Basis of Presentation and Organization (continued)

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

The Company has a working capital deficiency and accumulated deficit from net losses incurred for each of the three years in the fiscal year ended September 30, 2010. These factors may raise doubts about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company accordingly has developed a strategic plan to generate a positive cash flow from operating activities for the fiscal year ending September 30, 2011 (the “FY2011 Turnaround Plan”). Under the FY2011 Turnaround Plan, the Company will implement cost reductions on both manufacturing costs and operating expenses to improve profit margins as well as reduce receivable turnover days through stronger credit controls.

On November 29, 2010, BAK Tianjin received a government subsidy of approximately US$7.5 million for its automated high-power lithium battery project from the National Development and Reform Commission and the Ministry of Industry and Information Technology.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

2	Summary of Significant Accounting Policies and Practices

(a)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

(b)	Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of September 30, 2009 and 2010, there were no cash equivalents.

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

Inventories are stated at the lower of cost or market. The cost of inventories is determined using weighted average cost method, and includes expenditure incurred in acquiring the inventories and bringing them to their existing location and condition. In case of finished goods and work in progress, cost includes an appropriate share of production overhead based on normal operating capacity.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

(f)

Property, Plant and Equipment

Property, plant and equipment (except construction in progress) are stated at cost less accumulated depreciation and impairment charge. Depreciation is calculated based on the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

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

A long-lived asset to be disposed of by abandonment continues to be classified as held and used until it is disposed of.

(g)	Lease Prepayments

Lease prepayments represent the cost of land use rights in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years.

(h)	Foreign Currency Transactions and Translation

The reporting currency of the Company is the United States dollar (“US dollar”). Transactions denominated in currencies other than US dollar are translated into US dollar at the average rates for the period. Monetary assets and liabilities denominated in currencies other than US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in other (expenses) / income in the statement of operations and comprehensive income / (loss).

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
As of September 30, 2008, 2009 and 2010 (continued)

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

September 30, 2010
Balance sheet	RMB 6.6912 to US$1.00
Statement of operations and comprehensive income / (loss)	RMB 6.8120 to US$1.00

September 30, 2009
Balance sheet	RMB 6.8263 to US$1.00
Statement of operations and comprehensive income / (loss)	RMB 6.8340 to US$1.00

September 30, 2008
Balance sheet	RMB 6.8183 to US$1.00
Statement of operations and comprehensive income / (loss)	RMB 7.0976 to US$1.00

(i)	Intangible Assets

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
As of September 30, 2008, 2009 and 2010 (continued)

(k)	Revenue Recognition

The Company recognizes revenue on product sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on the majority of the products of Shenzhen BAK, BAK Electronics and BAK Tianjin at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns, which is based on historical sales returns data, is the Company’s best estimate of the amount of goods that will be returned from its customers.

(l)	Cost of Revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventories to lower of cost and market is also recorded in cost of revenues.

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

(n)	Research and Development and Advertising Expenses

Research and development and advertising expenses are expensed as incurred. Research and development expenses consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development. Advertising expenses, included in sales and marketing expenses, amounted to US$22,232, US$32,205 and US$127,672 for the years ended September 30, 2008, 2009 and 2010 respectively.

(o)	Bills Payable

Bills payable represent bills issued by financial institutions to the Company’s vendors. The Company’s vendors receive payments from the financial institutions directly upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

(p)	Government Grants

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The grants are used for purchases of assets, to subsidize the research and development expenses incurred, for compensation expenses already incurred or for good performance of the Company.

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

Government grants of US$794,635 and US$614,107 were offset against the finance costs for the years ended September 30, 2008 and 2009, respectively. No government grants were offset against the finance costs for the year ended September 30, 2010. Government grants recorded as deferred income (Note 14(b)) amounted to US$637,864 and US$687,470 as of September 30, 2009 and 2010, respectively.

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

During the year ended September 30, 2010, the Company recorded government grant income of US$713,858. US$478,978 of the grant was received to reward the Company’s research on the special lithium battery projects of China and US$234,880 represented amortization of government subsidies received in relation to the additional cost of land use rights of BAK Industrial Park (Note 15).

(q)	Share-based Compensation

The Company adopted the provisions of ASC Topic 718 (previously SFAS No. 123R) which requires the Company to measure and recognize compensation expenses for an award of equity instrument based on the grant-date fair value. The cost is recognized over the vesting period (or the requisite service period). ASC Topic 718 also requires the Company to measure the cost of a liability-classified award based on its current fair value. The fair value of the award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period are recognized as compensation cost over that period. Further, ASC Topic 718 requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Valuation Model. The expected volatility was based on the historical volatilities of the Company’s listed common stocks in the United States and other relevant market information. The Company uses historical data to estimate share option exercises and employee departure behavior used in the valuation model. The expected terms of share options granted is derived from the output of the option pricing model and represents the period of time that share options granted are expected to be outstanding. Since the share options once exercised will primarily trade in the U.S. capital market, the risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

(r)	Retirement and Other Postretirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses in the statement of operations and comprehensive income / (loss) as and when the related employee service is provided.

(s)	Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the period.

(t)	Use of Estimates

The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of long-lived assets; valuation allowance for obsolete inventories, receivables and deferred tax assets; provision for sales returns; valuation of share-based compensation expense; and fair value assessment of financial guarantees. Actual results could differ from those estimates.

(u)	Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of Li-ion rechargeable batteries (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by ASC Topic 280 “Segment Reporting” (previously SFAS No. 131).

(v)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

(w)	Recently Issued Accounting Standards

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of ASU 2009-13 is not expected to have a material effect on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06 that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15,
2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 has no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements, or ASU 2010-09. The ASU amends the guidance on subsequent events in the FASB Accounting Standards Codification to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events, and (3) refine the scope of the disclosure requirements for reissued financial statements. All of the amendments in ASU 2010-09 were effective upon issuance on February 24, 2010, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 has no material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force, or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605)—Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2010-17 on its financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables, or ASU 2010- 20. ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. The Company is currently evaluating the impact of the adoption of ASU 2010-20 on its financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

3	Pledged Deposits

Pledged deposits as of September 30, 2009 and 2010 consist of the following:

	2009	2010

Pledged deposits with banks for:
Construction payable	$893,603	$463,410
Short-term bank loans	7,137,307	658,508
Bills payable	23,084,199	8,303,920
	$31,115,109	$9,425,838

Deposits pledged for construction payable are generally released when the relevant constructions are completed.

4	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2009 and 2010 consist of the following:

	2009	2010
Trade accounts receivable	$84,133,865	$98,625,901
Less: Allowance for doubtful accounts	(13,081,331)	(23,354,925)
	71,052,534	75,270,976
Bills receivable	12,239,164	10,927,263
	$83,291,698	$86,198,239

An analysis of the allowance for doubtful accounts for the years ended September 30, 2008, 2009 and 2010 is as follows:

	2008	2009	2010

Balance at beginning of year	$3,021,617	$5,351,244	$13,081,331
Addition of bad debt expense, net	1,943,139	7,727,643	9,828,549
Foreign exchange adjustment	386,488	2,444	445,045

Balance at end of year	$5,351,244	$13,081,331	$23,354,925

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

5	Inventories

Inventories as of September 30, 2009 and 2010 consist of the following:

	2009	2010

Raw materials	$18,476,929	$18,357,473
Work-in-progress	10,488,114	6,771,843
Finished goods	40,217,837	47,458,604

	69,182,880	72,587,920
Provision for obsolete inventories	(3,647,496)	(8,539,554)

	$65,535,384	$64,048,366

Part of the Company’s inventories with carrying value of US$21,973,836 and US$22,417,504 as of September 30, 2009 and 2010, respectively, was pledged as collateral under certain loan agreements (see Note 12).

6	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2009 and 2010 consist of the following:

	2009	2010

Prepayments for raw materials and others	$1,437,115	$2,198,770
Other receivables	3,202,149	3,952,530
Less: Allowance for doubtful accounts	(6,840)	(638,079)

	$4,632,424	$5,513,221

7	Income Taxes

United States Tax

China BAK is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the years ended September 30, 2008, 2009 and 2010. The statutory tax rate for each of the years ended September 30, 2008, 2009 and 2010 is 35%.

Canada States Tax

BAK Canada is subject to Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the years ended September 30, 2008, 2009 and 2010. The statutory tax rate for each of the years ended September 30, 2008, 2009 and 2010 is 38%.

German States Tax

BAK Europe is subject to Germany tax law. No provision for income taxes in German has been made as BAK Europe had no taxable income for the years ended September 30, 2008, 2009 and 2010. The statutory tax rate for each of the years ended September 30, 2008, 2009 and 2010 is 25%.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

India Tax

BAK India is subject to India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the years ended September 30, 2008, 2009 and 2010. The statutory tax rate for each of the years ended September 30, 2008, 2009 and 2010 is 30%.

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

BAK Electronics, established in August 2005, has been eligible for the same preferential tax treatment previously applicable to Shenzhen BAK and was in the tax holiday and fully exempt from any enterprise income tax for calendar years 2006 and 2007 followed by a three-year 50% reduction in its enterprise income tax rate. In addition, pursuant to the transition period of the New CIT Law and before considering the above-mentioned 50% reduction, BAK Electronics’ income tax rates for calendar years 2009, 2010 and 2011 are expected to be 20%, 22% and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, BAK Electronics’ income tax rate after consideration of its tax holiday are expected to be 10%, 11% and 24% for calendar years 2009, 2010 and 2011, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the current year due to cumulative tax losses.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

(a)	Income taxes in the consolidated statements of operations and comprehensive income/ (loss)

Income taxes consist of:

	2008	2009	2010

Current tax	$107,166	$771,632	$689,049
Deferred tax	(1,152,379)	(2,024,214)	(4,042,898)
Income tax benefit	$(1,045,213)	$(1,252,582)	$(3,353,849)

Substantially all of the Company’s loss before income taxes and related tax benefit are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income / (loss) differ from the amounts computed by applying the US statutory income tax rate of 35% to loss before income taxes for the three years ended September 30, 2008, 2009 and 2010 for the following reasons:

	2008	2009	2010

Loss before income taxes	$(8,985,813)	$(15,244,075)	$(36,136,732)

Computed “expected” income tax expense at 35%	(3,145,034)	(5,335,426)	(12,647,856)
Change in the balance of the valuation allowance for deferred tax assets	464,569	802,066	2,076,708
Deferred tax due to the enacted tax rate change	(697,928)	-	-
Loss of tax credit due to change of tax law	224,804	-	-
Foreign tax rate differential	(204,968)	(147,896)	723,721
Non-taxable income	(800,440)	(1,070,181)	(2,001,405)
Non-deductible expenses
- Share-based compensation	1,323,026	1,303,715	1,373,963
- Other non-deductible expenses	1,984,161	3,053,752	7,216,413
Under-provision in previous year	-	244,417	62,810
Preferential tax rate and tax holiday	(193,403)	(103,029)	(158,203)

Actual income tax benefit	$(1,045,213)	$(1,252,582)	$(3,353,849)

Shenzhen BAK and BAK Electronics received in aggregate tax benefit of US$193,403, US$103,029 and US$158,203, or US$0.004, US$0.002 and US$0.004 per basic share pursuant to their tax holiday and preferential tax rate for the three years ended September 30, 2008, 2009 and 2010 respectively.

The significant components of deferred income tax benefits for the three years ended September 30, 2008, 2009 and 2010 are as follows:

	2008	2009	2010

Deferred tax income	$(1,616,948)	$(2,826,280)	$(8,406,840)
Valuation allowance for deferred tax assets	464,569	802,066	4,363,942
	$(1,152,379)	$(2,024,214)	$(4,042,898)

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

(b)	Deferred taxation

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2009 and 2010 are presented below:

	2009	2010
Deferred tax assets

Short-term
Trade accounts receivable	$2,862,981	$5,464,190
Inventories	627,422	1,913,274
Accrued expenses and other payables	404,300	483,414
Valuation allowance	-	(973,155)
Short-term deferred tax assets	3,894,703	6,887,723

Long-term
Property, plant and equipment	42,911	2,241,976
Net operating loss carried forward	1,383,591	4,212,750
Valuation allowance	(1,383,591)	(4,774,378)

Long-term deferred tax assets	42,911	1,680,348

Total net deferred tax assets	$3,937,614	$8,568,071

Deferred tax assets / (liabilities):

Long-term
Intangible assets	$147,686	$14,398
Property, plant and equipment	(425,913)	(733,310)

Long-term deferred tax liabilities	$(278,227)	$(718,912)

Net deferred tax assets	$3,659,387	$7,849,159

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets as of September 30, 2009 and 2010 are more likely than not to be realized, except for the deferred tax assets relating to the net operating loss carried forward incurred by the Company and its subsidiaries, and provision of impairment charge for assets and allowance for trade accounts receivable and obsolete inventories of a subsidiary.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

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

In order to fully realize the deferred tax asset of US$1,094,477 arising from the net operating loss carried forward of US$4,377,908 incurred by BAK Electronics and of US$1,534,783 arising from the provision of impairment charge for assets and allowance for trade accounts receivable and obsolete inventories, BAK Electronics will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2013 through 2015.

In order to fully realize the deferred tax asset of US$1,649,454 arising from the net operating loss carried forward of US$6,597,820 incurred by BAK Tianjin, BAK Tianjin will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2012 through 2015.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if future taxable income decreases.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries of US$37,567,665 and US$11,123,774 as of September 30, 2009 and 2010 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

8	Assets Held for Sale

In fiscal year 2009, the Company decided to dispose of its machinery and equipment relating to steel-case cell production line. The sale was expected to complete during fiscal year 2010 and accordingly, the Company presented the carrying value of these assets as “Assets held for sale” in the consolidated balance sheet as of September 30, 2009. The Company was unable to dispose of these assets through sales during the year ended September 30, 2010 and considered to dispose of them through abandonment. As such, these assets were reclassified to “Assets held for abandonment” under property, plant and equipment as of September 30, 2010 and were written down to zero value.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

9	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2009 and 2010 consist of the following:

	2009	2010
Buildings	$100,280,425	$121,050,663
Machinery and equipment	123,796,485	135,127,265
Office equipment	1,802,825	2,207,168
Motor vehicles	1,168,575	1,416,369
	227,048,310	259,801,465
Accumulated depreciation	(42,709,026)	(61,340,759)
Construction in progress	27,959,855	33,791,211
Prepayment for acquisition of property, plant and equipment	7,385,855	2,550,733
Assets held for abandonment	-	1,043,835
Net book value	$219,684,994	$235,846,485

Impairment charge	-	(6,961,909)

Carried amount	$219,684,994	$228,884,576

Property, plant and equipment with net book value of US$575,240 were sold during the year ended September 30, 2009 for US$568,706, resulting in a loss of $6,534. There was no disposal during the current year.

(i)	Depreciation expense is included in the consolidated statements of operations and comprehensive income /(loss) as follows:

	2008	2009	2010
Cost of revenues	$9,757,827	$9,291,825	$14,177,675
Research and development expenses	468,556	479,980	545,316
Sales and marketing expenses	636,301	444,060	433,196
General and administrative expenses	1,652,456	1,896,383	2,408,001
	$12,515,140	$12,112,248	$17,564,188

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the years ended September 30, 2008, 2009 and 2010, the Company capitalized interest of US$300,805, US$723,527 and US$465,869, respectively, to the cost of construction in progress.

(iii)	Pledged Property, Plant and Equipment

As of September 30, 2009 and 2010, machinery and equipment with net book value of US$67,873,955 and US$59,735,854 of the Company were pledged as collateral under certain loan arrangements (see Notes 12 and 13).

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

9	Property, Plant and Equipment, net (continued)

(iv)	Assets held for abandonment

Assets held for abandonment as of September 30, 2009 and 2010 consist of the following:

	2009	2010
Net book value	$-	1,043,835
Less: impairment charge	-	(819,874)
Carried amount	$-	223,961

The carried amount as of September 30, 2010 composed of the machinery and equipment relating to steel-case cell production line (Note 8) and certain used assets which have been written down to their salvage value of $223,961.

(v)	Impairment charge

During the course of the Company's strategic review of its operations in the year ended September 30, 2010, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of approximately US$7,000,000.

10	Lease Prepayments, net

Lease prepayments as of September 30, 2009 and 2010 consisted of the following:

	2009	2010
Lease prepayments	$34,048,996	$34,736,470
Accumulated amortization	(1,883,367)	(2,812,074)
	$32,165,629	$31,924,396

During the year ended September 30, 2007, the Company fully paid the lease prepayment of US$717,344 in relation to the right to use the land in Shenzhen relating to its new Research and Development Test Centre. The Company obtained the related property ownership and land use rights certificate during the fiscal year ended September 30, 2008. The Company also fully paid the lease prepayment of US$14,119,888 for the right to use the land relating to its Tianjin facility. As of September 30, 2008, the Company had obtained related land use rights certificate of the land relating to the Tianjin facility, but the Tianjin government had requested that the Company complete the construction of the facility on the land before September 30, 2008, which the Company had not done. As of September 30, 2010, the Company was in the course of negotiating with the relevant government bureau for an extension of the completion date.

The lease prepayment with a cost of US$3,498,035 represents the right to use the land on which the Company’s corporate campus had been constructed and is owned by the PRC government. According to the agreement with the local government of Kuichong Township of Longgang District of Shenzhen, the Company is obligated to pay approximately US$13.60 per square meter to the local government to obtain the right to use the land for a period of 50 years. According to a preliminary measurement conducted in 2004, total consideration payable by the Company in respect of the land use rights amounted to US$4,029,038, which was reduced to US$3,246,791 in accordance with the results of the final measurement by the local government in 2005. The local government granted permission to the Company to commence the construction of a new production plant. On June 20, 2007, the Company obtained the approvals for project planning and construction from the government of Shenzhen. Under the agreement with the local government of Shenzhen for the acquisition of land use rights for BAK Industrial Park entered into on June 29, 2007, the Company was required to pay an additional US$11,819,841 to acquire the land for BAK Industrial Park. Additionally, according to a notice received from the local government of Shenzhen on June 6, 2008, the Company obtained government grants totaling US$7,889,991 to subsidize such additional cost of the land use rights. The Company had fully paid the remaining cost of US$3,929,850 and had obtained the land use rights certificate. On July 3, 2009, the Company had obtained the approval for project-planning and construction from the local government of Shenzhen. As of September 30, 2010, the application for the related property ownership certificate was in process.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

10	Lease Prepayments, net (continued)

Amortization expenses for the above lease prepayments were approximately US$702,000, US$657,000 and US$875,000 for the years ended September 30, 2008, 2009 and 2010 respectively. Estimated amortization expense for the next five years is approximately US$690,000 each year, respectively.

The Company has committed to pledge its property ownership and land use rights certificate relating to the Company’s Research and Development Test Centre (Note 13) to China Development Bank with the net book value of US$1,231,751 as of September 30, 2010. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank.

11	Intangible Assets, net

Intangible assets as of September 30, 2009 and 2010 consist of the following:

	2009	2010
Trademarks, computer software and technology	$385,593	$406,264
Less: Accumulated amortization	(146,106)	(221,897)
	$239,487	$184,367

Intangible assets represent the trademarks, computer software and technology used for battery production and research.

Amortization expenses for these intangible assets were approximately US$33,000, US$63,000 and US$72,000, for the years ended September 30, 2008, 2009 and 2010 respectively. Estimated amortization expense for the next five years is approximately US$72,000 each year.

12	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	2009	2010
Pledged deposits (Note 3)	$7,137,307	$658,508
Inventories (Note 5)	21,973,836	22,417,504
Machinery and equipment, net (Note 9)	33,174,263	31,788,414
	$62,285,406	$54,864,426

As of September 30, 2009 and 2010, the Company had several short-term bank loans with aggregate outstanding balances of US$139,159,380 and US$137,418,187, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 0.95% to 5.58% per annum, and had maturity dates ranging from 5 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of September 30, 2010, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$59,780,009 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of September 30, 2010, the aggregate net book value of the buildings and land use rights in relation to the land use rights certificate was US$111,630,806.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

13	Long-term Bank Loans

As of September 30, 2009 and 2010, the Company had long-term bank loans of US$55,667,052 and US$41,846,006, respectively. As of September 30, 2010, US$7,472,501 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 5.94% per annum. This long-term bank loan is repayable on February 28, 2016.

Two other long-term loans totaled an aggregate borrowed amount of US$14,945,002 as of September 30, 2010. These loans were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan of US$5,978,001 currently carries interest at 5.184% per annum and is repayable on January 25, 2012. The second loan of US$8,967,001 currently carries annual interest of 5.184% and is repayable in two installments of US$7,472,501 on January 25, 2011 and US$1,494,500 on January 25, 2012, respectively.

Another loan of US$19,428,503 as of September 30, 2010 was borrowed under a four-year long-term loan credit facility from Tianjin Branch, Agricultural Bank of China and carries interest at the benchmark rate of the PBOC for three-year to five-year long-term loans, which is currently 5.76% per annum. This loan is repayable in three installments of US$4,483,501 on December 26, 2010, US$7,472,501 on December 26, 2011, and US$7,472,501 on May 26, 2012.

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

The long-term bank loan with Shenzhen Eastern Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$27,947,440 as of September 30, 2010 (see Note 9); and (iii) secured by the property ownership certificate and land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used in the campus subsequent to such construction.

The long-term bank loan with Tianjin Branch, Agricultural Bank of China is secured by the machinery and equipment purchased for the automated high-power lithium battery cells production line in Tianjin. As of September 30, 2010, construction of the automated high-power lithium battery cells production line was in progress.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of September 30, 2010 are as follows:

Fiscal years ending on September 30,
2011	$11,956,002
2012	22,417,503
2013	7,472,501

$41,846,006

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

14	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2009 and 2010 consist of the following:

	2009	2010
Construction costs payable	$3,068,008	$4,047,082
Equipment purchases payable	6,938,873	10,597,815
Customer deposits (Note 14(a))	2,343,334	2,244,439
Other payables and accruals (Note 14(b))	5,576,246	5,012,849
Staff and workers’ welfare and bonus fund	498,810	508,881
	$18,425,271	$22,411,066

(a)	Customer deposits were received from customers in connection with orders of products to be delivered in future periods.

(b)	Other payables and accruals included deferred income from receipts of government grants amounting to US$673,864 and US$687,470 as of September 30, 2009 and 2010 respectively.

Other payables and accruals as of September 30, 2009 and 2010 also included payable for liquidated damage of approximately US$1,200,000 respectively (Note 16).

15	Deferred Revenue

Deferred revenue represents a government grant of subsidy for additional cost of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon of 35 years.

16	Shareholders’ Equity

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

16	Shareholders’ Equity (continued)

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to the above two events totaling approximately US$1,051,000 from the Company. The Company therefore recognized in general and administrative expenses an amount of approximately US$760,000 as liquidated damages for the year ended September 30, 2007. As of September 30, 2010, no liquidated damages relating to both events have been paid.

On November 9, 2007, the Company completed a private placement for the gross proceeds to the Company of US$13,650,000 by selling 3,500,000 shares of common stock at the price of $3.90 per share. Roth Capital Partners, LLC acted as the Company's exclusive financial advisor and placement agent in connection with the private placement and received a cash fee of US$819,000. The Company may have become liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that the Company filed pursuant to a registration rights agreement that the Company entered into with such shareholders in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto was not declared effective by the SEC by the 100th calendar day after the closing of the Company’s private placement on November 9, 2007, or the “Effectiveness Deadline”, then the Company would be liable to pay partial liquidated damages to each such investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased on the one month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline and the time that the Company is no longer required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on each of the following dates: the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (pro rated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that the Company no longer is required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations. Such liquidated damages would bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to US$561,174 for the November 2007 registration rights agreement. As of September 30, 2010, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals (note 14(b)).

On August 26, 2008, the Company completed a registered direct offering in the amount of 4,102,564 units at a price of $3.90 for gross proceeds to the Company of $16,000,000. Each unit is comprised of one common share and one share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company for a period of 60 days beginning on the date of the initial issuance of warrants on August 26, 2008 at an exercise price of $3.90 per share. Brean Murray, Carret & Co., LLC, acted as the Company's exclusive investment banker and agent in connection with the registered direct offering and received a cash fee of US$800,000, representing 5% of the gross proceeds received from the sale of the Shares and warrants. Pursuant to an amendment to the placement agency agreement, the Company also agreed to pay Brean Murray, Carret & Co., LLC an aggregate commission equal to 5% of the gross exercise price of received from investors for the exercise of the warrants in the offering. The placement agent had no obligation to buy any of the shares from the Company. As of September 30, 2010, the warrants had been expired.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

16	Shareholders’ Equity (continued)

On October 28, 2009, the Company completed a registered direct offering of 5,790,000 units, each unit consisting of a share of common stock and a warrant to purchase 0.25 of a share of common stock. The price of the securities sold was $3.55 per unit, for an aggregate purchase price of US$20,554,500. Pursuant to subscription agreements between the Company and the investors in this offering, the warrants may be exercised to purchase an aggregate of 1,447,500 shares of the Company's common stock at an exercise price of $3.90 per share. The warrants are exercisable for 24 months beginning on the date of the initial issuance of the warrants. Cowen and Company, LLC, a subsidiary of Cowen Group, Inc., acted as the Company's exclusive investment agent in connection with the registered direct offering and received a cash fee of US$1,027,725, representing 5% of the gross proceeds received from the sale of the Shares and warrants. Pursuant to an amendment to the placement agency agreement, the Company also agreed to pay Cowen and Company, LLC, an aggregate commission equal to 5% of the gross exercise price received from investors for the exercise of the warrants in the offering. The placement agent had no obligation to buy any of the shares from the Company. As of September 30, 2010, 5,790,000 shares had been issued and no warrants had been exercised.

17	Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the year ended September 30, 2010 attributable to equity shareholders of US$32,782,883 (2008: US$7,940,600 and 2009: US$13,991,493) and the weighted average number of ordinary shares of 62,438,155 outstanding during the year ended September 30, 2010 (2008: 52,313,768 shares and 2009: 56,964,129 shares).

The effects of 4,732,855 shares of stock options, 511,250 shares of restricted stock and 1,447,500 warrants outstanding during the year ended or as of September 30, 2010 are all anti-dilutive. As such, basic and diluted net loss per share for the year ended September 30, 2010 are the same.

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

18	Finance Costs, net

Details of finance costs are summarized as follows:

	2008	2009	2010
Total interest cost incurred	$10,007,094	$9,769,680	$9,435,439
Less: Interest capitalized	(300,805)	(723,527)	(465,869)
Interest income	(87,949)	(300,895)	(679,876)
Bank charges	779,054	441,603	412,022
Exchange loss	623,414	169,122	304,268
	$11,020,808	$9,355,983	$9,005,984

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

19	Pension and Other Postretirement Benefits

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

	2008	2009	2010
Cost of revenues	$717,353	$608,260	$165,686
Research and development expenses	85,227	135,443	148,591
Sales and marketing expenses	86,551	91,284	52,376
General and administrative expenses	200,315	316,311	156,594
	$1,089,446	$1,151,298	$523,247

The Company has no other obligation to make payments in respect of retirement benefits of the employees. The state-sponsored retirement plan is responsible for the entire pension obligations payable to all employees.

20	Share-based Compensation

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

20	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2010 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2009	200,000	$6.25
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2010	200,000	$6.25	0.6 years	$-

Exercisable as of September 30, 2010	200,000	$6.25	0.6 years	$-

(1)

Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2010 (US$1.83) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. The Company recorded non-cash share-based compensation expense of US$73,935 for the year ended September 30, 2008 in respect of these share options granted in 2005, which was allocated to research and development expenses. No non-cash share-based compensation expense was recognized in respect of these share options for the years ended September 30, 2009 and 2010.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions.

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of September 30, 2010, there were no unrecognized compensation costs related to non-vested share options.

Pursuant to the Plan, the Company also issued 1,501,500 options with a weighted average exercise price of US$3.28 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from June 30, 2007 to February 9, 2012 according to each employee’s respective agreement.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

20	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2010 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	Shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2009	1,070,500	$3.29
Exercised	65,000	3.27
Forfeited	82,000	3.27
Cancelled	-	-

Outstanding as of September 30, 2010	923,500	$3.29	2.9 years	$-

Exercisable as of September 30, 2010	665,500	$3.18	2.4 years	$-

(1)	Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2010 (US$1.83) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$1,580,205, US$660,821 and US$196,995 for the years ended September 30, 2008, 2009 and 2010 in respect of share options granted in June 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses following assumptions.

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of September 30, 2010, there were unrecognized compensation costs of US$73,828 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.7 years.

Pursuant to the Plan, the Company also issued 360,000 options with an exercise price of US$4.30 per share on January 28, 2008. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from April 28, 2008 to January 28, 2011 according to each employee’s respective agreement.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

20	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2010 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2009	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2010	360,000	$4.30	2.3 years	$-

Exercisable as of September 30, 2010	300,000	$4.30	2.3 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2010 (US$1.83) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$681,363, US$436,965 and US$160,692 for the years ended September 30, 2008, 2009 and 2010 respectively in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of September 30, 2010, there were unrecognized compensation costs of US$14,812 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.3 year.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

20	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2010 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2009	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2010	1,250,000	$4.18	2.6 years	$-

Exercisable as of September 30, 2010	667,503	$4.18	1.5 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2010 (US$1.83) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$840,789, US$1,358,988 and US$573,881 for the years ended September 30, 2008, 2009 and 2010 respectively in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of September 30, 2010, there were unrecognized compensation costs of US$172,690 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.8 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

20	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2010 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2009	1,928,200	$2.81
Exercised	5,045	2.81
Forfeited	228,800	2.81
Cancelled	-	-

Outstanding as of September 30, 2010	1,694,355	$2.81	5.7 years	$-

Exercisable as of September 30, 2010	254,880	$2.81	5.7 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2010 (US$1.83) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was US$2.46 per share. The Company recorded non-cash share-based compensation expense of US$892,295 and US$2,095,300 for the years ended September 30, 2009 and 2010 respectively in respect of share options granted on June 22, 2009, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of September 30, 2010, there were unrecognized compensation costs of US$1,748,430 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.5 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

20	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2010 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2009	75,000	$3.24
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2010	75,000	$3.24	5.7 years	$-

Exercisable as of September 30, 2010	11,250	$3.24	5.7 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2010 (US$1.83) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was US$2.86 per share. The Company recorded non-cash share-based compensation expense of US$38,976 and US$83,152 for the years ended September 30, 2009 and 2010 respectively in respect of share options granted on June 26, 2009, which was allocated to research and development expenses.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	113.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of September 30, 2010, there were unrecognized compensation costs of US$92,048 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.3 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

20	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2010 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2009	-	$-
Granted on March 11, 2010	50,000	2.58
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2010	50,000	$2.58	3.4 years	$-

Exercisable as of September 30, 2010	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2010 (US$1.83) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on March 11, 2010 was US$1.51 per share. The Company recorded non-cash share-based compensation expense of US$31,459 for the year ended September 30, 2010 in respect of share options granted on March 11, 2010, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on March 11, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	76.32%
Expected dividends	Nil
Expected life	4 years
Risk-free interest rate	3.72%

As of September 30, 2010, there were unrecognized compensation costs of US$43,993 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.5 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

20	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2010 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2009	-	$-
Granted on April 8, 2010	100,000	2.43
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2010	100,000	$2.43	7.0 years	$-

Exercisable as of September 30, 2010	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2010 (US$1.83) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on April 8, 2010 was US$1.41 per share. The Company recorded non-cash share-based compensation expense of US$49,170 for the year ended September 30, 2010 in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of September 30, 2010, there were unrecognized compensation costs of US$91,990 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.8 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

20	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2010 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2009	-	$-
Granted on July 23, 2010	80,000	1.58
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2010	80,000	$1.58	4.8 years	$20,000

Exercisable as of September 30, 2010	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2010 (US$1.83) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on July 23, 2010 was US$1.58 per share. The Company recorded non-cash share-based compensation expense of US$12,296 for the year ended September 30, 2010 in respect of share options granted on July 23, 2010 which was allocated to general and administrative expenses.

The fair value of the above option awards granted on July 23, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	58.50%
Expected dividends	Nil
Expected life	5.0 years
Risk-free interest rate	2.99%

As of September 30, 2010, there were unrecognized compensation costs of US$53,688 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.08 years.

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

The Company recorded non-cash share-based compensation expense of US$13,153 for the year ended September 30, 2010, in respect of the restricted shares granted in July 1, 2010, which was allocated to general and administrative expenses.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

20	Share-based Compensation (continued)

As of September 30, 2010, there were unrecognized stock-based compensation costs of US$12,047 associated with these restricted shares granted to non-employee directors. The first 25% of the restricted shares were already issued as fully paid shares of common stock to the Company’s three independent directors on August 4, 2010.

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

The Company recorded non-cash share-based compensation expenses of US$30,504 and US$37,896 for the years ended September 30, 2008 and 2009, in respect of the restricted shares granted in August 2008, which was allocated to general and administrative expenses. No non-cash share-based compensation expense was recognized for the year ended September 30, 2010.

As of September 30, 2010, there were no unrecognized stock-based compensation costs associated with these restricted shares granted to non-employee directors. All of the restricted shares were issued as fully paid shares of common stock to the Company’s three independent directors on August 6, 2008, October 20, 2008, March 2, 2009 and April 2, 2009, respectively.

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

The Company recorded non-cash share-based compensation expense of US$264,200 and US$549,690 for the years ended September 30, 2009 and 2010 respectively, in respect of the restricted shares granted in June 22, 2009, which was allocated to general and administrative expenses.

As of September 30, 2010, there were unrecognized stock-based compensation costs of US$591,110 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 3.7 years.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

20	Share-based Compensation (continued)

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

The Company recorded non-cash share-based compensation expense of US$34,760 and US$14,073 for the years ended September 30, 2009 and 2010 respectively, in respect of the restricted shares granted in June 2009, which was allocated to general and administrative expenses.

As of September 30, 2010, there were no unrecognized stock-based compensation costs associated with these restricted shares granted to non-employee directors. The first, second, third and fourth 25% of the restricted shares were already issued as fully paid shares of common stock to the Company’s three independent directors on July 24, 2009, November 16, 2009, February 25, 2010 and April 1, 2010, respectively.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the years ended September 30, 2009 and 2010.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

21	Fair Value of Financial Instruments

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

22	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2009 and 2010, the Company had the following contracted capital commitments:

	2009	2010
For construction of buildings	$5,950,310	$1,784,549
For purchases of equipment	3,590,812	4,166,911
	$9,541,122	$5,951,460

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

The Company did not obtain the land use right certificate and approvals for project-planning and construction relating to the premises occupied by the Company, BAK Industrial Park, before construction of the buildings was commenced. On July 3, 2009, the Company had obtained the approval for project-planning and construction from the local government of Shenzhen. As of September 30, 2010, the Company has obtained the aforementioned land use rights certificate and government approvals and was in the process of negotiating with the relevant government for the application and acquisition of the appropriate property ownership certificate.

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

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of September 30, 2010, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid. However, management believes that this possibility, while present, is remote.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

22	Commitments and Contingencies (continued)

(ii)	Land Use Rights and Property Ownership Certificate (continued)

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

On December 15, 2008, the Company purchased insurance for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities at BAK Industrial Park is RMB585,373,070 (approximately $85.8 million) for the period from November 26, 2008 to August 25, 2010. On August 20, 2010, the Company purchased the new insurance for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the new insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities at BAK Industrial Park is RMB550,000,000 (approximately $82.2 million) for the period from August 26, 2010 to March 26, 2012.

On July 2, 2010, the Company purchased insurance for its manufacturing facilities in Tianjin, China. Under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities in Tianjin is RMB220,991,420 (approximately $33.0 million) for the period from July 2, 2010 to July 2, 2011.

The Company is not able to insure its new Research and Development Test Centre to be constructed in Shenzhen, China, until it receives the required property ownership and land use rights certificates. Upon receipt of such certificates, the Company intends to procure such insurance. As discussed above, the Company has obtained the land use rights certificate to the land relating to these facilities. The application for a property ownership certificate is in process with respect to the Company’s facilities in Shenzhen.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

22	Commitments and Contingencies (continued)

(iii)	Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	2009	2010

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,197,384	$2,241,750
Guaranteed for Hunan Reshine New Material Ltd. - a non-related party	5,859,690	5,978,001
Guaranteed for Nanjing Special Metal Equipment Co. Ltd. - a non-related party	7,324,612	14,197,752
Guaranteed for Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd. - a non-related party	4,394,767	2,989,000
Guaranteed for Shanghai Global Children Products Co. Ltd. - a non-related party	-	747,250
Guaranteed for Beijing Triolion Technology Co. Ltd. - a non-related party	-	597,800
Guaranteed for Shenzhen Yasu Technology Co. Ltd. - a non-related party	-	4,483,501
Guaranteed for Shenzhen B&G Technology Development Co. Ltd. - a non-related party	8,789,535	8,967,001

	$28,565,988	$40,202,055

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of September 30, 2010.

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

The Company's outstanding discounted and transferred bills as of September 30, 2009 and 2010 are summarized as follows:

	2009	2010

Commercial bills	$439,477	$-
Bank acceptance bills	13,469,235	21,464,186
	$13,908,712	$21,464,186

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

22	Commitments and Contingencies (continued)

(v)	Litigation and claims

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

23	Significant Concentrations

(a)	Customers and Credit Concentrations

No customer individually comprised 10% or more of net revenue for the years ended September 30, 2008, 2009 and 2010.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2009 and 2010, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

24	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, polymer cell and high-power lithium battery cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the years ended September 30, 2008, 2009 and 2010 were as follows:

Net revenues by product:

	2008		2009		2010
		%		%		%

Aluminum-case cell	$130,109,946	53.03	$111,700,018	52.90	$112,582,849	52.41
Battery pack	25,500,658	10.40	24,705,154	11.70	46,400,333	21.60
Steel-case cell	29,299,493	11.94	4,979,548	2.36	688,709	0.32
Cylindrical cells	42,566,664	17.35	55,348,867	26.21	43,172,083	20.10
Lithium polymer cells	17,870,808	7.28	14,230,995	6.74	10,116,313	4.71
High-power lithium battery cells	-	-	179,389	0.09	1,842,627	0.86

	$245,347,569	100.00	$211,143,971	100.00	$214,802,914	100.00

Net revenues by geographic area:

	2008		2009		2010
		%		%		%

PRC Mainland	$175,302,425	71.45	$132,709,688	62.85	$150,485,208	70.06
PRC Taiwan	41,904,752	17.08	47,663,572	22.57	35,815,633	16.66
India	5,660,586	2.31	10,525,872	4.99	7,681,696	3.58
United States of America	75,030	0.03	1,412,803	0.67	533,133	0.25
Hong Kong, China	19,955,673	8.13	16,086,222	7.62	17,632,665	8.20
Others	2,449,103	1.00	2,745,814	1.30	2,654,579	1.25

	$245,347,569	100.00	$211,143,971	100.00	$214,802,914	100.00

* Includes the Middle East, Italy, Germany and Turkey.

Substantially all of the Company’s long-lived assets are located in the PRC.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

25	China BAK Battery, Inc. (Parent Company)

Under PRC regulations, Shenzhen BAK, BAK Electronics and BAK Tianjin may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, Shenzhen BAK, BAK Electronics and BAK Tianjin are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of September 30, 2010, additional transfers of US$82,120,435 were required before the statutory general reserve reached 50% of the registered capital of Shenzhen BAK, BAK Electronics and BAK Tianjin. As of September 30, 2010, US$7,314,565 has been appropriated from retained earnings and set aside for statutory general reserves by Shenzhen BAK and BAK Electronics. BAK Tianjin did not have after-tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of September 30, 2010.

As of September 30, 2010, the amount of restricted net assets of Shenzhen BAK, BAK Electronics and BAK Tianjin, which may not be transferred to the Company in the forms of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 5% of the Company’s consolidated net assets as discussed above. In addition, the current foreign exchange control policies applicable in the PRC also restrict the transfer of assets on dividends outside the PRC.

The following presents unconsolidated financial information of the parent company only:

Condensed Balance Sheets as of September 30, 2009 and 2010

	2009	2010
Cash and cash equivalents	$34	$-
Other receivables	114,034	7,042
Investments in subsidiaries	164,326,246	159,083,784
Total assets	$164,440,314	$159,090,826

Other current liabilities	$7,839,444	$8,658,048
Total liabilities	7,839,444	8,658,048

Total shareholders’ equity	156,600,870	150,432,776
Total liabilities and shareholders’ equity	$164,440,314	$159,090,824

Condensed Statements of Operations for the years ended September 30, 2008, 2009 and 2010

	2008	2009	2010
General and administrative expenses	$(2,664,359)	$(1,043,339)	$(1,055,852)
Investment loss	(5,276,241)	(12,948,154)	(31,727,031)
Loss before income taxes	(7,940,600)	(13,991,493)	(32,782,883)
Income taxes	-	-	-
Net loss	$(7,940,600)	$(13,991,493)	$(32,782,883)

Condensed Statements of Cash Flows for the years ended September 30, 2008, 2009 and 2010

	2008	2009	2010
Cash flow from operating activities

Net loss	$(7,940,600)	$(13,991,493)	$(32,782,883)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	47,086	72,656	27,226
Investment loss	5,276,241	12,948,154	31,727,031
Changes in operating assets and liabilities:
Other receivables	(86,709)	(27,325)	106,992
Other liabilities	1,991,572	970,682	818,604

Net cash used in operating activities	(712,410)	(27,326)	(103,030)

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2008, 2009 and 2010 (continued)

Cash flow from investing activities
Advances to subsidiaries	(28,545,878)	(123,003)	(19,513,085)
Net cash used in investing activities	(28,545,878)	(123,003)	(19,513,085)
Cash flow from financing activities
Proceeds from issuance of capital stock, net	29,239,208	150,329	19,616,081
Net cash provided by financing activities	29,239,208	150,329	19,616,081
Net decrease in cash and cash equivalents	(19,080)	-	(34)
Cash and cash equivalents at the beginning of year	19,114	34	34
Cash and cash equivalents at the end of year	$34	$34	$-

The details of the Company’s investment in subsidiaries and the net proceeds from issuance of its capital stock are fully described in the consolidated statements of shareholders’ equity, notes 1 and 16 to the consolidated financial statements.

26	Subsequent Events

On November 29, 2010, the Board of Directors of the Company resolved to approve resignation of Mr. Jun Zou, the Company's former Chief Financial Officer. Mr. Zou's resignation was effective as of December 10, 2010.

On November 29, 2010, BAK Tianjin received a government subsidy of approximately US$7.5 million for its automated high-power lithium battery project from the National Development and Reform Commission and the Ministry of Industry and Information Technology.

Apart from the aforementioned, the Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2010

CHINA BAK BATTERY, INC.

/s/ Xiangqian Li
Xiangqian Li
Director, Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Xiangqian Li and Ke Marcus Cui, or any of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Capacity	Date

	Director, Chairman of the Board,	December 14, 2010
/s/ Xiangqian Li	President and Chief Executive Officer
Xiangqian Li	(Principal Executive Officer)

	Interim Chief Financial Officer, Secretary and	December 14, 2010
/s/ Ke Marcus Cui	Treasurer
Ke Marcus Cui	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Huanyu Mao	Director, Chief Technology Officer	December 14, 2010
Huanyu Mao

/s/ Charlene Spoede Budd	Director	December 14, 2010
Charlene Spoede Budd

/s/ Chunzhi Zhang	Director	December 14, 2010
Chunzhi Zhang

/s/ Richard B. Goodner	Director	December 14, 2010
Richard B. Goodner