Form 10-Q
period 2010-12-31
CHINA BAK BATTERY INC
filed 2011-02-09
CIK 1117171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

___________________________________________________
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

Yes [ X ]   No [    ]

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 8, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	63,616,276

CHINA BAK BATTERY, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	F-1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	1
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	16
ITEM 4.	CONTROLS AND PROCEDURES.	17
PART II
OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS.	18
ITEM 1A.	RISK FACTORS.	18
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	18
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	18
ITEM 4.	(REMOVED AND RESERVED).	18
ITEM 5.	OTHER INFORMATION.	18
ITEM 6.	EXHIBITS.	18

PART I FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.
CHINA BAK BATTERY, INC. AND SUBSIDIARIES CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

Contents		Page
Condensed Interim Consolidated Balance Sheets as of September 30, 2010 and December 31, 2010 (unaudited)		F-2 - F-3
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2009 and 2010 (unaudited)		F-4
Condensed Interim Consolidated Statements of Shareholders’ Equity for the three months ended December 31, 2009 and 2010 (unaudited)		F-5 - F-6
Condensed Interim Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and 2010 (unaudited)		F-7 - F- 8
Notes to the Condensed Consolidated Financial Statements (unaudited)		F-9 - F- 31

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2010 and December 31, 2010
(In US$)
		September 30,	December 31,
	Note	2010	2010
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$22,588,635	$24,526,892
Pledged deposits	2	9,425,838	16,365,405
Trade accounts receivable, net	3	86,198,239	92,218,679
Inventories	4	64,048,366	67,166,812
Prepayments and other receivables	5	5,513,221	5,054,965
Deferred tax assets		6,887,723	7,209,609
Total current assets		194,662,022	212,542,362
Property, plant and equipment, net	6	228,884,576	229,074,236
Lease prepayments, net		31,924,396	32,178,238
Intangible assets, net		184,367	234,457
Deferred tax assets		1,680,348	1,705,885
Total assets		$457,335,709	$475,735,178

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2010 and December 31, 2010 (continued)
(In US$)
		September 30,	December 31,
	Note	2010	2010
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$137,418,187	$139,774,133
Current maturities of long-term bank loans	8	11,956,002	15,146,236
Accounts and bills payable		93,724,448	110,590,976
Accrued expenses and other payables		22,411,066	19,681,047
Total current liabilities		265,509,703	285,192,392
Long-term bank loans, less current maturities	8	29,890,004	22,719,355
Deferred revenue		7,352,941	7,391,363
Other long-term payables	9	3,431,373	10,358,934
Deferred tax liabilities		718,912	722,979
Total liabilities		306,902,933	326,385,023
Commitments and contingencies	13
Shareholders’ equity
Common stock US$ 0.001 par value;
100,000,000 authorized; 63,612,526 and 63,616,276 issued and outstanding as of September 30, 2010 and December 31, 2010 respectively		63,613	63,617
Donated shares		14,101,689	14,101,689
Additional paid-in capital		124,551,522	125,076,537
Statutory reserves		7,314,565	7,645,303
Accumulated deficit		(19,542,138)	(23,530,668)
Accumulated other comprehensive income		28,010,135	30,060,287
		154,499,386	153,416,765
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity		150,432,776	149,350,155
Total liabilities and shareholders’ equity		$457,335,709	$475,735,178

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations and comprehensive loss
For the three months ended December 31, 2009 and 2010
(Unaudited)
(In US$)
		Three months ended December 31,
	Note	2009	2010
Net revenues	15	$50,227,552	$63,530,219
Cost of revenues		(40,667,672)	(53,533,855)
Gross profit		9,559,880	9,996,364
Operating expenses:
Research and development expenses		(1,768,107)	(1,644,744)
Sales and marketing expenses		(2,027,970)	(2,273,363)
General and administrative expenses		(8,637,340)	(7,878,671)
Total operating expenses		(12,433,417)	(11,796,778)
Operating loss		(2,873,537)	(1,800,414)
Finance costs, net		(2,153,126)	(2,839,640)
Government grant income		355,304	606,971
Other income		6,716	241,493
Loss before income taxes		(4,664,643)	(3,791,590)
Income tax benefits		1,272,316	133,798
Net loss		$(3,392,327)	$(3,657,792)
Other comprehensive (loss) / income
- Foreign currency translation adjustment		(107,346)	2,050,152
Comprehensive loss		$(3,499,673)	$(1,607,640)
Net loss per share:
- Basic	11	$(0.06)	$(0.06)
- Diluted	11	$(0.06)	$(0.06)
Weighted average number of shares of common stock:
- Basic	11	61,107,713	62,895,001
- Diluted	11	61,107,713	62,895,001

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of shareholders’ equity
For the three months ended December 31, 2009 and 2010
(Unaudited)
						Retained	Accumulated
	Common stock			Additional		earnings /	other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	(accumulated	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	deficit)	income	shares	Amount	equity
Balance as of October 1, 2009	57,737,481	$57,738	$14,101,689	$101,161,455	$7,227,195	$13,328,115	$24,791,288	(721,030)	$(4,066,610)	$156,600,870
Net loss	-	-	-	-	-	(3,392,327)	-	-	-	(3,392,327)
Share-based
compensation for employee stock awards	-	-	-	1,145,210	-	-	-	-	-	1,145,210
Exercise of stock options awards	70,045	70	-	226,526	-	-	-	-	-	226,596
Issuance of common stock to non- employee directors	3,750	3	-	(3)	-	-	-	-	-	-
Issuance of new common stock	5,790,000	5,790	-	19,383,694	-	-	-	-	-	19,389,484
Appropriation to statutory reserves	-	-	-	-	87,370	(87,370)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(107,346)	-	-	(107,346)
Balance as of December 31, 2009	63,601,276	$63,601	$14,101,689	$121,916,882	$7,314,565	$9,848,418	$24,683,942	(721,030)	$(4,066,610)	$173,862,487
Balance as of October 1, 2010	63,612,526	$63,613	$14,101,689	$124,551,522	$7,314,565	$(19,542,138)	$28,010,135	(721,030)	$(4,066,610)	$150,432,776
Net loss	-	-	-	-	-	(3,657,792)	-	-	-	(3,657,792)
Share-based compensation for employee stock awards	-	-	-	525,019	-	-	-	-	-	525,019
Issuance of common stock to non- employee directors	3,750	4	-	(4)	-	-	-	-	-	-
Appropriation to statutory reserves	-	-	-	-	330,738	(330,738)	-	-	-	-

						Retained	Accumulated
	Common stock			Additional		earnings /	other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	(accumulated	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	deficit)	income	shares	Amount	equity
Foreign currency translation adjustment	-	-	-	-	-	-	2,050,152	-	-	2,050,152
Balance as of December 31, 2010	63,616,276	$63,617	$14,101,689	$125,076,537	$7,645,303	$(23,530,668)	$30,060,287	(721,030)	$(4,066,610)	$149,350,155

 See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended December 31, 2009 and 2010
(Unaudited)
(In US$)
	Three months ended December 31,
	2009	2010
Cash flow from operating activities
Net loss	$(3,392,327)	$(3,657,792)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,192,735	4,319,358
Provision for doubtful debts	4,736,336	3,060,868
Recovery of obsolete inventories	(280,255)	-
Share-based compensation	1,145,210	525,019
Deferred income taxes	(1,494,655)	(235,750)
Deferred revenue	(58,587)	(60,096)
Exchange gain	(262,558)	(65,527)
Changes in operating assets and liabilities:
Trade accounts receivable	4,475,260	(7,871,723)
Inventories	(13,572,622)	(2,228,036)
Prepayments and other receivables	(8,197,254)	521,311
Accounts and bills payable	(4,795,115)	15,961,714
Accrued expenses and other payables	130,935	8,116,784
Net cash (used in) / provided by operating activities	(17,372,897)	18,386,130
Cash flow from investing activities
Purchases of property, plant and equipment	(3,904,649)	(5,967,721)
Purchases of intangible assets	(1,503)	-
Net cash used in investing activities	$(3,906,152)	$(5,967,721)

See accompanying notes to the condensed interim consolidated financial statements.

	Three months ended December 31,
	2009	2010
Cash flow from financing activities
Proceeds from borrowings	$40,937,888	$27,754,283
Repayment of borrowings	(63,713,859)	(31,759,964)
Decrease / (increase) in pledged deposits	12,070,796	(6,757,619)
Proceeds from issuance of capital stock, net	19,616,080	-
Net cash provided by / (used in) financing activities	8,910,905	(10,763,300)
Effect of exchange rate changes on cash and cash equivalents	(7,285)	283,148
Net (decrease) / increase in cash and cash equivalents	(12,375,429)	1,938,257
Cash and cash equivalents at the beginning of period	30,678,352	22,588,635
Cash and cash equivalents at the end of period	$18,302,923	$24,526,892
Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to banks	$585,969	$9,095,582
Cash paid during the period for:
Income taxes	$222,339	$-
Interest, net of amounts capitalized	$1,822,195	$2,402,600

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2009 and 2010
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

Basis of Presentation and Organization

As of December 31, 2010, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; and vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008. BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

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

At the time the escrow shares relating to the 2006 performance threshold were transferred to the investors in fiscal year 2007, the Company should have recognized a credit to donated shares and a debit to additional paid-in capital, both of which are elements of shareholders’ equity. This entry is not material because total ordinary shares issued and outstanding, total shareholders’ equity and total assets do not change; nor is there any impact on income or earnings per share. Therefore, previously filed consolidated financial statements for the fiscal year ended September 30, 2007 will not be restated. This share transfer has been reflected by reclassifying the balances of certain items as of October 1, 2007. The balances of donated shares and additional paid-in capital as of October 1, 2007 were credited and debited by US$7,955,358 respectively.

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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of December 31, 2010 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US GAAP.

1. Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2011. The Company’s consolidated balance sheet as of September 30, 2010 has been taken from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

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

The Company has a working deficiency and accumulated deficit from net losses incurred for each of the three years in the fiscal year ended September 30, 2010 and for the three months ended December 31, 2010. These factors may raise doubts about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company accordingly has developed a strategic plan to generate a positive cash flow from operating activities for the fiscal year ending September 30, 2011 (the "FY2011 Turnaround Plan"). Under the FY2011 Turnaround Plan, the Company will implement cost reductions on both manufacturing costs and operating expenses to improve margins as well as reduce receivable turnover days through stronger credit controls.

Recently Issued Accounting Standards

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

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force, or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of ASU 2010-13 has no material impact on the Company’s financial statements.

1. Principal Activities, Basis of Presentation and Organization (continued)

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605)—Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective in the Company's first quarter of fiscal year 2012 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2010-17 on its financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables, or ASU 2010- 20. ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. ASU 2010-20 is effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 has no material impact on the Company’s financial statements.

2 Pledged Deposits

Pledged deposits as of September 30, 2010 and December 31, 2010 consisted of the following:
	September 30,	December 31,
	2010	2010
Pledged deposits with banks for:
Construction payable	$463,410	$7,533,738
Short-term bank loans (Note 7)	658,508	-
Bills payable	8,303,920	8,831,667
	$9,425,838	$16,365,405

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3 Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2010 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2010	2010
Trade accounts receivable	$98,625,901	$108,349,148
Less: Allowance for doubtful accounts	(23,354,925)	(26,746,590)
	75,270,976	81,602,558
Bills receivable	10,927,263	10,616,121
	$86,198,239	$92,218,679

An analysis of the allowance for doubtful accounts for the three months ended December 31, 2009 and 2010 is as follows:

	Three months ended December 31,
	2009	2010
Balance at beginning of period	$13,081,331	$23,354,925
Addition of bad debt expense, net	4,727,552	3,048,943
Foreign exchange adjustment	(1,065)	342,722
Balance at end of period	$17,807,818	$26,746,590

4 Inventories

Inventories as of September 30, 2010 and December 31, 2010 consisted of the following:
	September 30,	December 31,
	2010	2010
Raw materials	$18,357,473	$23,823,740
Work-in-progress	6,771,843	12,364,206
Finished goods	47,458,604	39,633,405
	72,587,920	75,821,351
Provision for obsolete inventories	(8,539,554)	(8,654,539)
	$64,048,366	$67,166,812

Part of the Company’s inventories with carrying value of US$22,417,504 and US$22,719,355 as of September 30, 2010 and December 31, 2010, respectively, was pledged as collateral under certain loan agreements (see Note 7).

5 Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2010 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2010	2010
Prepayments for raw materials and others	$2,198,770	$2,449,711
Other receivables	3,952,530	3,260,498
Less: Allowance for doubtful accounts	(638,079)	(655,244)
	$5,513,221	$5,054,965

6 Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2010 and December 31, 2010 consisted of the following:
	September 30,	December 31,
	2010	2010
Buildings	$121,050,663	$122,985,925
Machinery and equipment	135,127,265	138,568,749
Office equipment	2,207,168	2,278,115
Motor vehicles	1,416,369	1,436,114
	259,801,465	265,268,903
Accumulated depreciation	(61,340,759)	(66,325,517)
Construction in progress	33,791,211	34,397,802
Prepayment for acquisition of property, plant and equipment	2,550,733	1,949,098
Assets held for abandonment	1,043,835	839,602
Net book value	235,846,485	236,129,888
Impairment charge	(6,961,909)	(7,055,652)
Carried amount	$228,884,576	$229,074,236

6 Property, Plant and Equipment, net (continued)

(i) Depreciation expense for the three months ended December 31, 2009 and 2010 is included in the condensed interim consolidated statements of operations and comprehensive loss as follows:

	Three months ended December 31,
	2009	2010
Cost of revenues	$3,113,461	$3,321,155
Research and development expenses	137,788	57,749
Sales and marketing expenses	95,941	123,983
General and administrative expenses	492,650	628,642
	$3,839,840	$4,131,529

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices and factories.

For the three months ended December 31, 2009 and 2010, the Company capitalized interest of US$181,057 and US$117,079 respectively to the cost of construction in progress.

(iii) Pledged Property, Plant and Equipment

As of September 30, 2010 and December 31, 2010, machinery and equipment with net book value of US$59,735,854 and US$58,426,829 of the Company were pledged as collateral under certain loan arrangements (see Notes 7 and 8).

(iv) Assets held for abandonment

Assets held for abandonment as of September 30, 2010 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2010	2010
Net book value	$1,043,835	$1,045,989
Less: impairment charge	(819,874)	(830,913)
Carried amount	$223,961	$215,076

The carried amount as of December 31, 2010 composed of the machinery and equipment relating to steel-case cell production line and certain used assets which have been written down to their salvage value of $215,076.

7 Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	September 30,	December 31,
	2010	2010
Pledged deposits (Note 2)	$658,508	$-
Inventories (Note 4)	22,417,504	22,719,355
Machinery and equipment, net (Note 6)	31,788,414	27,246,520
	$54,864,426	$49,965,875

7 Short-term Bank Loans (continued)

As of September 30, 2010 and December 31, 2010, the Company had several short-term bank loans with aggregate outstanding balances of US$137,418,187 and US$139,774,133, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 4.56% to 6.12% per annum, and had maturity dates ranging from 3 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of December 31, 2010, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$60,584,948 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of December 31, 2010, the aggregate net book value of the buildings and land use rights in relation to the land use rights certificate was US$113,880,143.

8 Long-term Bank Loans

As of September 30, 2010 and December 31, 2010, the Company had long-term bank loans of US$41,846,006 and US$37,865,591, respectively. As of December 31, 2010, US$7,573,119 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 5.94% per annum. This long-term bank loan is repayable on February 28, 2016.

Two other long-term loans totaled an aggregate borrowed amount of US$15,146,236 as of December 31, 2010. These loans were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan of US$6,058,494 currently carries interest at 5.184% per annum and is repayable on January 25, 2012. The second loan of US$9,087,742 currently carries annual interest of 5.184% and is repayable in two installments of US$7,573,118 on January 25, 2011 and US$1,514,624 on January 25, 2012, respectively.

Another loan of US$15,146,236 as of December 31, 2010 was borrowed under a four-year long-term loan credit facility from Tianjin Branch, Agricultural Bank of China and carries interest at the benchmark rate of the PBOC for three-year to five-year long-term loans, which is currently 5.76% per annum. This loan is repayable in two installments of US$7,573,118 on December 26, 2011 and US$7,573,118 on May 26, 2012.

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

The long-term bank loan with Shenzhen Eastern Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$31,180,309 as of December 31, 2010 (see Note 6); and (iii) secured by the property ownership certificate and land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used in the campus subsequent to such construction.

The long-term bank loan with Tianjin Branch, Agricultural Bank of China is secured by the machinery and equipment purchased for the automated high-power lithium battery cells production line in Tianjin. As of December 31, 2010, construction of the automated high-power lithium battery cells production line was in progress.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

8   Long-term Bank Loans (continued)

The aggregate maturities of long-term bank loans as of December 31, 2010 are as follows:

Fiscal years ending on December 31,
2011	$15,146,236
2012	15,146,236
2013 or after	7,573,119
$37,865,591

9	Other Long-term Payables

Other long-term payables as of December 31, 2010 included a government subsidy of approximately US$7,500,000 for its automated high-power lithium battery project from the National Development and Reform Commission and the Ministry of Industry and Information Technology.

10	Share-based Compensation

(i) Options

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

10 Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2010 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	200,000	$6.25
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2010	200,000	$6.25	0.4 years	$-
Exercisable as of December 31, 2010	200,000	$6.25	0.4 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2010 (US$1.93) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. No non-cash share-based compensation expense was recognized in respect of these share options for the three months ended December 31, 2009 and 2010.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions:

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of December 31, 2010, there were no unrecognized compensation costs related to non-vested share options.

Pursuant to the Plan, the Company also granted options to purchase 1,501,500 shares of the Company’s common stock with a weighted-average exercise price of US$3.28 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from December 31, 2007 to February 9, 2012 according to each employee’s respective agreement.

10 Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2010 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	Shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2010	923,500	$3.29
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2010	923,500	$3.29	2.7 years	$-
Exercisable as of December 31, 2010	665,500	$3.18	2.1 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2010 (US$1.93) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$58,002 and US$24,884 for the three months ended December 31, 2009 and 2010 respectively, in respect of share options granted on June 25, 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of December 31, 2010, there were unrecognized compensation costs of US$48,944 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.5 years.

Pursuant to the Plan, the Company also granted options to purchase 360,000 shares of common stock with an exercise price of US$4.30 per share on January 28, 2008. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from April 28, 2008 to January 28, 2011 according to each employee’s respective agreement.

10 Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2010 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	Shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2010	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2010	360,000	$4.30	2.1 years	$-
Exercisable as of December 31, 2010	330,000	$4.30	2.1 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2010 (US$1.93) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$60,183 and US$12,057 for the three months ended December 31, 2009 and 2010, respectively, in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of December 31, 2010, there were unrecognized compensation costs of US$2,755 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.1 years.

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

10 Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2010 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2010	1,250,000	$4.18	2.4 years	$-
Exercisable as of December 31, 2010	681,670	$4.18	1.5 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2010 (US$1.93) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$195,063 and US$71,456 for the three months ended December 31, 2009 and 2010 respectively, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of December 31, 2010, there were unrecognized compensation costs of US$101,234 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.6 years.

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

10 Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2010 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	Shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2010	1,694,355	$2.81
Exercised	-	-
Forfeited	16,000	2.81
Cancelled	-	-
Outstanding as of December 31, 2010	1,678,355	$2.81	5.5 years	$-
Exercisable as of December 31, 2010	336,640	$2.81	5.5 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2010 (US$1.93) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was US$2.46 per share. The Company recorded non-cash share-based compensation expense of US$614,860 and of US$287,740 for the three months ended December 31, 2009 and 2010, respectively, in respect of share options granted on June 22, 2009, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of December 31, 2010, there were unrecognized compensation costs of US$1,460,690 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.2 years.

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

10 Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2010 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	Shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2010	75,000	$3.24
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2010	75,000	$3.24	5.5 years	$-
Exercisable as of December 31, 2010	15,000	$3.24	5.5 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2010 (US$1.93) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was US$2.86 per share. The Company recorded non-cash share-based compensation expense of US$27,374 and US$13,814 for the three months ended December 31, 2009 and 2010, respectively, in respect of share options granted on June 26, 2009, which was allocated to research and development expenses.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	113.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of December 31, 2010, there were unrecognized compensation costs of US$78,234 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.0 years.

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

10 Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2010 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	Shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2010	50,000	$2.58
Exercised	-	-
Forfeited	50,000	2.58
Cancelled	-	-
Outstanding as of December 31, 2010	-	$-	-	$-
Exercisable as of December 31, 2010	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2010 (US$1.93) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on March 11, 2010 was US$1.51 per share. No non-cash share-based compensation expense was recognized in respect of these share options for the three months ended December 31, 2009 and 2010, in respect of share options granted on March 11, 2010.

The fair value of the above option awards granted on March 11, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	76.32%
Expected dividends	Nil
Expected life	4 years
Risk-free interest rate	3.72%

As of December 31, 2010, there were no unrecognized compensation costs related to non-vested share options.

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

10 Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2010 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	Shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2010	100,000	$2.43
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2010	100,000	$2.43	6.7 years	$-
Exercisable as of December 31, 2010	12,500	$2.43	6.7 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2010 (US$1.93) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on April 8, 2010 was US$1.41 per share. The Company recorded non-cash share-based compensation expense of US$16,639 for the three months ended December 31, 2010 in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of December 31, 2010, there were unrecognized compensation costs of US$75,351 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.5 years.

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

10 Share-based Compensation (continued)

A summary of share option plan activity for these options during the three months ended December 31, 2010 is presented below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price per	contractual	intrinsic
	Shares	share	term	value (1)
Outstanding as of October 1, 2010	80,000	1.58
Exercised	-	-
Forfeited	80,000	1.58
Cancelled	-	-
Outstanding as of December 31, 2010	-	-	-	$-
Exercisable as of December 31, 2010	-	-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2010 (US$1.93) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on July 23, 2010 was US$1.58 per share. No non-cash share-based compensation expense was recognized in respect of these share options for the three months ended December 31, 2009 and 2010, in respect of share options granted on July 23, 2010.

The fair value of the above option awards granted on July 23, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	58.50%
Expected dividends	Nil
Expected life	5.0 years
Risk-free interest rate	2.99%

As of December 31, 2010, there were no unrecognized compensation costs related to non-vested share options.

(ii) Restricted Shares

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

The Company recorded non-cash share-based compensation expense of US$6,854 for the three months ended December 31, 2010, in respect of the restricted shares granted on July 1, 2010, which was allocated to general and administrative expenses.

10 Share-based Compensation (continued)

As of December 31, 2010, there were unrecognized stock-based compensation costs of US$5,193 associated with these restricted shares granted to non-employee directors. The first and second 25% of the restricted shares were already issued as fully paid shares of common stock to the Company’s three independent directors on August 4, 2010 and October 6, 2010.

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

The Company recorded non-cash share-based compensation expense of US$179,682 and of US$91,575 for the three months ended December 31, 2009 and 2010 respectively in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of December 31, 2010, there were unrecognized stock-based compensation costs of US$499,535 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 3.5 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for the stock-based compensation cost under the Stock Option Plan for the three months ended December 31, 2009 and 2010.

11 Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the three months ended December 31, 2010 attributable to equity shareholders of $3,657,792 (three months ended December 31, 2009: $3,392,327) and the weighted average number of shares of common stock of 62,895,001 issued and outstanding during the three months ended December 31, 2010 (three months ended December 31, 2009: 61,107,713).

The effects of 4,460,655 shares of stock options, 507,500 shares of restricted stock and 1,447,500 warrants outstanding during the three months ended or as of December 31, 2009 were all anti-dilutive and the effects of 4,586,855 shares of stock options, 507,500 shares of restricted stock and 1,447,500 warrants outstanding during the three months ended or as of December 31, 2010, also were all anti-dilutive. As such, basic and diluted net loss per share for the three months ended December 31, 2009 and 2010 are the same.

12 Fair Value of Financial Instruments

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

13 Commitments and Contingencies
(i) Capital Commitments

As of September 30, 2010 and December 31, 2010, the Company had the following contracted capital commitments:

13 Commitments and Contingencies (continued)
	September 30,	December 31,
	2010	2010
For construction of buildings	$1,784,549	$2,067,800
For purchases of equipment	4,166,911	5,867,517
	$5,951,460	$7,935,317
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

The Company did not obtain the land use right certificate and approvals for project-planning and construction relating to the premises occupied by the Company, BAK Industrial Park, before construction of the buildings was commenced. On July 3, 2009, the Company had obtained the approval for project-planning and construction from the local government of Shenzhen. As of December 31, 2010, the Company has obtained the aforementioned land use rights certificate and government approvals and was in the process of negotiating with the relevant government for the application and acquisition of the appropriate property ownership certificate.

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

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of December 31, 2010, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid. However, management believes that this possibility, while present, is remote.

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

13 Commitments and Contingencies (continued)

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

(iii) Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30,	December 31,
	2010	2010
Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd.
- a non-related party	$2,241,750	$2,271,936
Guaranteed for Hunan Reshine New Material Ltd.
- a non-related party	5,978,001	6,058,495
Guaranteed for Nanjing Special Metal Equipment
Co. Ltd. - a non-related party	14,197,752	14,388,925
Guaranteed for Siping Juyuan Hanyang Plate
Heat Exchanger Co. Ltd. - a non-related party	2,989,000	3,029,247
Guaranteed for Shanghai Global Children
Products Co. Ltd.– a non-related party	747,250	757,312
Guaranteed for Beijing Triolion Technology Co.
Ltd. – a non-related party	597,800	605,849
Guaranteed for Shenzhen Yasu Technology Co.
Ltd. - a non-related party	4,483,501	4,543,871
Guaranteed for Shenzhen B&G Technology
Development Co. Ltd. - a non-related party	8,967,001	9,087,742

	$40,202,055	$40,743,377

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the condensed interim consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of December 31, 2010.

13 Commitments and Contingencies (continued)

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

The Company's outstanding discounted and transferred bills as of September 30, 2010 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
	2010	2010
Bank acceptance bills	$21,464,186	$12,990,363

14 Significant Concentrations

(a) Customers and Credit Concentrations

The Company had only one customer that individually comprised 10% or more of net revenue for the three months ended December 31, 2010, as follows:

	Three months ended December 31,
	2009		2010
Jiangsu Huatiantong Technology Co., Ltd.	$2,432,073	5%	$7,036,640	11%

As of September 30, 2010 and December 31, 2010, approximately 6% and 8% of gross trade accounts receivable was due from Jiangshu Huatiantong Technology Co., Ltd. respectively.

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2010 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

15 Segment Information

The Company engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. During the three months ended December 31, 2010, the Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, polymer cell and high-power lithium battery cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the three months ended December 31, 2009 and 2010 were as follows:

15 Segment Information (continued)

Net revenues by product:
		Three months ended December 31,
	2009		2010
		%		%
Aluminum-case cell	$27,862,938	55.47	$30,597,741	48.16
Battery pack	10,919,984	21.74	16,898,310	26.60
Cylindrical cells	8,114,305	16.16	10,470,639	16.48
Lithium polymer cells	3,167,734	6.31	3,464,629	5.45
High-power lithium battery cells	162,591	0.32	2,098,900	3.31
	$50,227,552	100.00	$63,530,219	100.00
Net revenues by geographic area:

	Three months ended December 31,
	2009		2010
		%		%
PRC Mainland	$35,648,576	70.97	$48,189,095	75.86
PRC Taiwan	6,754,940	13.45	9,315,786	14.66
India	1,598,406	3.18	1,889,702	2.98
Hong Kong, China	5,552,246	11.05	2,791,600	4.39
Others	673,384	1.35	1,344,036	2.11
	$50,227,552	100.00	$63,530,219	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

16 Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2010 through the date these financial statements were issued and has determined that there were no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in other reports that we file with the SEC, including without limitation our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, or the 2010 Form 10-K. Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, all references in this Report to: “we,” “us,” “our” and the “Company” are to the combined business of China BAK Battery, Inc. and its consolidated subsidiaries. Unless the context requires otherwise, all references to:

  “BAK Canada” are to our Canadian subsidiary, BAK Battery Canada Ltd.;

  “BAK Electronics” are to our PRC subsidiary, BAK Electronics (Shenzhen) Co., Ltd.;

  “BAK Europe” are to our German subsidiary, BAK Europe GmbH;

  “BAK India” are to our Indian subsidiary, BAK Telecom India Private Limited;

  “BAK International” are to our Hong Kong subsidiary, BAK International Limited;

  “BAK Tianjin” are to our PRC subsidiary, BAK International (Tianjin) Ltd.;

  “China,” “Chinese” and “PRC” are to the People’s Republic of China, excluding for the purposes of this Report only, Taiwan, Hong Kong and Macau;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “RMB” are to Renminbi, the legal currency of China; and

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Shenzhen BAK” refers to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.;

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

First Fiscal Quarter Financial Performance Highlights

During the first quarter of fiscal year 2011, we generated $63.5 million in net revenues, an increase of 14.3% from $55.6 million in the fourth quarter 2010, and up 26.5% from $50.2 million in the first quarter of 2010.

The following achievements were accomplished in the first quarter of fiscal year 2011:

  Revenue increased 26.5% year-over-year and 14.3% quarter on quarter (compared to the fiscal quarter ended September 30, 2010)

  Revenues from high-power batteries more than tripled in the fiscal quarter ended December 31, 2010 compared to the fiscal quarter ended September 30, 2010 due to robust demand for batteries used in energy storage solutions, including UPS

  Gross margin improved to 15.7% in the first quarter of fiscal year 2011 from 9.5% in the previous quarter

  Reported another quarter of positive cash flow of $18.4 million from operating activities, reflecting continued progress in the Company’s turnaround plan

  Days Sales Outstanding declined to 126 days from 134 days last quarter and Days Sales of Inventory declined to 110 days from 115 days in the previous quarter

  In November 2010, Chery Automobile Co., Ltd. officially launched its first Lithium-ion-based electric vehicle, Ruilin M1, powered by China BAK’s lithium-ion phosphate batteries at the 25th World Electric Vehicle Symposium and Exposition

  BAK Tianjin received a subsidy of approximately $7.5 million for its automated high power lithium battery project in December 2010

Gross profit for the first quarter of fiscal year 2011 was $10.0 million, up 88.3% from $5.3 million last quarter and up 4.6% from $9.6 million in the same quarter of last year. Gross margin was 15.7%, up from 9.5% last quarter and slightly lower than 19.0% in the same period last year. The increase in gross profit was primarily a result of increased direct sales of battery packs to OEM cell phone manufacturers driven by strong customer demand. The year-over-year decline in gross margin was primarily a result of the Company’s adoption of a competitive pricing strategy for its cylindrical cells to increase its market share in the OEM market.

We had access to $222.5 million in short-term credit facilities and $53.0 million in long-term credit facilities as of December 31, 2010. As of December 31, 2010, the principal outstanding amounts included short-term bank loans of $139.8 million, long-term bank loans of $15.1 million maturing within one year, and long-term bank loans of $22.7 million maturing in over one year, and bills payable of $51.5 million, leaving $66.9 million of short-term funds available for additional cash needs. In addition, on July 10, 2008, our $60 million shelf registration statement was declared effective by the SEC, pursuant to which we have raised $36.6 million in gross proceeds from sales of common stock and issued common stock warrants exercisable for up to $21.6 million in additional gross proceeds. As $16 million of these warrants were not exercised before their expiration, we may raise up to an additional $17.8 million in gross proceeds from future equity financings under this shelf registration statement.

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

Government Grant Income. Income from government grants consisted primarily of grant funds awarded to Shenzhen BAK as consideration for its contributions to the Shenzhen area’s economy and as subsidies for land-use rights at BAK Industrial Park. No present or future obligations arise from the receipt of these funds.

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

For BAK Electronics, established in August 2005, the same tax holiday was in effect for calendar years 2006 and 2007, making BAK Electronics fully exempt from any enterprise income tax. Following the tax holiday, a three-year 50% reduction in BAK Electronics’ enterprise income tax rate commenced. Pursuant to the transition period of the New CIT Law, BAK Electronics’ income tax rates for calendar years 2010 and 2011 were expected to be 22% and 24%, respectively, and starting in calendar year 2012 it was expected to be subject to an income tax rate of 25%. Taking the 50% reduction into account, BAK Electronics’ income tax rates are now expected to be 11% and 24% for calendar years 2010 and 2011, respectively, with no change in its expected 2012 tax rate of 25%. BAK Electronics did not incur any enterprise income tax for calendar year 2010 due to the current tax losses.

Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $233,000 pursuant to their transitional tax rate for the three months ended December 31, 2010, or $0.004 per basic share.

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

Our effective tax benefit rate was 3.5% for the three months ended December 31, 2010 and our effective tax benefit rate was 27.3% for the three months ended December 31, 2009.

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

Results of Operations

Comparison of Three Months Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations for the periods indicated. All amounts, other than percentages, are in thousands of U.S. dollars.

	Three Months Ended
	December 31,
	2010	2009	$	Change	% Change
Net revenues	$63,530	$50,228		$13,302	26.5
Cost of revenues	53,534	40,668		12,866	31.6
Gross profit	9,996	9,560		436	4.6
Operating expenses:
Research and development expenses	1,645	1,768		(123)	(7.0)
Sales and marketing expenses	2,273	2,028		245	12.1
General and administrative expenses	7,879	8,637		(758)	(8.8)
Total operating expenses	11,797	12,433		(636)	(5.1)
Operating loss	(1,801)	(2,873)		1,072	(37.3)
Finance costs, net	2,840	2,153		687	31.9
Government grant income	607	355		252	71.0
Other income	241	7		234	3,342.9
Income tax benefits	134	1,272		(1,138)	(89.5)
Net loss	$(3,659)	$(3,392)		$(267)	7.9

Net Revenues. Net revenues increased to $63.5 million for the three months ended December 31, 2010 as compared to $50.2 million for the same period of the prior year, an increase of $13.3 million or 26.5% . The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Three Months Ended
	December 31,
	2010	2009
	(in thousands)
Prismatic cells
Aluminum-case cells	$30,597	$27,863
Battery packs	16,898	10,920
Cylindrical cells	10,470	8,114
Lithium polymer cells	3,465	3,168
High-power lithium battery cells	2,100	163
Total	$63,530	$50,228

  Net revenues from sales of aluminum-case cells increased to $30.6 million in the three months ended December 31, 2010, from $27.9 million in the same period in fiscal year 2010, an increase of $2.7 million or 9.8%, resulting from sales volume of 4.3% driven by increase sales to the OEM market in the PRC and an increase of 4.1% in our average selling price.

  Net revenues from sales of battery packs increased to $16.9 million in the three months ended December 31, 2010, from $10.9 million in the same period in fiscal year 2010, an increase of $6.0 million or 54.7%. This resulted from an increase in sales volume of 59.1% due to increased export sales and domestic market sales in the PRC, offset by a 2.8% decrease in average selling price.

  Net revenues from sales of cylindrical cells increased to $10.5 million in the three months ended December 31, 2010, from $8.1 million in the same period in fiscal year 2010, an increase of $2.5 million or 29.1%. This result was the net effect of a 38.4% increase in sales volume driven primarily by increased sales to laptop manufacturers, offset by a decrease in our average selling prices of 6.6% due to our competitive pricing strategy for the cylindrical battery cells to increase our market share in the OEM market.

  We sold $3.5 million in lithium polymer cells in the three months ended December 31, 2010, compared to $3.2 million in lithium polymer cells in the same period in fiscal year 2010, a slight increase of $298,000 or 9.4%, resulting from a 35.7% increase in average selling price, offset by a 17.7% decrease in sales volume as a result of fierce competition.

  We also sold approximately $2.1 million in high-power lithium battery cells in the three months ended December 31, 2010, as compared to $163,000 in high-power lithium battery cells in the same period of fiscal year 2010, due to our sale of sample products used in electric buses, electric vehicles, electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues increased to $53.5 million for the three months ended December 31, 2010, as compared to $40.7 million for the same period in fiscal year 2010, an increase of $12.9 million or 31.6% . The increase in cost of revenues correlates to an increase in sales volume over the three months ended December 31, 2010.

As a result, gross profit for the three months ended December 31, 2010 was $10.0 million, or 15.7% of net revenues, as compared to gross profit of $9.6 million, or 19.0% of net revenues, for the same period in fiscal year 2010. The decrease in gross profit as a percentage of net revenues was primarily due to a decrease in the average selling price of cylindrical battery cells, resulting from the temporary competitive-pricing strategy implemented in order to maintain and increase our market share in the OEM market.

Research and Development Costs. Research and development costs decreased to $1.6 million for the three months ended December 31, 2010, as compared to $1.8 million for the same period in fiscal year 2010, a decrease of $123,000 or 7.0% . Equity-based compensation included in R&D costs decreased by $90,000 as charges relating to outstanding stock options to R&D staff had already been reflected in large part in fiscal periods prior to fiscal year 2011.

Sales and Marketing Expenses. Sales and marketing expenses increased to $2.3 million for the three months ended December 31, 2010, as compared to $2.0 million for the same period in fiscal year 2010, an increase of $245,000, or 12.1% . Salaries and welfare increased $205,000 primarily due to increased basic salaries and benefits in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. As a percentage of revenues, sales and marketing expenses have decreased to 3.6% for the three months ended December 31, 2010 from 4.0% for the same period in fiscal year 2010, due to the significant increase in revenues from sales.

General and Administrative Expenses. General and administrative expenses decreased to $7.9 million, or 12.4% of revenues, for the three months ended December 31, 2010, as compared to $8.6 million, or 17.2% of revenues, for the same period in fiscal year 2010, a decrease of $758,000 million, or 8.8%. Bad debt expenses decreased, during the three months ended December 31, 2010, by $1.7 million. We also recognized the exchange loss of $755,000 for the three months ended December 31, 2010, compared with exchange gain of $150,000 for the three months ended December 31, 2009.

Operating Loss. As a result of the above, operating loss totaled $1.8 million for the three months ended December 31, 2010, as compared to $2.9 million for the same period of the prior year. As a percentage of net revenues, operating loss was 2.8% for the three months ended December 31, 2010, as compared to operating loss of 5.7% for the same period of the prior fiscal year.

Finance Costs, Net. Finance costs, net, increased to $2.8 million for the three months ended December 31, 2010, as compared to $2.2 million for the same period of the prior fiscal year, an increase of $687,000 or 31.9% . This increase mainly was due to an increase in discounts charged for bills receivable recognized during the three months ended December 31, 2010.

Government Grant Income / Other Income / (Other Expenses). We had deferred revenue from government grant income of $607,000 and other income of $241,000 for the three-month period ended December 31, 2010, as compared to government grant income of $355,000 and other income of $7,000 for the same period of the prior fiscal year. The government grant income for the three months ended December 31, 2010 and December 31, 2009 mainly consisted of subsidies to pay for the land use rights to our corporate campus at BAK Industrial Park and government grant funds to subsidize certain lithium battery projects. No present or future obligation will arise from the receipt of such income.

Income Tax Benefits. Income tax benefits were $134,000 for the three months ended December 31, 2010, as compared to income tax benefits of $1.3 million for the same period of fiscal year 2010. The change was the result of a deferred tax provision during the three months ended December 31, 2010.

Net Loss. As a result of the foregoing, we had a net loss of $3.7 million for the three months ended December 31, 2010 compared to $3.4 million for the same period of 2009.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of December 31, 2010, we had cash and cash equivalents of $24.5 million, as compared to $22.6 million as of September 30, 2010 and $18.3 million as of December 31, 2009. In addition, we had pledged deposits amounting to $16.4 million and $9.4 million as of December 31, 2010 and September 30, 2010, respectively. Typically, our banks require their borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from three to twelve months which coincides with the periods the cash remains pledged to the banks.

We had access to $222.5 million in short-term credit facilities and $53.0 million in long-term credit facilities as of December 31, 2010. As of December 31, 2010, the principal outstanding amounts included short-term bank loans of $139.8 million, long-term bank loans of $15.1 million maturing within one year, and long-term bank loans of $22.7 million maturing in over one year, and bills payable of $51.5 million, leaving $66.9 million of short-term funds available for additional cash needs. In addition, on July 10, 2008, our $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we have raised $36.6 million in gross revenue from common stock purchases and issued common stock warrants exercisable for up to $21.6 million in additional gross proceeds. As $16.0 million of these warrants were not exercised before their expiration, we may raise up to an additional $17.8 million in gross proceeds from future equity financings under this shelf registration statement.

The following table sets forth a summary of our cash flows for the periods indicated:
Cash Flow
(All amounts in thousands of U.S. dollars)
	Three Months Ended
	December 31
	2010	2009
Net cash provided by / (used in) operating activities	$18,386	$(17,373)
Net cash used in investing activities	(5,968)	(3,906)
Net cash (used in) / provided by financing activities	(10,763)	8,911
Effect of exchange rate on cash and cash equivalents	283	(7)
Net increase / (decrease) in cash and cash equivalents	1,938	(12,375)
Cash and cash equivalents at beginning of the period	22,589	30,678
Cash and cash equivalents at end of period	24,527	18,303

Operating Activities

Net cash provided by operating activities was $18.4 million in the three months ended December 31, 2010, compared to $17.4 million of net cash used in operating activities in the same period in fiscal year 2010. The increase of $35.8 million in operating activities was mainly attributable to longer credit terms we obtained from our suppliers.

Investing Activities

Net cash used in investing activities was $5.9 million in the three months ended December 31, 2010, compared to $3.9 million of net cash used in investing activities in the same period in fiscal year 2010. The net cash used in investing activities during the period ended December 31, 2010 was mainly used for procurement of machinery and equipment for cylindrical cell line and prismatic cell production line and construction of the Research and Development Test Centre in Shenzhen.

Financing Activities

Net cash used in financing activities was $10.8 million in the three months ended December 31, 2010, compared to $8.9 million net cash provided by financing activities in the same period in fiscal year 2010. This was mainly attributable to (i) net proceeds of $19.6 million from a private placement of our common stock completed in October 2009, (ii) a $18.8 million increase in cash deposits at banks as collateral in the three months ended December 31, 2010, and (iii) decreased borrowings, net of repayments, of $18.7 million in the three months ended December 31, 2010.

As of December 31, 2010, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

	Maximum Amount Available	Amount Borrowed (includes bank loans and bills payable)
Short-term credit facilities:	(in thousands)
Agricultural Bank of China	$60,585	$60,585
Shenzhen Development Bank	30,292	22,719
China CITIC Bank	12,117	12,117
Bank of China	68,158	56,234
China Everbright Bank	18,175	6,025
Bank of Communications	7,573	-
Guangdong Development Bank	13,469	-

Tianjin Branch, Bank of Dalian	6,058	6,955
Tianjin Branch, China Bohai Bank	6,058	6,058
Subtotal—Short-term credit facilities	$222,485	$170,693
Long-term credit facilities:
Agricultural Bank of China	15,146	15,146
China Development Bank	22,719	7,573
Agricultural Bank of China, Tianjin Jinxin Branch	15,146	15,146
Subtotal—Long-term credit facilities	$53,011	$37,865
Lines of Credit:
Agricultural Bank of China
Guangdong Development Bank		4,542
Tianjin Branch, Bank of Dalian		1,943
Bank of China		9,457
Shanghai Pudong Development Bank		4,664
Subtotal—Lines of credit		$20,606
Total Principal Outstanding	$275,496	$229,164

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $139.8 million, long-term bank loans of $15.1 million maturing within one year and long-term bank loans of $22.7 million maturing in over one year, and bills payable of $51.5 million.

For the purpose of presentation, the effect of increases in bills payable balances is included in operating activities in the statements of cash flows.

During the three months ended December 31, 2010, we repaid loans totaling approximately $31.8 million, renewed a comprehensive credit facility agreement with a maximum loan amount of approximately $75.7 million, and entered into new short-term bank loan agreements totaling approximately $27.8 million. The material financing terms of these loans are described below.

On November 15, 2010, we renewed our comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch, or Agricultural Bank – Shenzhen Branch, to provide a maximum loan amount of RMB 500 million (approximately $75.7 million), including RMB 400 million (approximately $60.6 million) of one-year term credit facilities and RMB 100 million (approximately $15.1 million) of five-year term credit facilities. This comprehensive credit facility agreement renewed a predecessor credit facility agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 26, 2009 and governs all loans that were subject to the predecessor agreement at the time of the renewal. New loans may be drawn under this credit facility from November 15, 2010 through November 10, 2011, with the term of the loan established at the time each new loan is drawn, except as to funds borrowed under a loan agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 23, 2006 and effective December 18, 2006, or the 2006 Loan Agreement, which may be drawn at any time within five years of December 18, 2006, and which will mature five years after such funds are drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans that are subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with Agricultural Bank – Shenzhen Branch relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to Agricultural Bank – Shenzhen Branch relative to its indebtedness to all financial institutions combined (referred to as the “Percentages Undertaking”). The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with Agricultural Bank –Shenzhen Branch or applicable financial institutions and the amount of foreign currencies deposited with Agricultural Bank – Shenzhen Branch or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of Agricultural Bank – Shenzhen Branch prior to the expiration of all loans under this credit facility (this undertaking and the Percentages Undertaking are collectively referred to as the “Undertakings”). The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li, BAK Tianjin, and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park. In the event that Shenzhen BAK breaches any of the Undertakings or any guaranteed party breaches any of its guaranty obligations, Agricultural Bank – Shenzhen Branch may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of all loan amounts governed by this credit facility.

During the fiscal quarter ended December 31, 2010, we had seven outstanding short-term loans under the comprehensive credit facility with Agricultural Bank – Shenzhen Branch totaling approximately $72.0 million. The first loan, of approximately $11.4 million, carried annual interest at 5.31%, and was due on January 6, 2011. The second loan, of approximately $7.6 million, carried annual interest at 5.56%, and  was due on January 21, 2011. The third loan, of approximately $7.6 million, carried annual interest at 5.56%, and was due on January 22, 2011. We repaid each of the foregoing three loans on its respective due date. The fourth loan, of approximately $9.0 million, currently carries annual interest at 5.282% and is due on April 20, 2011. The fifth loan, of approximately $11.4 million, carries annual interest at 5.282% and is due on April 22, 2011. The sixth loan, of approximately $13.6 million, currently carries annual interest at 5.282% and is due on April 19, 2011. The seventh loan, of approximately $11.4 million, currently carries annual interest at 95% of the benchmark rate of  the People's Bank of China, or PBOC and is due on December 21, 2011. Each of the loan agreements specifically provides for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. Agricultural Bank - Shenzhen Branch permitted us to obtain the seventh loan under this credit facility notwithstanding that we had borrowed the maximum amount of one-year term loans under this facility on the date of such loan.

As of December 31, 2010, we also had two five-year term loans totaling approximately $15.1 million under the Agricultural Bank – Shenzhen Branch comprehensive credit facility carrying interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan, of approximately $6.0 million, currently carries annual interest of 5.184% and is due on January 25, 2012. The second loan, of approximately $9.1 million, currently carries annual interest of 5.184% and is due in two installments of approximately $7.5 million on January 25, 2011, and approximately $1.6 million on January 25, 2012, respectively. The installment due on January 25, 2011 was repaid on that date. These five-year term loans are specifically: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $31.2 million as of December 31, 2010; and (iii) secured by the property ownership and land use rights certificates with an aggregate net book value of $111.1 million as of December 31, 2010 in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used at the campus subsequent to such construction.

As of December 31, 2010, we had a comprehensive credit facility agreement, dated as of June 28, 2010, with Bank of Communications to provide a maximum loan amount of RMB 50 million (approximately $7.6 million). This credit facility agreement is guaranteed by BAK Tianjin and Mr. Xiangqian Li. Loans may be drawn at any time from June 28, 2010 to June 28, 2011. As of December 31, 2010, we had not borrowed any loans under this credit facility.

As of December 31, 2010, we had a comprehensive credit facility agreement with China Everbright Bank to provide a maximum amount of RMB 120 million (approximately $18.2 million) including RMB 40 million to support bank acceptance bills (instruments commonly used in China that are similar to letters of credit) and RMB 80 million to cover discounts on our notes receivable due to their assignment to certain banks, suppliers, vendors, and other creditors from November 8, 2010 to November 8, 2011. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li. As of December 31, 2010, we had borrowed $6.0 million of notes payable under this credit facility.

As of December 31, 2010, we had a credit facility with Shenzhen Branch, China CITIC Bank to provide a maximum loan amount of RMB 80 million (approximately $12.1 million). This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of December 31, 2010, we had borrowed $12.1 million under two loans at floating interest rate of 5.0445%, with a rate in line with the benchmark interest rate adjustment of the PBOC under this credit facility. The first loan, of approximately $6.0 million, carried floating interest of 5.0445% and is repayable on June 11, 2011. The second loan, of approximately $6.1 million, also carried floating interest of 5.0445% and is also repayable on June 11, 2011.

As of December 31, 2010, we had also borrowed $0.5 million of notes payable outside any credit facility in Bank of China, Tianjin Branch.

As of December 31, 2010, we had a credit facility agreement with Bank of China to provide a maximum loan amount of RMB 450 million (approximately $68.2 million). This credit facility was guaranteed by BAK International and Mr. Xiangqian Li, and also is secured by machinery and equipment with carrying values of approximately $31.2 million as of December 31, 2010. As of December 31, 2010, we had two outstanding short-term loans under the comprehensive credit facility. The first loan, of approximately $22.7 million, currently carries annual interest of 5.31% and is due on March 11, 2011. The second loan, of approximately $7.6 million, currently carries annual interest at 95% of the benchmark rate of the PBOC and is due on November 9, 2011, and $25.9 million of notes payable under this credit facility agreement. We had also borrowed $9.0 million of notes payable separate from the credit facility.

As of December 31, 2010, we had a comprehensive credit facility agreement with Tianjin Branch, China Bohai Bank to provide a maximum loan amount of RMB 40 million (approximately $6.1 million). This credit facility agreement was guaranteed by Shenzhen BAK. Under the terms of the credit facility agreement, loans may be drawn at any time from January 19, 2010 to January 19, 2011. As of December 31, 2010, we had borrowed approximately $6.1 million under the loan agreement which bears a floating interest rate equal to the benchmark rate of the PBOC on the date of the loan agreement and adjusted annually, and which was repayable on January 18, 2011. The loan was repaid on January 18, 2011.

As of December 31, 2010, we had a comprehensive credit facility agreement with Shenzhen Development Bank, Longgang Branch, or Shenzhen Development Bank, to provide a maximum loan amount of RMB 200 million (approximately $30.3 million). Loans may be drawn at any time over the one-year period beginning December 31, 2009 and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and was also secured by $22.7 million of inventory and $1.3 million of machinery and equipment. As of December 31, 2010, we had three outstanding short-term loans under the comprehensive credit facility with Shenzhen Development Bank totaling approximately $22.7 million. The first loan, dated December 31, 2009, was approximately $3.0 million, carried a floating interest rate equal to 95% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and was repayable on December 31, 2010. We repaid this loan on December 31, 2010. The second loan, dated January 4, 2010, was approximately $9.1 million, carried a floating interest rate equal to 95% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and was repayable on January 4, 2011. We repaid this loan on January 4, 2011. The third loan, dated February 3, 2010, was approximately $10.6 million, carried a floating interest rate equal to 90% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and was repayable on February 3, 2011. We repaid this loan in January 2011.

As of December 31, 2010, we had a six-year long-term loan agreement expiring on December 30, 2015 of RMB 150 million (approximately $22.7 million) with Shenzhen Branch, China Development Bank, or China Development Bank. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. According to the property ownership and land use rights certificate that we obtained in relation to this facility, the certificate may not be pledged without the approval of the relevant government office. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. For further discussion regarding the status of property ownership rights relating to this facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures.” The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li. We had borrowed approximately $7.6 million under a loan agreement dated March 1, 2010, bearing annual interest of 5.90%, adjusted monthly, and repayable within 72 months.

During the fiscal quarter ended December 31, 2010, we had a comprehensive credit facility agreement with Shenzhen Hi-Tech District Branch, Industrial Bank, or Industrial Bank, for a maximum loan amount of RMB 62.5 million (approximately $9.3 million). This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li. Loans may be drawn at any time from March 31, 2010 to December 31, 2010. During the quarter ended December 31, 2010, we had borrowings of approximately $7.6 million under a loan agreement dated January 6, 2010 bearing fixed interest of 4.779%, and which was repayable on December 31, 2010 under this credit facility agreement. We repaid this loan on December 31, 2010.

As of December 31, 2010, we had a comprehensive credit facility agreement with Tianjin Branch, Bank of Dalian, or Bank of Dalian, for a maximum loan amount of RMB 40 million (approximately $6.1 million). If we increase paid-up capital by $20 million, then an additional RMB 10 million of credit facilities would be available. If we pay up 50% of our total registered capital, then another additional RMB 10 million of credit facilities would be available. If we pay up all our registered capital, the total amount of available credit under this facility would be RMB 80 million (approximately $12.0 million). This credit facility agreement is guaranteed by Shenzhen BAK and Mr. Xiangqian Li. Loans may be drawn at any time from November 27, 2009 to November 26, 2010. During the fiscal quarter ended December 31, 2010, we had borrowed approximately $6.1 million under a loan agreement dated October 27, 2010, bearing annual interest of 6.116%, adjusted monthly, repayable on October 26, 2011. In addition, we had also borrowed $1.9 million of short term loans and $0.9 notes payable separate from the credit facility.

On September 28, 2009, we entered into a guaranty contract with Shanghai Pudong Development Bank to provide guaranty for the loans drawn from September 28, 2009 to August 31, 2010, and the maximum amount for all loans will be less than RMB 30 million (approximately $4.5 million). As of December 31, 2010, we had borrowed approximately $4.7 million of notes payable outside any credit facility.

As of December 31, 2010, we had a four-year, long-term loan agreement expiring May 26, 2012 of RMB 100 million (approximately $15.1 million) with Agricultural Bank of China, Tianjin Branch, or Agricultural Bank – Tianjin Branch. This loan agreement is secured by the machinery and equipment purchased for the automated high-power lithium battery cells production line at our Tianjin facility. As of December 31, 2010, we had borrowed $15.1 million under this loan agreement, payable in three installments: (i) RMB 50 million (approximately $7.5 million) on December 26, 2011; and(ii) RMB 50 million (approximately $7.6 million) on May 26, 2012.

We had negative working capital of $72.7 million as of December 31, 2010, as compared to negative working capital of $70.8 million as of September 30, 2010. Current assets as of December 31, 2010 were $212.5 million compared with $194.7 million as of September 30, 2010, an increase of $17.9 million. Current liabilities as of December 31, 2010 were $285.2 million compared with $265.5 million as of September 30, 2010, an increase of $19.7 million. We had short-term bank loans maturing in less than one year of $139.8 million and long-term bank loans maturing within one year of $15.1 million as of December 31, 2010, or a total of $154.9 million of loans maturing within one year, as compared to a total of $149.4 million of such loans as of September 30, 2010, an increase of $5.5 million. We had long-term bank loans maturing in over one year of $22.7 million as of December 31, 2010, as compared to $29.9 million of such loans as of September 30, 2010, a decrease of $7.2 million.

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

Capital Expenditures

We made capital expenditures of $6.0 million and $3.9 million in the three months ended December 31, 2010 and 2009, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity.

The following table sets forth the breakdown of our capital expenditures by use for the periods indicated.
	Three Months Ended
	December 31,
	2010	2009
	(in thousands)
Construction costs	$1,690	$192
Purchase of equipment	4,278	3,714
Total capital expenditures	$5,968	$3,906

We estimate that our total capital expenditures in fiscal year 2011 will reach approximately $35.0 million, to purchase manufacturing equipment for the expansion of our production lines and for the construction of our new Research and Development Test Centre at our Shenzhen facility.

We have completed the construction and put into use facilities measuring 218,178 square meters comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls and administrative offices at the BAK Industrial Park in Shenzhen. Of that space, approximately 81,411 square meters are manufacturing facilities. We have also completed the construction and put into use facilities measuring 65,907 square meters comprised of manufacturing facilities, dormitory space, dining halls and other facilities in Tianjin. Of that space, approximately 44,129 square meters are manufacturing facilities. The primary reasons for our continuing investments in the facilities in Tianjin are to realize the benefits of our prior investment in these facilities, to position the Company to capitalize on our knowledge of and experience with established markets for lithium-phosphate technology, such as electric bicycles, cordless power tools, and to penetrate emerging consuming markets for this technology, such as electric cars, electric buses, light electric vehicles, and hybrid electric vehicles. We have received several contracts to supply high-power lithium cells for use in electric cars, electric bicycles, UPS, and other applications.

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

We have insurance for our manufacturing facilities for Shenzhen BAK located in BAK Industrial Park and our manufacturing facilities at our Tianjin facility. However, we are not able to insure our new Research and Development Test Centre to be constructed in Shenzhen, China, until we receive the required certificate of property ownership. Upon receipt of the certificate of property ownership, we intend to procure such insurance. The applications for the related certificates of property ownership rights are in process with respect to our facilities at BAK Industrial Park and Tianjin (see discussion of our Research and Development Test Centre below). As we have been granted the land use rights certificate to the premises presently occupied by the Company in BAK Industrial Park, there should be no legal barriers for us to obtain a property ownership certificate for this property. However, it is possible that the Shenzhen government may determine that even with our land use rights certificate, the buildings constructed at BAK Industrial Park were still constructed without the proper authority and must be vacated as illegitimate constructions, and we might be subject to penalties and fines. However, we believe that this possibility, while present, is remote.

As of September 30, 2007, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our Tianjin facility. As of September 30, 2008, we had obtained the relevant land use rights certificate to this facility. As of December 31, 2010, we were in the process of obtaining the relevant property ownership rights certificate to this facility.

Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had originally requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make the remaining contribution of the registered capital by December 11, 2009, which we interpreted as an extension of the completion date of construction to this date. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to complete this contribution no later than December 2012. As of December 31, 2010, we were in the process of negotiating with the relevant government bureau for the extension of the completion date of the construction of the Tianjin facility.

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

Contractual Obligations and Commercial Commitments

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” in the 2010 Form 10-K for a discussion of our contractual obligations and commercial commitments as of September 30, 2010. There were no material changes outside the ordinary course of our business in our contractual obligations and commercial commitments for the quarter ended December 31, 2010.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of December 31, 2010. As of December 31, 2010, we provided the guarantees for the non-related parties, Nanjing Special Metal Equipment Co., Ltd., Hunan Reshine New Material Ltd, Shenzhen Tongli Hi-tech Co. Ltd., Shenzhen B&G Technology Development Co. Ltd., Shanghai Global Children Products Co. Ltd., Shenzhen Yasu Technology Co. Ltd., Beijing Triolion Technology Co. Ltd. and Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd. The maximum amount of our exposure for these guarantees was $40.7 million and $40.2 million at December 31, 2010 and September 30, 2010, respectively.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of December 31, 2010 and September 30, 2010, the carrying amount of property, plant and equipment, net was $229.1 million and $228.9 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

We have not recognized any impairment charges for the long-lived assets for the three months ended December 31, 2010.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2010 and September 30, 2010, we had not charged off any balances as we had yet to exhaust all means of collection.

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

Pursuant to ASC Topic 718, we have recognized compensation costs of $525,000 in relation to stock-based awards to our employees and non-employee directors for the three months ended December 31, 2010, as an increase in both the operating costs and shareholder’s equity.

Recently Issued Accounting Pronouncements

Please refer to note 1 to our financial statements, “Principal Activities, Basis of Presentation and Organization – Recently Issued Accounting Standards,” for a discussion of relevant pronouncements.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2010	2009
Balance sheet items as of December 31	6.6023	6.8270
Amounts included in the statement of operations and comprehensive loss, statement of changes in stockholders’ equity and statement of cash flows for the three
months ended December 31	6.6560	6.8274
Balance sheet items as of September 30	6.6912	6.8263

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2010.

Please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Financing Activities” for a discussion of our credit facilities and loan agreements.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at December 31, 2010, would increase net loss before provision for income taxes by approximately $1.8 million, or 46.9%, for the three months ended December 31, 2010. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 98.3% of our revenues and 99.2% of our costs and expenses for the three months ended December 31, 2010 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.3% of our assets except for cash were denominated in RMB as of December 31, 2010. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $3.4 million based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of December 31, 2010. As of December 31, 2010, our accumulated other comprehensive income was $30.1 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our interim chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in our 2010 Form 10-K. Investors are directed to Item 1, “Risk Factors” of the 2010 Form 10-K.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated November 15, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China.

99.2	Loan Agreement (English summary), dated December 22, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China.

99.3

Guaranty Contract of Maximum Amount (English summary), dated November 15, 2010, between Xiangqian Li, BAK International Limited, BAK International (Tianjin) Ltd., and Shenzhen Eastern Branch, Agricultural Bank of China.

99.4	Mortgage Contract of Maximum Amount (English summary), dated November 15, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China.

99.5	Loan Agreement (English summary), dated October 27, 2010, between BAK International (Tianjin) Ltd. and Tianjin Branch, Bank of Dalian.

99.6	Loan Agreement (English summary), dated November 8, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2011

CHINA BAK BATTERY, INC.

By: /s/ Xiangqian Li
      Xiangqian Li, Chief Executive Officer
      (Principal Executive Officer)

By: /s/ Ke Marcus Cui
       Ke Marcus Cui, Interim Chief Financial Officer
       (Principal Financial Officer and Principal
       Accounting Officer)