Form 10-Q
period 2011-03-31
CHINA BAK BATTERY INC
filed 2011-05-10
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

____________________________________________________________________________
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]             No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	63,616,276

CHINA BAK BATTERY, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011

PART I
FINANCIAL INFORMATION

Item 1.           Financial Statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2010 and March 31, 2011
(In US$)

		September 30,	March 31,
	Note	2010	2011
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$22,588,635	$25,557,962
Pledged deposits	2	9,425,838	5,882,359
Trade accounts receivable, net	3	86,198,239	91,586,477
Inventories	4	64,048,366	66,797,093
Prepayments and other receivables	5	5,513,221	3,807,485
Deferred tax assets		6,887,723	7,451,629

Total current assets		194,662,022	201,083,005

Property, plant and equipment, net	6	228,884,576	232,296,998
Lease prepayments, net		31,924,396	32,332,093
Intangible assets, net		184,367	166,746
Deferred tax assets		1,680,348	1,719,874

Total assets		$457,335,709	$467,598,716

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2010 and March 31, 2011 (continued)
(In US$)

		September 30,	March 31,
	Note	2010	2011
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$137,418,187	$142,447,010
Current maturities of long-term bank loans	8	11,956,002	15,270,440
Accounts and bills payable		93,724,448	109,598,805
Accrued expenses and other payables		22,411,066	19,094,969

Total current liabilities		265,509,703	286,411,224

Long-term bank loans, less current maturities	8	29,890,004	15,270,440
Deferred revenue		7,352,941	7,390,893
Other long-term payables	9	3,431,373	10,892,883
Deferred tax liabilities		718,912	728,907

Total liabilities		306,902,933	320,694,347

Commitments and contingencies	13

Shareholders’ equity
Common stock US$ 0.001 par value;
100,000,000 authorized; 63,612,526 and 63,616,276 issued and outstanding as of September 30, 2010 and March 31, 2011 respectively		63,613	63,617
Donated shares		14,101,689	14,101,689
Additional paid-in capital		124,551,522	125,485,853
Statutory reserves		7,314,565	7,645,303
Accumulated deficit		(19,542,138)	(27,614,228)
Accumulated other comprehensive income		28,010,135	31,288,745
		154,499,386	150,970,979
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		150,432,776	146,904,369

Total liabilities and shareholders’ equity		$457,335,709	$467,598,716

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations and comprehensive loss
For the three months ended March 31, 2010 and 2011
(Unaudited)
(In US$)

	Three months ended March 31,
	2010	2011
Net revenues	$50,423,715	$46,710,589
Cost of revenues	(41,420,960)	(42,261,582)
Gross profit	9,002,755	4,449,007
Operating expenses:
Research and development expenses	(1,625,378)	(1,932,735)
Sales and marketing expenses	(1,705,649)	(2,198,785)
General and administrative expenses	(4,818,460)	(2,149,986)
Total operating expenses	(8,149,487)	(6,281,506)
Operating income / (loss)	853,268	(1,832,499)
Finance costs, net	(2,190,607)	(2,512,322)
Government grant income	78,970	30,769
Other (expense) / income	(145,024)	48,732
Loss before income taxes	(1,403,393)	(4,265,320)
Income tax (expense) / benefits	(1,146,418)	181,760
Net loss	$(2,549,811)	$(4,083,560)
Other comprehensive (loss) / income
- Foreign currency translation adjustment	(164,260)	1,228,458
Comprehensive loss	$(2,714,071)	$(2,855,102)
Net loss per share:
- Basic	$(0.04)	$(0.06)
- Diluted	$(0.04)	$(0.06)
Weighted average number of shares of common stock:
- Basic	62,881,663	62,895,246
- Diluted	62,881,663	62,895,246

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations and comprehensive loss
For the six months ended March 31, 2010 and 2011
(Unaudited)
(In US$)

	Six months ended March 31,
	2010	2011
Net revenues	$100,651,267	$110,240,808
Cost of revenues	(82,088,632)	(95,795,437)
Gross profit	18,562,635	14,445,371
Operating expenses:
Research and development expenses	(3,393,485)	(3,577,479)
Sales and marketing expenses	(3,733,619)	(4,472,148)
General and administrative expenses	(13,455,800)	(10,028,657)
Total operating expenses	(20,582,904)	(18,078,284)
Operating loss	(2,020,269)	(3,632,913)
Finance costs, net	(4,343,733)	(5,351,962)
Government grant income	434,274	637,740
Other (expense) / income	(138,308)	290,225
Loss before income taxes	(6,068,036)	(8,056,910)
Income tax benefits	125,898	315,558
Net loss	$(5,942,138)	$(7,741,352)
Other comprehensive (loss) / income
- Foreign currency translation adjustment	(271,606)	3,278,610
Comprehensive loss	$(6,213,744)	$(4,462,742)
Net loss per share:
- Basic	$(0.10)	$(0.12)
- Diluted	$(0.10)	$(0.12)
Weighted average number of shares of common stock:
- Basic	61,984,941	62,895,122
- Diluted	61,984,941	62,895,122

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of shareholders’ equity
For the six months ended March 31, 2010 and 2011
(Unaudited)

						Retained	Accumulated
	Shares of common stock			Additional		earnings /	other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	(accumulated	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	deficit)	income	shares	Amount	equity

Balance as of October 1, 2009	57,737,481	$57,738	$14,101,689	$101,161,455	$7,227,195	$13,328,115	$24,791,288	(721,030)	$(4,066,610)	$156,600,870

Net loss	-	-	-	-	-	(5,942,138)	-	-	-	(5,942,138)

Share-based compensation for employee stock awards	-	-	-	1,944,885	-	-	-	-	-	1,944,885

Exercise of stock options awards	70,045	70	-	226,526	-	-	-	-	-	226,596

Issuance of common stock to non- employee directors	7,500	7	-	(7)	-	-	-	-	-	-

Issuance of new common stock	5,790,000	5,790	-	19,383,694	-	-	-	-	-	19,389,484

Appropriation to statutory reserves	-	-	-	-	87,370	(87,370)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(271,606)	-	-	(271,606)

Balance as of March 31, 2010	63,605,026	$63,605	$14,101,689	$122,716,553	$7,314,565	$7,298,607	$24,519,682	(721,030)	$(4,066,610)	$171,948,091

Balance as of October 1, 2010	63,612,526	$63,613	$14,101,689	$124,551,522	$7,314,565	$(19,542,138)	$28,010,135	(721,030)	$(4,066,610)	$150,432,776

Net loss	-	-	-	-	-	(7,741,352)	-	-	-	(7,741,352)

Share-based compensation for employee stock awards	-	-	-	934,335	-	-	-	-	-	934,335

Issuance of common stock to non- employee directors	3,750	4	-	(4)	-	-	-	-	-	-

Appropriation to statutory reserves	-	-	-	-	330,738	(330,738)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	3,278,610	-	-	3,278,610

Balance as of March 31, 2011	63,616,276	$63,617	$14,101,689	$125,485,853	$7,645,303	$(27,614,228)	$31,288,745	(721,030)	$(4,066,610)	$146,904,369

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended March 31, 2010 and 2011
(Unaudited)
(In US$)

	Three months ended March 31,
	2010	2011
Cash flow from operating activities
Net loss	$(2,549,811)	$(4,083,560)
Adjustments to reconcile net loss to net cash (used in ) / provided by operating activities:
Depreciation and amortization	4,600,067	4,655,882
Provision for / (recovery of) doubtful debts	921,213	(613,782)
Provision for / (recovery of) obsolete inventories	142,130	(737,407)
Share-based compensation	799,675	409,316
Deferred income taxes	200,170	(182,041)
Deferred revenue	(58,587)	(60,795)
Exchange loss / (gain)	416,069	(135,060)

Changes in operating assets and liabilities:
Trade accounts receivable	(10,399,402)	1,996,606
Inventories	3,475,403	1,656,539
Prepayments and other receivables	4,754,453	1,284,517
Accounts and bills payable	(7,593,860)	(1,272,685)
Accrued expenses and other payables	3,774,284	(292,823)

Net cash (used in) / provided by operating activities	(1,518,196)	2,624,707

Cash flow from investing activities

Purchases of property, plant and equipment	(3,803,885)	(6,349,350)
Purchases of intangible assets	(135)	-

Net cash used in investing activities	$(3,804,020)	$(6,349,350)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended March 31, 2010 and 2011(continued)
(Unaudited)
(In US$)

	Three months ended March 31,
	2010	2011
Cash flow from financing activities

Proceeds from borrowings	$100,894,215	$66,874,383
Repayment of borrowings	(74,554,760)	(72,954,215)
Decrease in pledged deposits	1,017,887	10,567,373

Net cash provided by financing activities	27,357,342	4,487,541
Effect of exchange rate changes on cash and cash equivalents	(693,641)	268,172

Net increase in cash and cash equivalents	21,341,485	1,031,070
Cash and cash equivalents at the beginning of period	18,302,923	24,526,892

Cash and cash equivalents at the end of period	$39,644,408	$25,557,962

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to banks	$-	$5,184,165

Cash paid during the period for:
Income taxes	$-	$42,097

Interest, net of amounts capitalized	$1,819,958	$2,348,209

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the six months ended March 31, 2010 and 2011
(Unaudited)
(In US$)

	Six months ended March 31,
	2010	2011
Cash flow from operating activities
Net loss	$(5,942,138)	$(7,741,352)
Adjustments to reconcile net loss to net cash (used in ) / provided by operating activities:
Depreciation and amortization	8,792,802	8,975,240
Provision for doubtful debts	5,657,549	2,447,086
Recovery of obsolete inventories	(138,125)	(737,407)
Share-based compensation	1,944,885	934,335
Deferred income taxes	(1,294,485)	(417,791)
Deferred revenue	(117,174)	(120,891)
Exchange loss/(gain)	153,511	(200,587)

Changes in operating assets and liabilities:
Trade accounts receivable	(5,924,142)	(5,875,117)
Inventories	(10,097,219)	(571,497)
Prepayments and other receivables	(3,442,801)	1,805,828
Accounts and bills payable	(12,388,975)	14,689,029
Accrued expenses and other payables	3,905,219	7,823,961

Net cash (used in) / provided by operating activities	(18,891,093)	21,010,837

Cash flow from investing activities

Purchases of property, plant and equipment	(7,708,534)	(12,317,071)
Purchases of intangible assets	(1,638)	-

Net cash used in investing activities	$(7,710,172)	$(12,317,071)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the six months ended March 31, 2010 and 2011(continued)
(Unaudited)
(In US$)

	Six months ended March 31,
	2010	2011
Cash flow from financing activities

Proceeds from borrowings	$141,832,103	$94,628,666
Repayment of borrowings	(138,268,619)	(104,714,179)
Decrease in pledged deposits	13,088,683	3,809,754
Proceeds from issuance of capital stock, net	19,616,080	-

Net cash provided by / (used in) financing activities	36,268,247	(6,275,759)
Effect of exchange rate changes on cash and cash equivalents	(700,926)	551,320

Net increase in cash and cash equivalents	8,966,056	2,969,327
Cash and cash equivalents at the beginning of period	30,678,352	22,588,635

Cash and cash equivalents at the end of period	$39,644,408	$25,557,962

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to banks	$585,969	$14,279,747

Cash paid during the period for:
Income taxes	$222,339	$42,097

Interest, net of amounts capitalized	$3,642,153	$4,750,809

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
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

Basis of Presentation and Organization

As of March 31, 2011, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008; and viii) Tianjin Meicai New Materials Technology Co., Ltd. (“Tianjin Meicai”), a wholly owned limited liability company established on February 22, 2011 in the PRC. BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

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
For the six months ended March 31, 2010 and 2011
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

Also on January 20, 2005, immediately prior to consummating the share swap transaction, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 8,600,433 shares of common stock for gross proceeds of US$17,000,000. In conjunction with this financing, Mr. Xiangqian Li, the Chairman and Chief Executive Officer of the Company, agreed to place 2,179,550 shares of the Company’s common stock owned by him into an escrow account pursuant to an Escrow Agreement dated January 20, 2005 (the “Escrow Agreement”). Pursuant to the Escrow Agreement, 50% of the escrowed shares were to be released to the investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2005 was not at least US$12,000,000, and the remaining 50% were to be released to investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2006 was not at least US$27,000,000. If the audited net income of the Company for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 2,179,550 shares would be released to Mr. Xiangqian Li in the amount of 50% upon reaching the 2005 target and the remaining 50% upon reaching the 2006 target.

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
For the six months ended March 31, 2010 and 2011
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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of March 31, 2011 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US GAAP.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
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

The Company has a working capital deficiency and accumulated deficit from net losses incurred for each of the three years in the fiscal year ended September 30, 2010 and for the six months ended March 31, 2011. These factors may raise doubts about the Company’s ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company accordingly has developed a strategic plan to generate a positive cash flow from operating activities for the fiscal year ending September 30, 2011 (the “FY2011 Turnaround Plan”). Under the FY2011 Turnaround Plan, the Company will implement cost reductions on both manufacturing costs and operating expenses to improve profit margins as well as reduce receivable turnover days through stronger credit controls.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
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

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force, or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of ASU 2010-13 has no material impact on the Company’s financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables, or ASU 2010- 20. ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. ASU 2010-20 is effective for interim and annual reporting periods on or after December 15, 2010. The adoption of ASU 2010-20 has no material impact on the Company’s financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

2         Pledged Deposits

Pledged deposits as of September 30, 2010 and March 31, 2011 consisted of the following:

	September 30,	March 31,
	2010	2011
Pledged deposits with banks for:
Construction payable	$463,410	$4,211,961
Short-term bank loans (Note 7)	658,508	-
Bills payable	8,303,920	1,670,398
	$9,425,838	$5,882,359

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3         Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2010 and March 31, 2011 consisted of the following:

	September 30,	March 31,
	2010	2011

Trade accounts receivable	$98,625,901	$104,563,112
Less: Allowance for doubtful accounts	(23,354,925)	(26,349,819)
	75,270,976	78,213,293
Bills receivable	10,927,263	13,373,184
	$86,198,239	$91,586,477

An analysis of the allowance for doubtful accounts for the six months ended March 31, 2010 and 2011 is as follows:

	Six months ended March 31,
	2010	2011

Balance at beginning of period	$13,081,331	$23,354,925
Addition of bad debt expense, net	5,648,694	2,447,086
Foreign exchange adjustment	2,092	547,808

Balance at end of period	$18,732,117	$26,349,819

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

4         Inventories

Inventories as of September 30, 2010 and March 31, 2011 consisted of the following:

	September 30,	March 31,
	2010	2011

Raw materials	$18,357,473	$21,629,811
Work-in-progress	6,771,843	11,103,896
Finished goods	47,458,604	42,048,007

	72,587,920	74,781,714
Less: Provision for obsolete inventories	(8,539,554)	(7,984,621)

	$64,048,366	$66,797,093

Part of the Company’s inventories with carrying value of US$22,417,504 and US$22,905,659 as of September 30, 2010 and March 31, 2011, respectively, was pledged as collateral under certain loan agreements (see Note 7).

5         Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2010 and March 31, 2011 consisted of the following:

	September 30,	March 31,
	2010	2011

Prepayments for raw materials and others	$2,198,770	$1,589,888
Other receivables	3,952,530	2,878,214
Less: Allowance for doubtful accounts	(638,079)	(660,617)

	$5,513,221	$3,807,485

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

6         Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2010 and March 31, 2011 consisted of the following:

	September 30,	March 31,
	2010	2011
Buildings	$121,050,663	$124,663,241
Machinery and equipment	135,127,265	140,475,044
Office equipment	2,207,168	2,354,595
Motor vehicles	1,416,369	1,447,891
	259,801,465	268,940,771
Accumulated depreciation	(61,340,759)	(71,350,162)
Construction in progress	33,791,211	39,364,632
Prepayment for acquisition of property, plant and equipment	2,550,733	1,391,940
Assets held for abandonment	1,043,835	1,063,327
Net book value	235,846,485	239,410,508

Impairment charge	(6,961,909)	(7,113,510)

Carried amount	$228,884,576	$232,296,998

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

6         Property, Plant and Equipment, net (continued)

(i)	Depreciation expense for the six months ended March 31, 2010 and 2011 is included in the condensed interim consolidated statements of operations and comprehensive loss as follows:

	Six months ended March 31,
	2010	2011
Cost of revenues	$6,499,739	$6,743,209
Research and development expenses	282,843	208,154
Sales and marketing expenses	195,494	243,916
General and administrative expenses	1,019,415	1,292,048
	$7,997,491	$8,487,327

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices and factories.

For the six months ended March 31, 2010 and 2011, the Company capitalized interest of US$548,798 and US$240,449 respectively to the cost of construction in progress.

(iii) Pledged Property, Plant and Equipment

As of September 30, 2010 and March 31, 2011, machinery and equipment with net book value of US$59,735,854 and US$58,763,355 of the Company were pledged as collateral under certain loan arrangements (see Notes 7 and 8).

(iv) Assets held for abandonment

Assets held for abandonment as of September 30, 2010 and March 31, 2011 consisted of the following:

	September 30,	March 31,
	2010	2011
Net book value	$1,043,835	1,063,327
Less: impairment charge	(819,874)	(846,487)
Carried amount	$223,961	216,840

The carried amount as of March 31, 2011 composed of the machinery and equipment relating to steel-case cell production line and certain used assets which have been written down to their salvage value of $216,840.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

7         Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	September 30,	March 31,
	2010	2010
Pledged deposits (Note 2)	$658,508	$-
Inventories (Note 4)	22,417,504	22,905,659
Machinery and equipment, net (Note 6)	31,788,414	26,409,205
	$54,864,426	$49,314,864

As of September 30, 2010 and March 31, 2011, the Company had several short-term bank loans with aggregate outstanding balances of US$137,418,187 and US$142,447,010, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 4.56% to 6.39% per annum, and had maturity dates ranging from 3 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of March 31, 2011, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$61,081,758 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of March 31, 2011, the aggregate net book value of the buildings and land use rights in relation to the land use rights certificate was US$115,951,734.

8         Long-term Bank Loans

As of September 30, 2010 and March 31, 2011, the Company had long-term bank loans of US$41,846,006 and US$30,540,880, respectively. As of March 31, 2011, US$7,635,220 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 5.94% per annum. This long-term bank loan is repayable on February 28, 2016.

Two other long-term loans totaled an aggregate borrowed amount of US$7,635,220 as of March 31, 2011. These loans were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan of US$6,108,176 currently carries interest at 5.184% per annum and is repayable on January 25, 2012. The second loan of US$1,527,044 currently carries annual interest of 5.184% and is repayable on January 25, 2012. Another loan of US$15,270,440 as of March 31, 2011 was borrowed under a four-year long-term loan credit facility from Tianjin Branch, Agricultural Bank of China and carries interest at the benchmark rate of the PBOC for three-year to five-year long-term loans, which is currently 5.76% per annum. This loan is repayable in two installments of US$7,635,220 on December 26, 2011 and US$7,635,220 on May 26, 2012.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
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

The long-term bank loan with Shenzhen Eastern Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$30,408,945 as of March 31, 2011 (see Note 6); and (iii) secured by the property ownership certificate and land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used in the campus subsequent to such construction.

The long-term bank loan with Tianjin Branch, Agricultural Bank of China is secured by the machinery and equipment purchased for the automated high-power lithium battery cells production line in Tianjin with carrying values of US$1,945,205 as of March 31, 2011.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of March 31, 2011 are as follows:

Fiscal years ending on March 31,
2012	$15,270,440
2013	7,635,220
2014 or after	7,635,220

$30,540,880

9         Other Long-term payables

Other long-term payables as of March 31, 2011 include a government subsidy of approximately US$7,500,000 received for the company’s automated high-power lithium battery project from the National Development and Reform Commission and the Ministry of Industry and Information Technology.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

10     Share-based Compensation (continued)

Subsequent to the grant date, options to purchase 200,000 shares of common stock were forfeited because the optionees terminated their employment with the Company. In addition, on September 28, 2006, options to purchase a total of 1,400,000 shares of common stock were cancelled pursuant to the Termination and Release Agreements signed on that day.

A summary of share option plan activity for these options during the six months ended March 31, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	200,000	$6.25
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of March 31, 2011	200,000	$6.25	0.1 years	$-
Exercisable as of March 31, 2011	200,000	$6.25	0.1 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2011 (US$1.81) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. No non-cash share-based compensation expense was recognized in respect of these share options for the six months ended March 31, 2010 and 2011.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions:

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of March 31, 2011, there were no unrecognized compensation costs related to non-vested share options.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

10     Share-based Compensation (continued)

A summary of share option plan activity for these options during the six months ended March 31, 2011 is presented below:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractua l term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2010	923,500	$3.29
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of March 31, 2011	923,500	$3.29	2.4 years	$-
Exercisable as of March 31, 2011	665,500	$3.18	1.9 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2011 (US$1.81) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$114,742 and US$49,224 For the six months ended March 31, 2010 and 2011 respectively, in respect of share options granted on June 25, 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of March 31, 2011, there were unrecognized compensation costs of US$24,604 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.1 year.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

10     Share-based Compensation (continued)

A summary of share option plan activity for these options during the six months ended March 31, 2011 is presented below:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2010	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of March 31, 2011	360,000	$4.30	1.8 years	$-
Exercisable as of March 31, 2011	360,000	$4.30	1.8 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2011 (US$1.81) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$105,291 and US$14,812 for the six months ended March 31, 2010 and 2011, respectively, in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of March 31, 2011, there were no unrecognized compensation costs related to non-vested share options.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

10     Share-based Compensation (continued)

A summary of share option plan activity for these options during the six months ended March 31, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of March 31, 2011	1,250,000	$4.18	2.1 years	$-
Exercisable as of March 31, 2011	695,837	$4.18	1.0 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2011 (US$1.81) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$353,080 and US$121,198 for the six months ended March 31, 2010 and 2011 respectively, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of March 31, 2011, there were unrecognized compensation costs of US$51,492 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.3 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

10     Share-based Compensation (continued)

A summary of share option plan activity for these options during the six months ended March 31, 2011 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2010	1,694,355	$2.81
Exercised	-	-
Forfeited	51,000	2.81
Cancelled	-	-
Outstanding as of March 31, 2011	1,643,355	$2.81	5.2 years	$-
Exercisable as of March 31, 2011	420,800	$2.81	5.2 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2011 (US$1.81) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was US$2.46 per share. The Company recorded non-cash share-based compensation expense of US$983,568 and of US$519,752 for the six months ended March 31, 2010 and 2011, respectively, in respect of share options granted on June 22, 2009, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of March 31, 2011, there were unrecognized compensation costs of US$1,228,678 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.9 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

10     Share-based Compensation (continued)

A summary of share option plan activity for these options during the six months ended March 31, 2011 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2010	75,000	$3.24
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of March 31, 2011	75,000	$3.24	5.2 years	$-
Exercisable as of March 31, 2011	18,750	$3.24	5.2 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2011 (US$1.81) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was US$2.86 per share. The Company recorded non-cash share-based compensation expense of US$48,884 and US$25,716 for the six months ended March 31, 2010 and 2011, respectively, in respect of share options granted on June 26, 2009, which was allocated to research and development expenses.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	113.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of March 31, 2011, there were unrecognized compensation costs of US$66,332 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.7 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

10     Share-based Compensation (continued)

A summary of share option plan activity for these options during the six months ended March 31, 2011 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2010	50,000	$2.58
Exercised	-	-
Forfeited	50,000	2.58
Cancelled	-	-
Outstanding as of March 31, 2011	-	$-	-	$-
Exercisable as of March 31, 2011	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2011 (US$1.81) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on March 11, 2010 was US$1.51 per share. The Company recorded non-cash share-based compensation expense of US$3,100 for the six months ended March 31, 2010 in respect of share options granted on March 11, 2010 and no non-cash share-based compensation expense was recognized in respect of these share options for the six months ended March 31, 2011.

The fair value of the above option awards granted on March 11, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	76.32%
Expected dividends	Nil
Expected life	4 years
Risk-free interest rate	3.72%

As of March 31, 2011, there were no unrecognized compensation costs related to non-vested share options.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

10     Share-based Compensation (continued)

A summary of share option plan activity for these options during the six months ended March 31, 2011 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2010	100,000	$2.43
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of March 31, 2011	100,000	$2.43	6.4 years	$-
Exercisable as of March 31, 2011	25,000	$2.43	6.4 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2011 (US$1.81) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on April 8, 2010 was US$1.41 per share. The Company recorded non-cash share-based compensation expense of US$26,926 for the six months ended March 31, 2011 in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of March 31, 2011, there were unrecognized compensation costs of US$65,064 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.2 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

10     Share-based Compensation (continued)

A summary of share option plan activity for these options during the six months ended March 31, 2011 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)

Outstanding as of October 1, 2010	80,000	$1.58
Exercised	-	-
Forfeited	80,000	1.58
Cancelled	-	-
Outstanding as of March 31, 2011	-	$-	-	$-
Exercisable as of March 31, 2011	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2011 (US$1.81) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on July 23, 2010 was US$1.58 per share. No non-cash share-based compensation expense was recognized in respect of these share options for the six months ended March 31, 2011, in respect of share options granted on July 23, 2010.

The fair value of the above option awards granted on July 23, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	58.50%
Expected dividends	Nil
Expected life	5.0 years
Risk-free interest rate	2.99%

As of March 31, 2011, there were no unrecognized compensation costs related to non-vested share options.

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

The Company recorded non-cash share-based compensation expense of US$6,854 for the six months ended March 31, 2011, in respect of the restricted shares granted in July 1, 2010, which was allocated to general and administrative expenses.

The first and second 25% of the restricted shares were already issued as fully paid shares of common stock to the Company’s three independent directors on August 4, 2010 and October 6, 2010. According to the resolution of Compensation Committee on December 28, 2010, the third and forth 25% of the restricted shares were cancelled. As of March 31, 2011, there were no unrecognized compensation costs associated with these restricted shares granted to non-employee directors.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

10     Share-based Compensation (continued)

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

The Company recorded non-cash share-based compensation expense of US$322,424 and of US$169,853 for the six months ended March 31, 2010 and 2011 respectively in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of March 31, 2011, there were unrecognized stock-based compensation costs of US$421,257 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 2.9 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the Stock Option Plan for the six months ended March 31, 2010 and 2011.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

11     Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the six months ended March 31, 2011 attributable to equity shareholders of $7,741,352 (six months ended March 31, 2010: $5,942,138) and the weighted average number of shares of common stock of 62,895,122 issued and outstanding during the six months ended March 31, 2011 (six months ended March 31, 2010: 61,984,941).

The effects of 4,488,655 shares of stock options, 503,750 shares of restricted stock and 1,447,500 warrants outstanding during the six months ended or as of March 31, 2010 were all anti-dilutive and the effects of 4,551,855 shares of stock options, 500,000 shares of restricted stock and 1,447,500 warrants outstanding during the six months ended or as of March 31, 2011 were all anti-dilutive. As such, basic and diluted net loss per share for the six months ended March 31, 2010 and 2011 are the same.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

13     Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2010 and March 31, 2011, the Company had the following contracted capital commitments:

	September 30,	March 31,
	2010	2011
For construction of buildings	$1,784,549	$1,296,035
For purchases of equipment	4,166,911	4,131,215

	$5,951,460	$5,427,250

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

The Company did not obtain the land use right certificate and approvals for project-planning and construction relating to the premises occupied by the Company, BAK Industrial Park, before construction of the buildings was commenced. On July 3, 2009, the Company had obtained the approval for project-planning and construction from the local government of Shenzhen. As of March 31, 2011, the Company has obtained the aforementioned land use rights certificate and government approvals and was in the process of negotiating with the relevant government for the application and acquisition of the appropriate property ownership certificate.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

13     Commitments and Contingencies (continued)

(ii) Land Use Rights and Property Ownership Certificate (continued)

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of March 31, 2011, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid. However, management believes that this possibility, while present, is remote.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

13     Commitments and Contingencies (continued)

(iii) Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30,	March 31,
	2010	2011

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,241,750	$2,290,566
Guaranteed for Hunan Reshine New Material Ltd. - a non-related party	5,978,001	6,108,176
Guaranteed for Nanjing Special Metal Equipment Co. Ltd. - a non-related party	14,197,752	11,452,830

Guaranteed for Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd. - a non-related party	2,989,000	3,054,088

Guaranteed for Shanghai Global Children Products Co. Ltd.– a non-related party	747,250	763,522

Guaranteed for Beijing Triolion Technology Co. Ltd. – a non-related party	597,800	-

Guaranteed for Tianjin Bike New Energy Research Institute - a non-related party	-	7,635,220

Guaranteed for Shenzhen Yasu Technology Co. Ltd. - a non-related party	4,483,501	4,581,132

Guaranteed for Shenzhen B&G Technology Development Co. Ltd. - a non-related party	8,967,001	9,162,264

	$40,202,055	$45,047,798

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it immaterial to the condensed interim consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of March 31, 2011.

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

The Company’s outstanding discounted and transferred bills as of September 30, 2010 and March 31, 2011 are summarized as follows:

	September 30,	March 31,
	2010	2011

Bank acceptance bills	$21,464,186	$10,809,913

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

14     Significant Concentrations

(a) Customers and Credit Concentrations

No customer individually comprised 10% or more of net revenue for the six months ended March 31, 2010 and 2011.

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2010 and March 31, 2011, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

15     Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. During the six months ended March 31, 2011, the Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the six months ended March 31, 2010 and 2011 were as follows:

Net revenues by product:

	Six months ended March 31,
	2010		2011
		%		%
Aluminum-case cell	$52,443,541	52.10	$46,848,778	42.50
Battery pack	21,305,633	21.17	29,697,236	26.94
Cylindrical cells	21,499,654	21.36	25,668,780	23.28
Lithium polymer cells	4,886,728	4.86	5,140,245	4.66
High-power lithium battery cells	515,711	0.51	2,885,769	2.62
	$100,651,267	100.00	$110,240,808	100.00

Net revenues by geographic area:

	Six months ended March 31,
	2010		2011
		%		%
PRC Mainland	$69,032,783	68.59	$77,589,671	70.38
PRC Taiwan	15,045,833	14.95	19,893,333	18.05
India	2,524,113	2.51	5,635,636	5.11
Europe	287,610	0.28	610,231	0.55
Hong Kong, China	12,548,381	12.46	4,219,393	3.83
Others	1,212,547	1.21	2,292,544	2.08
	$100,651,267	100.00	$110,240,808	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2010 and 2011
(Unaudited)

16     Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2011 through the date these financial statements were issued and has determined that there is no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

  “Shenzhen BAK” refers to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.;

  “Tianjin Meicai” refers to our PRC subsidiary, Tianjin Meicai New Materials Technology Co., Ltd.;

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

Second Fiscal Quarter Financial Performance Highlights

During the second quarter of fiscal year 2011, we generated $46.7 million in net revenues, down 26.5% from $63.5 million last quarter and down 7.9% from $50.4 million for the same quarter in fiscal year 2010.

Gross profit for the second quarter of fiscal year 2011 was $4.4 million, down 55.5% from $10.0 million last quarter and down 50.6% from $9.0 million in the same quarter of last year. Gross margin was 9.5%, compared with 15.7% last quarter and 17.9% in the year ago period. The decline in gross profit was mainly attributable to a decline in sales volume and the selling price of prismatic cells as a result of traditional seasonality and intense market price competition. In addition, the decline in selling price of cylindrical cells also caused the decline in gross profit.

We had access to $235.5 million in short-term credit facilities and $45.8 million in long-term credit facilities as of March 31, 2011. As of March 31, 2011, the principal outstanding amounts included short-term bank loans of $142.4 million, long-term bank loans of $15.3 million maturing within one year, long-term bank loans of $15.3 million maturing in over one year, and bills payable of $46.1 million, leaving $72.7 million of short-term funds available for additional cash needs. In addition, on July 10, 2008, our $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we have raised $36.6 million in gross revenue from common stock purchases and issued common stock warrants exercisable for up to $21.6 million in additional gross proceeds. As $16.0 million of these warrants were not exercised before their expiration, we may raise up to an additional $17.8 million in gross proceeds from future equity financings under this shelf registration statement.

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

Fixed Assets Impairment Charges. Impairment charges consist primarily of impairment losses for long-lived assets. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair value as determined by their estimated future discounted cash flows.

Finance Costs, Net. Finance costs consist primarily of interest income, interest on bank loans, net of capitalized interest, and bank charges.

Government Grant Income / Other Income and Expenses. Income from government grants consist primarily of grant funds awarded to Shenzhen BAK as consideration for its contributions to the Shenzhen area’s economy and as subsidies for land-use rights at BAK Industrial Park. Our Tianjin subsidiary also received a government grant for its R&D and production work on electric vehicles. No present or future obligations arise from the receipt of these funds. No present or future obligations arise from the receipt of these funds.

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

Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $233,000 pursuant to their transitional tax rate for the six months ended March 31, 2011, or $0.004 per basic share.

Tianjin Meicai is currently paying no enterprise income tax due to current tax losses.

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

Our effective tax benefit rate was 3.9% for the six months ended March 31, 2011 and our effective tax expense rate was 2.1% for the six months ended March 31, 2010.

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

The following table sets forth key components of our results of operations for the periods indicated. All amounts, other than percentages, are in thousands of U.S. dollars.

	Three Months Ended
	March 31,
	2011	2010	$Change	% Change
Net revenues	$46,711	$50,423	$(3,712)	(7.4)
Cost of revenues	42,262	41,421	841	2.0
Gross profit	4,449	9,002	(4,553)	(50.6)
Operating expenses:
Research and development expenses	1,933	1,625	308	19.0
Sales and marketing expenses	2,199	1,705	494	29.0
General and administrative expenses	2,150	4,819	(2,669)	(55.4)
Total operating expenses	6,282	8,149	(1,867)	(22.9)
Operating (loss) / income	(1,833)	853	(2,686)	(314.9)
Finance costs, net	(2,512)	(2,190)	322	14.7
Government grant income	31	79	(48)	(60.8)
Other income / (expenses)	49	(145)	194	133.8
Income tax benefits / (expenses)	182	(1,146)	1,328	115.9
Net loss	$(4,083)	$(2,549)	$1,534	60.2

Net Revenues. Net revenues decreased to $46.7 million for the three months ended March 31, 2011 as compared to $50.4 million for the same period of the prior year, a decrease of $3.7 million or 7.4%. The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Prismatic cells
Aluminum-case cells	$16,251	$24,581
Battery packs	12,799	10,386
Cylindrical cells	15,198	13,386
Lithium polymer cells	1,676	1,718
High-power lithium battery cells	787	352
Total	$46,711	$50,423
  Net revenues from sales of aluminum-case cells decreased to $16.3 million in the three months ended March 31, 2011, from $24.6 million in the same period in fiscal year 2010, a decrease of $8.3 million or 33.9%, resulting from a decrease in our average selling price of 8.2% and a decrease in our sales volume of 19.8% driven by decreased sales in the PRC.

  Net revenues from sales of battery packs increased to $12.8 million in the three months ended March 31, 2011, from $10.4 million in the same period in fiscal year 2010, an increase of $2.4 million or 23.2%. This resulted from an increase in sales volume of 26.4% due to increased export sales, offset by a 15.7% decrease in average selling price.

  Net revenues from sales of cylindrical cells increased to $15.2 million in the three months ended March 31, 2011, from $13.4 million in the same period in fiscal year 2010, an increase of $1.8 million or 13.5%, due to an increase in sales volume of 36.8% driven by increased sales to laptop manufacturers and offset by a decrease in our average selling prices of 16.8% which was driven by strong market competition on price.

  We sold $1.7 million in lithium polymer cells in the three months ended March 31, 2011, compared to $1.7 million in lithium polymer cells in the same period in fiscal year 2010, a decrease of $42,000 or 2.4%, resulting from a decrease of 25.8% in sales volume and offset by an increase of 20.0% in our average selling price. The decrease in sales volume was primary due to a slowdown in orders from new customers and some current clients postponed launching new products.

  We also sold approximately $787,000 in high-power lithium battery cells in the three months ended March 31, 2011, as compared to $352,000 in high-power lithium battery cells in the same period of fiscal year 2010, due to our increased sales of products used in electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues increased to $42.3 million for the three months ended March 31, 2011, as compared to $41.4 million for the same period in fiscal year 2010, an increase of $841,000 or 2.0%. The increase in cost of revenues correlates to an increase of unit cylindrical costs over the three months ended March 31, 2011.

As a result, gross profit for the three months ended March 31, 2011 was $4.4 million, or 9.5% of net revenues, as compared to gross profit of $9.0 million, or 17.9% of net revenues, for the same period in fiscal year 2010. The decrease in our gross profit as a percentage of net revenues was primarily due to a significant decrease in sales volume for prismatic cells and a decrease in the average selling price for prismatic and cylindrical cells during the three months ended March 31, 2011 as compared to the same period of 2010.

Research and Development Costs. Research and development costs increased to $1.9 million for the three months ended March 31, 2011, as compared to $1.6 million for the same period in fiscal year 2010, an increase of $308,000 or 19.0%. Salaries and cost of benefits of R&D staff increased $373,000 primarily in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010.

Sales and Marketing Expenses. Sales and marketing expenses increased to $2.2 million for the three months ended March 31, 2011, as compared to $1.7 million for the same period in fiscal year 2010, an increase of $494,000, or 29.0%. Salaries and benefits of sales and marketing staff increased $372,000 primarily in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. As a percentage of revenues, sales and marketing expenses have increased to 4.7% for the three months ended March 31, 2011 from 3.3% for the same period in 2010, due to the decrease in revenues from sales during the three months ended March 31, 2011.

General and Administrative Expenses. General and administrative expenses decreased to $2.2 million, or 4.6% of revenues, for the three months ended March 31, 2011, as compared to $4.8 million, or 9.6% of revenues, for the same period in fiscal year 2010, a decrease of $2.7 million, or 55.4%. Bad debt expenses decreased by $1.7 million during the three months ended March 31, 2011. We also recognized exchange gain of $1.3 million for the three months ended March 31, 2011, compared with exchange loss of $416,000 for the three months ended March 31, 2010.

Operating Loss. As a result of the above, operating loss totaled $1.8 million for the three months ended March 31, 2011, as compared to an operating income of $853,000 for the same period of the prior year, a decrease of $2.7 million, or 314.8%.

Finance Costs, Net. Finance costs, net, increased to $2.5 million for the three months ended March 31, 2011, as compared to $2.2 million for the same period of the prior fiscal year, an increase of $321,000 or 14.7%. The increase in net finance costs is mainly attributable to an increase in the average bank loan interest rates on both our short-term and long-term bank loans during the three months ended March 31, 2011.

Government Grant Income / Other Income and Expenses. We had deferred revenue from government grant income of $31,000 and other income of $49,000 for the three-month period ended March 31, 2011, as compared to government grant income of $79,000 and other expense of $145,000 for the same period of the prior fiscal year. The government grant income for the three months ended March 31, 2011 and March 31, 2010 mainly consisted of subsidies to pay for the land use rights to our corporate campus at BAK Industrial Park and government grant funds to subsidize certain lithium battery projects. No present or future obligation will arise from the receipt of such income.

Income Tax Benefits (Expense). Income tax benefits were $182,000 for the three months ended March 31, 2011, as compared to income tax expenses of $1.1 million for the same period of 2010. The change was the result of a deferred tax provision during the three months ended March 31, 2011.

Net Loss. As a result of the foregoing, we had a net loss of $4.1 million for the three months ended March 31, 2011 compared to $2.5 million for the same period of 2010.

Comparison of Six Months Ended March 31, 2011 and March 31, 2010

The following table sets forth key components of our results of operations for the periods indicated. All amounts, other than percentages, are in thousands of U.S. dollars.

	Six Months Ended
	March 31,
	2011	2010	$Change	% Change
Net revenues	$110,241	$100,651	$9,590	9.5
Cost of revenues	95,795	82,089	13,706	16.7
Gross profit	14,446	18,562	(4,117)	(22.2)
Operating expenses:
Research and development expenses	3,577	3,393	184	5.4
Sales and marketing expenses	4,472	3,734	738	19.8
General and administrative expenses	10,029	13,456	(3,427)	(25.5)
Total operating expenses	18,078	20,583	(2,505)	(12.2)
Operating loss	(3,632)	(2,021)	1,611	79.9
Finance costs, net	(5,352)	(4,344)	1,008	23.2
Government grant income	638	434	204	47.0
Other income / (expenses)	290	(138)	428	(310.1)
Income tax benefit	316	126	190	150.8
Net loss	$(7,741)	$(5,943)	$1,798	30.2

Net Revenues. Net revenues increased to $110.2 million for the six months ended March 31, 2011 as compared to $100.6 million for the same period of the prior year, an increase of $9.6 million or 9.5%. The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Six Months Ended
	March 31,
	2011	2010
	(in thousands)
Prismatic cells
Aluminum-case cells	$46,849	$52,444
Battery packs	29,697	21,306
Cylindrical cells	25,669	21,500
Lithium polymer cells	5,140	4,886
High-power lithium battery cells	2,886	515
Total	$110,241	$100,651

  Net revenues from sales of aluminum-case cells decreased to $46.8 million in the six months ended March 31, 2011, from $52.4 million in the same period in fiscal year 2010, a decrease of $5.6 million or 10.7%, resulting from a decrease in our average selling price of 8.6% and sales volume of 11.2% driven by decreased sales in the PRC.

  Net revenues from sales of battery packs increased to $29.7 million in the six months ended March 31, 2011, from $21.3 million in the same period in fiscal year 2010, an increase of $8.4 million or 39.4%. This resulted from an increase in sales volume of 6.7% due to increased export sales, offset by a 2.5% decrease in average selling price.

  Net revenues from sales of cylindrical cells increased to $25.7 million in the six months ended March 31, 2011, from $21.5 million in the same period in fiscal year 2010, an increase of $4.2 million or 19.4%. This resulted from an increase in sales volume of 43.7% due to increased export sales, offset by a 8.6% decrease in average selling price driven by fierce market price competition.

  We sold $5.1 million in lithium polymer cells in the six months ended March 31, 2011, compared to $4.9 million in lithium polymer cells in the same period in fiscal year 2010, an increase of $254,000 or 5.2%, resulting from an increase of 34.0% in our average selling price, offset by a decrease of 19.8% in sales volume.

  We also sold approximately $2.9 million in high-power lithium battery cells in the six months ended March 31, 2011, as compared to $515,000 in high-power lithium battery cells in the same period of fiscal year 2010, due to our increased sales of products used in electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues increased to $95.8 million for the six months ended March 31, 2011, as compared to $82.1 million for the same period in fiscal year 2010, an increase of $13.7 million or 16.7%. The increase in cost of revenues correlates to an increase of cylindrical battery cell unit costs over the six months ended March 31, 2011.

As a result, gross profit for the six months ended March 31, 2011 was $14.4 million, or 13.1% of net revenues, as compared to gross profit of $18.6 million, or 18.4% of net revenues, for the same period in fiscal year 2010. Our decrease in gross profit as a percentage of net revenues was primarily due to a decrease in prismatic sales volume and a decrease in the average selling price in both prismatic and cylindrical cells during the six months ended March 31, 2011, as compared to the same period of 2010.

Research and Development Costs. Research and development costs increased to $3.5 million for the six months ended March 31, 2011, as compared to $3.4 million for the same period in fiscal year 2010, an increase of $184,000 or 5.4%. Salaries and costs of benefits of R&D staff increased $324,000 primarily as a response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. Equity-based compensation included in R&D costs during the six months ended March 31, 2011 decreased by $167,000 compared to the six months ended March 31, 2010 as charges relating to outstanding stock options to R&D staff had already been reflected in large part in the same periods in the fiscal year 2010.

Sales and Marketing Expenses. Sales and marketing expenses increased to $4.5 million for the six months ended March 31, 2011, as compared to $3.7 million for the same period in fiscal year 2010, an increase of $738,000, or 19.8%. Salaries and welfare increased $443,000 primarily due to increased basic salaries and benefits in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. As a percentage of revenues, sales and marketing expenses have increased to 4.1% for the six months ended March 31, 2011 from 3.7% for the same period in 2010, due to the significant decrease in revenues from sales.

General and Administrative Expenses. General and administrative expenses decreased to $10.0 million, or 9.1% of revenues, for the six months ended March 31, 2011, as compared to $13.5 million, or 13.4% of revenues, for the same period in fiscal year 2010, a decrease of $3.4 million, or 25.5%. Bad debt expenses decreased by $3.2 million during the six months ended March 31, 2011.

Operating Loss. As a result of the above, operating loss totaled $3.6 million for the six months ended March 31, 2011, as compared to $2.0 million for the same period of the prior year, an increase of $1.6 million, or 79.9%.

Finance Costs, Net. Finance costs, net, increased to $5.4 million for the six months ended March 31, 2011, as compared to $4.3 million for the same period of the prior fiscal year, an increase of $1.0 million or 23.2%. The increase in net finance costs is mainly attributable to an increase in the average bank loan interest rates on both our short-term and long-term bank loans and in discounts charged for bills receivable recognized during the six months ended March 31, 2011.

Government Grant Income / Other Income and Expenses. We had deferred revenue from government grant income of $638,000 and other income of $290,000 for the six months ended March 31, 2011, as compared to government grant income of $434,000 and other expenses of $138,000 for the same period of the prior fiscal year. The government grant income for the six month months ended March 31, 2011 and 2010 mainly consisted of subsidies to pay for the land use rights to our corporate campus at BAK Industrial Park and government grant funds to subsidize certain lithium battery projects. No present or future obligation will arise from the receipt of such income.

Income Tax Benefits (Expense). Income tax benefits were $316,000 for the six months ended March 31, 2011, as compared to income tax benefits of $126,000 for the same period of 2010. The change was the result of a deferred tax provision during the six months ended March 31, 2011.

Net Loss. As a result of the foregoing, we had a net loss of $7.7 million for the six months ended March 31, 2011 compared to $5.9 million for the same period of 2010.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of March 31, 2011, we had cash and cash equivalents of $25.6 million, as compared to $22.6 million as of September 30, 2010. In addition, we had pledged deposits amounting to $5.9 million and $9.4 million as of March 31, 2011 and September 30, 2010, respectively. Typically, our banks require their borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from three to twelve months which coincides with the periods the cash remains pledged to the banks.

We had access to $235.5 million in short-term credit facilities and $45.8 million in long-term credit facilities as of March 31, 2011. As of March 31, 2011, the principal outstanding amounts included short-term bank loans of $142.4 million, long-term bank loans of $15.3 million maturing within one year, long-term bank loans of $15.3 million maturing in over one year, and bills payable of $46.1 million, leaving $72.7 million of short-term funds available for additional cash needs. In addition, on July 10, 2008, our $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we have raised $36.6 million in cash from common stock purchases and issued common stock warrants exercisable for up to $21.6 million in additional gross proceeds. As $16.0 million of these warrants were not exercised before their expiration, we may raise up to an additional $17.8 million in gross proceeds from future equity financings under this shelf registration statement.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended
	March 31
	2011	2010
Net cash provided by / (used in) operating activities	$21,011	$(18,891)
Net cash used in investing activities	(12,317)	(7,710)
Net cash (used in) / provided by financing activities	(6,276)	36,268
Effect of exchange rate on cash and cash equivalents	551	(701)
Net increase in cash and cash equivalents	2,969	8,966
Cash and cash equivalents at beginning of the period	22,589	30,678
Cash and cash equivalents at end of period	25,558	39,644

Operating Activities

Net cash provided by operating activities was $21.0 million in the six months ended March 31, 2011, compared to $18.9 million of net cash used in operating activities in the same period in fiscal year 2010. The increase of $39.9 million in operating activities was mainly attributable to longer credit terms we obtained from our suppliers.

Investing Activities

Net cash used in investing activities was $12.3 million in the six months ended March 31, 2011, compared to $7.7 million of net cash used in investing activities in the same period in fiscal year 2010. The net cash used in investing activities during the period ended March 31, 2011 was mainly used for procurement of machinery and equipment for our cylindrical cell line and prismatic cell production line and construction of our Research and Development Test Centre in Shenzhen.

Financing Activities

Net cash used in financing activities was $6.3 million in the six months ended March 31, 2011, compared to $36.3 million net cash provided by financing activities in the same period in 2010. This was mainly attributable to (i) net proceeds of $19.6 million from a private placement of our common stock completed in October 2009, (ii) a $9.3 million decrease in cash deposits at banks as collateral in the six months ended March 31, 2011, and (iii) decreased borrowings, net of repayments, of $13.5 million in the six months ended March 31, 2011.

As of March 31, 2011, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

		Amount
		Borrowed
		(includes
	Maximum	bank loans
	Amount	and bills
	Available	payable)
	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$61,082	$61,082
Shenzhen Development Bank	30,541	22,906
China CITIC Bank	12,216	12,216
Bank of China	68,717	53,888
China Everbright Bank	18,325	13,988
Bank of Communications	7,635	-
Industrial Bank	9,544	7,635
Guangdong Development Bank	15,270	-
Tianjin Branch, Bank of Dalian	12,216	6,418

Subtotal—Short-term credit facilities	$235,546	$178,133

Long-term credit facilities:
Agricultural Bank of China	7,635	7,635
China Development Bank	22,905	7,635
Agricultural Bank of China, Tianjin Jinxin Branch	15,271	15,271

Subtotal—Long-term credit facilities	$45,811	$30,541

Lines of Credit:
Shenzhen Branch, Bank of China		8,150
Tianjin Branch, Bank of China		134
Tianjin Branch, Bank of Dalian		1,959
Shanghai Pudong Development Bank		185

Subtotal—Lines of credit		$10,428

Total Principal Outstanding	$281,357	$219,102

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $142.4 million, long-term bank loans of $15.3 million maturing within one year and long-term bank loans of $15.3 million maturing in over one year, and bills payable of $46.1 million.

For the purpose of presentation, the effect of increases in bills payable balances is included in operating activities in the statements of cash flows.

During the three months ended March 31, 2011, we repaid 25 loans totaling approximately $73.0 million, renewed three comprehensive credit facility agreements with a maximum loan amount of approximately $47.7 million, and six short-term bank loan agreements became effective totaling approximately $42.8 million. The material financing terms of these loans are described below.

On January 20, 2011, we renewed our comprehensive credit facility agreement with Shenzhen Development Bank, Longgang Branch, or Shenzhen Development Bank, to provide a maximum loan amount of RMB 200 million (approximately $30.5 million). Loans may be drawn at any time from January 26, 2011 to January 18, 2012 and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and also was secured by $22.9 million of inventory. As of March 31, 2011, we had three outstanding short-term loans under the comprehensive credit facility with Shenzhen Development Bank totaling approximately $22.9 million. The first loan, dated January 25, 2011, was approximately $10.7 million, carried a floating interest rate equal to the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on January 24, 2012. The second loan, dated January 30, 2011, was approximately $9.2 million, carried a floating interest rate equal to the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on January 29, 2012. The third loan, dated August 4, 2010, was approximately $3.0 million, carried a floating interest rate at 95% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on June 14, 2011. The third loan was borrowed after a predecessor loan was repaid on August 2, 2010, not December 31, 2010 as had been reported in our Form 10-Q for the fiscal quarter ended December 31, 2010.

On December 26, 2010, we renewed our comprehensive credit facility agreement with Industrial Bank, Shenzhen Hi-tech District Branch, or Shenzhen Industrial Bank, to provide a maximum loan amount of RMB 62.5 million (approximately $9.5 million). Loans may be drawn at any time over the one-year period beginning December 26, 2010 and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li. As of March 31, 2011, we had borrowed approximately $7.6 million under the loan agreement, carrying annual interest rate at 6.391% and the due date is December 10, 2011.

On October 27, 2010, we renewed our comprehensive credit facility agreement with Tianjin Branch, Bank of Dalian, or Bank of Dalian, to provide a maximum loan amount of RMB 80 million (approximately $12.3 million), effective January 2011. Loans may be drawn at any time over the period from October 27, 2010 to January 26, 2012 and will be due based on each loan agreement. This credit facility agreement was guaranteed up to RMB 50 million by Shenzhen BAK Battery Co., Ltd. and Mr. Xiangqian Li. As of March 31, 2011, we had borrowed approximately $6.1 million under a loan agreement dated October 27, 2010, bearing annual interest of 6.116%, adjusted monthly, repayable on October 26, 2011, and $0.3 million notes payable under this credit facility agreement. In addition, we had also borrowed $1.9 million of short term loans separate from the credit facility.

During the first quarter of our fiscal year ended September 30, 2011, we renewed our guaranty contract with Shanghai Pudong Development Bank to provide guaranty for the loans drawn from November 30, 2010 to October 25, 2011. The maximum guaranty amount for all loans will be RMB 30 million (approximately $4.6 million). As of March 31, 2011, we had borrowed approximately $0.2 million of notes payable outside any credit facility.

As of March 31, 2011, we had a comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch, or Agricultural Bank – Shenzhen Branch, to provide a maximum loan amount of RMB 500 million (approximately $75.7 million), including RMB 400 million (approximately $60.6 million) of one-year term credit facilities and RMB 100 million (approximately $15.1 million) of five-year term credit facilities. This comprehensive credit facility agreement renewed a predecessor credit facility agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 26, 2009 and governs all loans that were subject to the predecessor agreement at the time of the renewal. New loans may be drawn under this credit facility from November 15, 2010 through November 10, 2011, with the term of the loan established at the time each new loan is drawn, except as to funds borrowed under a loan agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 23, 2006 and effective December 18, 2006, or the 2006 Loan Agreement, which may be drawn at any time within five years of December 18, 2006, and which will mature five years after such funds are drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans that are subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with Agricultural Bank – Shenzhen Branch relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to Agricultural Bank – Shenzhen Branch relative to its indebtedness to all financial institutions combined (referred to as the “Percentages Undertaking”). The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with Agricultural Bank –Shenzhen Branch or applicable financial institutions and the amount of foreign currencies deposited with Agricultural Bank – Shenzhen Branch or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of Agricultural Bank – Shenzhen Branch prior to the expiration of all loans under this credit facility (this undertaking and the Percentages Undertaking are collectively referred to as the “Undertakings”). The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li, BAK Tianjin, and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park. In the event that Shenzhen BAK breaches any of the Undertakings or any guaranteed party breaches any of its guaranty obligations, Agricultural Bank – Shenzhen Branch may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of all loan amounts governed by this credit facility.

As of March 31, 2011, we had six outstanding short-term loans under the comprehensive credit facility with Agricultural Bank – Shenzhen Branch, totaling approximately $61.1 million, carrying annual interest at 5.31% and 5.0445%, adjusted quarterly. The first loan, of approximately $9.2 million, carried annual interest at 5.0445% and was due on April 20, 2011. We repaid this loan on April 12, 2011. The second loan, of approximately $11.5 million, carried annual interest at 5.0445% and was due on April 22, 2011. We repaid this loan on April 14, 2011. The third loan, of approximately $13.7 million, carried annual interest at 5.0445% and was due on April 19, 2011. We repaid this loan on April 15, 2011. The fourth loan, of approximately $11.5 million, currently carries annual interest at 95% of the benchmark rate of the People’s Bank of China, or PBOC and is due on December 21, 2011. The fifth loan, of approximately $7.6 million, currently carries annual interest at the benchmark rate of the PBOC and is due on January 11, 2012. The sixth loan, of approximately $7.6 million, currently carries annual interest at the benchmark rate of the PBOC and is due on January 18, 2012. Each of the loan agreements specifically provides for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies.

As of March 31, 2011, we also had two five-year term loans totaling approximately $7.6 million under the Agricultural Bank – Shenzhen Branch comprehensive credit facility carrying interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan, of approximately $6.1 million, currently carries annual interest of 5.184% and is due on January 25, 2012. The second loan, of approximately $9.1 million, currently carries annual interest of 5.184% and is due in two installments of approximately $7.6 million on January 25, 2011, which we repaid on January 25, 2011, and approximately $1.5 million on January 25, 2012, respectively. These five-year term loans are specifically: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $26.4 million as of March 31, 2011; and (iii) secured by the property ownership and land use rights certificates with an aggregate net book value of $114.1 million as of March 31, 2011 in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used at the campus subsequent to such construction.

As of March 31, 2011, we had a comprehensive credit facility agreement with China Everbright Bank to provide a maximum amount of RMB 120 million (approximately $18.3 million) including RMB 40 million to support bank acceptance bills (instruments commonly used in China that are similar to letters of credit) and RMB 80 million to cover discounts on our notes receivable due to their assignment to certain banks, suppliers, vendors, and other creditors from November 8, 2010 to November 8, 2011. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li. As of March 31, 2011, we had borrowed $14.0 million of notes payable under this credit facility.

As of March 31, 2011, we had a credit facility with Shenzhen Branch, China CITIC Bank to provide a maximum loan amount of RMB 80 million (approximately $12.2 million). This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of March 31, 2011, we had borrowed $12.2 million under two loans at floating interest rate of 5.0445%, with a rate in line with the benchmark interest rate adjustment of the PBOC under this credit facility. The first loan, of approximately $6.0 million, carried floating interest of 5.0445% and is repayable on June 11, 2011. The second loan, of approximately $6.1 million, also carried floating interest of 5.0445% and is also repayable on June 11, 2011.

As of March 31, 2011, we had also borrowed $0.1 million of notes payable outside any credit facility from Bank of China, Tianjin Branch, Tianjin Branch, or Bank of China.

As of March 31, 2011, we had a credit facility agreement with Bank of China to provide a maximum loan amount of RMB 450 million (approximately $68.7 million). This credit facility was guaranteed by BAK International and Mr. Xiangqian Li, and also is secured by machinery and equipment with carrying values of approximately $30.4 million as of March 31, 2011. As of March 31, 2011, we had two outstanding short-term loans under the comprehensive credit facility. The first loan, of approximately $22.8 million, currently carries annual interest of 5.31% and is due on March 11, 2011. The second loan, of approximately $7.7 million, currently carries annual interest at 95% of the benchmark rate of the PBOC and is due on November 9, 2011, and $23.3 million of notes payable under this credit facility agreement. We had also borrowed $8.1 million of notes payable separate from the credit facility.

As of March 31, 2011, we had a six-year long-term loan agreement expiring on December 30, 2015 of RMB 150 million (approximately $22.9 million) with Shenzhen Branch, China Development Bank, or China Development Bank. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. According to the property ownership and land use rights certificate that we obtained in relation to this facility, the certificate may not be pledged without the approval of the relevant government office. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. For further discussion regarding the status of property ownership rights relating to this facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures.” The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li. We had borrowed approximately $7.6 million under a loan agreement dated March 1, 2010, bearing annual interest of 5.90%, adjusted monthly, and repayable within 72 months.

As of March 31, 2011, we had a four-year, long-term loan agreement expiring May 26, 2012 of RMB 100 million (approximately $15.3 million) with Agricultural Bank of China, Tianjin Branch, or Agricultural Bank – Tianjin Branch. This loan agreement is secured by the machinery and equipment purchased for the automated high-power lithium battery cells production line at our Tianjin facility with carrying values of approximately $1.9 million as of March 31, 2011. As of March 31, 2011, we had borrowed $15.3 million under this loan agreement, payable in two installments: (i) RMB 50 million (approximately $7.6 million) on December 26, 2011; and (ii) RMB 50 million (approximately $7.7 million) on May 26, 2012.

We had negative working capital of $85.3 million as of March 31, 2011, as compared to negative working capital of $70.8 million as of September 30, 2010. Current assets as of March 31, 2011 were $201.1 million compared with $194.6 million as of September 30, 2010, an increase of $6.5 million. Current liabilities as of March 31, 2011 were $286.4 million compared with $265.5 million as of September 30, 2010, an increase of $20.9 million. We had short-term bank loans maturing in less than one year of $142.4 million and long-term bank loans maturing within one year of $15.3 million as of March 31, 2011, or a total of $157.7 million of loans maturing within one year, as compared to a total of $149.4 million of such loans as of September 30, 2010, an increase of $8.3 million. We had long-term bank loans maturing in over one year of $15.3 million as of March 31, 2011, as compared to $29.9 million of such loans as of September 30, 2010, a decrease of $14.6 million.

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

Capital Expenditures

We made capital expenditures of $12.3 and $7.7 million in the six months ended March 31, 2011 and 2010, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity.

The following table sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Six Months Ended
	March 31,
	2011	2010
	(in thousands)
Construction costs	$2,055	$884
Purchase of equipment	10,262	6,824

Total capital expenditures	$12,317	$7,708

We estimate that our total capital expenditures in fiscal year 2011 will reach approximately $35.0 million, to purchase manufacturing equipment for our production lines and for the construction of our new Research and Development Test Centre at our Shenzhen facility.

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

As of September 30, 2007, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our Tianjin facility. As of September 30, 2008, we had obtained the relevant land use rights certificate to this facility. As of March 31, 2011, we were in the process of obtaining the relevant property ownership rights certificate to this facility.

Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had originally requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make the remaining contribution of the registered capital by December 11, 2009, which we interpreted as an extension of the completion date of construction to this date. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to complete this contribution no later than December 2012. As of March 31, 2011, we were in the process of negotiating with the relevant government bureau for the extension of the completion date of the construction of the Tianjin facility.

As of September 30, 2007, we had paid the lease prepayment amount of $717,000 for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China. As of September 30, 2008, we had obtained the relevant property ownership and land use rights certificate. Pursuant to the property ownership and land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, the Shenzhen government has agreed to increase the dimensions of the Research and Development Test Centre and signed two supplemental agreements with us. According to the supplemental agreements, we are required to complete the construction by May 6, 2011. As of March 31, 2011, we are in the process of applying for an extension from the Shenzhen government. In addition, according to the property ownership and land use rights certificate, such land may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures.

Contractual Obligations and Commercial Commitments

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Contractual Obligations and Commercial Commitments” in the 2010 Form 10-K for a discussion of our contractual obligations and commercial commitments as of September 30, 2010. There were no material changes outside the ordinary course of our business in our contractual obligations and commercial commitments for the quarter ended March 31, 2011.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of March 31, 2011. As of March 31, 2011, we provided the guarantees for the following non-related parties: Nanjing Special Metal Equipment Co., Ltd., Hunan Reshine New Material Ltd, Shenzhen Tongli Hi-tech Co. Ltd., Shenzhen B&G Technology Development Co. Ltd., Shanghai Global Children Products Co. Ltd., Shenzhen Yasu Technology Co. Ltd., Beijing Triolion Technology Co. Ltd., Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd and Tianjin Bike New Energy Research Institute. The maximum amount of our exposure for these guarantees was $45.0 million and $40.2 million at March 31, 2011 and September 30, 2010, respectively.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of March 31, 2011 and September 30, 2010, the carrying amount of property, plant and equipment, net was $232.3 million and $228.9 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

We have not recognized any additional impairment charges for the long-lived assets for the six months ended March 31, 2011.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2011 and September 30, 2010, we had not charged off any balances as we had yet to exhaust all means of collection.

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

Pursuant to ASC Topic 718, we have recognized compensation costs of $934,000 in relation to stock-based awards to our employees and non-employee directors for the six months ended March 31, 2011, as an increase in both the operating costs and shareholder’s equity.

Recently Issued Accounting Pronouncements

Please refer to note 1 to our condensed interim consolidated financial statements, “Principal Activities, Basis of Presentation and Organization – Recently Issued Accounting Standards,” for a discussion of relevant pronouncements.

Exchange Rates

The financial records of Shenzhen BAK, BAK Electronics, BAK Tianjin and Tianjin Meicai are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income/(loss) in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2011	2010
Balance sheet items as of March 31	6.5486	6.8259
Amounts included in the statement of operations and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the six months ended March 31	6.6178	6.8275
Balance sheet items as of September 30	-	6.6912

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2011.

Please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Financing Activities” for a discussion of our credit facilities and loan agreements.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2011, would increase net loss before provision for income taxes by approximately $1.7 million, or 40.5%, for the three months ended March 31, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 97.4% of our revenues and 98.8% of our costs and expenses for the three months ended March 31, 2011 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.6% of our assets except for cash were denominated in RMB as of March 31, 2011. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $9.1 million based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of March 31, 2011. As of March 31, 2011, our accumulated other comprehensive income was $31.3 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4.           CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our interim chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.           EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference: [To be updated with loan agreements, material agreements, etc.]

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

99.1

Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated December 26, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd.

99.2	Loan Agreement (English summary), dated December 26, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd.

99.3	Guaranty Contract of Maximum Amount (English summary), dated December 26, 2010, between BAK International Limited and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd.

99.4	Guaranty Contract of Maximum Amount (English summary), dated December 26, 2010, between BAK International (Tianjin) Ltd. and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd.

99.5	Guaranty Contract of Maximum Amount (English summary), dated December 26, 2010, between Xiangqian Li and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd.

99.6	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated October 27, 2010, between BAK International (Tianjin) Ltd. and Tianjin Branch, Bank of Dalian.

99.7	Guaranty Contract of Maximum Amount (English summary), dated October 27, 2010, between Shenzhen BAK Battery Co., Ltd, Xiangqian Li , and Tianjin Branch, Bank of Dalian.

99.8	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated January 20, 2011, between Shenzhen BAK Battery Co., Ltd and Shenzhen Longgang Branch, Shenzhen Development Bank.

99.9	Loan Agreement (English summary), dated August 4, 2010, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd.

99.10	Loan Agreement (English summary), dated January 25, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd.

99.11	Loan Agreement (English summary), dated January 30, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd.

99.12	Mortgage Contract of Maximum Amount (English summary), dated January 20, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd.

99.13	Guaranty Contract of Maximum Amount (English summary), dated January 21, 2011, between BAK International Limited and Longgang Branch, Shenzhen Development Bank.

99.14	Guaranty Contract of Maximum Amount (English summary), dated January 21, 2011, between BAK International (Tianjin) Ltd. and Longgang Branch, Shenzhen Development Bank.

99.15	Guaranty Contract of Maximum Amount (English summary), dated January 21, 2011, between Xiangqian Li and Longgang Branch, Shenzhen Development Bank.

99.16	Guaranty Contract of Maximum Amount (English summary), dated November 30, 2010, between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, Shanghai Pudong Development Bank.

99.17	Loan Agreement (English summary), dated January 11, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China.

99.18	Loan Agreement (English summary), dated January 18, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2011	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ke Marcus Cui
Ke Marcus Cui, Interim Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)