Form 10-Q
period 2011-06-30
CHINA BAK BATTERY INC
filed 2011-08-09
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _________________

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [   ]   No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	63,816,276

CHINA BAK BATTERY, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	F-1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	1
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	18
ITEM 4.	CONTROLS AND PROCEDURES.	18
PART II
OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS.	19
ITEM 1A.	RISK FACTORS.	19
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	19
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	19
ITEM 4.	(REMOVED AND RESERVED).	19
ITEM 5.	OTHER INFORMATION.	19
ITEM 6.	EXHIBITS.	20

F-1

PART I FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.
CHINA BAK BATTERY, INC. AND SUBSIDIARIES CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011

Contents		Page
Condensed Interim Consolidated Balance Sheets as of September 30, 2010 and June 30, 2011 (unaudited)		F-2
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2010 and 2011 (unaudited)		F-4
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the nine months ended June 30, 2010 and 2011 (unaudited)		F-5
Condensed Interim Consolidated Statements of Shareholders’ Equity for the nine months ended June 30, 2010 and 2011 (unaudited)		F-6
Condensed Interim Consolidated Statements of Cash Flows for the three months ended June 30, 2010 and 2011 (unaudited)		F-7 – F-8
Condensed Interim Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2011 (unaudited)		F-9 – F-10
Notes to the Condensed Interim Consolidated Financial Statements (unaudited)		F-11 – F-41

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2010 and June 30, 2011
(In US$)
		September 30,	June 30,
	Note	2010	2011
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$22,588,635	$17,098,754
Pledged deposits	2	9,425,838	6,577,723
Trade accounts receivable, net	3	86,198,239	71,151,312
Inventories	4	64,048,366	78,978,857
Prepayments and other receivables	5	5,513,221	5,277,843
Deferred tax assets		6,887,723	7,549,856
Total current assets		194,662,022	186,634,345
Property, plant and equipment, net	6	228,884,576	247,883,207
Lease prepayments, net		31,924,396	32,573,730
Intangible assets, net		184,367	154,088
Deferred tax assets		1,680,348	1,742,545
Total assets		$457,335,709	$468,987,915

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2010 and June 30, 2011 (continued)
(In US$)
		September
		30,	June 30,
	Note	2010	2011
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$137,418,187	$138,097,318
Current maturities of long-term bank loans	8	11,956,002	23,207,600
Accounts and bills payable		93,724,448	106,833,899
Accrued expenses and other payables		22,411,066	24,538,314
Total current liabilities		265,509,703	292,677,131
Long-term bank loans, less current maturities	8	29,890,004	14,791,874
Deferred revenue		7,352,941	7,426,432
Other long-term payables	9	3,431,373	11,238,748
Deferred tax liabilities		718,912	738,516
Total liabilities		306,902,933	326,872,701
Commitments and contingencies	13
Shareholders’ equity
Common stock US$ 0.001 par value;
100,000,000 authorized; 63,612,526 and 63,616,276 issued and outstanding as
of September 30, 2010 and June 30, 2011 respectively		63,613	63,617
Donated shares		14,101,689	14,101,689
Additional paid-in capital		124,551,522	125,818,938
Statutory reserves		7,314,565	7,645,303
Accumulated deficit		(19,542,138)	(34,859,526)
Accumulated other comprehensive income		28,010,135	33,411,803
		154,499,386	146,181,824
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity		150,432,776	142,115,214
Total liabilities and shareholders’ equity		$457,335,709	$468,987,915

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations and comprehensive loss
For the three months ended June 30, 2010 and 2011
(Unaudited)
(In US$)

	Three months ended June 30,
	2010	2011
Net revenues	$58,557,246	$47,129,641
Cost of revenues	(59,764,391)	(43,536,733)
Gross (loss) / profit	(1,207,145)	3,592,908
Operating expenses:
Research and development expenses	(2,129,607)	(1,838,866)
Sales and marketing expenses	(2,586,950)	(2,042,334)
General and administrative expenses	(7,429,001)	(5,042,344)
Impairment charge	(5,057,745)	-
Total operating expenses	(17,203,303)	(8,923,544)
Operating loss	(18,410,448)	(5,330,636)
Finance costs, net	(2,022,042)	(2,710,601)
Government grant income	58,673	404,755
Other income	107,243	391,184
Loss before income taxes	(20,266,574)	(7,245,298)
Income tax benefits	2,003,609	-
Net loss	$(18,262,965)	$(7,245,298)
Other comprehensive income
- Foreign currency translation adjustment	1,297,751	2,123,058
Comprehensive loss	$(16,965,214)	$(5,122,240)
Net loss per share:
- Basic	$(0.29)	$(0.12)
- Diluted	$(0.29)	$(0.12)
Weighted average number of shares of common stock:
- Basic	62,887,664	62,895,246
- Diluted	62,887,664	62,895,246

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations and comprehensive loss
For the nine months ended June 30, 2010 and 2011
(Unaudited)
(In US$)

	Nine months ended June 30,
	2010	2011
Net revenues	$159,208,513	$157,370,449
Cost of revenues	(141,853,023)	(139,332,170)
Gross profit	17,355,490	18,038,279
Operating expenses:
Research and development expenses	(5,523,092)	(5,416,345)
Sales and marketing expenses	(6,320,569)	(6,514,482)
General and administrative expenses	(20,884,801)	(15,071,001)
Impairment charge	(5,057,745)	-
Total operating expenses	(37,786,207)	(27,001,828)
Operating loss	(20,430,717)	(8,963,549)
Finance costs, net	(6,365,775)	(8,062,563)
Government grant income	492,947	1,042,495
Other (expense) / income	(31,065)	681,409
Loss before income taxes	(26,334,610)	(15,302,208)
Income tax benefits	2,129,507	315,558
Net loss	$(24,205,103)	$(14,986,650)
Other comprehensive income
- Foreign currency translation adjustment	1,026,145	5,401,668
Comprehensive loss	$(23,178,958)	$(9,584,982)
Net loss per share:
- Basic	$(0.39)	$(0.24)
- Diluted	$(0.39)	$(0.24)
Weighted average number of shares of common stock:
- Basic	62,285,862	62,895,164
- Diluted	62,285,862	62,895,164

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries Condensed interim consolidated statements of shareholders’ equity For the nine months ended June 30, 2010 and 2011 (Unaudited)

						Retained	Accumulated
	Shares of common stock			Additional		earnings /	other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	(accumulated	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	deficit)	income	shares	Amount	equity
Balance as of October 1, 2009	57,737,481	$57,738	$14,101,689	$101,161,455	$7,227,195	$13,328,115	$24,791,288	(721,030)	$(4,066,610)	$156,600,870
Net loss	-	-	-	-	-	(24,205,103)	-	-	-	(24,205,103)
Share-based compensation for employee stock awards	-	-	-	2,359,797	-	-	-	-	-	2,359,797
Exercise of stock options awards	70,045	70	-	226,526	-	-	-	-	-	226,596
Issuance of common stock to non- employee directors	11,250	11	-	(11)	-	-	-	-	-	-
Issuance of new common stock	5,790,000	5,790	-	19,383,694	-	-	-	-	-	19,389,484
Appropriation to statutory reserves	-	-	-	-	87,370	(87,370)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,026,145	-	-	1,026,145
Balance as of June 30, 2010	63,608,776	$63,609	$14,101,689	$123,131,461	$7,314,565	$(10,964,358)	$25,817,433	(721,030)	$(4,066,610)	$155,397,789
Balance as of October 1, 2010	63,612,526	$63,613	$14,101,689	$124,551,522	$7,314,565	$(19,542,138)	$28,010,135	(721,030)	$(4,066,610)	$150,432,776
Net loss	-	-	-	-	-	(14,986,650)	-	-	-	(14,986,650)
Share-based compensation for employee stock awards	-	-	-	1,267,420	-	-	-	-	-	1,267,420
Issuance of common stock to non- employee directors	3,750	4	-	(4)	-	-	-	-	-	-
Appropriation to statutory reserves	-	-	-	-	330,738	(330,738)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	5,401,668	-	-	5,401,668
Balance as of June 30, 2011	63,616,276	$63,617	$14,101,689	$125,818,938	$7,645,303	$(34,859,526)	$33,411,803	(721,030)	$(4,066,610)	$142,115,214

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended June 30, 2010 and 2011
(Unaudited)
(In US$)
	Three months ended June 30,
	2010	2011
Cash flow from operating activities
Net loss	$(18,262,965)	$(7,245,298)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,469,160	5,293,829
Provision for doubtful debts	3,447,312	1,043,826
Provision for obsolete inventories	5,573,979	491,997
Impairment charge	5,057,745	-
Gain on disposal of property, plant and equipment	-	(469,860)
Share-based compensation	414,912	333,085
Deferred income taxes	(2,004,232)	-
Deferred revenue	(58,616)	(60,961)
Exchange loss	558,173	259,750
Changes in operating assets and liabilities:
Trade accounts receivable	1,545,615	20,281,681
Inventories	5,842,860	(11,626,146)
Prepayments and other receivables	1,954,428	(1,397,742)
Accounts and bills payable	1,110,779	(3,753,086)
Accrued expenses and other payables	(1,442,885)	1,556,786
Net cash provided by operating activities	8,206,265	4,707,861
Cash flow from investing activities
Purchases of property, plant and equipment	(12,529,550)	(14,209,521)
Purchases of intangible assets	(12,284)	(4,950)
Proceeds from disposal of property, plant and equipment	-	624,777
Net cash used in investing activities	$(12,541,834)	$(13,589,694)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended June 30, 2010 and 2011(continued)
(Unaudited)
(In US$)

	Three months ended June 30,
	2010	2011
Cash flow from financing activities
Proceeds from borrowings	$48,020,212	$44,965,112
Repayment of borrowings	(67,250,509)	(44,131,663)
Decrease / (increase) in pledged deposits	8,793,960	(608,607)
Net cash (used in) / provided by financing activities	(10,436,337)	224,842
Effect of exchange rate changes on cash and cash equivalents	2,521	197,783
Net decrease in cash and cash equivalents	(14,769,385)	(8,459,208)
Cash and cash equivalents at the beginning of period	39,644,408	25,557,962
Cash and cash equivalents at the end of period	$24,875,023	$17,098,754
Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to banks	$15,947,373	$4,037,324
Cash paid during the period for:
Income taxes	$621,442	$89,468
Interest, net of amounts capitalized	$2,960,974	$2,494,911

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the nine months ended June 30, 2010 and 2011
(Unaudited)
(In US$)
	Nine months ended June 30,
	2010	2011
Cash flow from operating activities
Net loss	$(24,205,103)	$(14,986,650)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	13,261,962	14,269,069
Provision for doubtful debts	9,104,861	3,490,912
Provision for / (recovery of provision for) obsolete inventories	5,435,854	(245,410)
Impairment charge	5,057,745	-
Gain on disposal of property, plant and equipment	-	(469,860)
Share-based compensation	2,359,797	1,267,420
Deferred income taxes	(3,298,717)	(417,791)
Deferred revenue	(175,790)	(181,852)
Exchange gain	711,684	59,163
Changes in operating assets and liabilities:
Trade accounts receivable	(4,378,527)	14,406,564
Inventories	(4,254,359)	(12,197,643)
Prepayments and other receivables	(1,488,373)	408,086
Accounts and bills payable	(11,278,196)	10,935,943
Accrued expenses and other payables	2,462,334	9,380,747
Net cash (used in) / provided by operating activities	(10,684,828)	25,718,698
Cash flow from investing activities
Purchases of property, plant and equipment	(20,238,084)	(26,526,592)
Purchases of intangible assets	(13,922)	(4,950)
Proceeds from disposal of property, plant and equipment	-	624,777
Net cash used in investing activities	$(20,252,006)	$(25,906,765)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the nine months ended June 30, 2010 and 2011(continued)
(Unaudited)
(In US$)

	Nine months ended June 30,
	2010	2011
Cash flow from financing activities
Proceeds from borrowings	$189,852,315	$139,593,778
Repayment of borrowings	(205,519,128)	(148,845,842)
Decrease in pledged deposits	21,882,643	3,201,147
Proceeds from issuance of capital stock, net	19,616,080	-
Net cash provided by / (used in) financing activities	25,831,910	(6,050,917)
Effect of exchange rate changes on cash and cash equivalents	(698,405)	749,103
Net decrease in cash and cash equivalents	(5,803,329)	(5,489,881)
Cash and cash equivalents at the beginning of period	30,678,352	22,588,635
Cash and cash equivalents at the end of period	$24,875,023	$17,098,754
Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to banks	$16,533,342	$18,317,071
Cash paid during the period for:
Income taxes	$843,781	$131,565
Interest, net of amounts capitalized	$6,603,127	$7,245,720

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

1	Principal Activities, Basis of Presentation and Organization

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

Basis of Presentation and Organization

As of June 30, 2011, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008; and viii) Tianjin Meicai New Materials Technology Co., Ltd. (“Tianjin Meicai”), a wholly owned limited liability company established on February 22, 2011 in the PRC. BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

1	Principal Activities, Basis of Presentation and Organization (continued)

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

1	Principal Activities, Basis of Presentation and Organization (continued)

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

1	Principal Activities, Basis of Presentation and Organization (continued)

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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of June 30, 2011 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US GAAP.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

1	Principal Activities, Basis of Presentation and Organization (continued)

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

The Company has a working capital deficiency and accumulated deficit from net losses incurred for each of the three years in the fiscal year ended September 30, 2010 and for the nine months ended June 30, 2011. These factors may raise doubts about the Company's ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company accordingly has developed a strategic plan to generate a positive cash flow from operating activities for the fiscal year ending September 30, 2011 (the “FY2011 Turnaround Plan”). Under the FY2011 Turnaround Plan, the Company will implement cost reductions on both manufacturing costs and operating expenses to improve profit margins as well as reduce receivable turnover days through stronger credit controls.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

1	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

Recently Issued Accounting Standards

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption.

The FASB issued Accounting Standards Update (ASU) No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in this ASU temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

The FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. This ASU is anticipated to be effective for interim and annual periods beginning on or after June 15, 2011. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies. The management is assessing the impact of this ASU on the Company’s financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

1	Principal Activities, Basis of Presentation and Organization (continued)

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU update are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

2	Pledged Deposits

Pledged deposits as of September 30, 2010 and June 30, 2011 consisted of the following:

	September 30,	June 30,
	2010	2011
Pledged deposits with banks for:
Construction payable	$463,410	$4,210,395
Short-term bank loans (Note 7)	658,508	-
Bills payable	8,303,920	2,367,328
	$9,425,838	$6,577,723

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2010 and June 30, 2011 consisted of the following:

	September 30,	June 30,
	2010	2011
Trade accounts receivable	$98,625,901	$91,987,398
Less: Allowance for doubtful accounts	(23,354,925)	(27,750,893)
	75,270,976	64,236,505
Bills receivable	10,927,263	6,914,807
	$86,198,239	$71,151,312

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

3	Trade Accounts Receivable, net (continued)

An analysis of the allowance for doubtful accounts for the nine months ended June 30, 2010 and 2011 is as follows:

	Nine months ended June 30,
	2010	2011
Balance at beginning of period	$13,081,331	$23,354,925
Addition of bad debt expense, net	8,563,300	3,506,120
Foreign exchange adjustment	146,755	889,848
Balance at end of period	$21,791,386	$27,750,893

4	Inventories

Inventories as of September 30, 2010 and June 30, 2011 consisted of the following:

	September 30,	June 30,
	2010	2011
Raw materials	$18,357,473	$23,479,568
Work-in-progress	6,771,843	14,305,571
Finished goods	47,458,604	49,783,064
	72,587,920	87,568,203
Provision for obsolete inventories	(8,539,554)	(8,589,346)
	$64,048,366	$78,978,857

Part of the Company’s inventories with carrying value of US$22,417,504 and US$23,207,600 as of September 30, 2010 and June 30, 2011, respectively, was pledged as collateral under certain loan agreements (see Note 7).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

5	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2010 and June 30, 2011 consisted of the following:

	September 30,	June 30,
	2010	2011
Prepayments for raw materials and others	$2,198,770	$1,220,528
Other receivables	3,952,530	4,732,006
Less: Allowance for doubtful accounts	(638,079)	(674,691)
	$5,513,221	$5,277,843

6	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2010 and June 30, 2011 consisted of the following:

	September 30,	June 30,
	2010	2011
Buildings	$121,050,663	$126,348,185
Machinery and equipment	135,127,265	145,878,969
Office equipment	2,207,168	2,489,881
Motor vehicles	1,416,369	1,442,101
	259,801,465	276,159,136
Accumulated depreciation	(61,340,759)	(75,551,978)
Construction in progress	33,791,211	52,293,602
Prepayment for acquisition of property, plant and equipment	2,550,733	1,332,082
Assets held for abandonment	1,043,835	1,077,343
Net book value	235,846,485	255,310,185
Impairment charge	(6,961,909)	(7,426,978)
Carried amount	$228,884,576	$247,883,207

Property, plant and equipment with net book value of US$148,910 were sold during the three months ended June 30, 2011 for US$624,777, resulting in a gain of US$469,860.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

6	Property, Plant and Equipment, net (continued)

(i)	Depreciation expense for the nine months ended June 30, 2010 and 2011 is included in the condensed interim consolidated statements of operations and comprehensive loss as follows:

	Nine months ended June 30,
	2010	2011
Cost of revenues	$9,302,306	$11,013,421
Research and development expenses	485,684	353,576
Sales and marketing expenses	444,561	328,080
General and administrative expenses	1,898,721	2,128,748
	$12,131,272	$13,823,825

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices and factories.

For the nine months ended June 30, 2010 and 2011, the Company capitalized interest of US$745,342 and US$242,508 respectively to the cost of construction in progress.

(iii)	Pledged Property, Plant and Equipment

As of September 30, 2010 and June 30, 2011, machinery and equipment with net book value of US$59,735,854 and US$57,704,693 of the Company were pledged as collateral under certain loan arrangements (see Notes 7 and 8).

(iv)	Assets held for abandonment

Assets held for abandonment as of September 30, 2010 and June 30, 2011 consisted of the following:

	September 30,	June 30,
	2010	2011
Net book value	$1,043,835	1,077,343
Less: impairment charge	(819,874)	(857,645)
Carried amount	$223,961	219,698

The carried amount as of June 30, 2011 composed of the machinery and equipment relating to steel-case cell production line and certain used assets which have been written down to their salvage value of $219,698.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

7	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	September 30,	June 30,
	2010	2010
Pledged deposits (Note 2)	$658,508	$-
Inventories (Note 4)	22,417,504	23,207,600
Machinery and equipment, net (Note 6)	31,788,414	26,045,793
	$54,864,426	$49,253,393

As of September 30, 2010 and June 30, 2011, the Company had several short-term bank loans with aggregate outstanding balances of US$137,418,187 and US$138,097,318, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 4.56% to 6.94% per annum, and had maturity dates ranging from 3 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of June 30, 2011, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$61,886,933 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of June 30, 2011, the aggregate net book value of the buildings and land use rights in relation to the land use rights certificate was US$132,626,166.

8	Long-term Bank Loans

As of September 30, 2010 and June 30, 2011, the Company had long-term bank loans of US$41,846,006 and US$37,999,474, respectively. As of June 30, 2011, US$14,791,874 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 5.94% per annum. This long-term bank loan is repayable on February 28, 2016.

Two other long-term loans totaled an aggregate borrowed amount of US$7,735,866 as of June 30, 2011. These loans were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan of US$6,188,694 currently carries interest at 5.184% per annum and is repayable on January 25, 2012. The second loan of US$1,547,172 currently carries annual interest of 5.184% and is repayable on January 25, 2012.

Another loan of US$15,471,734 as of June 30, 2011 was borrowed under a four-year long-term loan credit facility from Tianjin Branch, Agricultural Bank of China and carries interest at the benchmark rate of the PBOC for three-year to five-year long-term loans, which is currently 5.76% per annum.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

8	Long-term Bank Loans (continued)

This loan is repayable in two installments of US$7,735,867 on December 26, 2011 and US$7,735,867 on May 26, 2012.

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

The long-term bank loan with Shenzhen Eastern Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$29,750,958 as of June 30, 2011 (see Note 6); and (iii) secured by the property ownership certificate and land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used in the campus subsequent to such construction.

The long-term bank loan with Tianjin Branch, Agricultural Bank of China is secured by the machinery and equipment purchased for the automated high-power lithium battery cells production line in Tianjin with carrying values of US$1,907,942 as of June 30, 2011.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of June 30, 2011 are as follows:

Fiscal years ending on June 30,
2012	$23,207,600
2014 or after	14,791,874
$37,999,474

9	Other Long-term payables

Other long-term payables as of June 30, 2011 include a government subsidy of approximately US$7,500,000 received for the Company’s automated high-power lithium battery project from the National Development and Reform Commission and the Ministry of Industry and Information Technology.

10	Share-based Compensation

(i) Options

The Company grants share options to officers and employees and restricted shares of common stock to its non-employee directors as rewards for their services.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

10	Share-based Compensation (continued)

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

10	Share-based Compensation (continued)

A summary of share option plan activity for these options during the nine months ended June 30, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	200,000	$6.25
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2011	200,000	$6.25	-	$-
Exercisable as of June 30, 2011	200,000	$6.25	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2011 (US$1.01) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. No non-cash share-based compensation expense was recognized in respect of these share options for the nine months ended June 30, 2010 and 2011.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions:

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of June 30, 2011, there were no unrecognized compensation costs related to non-vested share options.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

10	Share-based Compensation (continued)

A summary of share option plan activity for these options during the nine months ended June 30, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price per share	term	value (1)
Outstanding as of October 1, 2010	923,500	$3.29
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2011	923,500	$3.29	2.1 years	$-
Exercisable as of June 30, 2011	665,500	$3.18	1.6 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2011 (US$1.01) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$172,115 and US$49,224 for the nine months ended June 30, 2010 and 2011 respectively, in respect of share options granted on June 25, 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of June 30, 2011, there were unrecognized compensation costs of US$24,604 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.1 year.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

10	Share-based Compensation (continued)

A summary of share option plan activity for these options during the nine months ended June 30, 2011 is presented below:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value (1)
Outstanding as of October 1, 2010	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2011	360,000	$4.30	1.6 years	$-
Exercisable as of June 30, 2011	360,000	$4.30	1.6 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2011 (US$1.01) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$138,451 and US$14,812 for the nine months ended June 30, 2010 and 2011, respectively, in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of June 30, 2011, there were no unrecognized compensation costs related to non-vested share options.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

10	Share-based Compensation (continued)

A summary of share option plan activity for these options during the nine months ended June 30, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2011	1,250,000	$4.18	1.9 years	$-
0.75
Exercisable as of June 30, 2011	980,000	$4.18	years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2011 (US$1.01) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$479,598 and US$149,858 for the nine months ended June 30, 2010 and 2011 respectively, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of June 30, 2011, there were unrecognized compensation costs of US$22,832 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.1 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

10	Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the nine months ended June 30, 2011 is presented below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	1,694,355	$2.81
Exercised	-	-
Forfeited	51,000	2.81
Cancelled	-	-
Outstanding as of June 30, 2011	1,643,355	$2.81	4.9 years	$-
Exercisable as of June 30, 2011	504,960	$2.81	4.9 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2011 (US$1.01) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was US$2.46 per share. The Company recorded non-cash share-based compensation expense of US$1,003,633 and of US$725,259 for the nine months ended June 30, 2010 and 2011, respectively, in respect of share options granted on June 22, 2009, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of June 30, 2011, there were unrecognized compensation costs of US$1,023,171 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.6 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

10	Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the nine months ended June 30, 2011 is presented below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	75,000	$3.24
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2011	75,000	$3.24	4.9 years	$-
Exercisable as of June 30, 2011	18,750	$3.24	4.9 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2011 (US$1.01) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was US$2.86 per share. The Company recorded non-cash share-based compensation expense of US$67,320 and US$35,777 for the nine months ended June 30, 2010 and 2011, respectively, in respect of share options granted on June 26, 2009, which was allocated to research and development expenses.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	113.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of June 30, 2011, there were unrecognized compensation costs of US$56,271 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.4 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

10	Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the nine months ended June 30, 2011 is presented below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	50,000	$2.58
Exercised	-	-
Forfeited	50,000	2.58
Cancelled	-	-
Outstanding as of June 30, 2011	-	$-	-	$-
Exercisable as of June 30, 2011	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2011 (US$1.01) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on March 11, 2010 was US$1.51 per share. The Company recorded non-cash share-based compensation expense of US$17,202 for the nine months ended June 30, 2010 in respect of share options granted on March 11, 2010 and no non-cash share-based compensation expense was recognized in respect of these share options for the nine months ended June 30, 2011.

The fair value of the above option awards granted on March 11, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	76.32%
Expected dividends	Nil
Expected life	4 years
Risk-free interest rate	3.72%

As of June 30, 2011, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

10	Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the nine months ended June 30, 2011 is presented below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	100,000	$2.43
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2011	100,000	$2.43	6.2 years	$-
Exercisable as of June 30, 2011	25,000	$2.43	6.2 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2011 (US$1.01) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on April 8, 2010 was US$1.41 per share. The Company recorded non-cash share-based compensation expense of US$23,273 and US$37,326 for the nine months ended June 30, 2010 and 2011 in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of June 30, 2011, there were unrecognized compensation costs of US$54,664 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.9 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

10	Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the nine months ended June 30, 2011 is presented below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	80,000	$1.58
Exercised	-	-
Forfeited	80,000	1.58
Cancelled	-	-
Outstanding as of June 30, 2011	-	$-	-	$-
Exercisable as of June 30, 2011	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2011 (US$1.01) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on July 23, 2010 was US$1.58 per share. No non-cash share-based compensation expense was recognized in respect of these share options for the nine months ended June 30, 2011, in respect of share options granted on July 23, 2010.

The fair value of the above option awards granted on July 23, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	58.50%
Expected dividends	Nil
Expected life	5.0 years
Risk-free interest rate	2.99%

As of June 30, 2011, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

10	Share-based Compensation (continued)

On May 26, 2011, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase 160,800 shares of the Company’s common stock to certain key management with an exercise price of US$1.28 per share. In accordance with the vesting provisions of the grants, the options will become vested and exercisable in twelve equal installments beginning on each quarter after September 30, 2011.

A summary of share option plan activity for these options during the nine months ended June 30, 2011 is presented below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	160,800	$1.28
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of June 30, 2011	160,800	$1.28	5.9 years	$-
Exercisable as of June 30, 2011	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2011 (US$1.01) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 26, 2011 was US$0.65 per share. The Company recorded non-cash share-based compensation expense of US$8,832 for the nine months ended June 30, 2011 in respect of share options granted on May 26, 2011, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on May 26, 2011 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	50.90%
Expected dividends	Nil
Expected life	6.0 years
Risk-free interest rate	3.06%

As of June 30, 2011, there were unrecognized compensation costs of US$96,480 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 3.0 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

10	Share-based Compensation (continued)

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

The Company recorded non-cash share-based compensation expense of US$6,854 for the nine months ended June 30, 2011, in respect of the restricted shares granted in July 1, 2010, which was allocated to general and administrative expenses.

The first and second 25% of the restricted shares were already issued as fully paid shares of common stock to the Company’s three independent directors on August 4, 2010 and October 6, 2010. According to the resolution of Compensation Committee on December 28, 2010, the third and forth 25% of the restricted shares were cancelled. As of June 30, 2011, there were no unrecognized compensation costs associated with these restricted shares granted to non-employee directors.

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

The Company recorded non-cash share-based compensation expense of US$444,132 and of US$239,478 for the nine months ended June 30, 2010 and 2011 respectively in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of June 30, 2011, there were unrecognized stock-based compensation costs of US$351,632 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 2.6 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the Stock Option Plan for the nine months ended June 30, 2010 and 2011.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

11	Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the nine months ended June 30, 2011 attributable to equity shareholders of $14,986,650 (nine months ended June 30, 2010: $24,205,103) and the weighted average number of shares of common stock of 62,895,164 issued and outstanding during the nine months ended June 30, 2011 (nine months ended June 30, 2010: 62,285,862).

The effects of 4,667,155 shares of stock options, 500,000 shares of restricted stock and 1,447,500 warrants outstanding during the nine months ended or as of June 30, 2010 were all anti-dilutive and the effects of 4,712,655 shares of stock options, 500,000 shares of restricted stock and 1,447,500 warrants outstanding during the nine months ended or as of June 30, 2011 were all anti-dilutive. As such, basic and diluted net loss per share for the nine months ended June 30, 2010 and 2011 are the same.

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

13	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2010 and June 30, 2011, the Company had the following contracted capital commitments:

	September 30,	June 30,
	2010	2011
For construction of buildings	$1,784,549	$-
For purchases of equipment	4,166,911	3,798,000
	$5,951,460	$3,798,000

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
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

The Company did not obtain the land use right certificate and approvals for project-planning and construction relating to the premises occupied by the Company, BAK Industrial Park, before construction of the buildings was commenced. On July 3, 2009, the Company had obtained the approval for project-planning and construction from the local government of Shenzhen. On June 2, 2011, the Company obtained the property ownership certificate relating to BAK Industrial Park.

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of June 30, 2011, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid. However, management believes that this possibility, while present, is remote.

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
For the nine months ended June 30, 2010 and 2011
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
For the nine months ended June 30, 2010 and 2011
(Unaudited)

13	Commitments and Contingencies (continued)

(iii)	Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30,	June 30,
	2010	2011
Guaranteed for Shenzhen Tongli Hi- tech Co. Ltd. - a non-related party	$2,241,750	$2,320,760
Guaranteed for Hunan Reshine New Material Ltd. - a non-related party	5,978,001	6,188,693
Guaranteed for Nanjing Special Metal Equipment Co. Ltd. - a non-related party	14,197,752	6,188,693
Guaranteed for Siping JuyuanHanyang Plate Heat Exchanger Co. Ltd. - a non-related party	2,989,000	-
Guaranteed for Shanghai Global Children Products Co. Ltd.– a non- related party	747,250	1,547,173
Guaranteed for Beijing Triolion Technology Co. Ltd. – a non-related party	597,800	-
Guaranteed for Tianjin Bike New Energy Research Institute - a non- related party	-	7,735,867
Guaranteed for Shenzhen Yasu Technology Co. Ltd. - a non-related party	4,483,501	9,283,040
Guaranteed for Shenzhen B&G Technology Development Co. Ltd. - a non-related party	8,967,001	-
	$40,202,055	$33,264,226

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it immaterial to the condensed interim consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of June 30, 2011.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

13	Commitments and Contingencies (continued)

(iv)	Outstanding Discounted Bills and Transferred Bills (continued)

The Company's outstanding discounted and transferred bills as of September 30, 2010 and June 30, 2011 are summarized as follows:

	September 30,	June 30,
	2010	2011
Bank acceptance bills	$21,464,186	$18,137,071

14	Significant Concentrations

(a) Customers and Credit Concentrations

The Company had only one customer that individually comprised 10% or more of net revenue for the nine months ended June 30, 2011, as follows:

	Nine months ended June 30
	2010		2011
Simplo Technology Co., Ltd.	$8,845,863	6%	$17,805,312	11%

As of June 30, 2010 and 2011, approximately 6% and 8% of gross trade accounts receivable was due from Simplo Technology Co., Ltd. respectively.

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2010 and June 30, 2011, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

15	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. During the nine months ended June 30, 2011, the Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the nine months ended June 30, 2010 and 2011 were as follows:

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2010 and 2011
(Unaudited)

15	Segment Information (continued)

Net revenues by product:

		Nine months ended June 30,
	2010		2011
		%		%
Aluminum-case cell	$82,981,567	52.12	$60,714,157	38.58
Battery pack	33,582,225	21.09	41,608,428	26.44
Cylindrical cells	34,271,145	21.53	42,959,323	27.30
Lithium polymer cells	7,160,445	4.50	7,148,846	4.54
High-power lithium battery cells	1,213,131	0.76	4,939,694	3.14
	$159,208,513	100.00	$157,370,448	100.00

Net revenues by geographic area:

	Nine months ended June 30,
	2010		2011
		%		%
PRC Mainland	$111,314,061	69.92	$105,107,819	66.79
PRC Taiwan	26,243,343	16.48	34,164,137	21.71
India	4,366,267	2.74	8,937,399	5.68
Hong Kong, China	15,280,278	9.60	6,365,033	4.04
Others	2,004,564	1.26	2,796,060	1.78
	$159,208,513	100.00	$157,370,448	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

16	Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2011 through the date of these financial statements were issued and has determined that there are no material recognizable subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

  “Shenzhen BAK” are to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.;

  “Tianjin Meicai” are to our PRC subsidiary, Tianjin Meicai New Materials Technology Co., Ltd.;

  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States of America.

Overview

We are a leading global manufacturer of lithium based battery cells. We produce battery cells that are the principal component of rechargeable batteries commonly used to power the following applications:

  cellular phones and smart phones – customer categories include OEM customers and replacement battery manufacturers;

  notebook computers;

  portable consumer electronics, such as digital cameras, portable media players, portable gaming devices, personal digital assistants, or PDAs, camcorders, digital cameras, and Bluetooth headsets; and

  light electric vehicles, hybrid electric vehicles, electric vehicles, cordless power tools, and uninterruptible power supplies, or UPS.

We conduct all of our manufacturing operations in China, in close proximity to China’s electronics manufacturing base and its rapidly growing market, and sell our products to customers both in China and abroad . Historically, we have primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and the OEM market. Our products are packed into batteries by third-party battery pack manufacturers in accordance with the specifications of manufacturers of portable electronic applications. At the request of our customers that order prismatic battery packs, we also engage battery pack manufacturers to assemble our prismatic cells into batteries for a fee and then sell battery packs to these customers both for the replacement and OEM markets.

As we expand our production capacity and add other lithium-ion battery cell product lines in response to evolving market demands, we have derived and will continue to derive an increasing portion of our revenues from our other product lines.

Third Fiscal Quarter Financial Performance Highlights

During the third quarter of fiscal year 2011, we generated $47.1 million in net revenues, up 0.9% from $46.7 million last quarter and down 19.5% from $58.6 million for the same quarter in fiscal year 2010.

Gross profit for the third quarter of fiscal year 2011 was $3.6 million, down 19.2% from $4.4 million last quarter and up 397.7% from $1.2 million in gross loss in the same quarter of last year. Gross margin was 7.6%, compared with 9.5% last quarter and negative 2.1% in the year ago period. The decline in gross margin compared with last quarter was mainly attributable to a decline in sales volume as a result of the introduction of built-in high capacity polymer batteries being adopted by domestic OEM customers. The increase in gross margin compared with the same quarter of last year was mainly attributable to a decrease in prismatic sales volume during the nine months ended June 30, 2011, and a significant write down of obsolete inventory over the nine months ended June 30, 2010.

We had access to $223.9 million in short-term credit facilities and $46.4 million in long-term credit facilities as of June 30, 2011. As of June 30, 2011, the principal outstanding amounts included short-term bank loans of $138.1 million, long-term bank loans of $23.2 million maturing within one year, long-term bank loans of $14.8 million maturing in over one year, and bills payable of $38.7 million, leaving $55.5 million of short-term funds available for additional cash needs.

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

Shenzhen BAK and BAK Electronics received in aggregate a tax benefit of $311,000 pursuant to their transitional tax rate for the nine months ended June 30, 2011, or $0.005 per basic share.

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

Our effective tax benefit rate was 2.1% for the nine months ended June 30, 2011 and our effective tax benefit rate was 8.0% for the nine months ended June 30, 2010.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated. All amounts, other than percentages, are in thousands of U.S. dollars.

	Three Months Ended June
	30,
	2011	2010	$	Change	% Change
Net revenues	$47,130	$58,557		$(11,427)	(19.5)
Cost of revenues	43,537	59,764		(16,227)	(27.2)
Gross profit / (loss)	3,593	(1,207)		4,800	(397.7)
Operating expenses:
Research and development expenses	1,839	2,130		(291)	(13.7)
Sales and marketing expenses	2,042	2,587		(545)	(21.1)
General and administrative expenses	5,042	7,429		(2,387)	(32.1)
Property, plant and equipment impairment charges	-	5,057		(5,057)	(100.0)
Total operating expenses	8,923	17,203		(8,280)	(48.1)
Operating loss	(5,330)	(18,410)		13,080	(71.0)
Finance costs, net	(2,711)	(2,022)		(689)	34.1
Government grant income	405	59		346	586.4
Other income	391	107		284	265.4
Income tax benefits	-	2,004		(2,004)	(100.0)
Net loss	$(7,245)	$(18,262)		$11,017	(60.3)

Net Revenues. Net revenues decreased to $47.1 million for the three months ended June 30, 2011 as compared to $58.6 million for the same period of the prior year, a decrease of $11.4 million or 19.5% . The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Three Months Ended
	June 30,
	2011	2010
	(in thousands)
Prismatic cells
Aluminum-case cells	$13,865	$30,538
Battery packs	11,911	12,277
Cylindrical cells	17,291	12,771
Lithium polymer cells	2,009	2,274
High-power lithium battery cells	2,054	697
Total	$47,130	$58,557

  Net revenues from sales of aluminum-case cells decreased to $13.9 million in the three months ended June 30, 2011, from $30.5 million in the same period in fiscal year 2010, a decrease of $16.6 million or 54.4%, resulting from a decrease in our average selling price of 1.7% and a significant decrease in our sales volume of 61.8% as a result of the introduction of built-in high capacity polymer batteries being adopted by domestic OEM customers.

  Net revenues from sales of battery packs decreased to $11.9 million in the three months ended June 30, 2011, from $12.2 million in the same period in fiscal year 2010, a decrease of $366,000 or 3.0%. This resulted from a decrease in sales volume of 27.1% due to increased export sales, offset by a 56.8% increase in average selling price.

  Net revenues from sales of cylindrical cells increased to $17.3 million in the three months ended June 30, 2011, from $12.8 million in the same period in fiscal year 2010, an increase of $4.5 million or 35.4%, due to an increase in sales volume of 60.7% driven by increased sales to laptop manufacturers and offset by a decrease in our average selling prices of 9.5% which was driven by strong market competition on price.

  We sold $2.0 million in lithium polymer cells in the three months ended June 30, 2011, compared to $2.3 million in lithium polymer cells in the same period in fiscal year 2010, a decrease of $265,000 or 11.7%, resulting from a decrease of 26.1% in sales volume and offset by an increase of 20.7% in our average selling price. The decrease in sales volume was primary due to a slowdown in orders from new customers and the postponement of new product offerings by some of our current clients.

  We also sold approximately $2.1 million in high-power lithium battery cells in the three months ended June 30, 2011, as compared to $697,000 in high-power lithium battery cells in the same period of fiscal year 2010, due to our increased sales of products used in electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues decreased to $43.5 million for the three months ended June 30, 2011, as compared to $59.8 million for the same period in fiscal year 2010, a decrease of $16.2 million or 27.2% . The decrease in cost of revenues is due to a write down of obsolete inventory of $5.6 million during the three months ended June 30, 2010.

As a result, gross profit for the three months ended June 30, 2011 was $3.6 million, or 7.6% of net revenues, as compared to gross loss of $1.2 million, or negative 2.1% of net revenues, for the same period in fiscal year 2010. The increase in our gross profit as a percentage of net revenues was primarily due to a write down of obsolete inventory of $5.6 million during the three months ended June 30, 2010.

Research and Development Costs. Research and development costs decreased to $1.8 million for the three months ended June 30, 2011, as compared to $2.1 million for the same period in fiscal year 2010, a decrease of $291,000 or 13.7% . This decrease was mainly due to a decrease in research funds by approximately $299,000 as a result of a decrease in R&D projects.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $2.0 million for the three months ended June 30, 2011, as compared to $2.6 million for the same period in fiscal year 2010, a decrease of $545,000, or 21.1% . This decrease was mainly due to (1) a decrease in packaging expenses of $128,000, (2) a decrease in the salaries and benefits of sales and marketing staff of $117,000, and (3) a decrease in repair and maintenance expenses of $279,000 in line with the decrease in revenues from sales during the three months ended June 30, 2011. As a percentage of revenues, sales and marketing expenses have slightly decreased to 4.3% for the three months ended June 30, 2011 from 4.4% for the same period in 2010, due to the decrease in revenues from sales during the three months ended June 30, 2011.

General and Administrative Expenses. General and administrative expenses decreased to $5.0 million, or 10.7% of revenues, for the three months ended June 30, 2011, as compared to $7.4 million, or 12.7% of revenues, for the same period in fiscal year 2010, a decrease of $2.4 million, or 32.1% . Bad debt expenses decreased by $2.4 million during the three months ended June 30, 2011.

Property, Plant and Equipment Impairment Charge. We recognized a property, plant and equipment impairment charge of $5.1 million for the quarter ended June 30, 2010. During the course of our strategic review of our operations for quarter ended June 30, 2010, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $5.1 million. There was no similar charge for the quarter ended June 30, 2011.

Operating Loss. As a result of the above, operating loss totaled $5.3 million for the three months ended June 30, 2011, as compared to an operating loss of $18.4 million for the same period of the prior year, a decrease of $13.1 million, or 71.0% .

Finance Costs, Net. Finance costs, net, increased to $2.7 million for the three months ended June 30, 2011, as compared to $2.0 million for the same period of the prior fiscal year, an increase of $689,000 or 34.1% . The increase in net finance costs is mainly attributable to an increase in the average bank loan interest rates on both our short-term and long-term bank loans during the three months ended June 30, 2011.

Government Grant Income / Other Income and Expenses. We had deferred revenue from government grant income of $405,000 and other income of $391,000 for the three-month period ended June 30, 2011, as compared to government grant income of $59,000 and other income of $107,000 for the same period of the prior fiscal year. The government grant income for the three months ended June 30, 2011 and June 30, 2010 mainly consisted of subsidies to pay for the land use rights to our corporate campus at BAK Industrial Park and government grant funds to subsidize certain lithium battery projects. No present or future obligation will arise from the receipt of such income.

Income Tax Benefits (Expense). No income tax benefits were recognized for the three months ended June 30, 2011, as compared to income tax expenses of $2.0 million for the same period of 2010. The change was the result of a deferred tax provision during the three months ended June 30, 2011.

Net Loss. As a result of the foregoing, we had a net loss of $7.2 million for the three months ended June 30, 2011 compared to $18.3 million for the same period of 2010.

Comparison of Nine Months Ended June 30, 2011 and June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated. All amounts, other than percentages, are in thousands of U.S. dollars.

	Nine Months Ended
	June 30,
	2011	2010	$	Change	% Change
Net revenues	$157,370	$159,209		$(1,839)	(1.2)
Cost of revenues	139,332	141,853		(2,521)	(1.8)
Gross profit	18,038	17,356		682	3.9
Operating expenses:
Research and development expenses	5,416	5,523		(107)	(1.9)
Sales and marketing expenses	6,514	6,321		193	3.1
General and administrative expenses	15,071	20,885		(5,814)	(27.8)
Property, plant and equipment impairment charge	-	5,058		(5,058)	(100.0)
Total operating expenses	27,001	37,787		(10,786)	(28.5)
Operating loss	(8,963)	(20,431)		11,468	(56.1)
Finance costs, net	(8,063)	(6,366)		(1,697)	26.7
Government grant income	1,042	493		549	111.4
Other income / (expenses)	681	(31)		712	(2,296.8)
Income tax benefit	316	2,130		(1,814)	(85.2)
Net loss	$(14,987)	$(24,205)		$9,218	(38.1)

Net Revenues. Net revenues decreased to $157.4 million for the nine months ended June 30, 2011 as compared to $159.2 million for the same period of the prior year, a decrease of $1.8 million or 1.2% . The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Nine Months Ended
	June 30,
	2011	2010
	(in thousands)
Prismatic cells
Aluminum-case cells	$60,714	$82,982
Battery packs	41,608	33,582
Cylindrical cells	42,959	34,271
Lithium polymer cells	7,149	7,160
High-power lithium battery cells	4,940	1,213
Total	$157,370	$159,208

  Net revenues from sales of aluminum-case cells decreased to $60.7 million in the nine months ended June 30, 2011, from $83.0 million in the same period in fiscal year 2010, a decrease of $22.3 million or 26.8%, resulting from a decrease of sales volume of 29.9% driven by decreased sales in the PRC, offset by an increase in our average price of 3.8%.

  Net revenues from sales of battery packs increased to $41.6 million in the nine months ended June 30, 2011, from $33.6 million in the same period in fiscal year 2010, an increase of $8.0 million or 23.9%. This resulted from an increase in sales volume of 15.7% due to increased export sales and a 5.8% increase in average selling price.

  Net revenues from sales of cylindrical cells increased to $43.0 million in the nine months ended June 30, 2011, from $34.3 million in the same period in fiscal year 2010, an increase of $8.7 million or 25.4%. This resulted from an increase in sales volume of 21.5% due to increased domestic sales.

  We sold $7.1 million in lithium polymer cells in the nine months ended June 30, 2011, compared to $7.2 million in lithium polymer cells in the same period in fiscal year 2010, a slight decrease of $11,000 or 0.2%, resulting from a decrease of 2.7% in sales volume, offset by an increase of 32.6% in our average selling price.

  We also sold approximately $4.9 million in high-power lithium battery cells in the nine months ended June 30, 2011, as compared to $1.2 million in high-power lithium battery cells in the same period of fiscal year 2010, due to our increased sales of products used in electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues decreased to $139.3 million for the nine months ended June 30, 2011, as compared to $141.9 million for the same period in fiscal year 2010, a decrease of $2.5 million or 1.8% . The decrease in cost of revenues correlates to a decrease in prismatic sales volume during the nine months ended March 31, 2011 and a significant write down of obsolete inventory over the nine months ended June 30, 2010.

As a result, gross profit for the nine months ended June 30, 2011 was $18.0 million, or 11.5% of net revenues, as compared to gross profit of $17.4 million, or 10.9% of net revenues, for the same period in fiscal year 2010. Our increase in gross profit as a percentage of net revenues was primarily due to a decrease in prismatic sales volume during the nine months ended June 30, 2011, and a significant write down of obsolete inventory over the nine months ended June 30, 2010.

Research and Development Costs. Research and development costs decreased to $5.4 million for the nine months ended June 30, 2011, as compared to $5.5 million for the same period in fiscal year 2010, a decrease of $107,000 or 1.9% . Equity-based compensation included in R&D costs during the nine months ended June 30, 2011 decreased by $190,000 compared to the nine months ended June 30, 2011 as charges relating to outstanding stock options to R&D staff had already been reflected in large part in the same periods in the fiscal year 2010.

Sales and Marketing Expenses. Sales and marketing expenses increased to $6.5 million for the nine months ended June 30, 2011, as compared to $6.3 million for the same period in fiscal year 2010, an increase of $193,000, or 3.1% . Salaries and welfare increased $349,000 primarily due to increased basic salaries and benefits in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. In addition, packaging expense decreased by $216,000 in line with the decrease in sales during the nine months ended June 30, 2011. As a percentage of revenues, sales and marketing expenses have increased to 4.1% for the nine months ended June 30, 2011 from 3.9% for the same period in 2010, due to the decrease in revenues from sales.

General and Administrative Expenses. General and administrative expenses decreased to $15.1 million, or 9.6% of revenues, for the nine months ended June 30, 2011, as compared to $20.9 million, or 13.1% of revenues, for the same period in fiscal year 2010, a decrease of $5.8 million, or 27.8% . Bad debt expenses decreased by $5.5 million during the nine months ended June 30, 2011.

Property, Plant and Equipment Impairment Charge. We recognized a property, plant and equipment impairment charge totaling $5.1 million for the nine months ended June 30, 2010. During the course of our strategic review of our operations for the nine months ended June 30, 2010, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $5.1 million. There was no similar charge for the nine months ended June 30, 2011.

Operating Loss. As a result of the above, operating loss totaled $8.9 million for the nine months ended June 30, 2011, as compared to $20.4 million for the same period of the prior year, a decrease of $11.5 million, or 56.1% .

Finance Costs, Net. Finance costs, net, increased to $8.1 million for the nine months ended June 30, 2011, as compared to $6.4 million for the same period of the prior fiscal year, an increase of $1.7 million or 26.6% . The increase in net finance costs is mainly attributable to an increase in the average bank loan interest rates on both our short-term and long-term bank loans and in discounts charged for bills receivable recognized during the nine months ended June 30, 2011.

Government Grant Income / Other Income and Expenses. We had deferred revenue from government grant income of $1.0 million and other income of $682,000 for the nine months ended June 30, 2011, as compared to government grant income of $493,000 and other expenses of $32,000 for the same period of the prior fiscal year. The government grant income for the nine months ended June 30, 2011 and 2010 mainly consisted of subsidies to pay for the land use rights to our corporate campus at BAK Industrial Park and government grant funds to subsidize certain lithium battery projects. No present or future obligation will arise from the receipt of such income.

Income Tax Benefits (Expense). Income tax benefits were $316,000 for the nine months ended June 30, 2011, as compared to income tax benefits of $2.1 million for the same period of 2010. The change was the result of a deferred tax provision during the nine months ended June 30, 2011

Net Loss. As a result of the foregoing, we had a net loss of $15.0 million for the nine months ended June 30, 2011 compared to $24.2 million for the same period of 2010.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of June 30, 2011, we had cash and cash equivalents of $17.1 million, as compared to $22.6 million as of September 30, 2010. In addition, we had pledged deposits amounting to $6.6 million and $9.4 million as of June 30, 2011 and September 30, 2010, respectively. Typically, our banks require their borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from three to twelve months which coincides with the periods the cash remains pledged to the banks.

We had access to $223.9 million in short-term credit facilities and $46.4 million in long-term credit facilities as of June 30, 2011. As of June 30, 2011, the principal outstanding amounts included short-term bank loans of $138.1 million, long-term bank loans of $23.2 million maturing within one year, long-term bank loans of $14.8 million maturing in over one year, and bills payable of $38.7 million, leaving $55.5 million of short-term funds available for additional cash needs.

The following table sets forth a summary of our cash flows for the periods indicated:
Cash Flow
(All amounts in thousands of U.S. dollars)
	Nine Months Ended
	June 30
	2011	2010
Net cash provided by / (used in) operating activities	$25,719	$(10,685)
Net cash used in investing activities	(25,907)	(20,252)
Net cash (used in) / provided by financing activities	(6,051)	25,832
Effect of exchange rate on cash and cash equivalents	749	(698)
Net decrease in cash and cash equivalents	(5,490)	(5,803)
Cash and cash equivalents at beginning of the period	22,589	30,678
Cash and cash equivalents at end of period	17,099	24,875

Operating Activities

Net cash provided by operating activities was $25.7 million in the nine months ended June 30, 2011, compared to $10.7 million of net cash used in operating activities in the same period in fiscal year 2010. The increase of $36.4 million in operating activities was mainly attributable to the settlement of overdue accounts receivables and longer credit terms we obtained from our suppliers.

Investing Activities

Net cash used in investing activities was $25.9 million in the nine months ended June 30, 2011, compared to $20.3 million of net cash used in investing activities in the same period in fiscal year 2010. The net cash used in investing activities during the period ended June 30, 2011 was mainly used for procurement of machinery and equipment for our high-power lithium battery cell line and construction of our Research and Development Test Centre in Shenzhen.

Financing Activities

Net cash used in financing activities was $6.1 million in the nine months ended June 30, 2011, compared to $25.8 million net cash provided by financing activities in the same period in 2010. This was mainly attributable to (i) net proceeds of $19.6 million from a registered direct offering of common stock and warrants to purchase common stock completed in October 2009, (ii) a $18.6 million decrease in cash deposits at banks as collateral in the nine months ended June 30, 2011, and (iii) increased borrowings, net of repayments, of $6.4 million in the nine months ended June 30, 2011.

As of June 30, 2011, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

		Amount
		Borrowed
		(includes
	Maximum	bank loans
	Amount	and bills
	Available	payable)
	(in thousands)
Short-term credit facilities:
Agricultural Bank of China	$61,887	$61,887
Shenzhen Development Bank	30,943	23,208
China CITIC Bank	16,245	6,189
Bank of China	69,623	46,584
China Everbright Bank	18,566	10,945
Bank of Communications	4,549	4549
Industrial Bank	9,670	7,736
Tianjin Branch, Bank of Dalian	12,377	7,181
Subtotal—Short-term credit facilities	$223,860	$168,279
Long-term credit facilities:
Agricultural Bank of China	7,736	7,736
China Development Bank	23,208	14,792
Agricultural Bank of China, Tianjin Jinxin Branch	15,471	15,471
Subtotal—Long-term credit facilities	$46,415	$37,999
Lines of Credit:
Shenzhen Branch, Bank of China		6,466
Tianjin Branch, Bank of China		109
Tianjin Branch, Bank of Dalian		1,946
Subtotal—Lines of credit		$8,521
Total Principal Outstanding	$270,275	$214,799

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $138.1 million, long-term bank loans of $14.8 million maturing within one year and long-term bank loans of $23.2 million maturing in over one year, and bills payable of $38.7 million.

For the purpose of presentation, the effect of increases in bills payable balances is included in operating activities in the statements of cash flows.

During the three months ended June 30, 2011, we renewed two comprehensive credit facility agreements with a maximum loan amount of approximately $85.8 million, and four short-term bank loan agreements became effective totaling approximately $67.9 million. The material financing terms of these loans are described below.

On May 6, 2011, we renewed our comprehensive credit facility agreement with Shenzhen Branch, China Citic Bank, or China Citic Bank, to provide a maximum loan amount of RMB 105 million (approximately $16.2 million). Loans may be drawn at any time from May 6, 2011 to May 6, 2012 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of June 30, 2011, we had borrowed $6.2 million under a loan, currently carrying annual interest at 110% of the benchmark rate announced by the People’s Bank of China, or the PBOC, with a rate in line with the benchmark interest rate adjustment of the PBOC under this credit facility, and is due on June 3, 2012.

On May 3, 2011, we renewed our comprehensive credit facility agreement with Shenzhen Longgang Branch, Bank of China, or Bank of China, to provide a maximum loan amount of RMB 450 million (approximately $69.6 million). Loans may be drawn at any time from May 3, 2011 to May 3, 2012 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of June 30, 2011, we had two outstanding short-term loans under the comprehensive credit facility. The first loan, of approximately $23.2 million, currently carries annual interest at the benchmark rate of the PBOC on the date of the loan agreement and adjusted every six months, and is repayable on August 23, 2011. The second loan, of approximately $7.7 million, currently carries annual interest at 95% of the benchmark rate of the PBOC and is due on November 9, 2011, and $15.6 million of notes payable under this credit facility agreement. We had also borrowed $6.5 million of notes payable separate from the credit facility.

As of June 30, 2011, we had a comprehensive credit facility agreement with Shenzhen Development Bank, Longgang Branch, or Shenzhen Development Bank, to provide a maximum loan amount of RMB 200 million (approximately $30.9 million). Loans may be drawn at any time from January 26, 2011 to January 18, 2012 and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and also was secured by $23.2 million of inventory. As of June 30, 2011, we had three outstanding short-term loans under the comprehensive credit facility with Shenzhen Development Bank totaling approximately $23.2 million. The first loan, dated January 25, 2011, was approximately $10.8 million, carried a floating interest rate equal to the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on January 24, 2012. The second loan, dated January 30, 2011, was approximately $9.3 million, carried a floating interest rate equal to the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on January 29, 2012. The third loan, dated June 13, 2011, was approximately $3.1 million, currently carries annual interest at the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on June 16, 2012. The third loan was borrowed after a predecessor loan was repaid on August 2, 2010, not December 31, 2010 as had been reported in our Form 10-Q for the fiscal quarter ended December 31, 2010.

As of June 30, 2011, we had a comprehensive credit facility agreement with Industrial Bank, Shenzhen Hi-tech District Branch, or Shenzhen Industrial Bank, to provide a maximum loan amount of RMB 62.6 million (approximately $9.7 million). Loans may be drawn at any time over the one-year period beginning December 26, 2010 and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li. As of June 30, 2011, we had borrowed approximately $7.7 million under the loan agreement, carrying annual interest rate at 6.391% and the due date is December 10, 2011.

As of June 30, 2011, we had a comprehensive credit facility agreement with Tianjin Branch, Bank of Dalian, to provide a maximum loan amount of RMB 80 million (approximately $12.4 million), effective January 2011. Loans may be drawn at any time over the period from October 27, 2010 to January 26, 2012 and will be due based on each loan agreement. This credit facility agreement was guaranteed up to RMB 50 million by Shenzhen BAK Battery Co., Ltd. and Mr. Xiangqian Li. As of June 30, 2011, we had borrowed approximately $6.2 million under a loan agreement dated October 27, 2010, bearing annual interest of 6.116%, adjusted monthly, repayable on October 26, 2011, and $1.0 million notes payable under this credit facility agreement. In addition, we had also borrowed $1.9 million of short term loans separate from the credit facility.

As of June 30, 2011, we had a guaranty contract with Shanghai Pudong Development Bank to provide guaranty for the loans drawn from November 30, 2010 to October 25, 2011. The maximum guaranty amount for all loans will be RMB 30 million (approximately $4.6 million). As of June 30, 2011, we had no borrowings under this guaranty.

As of June 30, 2011, we had a comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch, or Agricultural Bank – Shenzhen Branch, to provide a maximum loan amount of RMB 450 million (approximately $69.6 million), including RMB 400 million (approximately $61.9 million) of one-year term credit facilities and RMB 50 million (approximately $7.7 million) of five-year term credit facilities. This comprehensive credit facility agreement renewed a predecessor credit facility agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 26, 2009 and governs all loans that were subject to the predecessor agreement at the time of the renewal. New loans may be drawn under this credit facility from November 15, 2010 through November 10, 2011, with the term of the loan established at the time each new loan is drawn, except as to funds borrowed under a loan agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 23, 2006 and effective December 18, 2006, or the 2006 Loan Agreement, which may be drawn at any time within five years of December 18, 2006, and which will mature five years after such funds are drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans that are subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with Agricultural Bank – Shenzhen Branch relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to Agricultural Bank – Shenzhen Branch relative to its indebtedness to all financial institutions combined (referred to as the “Percentages Undertaking”). The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with Agricultural Bank –Shenzhen Branch or applicable financial institutions and the amount of foreign currencies deposited with Agricultural Bank – Shenzhen Branch or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of Agricultural Bank – Shenzhen Branch prior to the expiration of all loans under this credit facility (this undertaking and the Percentages Undertaking are collectively referred to as the “Undertakings”). The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li, BAK Tianjin, and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park. In the event that Shenzhen BAK breaches any of the Undertakings or any guaranteed party breaches any of its guaranty obligations, Agricultural Bank – Shenzhen Branch may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of all loan amounts governed by this credit facility.

As of June 30, 2011, we had six outstanding short-term loans under the comprehensive credit facility with Agricultural Bank – Shenzhen Branch, totaling approximately $61.9 million, carrying annual interest at 5.31% and 5.0445%, adjusted quarterly. The first loan, of approximately $9.3 million, currently carries annual interest at the benchmark rate of the PBOC and is due on April 13, 2012. The second loan, of approximately $11.6 million, currently carries annual interest at the benchmark rate of the PBOC and is due on April 14, 2012. The third loan, of approximately $13.9 million, currently carries annual interest at the benchmark rate of the PBOC and is due on April 18, 2012. The fourth loan, of approximately $11.6 million, currently carries annual interest at 95% of the benchmark rate of the PBOC and is due on December 21, 2011. The fifth loan, of approximately $7.7 million, currently carries annual interest at the benchmark rate of the PBOC and is due on January 11, 2012. The sixth loan, of approximately $7.8 million, currently carries annual interest at the benchmark rate of the PBOC and is due on January 18, 2012. Each of the loan agreements specifically provides for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies.

As of June 30, 2011, we also had two five-year term loans totaling approximately $7.7 million under the Agricultural Bank – Shenzhen Branch comprehensive credit facility carrying interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan, of approximately $6.1 million, currently carries annual interest of 5.184% and is due on January 25, 2012. The second loan, of approximately $9.1 million, currently carries annual interest of 5.184% and is due in two installments of approximately $7.6 million on January 25, 2011, which we repaid on January 25, 2011, and approximately $1.6 million on January 25, 2012, respectively. These five-year term loans are specifically: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $29.8 million as of June 30, 2011; and (iii) secured by the property ownership and land use rights certificates with an aggregate net book value of $111.6 million as of June 30, 2011 in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used at the campus subsequent to such construction.

As of June 30, 2011, we had a comprehensive credit facility agreement with China Everbright Bank to provide a maximum amount of RMB 120 million (approximately $18.6 million) including RMB 40 million to support bank acceptance bills (instruments commonly used in China that are similar to letters of credit) and RMB 80 million to cover discounts on our notes receivable due to their assignment to certain banks, suppliers, vendors, and other creditors from November 8, 2010 to

November 8, 2011. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li. As of June 30, 2011, we had borrowed $10.9 million of notes payable under this credit facility.

As of June 30, 2011, we had also borrowed $0.1 million of notes payable outside any credit facility from Bank of China, Tianjin Branch.

As of June 30, 2011, we had a comprehensive credit facility agreement, dated as of June 28, 2010, with Bank of Communications to provide a maximum loan amount of RMB 50 million (approximately $7.6 million). This credit facility agreement is guaranteed by BAK Tianjin and Mr. Xiangqian Li. Loans may be drawn at any time from June 28, 2010 to June 28, 2011. We had borrowed $4.5 million of notes payable under this credit facility from Bank of Communications.

As of June 30, 2011, we had a six-year long-term loan agreement expiring on February 9, 2016 of RMB 150 million (approximately $23.2 million) with Shenzhen Branch, China Development Bank, or China Development Bank. Under the loan agreement, the loan amount was to be drawn in four installments as follows: (1) RMB 50 million (approximately $7.7 million) in February 2010; (2) RMB 30 million (approximately $4.7 million) in July 2010; (3) RMB 30 million (approximately $4.7 million) in January 2011; and (4) RMB 40 million (approximately $6.1 million) in June 2011. The loan principal is to be repaid in seven installments according to the following schedule: (1) RMB 10 million (approximately $1.5 million) on November 21, 2012; (2) RMB 20 million (approximately $3.1 million) on May 21, 2013; (3) RMB 20 million (approximately $3.1 million) on November 21, 2013; (4) RMB 20 million (approximately $3.1 million) on May 21, 2014; (5) RMB 25 million (approximately $3.9 million) on November 21, 2014; (6) RMB 25 million (approximately $3.9 million) on May 21, 2015; and (7) RMB 30 million (approximately $4.6 million) on February 9, 2016. The interest rate was originally agreed to be 5.90% for the first installment and the then-published base rate for 6-year loans published by the PBOC for subsequent installments. Interest is to be calculated and settled every March 20, June 20, September 20, and December 20 each year, and payable the following business day. Pursuant to a Supplemental Agreement dated June 13, 2011, all loans under the agreement carry interest at 105% of the PBOC benchmark rate. The loan proceeds must be used for the construction of our Research & Development Test Centre in Shenzhen. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. According to the property ownership and land use rights certificate that we obtained in relation to this facility, the certificate may not be pledged without the approval of the relevant government office. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. For further discussion regarding the status of property ownership rights relating to this facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures.” The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li. In consultation with China Development Bank, as of June 30, 2011, we have borrowed approximately $14.8 million in two loans under this agreement based on our updated evaluation of the expected construction costs of our Research & Development Test Centre. As of June 30, 2011, we had borrowed approximately RMB 95.6 million (or approximately $14.8 million) under this loan. China Development Bank has not charged any interest or penalties relating to the portion of the loan that we have not drawn. The loans currently carry annual interest at 7.4025%. The loan proceeds are repayable in accordance with the repayment schedule described above.

As of June 30, 2011, we had a four-year, long-term loan agreement expiring May 26, 2012 of RMB 100 million (approximately $15.5 million) with Agricultural Bank of China, Tianjin Branch, or Agricultural Bank – Tianjin Branch. This loan agreement is secured by the machinery and equipment purchased for the automated high-power lithium battery cells production line at our Tianjin facility with carrying values of approximately $1.9 million as of June 30, 2011. As of June 30, 2011, we had borrowed $15.5 million under this loan agreement, payable in two installments: (i) RMB 50 million (approximately $7.7 million) on December 26, 2011; and (ii) RMB 50 million (approximately $7.8 million) on May 26, 2012.

We had negative working capital of $106.0 million as of June 30, 2011, as compared to negative working capital of $70.8 million as of September 30, 2010. Current assets as of June 30, 2011 were $186.6 million compared with $194.6 million as of September 30, 2010, a decrease of $8.0 million. Current liabilities as of June 30, 2011 were $292.7 million compared with $265.5 million as of September 30, 2010, an increase of $27.2 million. We had short-term bank loans maturing in less than one year of $138.1 million and long-term bank loans maturing within one year of $23.2 million as of June 30, 2011, or a total of $161.3 million of loans maturing within one year, as compared to a total of $149.4 million of such loans as of September 30, 2010, an increase of $11.9 million. We had long-term bank loans maturing in over one year of $14.8 million as of June 30, 2011, as compared to $29.9 million of such loans as of September 30, 2010, a decrease of $15.1 million.

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

Capital Expenditures

We made capital expenditures of $26.5 million and 20.3 million in the nine months ended June 30, 2011 and 2010, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity.

The following table sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Nine Months Ended
	June 30,
	2011	2010
	(in thousands)
Construction costs	$13,156	$1,179
Purchase of equipment	13,376	19,073
Total capital expenditures	$26,532	$20,252

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

According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced. An ownership certificate will be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained. We recently obtained the land use right to the tract of property on which we have constructed and on which we plan further construction of our manufacturing facilities and other related facilities in Shenzhen. While we have been constructing and have completed a substantial part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, we understand it did not have the authority to grant us the land use rights certificate. However, the Company obtained approval for project planning and construction from the government of Shenzhen on June 20, 2007. Under an agreement with the government of Shenzhen for the acquisition of the land use rights to BAK Industrial Park dated June 29, 2007, effective June 2008, the government agreed to provide us with the land use rights certificate relating to BAK Industrial Park on the condition that we would pay it an additional $11,819,841. According to a notice received from the government of Shenzhen on June 6, 2008, we obtained government grants of $7,889,991 to subsidize this additional payment. As of September 30, 2008, we had fully paid the remaining cost of $3,929,850 and had obtained the land use rights certificate for BAK Industrial Park. On June 2, 2011, we had obtained the property ownership certificate relating to BAK Industrial Park.

We have insurance for our manufacturing facilities for Shenzhen BAK located in BAK Industrial Park and our manufacturing facilities at our Tianjin facility. However, we are not able to insure our new Research and Development Test

Centre to be constructed in Shenzhen, China, until we receive the required certificate of property ownership. Upon receipt of the certificate of property ownership, we intend to procure such insurance. The application for the certificate of property ownership rights is in process with respect to our facilities at Tianjin (see discussion of our Research and Development Test Centre below).

As of September 30, 2007, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our Tianjin facility. As of September 30, 2008, we had obtained the relevant land use rights certificate to this facility. As of June 30, 2011, we were in the process of obtaining the relevant property ownership rights certificate to this facility.

Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had originally requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make the remaining contribution of the registered capital by December 11, 2009, which we interpreted as an extension of the completion date of construction to this date. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to complete this contribution no later than December 2012. As of June 30, 2011, we were in the process of negotiating with the relevant government bureau for the extension of the completion date of the construction of the Tianjin facility.

As of September 30, 2007, we had paid the lease prepayment amount of $717,000 for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China. As of September 30, 2008, we had obtained the relevant property ownership and land use rights certificate. Pursuant to the property ownership and land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, the Shenzhen government has agreed to increase the dimensions of the Research and Development Test Centre and signed two supplemental agreements with us. According to the supplemental agreements, we are required to complete the construction by May 6, 2011. As of June 30, 2011, we are in the process of applying for an extension from the Shenzhen government. In addition, according to the property ownership and land use rights certificate, such land may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures.

Contractual Obligations and Commercial Commitments

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Contractual Obligations and Commercial Commitments” in the 2010 Form 10-K for a discussion of our contractual obligations and commercial commitments as of September 30, 2010. There were no material changes outside the ordinary course of our business in our contractual obligations and commercial commitments for the quarter ended June 30, 2011.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of June 30, 2011. As of June 30, 2011, we provided the guarantees for the following non-related parties: Nanjing Special Metal Equipment Co., Ltd., Hunan Reshine New Material Ltd, Shenzhen Tongli Hi-tech Co. Ltd., Shanghai Global Children Products Co. Ltd., Shenzhen Yasu Technology Co. Ltd. and Tianjin Bike New Energy Research Institute. The maximum amount of our exposure for these guarantees was $33.3 million and $40.2 million at June 30, 2011 and September 30, 2010, respectively.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of June 30, 2011 and September 30, 2010, the carrying amount of property, plant and equipment, net was $247.9 million and $228.9 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

We have not recognized any additional impairment charges for the long-lived assets for the nine months ended June 30, 2011.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2011 and September 30, 2010, we had not charged off any balances as we had yet to exhaust all means of collection.

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

Pursuant to ASC Topic 718, we have recognized compensation costs of $1.3 million in relation to stock-based awards to our employees and non-employee directors for the nine months ended June 30, 2011, as an increase in both the operating costs and shareholder’s equity.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2011	2010
Balance sheet items as of June 30	6.4634	6.7814
Amounts included in the statement of operations and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the nine months ended June 30	6.5616	6.8263
Balance sheet items as of September 30	-	6.6912

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the nine months ended June 30, 2011.

Please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Financing Activities” for a discussion of our credit facilities and loan agreements.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at June 30, 2011, would increase net loss before provision for income taxes by approximately $1.7 million, or 11.5%, for the nine months ended June 30, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 97.2% of our revenues and 96.3% of our costs and expenses for the nine months ended June 30, 2011 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.8% of our assets except for cash were denominated in RMB as of June 30, 2011. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rates, and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $8.8 million based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of June 30, 2011. As of June 30, 2011, our accumulated other comprehensive income was $33.4 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated May 3, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China
99.2	Guaranty Contract of Maximum Amount (English summary), dated May 3, 2011, between BAK International Limited and Shenzhen Longgang Branch, Bank of China
99.3	Guaranty Contract of Maximum Amount (English summary), dated May 3, 2011, between Xiangqian Li and Shenzhen Longgang Branch, Bank of China
99.4	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated May 6, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank
99.5	Loan Agreement (English summary), dated June 3, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank
99.6	Guaranty Contract of Maximum Amount (English summary), dated May 6, 2011, between Xiangqian Li and Shenzhen Branch, China CITIC Bank
99.7	Guaranty Contract of Maximum Amount (English summary), dated May 6, 2011, between BAK International Limited and Shenzhen Branch, China CITIC Bank
99.8	Loan Agreement (English summary), dated April 13, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.9	Loan Agreement (English summary), dated April 14, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.10	Loan Agreement (English summary), dated April 18, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.11	Loan Agreement (English summary), dated June 13, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd.
99.12	Mortgage Contract of Maximum Amount (English summary), dated June 13, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd.
99.13	Loan Certificate, dated June 13, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.14	Supplemental Agreement dated June 13, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2011

CHINA BAK BATTERY, INC.

By:   /s/Xiangqian Li
         Xiangqian Li, Chief Executive Officer
         (Principal Executive Officer)

By:   /s/ Ke Marcus Cui
          Ke Marcus Cui, Chief Financial Officer
         (Principal Financial Officer and Principal
          Accounting Officer)