Form 10-Q/A
period 2011-06-30
CHINA BAK BATTERY INC
filed 2011-09-06
CIK 1117171

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

__________________________________________________________________
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

EXPLANATORY NOTE

The sole purpose of this Amendment to China BAK Battery, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 9, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q. No other changes have been made to the Form 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the Form 10-Q.

ITEM 6. EXHIBITS.

The following exhibits are filed or furnished as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated May 3, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China
99.2*	Guaranty Contract of Maximum Amount (English summary), dated May 3, 2011, between BAK International Limited and Shenzhen Longgang Branch, Bank of China
99.3*	Guaranty Contract of Maximum Amount (English summary), dated May 3, 2011, between Xiangqian Li and Shenzhen Longgang Branch, Bank of China
99.4*	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated May 6, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank
99.5*	Loan Agreement (English summary), dated June 3, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank
99.6*	Guaranty Contract of Maximum Amount (English summary), dated May 6, 2011, between Xiangqian Li and Shenzhen Branch, China CITIC Bank
99.7*	Guaranty Contract of Maximum Amount (English summary), dated May 6, 2011, between BAK International Limited and Shenzhen Branch, China CITIC Bank
99.8*	Loan Agreement (English summary), dated April 13, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.9*	Loan Agreement (English summary), dated April 14, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.10*	Loan Agreement (English summary), dated April 18, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.11*	Loan Agreement (English summary), dated June 13, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd.
99.12*	Mortgage Contract of Maximum Amount (English summary), dated June 13, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd.
99.13*	Loan Certificate, dated June 13, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.14*	Supplemental Agreement dated June 13, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
101**	Interactive Data Files

* Previously filed or furnished with China BAK Battery, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 6, 2011

CHINA BAK BATTERY, INC.

By:   /s/Xiangqian Li
         Xiangqian Li, Chief Executive Officer
         (Principal Executive Officer)

By:   /s/ Ke Marcus Cui
          Ke Marcus Cui, Chief Financial Officer
         (Principal Financial Officer and Principal
          Accounting Officer)