Form 10-K
period 2011-09-30
CHINA BAK BATTERY INC
filed 2011-12-14
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 001-32898

CHINA BAK BATTERY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0442833
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

BAK Industrial Park
No. 1 BAK Street
Kuichong Town, Longgang District
Shenzhen 518119
People’s Republic of China
(Address of principal executive offices)

(86-755) 8977-0093
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (The NASDAQ Global Market)

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

Yes [X]            No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]         No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [X]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [  ]           No [X]

As of March 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on The NASDAQ Global Market) was approximately $79,168,647. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 63,816,276 shares of the registrant’s common stock outstanding as of December 13, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2012 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context, references in this report to:

  “Company,” “we,” “us” and “our” are to the combined business of China BAK Battery, Inc., a Nevada corporation, and its consolidated subsidiaries;

  “BAK International” are to our Hong Kong subsidiary, BAK International Limited;

  “BAK Europe” are to our German subsidiary, BAK Europe GmbH;

  “BAK Canada” are to our Canadian subsidiary, BAK Battery Canada Ltd.;

  “BAK India” are to our Indian subsidiary, BAK Telecom India Private Limited;

  “Shenzhen BAK” are to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.;

  “BAK Tianjin” are to our PRC subsidiary, BAK International (Tianjin) Ltd.;

  “BAK Electronics” are to our PRC subsidiary, BAK Electronics (Shenzhen) Co., Ltd.;

  “Tianjin Meicai” are to our PRC subsidiary, Tianjin Meicai New Material Technology Co., Ltd.;

  “China” and “PRC” are to People’s Republic of China;

  “RMB” are to Renminbi, the legal currency of China;

  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

  “SEC” are to the United States Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended; and

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

  our ability to continue as a going concern;

  our ability to remain listed on a national securities exchange;

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

  uncertainty in financial markets;

  our ability to remediate any material weaknesses in our internal control over financial reporting;

  our ability to obtain property ownership rights to our facilities; and

  other risks identified in this report and in our other reports filed with the SEC, including those identified in “Item 1A. Risk Factors” below.

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

PART I

ITEM 1.	BUSINESS.

Overview of Our Business

We are a leading global manufacturer of lithium-based battery cells. We produce battery cells for OEM customers and replacement battery manufacturers that are the principal component of rechargeable batteries commonly used to power the following applications:

  cellular phones and smartphones;

  notebook computers, tablet computers and e-book readers;

  portable consumer electronics, such as digital cameras, portable media players, portable gaming devices, personal digital assistants, or PDAs, camcorders, digital cameras, and Bluetooth headsets; and

  electric bicycles and other light electric vehicles, hybrid electric vehicles, and other electric vehicles; cordless power tools; and uninterruptible power supplies, or UPS.

We conduct all of our operations in China, in close proximity to China’s electronics manufacturing base and its rapidly growing market. Historically, we have primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and the OEM market. Our products are packed into batteries by third-party battery pack manufacturers in accordance with the specifications of manufacturers of portable electronic applications. At the request of our customers that order prismatic battery packs, we assemble our prismatic cells into battery packs at our Shenzhen facility or engage battery pack manufacturers to assemble our cells into batteries for a fee, and then sell battery packs to these customers both for the replacement and OEM markets.

Since the beginning of the fiscal year ended September 30, 2011, we continued the implementation of our business plan to expand our production capacity and add other lithium-ion battery cell products in response to evolving market demands, including cylindrical cells, high-power lithium battery cells, and lithium polymer cells. In particular, we developed and supplied cylindrical cells for use in high-capacity public-use electric vehicles as part of a strategic cooperation program for electric vehicle development with a major Taiwan-based automobile manufacturer. We also expanded our prismatic cells line for the smartphone market. As a result, we have derived and expect to continue to derive an increasing portion of our revenues from these other products.

In November 2011, we were recognized by the PRC’s National Development and Reform Commission as a National-certified Enterprise Technology Center. The Company was previously recognized as a provincial-level Shenzhen Enterprise Technology Center in 2005. The criteria for recognition as a National-certified Enterprise Technology Center include technological innovation and industry leadership. As so certified, we will receive certain tax preferences, and will be reevaluated biennially to maintain this status. The award affirmed our view that we have been successfully demonstrating our capabilities on a national scale.

We have experienced net losses during the past three fiscal years. We generated revenues of $211.1 million, $214.8 million and $218.9 million in the years ended September 30, 2009, 2010 and 2011, respectively, and net loss of $14.0 million, $32.8 million and $24.5 million during the same periods, respectively. However, we believe that our accomplishments to date, as well as our business plan, will yield long-term growth of revenues and positive net income.

Our Corporate History and Structure

We were incorporated in Nevada on October 4, 1999. On January 20, 2005, we completed a share exchange with the stockholders of BAK International, pursuant to which we acquired 100% of BAK International and in exchange, issued our common stock to these stockholders representing 97.2% of our then post-issuance share capital. BAK International was a holding company that owned a 100% PRC operating subsidiary, Shenzhen BAK. On February 14, 2005, we merged with our wholly-owned subsidiary, China BAK Battery, Inc. We are the surviving entity of this merger. On that date we also changed our name from “Medina Coffee, Inc.” to our current name, “China BAK Battery, Inc.” We accounted for this share exchange as a reverse acquisition and succeeded to and are considered to be a continuation of Shenzhen BAK’s operations and financial statements. We conduct our current business through the following three wholly-owned operating subsidiaries in China that we own through BAK International:

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

In addition, BAK Canada, a wholly-owned subsidiary of BAK International, was incorporated in Canada in December 2006 to advance our R&D of lithium-ion batteries. In November 2007, BAK Europe, a wholly-owned subsidiary of Shenzhen BAK, was established in Germany, which focuses on the sales and after-sales services of lithium-ion battery cells. In August 2008, BAK India, a wholly-owned subsidiary of BAK International, was incorporated in India to advance the sales and after-sales services of lithium-ion battery cells. BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees. In February 2011, Tianjin Meicai, a wholly-owned subsidiary of BAK Tianjin, was established in Tianjin for the purpose of technical development of cathode materials for lithium-ion battery cells.

All of our business operations are conducted through our Chinese subsidiaries. The chart below presents our corporate structure as of September 30, 2011:

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

Battery Cell Type	End applications*
Prismatic	Cellular phone [1]
(aluminum-case only as of September 30, 2011;	Camcorder [2]
steel-case discontinued in January 2009)	MP3/MP4 player [1-2]
Digital camera [1]
Digital video camera [2-4]
PDA [1-2]
Smartphone [1]
Cylindrical	Notebook computer [6-8]
Digital camera [1]
Portable DVD player [4]
Camcorder [2]
Portable gaming device [1-6]
Electric vehicle [500-10,000]
Lithium polymer	Cellular phone [1]
Tablet Computer [1-3]
E-book reader [1-2]
MP3/MP4 player [1]
Digital camera [2]
Bluetooth headset [1]
High-power lithium battery	Cordless power tool [4-8]
Light electric vehicle [10-150]
Hybrid electric vehicle [500]
Electric bicycles [10-65]
Electric car [1,500-2,000]
Electric bus [20,000-30,000]
Uninterruptible power supply [3-34]

________________________
* Bracketed numbers denote number of cells per particular battery.

Prismatic Cells

Prismatic cells contribute to a major portion of our revenue. Our prismatic cells are contained in metal casing made of aluminum. Aluminum-case cells generally are suited for use in batteries included in OEM cellular phones as well as many other small applications. At the request of customers that order prismatic battery packs, we assemble our prismatic cells into battery packs in our Shenzhen facility or engage battery pack manufacturers to assemble our cells into batteries for a fee, and then sell battery packs to these customers for the replacement market. OEMs with whom we have no contractual relationship may also purchase our battery cells from battery pack manufacturers. Our prismatic cells deliver above average gross margins.

Cylindrical Cells

Cylindrical cells are generally used for notebook computers, portable DVD players, digital cameras, and camcorders. One notebook computer battery typically contains at least a group of six cylindrical cells working together in a coordinated manner, so the failure of only one cell will affect the performance of the entire battery. Accordingly, cylindrical cells for notebook computers require a higher uniformity than prismatic cells. As of September 30, 2011, four major OEM notebook computer manufacturers had determined that our cylindrical lithium-ion cells met their stringent performance and reliability requirements, and accepted us into their approved vendor list. We have also been actively pursuing domestic tier-one OEM notebook computer manufacturers as our customers.

During the fiscal year ended September 30, 2011, we entered into a strategic cooperation program for electric vehicle development with Hua-chuang Automobile Information Technical Center Co., Ltd., or HAITEC, a subsidiary of Yulon Group, Taiwan’s largest automaker. In October 2011, we initiated shipments of cylindrical cells to HAITEC to power its pure electric vehicles. In June 2011, we shipped our cylindrical cells to power a set of pure electric vehicles built by Dongfeng Yulon Motor Co. Ltd., or Dongfeng-Yulon, a joint venture between Yulon Group and major Chinese automaker Dongfeng Group, and delivered to the public transportation authority of the city of Hangzhou, China.

In late September 2011, we launched our first single battery and first battery module. Both products have a capacity of 100Ah. The single battery consists of one large cell, and the battery module consists of 18650-type cells. These products are for use in electric vehicles.

Our cylindrical cells deliver above average gross margins. We expect our cylindrical batteries for electric vehicles to continue to grow as a result of growing market recognition of our high quality products and technical capability.

Lithium Polymer Cells

In September 2005, we began producing and shipping lithium polymer battery cells. Our lithium polymer cells do not have a hard metal casing but rather a flexible, pouch-like container, thereby enabling flexible designs and customizations. Lithium polymer cells have expanded our reach to high-end cellular phones, Bluetooth headsets and PDAs, and will also allow us to capture the growth opportunities presented by new electronic applications. During the past fiscal year, we have been actively expanding applications of lithium polymer cells to smartphone, tablet computer and e-book reader batteries. During fiscal year 2011, we supplied lithium polymer cells to major Chinese smartphone brands such as Coolpad and major Chinese notebook computer manufacturers for use in tablet computers including aigo Digital Technology Co. Ltd, or aigo, and Hanvon Technology Co., Ltd., or Hanvon. We believe that through these and similar developments we will generate additional revenue and increase market share as the demand for smartphones, e-book readers and tablet computers has been increasing. Lithium polymer cells currently deliver below average gross margins. However, this product is in its growth stage and presents attractive growth potential for the reasons noted above.

High-power Lithium Battery Cells

The use of new materials have enabled the configuration of high-power lithium battery cells to contain much higher energy density and higher voltage and have a longer life cycle and shorter charge time than other types of lithium-based batteries. These special attributes, coupled with intrinsic safety features, are suitable for batteries used for high-power applications. Our Tianjin facility is capable of producing high-power lithium battery cells for electric bicycles, electric cars, electric buses, hybrid electric vehicles, light electric vehicles, UPS, cordless power tools, and other applications. This facility has received positive market feedback to samples of its high-power lithium battery cells. In that connection, during the past fiscal year, we received orders to provide high-power lithium battery cells made at our Tianjin facility from major electric bicycle manufacturers including Geoby Electric Vehicle Co., Ltd., or Geoby, XDS Shenzhen Xidesheng Bicycle Co., Ltd., or XDS Shenzhen, and Suzhou Noah Electric Bicycle Co., Ltd, or Suzhou Noah, and automobile manufacturers such as Chery Automobile Co. Ltd., or Chery, and First Automobile Group Co., Ltd., or Faw. We believe that we will increase our revenue and market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

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

			Year ended September 30,
	2011		2010		2009
	(in thousands of U.S. dollars, except percentages)
Prismatic cells
Aluminum-case cells	$94,380	43.1%	$112,583	52.4%	$111,700	52.9%
Battery packs	55,131	25.2%	46,400	21.6%	24,705	11.7%
Steel-case cells (1)	-	-	689	0.3%	4,980	2.4%

Cylindrical cells	53,162	24.3%	43,172	20.1%	55,349	26.2%

High-power lithium battery cells	6,113	2.8%	1,843	0.9%	179	0.1%

Lithium polymer cells	10,167	4.6%	10,116	4.7%	14,231	6.7%

Total	$218,953	100%	$214,803	100%	$211,144	100%

____________
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

Cellular Phones

Cellular phone battery cells currently use lithium-based batteries as they allow for a smaller and more flexible form and longer battery life.

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

  OEM: The OEMs manufacture mobile phone handsets. They purchase batteries to support their production of new cellular phones. They also purchase batteries to serve the replacement market which they sell under their own brand name. OEMs either purchase these battery cells directly from us or they purchase them from battery pack manufacturers that have packaged them according to the OEMs’ specifications.

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

Electric Vehicles

An electric vehicle, sometimes referred to as an electric drive vehicle, uses one or more electric motors for propulsion. Electric vehicles include electric cars, electric buses, electric trains, electric lorries, electric airplanes, electric boats, electric motorcycles, scooters and other light electric vehicles, hybrid electric vehicles, and electric spacecraft. Electric cars and electric buses are propelled by one or more electric motors powered by rechargeable battery packs. Electric cars and buses have the potential to significantly reduce city pollution by having zero tail pipe emissions. Electric cars and buses are also expected to have less dependence on oil. World governments are pledging significant funds to fund the development of electric vehicles and their components due in part to these advantages. Due to these factors and a lithium battery’s relatively environmentally-friendly, light-weight and high-capacity features, the demand for lithium batteries in the field of electric cars and buses is increasing.

Due to such recent trends as renewed concerns relating to the availability and price of oil, increased legal fuel-efficiency requirements and incentives, and heightened interest in environmentally-friendly or “green” technologies, light electric vehicles and hybrid electric vehicles are likely to continue to attract substantial interest from vehicle manufacturers and consumers. Light electric vehicles include bicycles, scooters, and motorcycles, with rechargeable electric motors. Due to their relatively small size and light design, approximately 10-150 high-power lithium cells can be used to power light electric vehicles. Hybrid electric vehicles include automobiles, trucks, buses, and other vehicles that combine a conventional propulsion system with a rechargeable energy storage system to achieve better fuel economy than conventional vehicles. As these vehicles tend to be large and heavy, their rechargeable energy storage system generally consists of a large quantity of rechargeable high-power lithium cells.

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

Our economies of scale enable us to purchase materials in large volumes, offering us leverage to secure better pricing, and to a lesser degree, increasing the extent to which our suppliers rely on our purchase orders. We believe this relationship of mutual reliance will enable us to reduce our exposure to possible price fluctuations. For example, we have entered into a volume purchase agreement with some of our major suppliers, such as CITIC Guoan Information Industry Company Limited, from whom we purchase cathode material and lithium cobalt dioxide, one of the key materials for battery cells.

As of September 30, 2011, our key raw material suppliers were as follows:

Materials	Main Suppliers
Cases and caps	Shenzhen Tongli High-tech Co., Ltd. Shenzhen Dongri Technology Industry Co., Ltd.
Cathode materials	CITIC Guoan Information Industry Company Limited Hunan Reshine New Material Ltd. Beijing Easpring Material Technology Co. Ltd
Anode materials	Shanghai / Ningbo Shanshan New Material Technology Co., Ltd. Huarun Material Co., Ltd
Aluminum foil	Nannan Aluminum Corporation ShangHai HuXin Aluminum Foil Products Co., Ltd. Northwest Aluminum Corporation
Copper foil	Meiyan Electrolytic Copper Foil Co., Ltd. United Copper Foil (Huizhou) Co Ltd.
Electrolyte	Zhangjiagang Guotai-Huarong New Chemical Materials Co., Ltd. Tianjin Jinniu Electric Source Material Co., Ltd. Dongwan Shanshan Battery Material Co., Ltd.
Separators	Ube Industries, Ltd. Tonen Chemical Corporation Celgard, LLC
Safety devices	Hangzhou Hangke Optoelectronics Co., Ltd. Guangzhou Qingtian Industrial Co., Ltd

We source our manufacturing equipment both locally and from overseas, based on consideration of their cost and function. As of September 30, 2011, we purchased our key equipment from the following suppliers:

Instruments	Main Suppliers
Coating machine	KOYO Trading Co., Ltd
Mixer	Inoue Mfg., Inc.
Press machine	Innovative Machine Corporation Xingtai Naknor Electrode Rolling Equipment Co., Ltd.
Ultrasonic spot welding machine	Zhenjiang Meihua Machinery and Electrical Co., Ltd.
Laser seam welder	NAGANO Automation Co., Ltd.
Vacuum oven	Jiangsu Wujiang Jiangling Instrument Co., Ltd.
Winding machine	Kaido Manufacturing Co., Ltd., Shenzhen Yinghe Technology Co., Ltd
Slitting machine	Nishimura Mfg. Co., Ltd., Guangzhou Lange Electric Equipment Co., Ltd.
Electrolyte filling machine	Guangzhou Lange Electric Equipment Co., Ltd.
Aging equipment	Guangzhou Qingtian Industrial Co., Ltd. Hangzhou Hangke Optoelectronics Co., Ltd. Hangzhou Qianhui Electronic Co., Ltd
Testing and sorting equipment	Guangzhou Qingtian Industrial Co., Ltd. Hangzhou Hangke Optoelectronics Co., Ltd. Hangzhou Qianhui Electronic Co., Ltd

Intellectual Property

We rely on a combination of patents, trade secrets, and employee non-disclosure and confidentiality agreements to protect our intellectual property rights. As of September 30, 2011, we have registered 73 trademarks in the PRC, including BAK in both English and in Chinese characters as well as our logo, and have registered 36 trademarks in the United States, European Union, Korea, Russia, Taiwan, India, Canada and Hong Kong. We have registered the following Internet and WAP domain name: www.bak.com.cn. As of September 30, 2011, we have registered 417 patents in the PRC and other countries relating to battery cell materials, design and manufacturing processes, and we had 706 pending patent applications filed in the PRC and 168 in other countries.

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

Customers

A small number of prismatic cell customers have historically accounted for a substantial portion of our revenue. In the year ended September 30, 2011, our top five and top ten customers in aggregate contributed to approximately 26.0% and 35.5% of our revenue, respectively. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period. Currently, we are actively investigating demand for, and pursuing opportunities in, other product lines, including UPS, electric vehicles (including electric bicycles), e-readers, smartphones, and tablet computers.

Prismatic Cells. Since the beginning of the last fiscal year, we have continued to primarily sell our prismatic cells to the OEM market and replacement market for cellular phones. We often sell our prismatic cells to battery pack manufacturers certified by cellular phone brand owners, which will pack our cells into branded batteries and sell them to the brand owner. Cellular phone brand owners and replacement market customers also sometimes directly place orders with us. For these orders, we assemble our prismatic cells into batteries by using our own packing lines or engage battery pack manufacturers to assemble our cells into batteries for a fee, and then arrange to deliver the batteries to the OEM brand owners and replacement market.

Our customers for prismatic cells used for cellular phones in the OEM market and replacement market include the following leading China-based battery pack manufacturers:

  Jiangsu Huatiantong Technology Co., Ltd.
  SCUD (Fujian) Electronics Co., Ltd.
  Beijing Benywave Technology Ltd.

Cylindrical Cells. Since the beginning of the last fiscal year, we have continued to be a mass producer of cylindrical cells used for notebook computers and custom-ordered products used for electric vehicles. During the past fiscal year, we continued to supply our cylindrical cells to Taiwanese packing companies for use by major OEM notebook computer manufacturers after we were accepted into their approved vendor list. Due to pricing pressure from notebook battery competitors, we focused the expansion of applications of our cylindrical cells to electric vehicles. In June 2011, our Shenzhen facility supplied cylindrical battery cells to HAITEC to power pure electric vehicles built by Dongfeng-Yulon, a joint venture between Taiwan’s largest automaker, Yulon Group, and major Chinese automaker Dongfeng Group, which were delivered to the public transportation authority of the city of Hangzhou, China. In September 2011, we entered into a strategic cooperation program for electric vehicle development with HAITEC, and have initiated shipment to HAITEC since October 2011 under this program.

High-power Lithium Battery Cells. We began commercial production of lithium battery cells in October 2005 for use in cordless power tools. In December 2006, our subsidiary BAK Tianjin was incorporated to focus on the R&D, manufacturing and distribution of high-power lithium battery cells. In October 2008, construction of its first high-power, lithium battery cells production line was completed and it commenced trial production. Our Tianjin facility is now capable of producing high-power lithium battery cells for electric bicycles, UPS, and other applications in addition to those mentioned above. This facility has received positive market feedback to samples of its high-power lithium battery cells. In that connection, during the past fiscal year, we received orders from major Chinese electric bicycle manufacturers such as Geoby, XDS Shenzhen and Suzhou Noah, and automobile manufacturers such as Chery and Faw to provide high-power lithium battery cells made at our Tianjin facility. We believe that we will increase our revenue and market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

Lithium Polymer. Since the beginning of the last fiscal year, we continued to sell our lithium polymer cells primarily to certain pack manufacturers, which pack our cells and sell the final products. Most of our polymer cells have been sold to pack manufacturers for the OEM market. During the last fiscal year, we continued to actively expand applications of lithium polymer cells to the smartphone battery and tablet computer battery market. During fiscal year 2011, we received orders from smartphone OEM manufacturer Yulong Computer Telecommunication Scientific (Shenzhen) Co., Ltd., owner of the Coolpad brand, and from tablet computer manufacturers including aigo and Hanvon. We believe that we will generate additional revenue and increase market share as the demand for these cells has been increasing.

Geography of Sales

We sell our products domestically and internationally. The following table sets forth certain information relating to our total revenues by location of our customers for the periods indicated.

	Year ended September 30,
	2011		2010		2009
	(in thousands of U.S. dollars, except percentages)
PRC Mainland	$152,703	69.8%	$150,485	70.1%	$132,710	62.9%
Taiwan	39,004	17.8%	35,815	16.7%	47,663	22.5%
Hong Kong, China	8,331	3.8%	17,633	8.2%	16,086	7.6%
India	14,307	6.5%	7,682	3.6%	10,526	5.0%
United States of America	-	-	533	0.2%	1,413	0.7%
Others*	4,608	2.1%	2,655	1.2%	2,746	1.3%
Total	$218,953	100%	$214,803	100%	$211,144	100%

________________
* Includes the Middle East, Italy, Germany, and Turkey.

For our international sales, we sell our products directly to distributors, as well as pack manufacturers in these countries and territories. If we receive orders from distributors for batteries rather than cells, we engage pack manufacturers in China to assemble our cells into batteries for a fee or, for prismatic battery orders, assemble them into battery packs at our Shenzhen facility, and then arrange to deliver the batteries to fulfill the orders.

Competition

We face intense competition from battery cell makers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors based on product type as of September 30, 2011:

Product Type	Competitors
Prismatic	Japan:	Sony Corporation
Panasonic Corporation
NEC Corporation
Hitachi, Ltd.
	Korea:	LG Corp.
Samsung Electronics Co., Ltd.
	China:	BYD Company Limited
Tianjin Lishen Battery Joint-Stock Co., Ltd.
Cylindrical	Japan:	Sony Corporation
Panasonic Corporation
	Korea:	LG Corp.
Samsung Electronics Co., Ltd.
High-power lithium battery	Japan:	Sony Corporation
NEC Corporation
Hitachi, Ltd.
Panasonic Corporation
	Korea:	LG Corp.
Samsung Electronics Co., Ltd.
	China:	BYD Company Limited
Lithium polymer	Japan:	Amperex Technology Limited
Panasonic Corporation
	China:	BYD Company Limited
Tianjin Lishen Battery Joint- Stock Co., Ltd.
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

Research and Development

We have established an advanced R&D center. To enhance our product quality, reduce costs, and keep up with technological advances and evolving market trends, our R&D center focuses on advancement in technologies relating to new materials and new cells with prospects for use in new end application markets, such as electric cars, electric buses, hybrid electric vehicles, light electric vehicles, electric bicycles, and UPS.

Our in-house R&D team consists of 170 researchers and scientists, led by Dr. Huanyu Mao, our chief technology officer, who pioneered core technologies in lithium-ion batteries since their introduction in 1992 and was the inventor under seven U.S. patents related to lithium-ion technology. In December 2006, we also established a wholly-owned subsidiary, BAK Canada, to focus on the research and development of lithium-ion batteries. It comprises a group of experts led by Mr. Kenneth G. Broom, our chief operating officer, who brings over 25 years of li-ion battery industry working experience. Our strong R&D capabilities have enabled us to obtain various government-sponsored R&D grants. We are accredited as a “new and high-technology company” in Shenzhen, entitling us to enjoy preferential tax treatment and other government incentive grants and subsidies. Furthermore, we collaborate with a number of reputable research institutes and science and technology universities in China, allowing us to capitalize on their R&D results economically.

In December 2006, BAK Tianjin was incorporated to focus on research and development, manufacturing and distribution of high-power lithium battery cells. In October 2008, our Tianjin facility completed construction of its first high-power lithium cells production line, and initiated trial production of high-power lithium cells. Our Tianjin facility is now capable of producing high-power lithium cells for electric bicycles, UPS, and other applications in addition to those mentioned above. This facility has received positive market feedback to samples of its high-power lithium cells. Moreover, this facility’s “Electric Vehicles Lithium-phosphate Power Battery Industrialization Project” was accepted into the PRC’s National High Technology Research and Development Program, or “National 863 Program,” by the PRC’s Ministry of Science and Technology. In that connection, we sent battery cell samples made at our Tianjin facility for light electric vehicles to customers and to manufacturing partners in the National 863 program. We received positive market feedback to these samples. We believe that we will generate additional revenue and increase market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

From December 2009 to June 2011, our BAK Canada facility researched and developed cylindrical battery cells for electric vehicles for use by HAITEC under our strategic cooperation program for electric vehicles to power Dongfeng-Yulon’s pure electric vehicles that were delivered to the public transportation authority of the city of Hangzhou, China. The batteries were produced and supplied by our Shenzhen facility. In addition, in late September 2011, we launched our first single battery and first battery module; both products were developed internally. Both products have a capacity of 100Ah. The single battery consists of one large cell and the battery module consists of a number of 18650-type cells. These products are for use in electric vehicles.

During the fiscal years ended September 30, 2011, 2010 and 2009, our expenditures for research and development activities consisted of $7.3 million, $7.4 million and $5.6 million, respectively, or 3.3%, 3.4% and 2.7% of net revenues.

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

Employees

We had a total of approximately 5,000 employees as of September 30, 2011.

Executive Officers of the Registrant

Our current executive officers are as follows:

Name	Age	Positions
Xiangqian Li	43	Chairman, President and Chief Executive Officer
Huanyu Mao	60	Director, Chief Technology Officer
Ke Marcus Cui	34	Chief Financial Officer, Secretary and Treasurer
Kenneth G. Broom	56	Chief Operating Officer

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

Ke Marcus Cui was appointed as our Chief Financial Officer as of May 26, 2011 and has served as our Interim Chief Financial Officer since December 10, 2010. Previously, he had been employed as our Director of Investor Relations since September 2010. He has also served as the Finance Director of BAK Tianjin from December 2009 to the present. Prior to that, from August 2008 to November 2009, he served as marketing and sales director of BAK Tianjin. From May 2007 to July 2008, Mr. Cui served as assistant to the general manager of BAK Tianjin. In addition, from March 2006 to April 2007, he acted as Investor Relations Director of Shenzhen BAK. Previous to that, he worked in Japan for Nomura Institute of Capital Market Research as assistant researcher from May 2005 to February 2006. Mr. Cui holds Bachelor of Science degrees of project management and economic information management from Chiba University of Japan and Jilin University, respectively, and a Master’s degree on international financial analysis from University of Newcastle England. Mr. Cui is trilingual in Mandarin, English and Japanese.

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

Available Information

Our internet website is at http://www.bak.com.cn/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, and other public filings with the SEC, are available free of charge on our website as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the SEC. Copies of these filings may also be obtained free of charge by sending written requests to our Secretary, BAK Industrial Park, No. 1 BAK Street, Kuichong Town, Longgang District, Shenzhen, People’s Republic of China, attention Corporate Secretary. The information posted on our website is not part of this or any other report we file with or furnish with the SEC. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s internet website: www.sec.gov.

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

If the trading price of our common shares fails to comply with the continued listing requirements of The NASDAQ Global Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

Companies listed on The NASDAQ Stock Market, or NASDAQ, are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days. On October 24, 2011, we received a letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5450(a)(1) for continued inclusion on The NASDAQ Global Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have an initial grace period of 180 calendar days, or until April 23, 2012, to regain compliance with the minimum bid price requirement. We cannot be sure that our share price will comply with the requirements for continued listing of our common stock on The NASDAQ Global Market in the future. If our common stock loses its status on The NASDAQ Global Market and we are not successful in obtaining a listing on The NASDAQ Capital Market, our common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Such delisting from The NASDAQ Global Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years as at September 30, 2011 and significant short-term debt obligations maturing in less than one year. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 1 to the consolidated financial statements included with this report and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We are primarily dependent on sales of lithium-ion battery cells for the cellular phone battery replacement market. A reduction in the demand for lithium-ion battery cells that we sell for this market would cause our overall revenue to decline.

We have derived a major portion of revenues to date from sales of our lithium-ion battery cells for the cellular phone battery replacement market. While we have diversified our revenue sources by expanding to the global cellular phone OEM market, portable electronic device markets, notebook computers and high-power electrical appliance markets, we expect that sales of battery cells used for the cellular phone battery replacement market will continue to comprise a significant portion of our revenues in the near future. Accordingly, any decrease in the demand for our battery cells in the replacement market resulting from success of competing products, slower than expected growth of sales in the replacement market or other adverse developments relating to the replacement market may materially and adversely affect our business and cause our overall revenue to decline. During the fiscal year ended September 30, 2011, net revenues from our prismatic cells sold for the cellular phone battery replacement market were $94.4 million, or $18.2 million lower than net revenues from prismatic cells sold for the cellular phone battery replacement market for the fiscal year ended September 30, 2010 of $112.6 million. The decline of demand for replacement batteries was one of the primary reasons for the decline in revenue. In addition, our expansion to the global cellular phone battery OEM market and other markets may not increase our revenue to a level that would enable us to materially reduce our dependence on sales of battery cells for the cellular phone replacement market.

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

As we expand to the battery markets for global OEM cellular phones, notebook computers, electric vehicles and other portable electronic devices, our future success depends on whether end-application manufacturers are willing to use batteries that incorporate our products. To secure acceptance of our products, we must constantly develop and introduce more reliable and cost-effective battery cells with enhanced functionality to meet evolving industry standards. Our failure to gain acceptance of our products from these manufacturers could materially and adversely affect our future success.

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

Any restructuring activities that we may undertake may not achieve the benefits anticipated and could result in additional unanticipated costs, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

We regularly evaluate our existing operations, production capacity and business efficiencies and, as a result of such evaluations, we may undertake restructuring activities within our businesses. These restructuring plans may involve higher costs or longer timetables than we anticipate and could result in substantial costs related to severance and other employee-related matters, litigation risks and expenses, and other costs. These restructuring activities may not result in improvements in future financial performance. If we are unable to realize the benefits of any restructuring activities or appropriately structure our businesses to meet market conditions, the restructuring activities could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

We had capital expenditures of approximately $31.5 million and $23.2 million in fiscal years 2011 and 2010, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer and President, Mr. Xiangqian Li, our Chief Technology Officer, Dr. Huanyu Mao, our Chief Financial Officer, Mr. Ke Marcus Cui, and our Chief Operating Officer, Mr. Kenneth Broom. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and the Company, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside (other than Mr. Broom, who resides in Canada), in light of the uncertainties with China’s legal system.

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

We did not have effective disclosure controls and procedures and internal control over financial reporting as of September 30, 2009, 2008, 2007, and 2006 due to material weaknesses, which related primarily to the disclosure and presentation of financial information under accounting principles generally accepted in the United States of America, or U.S. GAAP. We have restated our consolidated financial statements for our fiscal quarter ended December 31, 2005 and our fiscal years ended September 30, 2005, 2004 and 2003, due to such weaknesses. We can make no assurances that additional material weaknesses will not be identified in the future. Any failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

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

In the course of the SEC review of the registration statements referred to above, we determined that beginning with fiscal quarter ended December 31, 2005, we would no longer be considered a “small business issuer.” We restated our consolidated balance sheet as of December 31, 2005, our consolidated statement of income and comprehensive income and our consolidated statement of cash flows for the three months ended December 31, 2005 to reflect the prospective adoption of Statement of Financial Accounting Standards, or SFAS, No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123(R), as superseded by SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or SFAS No. 168, now included in Accounting Standards Codification, or ASC, Topic 718, relating to the accounting for stock-based compensation commencing in the first quarter of our fiscal year ending September 30, 2006. Pursuant to the restatement, we incurred an incremental share-based compensation expense of $711,512 in the quarter ended December 31, 2005. This restatement resulted in, among other things, a decrease in gross profit and net income per share for the first quarter of our fiscal year 2006.

As reported in the current report on Form 8-K filed with the SEC on August 4, 2006, we changed our independent registered public accounting firm from Schwartz Levitsky Feldman LLP to KPMG. We engaged KPMG on May 15, 2006 to audit our financial statements for the fiscal years ended September 30, 2003, 2004 and 2005. During the course of the audit, KPMG notified our accounting staff of misstatements in our previously reported financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 that required correction relating to: (1) the overstatement of interest expense because of an error in the application of accounting principles relating to interest capitalization, and the related understatement of property, plant and equipment, construction in progress and depreciation expenses; (2) the incorrect charging to shareholders’ equity for fiscal year 2005 of the provision for staff and workers’ bonus and welfare fund instead of charging it to the statements of income and comprehensive income; (3) the overstatement of the provision for contributions to a social insurance plan because of a misinterpretation of the applicable PRC laws; (4) the understatement of our accumulated foreign-currency translation adjustment for fiscal year 2005 included in comprehensive income and overstatement of our additional paid-in capital due to a calculation error during consolidation; (5) other misstatements identified, which were individually not material, including amounts related to amortization of lease prepayments, prepayments and other receivables, accrued expenses and other payables, cost of revenues, general and administrative expenses, finance costs, other expenses, and certain cash flow items, and (6) the consequential understatements or overstatements of income tax expenses. The net restatement adjustments resulted in an increase in our net income and earnings per share in the relevant periods. For more detailed descriptions, see Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, or the 2006 Form 10-K.

Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2006, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of the 2006 Form 10-K. Our management also concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2007, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, or the 2007 Form 10-K. Management believed that some appropriate measures had been implemented to remediate these weaknesses during the fiscal year 2007, as described in Item 9A. “Controls and Procedures” of the 2007 Form 10-K. However, management concluded that our disclosure controls and procedures and our internal control over financial reporting were still not effective as of September 30, 2008, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, or the 2008 Form 10-K. Management again concluded that our disclosure controls and procedures and our internal control over financial reporting were still not effective as of September 30, 2009, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, or the 2009 Form 10-K. Investors are directed to Item 9A of the 2006 Form 10-K, the 2007 Form 10-K, the 2008 Form 10-K, and the 2009 Form 10-K for the description of the weaknesses identified for the corresponding fiscal year, and to Item 9A of the 2007 Form 10-K, Item 9A of the 2008 Form 10-K and Item 9A of the 2009 10-K for the description of the remediation measures that had been implemented during the fiscal years ended September 30, 2007, September 30, 2008 and September 30, 2009, respectively.

As disclosed in our current report on Form 8-K filed with the SEC on April 3, 2007, as amended on April 11, 2007 and April 17, 2007, on March 28, 2007 we dismissed KPMG as our independent registered public accounting firm and appointed PKF Hong Kong (“PKF”), a member firm of the PKF International Limited network of legally independent firms as our independent registered public accounting firm, in each case effective April 1, 2007.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 26.0%, 20.7% and 27.9% of our revenues in the years ended September 30, 2011, 2010, and 2009, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected. A small number of prismatic cell customers have historically accounted for a substantial portion of our revenues. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period. However, if we fail to find alternative sources of demand for our lithium-ion cells, our revenue may be substantially impacted.

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

With respect to our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a period up to six-to-twelve months from the date of purchase. We provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

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

A property, plant and equipment impairment charge of $6.5 million and $7.0 million was recognized for each of the years ended September 30, 2011 and 2010, respectively. During the course of our strategic review of our operations during the fiscal year 2011, we assessed the recoverability of the carrying value of certain property, plant and equipment as inflated by $6.5 million, which we wrote down in accordance with US GAAP. Assessment of the potential impairment of property, plant and equipment, goodwill and other identifiable intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of long-lived assets is dependent on numerous assumptions and reflects our best estimates at a particular point in time, which may vary from testing date to testing date. The economic environments in which our businesses operate and key economic and business assumptions with respect to projected product selling prices and materials costs, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the economic environment and the economic outlook for the assets being evaluated could also result in impairment charges. Any significant asset impairments would adversely impact our financial results.

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

Our operating results could be adversely affected by increases in the cost of raw materials, particularly lithium cobalt dioxide, the primary cost component of our battery products, or other product parts or components. Lithium cobalt dioxide mainly consists of cobalt. Cobalt market prices averaged $34.90 per kilogram in fiscal year 2009, $31.20 per kilogram in fiscal year 2010 and $33.00 per kilogram in fiscal year 2011. The price of cobalt is not stable as most output of cobalt is conducted in unstable or developing countries such as the Democratic Republic of the Congo, and we cannot predict the price trend. If the price increases, it will negatively impact our financial results in years ahead. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements.

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

The market for battery cells used for portable electronic devices such as cellular phones is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in decline in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from manufacturers of traditional rechargeable battery cells, such as nickel-cadmium batteries, from manufacturers of rechargeable battery cells of more recent technologies, such as nickel-metal hydride and liquid electrolyte, other manufacturers of lithium-ion battery cells, as well as from companies engaged in the development of batteries incorporating new technologies. Other manufacturers of lithium-ion battery cells currently include Sony Corporation, Matsushita Electric Industrial Co., Ltd. (Panasonic), GS Group, NEC Corporation, Hitachi Ltd., LG Chemical Ltd., Samsung Electronics Co., Ltd., BYD Co. Ltd., Tianjin Lishen Battery Joint Stock Co., Ltd., Harbin Coslight Technology International Group Co., Ltd., Amperex Technology Limited and E-one Moli Energy (Canada) Limited.

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

We depend on third-party battery pack manufacturers to incorporate our products into battery packs to make batteries ready for use in various portable consumer electronics. If these factories fail to properly assemble our products and battery packs, resulting in defective battery cells, our reputation could be severely damaged and our sales could be materially and adversely affected. Moreover, our battery technology may only be commercially viable as a component of other companies’ products, and these companies may choose not to include our systems in their products.

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

In the years ended September 30, 2011 and 2010, we derived 30.2% and 29.9% respectively of our sales from outside the PRC mainland. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

We have taken what we believe to be prudent measures during fiscal 2011 to reduce costs during the recent economic downturn to preserve our profitability. These steps have included reductions in advertising and promotional spending and overhead expenses. As a result, the visibility of our products has decreased during this period. Although we believe that such reductions have not harmed our business, no assurance can be given that our competitive position has not weakened. Further, if the economic downturn were to continue and result in further revenue pressures, we cannot assure you that we would be able to effect further cost reductions without resulting in such harm.

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

We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality agreements to protect our intellectual property rights. As of September 30, 2011, we owned 390 registered patents in PRC and 27 registered patents in other countries, and had 706 pending patent applications in PRC and 168 pending patent applications outside of PRC. We had 73 registered trademarks in PRC and 36 registered trademarks in the United States, European Union, Korea, Russia, Taiwan, Canada, India and Hong Kong that cover various categories of goods and services. We can make no assurances that all the pending patent applications will result in issue of patents or, if issued, that it will sufficiently protect our intellectual property rights. Nor can we make any assurances that any patent, trademark or other intellectual property rights that we have obtained may not be challenged by third parties. Implementation of PRC intellectual property-related laws has historically been lax, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in PRC may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may not be adequate to prevent unauthorized use of our intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us any royalties. Though we are not currently involved in any litigation with respect to intellectual property, we may need to enforce our intellectual property rights through litigation.

We do not hold the property ownership rights for all facilities located in the PRC. We may lose some or all of the land use rights that we have obtained. We are currently required to pledge land use rights and property rights.

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

Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Tianjin Administration for Industry and Commerce Beichen District Branch, to make the remaining contribution of the registered capital of BAK Tianjin, which owns and manages our Tianjin facility, by December 11, 2009, which we interpreted as an extension of the completion date of construction to this date. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Tianjin Administration for Industry and Commerce Beichen District Branch, was obtained to complete this contribution no later than December 2012. In August 2011, BAK International contributed approximately US$21,000,000 capital to BAK Tianjin and as of September 30, 2011, the total contribution from BAK International was US$50,000,000. As of September 30, 2011, we were in the process of negotiating with the relevant government bureau for the extension of the completion date of the construction of the Tianjin facility. If we fail to successfully negotiate the extension of the completion date or fail to make the remaining contribution and complete the construction by the extension date or to obtain approval for a further extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to our Tianjin facility will become invalid. Should this occur, we could be forced to halt our production, vacate our current premises, and lose all of our facilities situated on the land without any compensation, which would adversely and materially affect our business, results of operations and our financial condition.

Pursuant to the property ownership and land use rights certificate that we obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, the Shenzhen government has agreed to increase the dimensions of the Research and Development Test Centre and signed two supplement agreements with us. According to the supplement agreements, we were required to complete the construction by May 6, 2011. As of September 30, 2011, we had not completed the construction of this facility and were in the process of applying for an extension from the Shenzhen government. In addition, according to the property ownership and land use rights certificate, such land may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures. If our application for a reissued certificate with property ownership rights proves unsuccessful, we could be forced to halt our production, vacate our current premises, lose all of our facilities situated on the land without any compensation, and/or be considered in breach of our loan agreement with China Development Bank, any of which would adversely and materially affect our business, results of operations and our financial condition.

As of September 30, 2011, we have insurance for all of the buildings located at our BAK Industrial Park facility and owned by Shenzhen BAK, which constitute all of our PRC-based facilities in Shenzhen. We also had insurance for our facilities at Tianjin, PRC. We did not have insurance for our R&D Test Centre to be constructed in Shenzhen.

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

To the extent we ship our products outside of the PRC, or to the extent our products are used in products sold outside of the PRC, they may be affected by the following: The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization, or ICAO, and corresponding International Air Transport Association, or IATA, Pipeline & Hazardous Materials Safety Administration, or PHMSA, Dangerous Goods Regulations and the International Maritime Dangerous Goods Code, or IMDG, and in the PRC by General Administration of Civil Aviation of China and Maritime Safety Administration of People’s Republic of China. These regulations are based on the United Nations, or UN, Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003, 2004, and 2009, and 2010. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We comply with all current PRC and international regulations for the shipment of our products, and will comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we were unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

We have significant short-term debt obligations, which mature in less than one year. Failure to extend those maturities of, or to refinance, that debt could result in defaults, and in certain instances, foreclosures on our assets. Moreover, we may be unable to obtain financing to fund ongoing operations and future growth.

At September 30, 2011, we had short-term bank loans of $139.7 million, long-term bank loans of $23.5 million maturing within one year, long-term bank loans of $15.0 million maturing over one year, and bills payable of $50.2 million, a substantial portion of which is secured by certain of our assets that amounted to $79.8 million. Our inventory, machinery and equipment worth $48.8 million secured the short-term bank loans and of $31.0 million secured the long-term bank loans, and our deposits worth $1.6 million secured certain bills payable, construction payable and short-term bank loans. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financing, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

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

The insurance industry in China is still in an early stage of development and business interruption insurance available in China offers limited coverage compared to that offered in many developed countries. We do not carry business interruption insurance and therefore any business disruption or natural disaster could result in substantial damages or losses to us. In addition, there are certain types of losses (such as losses from forces of nature) that are generally not insured because either they are uninsurable or insurance cannot be obtained on commercially reasonable terms. Should an uninsured loss or a loss in excess of insured limits occur, our business could be materially adversely affected. As of September 30, 2011, we have insurance for all of the buildings located at our BAK Industrial Park facility and owned by Shenzhen BAK, which constitute all of our PRC-based facilities in Shenzhen. We also had insurance for our facilities at Tianjin, PRC. We did not have insurance for our R&D Test Centre to be constructed in Shenzhen. If we were to suffer any losses or damages to any uninsured facilities, or if our insurance does not cover any losses or damages that occur, our business, financial condition and results of operations would be materially and adversely affected.

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

We are a holding company, and we conduct all of our operations through our PRC subsidiaries. We rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. Current regulations in the PRC permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. According to the articles of association of our PRC subsidiaries, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profit based on the PRC accounting standards and regulations each year to its enterprise development reserve, until the balance in the reserve reaches 50% of the registered capital of the company. Funds in the reserve are not distributable to us in forms of cash dividends, loans or advances. In addition, if our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us, which in turn will adversely affect our available cash. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 97.3% of our revenues and 99.9% of our costs and expenses for the year ended September 30, 2011 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.8% of our assets excluding cash were denominated in RMB as of September 30, 2011. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $9.7 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2011. As of September 30, 2011, our accumulated other comprehensive income was $35.8 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China. In June, 2009, Notice 106 was superseded by the Notice on Foreign Exchange Implementing Guidelines regarding Capital Account Management (known as Notice 77) which allows establishing or controlling a SPV before the SAFE registration is complete. In May 2011, a SAFE Notice on Issuance of the Operating Procedures for PRC Residents Engaging in Financing and Roundtrip investments via Overseas Special Purpose Vehicles (known as Notice 19) was promulgated to simply the SAFE registration process which further superseded Notice 77 and came into force on July 1, 2011.

We have asked our stockholders who are PRC residents as defined in Circular 75 to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75, Notice 106, Notice 77 and Notice 19. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75, Notice 106, Notice 77 and Notice 19 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75, Notice 106, Notice 77 and Notice 19. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, Notice 106, Notice 77 and Notice 19, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. The regulations prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. On February 3, 2011, the Circular on Establishing the Security Review System for Merger and Acquisition of Domestic Enterprises by Foreign Investors was promulgated by the General Office of the State Council, which became into effect on March 4, 2011. On August 25, 2011, the Ministry of Commerce issued the corresponding implementation rules. According to these rules, a foreign investor’s acquisitions of Chinese companies in the fields of military, important agricultural products, energy and resources, infrastructure, transport service, key technology and major equipment manufacturing, and other restricted fields requires security review by a ministerial panel established and governed under the direction of the State Council and led by the National Development and Reform Commission and Ministry of Commerce. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that China BAK Battery, Inc. is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2011 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

In addition, under the EIT Law, dividends payable by a FIE to any of its foreign non-resident enterprise investors shall be subject to a 10% withholding tax, unless such foreign non-resident enterprise investor’s jurisdiction of incorporation has signed a tax treaty or arrangement for the avoidance of double taxation and the prevention of fiscal evasion with respect to taxes on income with China that provides for a reduced rate of withholding tax on dividends. Since the PRC and Hong Kong have signed the above-mentioned tax arrangement for the avoidance of double taxation, and Shenzhen BAK, BAK Electronics and BAK Tianjin are wholly owned by BAK International, the dividends payable by each of Shenzhen BAK, BAK Electronics and BAK Tianjin to its foreign non-resident enterprise investors are expected to be subject to a 5% withholding tax pursuant to the China-Hong Kong double tax arrangement.

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

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006. In addition, due to additional capital contributed by BAK International to Shenzhen BAK in both 2005 and 2006 and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007 and 2008, Shenzhen BAK was granted a preferential income tax rate of 7.5%, 11.8% and 12.6% for calendar years 2007, 2008 and 2009, respectively. In accordance with the transition period of the EIT Law and before considering the above-mentioned tax concessions, Shenzhen BAK’s income tax rate for calendar years 2011 and 2012 are expected to be 24% and 25%, respectively. Therefore, Shenzhen BAK’s income tax rate after consideration of its tax concessions is expected to be 15% for calendar year 2011, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

For BAK Electronics, established in August 2005, the same tax holiday was in effect for calendar years 2006 and 2007, making BAK Electronics fully exempt from any enterprise income tax. Following the tax holiday, a three-year 50% reduction in BAK Electronics’ enterprise income tax rate commenced. Pursuant to the transition period of the EIT Law, BAK Electronics’ income tax rates for calendar years 2011 and 2012 were expected to be 24% and 25%, respectively. Taking the 50% reduction into account, BAK Electronics’ income tax rate is now expected to be 24% for calendar year 2011, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the current year due to cumulative tax losses.

BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises’ Share Transfer released in December 2009 by China’s State Administration of Taxation (SAT), effective as of January 1, 2008.

Pursuant to the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises’ Share Transfer, or Circular 698, released in December 2009 by China’s State Administration of Taxation, or SAT, effective as of January 1, 2008, Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country (jurisdiction) where the effective tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor shall provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

RISKS RELATED TO OUR COMMON STOCK

If we were delisted from NASDAQ, we may become subject to the trading complications experienced by “Penny Stocks” in the over-the-counter market.

Delisting from NASDAQ may depress the price of our common stock such that we may become a penny stock. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share. “Penny Stock” rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any, (iii) disclosure of the compensation of the broker and its salespersons in the transaction and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts. A broker would be required to provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customer’s confirmation. Generally, brokers are less willing to effect transactions in penny stocks due to these additional delivery requirements. These requirements may make it more difficult for stockholders to purchase or sell our common stock. Because the broker, not us, prepares this information, we would not be able to assure that such information is accurate, complete or current.

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

Our directors and executive officers, collectively, own approximately 31.70% of our outstanding common stock and may be able to control our management and affairs.

As of September 30, 2011, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 31.70% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

We have completed the construction and put into use facilities measuring 218,178 square meters comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls and administrative offices at the BAK Industrial Park in Shenzhen. Of that space, approximately 81,411 square meters are manufacturing facilities. We have completed the construction and put into use facilities measuring 65,982 square meters comprised of manufacturing facilities, dormitory space, dining halls and other facilities in Tianjin. Of that space, approximately 44,129 square meters are manufacturing facilities. The primary reasons for our continuing investments in the facilities in Tianjin are to realize the benefits of our prior investment in these facilities, to position the Company to capitalize on our knowledge of and experience with established markets for lithium-ion technology, such as electric bicycles and cordless power tools, and to penetrate emerging consuming markets for this technology, such as electric cars, electric buses, light electric vehicles, and hybrid electric vehicles. We have received several contracts to supply high-power lithium cells for use in electric cars, electric bicycles, UPS, and other applications.

At present, we have no significant payment obligations related to these facilities.

We believe that our existing facilities have met our current business needs and will meet the needs of our expanded operations.

The following table sets forth the breakdown of our facilities as of September 30, 2011 based on use and product type:

Facility	Usage	Area (m2)
Shenzhen BAK facilities	Manufacturing
	Prismatic (aluminum-case)	45,179
	Cylindrical	22,344
	Lithium polymer	13,888
	R&D and administrative	39,425
	Warehousing	19,087
	Workers’ dormitory	46,124
	Other facilities	32,131
	Sub-total	218,178

BAK Tianjin facilities	Manufacturing
	High-power lithium battery	44,129
	Workers’ dormitory	13,481
	Dining hall	7,407
	Other facilities	965
	Sub-total	65,982

	Total	284,160

According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced. An ownership certificate will be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained. We obtained the land use right to the tract of property on which we have constructed and on which we plan further construction of our manufacturing facilities and other related facilities in Shenzhen. While we have been constructing and have completed a substantial part of the construction of our facilities with the approval of the local government of Kuichong Township of Longgang District of Shenzhen, we understand it did not have the authority to grant us the land use rights certificate. However, the Company obtained approval for project planning and construction from the government of Shenzhen on June 20, 2007. Under an agreement with the government of Shenzhen for the acquisition of the land use rights to BAK Industrial Park dated June 29, 2007, effective June 2008, the government agreed to provide us with the land use rights certificate relating to BAK Industrial Park on the condition that the Company would pay it an additional $11,819,841. According to a notice received from the government of Shenzhen on June 6, 2008, the Company obtained government grants of $7,889,991 to subsidize this additional payment. As of September 30, 2008, the Company had fully paid the remaining cost of $3,929,850 and had obtained the land use rights certificate for BAK Industrial Park. On July 3, 2009, we had obtained the approval for project-planning and construction from the local government of Shenzhen. On June 2, 2011, we obtained the property ownership certificate relating to BAK Industrial Park.

We have insurance for our manufacturing facilities for Shenzhen BAK located in BAK Industrial Park and our manufacturing facilities at our Tianjin facility. However, we are not able to insure our new Research and Development Test Centre to be constructed in Shenzhen, China, until we receive the required certificate of property ownership. Upon receipt of the certificate of property ownership, we intend to procure such insurance. The applications for the related certificates of property ownership rights are in process with respect to our facilities at Tianjin (see discussion of our Research and Development Test Centre below).

As of September 30, 2007, we had fully paid the lease prepayment amount of $14.1 million for the acquisition of land use rights regarding our Tianjin facility. As of September 30, 2008, we had obtained the relevant land use rights certificate to this facility. As of September 30, 2011, we were in the process of obtaining the relevant property ownership rights certificate to this facility.

Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had originally requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make the remaining contribution of the registered capital by December 11, 2009, which we interpreted as an extension of the completion date of construction to this date. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to complete this contribution no later than December 2012. In August 2011, BAK International contributed approximately US$21,000,000 capital to BAK Tianjin and as of September 30, 2011, the total contribution from BAK International was US$50,000,000. As of September 30, 2011, we were in the process of negotiating with the relevant government bureau for the extension of the completion date of the construction of the Tianjin facility.

As of September 30, 2007, we had paid the lease prepayment amount of $717,000 for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China. As of September 30, 2008, we had obtained the relevant property ownership and land use rights certificate. Pursuant to the property ownership and land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, the Shenzhen government has agreed to increase the dimensions of the Research and Development Test Centre and signed two supplemental agreements with us. According to the supplemental agreements, we were required to complete the construction of this facility by May 6, 2011. As of September 30, 2011, we had not completed the construction of this facility and were in the process of applying for an extension from the Shenzhen government. In addition, according to the property ownership and land use rights certificate, such land may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures.

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

On December 21, 2007, pursuant to the registration rights agreement, we filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. The lateness of this filing triggered liquidated damages consistent with the formula described above. On August 26, 2008, we conducted a registered direct offering of 4,102,564 shares of common stock, at an offering price of $3.90 per share, in which the investors also received warrants to purchase up to 4,102,564 shares of common stock at an exercise price of $3.90 per share. With one exception, all of the investors that participated in our November 2007 private placement, or affiliates of them, participated in our August 2008 registered direct offering. We reduced each of these investors’ (or each such investor’s participating affiliate’s) purchase price by an amount that was at least equal to the amount that we determined that we were liable for as liquidated damages to such investor (or its participating affiliate). As of June 30, 2009, the remaining investor had waived any and all rights relating to liquidated damages pursuant to the November 2007 registration rights agreement. As of September 30, 2011, approximately $159,000 of liquidated damages remained outstanding for accounting purposes. Pursuant to the settlements described above, however, we do not believe that we are actually liable for this amount.

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

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on The NASDAQ Global Market under the symbol “CBAK.”

The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by NASDAQ for the periods indicated. These prices do not include retail markup, markdown or commission and may not represent actual transactions.

	Closing Prices(1)
	High	Low
Year Ended September 30, 2011
First Quarter	$2.40	$1.66
Second Quarter	$2.22	$1.60
Third Quarter	$1.83	$0.91
Fourth Quarter	$1.37	$0.80

Year Ended September 30, 2010
First Quarter	$4.92	$2.16
Second Quarter	$3.17	$2.18
Third Quarter	$2.51	$1.63
Fourth Quarter	$1.94	$1.33

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by Yahoo! Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of December 13, 2011, there were approximately 45 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared or paid any dividends, nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

As we are a holding company, we rely on dividends paid to us by our subsidiaries in the PRC through our Hong Kong subsidiary, BAK International. In accordance with its articles of association, each of our subsidiaries in the PRC is required to allocate to its enterprise development reserve at least 10% of its respective after-tax profits determined in accordance with the PRC accounting standards and regulations. Each of our subsidiaries in the PRC may stop allocations to its general reserve if such reserve has reached 50% of its registered capital. Allocations to the reserve can only be used for making up losses and other specified purposes and may not be paid to us in the form of loans, advances, or cash dividends. Dividends paid by our PRC subsidiaries to BAK International, our Hong Kong subsidiary, will not be subject to Hong Kong capital gains or other income tax under current Hong Kong laws and regulations because they will not be deemed to be assessable income derived from or arising in Hong Kong.

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

Recent Sales of Unregistered Securities

No securities were sold by the Registrant during the fiscal year ended September 30, 2011 that were not registered under the Securities Act.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended September 30, 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated statement of operations and comprehensive income (loss) data for the years ended September 30, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of September 30, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated balance sheet data as of September 30, 2009, 2008 and 2007 and the selected consolidated statement of operations and comprehensive income (loss) data for the years ended September 30, 2008 and 2007 are derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(All amounts, except for share and per share amounts, in thousands of U.S. dollars)

	Year ended September 30,
	2011	2010	2009	2008	2007
	(in thousands of U.S. dollars, except per share data)
Statement of Operations Data:
Net revenues	$218,953	$214,803	$211,144	$245,348	$145,861
Cost of revenues	192,649	192,140	184,388	214,442	120,255
Gross profit	26,304	22,663	26,756	30,906	25,606
Operating expenses	40,476	50,430	33,809	31,402	21,025
Operating (loss) / income	(14,172)	(27,767)	(7,053)	(496)	4,581
Finance costs, net	10,829	9,006	9,356	11,021	5,225
Government grant income	1,454	714	636	1,774	1,035
Other (income) / expenses	(312)	77	(528)	(757)	103
Income tax expense / (benefit)	1,302	(3,354)	(1,253)	(1,045)	(195)
Net (loss) / income	$(24,537)	$(32,783)	$(13,992)	$(7,941)	$483
Other comprehensive income / (loss) - Foreign currency translation adjustment	7,794	3,219	(354)	15,261	6,436
Comprehensive (loss) / income	$(16,743)	$(29,564)	$(14,346)	$7,320	$6,919
Net (loss) / income per share data(1)
Basic and Diluted	$(0.39)	$(0.53)	$(0.25)	$(0.15)	$0.01
Weighted average number of shares
Basic	62,945,047	62,438,155	56,964,129	52,313,768	48,979,115
Diluted	62,945,047	62,438,155	56,964,129	52,313,768	49,442,285

(1)

Basic net (loss) / income per share is computed by dividing net (loss) / income by the weighted average number of shares outstanding for the period. Diluted net (loss) / income per share reflects the potential dilution that could occur if currently outstanding securities or other contracts to issue shares were exercised or converted into shares. The effects of stock options, restricted stock and warrants outstanding during the year ended or as of each year are all anti-dilutive. As such, basic and diluted net loss per share are the same.

	As of September 30,
	2011	2010	2009	2008	2007
	(in thousands of U.S. dollars)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,858	$22,589	$30,678	$35,707	$14,197
Pledged deposits	5,726	9,425	31,115	4,449	4,595
Trade accounts receivable, net	88,261	86,198	83,292	82,740	63,151
Inventories, net	67,141	64,048	65,535	67,583	59,827
Property, plant and equipment, net	243,238	228,885	219,685	195,435	145,123
Lease prepayments, net	32,731	31,924	32,166	31,782	17,884
Total assets	475,242	457,336	472,084	424,047	307,229

Total current liabilities	302,600	265,510	266,270	193,466	150,926
Short-term bank loans	139,706	137,418	139,159	105,598	89,871
Long term liabilities	37,368	41,393	49,213	63,509	29,571
Total liabilities	339,968	306,903	315,483	256,975	180,497
Total shareholders’ equity	135,274	150,433	156,601	167,072	126,732

Total liabilities and shareholders’ equity	$475,242	$457,336	$472,084	$424,047	$307,229

			Year ended September 30,
	2011		2010		2009		2008		2007
	(in thousands of U.S. dollars, except percentages)
Other Consolidated Financial Data:
Gross margin (1)	12.0%		10.6%		12.7%		12.6%		17.6%
Operating (loss) / margin (2)	(6.5%	)	(12.9%	)	(3.3%	)	(0.2%	)	3.1%
Net (loss) / margin (3)	(11.2%	)	(15.3%	)	(6.6%	)	(3.2%	)	0.3%
Capital expenditures	$31,520		$23,239		$41,508		$51,228		$65,835
Depreciation and amortization	$18,628		$18,405		$12,832		$13,249		$8,912
Net cash provided by / (used in) operating activities	$35,318		$(6,207)		$38,391		$2,704		$2,986
Net cash used in investing activities	$31,046		$23,252		$41,638		$50,551		$65,895
Net cash (used in) / provided by financing activities	$(2,800)		$22,466		$(1,623)		$67,164		$55,244

(1)	Gross margin represents gross profit divided by revenues.
(2)	Operating (loss) / margin represents operating (loss) / income divided by revenues.
(3)	Net (loss) / margin represents net (loss) / income divided by revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

Although the business climate in China is recovering, the global economic environment remains weak. During the fiscal year ended September 30, 2011, we generated $218.9 million in net revenues, which is 1.9% higher than the $214.8 million in net revenues generated in the fiscal year ended September 30, 2010. The year-over-year increase in net revenues was generally due to an increase in our average selling price.

During fiscal year 2011, we continued to explore and capitalize on opportunities to generate additional sources of revenue through new product offerings. We have been primarily seeking to increase the market share of our cylindrical cells and high-power lithium battery cells for electric bicycles and other electric vehicles in China, while battery cell production for cell phones is expected to decrease proportionally while remaining the Company’s core business. During the past fiscal year, we developed specially-designed cylindrical cells that we subsequently shipped to power a set of pure electric vehicles built by Dongfeng-Yulon, a joint venture between Yulon Group, Taiwan’s largest automaker, and major Chinese automaker Dongfeng Group, and delivered to the public transportation authority of the city of Hangzhou, China. We also entered into a strategic cooperation program for electric vehicle development with HAITEC, a subsidiary of Yulon Group. In October 2011, we initiated shipments of cylindrical cells to HAITEC to power its pure electric vehicles under this program. We also launched our first single battery and first battery module in late September 2011. Both products have a capacity of 100Ah and are for use in electric vehicles. The single battery consists of one large battery cell and the battery module consists of a number of 18650-type cells. We signed high-power lithium battery supply contracts with XDS Shenzhen,Geoby, and Suzhou Noah for use in electric bicycles, whose market demand has been increasing. We also supplied high-power lithium battery cells and battery modules to domestic automakers such as Chery and Faw for use in their electric vehicles. We focused more on our polymer cells as well, as the market demand for this product has been increasing because of the increasing popularity of ultra-thin smartphones and tablet computers.

In addition, we continued to pursue opportunities to generate new sources of revenues and reduce costs of revenue. We continued to develop new products for use in high-end markets to increase our sales prices, and reduced manufacturing costs and purchase costs of raw materials.

In the near-term, we anticipate continuing operating challenges due to a number of trends facing our business, including in particular declining demand for replacement battery cells and increasing competition from foreign and domestic battery cell manufacturers in China. These challenges may impede our primary strategy to increase our revenues and gross margin through product diversification and manufacturing efficiencies. In response, we will continue to take cost-cutting actions, including employee reductions. To that end, in September 2011, we hired a new General Manager and a new Sales Vice President for our Shenzhen facility to report to our Chief Executive Officer so as to strengthen management capability and to improve sales productivity.

To help us finance and expand our operations, we had access to $242.4 million in short-term credit facilities and $31.3 million in long-term credit facilities as of September 30, 2011. As of September 30, 2011, the principal outstanding amounts included short-term bank loans of $139.7 million under credit facilities, long-term bank loans of $23.5 million maturing within one year and long-term bank loans of $15.0 million maturing in over one year, and bills payable of $50.2 million under credit facilities, leaving $59.5 million of short-term funds available under our credit facilities for additional cash needs. In July 2008, a $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we raised $36.6 million in gross proceeds from sales of common stock and issued common stock warrants exercisable for up to $21.6 million in additional gross proceeds. None of these warrants were exercised before their expiration. This shelf registration statement has expired.

We had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years as at September 30, 2011 and significant short-term debt obligations maturing in less than one year. These factors raise substantial doubts about our ability to continue as a going concern. Accordingly, we have continued to develop a strategic plan to continue to generate a positive cash flow from operating activities for the fiscal years ending September 30, 2012 and 2013. Under this plan, we will continue to increase our presence in the OEM market both domestically and internationally with more aggressive marketing strategies expand and secure our market base. We will also continue to implement reductions of both manufacturing costs and operating expenses to improve profit margins as well as reduce receivable turnover days through stronger credit controls.

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

Government Grant Income. Government grant income for the year ended September 30, 2011 mainly consisted of receipt of grants to fund certain lithium battery research projects and to subsidize the payment for land use rights of BAK Industrial Park. No present or future obligation arises from the receipt of such amount.

Finance Costs, Net. Finance costs consist primarily of interest income, interest on bank loans, net of capitalized interest, and bank charges.

Income Taxes. Under PRC income tax laws and regulations, before January 1, 2008, a FIE, such as each of our wholly-owned PRC subsidiaries, was generally subject to an enterprise income tax rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. However, from at least calendar year 2002 through calendar year 2007, an enterprise recognized as a “Manufacturing Enterprise Located in Special Economic Zone” under PRC tax laws was entitled to a preferential income tax rate of 15%. Moreover, a foreign-invested manufacturing enterprise, starting from its first profitable calendar year after offset of accumulated tax losses, was entitled to a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate, also referred to herein as the “tax holiday.” An enterprise qualified for such treatment may receive a further tax rate reduction related to the size of qualified capital contributions received. In addition, from at least calendar year 2002 through calendar year 2007, an enterprise qualified as an “advanced technology enterprise” under PRC tax law also was entitled to a 50% reduction of income taxes.

On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. The EIT Law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic enterprises and FIEs. According to the EIT Law, the applicable income tax rate for Shenzhen BAK, BAK Electronics and BAK Tianjin will be 25% after their preferential tax holidays and the transition period have ended. During the transition period, tax rates for subject entities was 18% and 20% for the calendar years 2008 and 2009, respectively, and is expected to be 22% and 24% for the calendar years 2010 and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

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

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006. In addition, due to additional capital contributed by BAK International to Shenzhen BAK in both 2005 and 2006 and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007 and 2008, Shenzhen BAK was granted a preferential income tax rate of 7.5%, 11.8% and 12.6% for calendar years 2007, 2008 and 2009, respectively. In accordance with the transition period of the EIT Law and before considering the above-mentioned tax concessions, Shenzhen BAK’s income tax rate for calendar years 2010 and 2011 are 22% and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, Shenzhen BAK’s income tax rates after consideration of its tax concessions are 15% for both calendar years 2010 and 2011and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

For BAK Electronics, established in August 2005, the same tax holiday was in effect for calendar years 2006 and 2007, making BAK Electronics fully exempt from any enterprise income tax. Following the tax holiday, a three-year 50% reduction in BAK Electronics’ enterprise income tax rate commenced. Pursuant to the transition period of the EIT Law, BAK Electronics’ income tax rates for calendar years 2010 and 2011 were 22% and 24%, respectively, and starting in calendar year 2012 it was expected to be subject to an income tax rate of 25%. Taking the 50% reduction into account, BAK Electronics’ income tax rates are now 11% and 24% for calendar years 2010 and 2011, respectively, with no change in its expected 2012 tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the calendar year 2011 due to the current tax losses carried forward from calendar year 2009 and 2010.

Shenzhen BAK and BAK Electronics did not receive any tax benefit to their tax holiday and preferential tax rate for the fiscal year ended September 30, 2011.

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

Our effective tax expense rate was 5.6% for the fiscal year ended September 30, 2011 and the effective tax benefit rate was 9.1% and 8.2% for the fiscal years ended September 30, 2010 and 2009, respectively.

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

		Fiscal year ended September 30,
	2011			2010			2009
		% of Net			% of Net			% of Net
	Amount	Revenues		Amount	Revenues		Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Statement of operations data:
Net revenues	$218,953	100.0%		$214,803	100.0%		$211,144	100.0%
Cost of revenues	192,649	88.0%		192,140	89.4%		184,388	87.3%
Gross profit	26,304	12.0%		22,663	10.6%		26,756	12.7%
Operating expenses:
Research and development expenses	7,287	3.3%		7,398	3.4%		5,644	2.7%
Sales and marketing expenses	8,542	3.9%		8,857	4.1%		6,176	2.9%
General and administrative expenses	18,130	8.3%		27,137	12.6%		21,989	10.4%
Impairment charge	6,517	3.0%		7,038	3.3%		-	-
Total operating expenses	40,476	18.5%		50,430	23.5%		33,809	16.0%
Operating loss	(14,172)	(6.5%	)	(27,767)	(12.9%	)	(7,053)	(3.3%	)
Finance costs, Net	10,829	4.9%		9,006	4.2%		9,356	4.4%
Other (income) / expenses	(312)	(0.1%	)	77	-		(528)	(0.3%	)
Government grant income	1,454	0.7%		714	0.3%		636	0.3%
Income tax expense / (benefits)	1,302	0.6%		(3,354)	(1.6%	)	(1,253)	(0.6%	)
Net loss	$(24,537)	(11.2%	)	$(32,782)	(15.3%	)	$(13,992)	(6.6%	)

Comparison of Fiscal Years Ended September 30, 2011 and September 30, 2010

Net Revenues. Net revenues were $218.9 million for the fiscal year ended September 30, 2011 as compared to $214.8 million for the prior year, an increase of $4.1 million, or 1.9% .

The following table sets forth the breakdown of our net revenues by battery cell type.

	Year ended September 30,
	2011	2010
	(in thousands of U.S. dollars)
Prismatic cells
Aluminum-case cells	$94,380	$112,583
Battery packs	55,131	46,400
Steel-case cells	-	689
Cylindrical cells	53,162	43,172
Lithium polymer cells	10,167	10,116
High-power lithium battery cells	$6,113	$1,843

Total	$218,953	$214,803

Net revenues from sales of aluminum-case cells decreased to $94.4 million in the year ended September 30, 2011, from $112.6 million in fiscal year 2010, a decrease of $18.2 million, or 16.2%, resulting from a significant decrease of sales volume of 25.0% as a result of the introduction of built-in high capacity polymer batteries being adopted by domestic OEM customers, offset by an increase in our average price of 11.8% .

Net revenues from sales of battery packs increased to $55.1 million in the year ended September 30, 2011, from $46.4 million in fiscal year 2010, an increase of $8.7 million, or 18.8% . This resulted from an increase in sales volume of 7.6% from increased export and domestic market (PRC) sales to new customers as some of our smaller competitors left the market and a 10.5% increase in average selling price.

Net revenues from sales of cylindrical cells increased to $53.2 million in the year ended September 30, 2011, from $43.2 million in fiscal year 2010, an increase of $10.0 million, or 23.1% .This resulted from an increase in sales volume of 27.8% due to increased domestic sales to new customers as some of our smaller competitors left the market.

We sold $10.2 million in lithium polymer cells for the year ended September 30, 2011, compared to $10.1 million in lithium polymer cells in fiscal year 2010, a slight increase of $51,000, or 0.5%, resulting from an increase of 8.0% in our average selling price, offset by a decrease of 7.0% in sales volume.

We also sold approximately $6.1 million in high-power lithium battery cells for the year ended September 30, 2011, as compared to $1.8 million in high-power lithium battery cells in fiscal year 2010, due to our increased sales of high-power battery cells used in electric bicycles, power tools, UPS, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues increased to $192.6 million for the year ended September 30, 2011, as compared to $192.1 million for fiscal year 2010, an increase of $509,000, or 0.3% . The slight increase in cost of revenues was due to a decrease in prismatic sales volume over the year ended September 30, 2011 and a significant write down of obsolete inventory over the year ended September 30, 2010.

Gross Profit. Gross profit for the year ended September 30, 2011 was $26.3 million, or 12.0% of net revenues, as compared to gross profit of $22.7 million, or 10.6% of net revenues, for fiscal year 2010. Our increase in gross profit as a percentage of net revenues was primarily due to a significant write down of obsolete inventory over the year ended September 30, 2010.

Research and Development Expenses. Research and development expenses decreased to $7.3 million for the year ended September 30, 2011, as compared to $7.4 million for fiscal year 2010, a decrease of $111,000, or 1.5% . This decrease was mainly due to a decrease in research funds by approximately $637,000 as a result of a decrease in R&D projects. Salaries and welfare related to R&D staffs increased $216,000 primarily due to increased basic salaries and benefits in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. The cost of certification fees also increased by $131,000, due to increased applications of certificate as requested from new customers.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $8.5 million for the year ended September 30, 2011 as compared to $8.9 million for fiscal year 2010, a decrease of $315,000, or 3.6%, primarily due to decreased prismatic cells packing expenses of $262,000 and repair and maintenance expenses of $192,000, resulting from the decrease in sales of prismatic cells. Salaries and welfare increased $174,000, primarily due to increased basic salaries and benefits in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. As a percentage of revenues, sales and marketing expenses have decreased to 3.9% for the year ended September 30, 2011, from 4.1% for fiscal year 2010, primarily due to the increase in revenues from the sales over the year ended September 30, 2011.

General and Administrative Expenses. General and administrative expenses decreased to $18.1 million, or 8.3% of revenues, for the year ended September 30, 2011 as compared to $27.1 million, or 12.6% of revenues, for fiscal year 2010, a decrease of $9.0 million, or 33.2% . The primary reason for the decrease was that provision for bad debt expenses decreased by $8.4 million over the year ended September 30, 2011 compared to the year ended September 30, 2010.

As described under “Item 3. Legal Proceedings — Make Good Settlements” we have entered into settlement agreements pursuant to which we have issued shares to certain shareholders that purchased shares in a January 20, 2005 private placement transaction in settlement of claims related to the private placement, including claims for liquidated damages. Pursuant to the settlement agreements, the claims of each shareholder are released as of the applicable “release date” which occurred on June 26, 2008, the date the resale registration statement we filed relating to resales by the settling shareholders of the shares issued pursuant to the settlement agreement was declared effective by the SEC. We expect such settlements may result in gains in one or more future periods in accordance with their waivers of claims to liquidated damages.

Property, Plant and Equipment Impairment Charge. Property, plant and equipment impairment charge decreased to $6.5 million for the year ended September 30, 2011 as compared to $7.0 million for fiscal year 2010, a decrease of $521,000, or 7.4% . During the course of our strategic review of our operations for the year ended September 30, 2011, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $6.5 million from an assessment that total net book value of assets group together was higher than its undiscounted cash flows from the identified cash-generating unit.

Operating Loss. As a result of the above, operating loss totaled $14.2 million for the year ended September 30, 2011, as compared to operating loss of $27.7 million for the prior fiscal year, a decrease of $13.5 million, or 49.0% . As a percentage of net revenues, operating loss was 6.5% for the year ended September 30, 2011, as compared to operating loss of 12.9% for the prior fiscal year.

Finance Costs, Net. Finance costs, net, increased to $10.8 million for the year ended September 30, 2011 as compared to $9.0 million for the prior year, an increase of $1.8 million, or 20.2% . We had $139.7 million in short-term bank loans maturing in less than one year, $23.5 million in long-term bank loans maturing within one year, and $15.0 million in other long-term bank loans maturing in more than one year, outstanding as of September 30, 2011, as compared to $137.4 million in short-term bank loans maturing in less than one year, $11.9 million in long-term bank loans maturing within one year, and $29.9 million in other long-term bank loans maturing in more than one year, outstanding as of September 30, 2010. The increase in net finance costs is mainly attributable to an increase in the average bank loan interest rates on both our short-term and long-term bank loans and in discounts charged for bills receivable recognized over the year ended September 30, 2011.

Government Grant Income. Government grant income was $1.4 million for the year ended September 30, 2011 as compared to $714,000 for fiscal year 2010. Government grant income for the year ended September 30, 2011 mainly consisted of government grant funds as follows: $1.2 million to fund certain lithium battery research projects and $234,000 represented amortization of government subsidies received in relation to the additional cost of the land use rights of BAK Industrial Park. No present or future obligation arises from the receipt of such government subsidies. Government grant income for the year ended September 30, 2010 mainly consisted of government grant funds as follows: $479,000 to fund certain lithium battery research projects and $235,000 represented amortization of government subsidies received in relation to the additional cost of the land use rights of BAK Industrial Park. No present or future obligation arises from the receipt of such government subsidies.

Income Tax Expense / (Benefit). Income tax expense was $1.3 million for the year ended September 30, 2011, as compared to income tax benefit of $3.4 million for fiscal year 2010. The change was the result of allowance of deferred tax assets during the year ended September 30, 2011.

Net Loss. As a result of the foregoing, we had a net loss of $24.5 million for the year ended September 30, 2011, compared to $32.8 million for the year ended September 30, 2010.

Comparison of Fiscal Years Ended September 30, 2010 and September 30, 2009

Net Revenues. Net revenues were $214.8 million for the fiscal year ended September 30, 2010 as compared to $211.1 million for the prior year, an increase of $3.6 million, or 1.7% .

The following table sets forth the breakdown of our net revenues by battery cell type.

	Year ended September 30,
	2010	2009
	(in thousands of U.S. dollars)
Prismatic cells
Aluminum-case cells	$112,583	$111,700
Battery packs	46,400	24,705
Steel-case cells	689	4,980
Cylindrical cells	43,172	55,349
Lithium polymer cells	10,116	14,230
High-power lithium battery cells	$1,843	$180

Total	$214,803	$211,144

Net revenues from sales of aluminum-case cells slightly increased to $112.6 million in the year ended September 30, 2010, from $111.7 million in fiscal year 2009, an increase of $882,000, or 0.8% . This resulted from an increase in sales volume of 16.7% driven by increased sales to the OEM market in the PRC, offset by a 13.7% decrease in average selling price as we sold slow-moving inventories at discount to improve our operating cash flow.

Net revenues from sales of battery packs increased to $46.4 million in the year ended September 30, 2010, from $24.7 million in fiscal year 2009, an increase of $21.7 million, or 87.8% . This resulted from an increase in sales volume of 114.9% from increased export and domestic market (PRC) sales to new customers as some of our smaller competitors left the market, offset by a 12.6% decrease in average selling price.

Net revenues from sales of cylindrical cells decreased to $43.2 million in the year ended September 30, 2010, from $55.3 million in fiscal year 2009, a decrease of $12.2 million, or 22.0%, due to a decrease in our average selling prices of 18.6% due to implementing a temporary pricing competition strategy to maintain and increase our market share in the OEM market, and a decrease in sales volume of 4.2% as result of fierce competition.

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

We sold $10.1 million in lithium polymer cells for the year ended September 30, 2010, compared to $14.3 million in lithium polymer cells in fiscal year 2009, a decrease of $4.1 million, or 28.9%, resulting from a 27.0% decrease in sales volume and a 2.6% decrease in average selling price as result of fierce competition.

We also sold approximately $1.8 million in high-power lithium battery cells for the year ended September 30, 2010, as compared to $180,000 in high-power lithium battery cells in fiscal year 2009, due to our sale of sample products used in electric buses, electric vehicles, electric bicycles, power tools, UPS, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues increased to $192.1 million for the year ended September 30, 2010, as compared to $184.4 million for fiscal year 2009, an increase of $7.8 million, or 4.2% . The increase in cost of revenues correlates to an increase in sales volume over the year ended September 30, 2010, and a significant write down of obsolete inventory.

Gross Profit. Gross profit for the year ended September 30, 2010 was $22.7 million, or 10.6% of net revenues, as compared to gross profit of $26.8 million, or 12.7% of net revenues, for fiscal year 2009. Our decrease in gross profit as a percentage of net revenues primarily was due to the decrease in average selling price of prismatic battery cells and cylindrical battery cells resulting in lower gross margin during the year ended September 30, 2010, because we adopted a temporary competitive pricing strategy for cylindrical battery cells to increase their market share in the OEM market and sold slow-moving inventories at discount to improve our operating cash flow.

Research and Development Expenses. Research and development expenses increased to $7.4 million for the year ended September 30, 2010, as compared to $5.6 million for fiscal year 2009, an increase of $1.7 million, or 31.1% . Salaries and welfare related to R&D staffs increased $1.4 million primarily due to increased basic salaries and benefits in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. The cost of research materials also increased by $398,000, due to increased research projects required to support the development of high-power lithium battery cells.

Sales and Marketing Expenses. Sales and marketing expenses increased to $8.9 million for the year ended September 30, 2010 as compared to $6.2 million for fiscal year 2009, an increase of $2.7 million, or 43.4%, primarily due to increased packing expenses of $148,000 and advertising expenses of $95,000, resulting from more intensive sales effort during the year ended September 30, 2010. Salaries and welfare increased $1.3 million primarily due to increased basic salaries and benefits in response to guidance issued to Shenzhen-based companies by relevant local government authorities during the three months ended June 30, 2010 and effective July 1, 2010. Equity-based compensation included in sales and marketing expenses increased by $275,000 due to compensation charges applied to the grant of stock options to employees in our sales department. As a percentage of revenues, sales and marketing expenses have increased to 4.1% for the year ended September 30, 2010, from 2.9% for fiscal year 2009, primarily due to the significant increase in revenues supported by marketing and sales.

General and Administrative Expenses. General and administrative expenses increased to $27.1 million, or 12.6% of revenues, for the year ended September 30, 2010 as compared to $22.0 million, or 10.4% of revenues, for fiscal year 2009, an increase of $5.1 million, or 23.4% . Bad debt expenses increased by $2.7 million due to the provision charged following an assessment of account collectability in the fourth quarter of 2010. Salaries and welfare increased $554,000 primarily due to increased basic salaries and benefits under guidance from the relevant local governments during the year ended September 30, 2010. We also recognized an exchange loss of $1.3 million for the year ended September 30, 2010, compared with exchange loss of $49,000 for the year ended September 30, 2009.

As described under “Item 3. Legal Proceedings — Make Good Settlements” we have entered into settlement agreements pursuant to which we have issued shares to certain shareholders that purchased shares in a January 20, 2005 private placement transaction in settlement of claims related to the private placement, including claims for liquidated damages. Pursuant to the settlement agreements, the claims of each shareholder are released as of the applicable “release date” which occurred on June 26, 2008, the date the resale registration statement we filed relating to resales by the settling shareholders of the shares issued pursuant to the settlement agreement was declared effective by the SEC. We expect such settlements may result in gains in one or more future periods in accordance with their waivers of claims to liquidated damages.

Property, Plant and Equipment Impairment Charge. Property, plant and equipment impairment charge totaled $7.0 million for the year ended September 30, 2010. During the course of our strategic review of our operations for the year ended September 30, 2010, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $7.0 million from an assessment that total net book value of assets group together was higher than its undiscounted cash flows from the identified cash-generating unit. There was no similar charge during the year ended September 30, 2009.

Operating Loss. As a result of the above, operating loss totaled $27.7 million for the year ended September 30, 2010, as compared to operating loss of $7.1 million for the prior fiscal year, an increase of $20.7 million, or 292.9% . As a percentage of net revenues, operating loss was 12.9% for the year ended September 30, 2010, as compared to operating loss of 3.3% for the prior fiscal year.

Finance Costs, Net. Finance costs, net, decreased to $9.0 million for the year ended September 30, 2010 as compared to $9.4 million for the prior year, a decrease of $350,000, or 3.7% . We had $137.4 million in short-term bank loans maturing in less than one year, $11.9 million in long-term bank loans maturing within one year, and $29.8 million in other long-term bank loans maturing in more than one year, outstanding as of September 30, 2010, as compared to $139.2 million in short-term bank loans maturing in less than one year, $16.1 million in long-term bank loans maturing within one year, and $39.5 million in other long-term bank loans maturing in more than one year, outstanding as of September 30, 2009. The decrease in net finance costs is mainly attributable to a decrease in debt outstanding and a decrease in the average bank loan interest rates on both our short-term and long-term bank loans.

Government Grant Income. Government grant income was $714,000 for the year ended September 30, 2010 as compared to $636,000 for fiscal year 2009. Government grant income for the year ended September 30, 2010 mainly consisted of government grant funds: $479,000 to fund certain lithium battery research projects and $235,000 represented amortization of government subsidies received in relation to the additional cost of the land use rights of BAK Industrial Park. No present or future obligation arises from the receipt of such government subsidies. Government grant income for the year ended September 30, 2009 mainly consisted of government grant funds of $402,000 to reward Shenzhen BAK for its contributions to the Shenzhen area’s economy and the amortization of deferred revenue of $234,000 in respect of the government subsidies received for the additional cost of land use rights for BAK Industrial Park. No present or future obligation arises from the receipt of such government subsidies.

Income Tax Benefit. Income tax benefit was $3.4 million for the year ended September 30, 2010, as compared to $1.3 million for fiscal year 2009. The change was the result of a deferred tax provision during the year ended September 30, 2010.

Net Loss. As a result of the foregoing, we had a net loss of $32.8 million for the year ended September 30, 2010, compared to $14.0 million for the year ended September 30, 2009.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of September 30, 2011, we had cash and cash equivalents of $24.9 million. In addition, we had pledged deposits amounting to $5.7 million. Typically, banks will require borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from three to twelve months which coincides with the periods the cash remains pledged to the banks. As of September 30, 2011, we had access to $242.4 million in short-term credit facilities and $31.3 million in long-term credit facilities.

As of September 30, 2011, the principal outstanding amounts included short-term bank loans of $139.7 million under credit facilities, long-term bank loans of $23.5 million maturing within one year and long-term bank loans of $15.0 million maturing in over one year, and bills payable of $50.2 million under credit facilities, leaving $59.5 million of short-term funds available under our credit facilities for additional cash needs. In July 2008, a $60.0 million shelf registration statement was declared effective by the SEC, pursuant to which we raised $36.6 million in gross proceeds from sales of common stock and issued common stock warrants exercisable for up to $21.6 million in additional gross proceeds. None of these warrants were exercised before their expiration. This shelf registration statement has expired.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year ended September 30,
	2011	2010	2009
	(In thousands of U.S. dollars)
Net cash provided by / (used in) operating activities	$35,318	$(6,207)	$38,391
Net cash used in investing activities	(31,045)	(23,252)	(41,639)
Net cash (used in) / provided by financing activities	(2,800)	22,465	(1,623)
Effect of exchange rate changes on cash and cash equivalents	797	(1,095)	(158)
Net increase / (decrease) in cash and cash equivalents	2,270	(8,089)	(5,029)
Cash and cash equivalents at the beginning of period	22,588	30,678	35,707
Cash and cash equivalents at the end of period	$24,858	$22,589	$30,678

Operating Activities

Net cash provided by operating activities was $35.3 million in the year ended September 30, 2011 compared with net cash used in operating activities of $6.2 million in fiscal year 2010. The increase of $41.5 million in operating activities was mainly attributable to the settlement of overdue accounts receivables and longer credit terms we obtained from our suppliers.

Net cash used in operating activities was $6.2 million in the year ended September 30, 2010 compared with net cash provided by operating activities of $38.4 million in fiscal year 2009. The decrease of $44.6 million in operating activities was mainly attributable to an increase in prepayments to our lithium cobalt dioxide suppliers. We purchased more lithium cobalt dioxide, the main raw material in our products, in anticipation of the higher future cost of lithium cobalt dioxide as of September 30, 2010, and in the expectation of increased sales in the coming months.

Investing Activities

Net cash used in investing activities increased to $31.0 million in the year ended September 30, 2011 from $23.3 million in fiscal year 2010. The net cash used in investing activities for the year ended September 30, 2011, was mainly used for procurement of machinery and equipment for our high-power lithium battery cell line and construction of our Research and Development Test Centre in Shenzhen.

Net cash used in investing activities decreased to $23.3 million in the year ended September 30, 2010 from $41.6 million in the fiscal year 2009. The net cash used in investing activities for the year ended September 30, 2010, was mainly used for procurement of machinery and equipment for our cylindrical cell production line and our prismatic cell production line and construction of the Research and Development Test Centre in Shenzhen.

Financing Activities

Net cash used in financing activities was $2.8 million in the year ended September 30, 2011 compared to net cash provided by $22.5 million in fiscal year 2010. This was mainly attributable to (i) net proceeds of $19.6 million from a registered direct offering of common stock and warrants to purchase common stock completed in October 2009, (ii) a $17.7 million decrease in cash deposits at banks as collateral in the year ended September 30, 2011, and (iii) an increased in borrowings, net of repayments, of $12.1 million in the year ended September 30, 2011.

Net cash provided by financing activities was $22.5 million in the year ended September 30, 2010 compared to $1.6 million used in financing activities in fiscal year 2009. This change was attributable to (i) net proceeds of $19.6 million from a registered direct offering of our common stock completed in October 2009, (ii) a $48.5 million increase in cash deposits at banks as collateral in the year ended September 30, 2010, and (iii) decreased borrowings, net of repayments, of $43.9 million in the year ended September 30, 2010.

As of September 30, 2011, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

			Amount
			Borrowed
			(includes
		Maximum	bank loans
		Amount	and bills
		Available	payable)
		(in thousands)
Short-term credit facilities:
Agricultural Bank of China		$70,485	$62,654
Shenzhen Development Bank		31,327	23,495
China CITIC Bank		16,446	6,265
Bank of China		70,485	65,894
China Everbright Bank		18,796	13,784
Bank of Communications		7,832	297
Shanghai Pudong Development Bank		4,700	-
Industrial Bank		9,789	7,832
Tianjin Branch, Bank of Dalian		12,531	6,523
Subtotal—Short-term credit facilities		$242,391	$186,744
Long-term credit facilities:
China Development Bank		23,495	14,975
Agricultural Bank of China, Shenzhen Branch		7,832	7,832
Subtotal—Long-term credit facilities		$31,327	$31,327
Lines of Credit:
Agricultural Bank of China			498
Tianjin Branch, Bank of China			799
Agricultural Bank of China, Tianjin Jinxin Branch			15,663
Tianjin Branch, Bank of Dalian			1,868
Subtotal—Lines of credit	$		$18,828
Total		$273,718	$228,379

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $139.7 million, long-term bank loans of $23.5 million maturing within one year and long-term bank loans of $15.0 million maturing in over one year, and bills payable of $50.2 million.

For the purpose of presentation, the effect of increases in bills payable balances is included in operating activities in the statements of cash flows.

During the fiscal year ended September 30, 2011, we repaid borrowings under loans totaling approximately $172.6 million, renewed six comprehensive credit facility agreements with aggregate maximum loan amounts of approximately $123.4 million, and entered into new short-term bank loan agreements totaling approximately $60.8 million. The material financing terms of these loans are described below.

On May 6, 2011, we renewed our comprehensive credit facility agreement with Shenzhen Branch, China Citic Bank, or China Citic Bank, to provide a maximum loan amount of RMB 105 million (approximately $16.4 million). Loans may be drawn at any time from May 6, 2011 to May 6, 2012 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of September 30, 2011, we had borrowed $6.3 million under a loan, currently carrying annual interest at 110% of the benchmark rate announced by the People’s Bank of China, or the PBOC, with a rate in line with the benchmark interest rate adjustment of the PBOC under this credit facility, and is due on June 3, 2012.

On May 3, 2011, we renewed our comprehensive credit facility agreement with Shenzhen Longgang Branch, Bank of China, or Bank of China, to provide a maximum loan amount of RMB 450 million (approximately $70.5 million). Loans may be drawn at any time from May 3, 2011 to May 3, 2012 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of September 30, 2011, we had four outstanding short-term loans under the comprehensive credit facility totaling $31.3 million. The first loan, of approximately $7.8 million, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on July 26, 2012. The second loan, of approximately $7.8 million, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on July 28, 2012. The third loan, of approximately $7.9 million, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on August 2, 2012, and $34.6 million of notes payable under this credit facility agreement. The fourth loan, of approximately $7.8 million, carried annual interest at 95% of the benchmark rate of the PBOC and was due on November 9, 2011.

On January 20, 2011, we renewed our comprehensive credit facility agreement with Shenzhen Development Bank, Longgang Branch, or Shenzhen Development Bank, to provide a maximum loan amount of RMB 200 million (approximately $31.3 million). Loans may be drawn at any time from January 26, 2011 to January 18, 2012 and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and also was secured by $23.5 million of inventory. As of September 30, 2011, we had three outstanding short-term loans under the comprehensive credit facility with Shenzhen Development Bank totaling approximately $23.5million. The first loan, dated January 25, 2011, was approximately $11.0 million, carried a floating interest rate equal to the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and was repayable on January 24, 2012. The second loan, dated January 30, 2011, was approximately $9.4 million, carried a floating interest rate equal to the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and was repayable on January 29, 2012. The second loan was repaid on September 27, 2011 and replaced with another loan for approximately $9.4 million under a loan agreement dated September 27, 2011, bearing annual interest at 107% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, repayable on July 18, 2012. The third loan, dated June 13, 2011, is approximately $3.1 million, carries annual interest at the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on June 16, 2012. The third loan was borrowed after a predecessor loan was repaid on August 2, 2010, not December 31, 2010 as had been reported in our Form 10-Q for the fiscal quarter ended December 31, 2010.

On December 26, 2010, we renewed our comprehensive credit facility agreement with Industrial Bank, Shenzhen Hi-tech District Branch, or Shenzhen Industrial Bank, to provide a maximum loan amount of RMB 62.6 million (approximately $9.8 million). Loans may be drawn at any time over the one-year period beginning December 26, 2010 and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li. As of September 30, 2011, we had borrowed approximately $7.8 million under the loan agreement, carrying annual interest rate at 6.391% and the due date is December 10, 2011.

On November 15, 2010, we renewed our comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch, or Agricultural Bank – Shenzhen Branch, to provide a maximum loan amount of RMB 450 million (approximately $70.5 million), including RMB 400 million (approximately $62.6 million) of one-year term credit facilities and RMB 50 million (approximately $7.7 million) of five-year term credit facilities. This comprehensive credit facility agreement renewed a predecessor credit facility agreement between Shenzhen BAK and Agricultural Bank –Shenzhen Branch dated November 26, 2009 and governs all loans that were subject to the predecessor agreement at the time of the renewal. New loans may be drawn under this credit facility from November 15, 2010 through November 10, 2011, with the term of the loan established at the time each new loan is drawn, except as to funds borrowed under a loan agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 23, 2006 and effective December 18, 2006, or the 2006 Loan Agreement, which may be drawn at any time within five years of December 18, 2006, and which will mature five years after such funds are drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans that are subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with Agricultural Bank – Shenzhen Branch relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to Agricultural Bank – Shenzhen Branch relative to its indebtedness to all financial institutions combined (referred to as the “Percentages Undertaking”). The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with Agricultural Bank –Shenzhen Branch or applicable financial institutions and the amount of foreign currencies deposited with Agricultural Bank – Shenzhen Branch or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of Agricultural Bank – Shenzhen Branch prior to the expiration of all loans under this credit facility (this undertaking and the Percentages Undertaking are collectively referred to as the “Undertakings”). The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li, BAK Tianjin, and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park. In the event that Shenzhen BAK breaches any of the Undertakings or any guaranteed party breaches any of its guaranty obligations, Agricultural Bank – Shenzhen Branch may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of all loan amounts governed by this credit facility.

As of September 30, 2011, we had six outstanding short-term loans under the comprehensive credit facility with Agricultural Bank – Shenzhen Branch, totaling approximately $62.6 million, carrying annual interest range from 5.0445% to 6.31%, adjusted quarterly. The first loan, of approximately $9.4 million, currently carries annual interest at the benchmark rate of the PBOC and is due on April 13, 2012. The second loan, of approximately $11.7 million, currently carries annual interest at the benchmark rate of the PBOC and is due on April 14, 2012. The third loan, of approximately $14.0 million, currently carries annual interest at the benchmark rate of the PBOC and is due on April 18, 2012. The fourth loan, of approximately $11.7 million, currently carries annual interest at 95% of the benchmark rate of the PBOC and is due on December 21, 2011. The fifth loan, of approximately $7.9 million, currently carries annual interest at the benchmark rate of the PBOC and is due on January 11, 2012. The sixth loan, of approximately $7.9 million, currently carries annual interest at the benchmark rate of the PBOC and is due on January 18, 2012. Each of the loan agreements specifically provides for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies.

On October 27, 2010, we renewed our comprehensive credit facility agreement with Tianjin Branch, Bank of Dalian, to provide a maximum loan amount of RMB 80 million (approximately $12.5 million), effective January 2011. Loans may be drawn at any time over the period from October 27, 2010 to January 26, 2012 and will be due based on each loan agreement. This credit facility agreement was guaranteed up to RMB 50 million by Shenzhen BAK Battery Co., Ltd. and Mr. Xiangqian Li. As of September 30, 2011, we had borrowed approximately $6.3 million under a loan agreement dated October 27, 2010, bearing annual interest of 6.116%, adjusted monthly, repayable on October 26, 2011, and $0.2 million notes payable under this credit facility agreement. In addition, we had also borrowed $1.9 million of short term loans separate from the credit facility.

During the first quarter of our fiscal year ended September 30, 2011, we renewed our guaranty contract with Shanghai Pudong Development Bank to provide guaranty for the loans drawn from November 30, 2010 to October 25, 2011. The maximum guaranty amount for all loans will be RMB 30 million (approximately $4.7 million). As of September 30, 2011, we had no borrowings under this guaranty.

As of September 30, 2011, we also had two five-year term loans totaling approximately $7.8 million under the Agricultural Bank – Shenzhen Branch comprehensive credit facility carrying interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan, of approximately $6.2 million, currently carries annual interest of 5.184% and is due on January 25, 2012. The second loan, of approximately $9.2 million, currently carries annual interest of 5.184% and is due in two installments of approximately $7.6 million on January 25, 2011, which we repaid on January 25, 2011, and approximately $1.6 million on January 25, 2012, respectively. These five-year term loans are specifically: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $29.0 million as of September 30, 2011; and (iii) secured by the property ownership and land use rights certificates with an aggregate net book value of $125.6 million as of September 30, 2011 in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used at the campus subsequent to such construction.

As of September 30, 2011, we had a comprehensive credit facility agreement with China Everbright Bank to provide a maximum amount of RMB 120 million (approximately $18.8 million) including RMB 40 million to support bank acceptance bills (instruments commonly used in China that are similar to letters of credit) and RMB 80 million to cover discounts on our notes receivable due to their assignment to certain banks, suppliers, vendors, and other creditors from November 8, 2010 to November 8, 2011. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li. As of September 30, 2011, we had borrowed $13.8 million of notes payable under this credit facility.

As of September 30, 2011, we had also borrowed $0.8 million of notes payable outside any credit facility from Bank of China, Tianjin Branch.

As of September 30, 2011, we had a comprehensive credit facility agreement, dated as of June 28, 2010, with Bank of Communications to provide a maximum loan amount of RMB 50 million (approximately $7.8 million). This credit facility agreement is guaranteed by BAK Tianjin and Mr. Xiangqian Li. Loans may be drawn at any time from June 28, 2010 to June 28, 2011. We had borrowed $0.3 million of notes payable under this credit facility from Bank of Communications.

As of September 30, 2011, we had a six-year long-term loan agreement expiring on February 9, 2016 of RMB 150 million (approximately $23.5 million) with Shenzhen Branch, China Development Bank, or China Development Bank. Under the loan agreement, the loan amount was to be drawn in four installments as follows: (1) RMB 50 million (approximately $7.8 million) in February 2010; (2) RMB 30 million (approximately $4.8 million) in July 2010; (3) RMB 30 million (approximately $4.7 million) in January 2011; and (4) RMB 40 million (approximately $6.2 million) in June 2011. The loan principal is to be repaid in seven installments according to the following schedule: (1) RMB 10 million (approximately $1.6 million) on November 21, 2012; (2) RMB 20 million (approximately $3.1 million) on May 21, 2013; (3) RMB 20 million (approximately $3.1 million) on November 21, 2013; (4) RMB 20 million (approximately $3.1 million) on May 21, 2014; (5) RMB 25 million (approximately $3.9 million) on November 21, 2014; (6) RMB 25 million (approximately $3.9 million) on May 21, 2015; and (7) RMB 30 million (approximately $4.7 million) on February 9, 2016. The interest rate was originally agreed to be 5.90% for the first installment and the then-published base rate for 6-year loans published by the PBOC for subsequent installments. Interest is to be calculated and settled every March 20, June 20, September 20, and December 20 each year, and payable the following business day. Pursuant to a Supplemental Agreement dated June 13, 2011, all loans under the agreement carry interest at 105% of the PBOC benchmark rate. The loan proceeds must be used for the construction of our Research & Development Test Centre in Shenzhen. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. According to the property ownership and land use rights certificate that we obtained in relation to this facility, the certificate may not be pledged without the approval of the relevant government office. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. For further discussion regarding the status of property ownership rights relating to this facility, please see “–Capital Expenditures.” The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li. In consultation with China Development Bank, as of September 30, 2011, we have borrowed approximately $14.9 million in two loans under this agreement based on our updated evaluation of the expected construction costs of our Research & Development Test Centre. As of September 30, 2011, we had borrowed approximately RMB 95.6 million (or approximately $14.9 million) under this loan. China Development Bank has not charged any interest or penalties relating to the portion of the loan that we have not drawn. The loans currently carry annual interest at 7.4025% . The loan proceeds are repayable in accordance with the repayment schedule described above.

As of September 30, 2011, we had a four-year, long-term loan agreement expiring May 26, 2012 of RMB 100 million (approximately $15.6 million) with Agricultural Bank of China, Tianjin Branch, or Agricultural Bank – Tianjin Branch. This loan agreement is secured by the machinery and equipment purchased for the automated high-power lithium battery cells production line at our Tianjin facility with carrying values of approximately $1.9 million as of September 30, 2011. As of September 30, 2011, we had borrowed $15.6 million under this loan agreement, payable in two installments: (i) RMB 50 million (approximately $7.8 million) on December 26, 2011; and (ii) RMB 50 million (approximately $7.8 million) on May 26, 2012.

We had negative working capital of $105.4 million as of September 30, 2011, as compared to negative working capital of $70.8 million as of September 30, 2010, an increase in negative working capital of $34.6 million. Current assets as of September 30, 2011 were $197.3 million compared with $194.6 million as of September 30, 2010, an increase of $2.7 million. Current liabilities as of September 30, 2011 were $302.6 million compared with $265.5 million as of September 30, 2010, an increase of $37.1 million. We had short-term bank loans maturing in less than one year of $139.7 million and long-term bank loans maturing within one year of $23.5 million as of September 30, 2011, or a total of $163.2 million of loans maturing within one year, as compared to a total of $149.3 million of such loans as of September 30, 2010, an increase of $13.9 million. We had long-term bank loans maturing in over one year of $15.0 million as of September 30, 2011, as compared to $29.9 million of such loans as of September 30, 2010, a decrease of $14.9 million.

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

Capital Expenditures

We made capital expenditures of $31.5 million, $23.2 million and $41.5 million in fiscal years 2011, 2010 and 2009, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construct our Research and Development Test Centre in Shenzhen, China. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Year ended September 30,
	2011	2010	2009
	(In thousands of U.S. dollars)
Construction costs	$13,391	$13,154	$869
Lease prepayment	-	-	1,077
Purchase of equipment	18,129	10,085	39,561
Total capital expenditure	$31,520	$23,239	$41,507

We estimate that our total capital expenditures in fiscal year 2012 will reach approximately $20.0 million, to purchase manufacturing equipment for the expansion of our production lines and for the construction of our Research and Development Test Centre at our Shenzhen facility.

As of September 30, 2011, the Company has substantially completed manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls, and administrative offices comprising 284,160 square meters at the following locations:

Shenzhen	218,178 square meters;
Tianjin	65,982 square meters.

Land use rights certificates have been obtained on the above properties and application for ownership certificates are in process with the relevant governmental authorities in China.

For details on significant construction completed, see “Item 2. Properties,” in the accompanying notes to the consolidated financial statements.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2011:

	Payment Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
	Total	Year	Years	Years	Years
	(In thousands of U.S. dollars)
Short-term bank loans	$139,706	$139,706	$-	$-	$-
Bills payable	50,202	50,202	-	-	-
Long-term bank loans	38,470	23,495	-	14,975	-
Capital commitments	11,359	11,359	-	-	-
Future interest payment on short-term bank loans	4,065	4,065	-	-	-
Future interest payment on long-term bank loans	5,342	1,681	2,138	1,523	-
Total	$249,144	$230,508	$2,138	$16,498	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2011.

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

Transactions described above require accounting treatment under Topic 460 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”..Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of September 30, 2011. As of September 30, 2011, we provided guarantees for the non-related parties, Shenzhen Tongli Hi-tech Co. Ltd., Shanghai Global Children Products Co. Ltd., Shenzhen Yasu Technology Co. Ltd. and Tianjin Bike New Energy Research Institute. The maximum amount of our exposure for these guarantees was $21.1 million and $40.2 million at September 30, 2011 and September 30, 2010, respectively.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended September 30, 2011.

Please refer to “— Liquidity and Capital Resources — Financing Activities” for a discussion of our credit facilities and loan agreements.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at September 30, 2011, would decrease net income before provision for income taxes by approximately $1.8 million or 7.7% for the fiscal year ended September 30, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 97.3% of our revenues and 99.9% of our costs and expenses for the year ended September 30, 2011 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.8% of our assets excluding cash were denominated in RMB as of September 30, 2011. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $9.7 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2011. As of September 30, 2011, our accumulated other comprehensive income was $35.8 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of September 30, 2011 and September 30, 2010, the carrying amount of property, plant and equipment, net was $243.2 million and $228.9 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

We have recognized impairment charges of $6.5 million and $7.0 million for the long-lived assets for the fiscal year ended September 30, 2011 and 2010, respectively.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2011 and September 30, 2010, we had not charged off any balances as we had yet to exhaust all means of collection.

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

Pursuant to ASC Topic 718, we have recognized compensation costs of $1.6 million in relation to stock-based awards to our employees and non-employee directors for the year ended September 30, 2011, as an increase in both the operating costs and shareholder’s equity.

Changes in Accounting Standards

Please refer to note 1 to our consolidated financial statements, “Principal Activities, Basis of Presentation and Organization – Recently Issued Accounting Standards,” for a discussion of relevant pronouncements.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2011	2010	2009
Balance sheet items as of September 30	6.3843	6.6912	6.8263
Amounts included in the statement of income and comprehensive income / (loss), statement of changes in stockholders’ equity and statement of cash flows for the years ended September 30	6.5256	6.8120	6.8340

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is discussed in “Item 7. Management’s Discussion and Analysis of Results of Operations — Interest Rate Risk” and “—Foreign Exchange Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

The full text of our audited consolidated financial statements begins on page F-1 of this report.

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

	Sep 30	June 30	Mar 31	Dec 31	Sep 30	June 30	Mar 31	Dec 31
	2011	2011	2011	2010	2010	2010	2010	2009
	(in thousands of U.S. dollars, except percentage) / Unaudited
Net revenues	$61,582	$47,130	$46,711	$63,530	$55,594	$58,557	$50,423	$50,228
Cost of revenues	$53,316	$43,537	$42,262	$53,534	$50,286	$59,764	$41,421	$40,668
Gross profit / (loss)	$8,266	$3,593	$4,449	$9,996	$5,308	$(1,207)	$9,002	$9,560
Gross profit ratio	13.4%	7.6%	9.5%	15.7%	9.5%	(2.1% )	17.9%	19.0%
Research and development expenses	$1,871	$1,839	$1,933	$1,645	$1,875	$2,130	$1,625	$1,768
Sales and marketing expenses	$2,027	$2,042	$2,199	$2,273	$2,536	$2,587	$1,705	$2,028
Property, plant and equipment impairment charges	$6,517	$-	$-	$-	$1,980	$5,058	$-	$-
General and administrative expenses	$3,060	$5,042	$2,150	$7,879	$6,252	$7,429	$4,819	$8,637
Operating (loss) / income	$(5,209)	$(5,330)	$(1,833)	$(1,801)	$(7,335)	$(18,411)	$853	$(2,873)
Finance costs, net	$(2,766)	$(2,711)	$(2,512)	$(2,840)	$2,640	$2,022	$2,190	$2,153
Other expenses / (income, including government grant income)	$42	$796	$80	$848	$175	$166	$(66)	$362
(Loss) / income before income taxes	$(7,933)	$(7,245)	$(4,265)	$(3,793)	$(9,800)	$(20,267)	$(1,403)	$(4,664)
Income tax (expense) / benefit	$(1,618)	$-	$182	$134	$1,224	$2,004	$(1,146)	$1,272
Net loss	$(9,511)	$(7,245)	$(4,083)	$(3,659)	$(8,576)	$(18,263)	$(2,549)	$(3,392)
Other comprehensive loss
- Foreign currency translation adjustment	$2,393	$2,123	$1,228	$2,050	$2,192	$1,297	$(164)	$(108)
Comprehensive loss	$(7,158)	$(5,122)	$(2,855)	$(1,609)	$(6,384)	$(16,966)	$(2,713)	$(3,500)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, we determined that, as of September 30, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, PKF, has issued an audit report on our internal control over financial reporting. Their audit report is set forth under Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in our Proxy Statement relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Proxy Statement relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

FINANCIAL STATEMENTS

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
SEPTEMBER 30, 2011, 2010 AND 2009

CHINA BAK BATTERY, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
Pages
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of September 30, 2011 and 2010	F-3 -- F-4
Consolidated Statements of Operations and Comprehensive Loss for the years ended September 30, 2011, 2010 and 2009	F-5
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2011, 2010 and 2009	F-6
Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009	F-7-- F-8
Notes to the Consolidated Financial Statements	F-9 -- F-51

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
China BAK Battery, Inc.:

We have audited the accompanying consolidated balance sheets of China BAK Battery, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2011. We have also audited the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatement due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2011 . These factors raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also discussed in note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PKF
PKF
Certified Public Accountants
Hong Kong, China
December 14, 2011

China BAK Battery, Inc. and subsidiaries
Consolidated balance sheets
As of September 30, 2010 and 2011

(In US$)
	Note		2010	2011

Assets
Current assets
Cash and cash equivalents			$22,588,635	$24,858,239
Pledged deposits	3		9,425,838	5,725,587
Trade accounts receivable, net	4		86,198,239	88,261,267
Inventories, net	5		64,048,366	67,140,968
Prepayments and other receivables	6		5,513,221	5,242,418
Deferred tax assets, net	7	(b)	6,887,723	6,000,450

Total current assets			194,662,022	197,228,929

Property, plant and equipment, net	8, 23		228,884,576	243,238,114
Lease prepayments, net	9		31,924,396	32,730,707
Intangible assets, net	10		184,367	295,136
Deferred tax assets, net	7	(b)	1,680,348	1,749,045

Total assets			$457,335,709	$475,241,931

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries Consolidated balance sheets As of September 30, 2010 and 2011 (continued) (In US$)
	Note		2010	2011

Liabilities
Current liabilities
Short-term bank loans	11		$137,418,187	$139,706,153
Current maturities of long-term bank loans	12		11,956,002	23,495,136
Accounts and bills payable			93,724,448	118,423,415
Accrued expenses and other payables	13		22,411,066	20,975,742

Total current liabilities			265,509,703	302,600,446

Long-term bank loans, less current maturities	12		29,890,004	14,975,142
Other long-term loan	14		-	2,457,309
Deferred revenue	15		7,352,941	7,455,790
Other long-term payables	16		3,431,373	11,731,738
Deferred tax liabilities	7	(b)	718,912	747,666

Total liabilities			306,902,933	339,968,091

Commitments and contingencies	23

Shareholders’ equity
Ordinary shares US$ 0.001 par value; 100,000,000 authorized; 63,612,526 and 63,816,276 issued and outstanding as of September 30, 2010 and 2011 respectively			63,613	63,817
Donated shares			14,101,689	14,101,689
Additional paid-in capital			124,551,522	126,135,472
Statutory reserves			7,314,565	7,645,303
Accumulated deficit			(19,542,138)	(44,410,240)
Accumulated other comprehensive income			28,010,135	35,804,409
			154,499,386	139,340,450
Less: Treasury shares			(4,066,610)	(4,066,610)

Total shareholders’ equity			150,432,776	135,273,840

Total liabilities and shareholders’ equity			$457,335,709	$475,241,931

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of operations and comprehensive loss
For the years ended September 30, 2009, 2010 and 2011

 (In US$)

	Note		2009	2010	2011

Net revenues	25		$211,143,971	$214,802,914	$218,952,724
Cost of revenues	8, 20		(184,387,559)	(192,139,516)	(192,648,690)
Gross profit			26,756,412	22,663,398	26,304,034
Operating expenses:
Research and development expenses	8, 20		(5,643,369)	(7,398,171)	(7,287,214)
Sales and marketing expenses	8, 20		(6,176,294)	(8,856,674)	(8,541,782)
General and administrative expenses	8, 20		(21,989,400)	(27,137,264)	(18,130,183)
Impairment charge	8		-	(7,038,486)	(6,517,344)
Total operating expenses			(33,809,063)	(50,430,595)	(40,476,523)
Operating loss			(7,052,651)	(27,767,197)	(14,172,489)
Finance costs, net	19		(9,355,983)	(9,005,984)	(10,828,983)
Government grant income			636,468	713,858	1,453,727
Other income / (expense)			528,091	(77,409)	312,501
Loss before income taxes			(15,244,075)	(36,136,732)	(23,235,244)
Income taxes benefits / (expense)	7	(a)	1,252,582	3,353,849	(1,302,120)
Net loss			$(13,991,493)	$(32,782,883)	$(24,537,364)
Other comprehensive (loss) / income
- Foreign currency translation adjustment			(354,867)	3,218,847	7,794,274
Comprehensive loss			$(14,346,360)	$(29,564,036)	$(16,743,090)

Net loss per share:	18
- Basic			$(0.25)	$(0.53)	$(0.39)
- Diluted			$(0.25)	$(0.53)	$(0.39)
Weighted average number of ordinary shares:	18
- Basic			56,964,129	62,438,155	62,945,047
- Diluted			56,964,129	62,438,155	62,945,047

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of shareholders’ equity
For the years ended September 30, 2009, 2010 and 2011

(In US$)

								Accumulated			Total
	Ordinary shares						Retained earnings /	other	Treasury shares		share-
		Number of		Donated	Additional	Statutory	(Accumulated	comprehensive	Number		holders’
	Note	shares	Amount	shares	paid-in	reserves	deficit)	income	of shares	Amount	equity
					capital
Balance as of September 30, 2008		57,676,481	$57,677	$14,101,689	$97,286,286	$6,917,943	$27,628,860	$25,146,155	(721,030)	$(4,066,610)	$167, 072,000
Net loss		—	—	—	—	—	(13,991,493)	—	—	—	(13,991,493)
Share-based compensation for employee stock option awards	21	—	—	—	3,724,901	—	—	—	—	—	3,724,901
Exercise of stock options awards	21	46,000	46	—	150,283	—	—	—	—	—	150,329
Issuance of common stock to non-employee directors	21	15,000	15	—	(15)	—	—	—	—	—	—
Appropriation to statutory reserves		—	—	—	—	309,252	(309,252)	—	—	—	—
Foreign currency translation adjustment		—	—	—	—	—	—	(354,867)	—	—	(354,867)
Balance as of September 30, 2009		57,737,481	$57,738	$14,101,689	$101,161,455	$7,227,195	$13,328,115	$24,791,288	(721,030)	$(4,066,610)	$156,600,870
Net loss		—	—	—	—	—	(32,782,883)	—	—	—	(32,782,883)
Share-based compensation for employee stock option awards	21	—	—	—	3,779,861	—	—	—	—	—	3,779,861
Exercise of stock options awards	21	70,045	70	-	226,527	—	—	—	—	—	226,597
Issuance of common stock to non-employee directors	21	15,000	15	—	(15)	—	—	—	—	—	—
Issuance of new common stock		5,790,000	5,790	—	19,383,694	—	—	—	—	—	19,389,484
Appropriation to statutory reserves		—	—	—	—	87,370	(87,370)	—	—	—	—
Foreign currency translation adjustment		—	—	—	—	—	—	3,218,847	—	—	3,218,847
Balance as of September 30, 2010		63,612,526	$63,613	$14,101,689	$124,551,522	$7,314,565	$(19,542,138)	$28,010,135	(721,030)	$(4,066,610)	$150,432,776
Net loss		—	—	—	—	—	(24,537,364)	—	—	—	(24,537,364)
Share-based compensation for employee stock option awards	21	—	—	—	1,584,154	—	—	—	—	—	1,584,154
Issuance of common stock to employees	21	200,000	200	—	(200)	—	—	—	—	—	—
Issuance of common stock to non-employee directors	21	3,750	4	—	(4)	—	—	—	—	—	—
Appropriation to statutory reserves		—	—	—	—	330,738	(330,738)	—	—	—	—
Foreign currency translation adjustment		—	—	—	—	—	—	7,794,274	—	—	7,794,274
Balance as of September 30, 2011		63,816,276	$63,817	$14,101,689	$126,135,472	$7,645,303	$(44,410,240)	$35,804,409	(721,030)	$(4,066,610)	$135,273,840

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2009, 2010 and 2011

(In US$)

	2009	2010	2011
Cash flow from operating activities
Net loss	$(13,991,493)	$(32,782,883)	$(24,537,364)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	12,831,899	18,405,220	18,628,181
Provision for doubtful debts	7,724,963	10,441,329	1,910,521
Provision for / (recovery of provision for) obsolete inventories	928,915	4,718,878	(1,807,330)
Share-based compensation	3,724,901	3,779,861	1,584,154
Impairment charge	-	7,038,486	6,517,344
Loss / (gain) on disposal of property, plant and equipment	6,534	-	(471,444)
Deferred income taxes	(2,024,214)	(4,042,898)	1,302,120
Deferred revenue	(234,124)	(234,880)	(244,181)
Exchange (gain) / loss	(48,541)	1,327,757	1,353,907

Changes in operating assets and liabilities:
Trade accounts receivable	(8,375,251)	(11,067,143)	(157,072)
Inventories	1,043,668	(1,933,678)	2,088,744
Prepayments and other receivables	383,283	(1,389,859)	472,866
Accounts and bills payable	36,331,394	(1,105,063)	20,032,670
Accrued expenses and other payables	89,892	637,114	8,645,183

Net cash provided by / (used in) operating activities	38,391,826	(6,207,759)	35,318,299

Cash flow from investing activities

Purchases of property, plant and equipment	(40,431,374)	(23,238,506)	(31,520,735)
Payment of lease prepayment	(1,077,342)	-	-
Proceeds from disposal of property, plant and equipment	10,716	-	656,483
Purchases of intangible assets	(140,672)	(13,922)	(181,307)

Net cash used in investing activities	$(41,638,672)	$(23,252,428)	$(31,045,559)

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2009, 2010 and 2011 (continued)

(In US$)

	2009	2010	2011
Cash flow from financing activities
Proceeds from borrowings	$176,316,019	$193,152,786	$165,711,672
Repayment of borrowings	(151,448,641)	(212,179,677)	(172,641,752)
(Increase) / decrease in pledged deposits	(26,640,989)	21,876,480	4,129,734
Proceeds from issuance of capital stock, net	150,329	19,616,081	-
Net cash provided by / (used in) financing activities	(1,623,282)	22,465,670	(2,800,346)
Effect of exchange rate changes on cash and cash equivalents	(158,354)	(1,095,200)	797,210
Net (decrease) / increase in cash and cash equivalents	(5,028,482)	(8,089,717)	2,269,604
Cash and cash equivalents at the beginning of year	35,706,834	30,678,352	22,588,635
Cash and cash equivalents at the end of year	$30,678,352	$22,588,635	$24,858,239
Supplemental disclosure of cash flow information:
Cash received during the year for:
Bills receivable discounted to banks	$27,147,571	$25,925,312	$20,308,970
Cash paid during the year for:
Income taxes	$625,817	$843,781	$131,565
Interest, net of amounts capitalized	$9,046,153	$8,969,570	$9,925,884

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011

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

Basis of Presentation and Organization

As of September 30, 2011, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008, and viii) Tianjin Meicai New Materials Technology Co., Ltd. (“Tianjin Meicai”), a wholly owned limited liability company established on February 22, 2011 in the PRC. As of September 30, 2011, BAK International beneficially owned 100% of BAK India partly through a nominee agreement with one of its employees.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

Basis of Presentation and Organization (continued)

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of US$99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International was required to contribute US$20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. An extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately US$20,000,000 capital to BAK Tianjin. The remaining US$79,990,000 was originally required to be fully contributed no later than December 11, 2008 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2009. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 2012. In August 2011, BAK International contributed approximately US$21,000,000 capital to BAK Tianjin and as of September 30, 2011, the total contribution from BAK International was US$50,000,000. BAK Tianjin is principally engaged in the manufacture of larger lithium ion batteries for use in cordless power tools and various types of vehicles.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

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
For the years ended September 30, 2009, 2010 and 2011 (continued)

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

Basis of Presentation and Organization (continued)

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of September 30, 2011 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

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

The Company has a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2011. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has continued to develop a strategic plan to generate a positive cash flow from operating activities for the fiscal year ending September 30, 2012 and 2013 (the “FY2012&2013 Turnaround Plan”). Under the FY2012&2013 Turnaround Plan, the Company will continue to increase the presence in OEM market both domestically and internationally with more aggressive marketing strategies to expand market share while securing the existing customer base. The Company will also continue implementing cost reductions on both manufacturing costs and operating expenses to improve profit margins as well as reduce receivable turnover days through stronger credit controls.

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to the Company’s ability to continue as a going concern.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

2	Summary of Significant Accounting Policies and Practices

(a)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

(b)	Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of September 30, 2010 and 2011, there were no cash equivalents.

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

Outstanding accounts balances are reviewed individually for collectability. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection. The Company does not have any off-balance-sheet credit exposure to its customers, except for outstanding bills receivable discounted with banks (see note 23) that are subject to recourse for non-payment.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

(e)	Property, Plant and Equipment

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

The cost and accumulated depreciation of property, plant and equipment sold are removed from the consolidated balance sheets and resulting gains or losses are recognized in the consolidated statements of operations and comprehensive loss.

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

A long-lived asset to be disposed of by abandonment continues to be classified as held for use until it is disposed of.

(f)	Lease Prepayments

Lease prepayments represent the cost of land use rights in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years.

(g)	Foreign Currency Transactions and Translation

The reporting currency of the Company is the United States dollar (“US dollar”). Transactions denominated in currencies other than US dollar are translated into US dollar at the average rates for the period. Monetary assets and liabilities denominated in currencies other than US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in other (expenses) / income in the statement of operations and comprehensive loss.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

(g)	Foreign Currency Transactions and Translation (continued)

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

September 30, 2011
Balance sheet	RMB 6.3843 to US$1.00
Statement of operations and comprehensive loss	RMB 6.5256 to US$1.00

September 30, 2010
Balance sheet	RMB 6.6912 to US$1.00
Statement of operations and comprehensive loss	RMB 6.8120 to US$1.00

September 30, 2009
Balance sheet	RMB 6.8263 to US$1.00
Statement of operations and comprehensive loss	RMB 6.8340 to US$1.00

(h)	Intangible Assets

Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives. The respective amortization periods for the intangible assets are as follows:

Trademarks	10 years
Technology	7 years
Software	3 - 5 years

(i)	Impairment of Long-lived Assets

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

(j)	Revenue Recognition

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

(k)	Cost of Revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventories to lower of cost and market is also recorded in cost of revenues.

(l)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive loss in the period that includes the enactment date.

(m)	Research and Development and Advertising Expenses

Research and development and advertising expenses are expensed as incurred. Research and development expenses consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development. Advertising expenses, included in sales and marketing expenses, amounted to US$32,205, US$127,672 and US$33,482 for the years ended September 30, 2009, 2010 and 2011 respectively.

(n)	Bills Payable

Bills payable represent bills issued by financial institutions to the Company’s vendors. The Company’s vendors receive payments from the financial institutions directly upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

(o)	Government Grants

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

Government grants of US$614,107 were offset against the finance costs for the year ended September 30, 2009. No government grants were offset against the finance costs for the years ended September 30, 2010 and 2011. Government grants recorded as deferred revenue (Note 13 (b)) amounted to US$687,470 and US$720,518 as of September 30, 2010 and 2011, respectively.

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

During the year ended September 30, 2011, the Company recorded government grant income of US$1,453,727. US$1,209,546 of the grant was received to reward the Company’s research on the special lithium battery projects of China and US$244,181 represented amortization of government subsidies received in relation to the additional cost of land use rights of BAK Industrial Park (Note 15).

(p)	Share-based Compensation

The Company adopted the provisions of ASC Topic 718 which requires the Company to measure and recognize compensation expenses for an award of equity instrument based on the grant-date fair value. The cost is recognized over the vesting period (or the requisite service period). ASC Topic 718 also requires the Company to measure the cost of a liability-classified award based on its current fair value. The fair value of the award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period are recognized as compensation cost over that period. Further, ASC Topic 718 requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

(q)	Retirement and Other Post-retirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses in the statement of operations and comprehensive loss as and when the related employee service is provided.

(r)	Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the year.

(s)	Use of Estimates

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

(t)	Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of Li-ion rechargeable batteries (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by ASC Topic 280 “Segment Reporting”.

(u)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

(v)	Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update (“ASU”) ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption.

The FASB issued ASU No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in this ASU temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring is effective for interim and annual periods ending after June 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

The FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. This ASU is effective for interim and annual periods beginning on or after June 15, 2011. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies. The management is assessing the impact of this ASU on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The management is assessing the impact of this ASU on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The management is assessing the impact of this ASU on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU update are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The management is assessing the impact of this ASU on the Company’s consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

3	Pledged Deposits

Pledged deposits as of September 30, 2010 and 2011 consist of the following:

	2010	2011

Pledged deposits with banks for:
Construction payable	$463,410	$4,170,122
Short-term bank loans	658,508	-
Bills payable	8,303,920	1,555,465
	$9,425,838	$5,725,587

Deposits pledged for construction payable are generally released when the relevant constructions are completed.

4	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2010 and 2011 consist of the following:

	2010	2011
Trade accounts receivable	$98,625,901	$104,065,501
Less: Allowance for doubtful accounts	(23,354,925)	(26,494,550)
	75,270,976	77,570,951
Bills receivable	10,927,263	10,690,316
	$86,198,239	$88,261,267

An analysis of the allowance for doubtful accounts for the years ended September 30, 2009, 2010 and 2011 is as follows:

	2009	2010	2011

Balance at beginning of year	$5,351,244	$13,081,331	$23,354,925
Addition of bad debt expense, net	7,727,643	9,828,549	1,960,014
Foreign exchange adjustment	2,444	445,045	1,179,611

Balance at end of year	$13,081,331	$23,354,925	$26,494,550

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

5	Inventories

Inventories as of September 30, 2010 and 2011 consist of the following:

	2010	2011

Raw materials	$18,357,473	$21,294,868
Work-in-progress	6,771,843	9,366,491
Finished goods	47,458,604	43,605,308

	72,587,920	74,266,667
Provision for obsolete inventories	(8,539,554)	(7,125,699)

	$64,048,366	$67,140,968

Part of the Company’s inventories with carrying value of US$22,417,504 and US$23,495,137 as of September 30, 2010 and 2011, respectively, was pledged as collateral under certain loan agreements (Note 11).

6	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2010 and 2011 consist of the following:

	2010	2011

Prepayments for raw materials and others	$2,198,770	$1,271,520
Other receivables (Note 6 (a))	3,952,530	4,665,485
Less: Allowance for doubtful accounts	(638,079)	(694,587)

	$5,513,221	$5,242,418

An analysis of allowance for doubtful accounts for the years ended September 30, 2009, 2010 and 2011 is as follows:

	2009	2010	2011

Balance at beginning of year	$9,534	$6,840	$638,079
(Recovery of) / Addition of bad debt expense	(2,679)	619,909	25,275
Foreign exchange adjustment	(15)	11,330	31,233

Balance at end of year	$6,840	$638,079	$694,587

(a)	Other receivables as of September 30, 2011 included advances to senior management amounting to approximately US$58,000 for travel and entertainment expenses in the ordinary course of business.

7	Income Taxes

United States Tax

China BAK is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the years ended September 30, 2009, 2010 and 2011. The statutory tax rate for each of the three years ended September 30, 2009, 2010 and 2011 is 35%.

Canada States Tax

BAK Canada is subject to Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the years ended September 30, 2009, 2010 and 2011. The statutory tax rate for each of the three years ended September 30, 2009, 2010 and 2011 is 38%.

Germany States Tax

BAK Europe is subject to Germany tax law. No provision for income taxes in Germany has been made as BAK Europe had no taxable income for the years ended September 30, 2009, 2010 and 2011. The statutory tax rate for each of the three years ended September 30, 2009, 2010 and 2011 is 25%.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

India Tax

BAK India is subject to India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the years ended September 30, 2009, 2010 and 2011. The statutory tax rate for each of the three years ended September 30, 2009, 2010 and 2011 is 30%.

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

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006. In addition, due to additional capital contributed by BAK International to Shenzhen BAK in both 2005 and 2006 and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007 and 2008, Shenzhen BAK was granted a preferential income tax rate of 7.5%, 11.8% and 12.6% for calendar years 2007, 2008 and 2009, respectively. In accordance with the transition period of the new corporate income tax law (the “New CIT Law”) and before considering the above-mentioned tax concessions, Shenzhen BAK’s income tax rate for calendar years 2010 and 2011 are 22% and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, Shenzhen BAK’s income tax rates after consideration of its tax concessions are 15% for both calendar years 2010 and 2011 and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%.

BAK Electronics, established in August 2005, has been eligible for the same preferential tax treatment previously applicable to Shenzhen BAK and was in the tax holiday and fully exempt from any enterprise income tax for calendar years 2006 and 2007 followed by a three-year 50% reduction in its enterprise income tax rate. In addition, pursuant to the transition period of the New CIT Law and before considering the above-mentioned 50% reduction, BAK Electronics’ income tax rates for calendar years 2009, 2010 and 2011 are 20%, 22% and 24%, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. Therefore, BAK Electronics’ income tax rate after consideration of its tax holiday are 10%, 11% and 24% for calendar years 2009, 2010 and 2011, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the current year due to cumulative tax losses.

BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt the New CIT Law. The New CIT Law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic enterprises and FIEs. The New CIT Law became effective on January 1, 2008. According to the New CIT Law, the applicable income tax rate for Shenzhen BAK, BAK Electronics and BAK Tianjin will be 25% after their preferential tax holidays and the transition period have ended. During the transition period, tax rates for subject entities was 18%, 20%, 22% and 24% for the calendar years 2008, 2009, 2010 and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

(a)	Income taxes in the consolidated statements of operations and comprehensive loss

Income taxes consist of:

	2009	2010	2011

Current tax	$771,632	$689,049	$-
Deferred tax	(2,024,214)	(4,042,898)	1,302,120
Income tax (benefit) / expense	$(1,252,582)	$(3,353,849)	$1,302,120

Substantially all of the Company’s loss before income taxes and related tax benefit are from PRC sources. Actual income tax (benefit) / expense reported in the consolidated statements of operations and comprehensive loss differ from the amounts computed by applying the US statutory income tax rate of 35% to loss before income taxes for the three years ended September 30, 2009, 2010 and 2011 for the following reasons:

	2009	2010	2011

Loss before income taxes	$(15,244,075)	$(36,136,732)	$(23,235,244)

Computed “expected” income tax expense at 35%	(5,335,426)	(12,647,856)	(8,132,336)
Change in the balance of the valuation allowance for deferred tax assets	802,066	2,076,708	4,213,529
Foreign tax rate differential	(147,896)	723,721	1,118,291
Non-taxable income	(1,070,181)	(2,001,405)	665,238
Non-deductible expenses
- Share-based compensation	1,303,715	1,373,963	554,454
- Other non-deductible expenses	3,053,752	7,216,413	2,936,998
Under / (over) provision in previous year	244,417	62,810	(54,054)
Preferential tax rate and tax holiday	(103,029)	(158,203)	-

Actual income tax (benefit) / expense	$(1,252,582)	$(3,353,849)	$1,302,120

Shenzhen BAK and BAK Electronics received in aggregate tax benefit of US$103,029, US$158,203 and nil, or US$0.002, US$0.004 and nil per basic share pursuant to their tax holiday and preferential tax rate for the three years ended September 30, 2009, 2010 and 2011 respectively.

The significant components of deferred income tax (benefits) / expense for the three years ended September 30, 2009, 2010 and 2011 are as follows:

	2009	2010	2011

Deferred tax income	$(2,826,280)	$(8,406,840)	$(2,911,409)
Valuation allowance for deferred tax assets	802,066	4,363,942	4,213,529
	$(2,024,214)	$(4,042,898)	$1,302,120

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

(b)	Deferred taxation

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2010 and 2011 are presented below:

	2010	2011
Deferred tax assets

Short-term
Trade accounts receivable	$5,464,190	$6,130,552
Inventories	1,913,274	1,812,456
Accrued expenses and other payables	483,414	537,173
Valuation allowance	(973,155)	(2,479,731)
Short-term deferred tax assets	6,887,723	6,000,450

Long-term
Property, plant and equipment	2,241,976	2,373,370
Net operating loss carried forward	4,212,750	7,224,830
Valuation allowance	(4,774,378)	(7,849,155)

Long-term deferred tax assets	1,680,348	1,749,045

Total net deferred tax assets	$8,568,071	$7,749,495

Deferred tax assets / (liabilities):

Long-term
Intangible assets	$14,398	$-
Property, plant and equipment	(733,310)	(747,666)

Long-term deferred tax liabilities	$(718,912)	$(747,666)

Net deferred tax assets	$7,849,159	$7,001,829

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets as of September 30, 2010 and 2011 are more likely than not to be realized, except for the deferred tax assets relating to the net operating loss carried forward incurred by the Company and its subsidiaries, provision for impairment charge of fixed assets and allowance for trade accounts receivable and obsolete inventories of a subsidiary.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

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

In order to fully realize the deferred tax asset of US$2,248,475 arising from the net operating loss carried forward of US$8,993,898 incurred by BAK Electronics and of US$2,248,475 arising from the provision of impairment charge for assets and allowance for trade accounts receivable and obsolete inventories, BAK Electronics will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2013 through 2016.

In order to fully realize the deferred tax asset of US$4,761,189 arising from the net operating loss carried forward of US$19,045,650 incurred by BAK Tianjin, BAK Tianjin will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2013 through 2016.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if future taxable income decreases.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries of US$11,123,774 and US$12,871,441 as of September 30, 2010 and 2011 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

8	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2010 and 2011 consist of the following:

	2010	2011
Buildings	$121,050,663	$127,025,347
Machinery and equipment	135,127,265	159,355,671
Office equipment	2,207,168	2,519,208
Motor vehicles	1,416,369	1,453,456
	259,801,465	290,353,682
Accumulated depreciation	(61,340,759)	(80,673,667)
Construction in progress	33,791,211	45,305,701
Prepayment for acquisition of property, plant and equipment	2,550,733	1,466,207
Assets held for abandonment	1,043,835	744,356
Net book value	$235,846,485	$257,196,279

Impairment charge	(6,961,909)	(13,958,165)

Carried amount	$228,884,576	$243,238,114

Property, plant and equipment with net book value of US$185,039 were sold during the year ended September 30,

2011 for US$656,483, resulting in a profit of $471,444. There was no disposal during the year of 2010.

(i)	Depreciation expense is included in the consolidated statements of operations and comprehensive income /(loss) as follows:

	2009	2010	2011
Cost of revenues	$9,291,825	$14,177,675	$14,190,901
Research and development expenses	479,980	545,316	487,914
Sales and marketing expenses	444,060	433,196	392,390
General and administrative expenses	1,896,383	2,408,001	2,737,675
	$12,112,248	$17,564,188	$17,808,880

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

For the years ended September 30, 2009, 2010 and 2011, the Company capitalized interest of US$723,527, US$465,869 and US$368,227, respectively, to the cost of construction in progress.

(iii)	Pledged Property, Plant and Equipment

As of September 30, 2010 and 2011, machinery and equipment with net book value of US$59,735,854 and US$56,376,435 of the Company were pledged as collateral under certain loan arrangements (see Notes 11 and 12).

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

8	Property, Plant and Equipment, net (continued)

(iv) Assets held for abandonment

Assets held for abandonment as of September 30, 2010 and 2011 consist of the following:

	2010	2011
Net book value	$1,043,835	744,356
Less: impairment charge	(819,874)	(744,356)
Carried amount	$223,961	-

The carried amount as of September 30, 2010 and 2011 composed of the machinery and equipment relating to steel-case cell production line and certain used assets which have been written down to their salvage value of US$223,961 and nil.

(v)	Impairment charge

During the course of the Company’s strategic review of its operations in the years ended September 30, 2010 and 2011, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of approximately US$7.0 million and US$6.5 million, respectively.

9	Lease Prepayments, net

Lease prepayments as of September 30, 2010 and 2011 consist of the following:

	2010	2011
Lease prepayments	$34,736,470	$36,406,288
Accumulated amortization	(2,812,074)	(3,675,581)
	$31,924,396	$32,730,707

During the year ended September 30, 2007, the Company fully paid the lease prepayment of US$717,344 in relation to the right to use the land in Shenzhen relating to its new Research and Development Test Centre. The Company obtained the related property ownership and land use rights certificate during the fiscal year ended September 30, 2008. The Company also fully paid the lease prepayment of US$14,119,888 for the right to use the land relating to its Tianjin facility. As of September 30, 2008, the Company had obtained related land use rights certificate of the land relating to the Tianjin facility, but the Tianjin government had requested that the Company complete the construction of the facility on the land before September 30, 2008, which the Company had not done. As of September 30, 2011, the Company was in the course of negotiating with the relevant government bureau for an extension of the completion date.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

9	Lease Prepayments, net (continued)

Amortization expenses for the above lease prepayments were approximately US$657,000, US$875,000 and US$712,000 for the years ended September 30, 2009, 2010 and 2011 respectively. Estimated amortization expense for the next five years is approximately US$737,000 each year, respectively.

The Company pledged its property ownership and land use rights certificate relating to the Company’s Research and Development Test Centre (Note 12) to China Development Bank with net book value of US$1,277,995 as of September 30, 2011. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank.

10	Intangible Assets, net

Intangible assets as of September 30, 2010 and 2011 consist of the following:

	2010	2011
Trademarks, computer software and technology	$406,264	$591,605
Less: Accumulated amortization	(221,897)	(296,469)
	$184,367	$295,136

Intangible assets represent the trademarks, computer software and technology used for battery production and research.

Amortization expenses for these intangible assets were approximately US$63,000, US$72,000 and US$88,000 for the years ended September 30, 2009, 2010 and 2011 respectively. Estimated amortization expense for the next five years is approximately US$89,000 each year.

11	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	2010	2011
Pledged deposits (Note 3)	$658,508	$-
Inventories (Note 5)	22,417,504	23,495,137
Machinery and equipment, net (Note 8)	31,788,414	25,333,574
	$54,864,426	$48,828,711

As of September 30, 2010 and 2011, the Company had several short-term bank loans with aggregate outstanding balances of US$137,418,187 and US$139,706,153, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 5.10% to 7.22% per annum, and had maturity dates ranging from 3 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of September 30, 2011, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$62,653,697 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of September 30, 2011, the aggregate net book value of the buildings and land use rights in relation to the land use rights certificate was US$125,596,090.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

12	Long-term Bank Loans

As of September 30, 2010 and 2011, the Company had long-term bank loans of US$41,846,006 and US$38,470,278, respectively. As of September 30, 2011, US$14,975,142 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 5.94% per annum. This long-term bank loan is repayable on February 28, 2016.

Two other long-term loans totaled an aggregate borrowed amount of US$7,831,712 as of September 30, 2011. These loans were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan of US$6,265,370 currently carries interest at 5.184% per annum and is repayable on January 25, 2012. The second loan of US$1,566,342 currently carries annual interest of 5.184% and is repayable on January 25, 2012.

Another loan of US$15,663,424 as of September 30, 2011 was borrowed under a four-year long-term loan credit facility from Tianjin Branch, Agricultural Bank of China and carries interest at the benchmark rate of the PBOC for three-year to five-year long-term loans, which is currently 5.76% per annum.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) secured by the property ownership and land use rights certificate relating to the land on which the Company’s Research and Development Test Centre is constructed and the facilities to be constructed thereon (Note 9).

The long-term bank loan with Shenzhen Eastern Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$29,047,596 as of September 30, 2011 (Note 8); and (iii) secured by the property ownership certificate and land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used in the campus subsequent to such construction.

The long-term bank loan with Tianjin Branch, Agricultural Bank of China is secured by the machinery and equipment purchased for the automated high-power lithium battery cells production line in Tianjin with carrying values of US$1,995,265 as of September 30, 2011.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of September 30, 2011 are as follows:

Fiscal years ending on September 30,
2012	$23,495,136
2013 or after	14,975,142

$38,470,278

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

13	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2010 and 2011 consist of the following:

	2010	2011
Construction costs payable	$4,047,082	$5,548,000
Equipment purchases payable	10,597,815	6,491,342
Customer deposits (Note 13(a))	2,244,439	2,700,568
Other payables and accruals (Note 13(b))	5,012,849	5,680,303
Staff and workers’ welfare and bonus fund	508,881	555,529
	$22,411,066	$20,975,742

(a)	Customer deposits were received from customers in connection with orders of products to be delivered in future periods.

(b)	Other payables and accruals included deferred income from receipts of government grants amounting to US$687,470 and US$720,518 as of September 30, 2010 and 2011 respectively.

Other payables and accruals as of September 30, 2010 and 2011 also included payable for liquidated damage of approximately US$1,200,000 respectively (Note 17).

14	Other Long-term Loan

As of September 30, 2011, the Company obtained interest-free advances of US$2,457,309 from Tianjin Aifuyi Auto Parts. Co. Ltd..

15	Deferred Revenue

Deferred revenue represents a government grant of subsidy for additional cost of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon of 35 years.

16	Other Long-term Payables

Other long-term payables as of September, 2011 include a government subsidy of approximately US$7,791,000 received for the Company’s automated high-power lithium battery project from the National Development and Reform Commission and the Ministry of Industry and Information Technology as well as government subsidy of approximately US$3,940,000 received for the Company’s various research and development projects.

17	Shareholders’ Equity

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

17	Shareholders’ Equity (continued)

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to the above two events totaling approximately US$1,051,000 from the Company. The Company therefore recognized in general and administrative expenses an amount of approximately US$760,000 as liquidated damages for the year ended September 30, 2007. As of September 30, 2011, no liquidated damages relating to both events have been paid and a provision of approximately $1.2 million was included in other payables and accruals (note 13(b)).

On November 9, 2007, the Company completed a private placement for the gross proceeds to the Company of US$13,650,000 by selling 3,500,000 shares of common stock at the price of $3.90 per share. Roth Capital Partners, LLC acted as the Company’s exclusive financial advisor and placement agent in connection with the private placement and received a cash fee of US$819,000. The Company may have become liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that the Company filed pursuant to a registration rights agreement that the Company entered into with such shareholders in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto was not declared effective by the SEC by the 100th calendar day after the closing of the Company’s private placement on November 9, 2007, or the “Effectiveness Deadline”, then the Company would be liable to pay partial liquidated damages to each such investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased on the one month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline and the time that the Company is no longer required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on each of the following dates: the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (pro rated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that the Company no longer is required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations. Such liquidated damages would bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to US$561,174 for the November 2007 registration rights agreement. As of September 30, 2011, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals (note 13(b)).

On August 26, 2008, the Company completed a registered direct offering in the amount of 4,102,564 units at a price of $3.90 for gross proceeds to the Company of $16,000,000. Each unit is comprised of one common share and one share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company for a period of 60 days beginning on the date of the initial issuance of warrants on August 26, 2008 at an exercise price of $3.90 per share. Brean Murray, Carret & Co., LLC, acted as the Company’s exclusive investment banker and agent in connection with the registered direct offering and received a cash fee of US$800,000, representing 5% of the gross proceeds received from the sale of the Shares and warrants. Pursuant to an amendment to the placement agency agreement, the Company also agreed to pay Brean Murray, Carret & Co., LLC an aggregate commission equal to 5% of the gross exercise price of received from investors for the exercise of the warrants in the offering. The placement agent had no obligation to buy any of the shares from the Company. As of September 30, 2011, the warrants had been expired.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

17	Shareholders’ Equity (continued)

On October 28, 2009, the Company completed a registered direct offering of 5,790,000 units, each unit consisting of a share of common stock and a warrant to purchase 0.25 of a share of common stock. The price of the securities sold was $3.55 per unit, for an aggregate purchase price of US$20,554,500. Pursuant to subscription agreements between the Company and the investors in this offering, the warrants may be exercised to purchase an aggregate of 1,447,500 shares of the Company’s common stock at an exercise price of $3.90 per share. The warrants are exercisable for 24 months beginning on the date of the initial issuance of the warrants. Cowen and Company, LLC, a subsidiary of Cowen Group, Inc., acted as the Company’s exclusive investment agent in connection with the registered direct offering and received a cash fee of US$1,027,725, representing 5% of the gross proceeds received from the sale of the Shares and warrants. Pursuant to an amendment to the placement agency agreement, the Company also agreed to pay Cowen and Company, LLC, an aggregate commission equal to 5% of the gross exercise price received from investors for the exercise of the warrants in the offering. The placement agent had no obligation to buy any of the shares from the Company. As of September 30, 2011, 5,790,000 shares had been issued and no warrants had been exercised.

18	Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the year ended September 30, 2011 attributable to equity shareholders of US$24,537,364 (2009: US$13,991,493 and 2010: US$32,782,883) and the weighted average number of ordinary shares of 62,945,047 outstanding during the year ended September 30, 2011 (2009: 56,964,129 shares and 2010: 62,438,155 shares).

The effects of 4,194,155 shares of stock options, 300,000 shares of restricted stock and 1,447,500 warrants outstanding during the year ended or as of September 30, 2011 are all anti-dilutive. As such, basic and diluted net loss per share for the year ended September 30, 2011 are the same.

The effects of 4,732,855 shares of stock options, 511,250 shares of restricted stock and 1,447,500 warrants outstanding during the year ended or as of September 30, 2010 are all anti-dilutive. As such, basic and diluted net loss per share for the year ended September 30, 2010 are the same.

The effects of 4,883,700 shares of stock options, 511,250 shares of restricted stock and 4,102,564 warrants outstanding during the year ended or as of September 30, 2009 were all anti-dilutive. As such, basic and diluted net loss per share for the years ended September 30, 2009 are the same.

19	Finance Costs, net

Details of finance costs are summarized as follows:

	2009	2010	2011
Total interest cost incurred	$9,769,680	$9,435,439	$10,294,111
Less: Interest capitalized	(723,527)	(465,869)	(368,227)
Interest income	(300,895)	(679,876)	(663,632)
Bank charges	441,603	412,022	430,935
Exchange loss	169,122	304,268	1,135,796
	$9,355,983	$9,005,984	$10,828,983

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

20	Pension and Other Post-retirement Benefits

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 8% to 11% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The total amount of contributions charged to expense in the accompanying consolidated statements of operations and comprehensive loss are presented as follows:

	2009	2010	2011
Cost of revenues	$608,260	$165,686	$2,584,577
Research and development expenses	135,443	148,591	242,785
Sales and marketing expenses	91,284	52,376	499,316
General and administrative expenses	316,311	156,594	772,192
	$1,151,298	$523,247	$4,098,870

The Company has no other obligation to make payments in respect of retirement benefits of the employees. The state-sponsored retirement plan is responsible for the entire pension obligations payable to all employees.

21	Share-based Compensation

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	200,000	$6.25
Exercised	-	-
Forfeited	-	-
Cancelled	200,000	6.25

Outstanding as of September 30, 2011	-	$-	-	$-

Exercisable as of September 30, 2011	-	$-	-	$-

(1)

Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2011 (US$0.82) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2005 was US$3.67 per share. No non-cash share-based compensation expense was recognized in respect of these share options for the years ended September 30, 2009, 2010 and 2011.

The fair value of the above option awards was estimated on the date of grant using the Black-Scholes Option Valuation Model together with the following assumptions.

Expected volatility	59.85%
Expected dividends	Nil
Expected life	6 years
Risk-free interest rate	4.13%

As of September 30, 2011, there were no unrecognized compensation costs related to non-vested share options.

Pursuant to the Plan, the Company also issued 1,501,500 options with a weighted average exercise price of US$3.28 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from June 30, 2007 to February 9, 2012 according to each employee’s respective agreement.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2011 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	Shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2010	923,500	$3.29
Exercised	-	-
Forfeited	-	-
Cancelled	318,500	3.29

Outstanding as of September 30, 2011	605,000	$3.29	1.8 years	$-

Exercisable as of September 30, 2011	605,000	$3.29	1.3 years	$-

(1)

Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2011 (US$0.82) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$660,821, US$196,995 and US$73,833, for the years ended September 30, 2009, 2010 and 2011 in respect of share options granted in June 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of September 30, 2011, there were no unrecognized compensation costs related to non-vested share options.

Pursuant to the Plan, the Company also issued 360,000 options with an exercise price of US$4.30 per share on January 28, 2008. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from April 28, 2008 to January 28, 2011 according to each employee’s respective agreement.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2011	360,000	$4.30	1.3 years	$-

Exercisable as of September 30, 2011	360,000	$4.30	1.3 years	$-

(1)

Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2011 (US$0.82) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$436,965, US$160,692 and US$14,812 for the years ended September 30, 2009, 2010 and 2011 respectively in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of September 30, 2011, there were no unrecognized compensation costs related to non-vested share options.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2011	1,250,000	$4.18	1.6 years	$-

Exercisable as of September 30, 2011	980,000	$4.18	0.5 years	$-

(1)

Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2011 (US$0.82) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$1,358,988, US$573,881 and US$156,166 for the years ended September 30, 2009, 2010 and 2011 respectively in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of September 30, 2011, there were unrecognized compensation costs of US$101,234 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.6 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2011 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	1,694,355	$2.81
Exercised	-	-
Forfeited	51,000	2.81
Cancelled	-	-

Outstanding as of September 30, 2011	1,643,355	$2.81	4.7 years	$-

Exercisable as of September 30, 2011	589,120	$2.81	4.7 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2011 (US$0.82) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was US$2.46 per share. The Company recorded non-cash share-based compensation expense of US$892,295, US$2,095,300 and US$907,221 for the years ended September 30, 2009, 2010 and 2011 respectively in respect of share options granted on June 22, 2009, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of September 30, 2011, there were unrecognized compensation costs of US$841,212 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.5 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	75,000	$3.24
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2011	75,000	$3.24	4.7 years	$-

Exercisable as of September 30, 2011	22,500	$3.24	4.7 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2011 (US$0.82) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was US$2.86 per share. The Company recorded non-cash share-based compensation expense of US$38,976, US$83,152 and US$44,492 for the years ended September 30, 2009, 2010 and 2011 respectively in respect of share options granted on June 26, 2009, which was allocated to research and development expenses.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	113.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of September 30, 2011, there were unrecognized compensation costs of US$47,556 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.3 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	50,000	$2.58
Exercised	-	-
Forfeited	50,000	2.58
Cancelled	-	-

Outstanding as of September 30, 2011	-	$-	-	$-

Exercisable as of September 30, 2011	-	$-	-	$-

(1)

Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2011 (US$0.82) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on March 11, 2010 was US$1.51 per share. The Company recorded non-cash share-based compensation expense of US$31,459 for the year ended September 30, 2010 in respect of share options granted on March 11, 2010, which was allocated to general and administrative expenses. No non-cash share-based compensation expense was recognized in respect of these share options for the years ended September 30, 2011.

The fair value of the above option awards granted on March 11, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	76.32%
Expected dividends	Nil
Expected life	4 years
Risk-free interest rate	3.72%

As of September 30, 2011, there were no unrecognized compensation costs related to non-vested share options.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	100,000	$2.43
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2011	100,000	$2.43	6.0 years	$-

Exercisable as of September 30, 2011	25,000	$2.43	6.0 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2011 (US$0.82) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on April 8, 2010 was US$1.41 per share. The Company recorded non-cash share-based compensation expense of US$49,170 and US$47,842 for the years ended September 30, 2010 and 2011, respectively in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of September 30, 2011, there were unrecognized compensation costs of US$44,148 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.8 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	80,000	$1.58
Exercised	-	-
Forfeited	80,000	1.58
Cancelled	-	-

Outstanding as of September 30, 2011	-	$-	-	$-

Exercisable as of September 30, 2011	-	$-	-	$-

(1)

Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2011 (US$0.82) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on July 23, 2010 was US$1.58 per share. The Company recorded non-cash share-based compensation expense of US$12,296 for the year ended September 30, 2010 in respect of share options granted on July 23, 2010 which was allocated to general and administrative expenses. No non-cash share-based compensation expense was recognized in respect of these share options for the years ended September 30, 2011.

The fair value of the above option awards granted on July 23, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	58.50%
Expected dividends	Nil
Expected life	5.0 years
Risk-free interest rate	2.99%

As of September 30, 2011, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

21	Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the year ended September 30, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2010	-	$-
Granted on May 26, 2011	160,800	1.28
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2011	160,800	$1.28	5.6 years	$-

Exercisable as of September 30, 2011	13,400	$1.28	5.6 years	$-

(1)

Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2011 (US$0.82) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 26, 2011 was US$0.65 per share. The Company recorded non-cash share-based compensation expense of US$32,044 for the year ended September 30, 2011 in respect of share options granted on May 26, 2011, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on May 26, 2011 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	50.90%
Expected dividends	Nil
Expected life	6.0 years
Risk-free interest rate	3.06%

As of September 30, 2011, there were unrecognized compensation costs of US$73,268 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.7 years.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

21	Share-based Compensation (continued)

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

The Company recorded non-cash share-based compensation expense of US$6,854 for the year ended September 30, 2011, in respect of the restricted shares granted in July 1, 2010, which was allocated to general and administrative expenses.

The first and second 25% of the restricted shares were already issued as fully paid shares of common stock to the Company’s three independent directors on August 4, 2010 and October 6, 2010. According to the resolution of Compensation Committee on December 28, 2010, the third and fourth 25% of the restricted shares were cancelled. As of September 30, 2011, there were no unrecognized compensation costs associated with these restricted shares granted to non-employee directors.

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

The Company recorded non-cash share-based compensation expense of US$264,200, US$549,690 and US$300,890 for the years ended September 30, 2009, 2010 and 2011 respectively in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of September 30, 2011, there were unrecognized stock-based compensation costs of US$290,220 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 2.3 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the years ended September 30, 2010 and 2011.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

22	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts receivable, other receivables, short-term bank loans, long-term bank loans,other loan-term loan, other long-term payable, accounts and bills payable and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest.

23	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2010 and 2011, the Company had the following contracted capital commitments:

	2010	2011
For construction of buildings	$1,784,549	$7,847,376
For purchases of equipment	4,166,911	3,511,966
	$5,951,460	$11,359,342

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

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of September 30, 2011, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid. However, management believes that this possibility, while present, is remote.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

23	Commitments and Contingencies (continued)

(ii)	Land Use Rights and Property Ownership Certificate (continued)

Pursuant to the land use rights certificate that the Company obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, the Company must complete at least 25% of the construction of the Research and Development Test Centre by September 30, 2008. On November 11, 2008 and May 27, 2009, the Company has signed two supplement agreements with Shenzhen government to increase the dimensions of the Research and Development Test Centre. According to the supplement agreements, the Company is required to complete the construction by May 6, 2011. As of September 30, 2011, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. According to the property ownership and land use rights certificate, such rights may not be pledged without the approval of the relevant government office. The Company is required to pledge its property ownership and land use rights certificate in relation to the Research and Development Test Centre to China Development Bank according to the loan agreement entered into with it. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank.

On December 15, 2008, the Company purchased insurance for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities at BAK Industrial Park is RMB585,373,070 (approximately US$85.8 million) for the period from November 26, 2008 to August 25, 2010. On August 20, 2010, the Company purchased the new insurance for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the new insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities at BAK Industrial Park is RMB550,000,000 (approximately US$82.2 million) for the period from August 26, 2010 to March 26, 2012.

On July 2, 2010, the Company purchased insurance for its manufacturing facilities in Tianjin, China. Under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities in Tianjin is RMB220,991,420 (approximately US$33.0 million) for the period from July 2, 2010 to July 2, 2011. As of September 30, 2011, under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities in Tianjin is RMB329,666,477 (approximately US$51.6 million) for the period from July 2, 2011 to July 2, 2012.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

23	Commitments and Contingencies (continued)

(iii)	Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	2010	2011

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,241,750	$2,349,514
Guaranteed for Hunan Reshine New Material Ltd. - a non-related party	5,978,001	-
Guaranteed for Nanjing Special Metal Equipment Co. Ltd. - a non-related party	14,197,752	-
Guaranteed for Siping Juyuan Hanyang Plate Heat Exchanger Co. Ltd. - a non-related party	2,989,000	-
Guaranteed for Shanghai Global Children Products Co. Ltd. - a non-related party	747,250	1,566,342
Guaranteed for Beijing Triolion Technology Co. Ltd. - a non-related party	597,800	-
Guaranteed for Tianjin Bike New Energy Research Institute - a non- related party	-	7,831,712
Guaranteed for Shenzhen Yasu Technology Co. Ltd. - a non-related party	4,483,501	9,398,055
Guaranteed for Shenzhen B&G Technology Development Co. Ltd. - a non-related party	8,967,001	-

	$40,202,055	$21,145,623

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of September 30, 2011.

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

The Company’s outstanding discounted and transferred bills as of September 30, 2010 and 2011 are summarized as follows:

	2010	2011
Bank acceptance bills	$21,464,186	$2,049,540

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

23	Commitments and Contingencies (continued)

(v)	Litigation and claims

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

Following the filing of the lawsuit, the United States Patent and Trademark Office reexamined the patents. The patents were re-issued with substantial modification of the patent claims. The plaintiffs have advised that, in their view, the lawsuit continues to be viable against the defendants, including China BAK. The plaintiffs’ position has not been tested. Currently pending is the plaintiffs’ motion to amend their complaint to take the USPTO action into account.

On May 14, 2010, the US District Court for the Northern District of Texas issued an order dismissing the Company without prejudice from a federal patent infringement suit against A123Systems that had been filed in 2006.

24	Significant Concentrations

(a)	Customers and Credit Concentrations

No customer individually comprised 10% or more of net revenue for the years ended September 30, 2009, 2010 and 2011.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2010 and 2011, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

25	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the years ended September 30, 2009, 2010 and 2011 were as follows:

Net revenues by product:

	2009		2010		2011
		%		%		%

Aluminum-case cell	$111,700,018	52.90	$112,582,849	52.41	$94,380,133	43.11
Battery pack	24,705,154	11.70	46,400,333	21.60	55,130,708	25.18
Steel-case cell	4,979,548	2.36	688,709	0.32	-	-
Cylindrical cells	55,348,867	26.21	43,172,083	20.10	53,162,337	24.28
Lithium polymer cells	14,230,995	6.74	10,116,313	4.71	10,166,728	4.64
High-power lithium battery cells	179,389	0.09	1,842,627	0.86	6,112,818	2.79

	$211,143,971	100.00	$214,802,914	100.00	$218,952,724	100.00

Net revenues by geographic area:

	2009		2010		2011
		%		%		%

PRC Mainland	$132,709,688	62.85	$150,485,208	70.06	$152,703,440	69.74
PRC Taiwan	47,663,572	22.57	35,815,633	16.66	39,003,835	17.81
India	10,525,872	4.99	7,681,696	3.58	14,306,481	6.53
United States of America	1,412,803	0.67	533,133	0.25	-	-
Hong Kong, China	16,086,222	7.62	17,632,665	8.20	8,331,020	3.80
Others	2,745,814	1.30	2,654,579	1.25	4,607,948	2.12

	$211,143,971	100.00	$214,802,914	100.00	$218,952,724	100.00

* Includes the Middle East, Italy, Germany and Turkey.

Substantially all of the Company’s long-lived assets are located in the PRC.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2009, 2010 and 2011 (continued)

26	China BAK Battery, Inc. (Parent Company)

Under PRC regulations, Shenzhen BAK, BAK Electronics and BAK Tianjin may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, Shenzhen BAK, BAK Electronics and BAK Tianjin are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of September 30, 2011, additional transfers of US$81,866,049 were required before the statutory general reserve reached 50% of the registered capital of Shenzhen BAK, BAK Electronics and BAK Tianjin. As of September 30, 2011, US$7,645,303 has been appropriated from retained earnings and set aside for statutory general reserves by Shenzhen BAK and BAK Electronics. BAK Tianjin did not have after-tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of September 30, 2011.

As of September 30, 2011, the amount of restricted net assets of Shenzhen BAK, BAK Electronics and BAK Tianjin, which may not be transferred to the Company in the forms of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 5% of the Company’s consolidated net assets as discussed above. In addition, the current foreign exchange control policies applicable in the PRC also restrict the transfer of assets on dividends outside the PRC.

27	Subsequent Events

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued, and determined that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: December 14, 2011

CHINA BAK BATTERY, INC.

By:	/s/ Xiangqian Li
Xiangqian Li
Chief Executive Officer

By:	/s/ Ke Marcus Cui
Ke Marcus Cui
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangqian Li	Chairman and Chief Executive Officer	December 14, 2011
Xiangqian Li	(Principal Executive Officer)

/s/ Ke Marcus Cui	Chief Financial Officer	December 14, 2011
Ke Marcus Cui	(Principal Financial and Accounting Officer)

/s/ Huanyu Mao	Director	December 14, 2011
Huanyu Mao

/s/ Richard B. Goodner	Director	December 14, 2011
Richard B. Goodner

/s/ Chunzhi Zhang	Director	December 14, 2011
Chunzhi Zhang

/s/ Charlene Spoede Budd	Director	December 14, 2011
Charlene Spoede Budd

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 8, 2006)
3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 19, 2007)
4.1	Form of Registration Rights Agreement, dated November 5, 2007 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)
4.2	China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)
4.3

Amendment No. 1 to the China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

4.4

Specimen Common Stock Certificate representing shares of Common Stock, par value $0.001 per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S- 8 filed with the Commission on September 24, 2008)

10.1

Employment Agreement between the Registrant and Jun Zou, dated March 25, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 14, 2010)

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2011)
10.3

Employment Agreement, dated as of December 27, 2010, between the Registrant and Ke Marcus Cui (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2011)

10.4

Employment Agreement, dated as of May 26, 2011, between the Registrant and Ke Marcus Cui (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 27, 2011)

10.5

Nonqualified Stock Option Agreement between the Registrant and Jun Zou, dated as of March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 25, 2010)

10.6

Form of Settlement Agreement between the Registrant and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2008)

10.7

Summary of Loan Agreement between BAK International (Tianjin) Limited and Tianjin Branch, Agricultural Bank of China, dated May 26, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.8

Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Branch, China CITIC Bank, dated February 13, 2009 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.9

Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Branch, China CITIC Bank, dated February 2009 (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.10

Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Branch, Bank of China, dated March 4, 2009 (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

10.11

Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Branch, Bank of China, dated March 4, 2009 (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2009)

Exhibit No.	Description
10.12

Summary of Guaranty Contract of Maximum Amount Pledge by and between BAK International Limited and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

10.13

Summary of Guaranty Contract of Maximum Amount by and between BAK International (Tianjin) Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2009)

14.1	Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 22, 2006)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PKF Hong Kong
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Loan Agreement (English summary), dated July 25, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China
99.2*	Loan Agreement (English summary), dated July 27, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China
99.3*	Loan Agreement (English summary), dated August 1, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China
99.4*	Loan Agreement (English summary), dated September 27, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd
99.5

Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated November 15, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2011)

99.6

Loan Agreement (English summary), dated December 22, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2011)

99.7

Guaranty Contract of Maximum Amount (English summary), dated November 15, 2010, between Xiangqian Li, BAK International Limited, BAK International (Tianjin) Ltd., and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2011)

99.8

Mortgage Contract of Maximum Amount (English summary), dated November 15, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2011)

99.9

Loan Agreement (English summary), dated October 27, 2010, between BAK International (Tianjin) Ltd. and Tianjin Branch, Bank of Dalian (incorporated by reference to Exhibit 99.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2011)

99.10

Loan Agreement (English summary), dated November 8, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China (incorporated by reference to Exhibit 99.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2011)

Exhibit No.	Description
99.11

Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated December 26, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd. (incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.12

Loan Agreement (English summary), dated December 26, 2010, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd. (incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.13

Guaranty Contract of Maximum Amount (English summary), dated December 26, 2010, between BAK International Limited and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd. (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.14

Guaranty Contract of Maximum Amount (English summary), dated December 26, 2010, between BAK International (Tianjin) Ltd. and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd. (incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.15

Guaranty Contract of Maximum Amount (English summary), dated December 26, 2010, between Xiangqian Li and Shenzhen Hi-Tech District Branch, Industrial Bank Co. Ltd. (incorporated by reference to Exhibit 99.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.16

Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated October 27, 2010, between BAK International (Tianjin) Ltd. and Tianjin Branch, Bank of Dalian. (incorporated by reference to Exhibit 99.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.17

Guaranty Contract of Maximum Amount (English summary), dated October 27, 2010, between Shenzhen BAK Battery Co., Ltd, Xiangqian Li , and Tianjin Branch, Bank of Dalian. (incorporated by reference to Exhibit 99.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.18

Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated January 20, 2011, between Shenzhen BAK Battery Co., Ltd and Shenzhen Longgang Branch, Shenzhen Development Bank. (incorporated by reference to Exhibit 99.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.19

Loan Agreement (English summary), dated August 4, 2010, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd. (incorporated by reference to Exhibit 99.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.20

Loan Agreement (English summary), dated January 25, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd. (incorporated by reference to Exhibit 99.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.21

Loan Agreement (English summary), dated January 30, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd. (incorporated by reference to Exhibit 99.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.22

Mortgage Contract of Maximum Amount (English summary), dated January 20, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd. (incorporated by reference to Exhibit 99.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.23

Guaranty Contract of Maximum Amount (English summary), dated January 21, 2011, between BAK International Limited and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 99.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

Exhibit No.	Description
99.24

Guaranty Contract of Maximum Amount (English summary), dated January 21, 2011, between BAK International (Tianjin) Ltd. and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 99.14 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.25

Guaranty Contract of Maximum Amount (English summary), dated January 21, 2011, between Xiangqian Li and Longgang Branch, Shenzhen Development Bank (incorporated by reference to Exhibit 99.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.26

Guaranty Contract of Maximum Amount (English summary), dated November 30, 2010, between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, Shanghai Pudong Development Bank (incorporated by reference to Exhibit 99.16 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.27

Loan Agreement (English summary), dated January 11, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 99.17 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.28

Loan Agreement (English summary), dated January 18, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 99.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2011)

99.29

Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated May 3, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China (incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011)

99.30

Guaranty Contract of Maximum Amount (English summary), dated May 3, 2011, between BAK International Limited and Shenzhen Longgang Branch, Bank of China (incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011)

99.31

Guaranty Contract of Maximum Amount (English summary), dated May 3, 2011, between Xiangqian Li and Shenzhen Longgang Branch, Bank of China (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011)

99.32

Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated May 6, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank (incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011)

99.33

Loan Agreement (English summary), dated June 3, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank (incorporated by reference to Exhibit 99.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011)

99.34

Guaranty Contract of Maximum Amount (English summary), dated May 6, 2011, between Xiangqian Li and Shenzhen Branch, China CITIC Bank (incorporated by reference to Exhibit 99.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011)

99.35

Guaranty Contract of Maximum Amount (English summary), dated May 6, 2011, between BAK International Limited and Shenzhen Branch, China CITIC Bank (incorporated by reference to Exhibit 99.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011)

99.36

Loan Agreement (English summary), dated April 13, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 99.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011)

99.37

Loan Agreement (English summary), dated April 14, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 99.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011)

Exhibit No.	Description
99.38	Loan Agreement (English summary), dated April 18, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China (incorporated by reference to Exhibit 99.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011)
99.39	Loan Agreement (English summary), dated June 13, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd. (incorporated by reference to Exhibit 99.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011)
99.40	Mortgage Contract of Maximum Amount (English summary), dated June 13, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd. (incorporated by reference to Exhibit 99.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011)
99.41	Loan Certificate, dated June 13, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank (incorporated by reference to Exhibit 99.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011)
99.42	Supplemental Agreement dated June 13, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank (incorporated by reference to Exhibit 99.14 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011)

* Filed herewith