Form 10-Q
period 2011-12-31
CHINA BAK BATTERY INC
filed 2012-02-08
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

Yes [X]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]      No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 7, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	63,816,276

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	4
Item 4.	Controls and Procedures.	14

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors.	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures.	15
Item 5.	Other Information.	15
Item 6.	Exhibits	15

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

Contents	Page(s)
Condensed Interim Consolidated Balance Sheets as of September 30, 2011 and December 31, 2011 (unaudited)	F-1
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2011 and 2010 (unaudited)	F-3
Condensed Interim Consolidated Statements of Shareholders’ Equity for the three months ended December 31, 2011 and 2010 (unaudited)	F-4
Condensed Interim Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010 (unaudited)	F-5 - F-6
Notes to the Condensed Interim Consolidated Financial Statements (unaudited)	F-7 - F-30

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2011 and December 31, 2011

(In US$)

		September 30,	December 31,
	Note	2011	2011
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$24,858,239	$5,874,778
Pledged deposits	2	5,725,587	4,982,895
Trade accounts receivable, net	3	88,261,267	109,241,526
Inventories, net	4	67,140,968	55,493,017
Prepayments and other receivables	5	5,242,418	6,762,289
Deferred tax assets, net		6,000,450	3,987,419

Total current assets		197,228,929	186,341,924

Property, plant and equipment, net	6	243,238,114	240,351,919
Lease prepayments, net		32,730,707	32,883,679
Intangible assets, net		295,136	738,223
Deferred tax assets, net		1,749,045	1,731,500

Total assets		$475,241,931	$462,047,245

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2011 and December 31, 2011 (continued)

(In US$)

		September 30,	December 31,
	Note	2011	2011
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$139,706,153	$130,889,802
Current maturities of long-term bank loans	8	23,495,136	7,929,460
Accounts and bills payable		118,423,415	119,801,246
Accrued expenses and other payables		20,975,742	25,890,005

Total current liabilities		302,600,446	284,510,513

Long-term bank loans, less current maturities	8	14,975,142	20,156,274
Other long-term loan	9	2,457,309	2,487,979
Deferred revenue	10	7,455,790	7,485,410
Other long-term payables	11	11,731,738	11,149,422
Deferred tax liabilities		747,666	756,997

Total liabilities		339,968,091	326,546,595

Commitments and contingencies	15

Shareholders’ equity
Common stock US$ 0.001 par value;
100,000,000 authorized; 63,816,276 issued and outstanding as of September 30, 2011 and December 31, 2011		63,817	63,817
Donated shares		14,101,689	14,101,689
Additional paid-in capital		126,135,472	126,390,949
Statutory reserves		7,645,303	7,786,157
Accumulated deficit		(44,410,240)	(46,370,848)
Accumulated other comprehensive income		35,804,409	37,595,496
		139,340,450	139,567,260
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		135,273,840	135,500,650

Total liabilities and shareholders’ equity		$475,241,931	$462,047,245

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations and comprehensive loss
For the three months ended December 31, 2010 and 2011
(Unaudited)
(In US$)

	Three months ended December 31,
	2010	2011
Net revenues	$63,530,219	$71,754,957
Cost of revenues	(53,533,855)	(57,723,757)
Gross profit	9,996,364	14,031,200
Operating expenses:
Research and development expenses	(1,644,744)	(1,244,152)
Sales and marketing expenses	(2,273,363)	(1,957,670)
General and administrative expenses	(7,878,671)	(5,789,276)
Impairment charge	-	(2,707,686)
Total operating expenses	(11,796,778)	(11,698,784)
Operating (loss) / income	(1,800,414)	2,332,416
Finance costs, net	(2,839,640)	(2,882,729)
Government grant income	606,971	824,687
Other income	241,493	19,882
(Loss) / income before income taxes	(3,791,590)	294,256
Income tax benefits / (expenses)	133,798	(2,114,010)
Net loss	$(3,657,792)	$(1,819,754)
Other comprehensive income
- Foreign currency translation adjustment	2,050,152	1,791,087
Comprehensive loss	$(1,607,640)	$(28,667)
Net loss per share:
- Basic	$(0.06)	$(0.03)
- Diluted	$(0.06)	$(0.03)
Weighted average number of shares of common stock:
- Basic	62,895,001	63,095,246
- Diluted	62,895,001	63,095,246

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of shareholders’ equity
For the three months ended December 31, 2010 and 2011
(Unaudited)

						Retained	Accumulated
	Shares of common stock			Additional		earnings /	other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	(accumulated	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	deficit)	income	shares	Amount	equity

Balance as of October 1, 2010	63,612,526	$63,613	$14,101,689	$124,551,522	$7,314,565	$(19,542,138)	$28,010,135	(721,030)	$(4,066,610)	$150,432,776

Net loss	-	-	-	-	-	(3,657,792)	-	-	-	(3,657,792)

Share-based compensation for employee stock awards	-	-	-	525,019	-	-	-	-	-	515,079

Issuance of common stock to non- employee directors	3,750	4	-	(4)	-	-	-	-	-	-

Appropriation to statutory reserves	-	-	-	-	330,738	(330,738)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	2,050,152	-	-	2,050,152

Balance as of December 31, 2010	63,616,276	$63,617	$14,101,689	$125,076,537	$7,645,303	$(23,530,668)	$30,060,287	(721,030)	$(4,066,610)	$149,350,155

Balance as of October 1, 2011	63,816,276	$63,817	$14,101,689	$126,135,472	$7,645,303	$(44,410,240)	$35,804,409	(721,030)	$(4,066,610)	$135,273,840

Net loss	-	-	-	-	-	(1,819,754)	-	-	-	(1,819,754)

Share-based compensation for employee stock awards	-	-	-	255,477	-	-	-	-	-	255,477

Appropriation to statutory reserves	-	-	-	-	140,854	(140,854)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	1,791,087	-	-	1,791,087

Balance as of December 31, 2011	63,816,276	$63,817	$14,101,689	$126,390,949	$7,786,157	$(46,370,848)	$37,595,496	(721,030)	$(4,066,610)	$135,500,650

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended December 31, 2010 and 2011
(Unaudited) (In US$)

	Three months ended December 31,
	2010	2011
Cash flow from operating activities
Net loss	$(3,657,792)	$(1,819,754)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,319,358	5,178,125
Provision for doubtful debts	3,060,868	1,053,939
Recovery of provision for obsolete inventories	-	(321,636)
Impairment charge	-	2,707,686
Share-based compensation	525,019	255,477
Deferred income taxes	(235,750)	2,110,627
Deferred revenue	(60,096)	(62,939)
Exchange (gain) / loss	(65,527)	164,869

Changes in operating assets and liabilities:
Trade accounts receivable	(7,871,723)	(20,225,712)
Inventories	(2,228,036)	12,688,338
Prepayments and other receivables	521,311	(2,003,045)
Accounts and bills payable	15,961,714	(1,027,864)
Accrued expenses and other payables	8,116,784	6,947,805

Net cash provided by operating activities	18,386,130	5,645,916

Cash flow from investing activities

Purchases of property, plant and equipment	(5,967,721)	(3,777,916)
Purchases of intangible assets	-	(463,779)

Net cash used in investing activities	$(5,967,721)	$(4,241,695)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended December 31, 2010 and 2011(continued)
(Unaudited)
(In US$)

	Three months ended December 31,
	2010	2011
Cash flow from financing activities

Proceeds from borrowings	$27,754,283	$37,817,913
Repayment of borrowings	(31,759,964)	(59,074,742)
(Increase) / decrease in pledged deposits	(6,757,619)	807,608

Net cash used in financing activities	(10,763,300)	(20,449,221)
Effect of exchange rate changes on cash and cash equivalents	283,148	61,539

Net increase / (decrease) in cash and cash equivalents	1,938,257	(18,983,461)
Cash and cash equivalents at the beginning of period	22,588,635	24,858,239

Cash and cash equivalents at the end of period	$24,526,892	$5,874,778

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to banks	$9,095,582	$4,827,214

Cash paid during the period for:
Income taxes	$-	$-

Interest, net of amounts capitalized	$2,402,600	$2,663,769

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011
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

Basis of Presentation and Organization

As of December 31, 2011, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008; and viii) Tianjin Meicai New Materials Technology Co., Ltd. (“Tianjin Meicai”), a wholly owned limited liability company established on February 22, 2011 in the PRC. As of December 31, 2011, BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

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

On November 16, 2007, BAK International contributed approximately US$20,000,000 capital to BAK Tianjin. The remaining US$79,990,000 was originally required to be fully contributed no later than December 11, 2008 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2009. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 2012. In August 2011, BAK International contributed approximately US$21,000,000 capital to BAK Tianjin and as of December 31, 2011, the total contribution from BAK International was US$50,000,000. BAK Tianjin is principally engaged in the manufacture of larger lithium ion batteries for use in cordless power tools and various types of vehicles.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
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
For the three months ended December 31, 2010 and 2011 (continued)
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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of December 31, 2011 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US GAAP.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

1.      Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2012. The Company’s consolidated balance sheet as of September 30, 2011 has been taken from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. These condensed interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

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

The Company has a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior periods and significant short-term debt obligations maturing in less than one year as of December 31, 2011 and for the three months ended December 31, 2011. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has continued to develop a strategic plan to generate a positive cash flow from operating activities for the fiscal year ending September 30, 2012 and 2013 (the “FY2012&2013 Turnaround Plan”). Under the FY2012&2013 Turnaround Plan, the Company will continue to increase the presence in OEM market both domestically and internationally with more aggressive marketing strategies to expand market share while securing the existing customer base. The Company will also continue implementing cost reductions on both manufacturing costs and operating expenses to improve profit margins as well as reduce receivable turnover days through stronger credit controls.

The accompanying condensed interim consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to the Company’s ability to continue as a going concern.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

1.      Principal Activities, Basis of Presentation and Organization (continued)

Recently Issued Accounting Standards

The FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies. The adoption of ASU 2011-02 has no material impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintance implementation guidance related to that criterion. The guidance in this ASU update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2011-3 on its financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

1.      Principal Activities, Basis of Presentation and Organization (continued)

Recently Issued Accounting Standards (continued)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU updated, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” was issued. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this ASU update are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The Company is currently evaluating the impact of the adoption of ASU 2011-05 and ASU 2011-12 on its financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (December 2011)”. This amendment is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. The amendments in this ASU update are to be applied retrospectively. This amendments is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure required for all comparative periods presented. The Company is currently evaluating the impact of the adoption of ASU 2011-11 on its financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

2.      Pledged Deposits

Pledged deposits as of September 30, 2011 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2011	2011
Pledged deposits with banks for:
Construction payable	$4,170,122	$3,407,616
Bills payable	1,555,465	1,575,279
	$5,725,587	$4,982,895

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3.      Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2011 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2011	2011
Trade accounts receivable	$104,065,501	$133,575,522
Less: Allowance for doubtful accounts	(26,494,550)	(27,327,488)
	77,570,951	106,248,034
Bills receivable	10,690,316	2,993,492
	$88,261,267	$109,241,526

An analysis of the allowance for doubtful accounts for the three months ended December 31, 2010 and 2011 is as follows:

	Three months ended December 31,
	2010	2011
Balance at beginning of period	$23,354,925	$26,494,550
Addition of bad debt expense, net	3,048,943	498,325
Foreign exchange adjustment	342,722	334,613

Balance at end of period	$26,746,590	$27,327,488

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended December 31, 2009 and 2010 (continued)
(Unaudited)

4.      Inventories, net

Inventories as of September 30, 2011 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2011	2011
Raw materials	$21,294,868	$19,781,767
Work-in-progress	9,366,491	9,783,302
Finished goods	43,605,308	32,818,407

	74,266,667	62,383,476
Provision for obsolete inventories	(7,125,699)	(6,890,459)

	$67,140,968	$55,493,017

Part of the Company’s inventories with carrying value of US$23,495,137 and US$23,788,379 as of September 30, 2011 and December 31, 2011, respectively, was pledged as collateral under certain loan agreements (see Note 7).

5.      Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2011 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2011	2011
Prepayments for raw materials and others	$1,271,520	$1,709,835
Other receivables	4,665,485	6,315,713
Less: Allowance for doubtful accounts	(694,587)	(1,263,259)

	$5,242,418	$6,762,289

6.      Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2011 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2011	2011
Buildings	$127,025,347	$129,644,128
Machinery and equipment	159,355,671	165,826,387
Office equipment	2,519,208	2,559,988
Motor vehicles	1,453,456	1,458,619
	290,353,682	299,489,122
Accumulated depreciation	(80,673,667)	(86,615,275)
Construction in progress	45,305,701	41,793,429
Prepayment for acquisition of property, plant and equipment	1,466,207	1,792,444
Assets held for abandonment	744,356	753,646
Net book value	257,196,279	257,213,366

Impairment charge	(13,958,165)	(16,861,447)

Carried amount	$243,238,114	$240,351,919

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

6.      Property, Plant and Equipment, net (continued)

(i) Depreciation expense for the three months ended December 31, 2010 and 2011 is included in the condensed interim consolidated statements of operations and comprehensive loss as follows:

	Three months ended December 31,
	2010	2011
Cost of revenues	$3,321,155	$3,708,478
Research and development expenses	57,749	140,347
Sales and marketing expenses	123,983	43,765
General and administrative expenses	628,642	822,382
	$4,131,529	$4,714,972

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices and factories.

For the three months ended December 31, 2010 and 2011, the Company capitalized interest of US$117,079 and US$124,854 respectively to the cost of construction in progress.

(iii) Pledged Property, Plant and Equipment

As of September 30, 2011 and December 31, 2011, machinery and equipment with net book value of US$56,376,435 and US$54,341,186 of the Company were pledged as collateral under certain loan arrangements (see Notes 7 and 8).

(iv) Assets held for abandonment

Assets held for abandonment as of September 30, 2011 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2011	2011
Net book value	$744,356	753,646
Less: impairment charge	(744,356)	(753,646)
Carried amount	$-	-

The carried amount as of September 30, 2011 and December 31, 2011 composed of the machinery and equipment relating to steel-case cell production line and certain used assets which have been written down to nil.

(v) Impairment Charge

During the course of the Company’s strategic review of its operations. the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of approximately US$ 2.7 million for the three months period ended December 31, 2011. No impairment charged for the three months period ended December 31, 2010.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

7.      Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	September 30,	December 31,
	2011	2011
Inventories (Note 4)	$23,495,137	$23,788,379
Machinery and equipment, net (Note 6)	25,333,574	25,949,874
	$48,828,711	$49,738,253

As of September 30, 2011 and December 31, 2011, the Company had several short-term bank loans with aggregate outstanding balances of US$139,706,153 and US$130,889,802, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 5.10% to 7.21% per annum, and had maturity dates ranging from 3 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of December 31, 2011, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$61,056,838 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of December 31, 2011, the aggregate net book value of the buildings and land use rights in relation to the land use rights certificate was US$127,119,640.

8.      Long-term Bank Loans

As of September 30, 2011 and December 31, 2011, the Company had long-term bank loans of US$38,470,278 and US$28,085,734, respectively. As of December 31, 2011, US$20,156,274 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 5.94% per annum. This long-term bank loan is repayable on February 28, 2016.

Two other long-term loans totaled an aggregate borrowed amount of US$7,929,460 as of December 31, 2011. These loans were borrowed under a five-year long-term loan credit facility from Shenzhen Eastern Branch, Agricultural Bank of China, and carry interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan of US$6,343,568 currently carries interest at 5.184% per annum and is repayable on January 25, 2012. The second loan of US$1,585,892 currently carries annual interest of 5.184% and is repayable on January 25, 2012.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) is secured by the property ownership and land use rights certificate relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

8.      Long-term Bank Loans (continued)

The long-term bank loan with Shenzhen Eastern Branch, Agricultural Bank of China is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by the Company’s machinery and equipment with carrying values of US$28,391,312 as of December 31, 2011 (see Note 6); and (iii) secured by the property ownership certificate and land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used in the campus subsequent to such construction.

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of December 31, 2011 are as follows:

Fiscal years ending on December 31,
2012	$7,929,460
2013 or after	20,156,274

$28,085,734

9.      Other Long-term Loan

As of December 31, 2011, the Company obtained interest-free advances of US$2,487,979 from Tianjin Aifuyi Auto Parts. Co. Ltd..

10.     Deferred Revenue

Deferred revenue represents a government grant of subsidy for additional cost of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon of 35 years.

11.     Other Long-term Payables

Other long-term payables as of December 31, 2011 include a government subsidy of approximately US$7,888,000 received for the Company’s automated high-power lithium battery project from the National Development and Reform Commission and the Ministry of Industry and Information Technology as well as government subsidy of approximately US$3,261,000 received for the Company’s various research and development projects.

12.    Share-based Compensation

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

12.    Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the three months ended December 31, 2011 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2011	605,000	$3.28
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2011	605,500	$3.28	1.5 years	$-

Exercisable as of December 31, 2011	605,500	$3.28	1.0 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2011 (US$0.63) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$24,884 for the three months ended December 31, 2010, in respect of share options granted on June 25, 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively. No non-cash share-based compensation expense was recorded for the three months ended December 31, 2011.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of December 31, 2011, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

12.    Share-based Compensation (continued)

Pursuant to the Plan, the Company also granted options to purchase 360,000 shares of common stock with an exercise price of US$4.30 per share on January 28, 2008. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from April 28, 2008 to January 28, 2011 according to each employee’s respective agreement.

A summary of share option plan activity for these options during the three months ended December 31, 2011 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2011	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2011	360,000	$4.30	1.1 years	$-

Exercisable as of December 31, 2011	360,000	$4.30	1.1 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2011 (US$0.63) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$12,057 for the three months ended December 31, 2010, in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively. No non-cash share-based compensation expense was recorded for the three months ended December 31, 2011.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of December 31, 2011, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

12.    Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the three months ended December 31, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2011	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2011	1,250,000	$4.18	1.9 years	$-

Exercisable as of December 31, 2011	980,000	$4.18	0.75 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2011 (US$0.63) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$71,456 and US$6,308 for the three months ended December 31, 2010 and 2011 respectively, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of December 31, 2011, there were unrecognized compensation costs of US$10,216 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.3 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

12.    Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the three months ended December 31, 2011 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2011	1,643,355	$2.81
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2011	1,643,355	$2.81	4.4 years	$-

Exercisable as of December 31, 2011	673,280	$2.81	4.4 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2011 (US$0.63) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was US$2.46 per share. The Company recorded non-cash share-based compensation expense of US$287,740 and US$159,014 for the three months ended December 31, 2010 and 2011, respectively, in respect of share options granted on June 22, 2009, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
%
Risk-free interest rate	3.69

As of December 31, 2011, there were unrecognized compensation costs of US$682,198 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.2 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

12.    Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the three months ended December 31, 2011 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2011	75,000	$3.24
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2011	75,000	$3.24	4.4 years	$-

Exercisable as of December 31, 2011	26,250	$3.24	4.4 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2011 (US$0.63) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was US$2.86 per share. The Company recorded non-cash share-based compensation expense of US$13,814 and US$8,709 for the three months ended December 31, 2010 and 2011, respectively, in respect of share options granted on June 26, 2009, which was allocated to research and development expenses.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	113.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of December 31, 2011, there were unrecognized compensation costs of US$38,847 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.0 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

12.    Share-based Compensation (continued)

On April 8, 2010, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase 100,000 shares of the Company’s common stock to certain key management with an exercise price of US$2.43 per share. In accordance with the vesting provisions of the grants, the options will become vested and exercisable in eight equal installments beginning on each quarter after September 30, 2011.

A summary of share option plan activity for these options during the three months ended December 31, 2011 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2011	100,000	$2.43
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2011	100,000	$2.43	5.7 years	$-

Exercisable as of December 31, 2011	25,000	$2.43	5.7 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2011 (US$0.63) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on April 8, 2010 was US$1.41 per share. The Company recorded non-cash share-based compensation expense of US$16,639 and US$10,516 for the three months ended December 31, 2010 and 2011 in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of December 31, 2011, there were unrecognized compensation costs of US$33,632 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.5 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

12.    Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the three months ended December 31, 2011 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2011	160,800	$1.28
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2011	160,800	$1.28	5.3 years	$-

Exercisable as of December 31, 2011	26,800	$1.28	5.3 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2011 (US$0.63) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 26, 2011 was US$0.65 per share. No non-cash share-based compensation expense was recorded for the three months ended December 31, 2010. The Company recorded non-cash share-based compensation expense of US$16,856 for the three months ended December 31, 2011 in respect of share options granted on May 26, 2011, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on May 26, 2011 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	50.90%
Expected dividends	Nil
Expected life	6.0 years
Risk-free interest rate	3.06%

As of December 31, 2011, there were unrecognized compensation costs of US$56,412 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.4 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

12.    Share-based Compensation (continued)

 (ii) Restricted Shares

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

The Company recorded non-cash share-based compensation expense of US$91,575 and US$54,074 for the three months ended December 31, 2010 and 2011 respectively in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of December 31, 2011, there were unrecognized stock-based compensation costs of US$236,146 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 2.0 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the Stock Option Plan for the three months ended December 31, 2010 and 2011.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

13.    Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the three months ended December 31, 2011 attributable to equity shareholders of $1,819,754 (three months ended December 31, 2010: $3,657,792) and the weighted average number of shares of common stock of 63,095,246 issued and outstanding during the three months ended December 31, 2011 (three months ended December 31, 2010: 62,895,001).

The effects of 4,586,855 shares of stock options, 507,500 shares of restricted stock and 1,447,500 warrants outstanding during the three months ended or as of December 31, 2010 were all anti-dilutive and the effects of 4,143,155 shares of stock options and 300,000 shares of restricted stock during the three months ended or as of December 31, 2011, also were all anti-dilutive. As such, basic and diluted net loss per share for the three months ended December 31, 2010 and 2011 are the same.

14.    Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instrument for which fair value was not elected. Except for other long-term loan disclosed as below, the carrying amounts of other financial assets and liabilities approximated their fair value due to short maturities or the applicable interest rates approximating the current market value:

As of September 30, 2011		As of December 31, 2011
Carrying amount	Fair value	Carrying amount	Fair value
$2,457,309	$2,230,726	$2,487,979	$2,295,698

15.    Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2011 and December 31, 2011, the Company had the following contracted capital commitments:

	September 30,	December 31,
	2011	2011
For construction of buildings	$7,847,376	$9,330,965
For purchases of equipment	3,511,966	3,089,836

	$11,359,342	$12,420,801

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

15.    Commitments and Contingencies (continued)

(ii) Land Use Rights and Property Ownership Certificate (continued)

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of December 31, 2011, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid. However, management believes that this possibility, while present, is remote.

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

On July 2, 2010, the Company purchased insurance for its manufacturing facilities in Tianjin, China. Under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities in Tianjin is RMB220,991,420 (approximately $33.0 million) for the period from July 2, 2010 to July 2, 2011. As of December 31, 2011, under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities in Tianjin is RMB329,666,477 (approximately $51.6 million) for the period from July 2, 2011 to July 2, 2012.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

15.    Commitments and Contingencies (continued)

(iii) Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30,	December 31,
	2011	2011

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,349,514	$2,378,838
Guaranteed for Shanghai Global Children Products Co. Ltd. - a non-related party	1,566,342	792,946

Guaranteed for Tianjin Bike New Energy Research Institute - a non- related party	7,831,712	7,929,460

Guaranteed for Shenzhen Yasu Technology Co. Ltd. - a non-related party	9,398,055	9,515,352
	$21,145,623	$20,616,596

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it immaterial to the condensed interim consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of December 31, 2011.

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

The Company’s outstanding discounted and transferred bills as of September 30, 2011 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
	2011	2011

Bank acceptance bills	$2,049,540	$4,827,214

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

16.    Significant Concentrations

(a) Customers and Credit Concentrations

The Company had only one customer that individually comprised 10% or more of net revenue for the three months ended December 31, 2010 and 2011 respectively, as follows:

	Three months ended December 31
	2010		2011

Jiangsu Huatiantong Technology Co. Ltd.	$7,036,640	11%	$6,596,434	9%
Shenzhen Fuheqing Co., Ltd.	$3,097,021	5%	$10,784,288	15%
Total	$10,133,661	16%	$17,380,722	24%

As of December 31, 2010 and 2011, approximately 6% and 8% of gross trade accounts receivable was due from Jiangsu Huatiantong Technology Co., Ltd. respectively, and approximately 5% and 6% of gross trade accounts receivable was due from Shenzhen Fuheqing Co., Ltd. respectively.

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2011 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2010 and 2011 (continued)
(Unaudited)

17.    Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. During the three months ended December 31, 2011, the Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the three months ended December 31, 2010 and 2011 were as follows:

Net revenues by product:

	Three months ended December 31,
	2010		2011
		%		%

Aluminum-case cell	$30,597,741	48.16	$34,250,788	47.73
Battery pack	16,898,310	26.60	20,838,921	29.04
Cylindrical cells	10,470,639	16.48	12,972,890	18.08
Lithium polymer cells	3,464,629	5.45	2,633,669	3.67
High-power lithium battery cells	2,098,900	3.31	1,058,689	1.48
	$63,530,219	100.00	$71,754,957	100.00

Net revenues by geographic area:

	Three months ended December 31,
	2010		2011
		%		%

PRC Mainland	$48,189,095	75.86	$58,773,767	81.91
PRC Taiwan	9,315,786	14.66	6,521,674	9.09
India	1,889,702	2.98	2,534,635	3.53
Hong Kong, China	2,791,600	4.39	2,410,783	3.36
Others	1,344,036	2.11	1,514,098	2.11
	$63,530,219	100.00	$71,754,957	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

18.    Subsequent Events

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

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

  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

  “SEC” are to the United States Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended; and

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

We are a leading global manufacturer of lithium-based battery cells. We produce battery cells for original equipment manufacturer, or OEM, customers and replacement battery manufacturers that are the principal component of rechargeable batteries commonly used to power the following applications:

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

During the fiscal quarter ended December 31, 2011, we continued to explore and capitalize on opportunities to generate additional sources of revenue through new product offerings. Development continued on new cylindrical battery cell products for use in notebook computers to increase market share and improve gross margin. We persisted in seeking an increase in market share for our prismatic battery cells for the tier 1 OEM markets in China and overseas. To that end, projects with domestic tier 1 OEM customers were carried out smoothly during the quarter. We also continued to focus on making substantial improvements to our polymer battery production lines as polymer is the most in-demand lithium-ion product in the ultra-thin smartphone and tablet computers markets. In addition, we acquired new customers for our high-power lithium battery cells while maintaining existing customers for electric bicycles and other electric vehicles in China

In addition, we continued to pursue opportunities to reduce costs of revenue and improve gross margin. We continued to expand our products’ use in high-end markets in order to increase our sales prices, and reduce manufacturing costs and purchase costs of raw materials.

In the near-term, we anticipate continuing operating challenges due to a number of trends facing our business, including the increasing competition from foreign and domestic battery cell manufacturers in China and the weak global economy. These challenges may impede our primary strategy to increase our revenues and gross margin through product diversification and manufacturing efficiencies. In response, we will continue to take cost-cutting actions and make prudent sales plans.

To help us finance and expand our operations, we had access to $230.7 million in short-term credit facilities and $23.8 million in long-term credit facilities as of December 31, 2011. As of December 31, 2011, the principal outstanding amounts included short-term bank loans of $130.9 million under credit facilities, long-term bank loans of $7.9 million maturing within one year and long-term bank loans of $20.2 million maturing in over one year, and bills payable of $64.6 million under credit facilities, leaving $45.6 million of short-term funds available under our credit facilities for additional cash needs.

We had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior periods as at December 31, 2011 and significant short-term debt obligations maturing in less than one year. These factors raise substantial doubts about our ability to continue as a going concern. Accordingly, we have continued to develop a strategic plan to continue to generate a positive cash flow from operating activities for the fiscal years ending September 30, 2012 and 2013. Under this plan, we will continue to increase our presence in the OEM market both domestically and internationally with more aggressive marketing strategies to expand and secure our market base. We will also continue to implement reductions of both manufacturing costs and operating expenses to improve profit margins as well as reduce receivable turnover days through stronger credit controls.

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of our fiscal year ended September 30, 2012:

  Net revenues: Net revenues increased by $8.2 million, or 12.9%, to $71.8 million for the three months ended December 31, 2011, from $63.5 million for the same period in 2010.

  Gross profit: Gross profit increased by $4.0 million, or 40.4%, to $14.0 million for the three months ended December 31, 2011, from $10.0 million for the same period in 2010.

  Operating income(loss): Operating income was $2.3 million for the three months ended December 31, 2011, from operating loss of $1.8 million for the same period in 2010.

  Net loss: Net loss was $1.8 million for the three months ended December 31, 2011, a decrease of $1.8 million, or 50.2%, from $3.7 million for the same period in 2010.

  Fully diluted net loss per share: Fully diluted net loss per share was $0.03 for the three months ended December 31, 2011, as compared to $0.06 for the same period in 2010.

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

Research and development expenses. Research and development expenses primarily consist of remuneration for R&D staff, share-based compensation, depreciation and maintenance expenses relating to R&D equipment, and R&D material costs.

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

Government grant income. Government grant income for the three months ended December 31, 2011 mainly consisted of receipt of grants to fund certain lithium battery research projects and to subsidize the payment for land use rights of BAK Industrial Park. No present or future obligation arises from the receipt of such amount.

Finance costs, net. Finance costs consist primarily of interest income, interest on bank loans, net of capitalized interest, and bank charges.

Income taxes. On March 16, 2007, the National People’s Congress of China passed a new enterprise income tax law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. The EIT Law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic enterprises and foreign invested enterprises, or FIEs. The EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments.

Shenzhen BAK and BAK Electronics are both recognized as “Manufacturing Enterprise Located in Special Economic Zone.” As a result, they have been entitled to certain preferential tax rates. Shenzhen BAK’s income tax rates after consideration of its tax concessions are 15% for both calendar years 2010 and 2011 and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. BAK Electronics’ income tax rates are now 11% and 24% for calendar years 2010 and 2011, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the calendar year 2011 due to the current tax losses carried forward from calendar year 2009 and 2010. BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses.

Our Canadian, German, Indian, and Hong Kong subsidiaries—BAK Canada, BAK Europe, BAK India, and BAK International—are subject to profits taxes in their respective countries at rates of 38%, 25%, 30%, and 16.5%, respectively. However, because they do not have any assessable income derived from or arising in those countries, they have not paid any such tax.

Our effective tax expense rate was 718.4% for the three months ended December 31, 2011, and our effective tax benefit rate was 3.5% for the three months ended December 31, 2010. Dramatic increase was come from allowance of deferred tax provision made in prior years.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended
	December 31,
	2011	2010	$ Change	% Change
Net revenues	$71,755	$63,530	$8,225	12.9
Cost of revenues	57,724	53,534	4,190	7.8
Gross profit	14,031	9,996	4,035	40.4
Operating expenses:
Research and development expenses	1,244	1,645	(401)	(24.4)
Sales and marketing expenses	1,958	2,273	(315)	(13.9)
General and administrative expenses	5,789	7,879	(2,090)	(26.5)
Impairment charge	2,708	-	2,708	100
Total operating expenses	11,699	11,797	(97)	(0.8)
Operating income / (loss)	2,332	(1,801)	4,133	(229.5)
Finance costs, net	2,882	2,840	42	1.5
Government grant income	825	607	218	35.9
Other income	19	241	(212)	(87.9)
Income tax (expenses) / benefits	(2,114)	134	(2,248)	(1677.6)
Net loss	$(1,820)	$(3,659)	$1,839	(50.2)

Net revenues. Net revenues were $71.8 million for the three months ended December 31, 2011, as compared to $63.5 million for the same period in 2010, an increase of $8.2 million, or 12.9% .

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

		Three Months Ended December 31,
		2011	2010
Prismatic cells	$
Aluminum-case cells		34,251	30,597
Battery packs		20,839	16,898
Cylindrical cells		12,973	10,470
Lithium polymer cells		2,634	3,465
High-power lithium battery cells		1,058	2,100
Total		$71,755	63,530

Net revenues from sales of aluminum-case cells increased to $34.3 million in the three months ended December 31, 2011, from $30.6 million in the same period in 2010, an increase of $3.7 million, or 11.9%, resulting from sales volume increase of 9.5% driven by an increase in sales to the domestic (PRC) OEM market and an increase of 12.5% in our average selling price.

Net revenues from sales of battery packs increased to $20.8 million in the three months ended December 31, 2011, from $16.9 million in the same period in 2010, an increase of $3.9 million, or 23.3% . This resulted from an increase in sales volume of 29.6% from increased export and domestic market sales to new customers as some of our smaller competitors left the market, and a 41.5% increase in average selling price.

Net revenues from sales of cylindrical cells increased to $13.0 million in the three months ended December 31, 2011, from $10.5 million in the same period in 2010, an increase of $2.5 million, or 23.9% . This resulted from an increase in sales volume of 22.3% due to increased export and domestic sales to new customers as some of our smaller competitors left the market.

We sold $2.6 million in lithium polymer cells for the three months ended December 31, 2011, compared to $3.5 million in lithium polymer cells in the same period in 2010, a decrease of $831,000, or 24.0%, resulting from a decrease of 28.3% in sales volume , offset by an increase of 5.4% in our average selling price.

We also sold approximately $1.1 million in high-power lithium battery cells for the three months ended December 31, 2011, as compared to $2.1 million in high-power lithium battery cells in the same period in 2010.

Cost of revenues. Cost of revenues increased to $57.7 million for the three months ended December 31, 2011, as compared to $53.5 million for the same period in 2010, an increase of $4.2 million, or 7.8% . The increase in cost of revenues was due to an increase in cylindrical cells sales volume over the three months ended December 31, 2011.

Gross profit. Gross profit for the three months ended December 31, 2011 was $14.0 million, or 19.6% of net revenues, as compared to gross profit of $10.0 million, or 15.7% of net revenues, for the same period in 2010. Our increase in gross profit as a percentage of net revenues was largely due to an increase in average selling prices of the Company’s cylindrical batteries, which significantly increased the gross margin of the Company’s cylindrical battery products. The Company also benefited from an increase in gross profit from sales its prismatic battery products as a result of additional direct sales of battery packs to OEM cell phone manufacturers driven by strong customer demand.

Research and development expenses. Research and development expenses decreased to $1.2 million for the three months ended December 31, 2011, as compared to $1.6 million for the same period in 2010, a decrease of $401,000, or 24.4% . This decrease was mainly due to a decrease in research funds by approximately $315,000 as a result of a decrease in R&D projects.

Sales and marketing expenses. Sales and marketing expenses decreased to $2.0 million for the three months ended December 31, 2011, as compared to $2.3 million for the same period in 2010, a decrease of $315,000, or 13.9%, primarily due to decreased packing and transportation expenses of $94,000, depreciation of $80,000 and repair and maintenance expenses of $56,000, resulting from improved cost control under our strategic plan. As a percentage of revenues, sales and marketing expenses have decreased to 2.7% for the three months ended December 31, 2011, from 3.6% for the same period in 2010, primarily due to the increase in revenues from the sales over the three months ended December 31, 2011.

General and administrative expenses. General and administrative expenses decreased to $5.8 million, or 8.1% of revenues, for the three months ended December 31, 2011 as compared to $7.9 million, or 12.4% of revenues, for the same period in 2010, a decrease of $2.1 million, or 26.5% . The primary reason for the decrease was that provision for bad debt expenses decreased by $2.0 million over the three months ended December 31, 2011, compared to the three months ended December 31, 2010.

Property, plant and equipment impairment charge. Property, plant and equipment impairment charge increased to $2.7 million for the three months ended December 31, 2011. No impairment charge was recorded for the three months ended December 31, 2010. During the course of our strategic review of our operations for the three months ended December 31, 2011, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $2.7 million, from an assessment that the total net book value of assets grouped together was higher than its undiscounted cash flows from the identified cash-generating unit.

Operating income (loss). As a result of the above, operating income totaled $2.3 million for the three months ended December 31, 2011, as compared to an operating loss of $1.8 million for the same period in 2010. As a percentage of net revenues, operating income was 3.3% for the three months ended December 31, 2011, as compared to the loss of 2.8% for the same period in 2010.

Finance costs, net. Finance costs, net, increased to $2.9 million for the three months ended December 31, 2011, as compared to $2.8 million for the same period in 2010, an increase of $42,000, or 1.5% . The slight increase in net finance costs is mainly attributable to an increase in the average bank loan interest rates on both our short-term and long-term bank loans and in discounts charged for bills receivable recognized over the three months ended December 31, 2011.

Government grant income. Government grant income was $825,000 for the three months ended December 31, 2011, as compared to $607,000 for the same period in 2010. Government grant income for the three months ended December 31, 2011 mainly consisted of government grant funds as follows: $757,000 to fund certain lithium battery research projects and $68,000 represented amortization of government subsidies received in relation to the additional cost of the land use rights of BAK Industrial Park. No present or future obligation arose from the receipt of such government subsidies.

Income tax (expense) / benefit. Income tax expense was $2.1 million for the three months ended December 31, 2011, as compared to income tax benefit of $134,000 for the same period in 2010. The change was the result of an increase of the allowance for deferred tax assets that may not be realized during the three months ended December 31, 2011.

Net loss. As a cumulative result of the foregoing, we had a net loss of $1.8 million for the three months ended December 31, 2011, compared to $3.7 million for the three months ended December 31, 2010.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of December 31, 2011, we had cash and cash equivalents of $5.9 million. In addition, we had pledged deposits amounting to $5.0 million. Typically, banks will require borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from three to twelve months which coincides with the periods the cash remains pledged to the banks. As of December 31, 2011, we had access to $230.7 million in short-term credit facilities and $23.8 million in long-term credit facilities.

As of December 31, 2011, the principal outstanding amounts included short-term bank loans of $130.9 million under credit facilities, long-term bank loans of $7.9 million maturing within one year and long-term bank loans of $20.2 million maturing in over one year, and bills payable of $64.6 million under credit facilities, leaving $45.6 million of short-term funds available under our credit facilities for additional cash needs.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
(All amounts in thousands of U.S. dollars)

	Three Months Ended December 31,
	2011	2010
Net cash provided by operating activities	$5,646	$18,386
Net cash used in investing activities	(4,241)	(5,968)
Net cash used in financing activities	(20,449)	(10,763)
Effect of exchange rate changes on cash and cash equivalents	61	283
Net (decrease) / increase in cash and cash equivalents	(18,983)	1,938
Cash and cash equivalents at beginning of the period	24,858	22,589
Cash and cash equivalents at end of the period	$5,875	$24,527

Operating Activities

Net cash provided by operating activities was $5.6 million in the three months ended December 31, 2011, as compared with $18.4 million in net cash provided by operating activities in the same period in 2010. The decrease of $12.7 million in net cash provided by operating activities was mainly attributable to the settlement of overdue accounts payables to our suppliers.

Investing Activities

Net cash used in investing activities decreased to $4.2 million in the three months ended December 31, 2011 from $6.0 million in the same period in 2010. The net cash used in investing activities for the three months ended December 31, 2011, was mainly used for the procurement of machinery and equipment for our high-power lithium battery cell line and construction of our Research and Development Test Centre in Shenzhen.

Financing Activities

Net cash used in financing activities increased to $20.4 million in the three months ended December 31, 2011 from $10.8 million in the same period in 2010. This was mainly attributable to a $7.6 million decrease in cash deposits at banks as collateral and an increase in borrowings, net of repayments, of $17.3 million.

As of December 31, 2011, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

				Amount
				Borrowed
		Maximum		(includes bank
		Amount		loans and bills
		Available		payable)
Short-term credit facilities:	$		$
Agricultural Bank of China		63,436		61,057
Shenzhen Development Bank		31,718		23,788
China CITIC Bank		16,652		6,344
Bank of China		71,365		67,509
China Everbright Bank		19,031		13,956
Bank of Communications		7,929		301
Tianjin Branch, Bank of Dalian		12,687		7,929
Subtotal—Short-term credit facilities		$222,818		$180,884
Long-term credit facilities:
China Development Bank		23,788		20,156
Agricultural Bank of China		7,929		7,929
Subtotal—Long-term credit facilities		$31,717		$28,085
Additional Lines of Credit:
Shenzhen Branch, Bank of China				13,477
Tianjin Branch, Bank of Dalian				1,157
Subtotal—Lines of credit				$14,634
Total		$254,535		$223,603

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $130.9 million, long-term bank loans of $7.9 million maturing within one year and long-term bank loans of $20.2 million maturing in over one year, and bills payable of $64.6 million. For the purpose of presentation, the effect of increases in bills payable balances is included in operating activities in the statements of cash flows.

During the three months ended December 31, 2011, we repaid borrowings under loans totaling approximately $59.1 million, renewed two comprehensive credit facility agreements with aggregate maximum loan amounts of approximately $84.1 million, and borrowed amounts totaling approximately $37.9 million. The material financing terms of these borrowings are described below.

On November 30, 2011, we renewed our comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch, or Agricultural Bank – Shenzhen Branch, to provide a maximum loan amount of RMB 450 million (approximately $71.4 million), including RMB 400 million (approximately $63.4 million) of one-year term credit facilities and RMB 50 million (approximately $7.9 million) of five-year term credit facilities. This comprehensive credit facility agreement renewed a predecessor credit facility agreement between Shenzhen BAK and Agricultural Bank –Shenzhen Branch dated November 15, 2010 and governs all loans that were subject to the predecessor agreement at the time of the renewal. New loans may be drawn under this credit facility from November 30, 2011 through November 24, 2012, with the term of the loan established at the time each new loan is drawn, except as to funds borrowed under a loan agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 23, 2006 and effective December 18, 2006, or the 2006 Loan Agreement, which may be drawn at any time within five years of December 18, 2006, and which will mature five years after such funds are drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans that are subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with Agricultural Bank – Shenzhen Branch relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to Agricultural Bank – Shenzhen Branch relative to its indebtedness to all financial institutions combined (referred to as the “Percentages Undertaking”). The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with Agricultural Bank –Shenzhen Branch or applicable financial institutions and the amount of foreign currencies deposited with Agricultural Bank – Shenzhen Branch or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of Agricultural Bank – Shenzhen Branch prior to the expiration of all loans under this credit facility (this undertaking and the Percentages Undertaking are collectively referred to as the “Undertakings”). The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park. In the event that Shenzhen BAK breaches any of the Undertakings or any guaranteed party breaches any of its guaranty obligations, Agricultural Bank – Shenzhen Branch may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of all loan amounts governed by this credit facility.

As of December 31, 2011, we had six outstanding short-term loans under the comprehensive credit facility with Agricultural Bank – Shenzhen Branch, totaling approximately $61.0 million, carrying annual interest range from 100% to 110% of the benchmark rate of the PBOC, adjusted quarterly. The first loan, of approximately $9.5 million, carried annual interest at the benchmark rate of the PBOC and will be due on April 13, 2012. The second loan, of approximately $11.9 million, carried annual interest at the benchmark rate of the PBOC and will be due on April 14, 2012. The third loan, of approximately $14.3 million, carried annual interest at the benchmark rate of the PBOC and will be due on April 18, 2012. The fourth loan, of approximately $11.9 million, carried annual interest at 95% of the benchmark rate of the PBOC and was due on December 21, 2011. The fourth loan was repaid on November 10, 2011 and replaced with another loan for approximately $9.5 million under a loan agreement dated November 10, 2011, bearing annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted monthly, repayable on May 9, 2012. The fifth loan, of approximately $7.9 million, carried annual interest at the benchmark rate of the PBOC and was due on January 11, 2012. The sixth loan, of approximately $7.9 million, carried annual interest at the benchmark rate of the PBOC and was due on January 18, 2012. Each of the loan agreements specifically provided for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies.

As of December 31, 2011, we also had three five-year term loans totaling approximately $7.9 million under the Agricultural Bank – Shenzhen Branch comprehensive credit facility carrying interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan, of approximately $4.7 million, carried annual interest of 5.985% and was due on January 25, 2012. The second loan, of approximately $1.6 million, carried annual interest of 5.805% and was due on January 25, 2012. The third loan, of approximately $1.6 million, carried annual interest of 5.805% and was due on January 25, 2012. These five-year term loans were specifically: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by Shenzhen BAK’s machinery and equipment with carrying values of approximately $28.3 million as of December 31, 2011; and (iii) secured by the property ownership and land use rights certificates with an aggregate net book value of $127.1 million as of December 31, 2011 in relation to the land on which Shenzhen BAK’s corporate campus had been constructed and any machinery and equipment purchased and used at the campus subsequent to such construction.

On November 22, 2011, we renewed our comprehensive credit facility agreement with Tianjin Branch, Bank of Dalian, to provide a maximum loan amount of RMB 80 million (approximately $12.7 million). Loans may be drawn at any time over the period from November 22, 2011 to November 21, 2012 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Shenzhen BAK Battery Co., Ltd. and Mr. Xiangqian Li. During the fiscal quarter ended December 31, 2011, we had a loan of approximately $6.3 million under a loan agreement dated October 27, 2010, bearing annual interest of 6.116%, adjusted monthly, repayable on October 26, 2011. We repaid this loan on October 26, 2011 and borrowed another loan of approximately $7.9 million under a loan agreement dated November 24, 2011, bearing annual interest at 130% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted in line with the adjustment of the benchmark rate, repayable on November 23, 2012 under this credit facility agreement.

As of December 31, 2011, we had a comprehensive credit facility agreement with Shenzhen Branch, China Citic Bank, or China Citic Bank, to provide a maximum loan amount of RMB 105 million (approximately $16.6 million). Loans may be drawn at any time from May 6, 2011 to May 6, 2012 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of December 31, 2011, we had borrowed $6.3 million under a loan, currently carrying annual interest at 110% of the benchmark rate announced by the People’s Bank of China, or the PBOC, with a rate in line with the benchmark interest rate adjustment of the PBOC under this credit facility, and is due on June 3, 2012.

As of December 31, 2011, we had a comprehensive credit facility agreement with Shenzhen Longgang Branch, Bank of China, or Bank of China, to provide a maximum loan amount of RMB 450 million (approximately $71.4 million). Loans may be drawn at any time from May 3, 2011 to May 3, 2012 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of December 31, 2011, we had four outstanding short-term loans under the comprehensive credit facility totaling $31.7 million. The first loan, of approximately $7.9 million, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on July 26, 2012. The second loan, of approximately $7.9 million, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on July 28, 2012. The third loan, of approximately $7.9 million, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on August 2, 2012, and $35.8 million of notes payable under this credit facility agreement. The fourth loan, of approximately $7.9 million, carried annual interest at 95% of the benchmark rate of the PBOC and was due on November 9, 2011. The fourth loan was repaid on November 9, 2011 and was replaced with another loan for approximately $7.9 million which carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on November 7, 2012. In addition, we had also borrowed $13.5 million of notes payable separate from the credit facility.

As of December 31, 2011, we had a comprehensive credit facility agreement with Shenzhen Development Bank, Longgang Branch, or Shenzhen Development Bank, to provide a maximum loan amount of RMB 200 million (approximately $31.7 million). Loans may be drawn at any time from January 26, 2011 to January 18, 2012 and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and also was secured by $23.5 million of inventory. As of December 31, 2011, we had three outstanding short-term loans under the comprehensive credit facility with Shenzhen Development Bank totaling approximately $23.8 million. The first loan, dated January 25, 2011, was approximately $11.1 million, carried a floating interest rate equal to the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and was repayable on January 24, 2012. The first loan was repaid on October 19, 2011 and replaced with another loan for approximately $11.1 million under a loan agreement dated October 19, 2011, bearing annual interest at 107% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, repayable on July 18, 2012. The second loan, dated January 30, 2011, was approximately $9.5 million, carried a floating interest rate equal to the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and was repayable on January 29, 2012. The second loan was repaid on September 27, 2011 and replaced with another loan for approximately $9.5 million under a loan agreement dated September 27, 2011, bearing annual interest at 107% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, repayable on July 18, 2012. The third loan, dated June 13, 2011, is approximately $3.2 million, carries annual interest at the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on June 16, 2012. The third loan was borrowed after a predecessor loan was repaid on August 2, 2010, not December 31, 2010 as had been reported in our Form 10-Q for the fiscal quarter ended December 31, 2010.

During the fiscal quarter ended December 31, 2011, we had a comprehensive credit facility agreement with Industrial Bank, Shenzhen Hi-tech District Branch, or Shenzhen Industrial Bank, to provide a maximum loan amount of RMB 62.6 million (approximately $9.8 million). Loans could be drawn at any time over the one-year period beginning December 26, 2010 and were due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li. During the fiscal quarter ended December 31, 2011, we had borrowed approximately $7.8 million under the loan agreement, carrying annual interest rate at 6.391% and the due date is December 10, 2011. We repaid this loan on December 12, 2011, and the credit facility terminated as of December 31, 2011.

As of December 31, 2011, we had a comprehensive credit facility agreement with China Everbright Bank to provide a maximum amount of RMB 120 million (approximately $19.0 million) including RMB 40 million to support bank acceptance bills (instruments commonly used in China that are similar to letters of credit) and RMB 80 million to cover discounts on our notes receivable due to their assignment to certain banks, suppliers, vendors, and other creditors from November 8, 2010 to November 8, 2011. This credit facility agreement is guaranteed by BAK International and Mr. Xiangqian Li. As of December 31, 2011, we had borrowed $13.9 million of notes payable under this credit facility.

As of December 31, 2011, we had also borrowed $1.2 million of notes payable outside any credit facility from Bank of China, Tianjin Branch.

As of December 31, 2011, we had a comprehensive credit facility agreement, dated as of June 28, 2010, with Bank of Communications to provide a maximum loan amount of RMB 50 million (approximately $7.9 million). This credit facility agreement is guaranteed by BAK Tianjin and Mr. Xiangqian Li. Loans may be drawn at any time from June 28, 2010 to June 28, 2011. We had borrowed $0.3 million of notes payable under this credit facility from Bank of Communications.

As of December 31, 2011, we had a six-year long-term loan agreement expiring on February 9, 2016 of RMB 150 million (approximately $23.5 million) with Shenzhen Branch, China Development Bank, or China Development Bank. Under the loan agreement, the loan amount was to be drawn in four installments as follows: (1) RMB 50 million (approximately $7.8 million) in February 2010; (2) RMB 30 million (approximately $4.8 million) in July 2010; (3) RMB 30 million (approximately $4.7 million) in January 2011; and (4) RMB 40 million (approximately $6.2 million) in June 2011. The loan principal is to be repaid in seven installments according to the following schedule: (1) RMB 10 million (approximately $1.6 million) on November 21, 2012; (2) RMB 20 million (approximately $3.1 million) on May 21, 2013; (3) RMB 20 million (approximately $3.1 million) on November 21, 2013; (4) RMB 20 million (approximately $3.1 million) on May 21, 2014; (5) RMB 25 million (approximately $3.9 million) on November 21, 2014; (6) RMB 25 million (approximately $3.9 million) on May 21, 2015; and (7) RMB 30 million (approximately $4.7 million) on February 9, 2016. The interest rate was originally agreed to be 5.90% for the first installment and the then-published base rate for 6-year loans published by the PBOC for subsequent installments. Interest is to be calculated and settled every March 20, June 20, September 20, and December 20 each year, and payable the following business day. Pursuant to a Supplemental Agreement dated June 13, 2011, all loans under the agreement carry interest at 105% of the PBOC benchmark rate. The loan proceeds must be used for the construction of our Research & Development Test Centre in Shenzhen. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. According to the property ownership and land use rights certificate that we obtained in relation to this facility, the certificate may not be pledged without the approval of the relevant government office. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. For further discussion regarding the status of property ownership rights relating to this facility, please see “–Capital Expenditures.” The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li.

In consultation with China Development Bank, as of December 31, 2011, we had borrowed approximately RMB 127.1 (or approximately $20.2 million) in nine loans under this agreement based on our updated evaluation of the expected construction costs of our Research & Development Test Centre. The first loan, dated March 1, 2010, is in the amount of RMB 50 million (approximately $7.9 million) under a loan agreement with China Development Bank, bearing annual interest of 5.90%, adjusted monthly, and repayable within 72 months. The second loan, dated June 13, 2011, is in the amount of approximately RMB 45.6 million (or approximately $7.2 million), carries interest at 7.14%, and is due on February 9, 2016. The third loan, dated October 10, 2011, is in the amount of approximately RMB 3.1 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The fourth loan, dated October 28, 2011, is in the amount of RMB 8 million (approximately $1.3 million), carries interest at 7.4025%, and is repayable within 72 months. The fifth loan, dated November 4, 2011, is in the amount of RMB 6 million (approximately $1.0 million), carries interest at 7.4025%, and is repayable within 72 months. The sixth loan, dated November 10, 2011, is in the amount of RMB 3 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The seventh loan, dated November 17, 2011, is in the amount of RMB 3 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The eighth loan, dated November 29, 2011, is in the amount of RMB 5 million (approximately $0.8 million), carries interest at 7.4025%, and is repayable within 72 months. The ninth loan, dated December 9, 2011, is in the amount of approximately RMB 3.4 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. China Development Bank has not charged any interest or penalties relating to the portion of the loan that we have not drawn in accordance with the loan agreement’s borrowing schedule and has advised us that we are not required to repay the loans in accordance with the loan agreement’s repayment schedule.

As of December 31, 2011, we had a four-year, long-term loan agreement expiring May 26, 2012 of RMB 100 million (approximately $15.6 million) with Agricultural Bank of China, Tianjin Branch, or Agricultural Bank – Tianjin Branch. This loan agreement is secured by the machinery and equipment purchased for the automated high-power lithium battery cells production line at our Tianjin facility with carrying values of approximately $1.9 million as of December 31, 2011. As of December 31, 2011, we had borrowed $15.6 million under this loan agreement, payable in two installments: (i) RMB 50 million (approximately $7.8 million) on December 26, 2011, which we repaid on October 24, 2011; and (ii) RMB 50 million (approximately $7.8 million) on May 26, 2012, which we repaid on November 15, 2011.

We had negative working capital of $98.2 million as of December 31, 2011, as compared to negative working capital of $105.4 million as of September 30, 2011, a decrease in negative working capital of $7.2 million. Current assets as of December 31, 2011 were $186.3 million, compared with $197.3 million as of September 30, 2011, a decrease of $11.0 million. Current liabilities as of December 31, 2011 were $284.5 million, compared with $302.6 million as of September 30, 2011, a decrease of $18.1 million. We had short-term bank loans maturing in less than one year of $130.9 million and long-term bank loans maturing within one year of $7.9 million as of December 31, 2011, or a total of $138.8 million of loans maturing within one year, as compared to a total of $163.2 million of such loans as of September 30, 2011, a decrease of $24.4 million. We had long-term bank loans maturing in over one year of $20.1 million as of December 31, 2011, as compared to $15.0 million of such loans as of September 30, 2011, an increase of $5.1 million.

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

Capital Expenditures

We made capital expenditures of $4.2 million and $6.0 million in the three months ended December 31, 2011 and 2010, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construct our Research and Development Test Centre in Shenzhen, China. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Three Months Ended December 31,
	2011	2010
Construction costs	$2,619	$1,690
Purchase of equipment and intangible assets	1,623	4,278
Total capital expenditure	$4,242	$5,968

We estimate that our total capital expenditures in fiscal year 2012 will reach approximately $20.0 million. Such funds will be used to purchase manufacturing equipment for the expansion of our production lines and for the construction of our Research and Development Test Centre at our Shenzhen facility.

As of December 31 2011, we have substantially completed manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls, and administrative offices comprising 284,160 square meters at the following locations: Shenzhen (218,178 square meters) and Tianjin (65,982 square meters). Land use rights certificates have been obtained on these properties and applications for ownership certificates are in process with the relevant governmental authorities in China.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2011:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Short-term bank loans	$130,889	$130,889	$-	$-	$-
Bills payable	64,628	64,628	-	-	-
Long-term bank loans	28,085	7,929	20,156	-	-
Capital commitments	12,421	12,421	-	-	-
Future interest payment on short-term bank loans	3,337	3,337	-	-	-
Future interest payment on long-term bank loans	6,538	1,529	2,984	2,025	-
Total	$245,898	$220,733	$23,140	$2,025	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2011.

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

Transactions described above require accounting treatment under Topic 460 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of December 31, 2011. As of December 31, 2011, we provided guarantees for the non-related parties, Shenzhen Tongli Hi-tech Co. Ltd., Shanghai Global Children Products Co. Ltd., Shenzhen Yasu Technology Co. Ltd. and Tianjin Bike New Energy Research Institute. The maximum amount of our exposure for these guarantees was $20.6 million and $21.1 million at December 31, 2011 and September 30, 2011, respectively.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2011.

Please refer to “— Liquidity and Capital Resources — Financing Activities” for a discussion of our credit facilities and loan agreements.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at December 31, 2011, would decrease net income before provision for income taxes by approximately $1.6 million, and cause a net loss before provision for income taxes of approximately $1.3 million for the three months ended December 31, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 98.4% of our revenues and 98.4% of our costs and expenses for the three months ended December 31, 2011 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.9% of our assets excluding cash were denominated in RMB as of December 31, 2011. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $9.6 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2011. As of December 31, 2011, our accumulated other comprehensive income was $37.6 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Critical Accounting Policies

Our consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2011	2010
Balance sheet items as of December 31	6.3056	6.6023
Amounts included in the statement of income and comprehensive income / (loss), statement of changes in stockholders’ equity and statement of cash flows for the three months ended December 31	6.3554	6.6560
Balance sheet items as of September 30	6.3843	6.6912

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is discussed above in Item 2. “Management’s Discussion and Analysis of Results of Operations — Interest Rate Risk” and “—Foreign Exchange Risk.”

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings described in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results. Investors are directed to Item 3 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for the description of these legal proceedings. There have been no material developments to these legal proceedings during the three months ended December 31, 2011.

ITEM 1A.    RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.      OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.      EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Loan Certificate (English summary), dated October 10, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.2	Loan Certificate (English summary), dated October 28, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.3	Loan Certificate (English summary), dated November 4, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.4	Loan Certificate (English summary), dated November 10, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.5	Loan Certificate (English summary), dated November 17, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.6	Loan Certificate (English summary), dated November 29, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.7	Loan Certificate (English summary), dated December 9, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.8	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated November 30, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.9	Loan Agreement (English summary), dated November 10, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.10	Guaranty Contract (English summary), dated November 30, 2011, between Xiangqian Li, BAK International Limited and Shenzhen Eastern Branch, Agricultural Bank of China
99.11	Mortgage Contract of Maximum Amount (English summary), dated November 30, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.12	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated November 22, 2011, between BAK International (Tianjin) Limited and Tianjin Branch, Bank of Dalian
99.13	Loan Agreement (English summary), dated November 24, 2011, between BAK International (Tianjin) Limited and Tianjin Branch, Bank of Dalian
99.14	Guaranty Contract of Maximum Amount (English summary), dated November 22, 2011, between Shenzhen BAK Battery Co., Ltd., Xiangqian Li and Tianjin Branch, Bank of Dalian
99.15	Loan Agreement (English summary), dated November 8, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China
99.16	Loan Agreement (English summary), dated October 19, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2012	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ke Marcus Cui
Ke Marcus Cui, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Loan Certificate (English summary), dated October 10, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.2	Loan Certificate (English summary), dated October 28, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.3	Loan Certificate (English summary), dated November 4, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.4	Loan Certificate (English summary), dated November 10, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.5	Loan Certificate (English summary), dated November 17, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.6	Loan Certificate (English summary), dated November 29, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.7	Loan Certificate (English summary), dated December 9, 2011, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.8	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated November 30, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.9	Loan Agreement (English summary), dated November 10, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.10	Guaranty Contract (English summary), dated November 30, 2011, between Xiangqian Li, BAK International Limited and Shenzhen Eastern Branch, Agricultural Bank of China
99.11	Mortgage Contract of Maximum Amount (English summary), dated November 30, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.12	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated November 22, 2011, between BAK International (Tianjin) Limited and Tianjin Branch, Bank of Dalian
99.13	Loan Agreement (English summary), dated November 24, 2011, between BAK International (Tianjin) Limited and Tianjin Branch, Bank of Dalian
99.14	Guaranty Contract of Maximum Amount (English summary), dated November 22, 2011, between Shenzhen BAK Battery Co., Ltd., Xiangqian Li and Tianjin Branch, Bank of Dalian
99.15	Loan Agreement (English summary), dated November 8, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China
99.16	Loan Agreement (English summary), dated October 19, 2011, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).