Form 10-Q
period 2012-03-31
CHINA BAK BATTERY INC
filed 2012-05-10
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number: 001-32898

CHINA BAK BATTERY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0442833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

BAK Industrial Park
No. 1 BAK Street
Kuichong Town, Longgang District
Shenzhen 518119
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86-755) 6188-6818, ext 6856
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	63,816,276

CHINA BAK BATTERY, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements.	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16
Item 4.	Controls and Procedures.	17

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.	17
Item 1A.	Risk Factors.	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17
Item 3.	Defaults Upon Senior Securities.	17
Item 4.	Mine Safety Disclosures.	17
Item 5.	Other Information.	18
Item 6.	Exhibits.	18

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2012

Contents	Page(s)
Condensed Interim Consolidated Balance Sheet as of September 30, 2011 and March 31, 2012 (unaudited)	F-1 - F-2
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended March 31, 2012 and 2011 (unaudited)	F-3 - F-4
Condensed Interim Consolidated Statements of Shareholders’ Equity for the three and six months ended March 31, 2012 and 2011 (unaudited)	F-5
Condensed Interim Consolidated Statements of Cash Flows for the three and six months ended March 31, 2012 and 2011 (unaudited)	F-6 - F-9
Notes to the Condensed Interim Consolidated Financial Statements (unaudited)	F-10 - F-34

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2011 and March 31, 2012
(In US$)

		September 30,	March 31,
	Note	2011	2012
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$24,858,239	$16,678,681
Pledged deposits	2	5,725,587	2,336,991
Trade accounts receivable, net	3	88,261,267	100,338,601
Inventories, net	4	67,140,968	58,785,685
Prepayments and other receivables	5	5,242,418	11,669,964
Deferred tax assets, net		6,000,450	3,993,499

Total current assets		197,228,929	193,803,421

Property, plant and equipment, net	6	243,238,114	240,617,525
Lease prepayments, net		32,730,707	32,647,893
Intangible assets, net		295,136	812,928
Deferred tax assets, net		1,749,045	1,734,140

Total assets		$475,241,931	$469,615,907

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries Condensed interim consolidated balance sheets As of September 30, 2011 and March 31, 2012 (continued) (In US$)
		September 30,	March 31,
	Note	2011	2012
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$139,706,153	$140,883,100
Current maturities of long-term bank loans	8	23,495,136	-
Accounts and bills payable		118,423,415	124,703,039
Accrued expenses and other payables		20,975,742	38,349,359

Total current liabilities		302,600,446	303,935,498

Long-term bank loans, less current maturities	8	14,975,142	23,617,757
Other long-term loan	9	2,457,309	2,491,773
Deferred revenue	10	7,455,790	7,433,291
Other long-term payables	11	11,731,738	11,219,836
Deferred tax liabilities		747,666	758,152

Total liabilities		339,968,091	349,456,307

Commitments and contingencies	15

Shareholders’ equity
Common stock US$ 0.001 par value; 100,000,000 authorized; 63,816,276 issued and outstanding as of September 30, 2011 and March 31, 2012		63,817	63,817
Donated shares		14,101,689	14,101,689
Additional paid-in capital		126,135,472	126,610,203
Statutory reserves		7,645,303	7,786,157
Accumulated deficit		(44,410,240)	(61,998,896)
Accumulated other comprehensive income		35,804,409	37,663,240
		139,340,450	124,226,210
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		135,273,840	120,159,600

Total liabilities and shareholders’ equity		$475,241,931	$469,615,907

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations and comprehensive loss
For the three months ended March 31, 2011 and 2012
(Unaudited)
(In US$)

	Three months ended March 31,
	2011	2012
Net revenues	$46,710,589	$32,780,933
Cost of revenues	(42,261,582)	(36,651,065)
Gross profit / (loss)	4,449,007	(3,870,132)
Operating expenses:
Research and development expenses	(1,932,735)	(1,847,927)
Sales and marketing expenses	(2,198,785)	(1,752,896)
General and administrative expenses	(2,149,986)	(7,112,209)
Total operating expenses	(6,281,506)	(10,713,032)
Operating loss	(1,832,499)	(14,583,164)
Finance costs, net	(2,512,322)	(2,634,429)
Government grant income	30,769	1,185,294
Other income	48,732	412,097
Loss before income taxes	(4,265,320)	(15,620,202)
Income tax benefits / (expenses)	181,760	(7,846)
Net loss	$(4,083,560)	$(15,628,048)
Other comprehensive income
- Foreign currency translation adjustment	1,228,458	67,744
Comprehensive loss	$(2,855,102)	$(15,560,304)
Net loss per share:
- Basic	$(0.06)	$(0.25)
- Diluted	$(0.06)	$(0.25)
Weighted average number of shares of common stock:
- Basic	62,895,246	63,095,246
- Diluted	62,895,246	63,095,246

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations and comprehensive loss
For the six months ended March 31, 2011 and 2012
(Unaudited)
(In US$)

	Six months ended March 31,
	2011	2012
Net revenues	$110,240,808	$104,535,890
Cost of revenues	(95,795,437)	(94,374,822)
Gross profit	14,445,371	10,161,068
Operating expenses:
Research and development expenses	(3,577,479)	(3,092,079)
Sales and marketing expenses	(4,472,148)	(3,710,566)
General and administrative expenses	(10,028,657)	(12,901,485)
Impairment charge	-	(2,707,686)
Total operating expenses	(18,078,284)	(22,411,816)
Operating loss	(3,632,913)	(12,250,748)
Finance costs, net	(5,351,962)	(5,517,158)
Government grant income	637,740	2,009,981
Other income	290,225	431,979
Loss before income taxes	(8,056,910)	(15,325,946)
Income tax benefits / (expenses)	315,558	(2,121,856)
Net loss	$(7,741,352)	$(17,447,802)
Other comprehensive income
- Foreign currency translation adjustment	3,278,610	1,858,831
Comprehensive loss	$(4,462,742)	$(15,588,971)
Net loss per share:
- Basic	$(0.12)	$(0.28)
- Diluted	$(0.12)	$(0.28)
Weighted average number of shares of common stock:
- Basic	62,895,122	63,095,246
- Diluted	62,895,122	63,095,246

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries Condensed interim consolidated statements of shareholders’ equity For the six months ended March 31, 2011 and 2012 (Unaudited)
						Retained	Accumulated
	Shares of common stock			Additional		earnings /	other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	(accumulated	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	deficit)	income	shares	Amount	equity
Balance as of October 1, 2010	63,612,526	$63,613	$14,101,689	$124,551,522	$7,314,565	$(19,542,138)	$28,010,135	(721,030)	$(4,066,610)	$150,432,776

Net loss	-	-	-	-	-	(7,741,352)	-	-	-	(7,741,352)

Share-based compensation for employee stock awards	-	-	-	934,335	-	-	-	-	-	934,335

Issuance of common stock to non- employee directors	3,750	4	-	(4)	-	-	-	-	-	-

Appropriation to statutory reserves	-	-	-	-	330,738	(330,738)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	3,278,610	-	-	3,278,610

Balance as of March 31, 2011	63,616,276	$63,617	$14,101,689	$125,485,853	$7,645,303	$(27,614,228)	$31,288,745	(721,030)	$(4,066,610)	$146,904,369

Balance as of October 1, 2011	63,816,276	$63,817	$14,101,689	$126,135,472	$7,645,303	$(44,410,240)	$35,804,409	(721,030)	$(4,066,610)	$135,273,840

Net loss	-	-	-	-	-	(17,447,802)	-	-	-	(17,447,802)

Share-based compensation for employee stock awards	-	-	-	474,731	-	-	-	-	-	474,731

Appropriation to statutory reserves	-	-	-	-	140,854	(140,854)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	1,858,831	-	-	1,858,831

Balance as of March 31, 2012	63,816,276	$63,817	$14,101,689	$126,610,203	$7,786,157	$(61,998,896)	$37,663,240	(721,030)	$(4,066,610)	$120,159,600

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries Condensed interim consolidated statements of cash flows For the three months ended March 31, 2011 and 2012 (Unaudited) (In US$)
	Three months ended March 31,
	2011	2012
Cash flow from operating activities
Net loss	$(4,083,560)	$(15,628,048)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,655,882	5,148,694
(Recovery of) / provision for doubtful debts	(613,782)	2,632,598
(Recovery of) / provision for obsolete inventories	(737,407)	2,289,374
Share-based compensation	409,316	219,254
Deferred income taxes	(182,041)	-
Deferred revenue	(60,795)	(63,408)
Exchange gain	(135,060)	(162,883)

Changes in operating assets and liabilities:
Trade accounts receivable	1,996,606	6,420,825
Inventories	1,656,539	(5,480,773)
Prepayments and other receivables	1,284,517	(4,883,944)
Accounts and bills payable	(1,272,685)	5,555,905
Accrued expenses and other payables	(292,823)	13,088,495

Net cash provided by operating activities	2,624,707	9,136,089

Cash flow from investing activities

Purchases of property, plant and equipment	(6,349,350)	(6,274,337)

Net cash used in investing activities	$(6,349,350)	$(6,274,337)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended March 31, 2011 and 2012(continued)
(Unaudited)
(In US$)

	Three months ended March 31,
	2011	2012
Cash flow from financing activities
Proceeds from borrowings	$66,874,383	$57,577,698
Repayment of borrowings	(72,954,215)	(52,379,220)
Decrease in pledged deposits	10,567,373	2,648,355
Net cash provided by financing activities	4,487,541	7,846,833

Effect of exchange rate changes on cash and cash equivalents	268,172	95,318
Net increase in cash and cash equivalents	1,031,070	10,803,903
Cash and cash equivalents at the beginning of period	24,526,892	5,874,778
Cash and cash equivalents at the end of period	$25,557,962	$16,678,681

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to banks	$5,184,165	$4,498,111

Cash paid during the period for:
Income taxes	$42,097	$-
Interest, net of amounts capitalized	$2,348,209	$2,682,059

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries Condensed interim consolidated statements of cash flows For the six months ended March 31, 2011 and 2012 (Unaudited) (In US$)
	Six months ended March 31,
	2011	2012
Cash flow from operating activities
Net loss	$(7,741,352)	$(17,447,802)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,975,240	10,326,819
Provision for doubtful debts	2,447,086	3,686,537
(Recovery of) / provision for obsolete inventories	(737,407)	1,967,738
Impairment charge	-	2,707,686
Share-based compensation	934,335	474,731
Deferred income taxes	(417,791)	2,110,627
Deferred revenue	(120,891)	(126,347)
Exchange (gain) / loss	(200,587)	1,985

Changes in operating assets and liabilities:
Trade accounts receivable	(5,875,117)	(13,804,887)
Inventories	(571,497)	7,207,565
Prepayments and other receivables	1,805,828	(6,886,989)
Accounts and bills payable	14,689,029	4,528,041
Accrued expenses and other payables	7,823,961	20,036,300

Net cash provided by operating activities	21,010,837	14,782,004

Cash flow from investing activities

Purchases of property, plant and equipment	(12,317,071)	(10,052,253)
Purchases of intangible assets	-	(463,779)

Net cash used in investing activities	$(12,317,071)	$(10,516,032)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the six months ended March 31, 2011 and 2012(continued)
(Unaudited) (In US$)

	Six months ended March 31,
	2011	2012
Cash flow from financing activities
Proceeds from borrowings	$94,628,666	$95,395,611
Repayment of borrowings	(104,714,179)	(111,453,961)
Decrease in pledged deposits	3,809,754	3,455,963
Net cash used in financing activities	(6,275,759)	(12,602,387)

Effect of exchange rate changes on cash and cash equivalents	551,320	156,857
Net increase / (decrease) in cash and cash equivalents	2,969,327	(8,179,558)
Cash and cash equivalents at the beginning of period	22,588,635	24,858,239
Cash and cash equivalents at the end of period	$25,557,962	$16,678,681
Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to banks	$14,279,747	$9,325,325

Cash paid during the period for:
Income taxes	$42,097	$-
Interest, net of amounts capitalized	$4,750,809	$5,345,828

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012
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

Basis of Presentation and Organization

As of March 31, 2012, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008; and viii) Tianjin Meicai New Materials Technology Co., Ltd. (“Tianjin Meicai”), a wholly owned limited liability company established on February 22, 2011 in the PRC. As of March 31, 2012, BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

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

On November 16, 2007, BAK International contributed approximately US$20,000,000 capital to BAK Tianjin. The remaining US$79,990,000 was originally required to be fully contributed no later than December 11, 2008 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2009. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 2012. In August 2011, BAK International contributed approximately US$21,000,000 capital to BAK Tianjin and as of March 31, 2012, the total contribution from BAK International was US$50,000,000. BAK Tianjin is principally engaged in the manufacture of larger lithium ion batteries for use in cordless power tools and various types of vehicles.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012
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
For the six months ended March 31, 2011 and 2012
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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of March 31, 2012 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

The Company’s condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012
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

The Company has a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior periods and significant short-term debt obligations maturing in less than one year as of September 30, 2011 and March 31, 2012. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has continued to develop a strategic plan to generate a positive cash flow from operating activities for the fiscal year ending September 30, 2012 and 2013 (the “FY2012&2013 Turnaround Plan”). Under the FY2012&2013 Turnaround Plan, the Company will continue to increase the presence in OEM market both domestically and internationally with more aggressive marketing strategies to expand market share while securing the existing customer base. The Company will also continue implementing cost reductions on both manufacturing costs and operating expenses to improve profit margins as well as reduce receivable turnover days through stronger credit controls.

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
For the six months ended March 31, 2011 and 2012
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Recently Issued Accounting Standards

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintance implementation guidance related to that criterion. The guidance in this ASU update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2011-03 on its financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of ASU 2011-04 has no material impact on the Company’s financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Recently Issued Accounting Standards (continued)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU updated, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” was issued. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this ASU update are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The Company is currently evaluating the impact of the adoption of ASU 2011-05 on its financial statements.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012
(Unaudited)

2	Pledged Deposits

Pledged deposits as of September 30, 2011 and March 31, 2012 consisted of the following:

	September 30,	March 31,
	2011	2012
Pledged deposits with banks for:
Construction payable	$4,170,122	$607,627
Bills payable	1,555,465	1,729,364
	$5,725,587	$2,336,991

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2011 and March 31, 2012 consisted of the following:

	September 30,	March 31,
	2011	2012
Trade accounts receivable	$104,065,501	$127,961,277
Less: Allowance for doubtful accounts	(26,494,550)	(30,008,162)
	77,570,951	97,953,115
Bills receivable	10,690,316	2,385,486
	$88,261,267	$100,338,601

An analysis of the allowance for doubtful accounts for the six months ended March 31, 2011 and 2012 is as follows:

	Six months ended March 31,
	2011	2012
Balance at beginning of period	$23,354,925	$26,494,550
Provision for doubtful accounts	2,447,086	3,110,976
Foreign exchange adjustment	547,808	402,636

Balance at end of period	$26,349,819	$30,008,162

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012
(Unaudited)

4	Inventories

Inventories as of September 30, 2011 and March 31, 2012 consisted of the following:

	September 30,	March 31,
	2011	2012
Raw materials	$21,294,868	$22,482,657
Work-in-progress	9,366,491	9,682,110
Finished goods	43,605,308	35,815,767

	74,266,667	67,980,534
Provision for obsolete inventories	(7,125,699)	(9,194,849)

	$67,140,968	$58,785,685

Part of the Company’s inventories with carrying value of US$23,495,137 and US$23,824,651 as of September 30, 2011 and March 31, 2012, respectively, was pledged under floating charge for certain loan agreements (see Note 7).

5	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2011 and March 31, 2012 consisted of the following:

	September 30,	March 31,
	2011	2012
Prepayments for raw materials and others	$1,271,520	$1,954,398
Other receivables	4,665,485	10,979,528
Less: Allowance for doubtful accounts	(694,587)	(1,263,962)

	$5,242,418	$11,669,964

6	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2011 and March 31, 2012 consisted of the following:

	September 30,	March 31,
	2011	2012
Buildings	$127,025,347	$129,771,228
Machinery and equipment	159,355,671	166,862,662
Office equipment	2,519,208	2,577,421
Motor vehicles	1,453,456	1,460,843
	290,353,682	300,672,154
Accumulated depreciation	(80,673,667)	(91,699,519)
Construction in progress	45,305,701	45,489,683
Prepayment for acquisition of property, plant and equipment	1,466,207	2,275,061
Assets held for abandonment	744,356	767,303
Net book value	257,196,279	257,504,682
Impairment charge	(13,958,165)	(16,887,157)
Carried amount	$243,238,114	$240,617,525

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

6	Property, Plant and Equipment, net (continued)

	(i)	Depreciation expense for the six months ended March 31, 2011 and 2012 is included in the condensed interim consolidated statements of operations and comprehensive loss as follows:

	Six months ended March 31,
	2011	2012
Cost of revenues	$6,743,209	$7,411,674
Research and development expenses	208,154	289,785
Sales and marketing expenses	243,916	86,861
General and administrative expenses	1,292,048	1,639,477
	$8,487,327	$9,427,797

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices and factories.

For the six months ended March 31, 2011 and 2012, the Company capitalized interest of US$240,449 and US$770,353 respectively to the cost of construction in progress.

(iii)	Pledged Property, Plant and Equipment

As of September 30, 2011 and March 31, 2012, machinery and equipment with net book value of US$56,376,435 and US$51,180,603 of the Company were pledged as collateral under certain loan arrangements (see Notes 7).

(iv)	Assets held for abandonment

Assets held for abandonment as of September 30, 2011 and March 31, 2012 consisted of the following:

	September 30,	March 31,
	2011	2012
Net book value	$744,356	767,303
Less: impairment charge	(744,356)	(767,303)
Carried amount	$-	-

The carried amount as of September 30, 2011 and March 31, 2012 composed of the machinery and equipment relating to steel-case cell production line and certain used assets which have been written down to nil.

(v)	Impairment Charge

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of approximately US$ 2.7 million for the six months period ended March 31, 2012. No impairment charged for the six months period ended March 31, 2011.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

7	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	September 30,	March 31,
	2011	2012
Inventories (Note 4)	$23,495,137	$23,824,651
Machinery and equipment, net (Note 6)	25,333,574	51,180,603
	$48,828,711	$75,005,254

As of September 30, 2011 and March 31, 2012, the Company had several short-term bank loans with aggregate outstanding balances of US$139,706,153 and US$140,883,100, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 6.31% to 8.53% per annum, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of March 31, 2012, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$63,532,402 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of March 31, 2012, the aggregate net book value of the buildings and land use rights in relation to the land use rights certificate was US$127,316,594.

8	Long-term Bank Loans

As of September 30, 2011 and March 31, 2012, the Company had long-term bank loans of US$38,470,278 and US$23,617,757, respectively. As of March 31, 2012, US$23,617,757 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 7.04% per annum. This long-term bank loan is repayable from February 9, 2016 to December 8, 2016.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

8	Long-term Bank Loans (continued)

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of March 31, 2012 are as follows:

Fiscal years ending on March 31, 2013 or after	$23,617,757

9	Other Long-term Loan

As of March 31, 2012, the Company obtained interest-free advances of US$2,491,773 from Tianjin Aifuyi Auto Parts. Co. Ltd..

10	Deferred Revenue

Deferred revenue represents a government grant of subsidy for additional cost of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon of 35 years.

11	Other Long-term Payables

Other long-term payables as of March 31, 2012 include a government subsidy of approximately US$7,900,000 received for the Company’s automated high-power lithium battery project from the National Development and Reform Commission and the Ministry of Industry and Information Technology as well as government subsidy of approximately US$3,281,000 received for the Company’s various research and development projects.

12	Share-based Compensation

	(i)	Options

The Company grants share options to officers and employees and restricted shares of common stock to its non-employee directors as rewards for their services.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

12	Share-based Compensation (continued)

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

12	Share-based Compensation (continued)

Subsequent to the grant date, options to purchase 200,000 shares of common stock were forfeited because the optionees terminated their employment with the Company. In addition, on September 28, 2006, options to purchase a total of 1,400,000 shares of common stock were cancelled pursuant to the Termination and Release Agreements signed on that day.

Pursuant to the Plan, the Company also granted options to purchase 1,501,500 shares of the Company’s common stock with a weighted-average exercise price of US$3.28 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from March 31, 2007 to February 9, 2012 according to each employee’s respective agreement.

A summary of share option plan activity for these options during the six months ended March 31, 2012 is presented below:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2011	605,000	$3.29
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2012	605,500	$3.29	1.2 years	$-

Exercisable as of March 31, 2012	605,500	$3.29	0.3 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2012 (US$1.03) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$49,224 for the six months ended March 31, 2011, in respect of share options granted on June 25, 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively. No non-cash share-based compensation expense was recorded for the six months ended March 31, 2012.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of March 31, 2012, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

12	Share-based Compensation (continued)

Pursuant to the Plan, the Company also granted options to purchase 360,000 shares of common stock with an exercise price of US$4.30 per share on January 28, 2008. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from April 28, 2008 to January 28, 2011 according to each employee’s respective agreement.

A summary of share option plan activity for these options during the six months ended March 31, 2012 is presented below:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2011	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2012	360,000	$4.30	0.8 years	$-

Exercisable as of March 31, 2012	360,000	$4.30	0.8 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2012 (US$1.03) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$14,812 for the six months ended March 31, 2011, in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively. No non-cash share-based compensation expense was recorded for the six months ended March 31, 2012.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of March 31, 2012, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

12	Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the six months ended March 31, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2011	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2012	1,250,000	$4.18	1.6 years	$-

Exercisable as of March 31, 2012	980,000	$4.18	0.34 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2012 (US$1.03) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$121,198 and US$12,548 for the six months ended March 31, 2011 and 2012 respectively, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of March 31, 2012, there were unrecognized compensation costs of US$3,976 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.1 year.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

12	Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the six months ended March 31, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2011	1,643,355	$2.81
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2012	1,643,355	$2.81	4.1 years	$-

Exercisable as of March 31, 2012	757,440	$2.81	4.1 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2012 (US$1.03) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was US$2.46 per share. The Company recorded non-cash share-based compensation expense of US$519,752 and of US$295,926 for the six months ended March 31, 2011 and 2012, respectively, in respect of share options granted on June 22, 2009, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of March 31, 2012, there were unrecognized compensation costs of US$545,286 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.9 year.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

12	Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the six months ended March 31, 2012 is presented below:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2011	75,000	$3.24
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2012	75,000	$3.24	4.1 years	$-

Exercisable as of March 31, 2012	30,000	$3.24	4.1 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2012 (US$1.03) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was US$2.86 per share. The Company recorded non-cash share-based compensation expense of US$25,716 and US$15,136 for the six months ended March 31, 2011 and 2012, respectively, in respect of share options granted on June 26, 2009, which was allocated to research and development expenses.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	113.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of March 31, 2012, there were unrecognized compensation costs of US$32,420 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.7 year.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

12	Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the six months ended March 31, 2012 is presented below:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2011	100,000	$2.43
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2012	100,000	$2.43	5.4 years	$-

Exercisable as of March 31, 2012	25,000	$2.43	5.4 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2012 (US$1.03) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on April 8, 2010 was US$1.41 per share. The Company recorded non-cash share-based compensation expense of US$26,926 and US$20,941 for the three months ended March 31, 2011 and 2012 in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of March 31, 2012, there were unrecognized compensation costs of US$23,207 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.2 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

12	Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the six months ended March 31, 2012 is presented below:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2011	160,800	$1.28
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2012	160,800	$1.28	5.0 years	$-

Exercisable as of March 31, 2012	40,200	$1.28	5.0 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2012 (US$1.03) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 26, 2011 was US$0.65 per share. No non-cash share-based compensation expense was recorded for the six months ended March 31, 2011. The Company recorded non-cash share-based compensation expense of US$29,882 for the three months ended March 31, 2012 in respect of share options granted on May 26, 2011, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on May 26, 2011 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	50.90%
Expected dividends	Nil
Expected life	6.0 years
Risk-free interest rate	3.06%

As of March 31, 2012, there were unrecognized compensation costs of US$43,386 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.1 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

12	Share-based Compensation (continued)

	(ii)	Restricted Shares

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

The Company recorded non-cash share-based compensation expense of US$6,854 for the nine months ended March 31, 2010, in respect of the restricted shares granted in July 1, 2010, which was allocated to general and administrative expenses.

The first and second 25% of the restricted shares were already issued as fully paid shares of common stock to the Company’s three independent directors on August 4, 2010 and October 6, 2010. According to the resolution of Compensation Committee on December 28, 2010, the third and forth 25% of the restricted shares were cancelled. As of March 31, 2012, there were no unrecognized compensation costs associated with these restricted shares granted to non-employee directors.

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

The Company recorded non-cash share-based compensation expense of US$169,853 and of US$100,298 for the six months ended March 31, 2011 and 2012 respectively in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of March 31, 2012, there were unrecognized stock-based compensation costs of US$189,922 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 1.7 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the Stock Option Plan for the six months ended March 31, 2011 and 2012.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

13	Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the six months ended March 31, 2012 attributable to equity shareholders of $17,447,802 (six months ended March 31, 2011: $7,741,352) and the weighted average number of shares of common stock of 63,095,246 issued and outstanding during the six months ended March 31, 2012 (six months ended March 31, 2011: 62,895,122).

The effects of 4,551,855 shares of stock options, 500,000 shares of restricted stock and 1,447,500 warrants outstanding during the six months ended or as of March 31, 2011 were all anti-dilutive and the effects of 4,194,155 shares of stock options and 300,000 shares of restricted stock warrants outstanding during the six months ended or as of March 31, 2012 were all anti-dilutive. As such, basic and diluted net loss per share for the six months ended March 31, 2011 and 2012 are the same.

14	Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instrument for which fair value was not elected. Except for other long-term loan disclosed as below, the carry amounts of other financial assets and liabilities approximated their fair value due to short maturities or the applicable interest rates approximately the current market value:

As of September 30, 2011		As of March 31, 2012
Carrying amount	Fair value	Carry amount	Fair value
$2,457,309	2,230,726	$2,491,773	2,336,402

15	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2011 and March 31, 2012, the Company had the following contracted capital commitments:

	September 30,	March 31,
	2011	2012
For construction of buildings	$7,847,376	$12,560,066
For purchases of equipment	3,511,966	3,696,649

	$11,359,342	$16,256,715

(ii)	Land Use Rights and Property Ownership Certificate

According to the relevant PRC laws and regulations, a land use rights certificate, along with government approval for land planning, project planning and construction, needs to be obtained before construction of a building is commenced. A property ownership certificate shall be granted by the government upon application under the condition that the aforementioned certificate and government approvals have been obtained.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

15	Commitments and Contingencies (continued)

(ii)	Land Use Rights and Property Ownership Certificate (continued)

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of March 31, 2012, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid. However, management believes that this possibility, while present, is remote.

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

On December 15, 2008, the Company purchased insurance for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities at BAK Industrial Park is RMB585,373,070 (approximately $85.8 million) for the period from November 26, 2008 to August 25, 2010. On August 20, 2010, the Company purchased the new insurance for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the new insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities at BAK Industrial Park is RMB550,000,000 (approximately $82.2 million) for the period from August 26, 2010 to March 26, 2012. On March 26, 2012, the Company purchased the new insurance for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the new insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities at BAK Industrial Park is RMB663,612,000 (approximately $105.4 million) for the period from March 27, 2012 to July 26, 2013.

On July 2, 2010, the Company purchased insurance for its manufacturing facilities in Tianjin, China. Under the insurance policy entered into with Ping An Property & Casualty Insurance Company of

China, Ltd, the insured amount for our manufacturing facilities in Tianjin is RMB220,991,420 (approximately US$33.0 million) for the period from July 2, 2010 to July 2, 2011. As of March 31, 2012, under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities in Tianjin is RMB329,666,477 (approximately US$51.6 million) for the period from July 2, 2011 to July 2, 2012.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

15	Commitments and Contingencies (continued)

(iii)	Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30,	March 31,
	2011	2012

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,349,514	$-
Guaranteed for Shanghai Global Children Products Co. Ltd. - a non-related party	1,566,342	-
Guaranteed for Shenzhen B&G Technology Development Co. Ltd.- a non- related party	-	9,529,860
Guaranteed for Tianjin Bike New Energy Research Institute - a non- related party	7,831,712	11,229,352
Guaranteed for Shenzhen Yasu Technology Co. Ltd. - a non-related party	9,398,055	9,529,860
	$21,145,623	$30,289,072

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it immaterial to the condensed interim consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of March 31, 2012.

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

The Company’s outstanding discounted and transferred bills as of September 30, 2011 and March 31, 2012 are summarized as follows:

	September 30,	March 31,
	2011	2012

Bank acceptance bills	$2,049,540	$9,325,326

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

16	Significant Concentrations

(a)	Customers and Credit Concentrations

The Company had only one customer that individually comprised 10% or more of net revenue for the six months ended March 31, 2011 and 2012 respectively, as follows:

	Six months ended March 31
	2011		2012
Shenzhen Fuheqing Co., Ltd.	$3,097,021	2.8%	$10,824,312	10%

As of March 31, 2011 and 2012, approximately 0.6% and 5% of gross trade accounts receivable was due from Shenzhen Fuheqing Co., Ltd. respectively.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2011 and March 31, 2012, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the six months ended March 31, 2011 and 2012 (continued)
(Unaudited)

17	Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. During the six months ended March 31, 2012, the Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the six months ended March 31, 2011 and 2012 were as follows:

Net revenues by product:
	Six months ended March 31,
	2011		2012
		%		%
Aluminum-case cell	$46,848,778	42.50	$45,940,596	43.95
Battery pack	29,697,236	26.94	29,626,238	28.34
Cylindrical cells	25,668,780	23.28	20,594,056	19.70
Lithium polymer cells	5,140,245	4.66	4,977,013	4.76
High-power lithium battery cells	2,885,769	2.62	3,397,987	3.25
	$110,240,808	100.00 $	104,535,890	100.00

Net revenues by geographic area:
	Six months ended March 31,
	2011		2012
		%		%
PRC Mainland	$77,589,671	70.38	$77,708,989	74.34
PRC Taiwan	19,893,333	18.05	12,186,467	11.66
India	5,635,636	5.11	4,783,960	4.58
Hong Kong, China	4,219,393	3.83	5,483,517	5.24
Others	2,902,775	2.63	4,372,957	4.18
	$110,240,808	100.00 $	104,535,890	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

18	Subsequent Events

The Company has evaluated all subsequent events through the date these condensed interim consolidated financial statements were issued, and determined that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

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

During the fiscal quarter ended March 31, 2012, we encountered reduced demand for prismatic cells and cylindrical cells. The second fiscal quarter is also a traditionally slow quarter due in part to Chinese New Year, which significantly reduced overall sales volume. In addition, continued weakness in the global economy also negatively impacted our business by forcing us to lower selling prices. In response, the Company expects to continue to increase sales volume in the tier 1 OEM market and to take cost-cutting actions to improve gross margin.

On October 24, 2011, NASDAQ Staff notified the Company that its common stock was not in compliance with one of the standards for continued listing on the NASDAQ Global Market because the closing bid price of its common stock had fallen below $1.00 for 30 consecutive business days. The Staff also notified the Company that it had been granted a grace period of 180 calendar days, or until April 23, 2012, in which to regain compliance. In a letter dated April 10, 2012, the Staff informed the Company that it had determined that the closing bid price of China BAK’s common stock had been at $1.00 per share or greater for ten consecutive business days from March 26, 2012 to April 9, 2012. Accordingly, the Company regained compliance with NASDAQ Listing Rule 5450(a)(1) and this matter was closed.

To help us finance and expand our operations, we had access to $224.8 million in short-term credit facilities and $23.8 million in long-term credit facilities as of March 31, 2012. As of March 31, 2012, the principal outstanding amounts included short-term bank loans of $140.9 million under credit facilities and long-term bank loans of $23.6 million maturing in over one year, and bills payable of $62.7 million under credit facilities, leaving $47.4 million of short-term funds available under our credit facilities for additional cash needs.

We had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior periods as at March 31, 2012 and significant short-term debt obligations maturing in less than one year. These factors raise substantial doubts about our ability to continue as a going concern. Accordingly, we have continued to develop a strategic plan to continue to generate a positive cash flow from operating activities for the fiscal years ending September 30, 2012 and 2013. Under this plan, we will continue to increase our presence in the OEM market both domestically and internationally with more aggressive marketing strategies to expand and secure our market base. We will also continue to implement reductions of both manufacturing costs and operating expenses to improve profit margins as well as reduce receivable turnover days through stronger credit controls.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of our fiscal year ended September 30, 2012:

  Net revenues: Net revenues decreased by $14.0 million, or 29.8%, to $32.8 million for the three months ended March 31, 2012, from $46.7 million for the same period in 2011.

  Gross loss: Gross loss was $3.9 million for the three months ended March 31, 2012, a change of $8.3 million from gross profit of $4.4 million for the same period in 2011.

  Operating loss: Operating loss was $14.6 million for the three months ended March 31, 2012, an increase of $12.8 million from operating loss of $1.8 million for the same period in 2011.

  Net loss: Net loss was $15.6 million for the three months ended March 31, 2012, an increase of $11.5 million, or 282.8%, from $4.1 million for the same period in 2011.

  Fully diluted net loss per share: Fully diluted net loss per share was $0.25 for the three months ended March 31, 2012, as compared to $0.06 for the same period in 2011.

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

Government grant income. Government grant income for the three and six months ended March 31, 2012 mainly consisted of receipt of grants to fund certain lithium battery research projects and to subsidize the payment for land use rights of BAK Industrial Park. No present or future obligation arises from the receipt of such amount.

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

Shenzhen BAK and BAK Electronics are each recognized as a “Manufacturing Enterprise Located in Special Economic Zone.” As a result, they have been entitled to certain preferential tax rates. Shenzhen BAK’s income tax rate after consideration of its tax concessions was 15% for both calendar years 2010 and 2011 and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. BAK Electronics’ income tax rates were 11% and 24% for calendar years 2010 and 2011, respectively, and starting in calendar year 2012, it is expected to be subject to an income tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the calendar year 2011 due to the current tax losses carried forward from calendar year 2009 and 2010. BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses.

Our Canadian, German, Indian, and Hong Kong subsidiaries—BAK Canada, BAK Europe, BAK India, and BAK International—are subject to profits taxed in their respective countries at rates of 38%, 25%, 30%, and 16.5%, respectively. However, because they do not have any assessable income derived from or arising in those countries, they have not paid any such tax.

Our effective tax expense rate was 13.8% for the six months ended March 31, 2012, and our effective tax benefit rate was 3.9% for the six months ended March 31, 2011.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,
	2012	2011	$	Change	% Change
Net revenues	$32,781	$46,711		$(13,930)	(29.8)
Cost of revenues	36,651	42,262		(5,611)	(13.3)
Gross (loss) / profit	(3,870)	4,449		(8,319)	(187.0)
Operating expenses:
Research and development expenses	1,848	1,933		(85)	(4.4)
Sales and marketing expenses	1,753	2,199		(446)	(20.3)
General and administrative expenses	7,112	2,150		4,962	230.8
Total operating expenses	10,713	6,282		4,431	70.5
Operating loss	(14,583)	(1,833)		(12,750)	695.6
Finance costs, net	(2,634)	(2,512)		(122)	4.9
Government grant income	1,185	31		1,154	3722.6
Other income	412	49		363	740.8
Income tax (expenses) / benefits	(8)	182		(190)	(104.4)
Net loss	$(15,628)	$(4,083)		$(11,545)	282.8

Net revenues. Net revenues were $32.8 million for the three months ended March 31, 2012, as compared to $46.7 million for the same period in 2011, a decrease of $13.9 million, or 29.8% .

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

		Three Months Ended March 31,
		2012		2011
Prismatic cells	$		$
Aluminum-case cells		11,690		16,251
Battery packs		8,787		12,799
Cylindrical cells		7,621		15,198
Lithium polymer cells		2,342		1,676
High-power lithium battery cells		2,341		787
Total		$32,781		$46,711

Net revenues from sales of aluminum-case cells decreased to $11.7 million in the three months ended March 31, 2012, from $16.3 million in the same period in 2011, a decrease of $4.6 million, or 28.1%, resulting from sales volume decrease of 31.2% driven by a decrease in sales to the domestic (PRC) market and a decrease of 5.3% in our average selling price.

Net revenues from sales of battery packs decreased to $8.8 million in the three months ended March 31, 2012, from $12.8 million in the same period in 2011, an increase of $4.0 million, or 31.3% . This resulted from a decrease in sales volume of 14.2% driven by a decrease in sales to the domestic (PRC) market and a 28.7% decrease in average selling price.

Net revenues from sales of cylindrical cells decreased to $7.6 million in the three months ended March 31, 2012, from $15.2 million in the same period in 2011, a decrease of $7.6 million, or 49.8% . This resulted from a decrease in sales volume of 44.1% driven by a decrease in sales to the domestic (PRC) market and a 15.3% decrease in average selling price.

We sold $2.3 million in lithium polymer cells for the three months ended March 31, 2012, compared to $1.7 million in lithium polymer cells in the same period in 2011, an increase of $666,000, or 39.7%, resulting from an increase of 72.4% in sales volume, offset by a decrease of 21.2% in our average selling price.

We also sold approximately $2.3 million in high-power lithium battery cells for the three months ended March 31, 2012, as compared to $787,000 in high-power lithium battery cells in the same period in 2011, due to our increased sales of products used in electric bicycles, power tools and other applications from our Tianjin facility over the three months ended March 31, 2012.

Cost of revenues. Cost of revenues decreased to $36.7 million for the three months ended March 31, 2012, as compared to $42.3 million for the same period in 2011, a decrease of $5.6 million, or 13.3% . The decrease in cost of revenues was due to a decrease in prismatic and cylindrical cells sales volume over the three months ended March 31, 2012.

Gross (loss) / profit. Gross loss for the three months ended March 31, 2012 was $3.9 million, or (11.9%) of net revenues, as compared to gross profit of $4.4 million, or 9.5% of net revenues, for the same period in 2011. Our significant change from gross profit to gross loss was largely due to a decrease in prismatic and cylindrical sales volume during the three months ended March 31, 2012, and a significant write down of obsolete inventory over the three months ended March 31, 2012.

Research and development expenses. Research and development expenses decreased to $1.8 million for the three months ended March 31, 2012, as compared to $1.9 million for the same period in 2011, a decrease of $85,000, or 4.4% . This decrease was mainly due to a decrease in research funds by approximately $87,000 as a result of a decrease in R&D projects.

Sales and marketing expenses. Sales and marketing expenses decreased to $1.8 million for the three months ended March 31, 2012, as compared to $2.2 million for the same period in 2011, a decrease of $446,000, or 20.3%, primarily due to decreased packing and transportation expenses of $139,000, depreciation of $75,000 and repair and maintenance expenses of $45,000, resulting from improved cost control under our strategic plan. As a percentage of revenues, sales and marketing expenses have increased to 5.3% for the three months ended March 31, 2012, from 4.7% for the same period in 2011, primarily due to the decrease in revenues from sales over the three months ended March 31, 2012.

General and administrative expenses. General and administrative expenses increased to $7.1 million, or 21.7% of revenues, for the three months ended March 31, 2012, as compared to $2.2 million, or 4.6% of revenues, for the same period in 2011, an increase of $5.0 million, or 230.8% . The primary reason for the increase was that provision for bad debt expenses increased by $3.2 million over the three months ended March 31, 2012 due to the provision charged following an assessment of account collectability in the second quarter of 2012, compared to the three months ended March 31, 2011, and increased by $1.7 million of exchange gain.

Operating loss. As a result of the above, operating loss totaled $14.6 million for the three months ended March 31, 2012, as compared to an operating loss of $1.8 million for the same period in 2011. As a percentage of net revenues, operating loss was 44.5% for the three months ended March 31, 2012, as compared to the loss of 3.9% for the same period in 2011.

Finance costs, net. Finance costs, net, increased to $2.6 million for the three months ended March 31, 2012, as compared to $2.5 million for the same period in 2011, an increase of $122,000, or 4.9% . The slight increase in net finance costs is mainly attributable to an increase in the average bank loan interest rates on both our short-term and long-term bank loans and in discounts charged for bills receivable recognized over the three months ended March 31, 2012.

Government grant income / Other Income. Government grant income was $1.2 million and other income was $412,000 for the three months ended March 31, 2012, as compared to government grant income of $31,000 and other income of $49,000 for the same period in 2011. Government grant income for the three months ended March 31, 2012 mainly consisted of government grant funds as follows: $1.1 million to fund certain lithium battery research projects and $63,000 representing amortization of government subsidies received in relation to the additional cost of the land use rights of BAK Industrial Park. No present or future obligation arose from the receipt of such government subsidies.

Income tax (expense) / benefit. Income tax expense was $8,000 for the three months ended March 31, 2012, as compared to income tax benefit of $182,000 for the same period in 2011.

Net loss. As a cumulative result of the foregoing, we had a net loss of $15.6 million for the three months ended March 31, 2012, compared to $4.1 million for the three months ended March 31, 2011.

Comparison of Six Months Ended March 31, 2012 and March 31, 2011

The following table sets forth key components of our results of operations for the periods indicated. All amounts, other than percentages, are in thousands of U.S. dollars.

	Six Months Ended March 31,
	2012	2011	$	Change	% Change
Net revenues	$104,536	$110,241		$(5,705)	(5.2)
Cost of revenues	94,375	95,795		(1,420)	(1.5)
Gross profit	10,161	14,446		(4,285)	(29.7)
Operating expenses:
Research and development expenses	3,092	3,577		(485)	(13.6)
Sales and marketing expenses	3,711	4,472		(761)	(17.0)
General and administrative expenses	12,901	10,029		2,872	28.6
Property, plant and equipment impairment charge	2,708	-		2,708	100.0
Total operating expenses	22,412	18,078		4,334	24.0
Operating loss	(12,251)	(3,632)		(8,619)	237.3
Finance costs, net	(5,517)	(5,352)		(165)	3.1
Government grant income	2,010	638		1,372	215.0
Other income / (expenses)	432	290		142	49.0
Income tax (expenses) / benefit	(2,122)	316		(2,438)	(771.5)
Net loss	$(17,448)	$(7,741)		$(9,707)	125.4

Net Revenues. Net revenues decreased to $104.5 million for the six months ended March 31, 2012, as compared to $110.2 million for the same period of the prior year, a decrease of $5.7 million or 5.2% . The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Six Months Ended
	March 31,
	2012	2011
	(in thousands)
Prismatic cells
Aluminum-case cells	$45,941	$46,849
Battery packs	29,626	29,697
Cylindrical cells	20,594	25,669
Lithium polymer cells	4,977	5,140
High-power lithium battery cells	3,398	2,886
Total	$104,536	$110,241

  Net revenues from sales of aluminum-case cells decreased to $45.9 million in the six months ended March 31, 2012, from $46.8 million in the same period in fiscal year 2011, a decrease of $908,000 or 1.9%, resulting from a decrease of sales volume of 13.2% driven by decreased sales in the PRC, offset by an increase in our average selling price of 7.3%.

  Net revenues from sales of battery packs slightly decreased to $29.6 million in the six months ended March 31, 2012, from $29.7 million in the same period in fiscal year 2011, a decrease of $71,000 or 0.2%. This resulted from a decrease in sales volume of 5.9% due to decreased sales in the PRC, offset by a 4.3% increase in average selling price.

  Net revenues from sales of cylindrical cells decreased to $20.6 million in the six months ended March 31, 2012, from $25.7 million in the same period in fiscal year 2011, a decrease of $5.1 million or 19.9%. This resulted from a decrease in sales volume of 18.4% due to a decrease in export sales and a 1.9% decrease in average selling price.

  We sold $5.0 million in lithium polymer cells in the six months ended March 31, 2012, compared to $5.1 million in lithium polymer cells in the same period in fiscal year 2011, a slight decrease of $164,000 or 3.2%, resulting from a decrease of 2.6% in our average selling price, offset by an increase of 103.9% in sales volume.

  We also sold approximately $3.4 million in high-power lithium battery cells in the six months ended March 31, 2012, as compared to $2.9 million in high-power lithium battery cells in the same period of fiscal year 2011, due to our increased sales of products used in electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues decreased to $94.4 million for the six months ended March 31, 2012, as compared to $95.8 million for the same period in fiscal year 2011, a decrease of $1.4 million or 1.5% . The decrease in cost of revenues correlates to a decrease in prismatic and cylindrical sales volume during the six months ended March 31, 2012, and a significant write down of obsolete inventory over the six months ended March 31, 2012.

As a result, gross profit for the six months ended March 31, 2012 was $10.2 million, or 9.7% of net revenues, as compared to gross profit of $14.4 million, or 13.1% of net revenues, for the same period in fiscal year 2011. Our decrease in gross profit as a percentage of net revenues was primarily due to a decrease in prismatic and cylindrical sales volume during the six months ended March 31, 2012, and a significant write down of obsolete inventory over the six months ended March 31, 2012.

Research and Development Costs. Research and development costs decreased to $3.1 million for the six months ended March 31, 2012, as compared to $3.6 million for the same period in fiscal year 2011, a decrease of $485,000, or 13.6% . This decrease was mainly due to a decrease in research funds of approximately $446,000 as a result of a decrease in R&D projects.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $3.7 million for the six months ended March 31, 2012, as compared to $4.5 million for the same period in fiscal year 2011, a decrease of $761,000, or 17.0%, primarily due to decreased packing and transportation expenses of $256,000, depreciation of $155,000 and repair and maintenance expenses of $101,000, resulting from improved cost control under our strategic plan. As a percentage of revenues, sales and marketing expenses have decreased to 3.5% for the six months ended March 31, 2012 from 4.1% for the same period in 2011, due to decreased sales commissions on revenues from older products.

General and Administrative Expenses. General and administrative expenses increased to $12.9 million, or 12.3% of revenues, for the six months ended March 31, 2012, as compared to $10.0 million, or 9.1% of revenues, for the same period in fiscal year 2011, an increase of $2.9 million, or 28.6% . Bad debt expenses increased by $1.2 million during the six months ended March 31, 2012 due to the provision charged following an assessment of account collectability in the second quarter of 2012. We also recognized exchange loss of $247,000 for the six months ended March 31, 2012, compared with exchange gain of $1.3 million for the six months ended March 31, 2011.

Property, Plant and Equipment Impairment Charge. We recognized a property, plant and equipment impairment charge totaling $2.7 million for the six months ended March 31, 2012. During the course of our strategic review of our operations for the six months ended March 31, 2012, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $2.7 million, based on an assessment that total net book value of assets grouped together was higher than undiscounted cash flows from the identified cash-generating unit. There was no similar charge for the six months ended March 31, 2011.

Operating Loss. As a result of the above, operating loss totaled $12.3 million for the six months ended March 31, 2012, as compared to $3.6 million for the same period of the prior year, an increase of $8.7 million, or 237.3% .

Finance Costs, Net. Finance costs, net, increased to $5.5 million for the six months ended March 31, 2012, as compared to $5.4 million for the same period of the prior fiscal year, an increase of $165,000 or 3.1% . The increase in net finance costs is mainly attributable to an increase in the average bank loan interest rates on both our short-term and long-term bank loans and in discounts charged for bills receivable recognized during the six months ended March 31, 2012.

Government Grant Income / Other Income. Government grant income was $2.0 million and other income was $432,000 for the six months ended March 31, 2012, as compared to government grant income of $638,000 and other income of $290,000 for the same period in 2011. Government grant income for the six months ended March 31, 2012 mainly consisted of government grant funds as follows: $1.8 million to fund certain lithium battery research projects and $131,000 representing amortization of government subsidies received in relation to the additional cost of the land use rights of BAK Industrial Park. No present or future obligation arose from the receipt of such government subsidies.

Income Tax (Expenses) / Benefits. Income tax expenses were $2.1 million for the six months ended March 31, 2012, as compared to income tax benefits of $316,000 for the same period of 2011. The change was the result of an increase of the allowance for deferred tax assets that may not be realized during the six months ended March 31, 2012.

Net Loss. As a result of the foregoing, we had a net loss of $17.4 million for the six months ended March 31, 2012 compared to $7.7 million for the same period of 2011.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of March 31, 2012, we had cash and cash equivalents of $16.7 million. In addition, we had pledged deposits amounting to $2.3 million. Typically, banks will require borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from six to twelve months which coincides with the periods the cash remains pledged to the banks. As of March 31, 2012, we had access to $224.8 million in short-term credit facilities and $23.8 million in long-term credit facilities.

As of March 31, 2012, the principal outstanding amounts included short-term bank loans of $140.9 million under credit facilities and long-term bank loans of $23.6 million maturing in over one year, and bills payable of $62.7 million under credit facilities, leaving $47.4 million of short-term funds available under our credit facilities for additional cash needs.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
(All amounts in thousands of U.S. dollars)

	Six Months Ended
	March 31,
	2012	2011
Net cash provided by operating activities	$14,782	$21,011
Net cash used in investing activities	(10,516)	(12,317)
Net cash used in financing activities	(12,603)	(6,276)
Effect of exchange rate changes on cash and cash equivalents	157	551
Net (decrease) / increase in cash and cash equivalents	(8,180)	2,969
Cash and cash equivalents at beginning of the period	24,858	22,589
Cash and cash equivalents at end of the period	$16,678	$25,558

Operating Activities

Net cash provided by operating activities was $14.8 million in the six months ended March 31, 2012, as compared with $21.0 million in net cash provided by operating activities in the same period in 2011. The decrease of $6.2 million in net cash provided by operating activities was mainly attributable to the settlement of overdue accounts payables to our suppliers.

Investing Activities

Net cash used in investing activities decreased to $10.5 million in the six months ended March 31, 2012 from $12.3 million in the same period in 2011. The net cash used in investing activities for the six months ended March 31, 2012, was mainly used for the procurement of machinery and equipment for our high-power lithium battery cell line and construction of our Research and Development Test Centre in Shenzhen.

Financing Activities

Net cash used in financing activities increased to $12.6 million in the six months ended March 31, 2012 from $6.3 million in the same period in 2011. This was mainly attributable to a decrease in borrowings, net of repayments, of $5.9 million.

As of March 31, 2012, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

				Amount
				Borrowed
		Maximum		(includes bank
		Amount		loans and bills
		Available		payable)
Short-term credit facilities:	$		$
Agricultural Bank of China		71,474		63,533
Shenzhen Development Bank		31,766		23,825
China CITIC Bank		16,677		6,353
Bank of China		71,474		64,551
China Everbright Bank		12,706		3,939
China Construction Bank		8,045		7,465
Tianjin Branch, Bank of Dalian		12,707		8,021
Subtotal—Short-term credit facilities		$224,849		$177,687
Long-term credit facilities:
China Development Bank		23,825		23,618
Subtotal—Long-term credit facilities		$23,825		$23,618
Lines of Credit:
Shenzhen Branch, Bank of China				25,314
Tianjin Branch, Bank of China				549
Subtotal—Lines of credit				$25,863
Total		$274,537		$227,168

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $140.9 million and long-term bank loans of $23.6 million maturing in over one year, and bills payable of $62.7 million. For the purpose of presentation, the effect of increases in bills payable balances is included in operating activities in the statements of cash flows.

During the three months ended March 31, 2012, we repaid borrowings under loans totaling approximately $52.3 million, renewed one comprehensive credit facility agreement with aggregate maximum loan amounts of approximately $12.7 million, and borrowed amounts totaling approximately $49.7 million. The material financing terms of these borrowings are described below.

On November 11, 2011, we renewed a comprehensive credit facility agreement with China Everbright Bank to provide a maximum amount of RMB 80 million (approximately $12.7 million), including RMB 40 million to support bank acceptance bills (instruments commonly used in China that are similar to letters of credit) and RMB 40 million to cover discounts on our notes receivable due to their assignment to certain banks, suppliers, vendors, and other creditors from November 11, 2011 to November 11, 2012. This credit facility agreement is guaranteed by BAK International, BAK

Tianjin and Mr. Xiangqian Li. As of March 31, 2012, we had borrowed $3.9 million of notes payable under this credit facility agreement.

On January 16, 2012, our subsidiary BAK Tianjin entered into a loan agreement with Tianjin Branch, China Construction Bank. The loan is in the amount of RMB 47 million (approximately $7.4 million), carries annual interest at 105% of the benchmark rate of the People’s Bank of China, or PBOC, and is due on January 15, 2013. The loan agreement specifically provides for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. The loan agreement was guaranteed by BAK Tianjin and Shenzhen BAK.

We have a comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch, or Agricultural Bank – Shenzhen Branch, to provide a maximum loan amount of RMB 450 million (approximately $71.5 million), including RMB 400 million (approximately $63.5 million) of one-year term credit facilities and RMB 50 million (approximately $8.0 million) of five-year term credit facilities. This comprehensive credit facility agreement renewed a predecessor credit facility agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 15, 2010 and governs all loans that were subject to the predecessor agreement at the time of the renewal. New loans may be drawn under this credit facility from November 30, 2011 through November 24, 2012, with the term of the loan established at the time each new loan is drawn, except as to funds borrowed under a loan agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 23, 2006 and effective December 18, 2006, or the 2006 Loan Agreement, which may be drawn at any time within five years of December 18, 2006, and which will mature five years after such funds are drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans that are subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with Agricultural Bank – Shenzhen Branch relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to Agricultural Bank – Shenzhen Branch relative to its indebtedness to all financial institutions combined (referred to as the “Percentages Undertaking”). The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with Agricultural Bank –Shenzhen Branch or applicable financial institutions and the amount of foreign currencies deposited with Agricultural Bank – Shenzhen Branch or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of Agricultural Bank – Shenzhen Branch prior to the expiration of all loans under this credit facility (this undertaking and the Percentages Undertaking are collectively referred to as the “Undertakings”). The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park, as well as certain machinery. In the event that Shenzhen BAK breaches any of the Undertakings or any guaranteed party breaches any of its guaranty obligations, Agricultural Bank – Shenzhen Branch may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of all loan amounts governed by this credit facility.

As of March 31, 2012, we had ten outstanding short-term loans under the comprehensive credit facility with Agricultural Bank – Shenzhen Branch, totaling approximately $63.5 million, carrying annual interest ranging from 100% to 110% of the benchmark rate of the PBOC, adjusted quarterly. Five of these loans replaced four other loans that were outstanding during the quarter, three of these loans were new loans, and two remained outstanding from a prior quarter, as discussed immediately below. The first loan that was replaced, of approximately $9.5 million, carried annual interest at the benchmark rate of the PBOC and was due on April 13, 2012. The first loan was repaid on March 27, 2012 and replaced with another loan for approximately $7.9 million under a loan agreement dated March 28, 2012, bearing fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, repayable on March 14, 2013. The second loan that was replaced, of approximately $11.9 million, carried annual interest at the benchmark rate of the PBOC and was due on April 14, 2012. The loan was repaid on March 28, 2012 and replaced with another loan for approximately $7.9 million under a loan agreement dated March 29, 2012, bearing fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, repayable on February 27, 2013. The third loan that was replaced, of approximately $7.9 million, carried annual interest at the benchmark rate of the PBOC and was due on January 11, 2012. The loan was repaid on January 10, 2012 and replaced with two loans for approximately $7.9 million under two loan agreements dated January 10, 2012, bearing fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, repayable on January 9, 2013. The fourth loan that was replaced, of approximately $7.9 million, carried annual interest at the benchmark rate of the PBOC and was due on January 18, 2012. The loan was repaid on January 17, 2012 and replaced with another loan for approximately $7.9 million under a loan agreement dated January 12, 2012, bearing fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, repayable on January 11, 2013. The first new loan, of approximately $4.8 million, bearing fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, is repayable on March 26, 2013. The second new loan, of approximately $2.4 million, bearing fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, is repayable on January 9, 2013. The third new loan, of approximately $7.9 million, bearing fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, is repayable on October 24, 2012. A loan outstanding on March 31, 2012, of approximately $9.5 million, bearing annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted monthly, is repayable on May 9, 2012. Another loan outstanding at the end of the quarter in the amount of approximately $14.3 million carried annual interest at the benchmark rate of the PBOC, was due on April 18, 2012. We repaid half of this loan, or approximately $7.1 million, on March 29, 2012.Each of the loan agreements specifically provided for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies.

As of March 31, 2012, we also had three five-year term loans totaling approximately $7.9 million under the Agricultural Bank – Shenzhen Branch comprehensive credit facility carrying interest at 90% of the benchmark rate of the PBOC for three-year to five-year long-term loans. The first loan, of approximately $4.7 million, carried annual interest of 5.985% and was due on January 25, 2012. The second loan, of approximately $1.6 million, carried annual interest of 5.805% and was due on January 25, 2012. The third loan, of approximately $1.6 million, carried annual interest of 5.805% and was due on January 25, 2012. We repaid all the above three loans on January 25, 2012.

We have a comprehensive credit facility agreement with Tianjin Branch, Bank of Dalian, to provide a maximum loan amount of RMB 80 million (approximately $12.7 million). Loans may be drawn at any time over the period from November 22, 2011 to November 21, 2012 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Shenzhen BAK Battery Co., Ltd. and Mr. Xiangqian Li. During the fiscal quarter ended March 31, 2012, we had a loan of approximately $7.9 million under a loan agreement dated November 24, 2011, bearing annual interest at 130% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted in line with the adjustment of the benchmark rate, repayable on November 23, 2012, and we had also borrowed $0.08 million of notes payable under this credit facility agreement.

As of March 31, 2012, we had a comprehensive credit facility agreement with Shenzhen Branch, China Citic Bank, or China Citic Bank, to provide a maximum loan amount of RMB 105 million (approximately $16.6 million). Loans may be drawn at any time from May 6, 2011 to May 6, 2012 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of March 31, 2012, we had borrowed $6.3 million under a loan, currently carrying annual interest at 110% of the benchmark rate announced by the PBOC with a rate in line with the benchmark interest rate adjustment of the PBOC under this credit facility, and is due on June 3, 2012.

As of March 31, 2012, we had a comprehensive credit facility agreement with Shenzhen Longgang Branch, Bank of China, or Bank of China, to provide a maximum loan amount of RMB 450 million (approximately $71.5 million). Loans may be drawn at any time from May 3, 2011 to May 3, 2012 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of March 31, 2012, we had four outstanding short-term loans under the comprehensive credit facility totaling $31.7 million. The first loan, of approximately $7.9 million, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on July 26, 2012. The second loan, of approximately $7.9 million, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on July 28, 2012. The third loan, of approximately $7.9 million, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on August 2, 2012. The fourth loan, of approximately $7.9 million, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on November 7, 2012. We had borrowed $32.8 million of notes payable under this credit facility agreement. In addition, we had also borrowed $25.3 million of notes payable separate from the credit facility.

As of March 31, 2012, we had a comprehensive credit facility agreement with Shenzhen Development Bank, Longgang Branch, or Shenzhen Development Bank, to provide a maximum loan amount of RMB 200 million (approximately $31.7 million). Loans may be drawn at any time from January 26, 2011 to January 18, 2012 and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and also was secured by $23.8 million of inventory. As of March 31, 2012, we had three outstanding short-term loans under the comprehensive credit facility with Shenzhen Development Bank totaling approximately $23.8 million. The first loan, dated October 19, 2011, was for the amount of approximately $11.1 million, bears annual interest at 107% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on July 18, 2012. The second loan, dated September 27, 2011, was approximately $9.5 million, bears annual interest at 107% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on July 18, 2012. The third loan, dated June 13, 2011, is approximately $3.2 million, carries annual interest at the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on June 16, 2012. The third loan was borrowed after a predecessor loan was repaid on August 2, 2010, not December 31, 2010 as had been reported in our Form 10-Q for the fiscal quarter ended December 31, 2010.

As of March 31, 2012, we had also borrowed $0.5 million of notes payable outside any credit facility from Bank of China, Tianjin Branch.

As of March 31, 2012, we had a six-year long-term loan agreement expiring on February 9, 2016 of RMB 150 million (approximately $23.5 million) with Shenzhen Branch, China Development Bank, or China Development Bank. Under the loan agreement, the loan amount was to be drawn in four installments as follows: (1) RMB 50 million (approximately $7.8 million) in February 2010; (2) RMB 30 million (approximately $4.8 million) in July 2010; (3) RMB 30 million (approximately $4.7 million) in January 2011; and (4) RMB 40 million (approximately $6.2 million) in June 2011. The loan principal is to be repaid in seven installments according to the following schedule: (1) RMB 10 million (approximately $1.6 million) on November 21, 2012; (2) RMB 20 million (approximately $3.1 million) on May 21, 2013; (3) RMB 20 million (approximately $3.1 million) on November 21, 2013; (4) RMB 20 million (approximately $3.1 million) on May 21, 2014; (5) RMB 25 million (approximately $3.9 million) on November 21, 2014; (6) RMB 25 million (approximately $3.9 million) on May 21, 2015; and (7) RMB 30 million (approximately $4.7 million) on February 9, 2016. The interest rate was originally agreed to be 5.90% for the first installment and the then-published base rate for 6-year loans published by the PBOC for subsequent installments. Interest is to be calculated and settled every March 20, June 20, September 20, and December 20 each year, and payable the following business day. Pursuant to a Supplemental Agreement dated June 13, 2011, all loans under the agreement carry interest at 105% of the PBOC benchmark rate. The loan proceeds must be used for the construction of our Research & Development Test Centre in Shenzhen. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. According to the property ownership and land use rights certificate that we obtained in relation to this facility, the certificate may not be pledged without the approval of the relevant government office. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. For further discussion regarding the status of property ownership rights relating to this facility, please see “–Capital Expenditures.” The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li.

In consultation with China Development Bank, as of March 31, 2012, we had borrowed approximately RMB 148.7 (or approximately $23.6 million) in ten loans under this agreement based on our updated evaluation of the expected construction costs of our Research & Development Test Centre. The first loan, dated March 1, 2010, is in the amount of RMB 50 million (approximately $7.9 million) under a loan agreement with China Development Bank, bearing annual interest of 5.90%, adjusted monthly, and repayable within 72 months. The second loan, dated June 13, 2011, is in the amount of approximately RMB 45.6 million (or approximately $7.2 million), carries interest at 7.14%, and is due on February 9, 2016. The third loan, dated October 10, 2011, is in the amount of approximately RMB 3.1 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The fourth loan, dated October 28, 2011, is in the amount of RMB 8 million (approximately $1.3 million), carries interest at 7.4025%, and is repayable within 72 months. The fifth loan, dated November 4, 2011, is in the amount of RMB 6 million (approximately $1.0 million), carries interest at 7.4025%, and is repayable within 72 months. The sixth loan, dated November 10, 2011, is in the amount of RMB 3 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The seventh loan, dated November 17, 2011, is in the amount of RMB 3 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The eighth loan, dated November 29, 2011, is in the amount of RMB 5 million (approximately $0.8 million), carries interest at 7.4025%, and is repayable within 72 months. The ninth loan, dated December 9, 2011, is in the amount of approximately RMB 3.4 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The tenth loan, dated January 13, 2012, is in the amount of approximately RMB 21.6 million (approximately $3.4 million), carries interest at 7.4025%, and is repayable within 72 months. China Development Bank has not charged any interest or penalties relating to the portion of the loan that we have not drawn in accordance with the loan agreement’s borrowing schedule and has advised us that we are not required to repay the loans in accordance with the loan agreement’s repayment schedule, and we may instead follow the repayment schedule indicated by each loan’s loan certificate reflected in this paragraph.

We had negative working capital of $110.1 million as of March 31, 2012, as compared to negative working capital of $105.4 million as of September 30, 2011, an increase in negative working capital of $4.7 million. Current assets as of March 31, 2012 were $193.8 million, compared with $197.3 million as of September 30, 2011, a decrease of $3.5 million.

Current liabilities as of March 31, 2012 were $303.9 million, compared with $302.6 million as of September 30, 2011, an increase of $1.3 million. We had short-term bank loans maturing in less than one year of $140.9 million, as compared to a total of $163.2 million of such loans as of September 30, 2011, a decrease of $22.3 million. We had long-term bank loans maturing in over one year of $23.6 million as of March 31, 2012, as compared to $15.0 million of such loans as of September 30, 2011, an increase of $8.6 million.

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

Capital Expenditures

We made capital expenditures of $10.5 million and $12.3 million in the six months ended March 31, 2012 and 2011, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construct our Research and Development Test Centre in Shenzhen, China. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Six Months Ended March 31,
	2012	2011
Construction costs	$4,843	$2,055
Purchase of equipment and intangible assets	5,673	10,262
Total capital expenditure	$10,516	$12,317

We estimate that our total capital expenditures in fiscal year 2012 will reach approximately $20.0 million. Such funds will be used to purchase manufacturing equipment for the expansion of our production lines and for the construction of our Research and Development Test Centre at our Shenzhen facility.

As of March 31, 2012, we have substantially completed manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls, and administrative offices comprising 284,160 square meters at the following locations: Shenzhen (218,178 square meters) and Tianjin (65,982 square meters). Land use rights certificates have been obtained on these properties and applications for ownership certificates are in process with the relevant governmental authorities in China.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2012:

(All amounts in thousands of U.S. dollars)

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Short-term bank loans	$140,883	$140,883	$-	$-	$-
Bills payable	62,667	62,667	-	-	-
Long-term bank loans	23,618	-	-	23,618	-
Capital commitments	16,257	16,257	-	-	-
Future interest payment on short-term bank loans	3,568	3,568	-	-	-
Future interest payment on long-term bank loans	7,129	1,748	3,497	1,884	-
Total	$254,122	$225,123	$3,497	$25,502	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2012.

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

Transactions described above require accounting treatment under ASC Topic 460 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of March 31, 2012. As of March 31, 2012, we provided guarantees for the following non-related parties: Shenzhen B&G Technology Development Co. Ltd., Shenzhen Yasu Technology Co. Ltd. and Tianjin Bike New Energy Research Institute. The maximum amount of our exposure for these guarantees was $30.3 million and $21.1 million at March 31, 2012 and September 30, 2011, respectively.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically six to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2012.

Please refer to “— Liquidity and Capital Resources — Financing Activities” for a discussion of our credit facilities and loan agreements.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2012, would decrease net income before provision for income taxes by approximately $1.6 million, and cause a net loss before provision for income taxes of approximately $17.0 million for the six months ended March 31, 2012. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 97.0% of our revenues and 97.1% of our costs and expenses for the three months ended March 31, 2012 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.8% of our assets excluding cash were denominated in RMB as of March 31, 2012. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $8.9 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2012. As of March 31, 2012, our accumulated other comprehensive income was $37.7 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2012	2011
Balance sheet items as of March 31	6.2960	6.5486
Amounts included in the statement of income and comprehensive income / (loss), statement of changes in stockholders’ equity and statement of cash flows for the six months ended March 31	6.3319	6.6178
Balance sheet items as of September 30	-	6.3843

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is discussed above in Item 2. “Management’s Discussion and Analysis of Results of Operations — Interest Rate Risk” and “—Foreign Exchange Risk.”

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings described in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. Investors are directed to Item 3 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for the description of these legal proceedings. There have been no material developments to these legal proceedings during the three months ended March 31, 2012.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated November 11, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Nanshan Branch, China Everbright Bank
99.2	Guaranty Contract of Maximum Amount (English summary), dated November 11, 2011, between BAK International Limited and Shenzhen Nanshan Branch, China Everbright Bank
99.3	Guaranty Contract of Maximum Amount (English summary), dated November 11, 2011, between BAK International (Tianjin) Limited and Shenzhen Nanshan Branch, China Everbright Bank
99.4	Guaranty Contract of Maximum Amount (English summary), dated December 14, 2011, between Xiangqian Li and Shenzhen Nanshan Branch, China Everbright Bank
99.5	Loan Certificate (English summary), dated January 13, 2012, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.6	Loan Agreement (English summary), dated January 16, 2012, between BAK International (Tianjin) Limited and Tianjin Branch, China Construction Bank
99.7	Guaranty Contract of Maximum Amount (English summary), dated January 16, 2012, between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, China Construction Bank
99.8	Mortgage Contract of Maximum Amount (English summary), dated January 16, 2012, between BAK International (Tianjin) Limited and Tianjin Branch, China Construction Bank
99.9	Loan Agreement (English summary), dated January 10, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.10	Loan Agreement (English summary), dated January 10, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.11	Loan Agreement (English summary), dated January 10, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.12	Loan Agreement (English summary), dated January 12, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.13	Loan Agreement (English summary), dated March 27, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.14	Loan Agreement (English summary), dated March 28, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.15	Loan Agreement (English summary), dated March 29, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.16	Loan Agreement (English summary), dated March 31, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.17	Mortgage Contract of Maximum Amount (English summary), dated February 29, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Easter Branch, Agricultural Bank of China
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ke Marcus Cui
Ke Marcus Cui, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated November 11, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Nanshan Branch, China Everbright Bank
99.2	Guaranty Contract of Maximum Amount (English summary), dated November 11, 2011, between BAK International Limited and Shenzhen Nanshan Branch, China Everbright Bank
99.3	Guaranty Contract of Maximum Amount (English summary), dated November 11, 2011, between BAK International (Tianjin) Limited and Shenzhen Nanshan Branch, China Everbright Bank
99.4	Guaranty Contract of Maximum Amount (English summary), dated December 14, 2011, between Xiangqian Li and Shenzhen Nanshan Branch, China Everbright Bank
99.5	Loan Certificate (English summary), dated January 13, 2012, between Shenzhen BAK Battery Co., Ltd. and China Development Bank
99.6	Loan Agreement (English summary), dated January 16, 2012, between BAK International (Tianjin) Limited and Tianjin Branch, China Construction Bank
99.7	Guaranty Contract of Maximum Amount (English summary), dated January 16, 2012, between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, China Construction Bank
99.8	Mortgage Contract of Maximum Amount (English summary), dated January 16, 2012, between BAK International (Tianjin) Limited and Tianjin Branch, China Construction Bank
99.9	Loan Agreement (English summary), dated January 10, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.10	Loan Agreement (English summary), dated January 10, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.11	Loan Agreement (English summary), dated January 10, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.12	Loan Agreement (English summary), dated January 12, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.13	Loan Agreement (English summary), dated March 27, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.14	Loan Agreement (English summary), dated March 28, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.15	Loan Agreement (English summary), dated March 29, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.16	Loan Agreement (English summary), dated March 31, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China
99.17	Mortgage Contract of Maximum Amount (English summary), dated February 29, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Easter Branch, Agricultural Bank of China
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).