Form 10-Q
period 2012-06-30
CHINA BAK BATTERY INC
filed 2012-08-09
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

(86-755) 6188-6818, ext. 6856
(Registrant’s telephone number, including area code)

________________________________________________________________
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	63,816,276

CHINA BAK BATTERY, INC.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012

Contents	Page(s)

Condensed Interim Consolidated Balance Sheets as of September 30, 2011 and June 30, 2012 (unaudited)	1-2

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended June 30, 2012 and 2011 (unaudited)	3-4

Condensed Interim Consolidated Statements of Shareholders’ Equity for nine months ended June 30, 2012 and 2011 (unaudited)	5

Condensed Interim Consolidated Statements of Cash Flows for the three and nine months ended June 30, 2012 and 2011 (unaudited)	6-9

Notes to the Condensed Interim Consolidated Financial Statements (unaudited)	10-33

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2011 and June 30, 2012
(In US$)

		September 30,	June 30,
	Note	2011	2012
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$24,858,239	$13,076,141
Pledged deposits	2	5,725,587	4,668,983
Trade accounts receivable, net	3	88,261,267	89,593,768
Inventories, net	4	67,140,968	59,994,029
Prepayments and other receivables	5	5,242,418	13,603,398
Deferred tax assets, net		6,000,450	3,956,360

Total current assets		197,228,929	184,892,679

Property, plant and equipment, net	6	243,238,114	234,903,757
Lease prepayments, net		32,730,707	32,161,291
Intangible assets, net		295,136	756,318
Deferred tax assets, net		1,749,045	1,718,013

Total assets		$475,241,931	$454,432,058

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated balance sheets
As of September 30, 2011 and June 30, 2012 (continued)
(In US$)

		September 30,	June 30,
	Note	2011	2012
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$139,706,153	$146,324,504
Current maturities of long-term bank loans	8	23,495,136	-
Accounts and bills payable		118,423,415	131,435,208
Accrued expenses and other payables		20,975,742	38,841,217

Total current liabilities		302,600,446	316,600,929

Long-term bank loans, less current maturities	8	14,975,142	23,398,121
Other long-term loan	9	2,457,309	2,468,600
Deferred revenue	10	7,455,790	7,301,222
Other long-term payables	11	11,731,738	12,221,648
Deferred tax liabilities		747,666	751,101

Total liabilities		339,968,091	362,741,621

Commitments and contingencies	15

Shareholders’ equity
Common stock US$ 0.001 par value;
100,000,000 authorized; 63,816,276 issued and outstanding as of September 30, 2011 and June 30, 2012		63,817	63,817
Donated shares		14,101,689	14,101,689
Additional paid-in capital		126,135,472	126,791,414
Statutory reserves		7,645,303	7,786,157
Accumulated deficit		(44,410,240)	(89,594,957)
Accumulated other comprehensive income		35,804,409	36,608,927
		139,340,450	95,757,047
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		135,273,840	91,690,437

Total liabilities and shareholders’ equity		$475,241,931	$454,432,058

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations and comprehensive loss
For the three months ended June 30, 2011 and 2012
(Unaudited)
(In US$)

	Three months ended June 30,
	2011	2012

Net revenues	$47,129,641	$46,843,965
Cost of revenues	(43,536,733)	(51,906,863)

Gross profit / (loss)	3,592,908	(5,062,898)

Operating expenses:
Research and development expenses	(1,838,866)	(1,613,275)
Sales and marketing expenses	(2,042,334)	(2,256,661)
General and administrative expenses	(5,042,344)	(11,924,301)
Impairment charge	-	(3,616,508)

Total operating expenses	(8,923,544)	(19,410,745)

Operating loss	(5,330,636)	(24,473,643)

Finance costs, net	(2,710,601)	(2,799,237)

Government grant income	404,755	19,507

Other income / (expenses)	391,184	(68,052)

Loss before income taxes	(7,245,298)	(27,321,425)

Income tax expenses	-	(274,636)

Net loss	$(7,245,298)	$(27,596,061)

Other comprehensive income / (loss)
- Foreign currency translation adjustment	2,123,058	(1,054,313)

Comprehensive loss	$(5,122,240)	$(28,650,374)

Net loss per share:
- Basic	$(0.12)	$(0.44)
- Diluted	$(0.12)	$(0.44)

Weighted average number of shares of common stock:
- Basic	62,895,246	63,095,246
- Diluted	62,895,246	63,095,246

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of operations and comprehensive loss
For the nine months ended June 30, 2011 and 2012
(Unaudited)
(In US$)

	Nine months ended June 30,
	2011	2012

Net revenues	$157,370,449	$151,379,855
Cost of revenues	(139,332,170)	(146,281,685)

Gross profit	18,038,279	5,098,170

Operating expenses:
Research and development expenses	(5,416,345)	(4,705,354)
Sales and marketing expenses	(6,514,482)	(5,967,227)
General and administrative expenses	(15,071,001)	(24,825,786)
Impairment charge	-	(6,324,194)

Total operating expenses	(27,001,828)	(41,822,561)

Operating loss	(8,963,549)	(36,724,391)

Finance costs, net	(8,062,563)	(8,316,395)

Government grant income	1,042,495	2,029,488

Other income	681,409	363,927

Loss before income taxes	(15,302,208)	(42,647,371)

Income tax benefits / (expenses)	315,558	(2,396,492)

Net loss	$(14,986,650)	$(45,043,863)

Other comprehensive income
- Foreign currency translation adjustment	5,401,668	804,518

Comprehensive loss	$(9,584,982)	$(44,239,345)

Net loss per share:
- Basic	$(0.24)	$(0.71)
- Diluted	$(0.24)	$(0.71)

Weighted average number of shares of common stock:
- Basic	62,895,164	63,095,246
- Diluted	62,895,164	63,095,246

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of shareholders’ equity
For the nine months ended June 30, 2011 and 2012
(Unaudited)

							Accumulated
	Shares of common stock			Additional			other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	Accumulated	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	deficit	income	shares	Amount	equity

Balance as of October 1, 2010	63,612,526	$63,613	$14,101,689	$124,551,522	$7,314,565	$(19,542,138)	$28,010,135	(721,030)	$(4,066,610)	$150,432,776

Net loss	-	-	-	-	-	(14,986,650)	-	-	-	(14,986,650)

Share-based compensation for employee stock awards	-	-	-	1,267,420	-	-	-	-	-	1,267,420

Issuance of common stock to non- employee directors	3,750	4	-	(4)	-	-	-	-	-	-

Appropriation to statutory reserves	-	-	-	-	330,738	(330,738)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	5,401,668	-	-	5,401,668

Balance as of June 30, 2011	63,616,276	$63,617	$14,101,689	$125,818,938	$7,645,303	$(34,859,526)	$33,411,803	(721,030)	$(4,066,610)	$142,115,214

Balance as of October 1, 2011	63,816,276	$63,817	$14,101,689	$126,135,472	$7,645,303	$(44,410,240)	$35,804,409	(721,030)	$(4,066,610)	$135,273,840

Net loss	-	-	-	-	-	(45,043,863)	-	-	-	(45,043,863)

Share-based compensation for employee stock awards	-	-	-	655,942	-	-	-	-	-	655,942

Appropriation to statutory reserves	-	-	-	-	140,854	(140,854)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	804,518	-	-	804,518

Balance as of June 30, 2012	63,816,276	$63,817	$14,101,689	$126,791,414	$7,786,157	$(89,594,957)	$36,608,927	(721,030)	$(4,066,610)	$91,690,437

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended June 30, 2011 and 2012
(Unaudited)
(In US$)

	Three months ended June 30,
	2011	2012
Cash flows from operating activities
Net loss	$(7,245,298)	$(27,596,061)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	5,293,829	5,209,672
Provision for doubtful debts	1,043,826	8,095,945
Provision for obsolete inventories	491,997	2,395,864
Impairment charge	-	3,616,508
Gain on disposal of property, plant and equipment	(469,860)	-
Share-based compensation	333,085	181,211
Deferred revenue	(60,961)	(63,224)
Exchange loss	259,750	116,739

Changes in operating assets and liabilities:
Trade accounts receivable	20,281,681	1,783,180
Inventories	(11,626,146)	(4,194,692)
Prepayments and other receivables	(1,397,742)	(2,085,949)
Accounts and bills payable	(3,753,086)	7,968,216
Accrued expenses and other payables	1,556,786	2,173,743

Net cash provided by / (used in) operating activities	4,707,861	(2,398,848)

Cash flows from investing activities

Purchases of property, plant and equipment	(14,209,521)	(5,380,235)
Purchases of intangible assets	(4,950)	-
Proceeds from disposal of property, plant and equipment	624,777	-

Net cash used in investing activities	$(13,589,694)	$(5,380,235)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the three months ended June 30, 2011 and 2012 (continued)
(Unaudited)
(In US$)

	Three months ended June 30,
	2011	2012
Cash flows from financing activities

Proceeds from borrowings	$44,965,112	$32,814,025
Repayment of borrowings	(44,131,663)	(26,036,083)
Increase in pledged deposits	(608,607)	(2,364,426)

Net cash provided by financing activities	224,842	4,413,516

Effect of exchange rate changes on cash and cash equivalents	197,783	(236,973)

Net decrease in cash and cash equivalents	(8,459,208)	(3,602,540)
Cash and cash equivalents at the beginning of period	25,557,962	16,678,681

Cash and cash equivalents at the end of period	$17,098,754	$13,076,141

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to banks	$4,037,324	$8,479,774

Cash paid during the period for:
Income taxes	$89,468	$-

Interest, net of amounts capitalized	$2,494,911	$2,794,491

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the nine months ended June 30, 2011 and 2012
(Unaudited)
(In US$)

	Nine months ended June 30,
	2011	2012
Cash flows from operating activities
Net loss	$(14,986,650)	$(45,043,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,269,069	15,536,491
Provision for doubtful debts	3,490,912	11,782,482
(Recovery of) / provision for obsolete inventories	(245,410)	4,363,602
Impairment charge	-	6,324,194
Gain on disposal of property, plant and equipment	(469,860)	-
Share-based compensation	1,267,420	655,942
Deferred income taxes	(417,791)	2,110,627
Deferred revenue	(181,852)	(189,571)
Exchange loss	59,163	118,724

Changes in operating assets and liabilities:
Trade accounts receivable	14,406,564	(12,021,707)
Inventories	(12,197,643)	3,012,873
Prepayments and other receivables	408,086	(8,972,938)
Accounts and bills payable	10,935,943	12,496,257
Accrued expenses and other payables	9,380,747	22,210,043

Net cash provided by operating activities	25,718,698	12,383,156

Cash flows from investing activities

Purchases of property, plant and equipment	(26,526,592)	(15,432,488)
Purchases of intangible assets	(4,950)	(463,779)
Proceeds from disposal of property, plant and equipment	624,777	-

Net cash used in investing activities	$(25,906,765)	$(15,896,267)

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed interim consolidated statements of cash flows
For the nine months ended June 30, 2011 and 2012 (continued)
(Unaudited)
(In US$)

	Nine months ended June 30,
	2011	2012
Cash flows from financing activities

Proceeds from borrowings	$139,593,778	$128,209,636
Repayment of borrowings	(148,845,842)	(137,490,044)
Decrease in pledged deposits	3,201,147	1,091,537

Net cash used in financing activities	(6,050,917)	(8,188,871)

Effect of exchange rate changes on cash and cash equivalents	749,103	(80,116)

Net decrease in cash and cash equivalents	(5,489,881)	(11,782,098)
Cash and cash equivalents at the beginning of period	22,588,635	24,858,239

Cash and cash equivalents at the end of period	$17,098,754	$13,076,141

Supplemental disclosure of cash flow information:

Cash received during the period for:
Bills receivable discounted to banks	$18,317,071	$17,805,099

Cash paid during the period for:
Income taxes	$131,565	$-

Interest, net of amounts capitalized	$7,245,720	$8,311,649

See accompanying notes to the condensed interim consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
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

Basis of Presentation and Organization

As of June 30, 2012, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008; and viii) Tianjin Meicai New Materials Technology Co., Ltd. (“Tianjin Meicai”), a wholly owned limited liability company established on February 22, 2011 in the PRC. As of June 30, 2012, BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of US$99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International was required to contribute US$20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. An extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately US$20,000,000 capital to BAK Tianjin. The remaining US$79,990,000 was originally required to be fully contributed no later than December 11, 2008 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2009. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 2012. In August 2011, BAK International contributed approximately US$21,000,000 capital to BAK Tianjin and as of September 30, 2011 and June 30, 2012, the total contribution from BAK International was US$50,000,000. BAK Tianjin is principally engaged in the manufacture of larger lithium ion batteries for use in cordless power tools and various types of vehicles.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
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
For the nine months ended June 30, 2011 and 2012
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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of June 30, 2012 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US GAAP.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
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

The Company has a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior reporting periods and significant short-term debt obligations maturing in less than one year as of June 30, 2012. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has continued to develop a strategic plan to generate a positive cash flow from operating activities for the fiscal year ending September 30, 2012 and 2013 (the “FY2012&2013 Turnaround Plan”). Under the FY2012&2013 Turnaround Plan, the Company will continue to increase the presence in OEM market both domestically and internationally with more aggressive marketing strategies to expand market share while securing the existing customer base. The Company will also continue implementing cost reductions on both manufacturing costs and operating expenses to improve profit margins as well as reduce receivable turnover days through stronger credit controls.

The accompanying interim consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to the Company’s ability to continue as a going concern.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
(Unaudited)

1.     Principal Activities, Basis of Presentation and Organization (continued)

Recently Issued Accounting Standards

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintance implementation guidance related to that criterion. The guidance in this ASU update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 has no material impact on the Company’s financial statements.

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
For the nine months ended June 30, 2011 and 2012
(Unaudited)

1.     Principal Activities, Basis of Presentation and Organization (continued)

Recently Issued Accounting Standards (continued)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU updated, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” was issued. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and nonprofit entities. The amendments in this ASU update are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The adoption of ASU 2011-12 has no material impact on the Company’s financial statements.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
(Unaudited)

2      Pledged Deposits

Pledged deposits as of September 30, 2011 and June 30, 2012 consisted of the following:

	September 30,	June 30,
	2011	2012
Pledged deposits with banks for:
Construction payable	$4,170,122	$285,522
Bills payable	1,555,465	4,383,461
	$5,725,587	$4,668,983

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3      Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2011 and June 30, 2012 consisted of the following:

	September 30,	June 30,
	2011	2012

Trade accounts receivable	$104,065,501	$110,451,264
Less: Allowance for doubtful accounts	(26,494,550)	(22,241,175)
	77,570,951	88,210,089
Bills receivable	10,690,316	1,383,679
	$88,261,267	$89,593,768

An analysis of the allowance for doubtful accounts for the nine months ended June 30, 2011 and 2012 is as follows:

	Nine months ended June 30,
	2011	2012

Balance at beginning of period	$23,354,925	$26,494,550
Addition of bad debt expense, net	3,506,120	11,244,800
Write off	-	(15,650,385)
Foreign exchange adjustment	889,848	152,210

Balance at end of period	$27,750,893	$22,241,175

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
(Unaudited)

4      Inventories

Inventories as of September 30, 2011 and June 30, 2012 consisted of the following:

	September 30,	June 30,
	2011	2012

Raw materials	$21,294,868	$19,825,840
Work-in-progress	9,366,491	13,495,121
Finished goods	43,605,308	38,167,566

	74,266,667	71,488,527
Provision for obsolete inventories	(7,125,699)	(11,494,498)

	$67,140,968	$59,994,029

Part of the Company’s inventories with carrying value of US$23,495,137 and US$23,603,090 as of September 30, 2011 and June 30, 2012, respectively, was pledged as collateral under certain loan agreements (see Note 7).

5      Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2011 and June 30, 2012 consisted of the following:

	September 30,	June 30,
	2011	2012

Prepayments for raw materials and others	$1,271,520	$2,482,175
Other receivables	4,665,485	12,401,802
Less: Allowance for doubtful accounts	(694,587)	(1,280,579)

	$5,242,418	$13,603,398

6      Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2011 and June 30, 2012 consisted of the following:

	September 30,	June 30,
	2011	2012
Buildings	$127,025,347	$128,578,795
Machinery and equipment	159,355,671	166,069,073
Office equipment	2,519,208	2,544,805
Motor vehicles	1,453,456	1,447,258
	290,353,682	298,639,931
Accumulated depreciation	(80,673,667)	(95,795,383)
Construction in progress	45,305,701	49,144,819
Prepayment for acquisition of property, plant and equipment	1,466,207	2,485,912
Assets held for abandonment	744,356	760,168
Net book value	257,196,279	255,235,447

Impairment charge	(13,958,165)	(20,331,690)

Carried amount	$243,238,114	$234,903,757

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
(Unaudited)

6      Property, Plant and Equipment, net (continued)

(i)	Depreciation expense for the nine months ended June 30, 2011 and 2012 is included in the condensed interim consolidated statements of operations and comprehensive loss as follows:

	Nine months ended June 30,
	2011	2012
Cost of revenues	$11,013,421	$11,007,553
Research and development expenses	353,576	444,769
Sales and marketing expenses	328,080	128,338
General and administrative expenses	2,128,748	2,486,428
	$13,823,825	$14,067,088

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices and factories.

For the nine months ended June 30, 2011 and 2012, the Company capitalized interest of US$242,508 and US$1,155,846 respectively to the cost of construction in progress.

(iii) Pledged Property, Plant and Equipment

As of September 30, 2011 and June 30, 2012, machinery and equipment with net book value of US$56,376,435 and US$52,546,848 and buildings with net book value of US$109,076,470 and US$109,530,883 were pledged as collateral under certain loan arrangements (see Note 7 and 8).

(iv) Assets held for abandonment

Assets held for abandonment as of September 30, 2011 and June 30, 2012 consisted of the following:

	September 30,	June 30,
	2011	2012
Net book value	$744,356	760,168
Less: impairment charge	(744,356)	(760,168)
Carried amount	$-	-

The carried amount as of September 30, 2011 and June 30, 2012 composed of the machinery and equipment relating to steel-case cell production line and certain used assets which have been written down to nil.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
(Unaudited)

7      Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	September 30,	June 30,
	2011	2012

Inventories (Note 4)	$23,495,137	$23,603,090
Buildings, net (Note 6)	109,076,470	109,530,883
Land use rights, net	16,519,620	16,604,811
Machinery and equipment, net (Note 6)	25,333,574	52,546,848
	$174,424,801	$202,285,632

As of September 30, 2011 and June 30, 2012, the Company had several short-term bank loans with aggregate outstanding balances of US$139,706,153 and US$146,324,504, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 6.14% to 8.53% per annum, and had maturity dates ranging from 6 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

8      Long-term Bank Loans

As of September 30, 2011 and June 30, 2012, the Company had long-term bank loans of US$38,470,278 and US$23,398,121, respectively. As of June 30, 2012, US$23,398,121 was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 7.04% per annum. This long-term bank loan is repayable from February 9, 2016 to December 8, 2016.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) to be secured by the property ownership certificate and secured by land use rights certificate relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. As of June 30, 2012, the net book value of the related land use rights were US$1,274,580.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
(Unaudited)

8      Long-term Bank Loans (continued)

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of June 30, 2012 are as follows: Fiscal years ending on June 30,

2013	$-
2014 or after	23,398,121

$23,398,121

9      Other Long-term loan

As of June 30, 2012, the Company obtained interest-free advances of US$2,468,600 from Tianjin Aifuyi Auto Parts. Co. Ltd..

10    Deferred Revenue

Deferred revenue represents a government grant of subsidy for additional cost of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon of 35 years.

11    Other Long-term payables

Other long-term payables as of June 30, 2012 include a government subsidy of approximately US$7,900,000 received for the Company’s automated high-power lithium battery project from the National Development and Reform Commission and the Ministry of Industry and Information Technology as well as government subsidy of approximately US$4,322,000 received for the Company’s various research and development projects.

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
For the nine months ended June 30, 2011 and 2012
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

A summary of share option plan activity for these options during the nine months ended June 30, 2012 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2011	605,000	$3.29
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of June 30, 2012	605,000	$3.29	0.4 year	$-

Exercisable as of June 30, 2012	605,000	$3.29	0.4 year	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2012 (US$0.58) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$49,224 for the nine months ended June 30, 2011, in respect of share options granted on June 25, 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively. No non-cash share-based compensation expense was recorded for the nine months ended June 30, 2012.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of June 30, 2012, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
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

A summary of share option plan activity for these options during the nine months ended June 30, 2012 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2011	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of June 30, 2012	360,000	$4.30	0.5 year	$-

Exercisable as of June 30, 2012	360,000	$4.30	0.5 year	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2012 (US$0.58) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$14,812 for the nine months ended June 30, 2011, in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively. No non-cash share-based compensation expense was recorded for the nine months ended June 30, 2012.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of June 30, 2012, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
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

A summary of share option plan activity for these options during the nine months ended June 30, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2011	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of June 30, 2012	1,250,000	$4.18	0.9 year	$-

Exercisable as of June 30, 2012	1,250,000	$4.18	0.9 year	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2012 (US$0.58) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$149,858 and US$16,524 for the nine months ended June 30, 2011 and 2012 respectively, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of June 30, 2012, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
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

A summary of share option plan activity for these options during the nine months ended June 30, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2011	1,643,355	$2.81
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of June 30, 2012	1,643,355	$2.81	3.8 years	$-

Exercisable as of June 30, 2012	841,600	$2.81	3.8 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2012 (US$0.58) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was US$2.46 per share. The Company recorded non-cash share-based compensation expense of US$725,259 and of US$414,392 for the nine months ended June 30, 2011 and 2012, respectively, in respect of share options granted on June 22, 2009, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of June 30, 2012, there were unrecognized compensation costs of US$426,819 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.6 year.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
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

A summary of share option plan activity for these options during the nine months ended June 30, 2012 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2011	75,000	$3.24
Exercised	-	-
Forfeited	75,000	3.24
Cancelled	-	-

Outstanding as of June 30, 2012	-	$-	-	$-

Exercisable as of June 30, 2012	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2012 (US$0.58) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was US$2.86 per share. The Company recorded non-cash share-based compensation expense of US$35,777 and US$15,136 for the nine months ended June 30, 2011 and 2012, respectively, in respect of share options granted on June 26, 2009, which was allocated to research and development expenses.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	113.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of June 30, 2012, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
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

A summary of share option plan activity for these options during the nine months ended June 30, 2012 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2011	100,000	$2.43
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of June 30, 2012	100,000	$2.43	5.1 years	$-

Exercisable as of June 30, 2012	37,500	$2.43	5.1 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2012 (US$0.58) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on April 8, 2010 was US$1.41 per share. The Company recorded non-cash share-based compensation expense of US$37,326 and US$29,144 for the nine months ended June 30, 2011 and 2012 in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of June 30, 2012, there were unrecognized compensation costs of US$15,004 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.9 year.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
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

A summary of share option plan activity for these options during the nine months ended June 30, 2012 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2011	160,800	$1.28
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of June 30, 2012	160,800	$1.28	4.7 years	$-

Exercisable as of June 30, 2012	53,600	$1.28	4.7 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2012 (US$0.58) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 26, 2011 was US$0.65 per share. The Company recorded non-cash share-based compensation expense of US$8,832 and US$40,328 for the nine months ended June 30, 2011 and 2012, respectively,  in respect of share options granted on May 26, 2011, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on May 26, 2011 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	50.90%
Expected dividends	Nil
Expected life	6.0 years
Risk-free interest rate	3.06%

As of June 30, 2012, there were unrecognized compensation costs of US$32,940 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.8 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
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

The first and second 25% of the restricted shares were already issued as fully paid shares of common stock to the Company’s three independent directors on August 4, 2010 and October 6, 2010. According to the resolution of Compensation Committee on December 28, 2010, the third and forth 25% of the restricted shares were cancelled. As of June 30, 2012, there were no unrecognized compensation costs associated with these restricted shares granted to non-employee directors.

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

The Company recorded non-cash share-based compensation expense of US$239,478 and of US$140,418 for the nine months ended June 30, 2011 and 2012 respectively in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of June 30, 2012, there were unrecognized stock-based compensation costs of US$149,802 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 1.4 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the Stock Option Plan for the nine months ended June 30, 2011 and 2012.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
(Unaudited)

13    Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the nine months ended June 30, 2012 attributable to equity shareholders of $45,043,863 (nine months ended June 30, 2011: $14,986,650) and the weighted average number of shares of common stock of 63,095,246 issued and outstanding during the nine months ended June 30, 2012 (nine months ended June 30, 2011: 62,895,164).

The effects of 4,712,655 shares of stock options, 500,000 shares of restricted stock and 1,447,500 warrants outstanding during the nine months ended or as of June 30, 2011 were all anti-dilutive and the effects of 4,119,155 shares of stock options and 300,000 shares of restricted stock warrants outstanding during the nine months ended or as of June 30, 2012 were all anti-dilutive. As such, basic and diluted net loss per share for the nine months ended June 30, 2011 and 2012 are the same for the periods, respectively.

14    Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820 requires the disclosure of the estimated fair value of financial instrument for which fair value was not elected. Except for long-term loan disclosed as below, the carrying amounts of other financial assets and liabilities approximated their fair value due to short maturities or the applicable interest rates approximately the current market value:

As of September 30, 2011		As of June 30, 2012
		Carrying
Carrying amount	Fair value	amount	Fair value

$2,457,309	$2,230,726	$2,468,600	$2,325,577

15    Commitments and Contingencies

(i)    Capital Commitments

As of September 30, 2011 and June 30, 2012, the Company had the following contracted capital commitments:

	September 30,	June 30,
	2011	2012
For construction of buildings	$7,847,376	$12,392,122
For purchases of equipment	3,511,966	6,459,117

	$11,359,342	$18,851,239

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
(Unaudited)

15     Commitments and Contingencies (continued)

(ii) Land Use Rights and Property Ownership Certificate

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of June 30, 2012, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid. However, management believes that this possibility, while present, is remote.

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

As of June 30, 2012, under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities in Tianjin is RMB329,666,477 (approximately US$51.6 million) for the period from July 2, 2011 to July 2, 2012. On July 2, 2012, under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities in Tianjin is RMB260,142,199 (approximately US$40.9 million) for the period from July 2, 2012 to July 2, 2013.

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
For the nine months ended June 30, 2011 and 2012
(Unaudited)

15    Commitments and Contingencies (continued)

(iii)   Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30,	June 30,
	2011	2012

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,349,514	$2,360,309

Guaranteed for Shanghai Global Children Products Co. Ltd. - a non-related party	1,566,342	-

Guaranteed for Shenzhen B&G Technology Development Co. Ltd.- a non- related party	-	9,441,236

Guaranteed for Tianjin Huaxia Hongyuan Industrial Co. Ltd. - a non- related party	-	2,360,309

Guaranteed for Tianjin Bike New Energy Research Institute - a non- related party	7,831,712	11,124,924

Guaranteed for Shenzhen Yasu Technology Co. Ltd. - a non-related party	9,398,055	9,441,236

	$21,145,623	$34,728,014

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it immaterial to the condensed interim consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of June 30, 2012.

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

The Company's outstanding discounted and transferred bills as of September 30, 2011 and June 30, 2012 are summarized as follows:

	September 30,	June 30,
	2011	2012

Bank acceptance bills	$2,049,540	$17,805,099

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
(Unaudited)

16     Significant Concentrations

(a)    Customers and Credit Concentrations

No customer individually comprised 10% or more of net revenue for the nine months ended June 30, 2012.

The Company had only one customer that individually comprised 10% or more of net revenue for the nine months ended June 30, 2011, as follows:

Simplo Technology Co., Ltd.	$17,805,312	11%

As of June 30, 2011, approximately 8% of gross trade accounts receivable was due from Simplo Technology Co., Ltd..

(b)     Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2011 and June 30, 2012, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed interim consolidated financial statements
For the nine months ended June 30, 2011 and 2012
(Unaudited)

17    Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. During the nine months ended June 30, 2012, the Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the nine months ended June 30, 2011 and 2012 were as follows:

Net revenues by product:

	Nine months ended June 30,
	2011		2012
		%		%

Aluminum-case cell	$60,714,157	38.58	$59,972,979	39.62

Battery pack	41,608,428	26.44	41,388,013	27.34

Cylindrical cells	42,959,323	27.30	31,692,745	20.94

Lithium polymer cells	7,148,846	4.54	11,314,727	7.47

High-power lithium battery cells	4,939,695	3.14	7,011,391	4.63

	$157,370,449	100.00	$151,379,855	100.00

Net revenues by geographic area:

	Nine months ended June 30,
	2011		2012
		%		%

PRC Mainland	$105,107,810	66.79	$109,702,456	72.47

PRC Taiwan	34,164,137	21.71	19,124,243	12.63

India	8,937,399	5.68	6,839,791	4.52

Hong Kong, China	6,365,033	4.04	8,458,460	5.59

Others	2,796,061	1.78	7,254,905	4.79

	$157,370,449	100.00	$151,379,855	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

18    Subsequent Events

The Company has evaluated all subsequent events through the date these condensed interim consolidated financial statements were issued, and determined that there were no subsequent events or transactions that require recognition or disclosures in the condensed interim consolidated financial statements, except as disclosed in note 15 (ii).

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

Since the beginning of fiscal year 2012, our growth strategy has included two objectives: to enhance our product portfolio by producing high-capacity battery cells that meet market demand in both prismatic and cylindrical spaces, and to improve our customer base by aggressively seeking more tier 1 OEM market share from both existing markets and emerging markets. During the fiscal quarter ended June 30, 2012, we continued to be in transition towards achieving these objectives. Our management expects that the Company may experience challenges in financing new projects and collecting old receivables while migrating from the replacement market to OEM markets. During the quarter, we incurred a significant gross loss in cylindrical and polymer battery cell sales at the same time as the continuing decrease in gross profit of prismatic battery cells. However, we also report the following accomplishments:

  a significant increase in sale volumes of polymer cells during this quarter;

  progress in improving our customer base, as the number of the leading 15 cell phone OEMs purchasing our products grew to 13 during the quarter; and

  the shipment of battery packs (rather than cells) grew for prismatic products. As of June 30, 2012 battery shipments accounted for 37% of total shipments, representing a 7% increase in comparison with the third quarter of our fiscal year ended September 30, 2011.

During the fiscal quarter ended June 30, 2012, we encountered increased costs for prismatic cells and reduced demand for cylindrical cells. Although the continued weakness in the global economy continued to negatively impact our business by reducing the sales volume of our products, quarterly revenues from sales of lithium polymer cells and high-power lithium battery cells were the highest in our company’s history as a result of our efforts to increase our share in the smartphone, electric bicycle and electric vehicle markets. In response to the globally weak market, the Company expects to continue to increase sales volume in the tier 1 OEM market and to take cost-cutting actions to improve gross margin.

On October 24, 2011, NASDAQ Staff notified the Company that its common stock was not in compliance with one of the requirements for continued listing on the NASDAQ Global Market because the closing bid price of its common stock had fallen below $1.00 for 30 consecutive business days. The Staff also notified the Company that it had been granted a grace period of 180 calendar days, or until April 23, 2012, in which to regain compliance. In a letter dated April 10, 2012, the Staff informed the Company that it had determined that the closing bid price of China BAK's common stock had been at $1.00 per share or greater for ten consecutive business days from March 26, 2012 to April 9, 2012. Accordingly, the Company regained compliance with NASDAQ Listing Rule 5450(a)(1) and this matter was closed.

On May 25, 2012, the Company received a new notice from the NASDAQ staff indicating that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Global Market under NASDAQ Listing Rule 5450(a)(1). The notification letter stated that the Company will be afforded 180 calendar days, or until November 21, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days.

To help us finance and expand our operations, we had access to $219.6 million in short-term credit facilities and $23.6 million in long-term credit facilities as of June 30, 2012. As of June 30, 2012, the principal outstanding amounts included short-term bank loans of $146.3 million under credit facilities and long-term bank loans of $23.4 million maturing in over one year, and bills payable of $66.2 million under credit facilities, leaving $40.5 million of short-term funds available under our credit facilities for additional cash needs. As of June 30, 2012, our cash position had weakened due to the repayment of some of our short-term loans. Our management expects that government monetary policy may continue to be tight in the short-term future, which may reduce our liquidity. We expect to respond to this challenge in at least two ways: first, we will continue to reinforce our efforts to improve the collection of receivables; and second, we will continue to consider strategic asset dispositions.

We had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior periods as at June 30, 2012 and significant short-term debt obligations maturing in less than one year. These factors raise substantial doubts about our ability to continue as a going concern. Accordingly, we have continued to develop a strategic plan to continue to generate a positive cash flow from operating activities for the fiscal years ending September 30, 2012 and 2013. Under this plan, we will continue to increase our presence in the OEM market both domestically and internationally with more aggressive marketing strategies to expand and secure our market base. We will also continue to implement reductions of both manufacturing costs and operating expenses to improve profit margins as well as reduce receivable turnover days through stronger credit controls.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of our fiscal year ended September 30, 2012:

  Net revenues: Net revenues decreased by $286,000, or 0.6%, to $46.8 million for the three months ended June 30, 2012, from $47.1 million for the same period in 2011.

  Gross loss: Gross loss was $5.1 million for the three months ended June 30, 2012, a change of $8.6 million from gross profit of $3.6 million for the same period in 2011.

  Operating loss: Operating loss was $24.5 million for the three months ended June 30, 2012, an increase of $19.1 million from operating loss of $5.3 million for the same period in 2011.

  Net loss: Net loss was $27.6 million for the three months ended June 30, 2012, an increase of $20.4 million, or 280.9%, from $7.2 million for the same period in 2011.

  Fully diluted net loss per share: Fully diluted net loss per share was $0.44 for the three months ended June 30, 2012, as compared to $0.12 for the same period in 2011.

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

Government grant income. Government grant income for the three and nine months ended June 30, 2012 mainly consisted of receipt of grants to fund certain lithium battery research projects and to subsidize the payment for land use rights of BAK Industrial Park. No present or future obligation arises from the receipt of such amount.

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

Our effective tax expense rate was 5.6% for the nine months ended June 30, 2012, and our effective tax benefit rate was 2.1% for the nine months ended June 30, 2011.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended
	June 30,
	2012	2011	$ Change	% Change
Net revenues	$46,844	$47,130	$(286)	(0.6)
Cost of revenues	51,907	43,537	8,370	19.2
Gross (loss) / profit	(5,063)	3,593	(8,656)	(240.9)
Operating expenses:
Research and development expenses	1,612	1,839	(227)	(12.3)
Sales and marketing expenses	2,257	2,042	215	10.5
General and administrative expenses	11,925	5,042	6, 883	136.5
Impairment charge	3,617	-	3,617	100.0
Total operating expenses	19,411	8,923	10,488	117.5
Operating loss	(24,474)	(5,330)	(19,144)	359.2
Finance costs, net	(2,799)	(2,711)	(88)	3.2
Government grant income	20	405	(385)	(95.1)
Other (expenses) / income	(68)	391	(459)	(117.4)
Income tax expenses	(275)	-	275	100.0
Net loss	$(27,596)	$(7,245)	$(20,351)	280.9

Net revenues. Net revenues were $46.8 million for the three months ended June 30, 2012, as compared to $47.1 million for the same period in 2011, a decrease of $286,000, or 0.6% .

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

		Three Months Ended June 30,
		2012		2011
Prismatic cells	$		$
Aluminum-case cells		14,032		13,865
Battery packs		11,762		11,911
Cylindrical cells		11,099		17,291
Lithium polymer cells		6,338		2,009
High-power lithium battery cells		3,613		2,054
Total		$46,844		$47,130

Net revenues from sales of aluminum-case cells slightly increased to $14.0 million in the three months ended June 30, 2012, from $13.9 million in the same period in 2011, an increase of $167,000, or 1.2%, resulting from an increase of 15.4% in our average selling price and offset by a decrease of 11.6% of sales volume driven by a decrease in sales to the domestic (PRC) market.

Net revenues from sales of battery packs decreased to $11.8 million in the three months ended June 30, 2012, from $11.9 million in the same period in 2011, a decrease of $149,000, or 1.3% . This resulted from a 16.5% decrease in average selling price, offset by an increase in sales volume of 16.5% driven by an increase in sales to the domestic (PRC) market.

Net revenues from sales of cylindrical cells decreased to $11.1 million in the three months ended June 30, 2012, from $17.3 million in the same period in 2011, a decrease of $6.2 million, or 35.8% . This resulted from a decrease in sales volume of 35.0% driven by a decrease in sales to the domestic (PRC) market and a 10.6% decrease in average selling price.

We sold $6.3 million in lithium polymer cells for the three months ended June 30, 2012, compared to $2.0 million in lithium polymer cells in the same period in 2011, an increase of $4.3 million, or 215.5%, resulting from an increase of 179.4% in sales volume, offset by a decrease of 21.2% in our average selling price.

We also sold approximately $3.6 million in high-power lithium battery cells for the three months ended June 30, 2012, as compared to $2.1 million in high-power lithium battery cells in the same period in 2011, due to our increased sales of products used in electric bicycles, power tools and other applications from our Tianjin facility over the three months ended March 31, 2012.

Cost of revenues. Cost of revenues increased to $51.9 million for the three months ended June 30, 2012, as compared to $43.5 million for the same period in 2011, an increase of $8.4 million, or 19.2% . The increase in cost of revenues was due to an increase in sales volume in new lithium polymer cell products over the three months ended June 30, 2012 and a significant write-down of obsolete inventory over the three months ended June 30, 2012.

Gross (loss) / profit. Gross loss for the three months ended June 30, 2012 was $5.1 million, or 10.8% of net revenues, as compared to gross profit of $3.6 million, or 7.6% of net revenues, for the same period in 2011. Our significant change from gross profit to gross loss was mainly due to:

a) decrease in gross profit from prismatic products, primarily battery packs, compared with the same period of 2011, primarily due to the continued increase in cost of goods sold as result of increase in raw materials costs and salaries;

b) a decrease in cylindrical cell products sales volume during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and a significant increase in sales with negative gross profit compared with positive gross profit from cylindrical cell products during the same period of 2011 due to a significant increase in sales over the three months ended June 30, 2011 as the result of a sharp increase in market demand relating to an earthquake and tsunami that disrupted operations in Japan in March 2011;

c) gross loss from polymer products was mainly due to increased sales volume with negative gross profit compared with the same period of 2011as a result of the continuing lower yield rate of production; and

d) a significant write-down of obsolete inventory over the three months ended June 30, 2012.

Research and development expenses. Research and development expenses decreased to $1.6 million for the three months ended June 30, 2012, as compared to $1.8 million for the same period in 2011, a decrease of $227,000, or 12.3% . This decrease was mainly due to a decrease in research funds of approximately $35,000 and salaries of $191,000 as a result of a decrease in R&D projects.

Sales and marketing expenses. Sales and marketing expenses increased to $2.2 million for the three months ended June 30, 2012, as compared to $2.0 million for the same period in 2011, an increase of $215,000, or 10.5%, primarily due to increased salaries and social insurance benefits of $232,000. As a percentage of revenues, sales and marketing expenses have increased to 4.8% for the three months ended June 30, 2012, from 4.3% for the same period in 2011, primarily due to the decrease in revenues from sales over the three months ended June 30, 2012.

General and administrative expenses. General and administrative expenses increased to $11.9 million, or 25.5% of revenues, for the three months ended June 30, 2012, as compared to $5.0 million, or 10.7% of revenues, for the same period in 2011, an increase of $6.9 million, or 136.5% . The primary reason for the increase was that provision for bad debt expenses increased by $7.1 million over the three months ended June 30, 2012.

Property, plant and equipment impairment charge. Property, plant and equipment impairment charge increased to $3.6 million for the three months ended June 30, 2012. No impairment charge was recorded for the three months ended June 30, 2011. During the course of our strategic review of our operations for the three months ended June 30, 2012, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $3.6 million, from an assessment that the total net book value of assets grouped together was higher than its undiscounted cash flows from the identified cash-generating unit.

Operating loss. As a result of the above, operating loss totaled $24.5 million for the three months ended June 30, 2012, as compared to an operating loss of $5.3 million for the same period in 2011. As a percentage of net revenues, operating loss was 52.2% for the three months ended June 30, 2012, as compared to the loss of 11.3% for the same period in 2011.

Finance costs, net. Finance costs, net, increased to $2.8 million for the three months ended June 30, 2012, as compared to $2.7 million for the same period in 2011, an increase of $88,000, or 3.2% . The slight increase in net finance costs is mainly attributable to an increase in the average bank loan interest rates on both our short-term and long-term bank loans and in discounts charged for bills receivable recognized over the three months ended June 30, 2012.

Government grant income / Other Income. Government grant income was $20,000 and other income was $68,000 for the three months ended June 30, 2012, as compared to government grant income of $405,000 and other income of $391,000 for the same period in 2011.

Income tax (expense) / benefit. Income tax expense was $275,000 for the three months ended June 30, 2012, as compared to no income tax benefits or expenses for the same period in 2011.

Net loss. As a cumulative result of the foregoing, we had a net loss of $27.6 million for the three months ended June 30, 2012, compared to $7.2 million for the three months ended June 30, 2011.

Comparison of Nine Months Ended June 30, 2012 and June 30, 2011

The following table sets forth key components of our results of operations for the periods indicated. All amounts, other than percentages, are in thousands of U.S. dollars.

	Nine Months Ended
	June 30,
	2012	2011	$ Change	% Change
Net revenues	$151,380	$157,370	$(5,990)	(3.8)
Cost of revenues	146,282	139,332	6,950	5.0
Gross profit	5,098	18,038	(12,940)	(71.7)
Operating expenses:
Research and development expenses	4,705	5,416	(711)	(13.1)
Sales and marketing expenses	5,967	6,514	(547)	(8.4)
General and administrative expenses	24,826	15,071	9,755	64.7
Impairment charge	6,324	-	6,324	100.0
Total operating expenses	41,822	27,001	14,821	54.9
Operating loss	(36,724)	(8,963)	(27,761)	309.7
Finance costs, net	(8,316)	(8,063)	(253)	3.1
Government grant income	2,029	1,042	987	94.7
Other income / (expenses)	363	681	(318)	(46.7)
Income tax (expenses) / benefit	(2,396)	316	(2,712)	(858.2)
Net loss	$(45,044)	$(14,987)	$(30,057)	200.6

Net Revenues. Net revenues decreased to $151.4 million for the nine months ended June 30, 2012, as compared to $157.4 million for the same period of the prior year, a decrease of $6.0 million or 3.8% . The following sets forth the breakdown of our net revenues by battery cell type for the periods indicated.

	Nine Months Ended
	June 30,
	2012	2011
		(in thousands)
Prismatic cells
Aluminum-case cells	$59,973	$60,714
Battery packs	41,388	41,608
Cylindrical cells	31,693	42,959
Lithium polymer cells	11,315	7,149
High-power lithium battery cells	7,011	4,940
Total	$151,380	$157,370

  Net revenues from sales of aluminum-case cells decreased to $59.9 million in the nine months ended June 30, 2012, from $60.7 million in the same period in fiscal year 2011, a decrease of $741,000 or 1.2%, resulting from a decrease of sales volume of 13.0% driven by decreased sales in the domestic (PRC) market, offset by an increase in our average selling price of 12.9%.

  Net revenues from sales of battery packs decreased to $41.4 million in the nine months ended June 30, 2012, from $41.6 million in the same period in fiscal year 2011, a decrease of $220,000 or 0.5%. This resulted from a decrease in sales volume of 6.5% due to decreased sales in the domestic (PRC) market, offset by a 16.8% increase in average selling price.

  Net revenues from sales of cylindrical cells decreased to $31.7 million in the nine months ended June 30, 2012, from $43.0 million in the same period in fiscal year 2011, a decrease of $11.3 million or 26.2%. This resulted from a decrease in sales volume of 28.1% due to a decrease in export sales and a 2.3% decrease in average selling price.

  We sold $11.3 million in lithium polymer cells in the nine months ended June 30, 2012, compared to $7.1 million in lithium polymer cells in the same period in fiscal year 2011, an increase of $4.2 million or 58.3%, resulting from an increase of 179.4% in sales volume, offset by a decrease of 12.0% in our average selling price.

  We also sold approximately $7.0 million in high-power lithium battery cells in the nine months ended June 30, 2012, as compared to $4.9 million in high-power lithium battery cells in the same period of fiscal year 2011, due to our increased sales of products used in electric bicycles, power tools, uninterruptible power supplies, and other applications from our Tianjin facility.

Cost of Revenues. Cost of revenues increased to $146.3 million for the nine months ended June 30, 2012, as compared to $139.3 million for the same period in fiscal year 2011, an increase of $7.0 million or 5.0% . The increase in cost of revenues was due to an increase in sales volume in new lithium polymer cell products over the nine months ended June 30, 2012 and significant write down of obsolete inventory over the nine months ended June 30, 2012.

Gross profit. Gross profit for the nine months ended June 30, 2012 was $5.1 million, or 3.4% of net revenues, as compared to gross profit of $18.0 million, or 11.5% of net revenues, for the same period in 2011. Our decrease in gross profit as a percentage of net revenues was primarily due to:

a) decrease in gross profit from prismatic products, primarily battery packs, compared with the same period of 2011, primarily due to the continued increase in cost of goods sold as result of increase in raw materials costs and salaries;

b) a decrease in cylindrical cell products sales volume during the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 due to a significant increase in sales over the nine months ended June 30, 2011 as the result of a sharp increase in market demand relating to an earthquake and tsunami that disrupted operations in Japan in March 2011;

c) gross loss from polymer products was mainly due to increased sales volume with negative gross profit compared with the same period of 2011as a result of the continuing lower yield rate of production; and

d) a significant write-down of obsolete inventory over the nine months ended June 30, 2012.

Research and Development Costs. Research and development costs decreased to $4.7 million for the nine months ended June 30, 2012, as compared to $5.4 million for the same period in fiscal year 2011, a decrease of $711,000, or 13.1% . This decrease was mainly due to a decrease in research funds of approximately $248,000 and salaries of $463,000 as a result of a decrease in R&D projects.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $5.9 million for the nine months ended June 30, 2012, as compared to $6.5 million for the same period in fiscal year 2011, a decrease of $547,000, or 8.4%, primarily due to decreased packing and transportation expenses of $300,000, depreciation of $194,000 and repair and maintenance expenses of $73,000, resulting from improved cost control under our strategic plan. As a percentage of revenues, sales and marketing expenses have decreased to 3.9% for the nine months ended June 30, 2012 from 4.1% for the same period in 2011, due to decreased sales commissions on revenues from older products.

General and Administrative Expenses. General and administrative expenses increased to $24.8 million, or 16.4% of revenues, for the nine months ended June 30, 2012, as compared to $15.1 million, or 9.6% of revenues, for the same period in fiscal year 2011, an increase of $9.8 million, or 64.7% . Bad debt expenses increased by $8.3 million during the nine months ended June 30, 2012 due to the provision charged following an assessment of account collectability in the second quarter of 2012.

Property, plant and equipment impairment charge. Property, plant and equipment impairment charge increased to $6.3 million for the nine months ended June 30, 2012. No impairment charge was recorded for the nine months ended June 30, 2011. During the course of our strategic review of our operations for the nine months ended June 30, 2012, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $6.3 million, from an assessment that the total net book value of assets grouped together was higher than its undiscounted cash flows from the identified cash-generating unit.

Operating Loss. As a result of the above, operating loss totaled $36.7 million for the nine months ended June 30, 2012, as compared to $8.9 million for the same period of the prior year, an increase of $27.8 million, or 309.7% .

Finance Costs, Net. Finance costs, net, increased to $8.3 million for the nine months ended June 30, 2012, as compared to $8.1 million for the same period of the prior fiscal year, an increase of $253,000 or 3.1% . The increase in net finance costs is mainly attributable to an increase in the average bank loan interest rates on both our short-term and long-term bank loans and in discounts charged for bills receivable recognized during the nine months ended June 30, 2012.

Government Grant Income / Other Income. Government grant income was $2.0 million and other income was $363,000 for the nine months ended June 30, 2012, as compared to government grant income of $1.0 million and other income of $682,000 for the same period in 2011. Government grant income for the nine months ended June 30, 2012 mainly consisted of government grant funds as follows: $1.8 million to fund certain lithium battery research projects and $194,000 representing amortization of government subsidies received in relation to the additional cost of the land use rights of BAK Industrial Park. No present or future obligation arose from the receipt of such government subsidies.

Income Tax (Expenses) / Benefits. Income tax expenses were $2.4 million for the nine months ended June 30, 2012, as compared to income tax benefits of $316,000 for the same period of 2011. The change was the result of an increase of the allowance for deferred tax assets that may not be realized during the nine months ended June 30, 2012.

Net Loss. As a result of the foregoing, we had a net loss of $45.0 million for the nine months ended June 30, 2012 compared to $15.0 million for the same period of 2011.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of June 30, 2012, we had cash and cash equivalents of $13.1 million. In addition, we had pledged deposits amounting to $4.7 million. Typically, banks will require borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from six to twelve months which coincides with the periods the cash remains pledged to the banks. As of June 30, 2012, we had access to $219.6 million in short-term credit facilities and $23.6 million in long-term credit facilities.

As of June 30, 2012, the principal outstanding amounts included short-term bank loans of $146.3 million under credit facilities and long-term bank loans of $23.4 million maturing in over one year, and bills payable of $66.2 million under credit facilities, leaving $40.5 million of short-term funds available under our credit facilities for additional cash needs.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
(All amounts in thousands of U.S. dollars)

	Nine Months Ended
	June 30,
	2012	2011
Net cash provided by operating activities	$12,383	$25,719
Net cash used in investing activities	(15,896)	(25,907)
Net cash used in financing activities	(8,189)	(6,051)
Effect of exchange rate changes on cash and cash equivalents	(80)	749
Net decrease in cash and cash equivalents	(11,782)	(5,490)
Cash and cash equivalents at beginning of the period	24,858	22,589
Cash and cash equivalents at end of the period	$13,076	$17,099

Operating Activities

Net cash provided by operating activities was $12.4 million in the nine months ended June 30, 2012, as compared with $25.7 million in net cash provided by operating activities in the same period in 2011. The decrease of $13.3 million in net cash provided by operating activities was mainly attributable to the settlement of overdue accounts payables to our suppliers.

Investing Activities

Net cash used in investing activities decreased to $15.9 million in the nine months ended June 30, 2012 from $25.9 million in the same period in 2011. The net cash used in investing activities for the nine months ended June 30, 2012, was mainly used for the procurement of machinery and equipment for our polymer cell line and construction of our Research and Development Test Centre in Shenzhen.

Financing Activities

Net cash used in financing activities increased to $8.2 million in the nine months ended June 30, 2012 from $6.1 million in the same period in 2011. This was mainly attributable to a decrease in pledged deposits of $2.1 million.

As of June 30, 2012, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

				Amount
				Borrowed
		Maximum		(includes bank
		Amount		loans and bills
		Available		payable)
Short-term credit facilities:	$		$
Agricultural Bank of China		70,809		66,089
Shenzhen Development Bank		28,324		20,456
China CITIC Bank		11,802		7,868
Bank of China		62,942		54,686
China Everbright Bank		12,588		11,727
China Construction Bank		7,970		7,396
China Bohai Bank		12,588		2,675
Tianjin Branch, Bank of Dalian		12,588		8,406
Subtotal—Short-term credit facilities		$219,611		$179,303
Long-term credit facilities:
China Development Bank		23,603		23,398
Subtotal—Long-term credit facilities		$23,603		$23,398
Lines of Credit:
Shenzhen Branch, Bank of China				31,938
Agricultural Bank of China				803
Tianjin Branch, Bank of China				530
Subtotal—Lines of credit				$33,271
Total		$276,485		$235,972

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $146.3 million and long-term bank loans of $23.4 million maturing in over one year, and bills payable of $66.2 million. For the purpose of presentation, the effect of increases in bills payable balances is included in operating activities in the statements of cash flows.

During the three months ended June 30, 2012, we repaid borrowings under loans totaling approximately $26.0 million and borrowed amounts totaling approximately $32.8 million. The material financing terms of these borrowings are described below.

On May 29, 2012, our subsidiary BAK Tianjin entered into a comprehensive credit facility agreement with Tianjin Branch, China Bohai Bank to provide a maximum amount of RMB 80 million (approximately $12.6 million). Loans may be drawn at any time over the period from May 29, 2012 to May 28, 2013 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Shenzhen BAK Battery Co., Ltd. During the fiscal quarter ended June 30, 2012, we received a loan of approximately $2.7 million under a loan agreement dated May 29, 2012, bearing annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted in line with the adjustment of the benchmark rate, and due May 28, 2013.

On November 11, 2011, we renewed a comprehensive credit facility agreement with China Everbright Bank to provide a maximum amount of RMB 80 million (approximately $12.6 million), including RMB 40 million to support bank acceptance bills (instruments commonly used in China that are similar to letters of credit) and RMB 40 million to cover discounts on our notes receivable due to their assignment to certain banks, suppliers, vendors, and other creditors from November 11, 2011 to November 11, 2012. This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li. As of June 30, 2012, we had borrowed $11.7 million of notes payable under this credit facility agreement.

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

We have a comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch, or Agricultural Bank – Shenzhen Branch, to provide a maximum loan amount of RMB 450 million (approximately $70.8 million), including RMB 400 million (approximately $62.9 million) of one-year term credit facilities and RMB 50 million (approximately $7.9 million) of five-year term credit facilities. This comprehensive credit facility agreement renewed a predecessor credit facility agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 15, 2010 and governs all loans that were subject to the predecessor agreement at the time of the renewal. New loans may be drawn under this credit facility from November 30, 2011 through November 24, 2012, with the term of the loan established at the time each new loan is drawn, except as to funds borrowed under a loan agreement between Shenzhen BAK and Agricultural Bank – Shenzhen Branch dated November 23, 2006 and effective December 18, 2006, or the 2006 Loan Agreement, which may be drawn at any time within five years of December 18, 2006, and which will mature five years after such funds are drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans that are subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with Agricultural Bank – Shenzhen Branch relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to Agricultural Bank – Shenzhen Branch relative to its indebtedness to all financial institutions combined (referred to as the “Percentages Undertaking”). The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with Agricultural Bank –Shenzhen Branch or applicable financial institutions and the amount of foreign currencies deposited with Agricultural Bank – Shenzhen Branch or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of Agricultural Bank – Shenzhen Branch prior to the expiration of all loans under this credit facility (this undertaking and the Percentages Undertaking are collectively referred to as the “Undertakings”). The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park, as well as certain machinery. In the event that Shenzhen BAK breaches any of the Undertakings or any guaranteed party breaches any of its guaranty obligations, Agricultural Bank – Shenzhen Branch may, in addition to exercising any other applicable remedies under the applicable agreements, accelerate repayment of all loan amounts governed by this credit facility.

As of June 30, 2012, we had ten outstanding short-term loans under the comprehensive credit facility with Agricultural Bank – Shenzhen Branch, totaling approximately $62.9 million, and carry annual interest at 110% of the benchmark rate of the PBOC, adjusted quarterly. The first loan, of approximately $7.8 million, is under a loan agreement dated March 28, 2012, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and is due on March 14, 2013. The second loan, of approximately $7.8 million, is under a loan agreement dated March 29, 2012, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and is due on February 27, 2013. The third loan, of approximately $7.8 million, is under two loan agreements dated January 10, 2012, bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and is due January 9, 2013. The fourth loan, of approximately $7.8 million, is under a loan agreement dated January 12, 2012, bearing fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and is due January 11, 2013. The fifth loan, of approximately $4.7 million, bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and is due March 26, 2013. The sixth loan, of approximately $2.4 million, bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and is due January 9, 2013. The seventh loan, of approximately $7.9 million, bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and is due October 24, 2012. During the quarter ended June 30, 2012, a loan of approximately $9.5 million, bearing annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted monthly, was due on May 9, 2012, and repaid on May 8, 2012. The loan was replaced with two loans, the eighth and ninth loans held under this credit facility at the end of the quarter, of approximately $9.6 million in total under two loan agreements dated April 23, 2012 and April 24, 2012, respectively. The eighth loan, of approximately $4.8 million, bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and is due April 22, 2013. The ninth loan, of approximately $4.8 million, bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, is repayable on April 12, 2013. The tenth loan, of approximately $7.1 million, is under a loan agreement dated April 6, 2012, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and is due November 20, 2012. Each of the loan agreements specifically provided for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. We had also borrowed $3.1 million of notes payable under this credit facility agreement. In addition, we had also borrowed $0.8 million of notes payable separate from the credit facility.

We have a comprehensive credit facility agreement with Tianjin Branch, Bank of Dalian, to provide a maximum loan amount of RMB 80 million (approximately $12.6 million). Loans may be drawn at any time over the period from November 22, 2011 to November 21, 2012 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Shenzhen BAK Battery Co., Ltd. and Mr. Xiangqian Li. During the fiscal quarter ended June 30, 2012, we had a loan of approximately $7.9 million under a loan agreement dated November 24, 2011, bearing annual interest at 130% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted in line with the adjustment of the benchmark rate, repayable on November 23, 2012, and we had also borrowed $0.5 million of notes payable under this credit facility agreement.

As of June 30, 2012, we renewed our comprehensive credit facility agreement with Shenzhen Branch, China Citic Bank, or China Citic Bank, to provide a maximum loan amount of RMB 75 million (approximately $11.8 million). Loans may be drawn at any time from June 13, 2012 to June 13, 2013 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of June 30, 2012, we had borrowed $7.9 million under two loan agreements. The first loan, of approximately $6.3 million, is under a loan agreement dated June 20, 2012, bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and is due June 20, 2013. The second loan, of approximately $1.6 million, is under a loan agreement dated June 29, 2012, bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and is due June 29, 2013. During the quarter ended June 30, 2012, on June 3, 2012, we also repaid a loan due on June 3, 2012 under the former credit facility of approximately $6.3 million, which carried annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement as adjusted under the credit facility.

As of June 30, 2012, we had a comprehensive credit facility agreement with Shenzhen Longgang Branch, Bank of China, or Bank of China, to provide a maximum loan amount of RMB 450 million (approximately $71.5 million). Loans may be drawn at any time from May 3, 2011 to May 3, 2012 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of June 30, 2012, we had four outstanding short-term loans under the comprehensive credit facility totaling $31.5 million. The first loan, of approximately $7.8 million, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on July 26, 2012. The second loan, of approximately $7.9 million, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on July 28, 2012. The third loan, of approximately $7.9 million, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on August 2, 2012. The fourth loan, of approximately $7.9 million, carries annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and is repayable on November 7, 2012. We had borrowed $23.2 million of notes payable under this credit facility agreement. In addition, during June 2012, we borrowed approximately $5.6 million from Bank of China under a number of loan certificates separate from the credit facility, at the interest rate of 6.1425%, and repayable on certain dates from July 19, 2012 to November 7, 2012. We also had $26.3 million of notes payable separate from the credit facility.

As of June 30, 2012, we renewed our comprehensive credit facility agreement with Shenzhen Development Bank, Longgang Branch, or Shenzhen Development Bank, to provide a maximum loan amount of RMB 180 million (approximately $28.3 million). Loans may be drawn at any time from June 5, 2012 to May 31, 2013 and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and also was secured by $23.6 million of inventory. During the fiscal quarter ended June 30, 2012, we repaid three short-term loans totaling approximately $23.7 million and entered into two new loans totaling approximately $20.5 million under the comprehensive credit facility with Shenzhen Development Bank. The first repaid loan, dated October 19, 2011, was for the amount of approximately $11.1 million, carried annual interest at 107% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and was repayable on July 18, 2012. The second repaid loan, dated September 27, 2011, was approximately $9.4 million, carried annual interest at 107% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted every three months, and was repayable on July 18, 2012. The third repaid loan, dated June 13, 2011, was approximately $3.2 million, carried annual interest at the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and was repayable on June 16, 2012. The third loan was repaid on June 15, 2012. The first two of these loans were repaid on July 9, 2012, and replaced with two new loans of approximately $20.5 million in total. The first new loan, dated July 6, 2012, of approximately $3.2 million, carries annual interest at 105% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on July 5, 2013. The second new loan, also dated July 6, 2012, of approximately $17.3 million, carries annual interest at the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on July 5, 2013.

As of June 30, 2012, we had also borrowed $0.5 million of notes payable outside any credit facility from Bank of China, Tianjin Branch.

As of June 30, 2012, we had a six-year long-term loan agreement expiring on February 9, 2016 of RMB 150 million (approximately $23.6 million) with Shenzhen Branch, China Development Bank, or China Development Bank. Under the loan agreement, the loan amount was to be drawn in four installments as follows: (1) RMB 50 million (approximately $7.8 million) in February 2010; (2) RMB 30 million (approximately $4.8 million) in July 2010; (3) RMB 30 million (approximately $4.8 million) in January 2011; and (4) RMB 40 million (approximately $6.2 million) in June 2011. The loan principal is to be repaid in seven installments according to the following schedule: (1) RMB 10 million (approximately $1.6 million) on November 21, 2012; (2) RMB 20 million (approximately $3.1 million) on May 21, 2013; (3) RMB 20 million (approximately $3.1 million) on November 21, 2013; (4) RMB 20 million (approximately $3.1 million) on May 21, 2014; (5) RMB 25 million (approximately $3.9 million) on November 21, 2014; (6) RMB 25 million (approximately $3.9 million) on May 21, 2015; and (7) RMB 30 million (approximately $4.7 million) on February 9, 2016. The interest rate was originally agreed to be 5.90% for the first installment and the then-published base rate for 6-year loans published by the PBOC for subsequent installments. Interest is to be calculated and settled every March 20, June 20, September 20, and December 20 each year, and payable the following business day. Pursuant to a Supplemental Agreement dated June 13, 2011, all loans under the agreement carry interest at 105% of the PBOC benchmark rate. The loan proceeds must be used for the construction of our Research & Development Test Centre in Shenzhen. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. According to the property ownership and land use rights certificate that we obtained in relation to this facility, the certificate may not be pledged without the approval of the relevant government office. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. For further discussion regarding the status of property ownership rights relating to this facility, please see “–Capital Expenditures.” The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li.

In consultation with China Development Bank, as of June 30, 2012, we had borrowed approximately RMB 148.7 (or approximately $23.4 million) in ten loans under this agreement based on our updated evaluation of the expected construction costs of our Research & Development Test Centre. The first loan, dated March 1, 2010, is in the amount of RMB 50 million (approximately $7.9 million) under a loan agreement with China Development Bank, bearing annual interest of 5.90%, adjusted monthly, and repayable within 72 months. The second loan, dated June 13, 2011, is in the amount of approximately RMB 45.6 million (or approximately $7.2 million), carries interest at 7.14%, and is repayable on February 9, 2016. The third loan, dated October 10, 2011, is in the amount of approximately RMB 3.1 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The fourth loan, dated October 28, 2011, is in the amount of RMB 8 million (approximately $1.3 million), carries interest at 7.4025%, and is repayable within 72 months. The fifth loan, dated November 4, 2011, is in the amount of RMB 6 million (approximately $1.0 million), carries interest at 7.4025%, and is repayable within 72 months. The sixth loan, dated November 10, 2011, is in the amount of RMB 3 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The seventh loan, dated November 17, 2011, is in the amount of RMB 3 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The eighth loan, dated November 29, 2011, is in the amount of RMB 5 million (approximately $0.7 million), carries interest at 7.4025%, and is repayable within 72 months. The ninth loan, dated December 9, 2011, is in the amount of approximately RMB 3.4 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The tenth loan, dated January 13, 2012, is in the amount of approximately RMB 21.6 million (approximately $3.3 million), carries interest at 7.4025%, and is repayable within 72 months. China Development Bank has not charged any interest or penalties relating to the portion of the loan that we have not drawn in accordance with the loan agreement’s borrowing schedule and has advised us that we are not required to repay the loans in accordance with the loan agreement’s repayment schedule, and we may instead follow the repayment schedule indicated by each loan’s loan certificate reflected in this paragraph.

We had negative working capital of $131.7 million as of June 30, 2012, as compared to negative working capital of $105.4 million as of September 30, 2011, an increase in negative working capital of $26.3 million. Current assets as of June 30, 2012 were $184.9 million, compared with $197.3 million as of September 30, 2011, a decrease of $12.4 million. Current liabilities as of June 30, 2012 were $316.6 million, compared with $302.6 million as of September 30, 2011, an increase of $14.0 million. We had short-term bank loans maturing in less than one year of $146.3 million, as compared to a total of $163.2 million of such loans as of September 30, 2011, a decrease of $16.9 million. We had long-term bank loans maturing in over one year of $23.4 million as of June 30, 2012, as compared to $15.0 million of such loans as of September 30, 2011, an increase of $8.4 million.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash and amount available under existing credit facilities is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from lending institutions. And we also will continue to reinforce our efforts to improve the collection of receivables and consider strategic asset dispositions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Capital Expenditures

We made capital expenditures of $15.9 million and $26.5 million in the nine months ended June 30, 2012 and 2011, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construct our Research and Development Test Centre in Shenzhen, China. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Nine Months Ended June 30,
	2012	2011
Construction costs	$6,843	$13,156
Purchase of equipment and intangible assets	9,053	13,376
Total capital expenditure	$15,896	$26,532

We estimate that our total capital expenditures in fiscal year 2012 will reach approximately $20.0 million. Such funds will be used to purchase manufacturing equipment for the expansion of our production lines and for the construction of our Research and Development Test Centre at our Shenzhen facility.

As of June 30, 2012, we have substantially completed manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls, and administrative offices comprising 284,160 square meters at the following locations: Shenzhen (218,178 square meters) and Tianjin (65,982 square meters). Land use rights certificates have been obtained on these properties and applications for ownership certificates are in process with the relevant governmental authorities in China.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2012:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Short-term bank loans	$146,324	$146,324 $	- $	-	$-
Bills payable	66,249	66,249	-	-	-
Long-term bank loans	23,398	-	-	23,398	-
Capital commitments	18,851	18,851	-	-	-
Future interest payment on short-term bank loans	5,124	5,124	-	-	-
Future interest payment on long-term bank loans	6,624	1,732	3,464	1,428	-
Total	$266,570	$238,280	$3,464	$24,826	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2012.

Off-Balance Sheet Transactions

In the ordinary course of business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related or unrelated to us. Conversely, our debt with lenders may also be guaranteed by other parties which may be related or unrelated to us.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of June 30, 2012. As of June 30, 2012, we provided guarantees for the following non-related parties: Shenzhen Tongli Hi-tech Co. Ltd., Shenzhen B&G Technology Development Co. Ltd., Shenzhen Yasu Technology Co. Ltd., Tianjin Huaxia Hongyuan Industrial Co. Ltd. and Tianjin Bike New Energy Research Institute. The maximum amount of our exposure for these guarantees was $34.7 million and $21.1 million at June 30, 2012 and September 30, 2011, respectively.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically six to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended June 30, 2012.

Please refer to “— Liquidity and Capital Resources — Financing Activities” for a discussion of our credit facilities and loan agreements.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at June 30, 2012, would increase loss before income taxes by approximately $1.7 million, and cause a net loss before provision for income taxes of approximately $44.3 million for the nine months ended June 30, 2012. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 96.8% of our revenues and 95.5% of our costs and expenses for the three months ended June 30, 2012 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.9% of our assets excluding cash were denominated in RMB as of June 30, 2012. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $6.4 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2012. As of June 30, 2012, our accumulated other comprehensive income was $36.6 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2012	2011
Balance sheet items as of June 30	6.3551	6.4634
Amounts included in the statement of income and comprehensive loss, statement of changes in stockholders’ equity and statement of cash flows for the nine months ended June 30	6.3302	6.5616
Balance sheet items as of September 30	-	6.3843

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is discussed above in Item 2. “Management’s Discussion and Analysis of Results of Operations — Interest Rate Risk” and “—Foreign Exchange Risk.”

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer. Based upon, and as of the date of this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings described in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. Investors are directed to Item 3 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for the description of these legal proceedings. There have been no material developments to these legal proceedings during the three months ended June 30, 2012.

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

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Loan Agreement (English summary), dated April 6, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China

99.2	Loan Agreement (English summary), dated April 23, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China

99.3	Loan Agreement (English summary), dated April 24, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China

99.4	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated June 13, 2012, between Shenzhen BAK Battery Co., Ltd and Shenzhen Branch, China Citic Bank Co., Ltd

99.5	Loan Agreement (English summary), dated June 20, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd

99.6	Loan Agreement (English summary), dated June 29, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd

99.7	Guaranty Contract of Maximum Amount (English summary), dated June 13, 2012, between BAK International Limited and Shenzhen Branch, China Citic Bank Co., Ltd

99.8	Guaranty Contract of Maximum Amount (English summary), dated June 13, 2012, between Xiangqian Li and Shenzhen Branch, China Citic Bank Co., Ltd

99.9	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated May 29, 2012, between BAK International (Tianjin) Limited and Tianjin Branch, China Bohai Bank

99.10	Loan Agreement (English summary), dated May 29, 2012, between BAK International (Tianjin) Limited and Tianjin Branch, China Bohai Bank

99.11	Guaranty Contract of Maximum Amount (English summary), dated May 29, 2012, between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, China Bohai Bank

99.12	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated June 5, 2012, between Shenzhen BAK Battery Co., Ltd and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd

99.13	Loan Agreement (English summary), dated July 6, 2012, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd

99.14	Loan Agreement (English summary), dated July 6, 2012, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd

99.15	Guaranty Contract of Maximum Amount (English summary), dated June 5, 2012, between BAK International Limited and Longgang Branch, Shenzhen Development Bank Co., Ltd

99.16	Guaranty Contract of Maximum Amount (English summary), dated June 5, 2012, between BAK International (Tianjin) Limited and Longgang Branch, Shenzhen Development Bank Co., Ltd

99.17	Guaranty Contract of Maximum Amount (English summary), dated June 5, 2012, between Xiangqian Li and Longgang Branch, Shenzhen Development Bank Co., Ltd

99.18	Mortgage Contract of Maximum Amount (English summary), dated June 5, 2012, between Shenzhen BAK Battery, Co., Ltd and Longgang Branch, Shenzhen Development Bank Co., Ltd

Exhibit No.	Description

99.19	Mortgage Contract of Maximum Amount (English summary), dated June 5, 2012, between Shenzhen BAK Battery, Co., Ltd and Longgang Branch, Shenzhen Development Bank Co., Ltd

99.20	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.21	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.22	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.23	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.24	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.25	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.26	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.27	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.28	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.29	Loan Certificate (English summary), dated June 18, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.30	Loan Certificate (English summary), dated June 18, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.31	Loan Certificate (English summary), dated June 18, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Loan Agreement (English summary), dated April 6, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China

99.2	Loan Agreement (English summary), dated April 23, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China

99.3	Loan Agreement (English summary), dated April 24, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China

99.4	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated June 13, 2012, between Shenzhen BAK Battery Co., Ltd and Shenzhen Branch, China Citic Bank Co., Ltd

99.5	Loan Agreement (English summary), dated June 20, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd

99.6	Loan Agreement (English summary), dated June 29, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Branch, China CITIC Bank Co., Ltd

99.7	Guaranty Contract of Maximum Amount (English summary), dated June 13, 2012, between BAK International Limited and Shenzhen Branch, China Citic Bank Co., Ltd

99.8	Guaranty Contract of Maximum Amount (English summary), dated June 13, 2012, between Xiangqian Li and Shenzhen Branch, China Citic Bank Co., Ltd

99.9	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated May 29, 2012, between BAK International (Tianjin) Limited and Tianjin Branch, China Bohai Bank

99.10	Loan Agreement (English summary), dated May 29, 2012, between BAK International (Tianjin) Limited and Tianjin Branch, China Bohai Bank

99.11	Guaranty Contract of Maximum Amount (English summary), dated May 29, 2012, between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, China Bohai Bank

99.12	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated June 5, 2012, between Shenzhen BAK Battery Co., Ltd and Shenzhen Longgang Branch, Shenzhen Development Bank Co., Ltd

99.13	Loan Agreement (English summary), dated July 6, 2012, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd

99.14	Loan Agreement (English summary), dated July 6, 2012, between Shenzhen BAK Battery Co., Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd

99.15	Guaranty Contract of Maximum Amount (English summary), dated June 5, 2012, between BAK International Limited and Longgang Branch, Shenzhen Development Bank Co., Ltd

99.16	Guaranty Contract of Maximum Amount (English summary), dated June 5, 2012, between BAK International (Tianjin) Limited and Longgang Branch, Shenzhen Development Bank Co., Ltd

99.17	Guaranty Contract of Maximum Amount (English summary), dated June 5, 2012, between Xiangqian Li and Longgang Branch, Shenzhen Development Bank Co., Ltd

99.18	Mortgage Contract of Maximum Amount (English summary), dated June 5, 2012, between Shenzhen BAK Battery, Co., Ltd and Longgang Branch, Shenzhen Development Bank Co., Ltd

Exhibit No.	Description

99.19	Mortgage Contract of Maximum Amount (English summary), dated June 5, 2012, between Shenzhen BAK Battery, Co., Ltd and Longgang Branch, Shenzhen Development Bank Co., Ltd

99.20	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.21	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.22	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.23	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.24	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.25	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.26	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.27	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.28	Loan Certificate (English summary), dated June 11, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.29	Loan Certificate (English summary), dated June 18, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.30	Loan Certificate (English summary), dated June 18, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

99.31	Loan Certificate (English summary), dated June 18, 2012, between Shenzhen BAK Battery Co., Ltd. and Bank of China, Shenzhen Branch

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).