Form 10-K
period 2012-09-30
CHINA BAK BATTERY INC
filed 2012-12-31
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2012

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

(86-755) 61886818-6957
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]     No [X]

As of March 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on The NASDAQ Global Market) was approximately $45.6 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 12,763,863 shares of the registrant’s common stock outstanding as of December 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHINA BAK BATTERY, INC.

Annual Report on Form 10-K

i

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
  uncertainties with respect to the PRC legal and regulatory environment;
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

We completed a reverse stock split on October 26, 2012, pursuant to which every five shares of our common stock were combined into one share of common stock. All references in this report to share and per share data have been adjusted, including historical data which have been retroactively adjusted, to give effect to the reverse stock split unless specified otherwise.

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
  portable consumer electronics, such as digital cameras, portable media players, portable gaming devices, personal digital assistants, or PDAs, camcorders, digital cameras and Bluetooth headsets; and
  electric bicycles and other light electric vehicles, hybrid electric vehicles and other electric vehicles; cordless power tools; and uninterruptible power supplies, or UPS.

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

In fiscal year 2012, we continued the implementation of our business plan to expand our lithium-ion polymer and high-power lithium battery production capacity in response to evolving market demands. In particular, we developed and supplied cylindrical cell packs for use in high-capacity public-use electric vehicles as part of a strategic cooperation program for electric vehicle development with a major Taiwan-based automobile manufacturer. We also expanded our prismatic cells production capacity for the smartphone market. As a result, we have derived and expect to continue to derive an increasing portion of our revenues from these other products.

In November 2011, we were recognized by the PRC’s National Development and Reform Commission as a National-certified Enterprise Technology Center. We were previously recognized as a provincial-level Shenzhen Enterprise Technology Center in 2005. The criteria for recognition as a National-certified Enterprise Technology Center include technological innovation and industry leadership. As so certified, we will receive certain tax preferences, and will be reevaluated biennially to maintain this status. The award affirmed our view that we have been successfully demonstrating our capabilities on a national scale.

We have experienced net losses during the past two fiscal years. We generated revenues of $218.9 million and $205.7 million in the years ended September 30, 2011 and 2012, respectively, and net loss of $24.5 million and $65.8 million during the same periods, respectively. However, we believe that our accomplishments to date, as well as our business plan, will yield long-term growth of revenues and positive net income.

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

All of our business operations are conducted through our subsidiaries. The chart below presents our corporate structure as of September 30, 2012:

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
Digital camera [1]
Portable DVD player [4]
Camcorder [2]
Portable gaming device [1-6]
Electric vehicle [500-10,000]
Power Bank [1-6]

Battery Cell Type	End applications*
Lithium polymer	Cellular phone [1]
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

Prismatic Cells

Prismatic cells contribute to a major portion of our revenue. Our prismatic cells are contained in metal casing made of aluminum. Aluminum-case cells generally are suited for use in batteries included in OEM cellular phones as well as many other small applications. At the request of customers that order prismatic battery packs, we assemble our prismatic cells into battery packs in our Shenzhen facility or engage battery pack manufacturers to assemble our cells into batteries for a fee, and then sell battery packs to these customers for the replacement market. OEMs with whom we have no contractual relationship may also purchase our battery cells from battery pack manufacturers. Our A grade prismatic cells deliver above average gross margins.

Cylindrical Cells

Cylindrical cells are generally used for notebook computers, portable DVD players, digital cameras, camcorders and power storage devices. One notebook computer battery typically contains at least a group of six cylindrical cells working together in a coordinated manner, so the failure of only one cell will affect the performance of the entire battery. Accordingly, cylindrical cells for notebook computers require a higher uniformity than prismatic cells. We are an approved vendor for major international OEM notebook computer manufacturers, and we are also a qualified supplier for domestic tier-one OEM notebook computer manufacturers.

In fiscal year 2012, the Company received a $1.9 million subsidy for its battery module project from the National Development and Reform Commission (NDRC) and Ministry of Industry and Information Technology (MIIT). In 2012, we continued our co-operative relations with Hua-chuang Automobile Information Technical Center Co., Ltd., or HAITEC, a subsidiary of Yulon Group, Taiwan’s largest automaker, for electric vehicle (EV) development. Also, the Company has received an EV sample order from FAW-Volkswagen Automotive Co., Ltd., a major passenger sedan joint-venture of FAW Group Corporation and Volkswagen AG. We believe this sector will be a new contributor to our revenues in the future.

Our cylindrical cells sold in the EV market sector deliver above average gross margins. We expect our cylindrical batteries for electric vehicles to continue to grow as a result of growing market recognition of our high quality products and technical capability.

Lithium Polymer Cells

In September 2005, we began producing and shipping lithium polymer battery cells. Our lithium polymer cells do not have a hard metal casing but rather a flexible, pouch-like container, thereby enabling flexible designs and customizations. Lithium polymer cells have expanded our reach to high-end cellular phones, Bluetooth headsets and PDAs, and will also allow us to capture the growth opportunities presented by new electronic applications. During the past fiscal year, we have been actively expanding applications of lithium polymer cells to smartphone, tablet computer and e-book reader batteries. During fiscal year 2012, we supplied lithium polymer cells to major Chinese smartphone brands such as Coolpad and major Chinese notebook computer manufacturers for use in tablet computers including Aigo Digital Technology Co. Ltd, or Aigo, and Hanvon Technology Co., Ltd., or Hanvon. We believe that through these and similar developments we will generate additional revenue and increase market share as the demand for smartphones, e-book readers and tablet computers has been increasing. Lithium polymer cells currently deliver below average gross margins. However, this product is in its growth stage and presents attractive growth potential for the reasons noted above.

High-power Lithium Battery Cells

The use of new materials have enabled the configuration of high-power lithium battery cells to contain much higher energy density and higher voltage and have a longer life cycle and shorter charge time than other types of lithium-based batteries. These special attributes, coupled with intrinsic safety features, are suitable for batteries used for high-power applications. Our Tianjin facility is capable of producing high-power lithium battery cells for electric bicycles, electric cars, electric buses, hybrid electric vehicles, light electric vehicles, UPS, cordless power tools, and other applications. This facility has received positive market feedback to samples of its high-power lithium battery cells. In that connection, during the past fiscal year, we received orders to provide high-power lithium battery cells made at our Tianjin facility from major electric bicycle manufacturers including Geoby Electric Vehicle Co., Ltd., or Geoby, XDS Shenzhen Xidesheng Bicycle Co., Ltd., or XDS Shenzhen, and Suzhou Noah Electric Bicycle Co., Ltd, or Suzhou Noah, and automobile manufacturers such as Chery Automobile Co. Ltd., or Chery, and First Automobile Group Co., Ltd., or Faw. In fiscal 2012, we received an EV sample order from Brilliance Auto Group, one of the largest state-owned automobile manufacturers in China. In addition, Chery placed an order for more than 1,000 lithium-ion high-power battery units to power its Ruilin M1 electric cars. We believe that we will increase our revenue and market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

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

Revenue by Product

Historically, we have derived most of our revenues from prismatic cells. As we expand our production capacity and add new product lines in response to evolving market demands, we have derived and will continue to derive an increasing portion of our revenues from our other product lines. The following table sets forth the breakdown of our net revenues by each battery cell type that contributed to at least 10% of our revenues during any of the last two fiscal years.

	Fiscal Year Ended September 30,
	2012		2011
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Prismatic cells
Aluminum-case cells	$76,217	37.1%	$94,380	43.1%
Battery packs	55,320	26.9%	55,131	25.2%
Cylindrical cells	45,336	22.0%	53,162	24.3%
High-power lithium
battery cells	10,472	5.1%	6,113	2.8%
Lithium polymer cells	18,326	8.9%	10,167	4.6%
Total	$205,671	100.0%	$218,953	100.0%

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

As of September 30, 2012, our key raw material suppliers were as follows:

Materials	Main Suppliers
Cases and caps	Shenzhen Tongli High-tech Co., Ltd.
Shenzhen Dongri Technology Industry Co., Ltd.
Cathode materials	CITIC Guoan Information Industry Company Limited
Hunan Reshine New Material Ltd.
Beijing Easpring Material Technology Co. Ltd
Anode materials	Shanghai / Ningbo Shanshan New Material Technology Co., Ltd.
BTR New Energy Materials Inc.
Aluminum foil	Nannan Aluminum Corporation
ShangHai HuXin Aluminum Foil Products Co., Ltd.
Copper foil	United Copper Foil (Huizhou) Co Ltd.
FURUKAWA Circuit Foil Co., Ltd.
Electrolyte	Zhangjiagang Guotai-Huarong New Chemical Materials Co., Ltd.
Tianjin Jinniu Electric Source Material Co., Ltd.
Separators	Ube Industries, Ltd.
Tonen Chemical Corporation

We source our manufacturing equipment both locally and from overseas, based on consideration of their cost and function. As of September 30, 2012, we purchased our key equipment from the following suppliers:

Instruments	Main Suppliers
Coating machine	KOYO Trading Co., Ltd.
Mixer	Inoue Mfg., Inc.
Press machine	Innovative Machine Corporation
Xingtai Naknor Electrode Rolling Equipment Co., Ltd.
Ultrasonic spot welding machine	Guang Dong New Power Ultrasonic Electronic Equipment Co., Ltd.
Laser seam welder	Han's Laser Technology Co., Ltd.
Wu Han Chu Tian Laser Co.,Ltd.
Vacuum oven	Jiangsu Wujiang Jiangling Instrument Co., Ltd.
Winding machine	Kaido Manufacturing Co., Ltd.
Shenzhen Yinghe Technology Co., Ltd.
Slitting machine	Nishimura Mfg. Co., Ltd.
Guangzhou Lange Electric Equipment Co., Ltd.
Electrolyte filling machine	Guangzhou Lange Electric Equipment Co., Ltd.
Kinlo Technology & System (Shenzhen) Co. Ltd.
Aging, Testing and sorting	Guangzhou Qingtian Industrial Co., Ltd.
equipment	Hangzhou Hangke Optoelectronics Co., Ltd.
Safety devices	Hangzhou Hangke Optoelectronics Co., Ltd.
Guangzhou Qingtian Industrial Co., Ltd.

Intellectual Property

We rely on a combination of patents, trade secrets, and employee non-disclosure and confidentiality agreements to protect our intellectual property rights. As of September 30, 2012, we have registered 73 trademarks in the PRC, including BAK in both English and in Chinese characters as well as our logo, and have registered 36 trademarks in the United States, European Union, Korea, Russia, Taiwan, India, Canada and Hong Kong. We have registered the following Internet and WAP domain name: www.bak.com.cn. As of September 30, 2012, we have registered 449 patents in the PRC and other countries relating to battery cell materials, design and manufacturing processes, and we had 712 pending patent applications filed in the PRC and 187 in other countries.

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

Customers

A small number of prismatic cell customers have historically accounted for a substantial portion of our revenue. In the year ended September 30, 2012, our top five and top ten customers in aggregate contributed to approximately 24.93% and 37.48% of our revenue, respectively. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period. Currently, we are actively investigating demand for, and pursuing opportunities in, other product lines, including UPS, electric vehicles (including electric bicycles, motorcycles), e-readers, smartphones, and tablet computers.

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

Our customers for prismatic cells used for cellular phones in the OEM market and replacement market include the following leading China-based battery pack manufacturers:

  Jiangsu Huatiantong Technology Co., Ltd.

  Beijing Benywave Technology Ltd.

  Getac Technology Corporation

  Yulong Computer Communications (Shenzhen) Co., Ltd.

  Shenzhen Fuheqing Co., Ltd.

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

Lithium Polymer. Since the beginning of the last fiscal year, we continued to sell our lithium polymer cells primarily to certain pack manufacturers that pack our cells and sell the final products. Most of our polymer cells have been sold to pack manufacturers for the OEM market. During the last fiscal year, we continued to actively expand applications of lithium polymer cells to the smartphone battery and tablet computer battery market. During fiscal year 2012, we received orders from smartphone OEM manufacturer Yulong Computer Telecommunication Scientific (Shenzhen) Co., Ltd., owner of the Coolpad brand, and from tablet computer manufacturers including Aigo and Hanvon. We believe that we will generate additional revenue and increase market share as the demand for these cells has been increasing.

Geography of Sales

We sell our products domestically and internationally. The following table sets forth certain information relating to our total revenues by location of our customers for the last two fiscal years.

	Year Ended September 30,
	2012		2011
	(in thousands of U.S. dollars, except percentages)
PRC Mainland	$148,833	72.4%	$152,703	69.8%
Taiwan	24,102	11.7%	39,004	17.8%
Hong Kong, China	11,719	5.7%	8,331	3.8%
India	9,876	4.8%	14,307	6.5%
Others*	11,142	5.4%	4,608	2.1%
Total	$205,672	100.0%	$218,953	100.0%

* Includes the Middle East, Italy, Germany, Korea and Turkey.

For our international market, we sell our products directly to distributors, as well as pack manufacturers in these countries and territories. If we receive orders from distributors for batteries rather than cells, we engage pack manufacturers in China to assemble our cells into batteries for a fee or, for prismatic battery orders, assemble them into battery packs at our Shenzhen facility, and then arrange to deliver the batteries to fulfill the orders.

Competition

We face intense competition from battery cell makers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors based on product type as of September 30, 2012:

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

During the fiscal years ended September 30, 2012 and 2011, our expenditures for research and development activities consisted of $5.8 million and $7.3 million, respectively, or 2.8% and 3.3% of net revenues.

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

Employees

We had a total of approximately 5,100 employees as of September 30, 2012.

Executive Officers

Our current executive officers are as follows:

Name	Age	Positions
Xiangqian Li	44	Chairman, President, Chief Executive Officer and Interim Chief Financial Officer
Huanyu Mao	61	Chief Technology Officer and Director
Kenneth G. Broom	57	Chief Operating Officer

Xiangqian Li. Mr. Li has served as the Chairman of our Board, our President and Chief Executive Officer since January 20, 2005. He has been a director of BAK International Limited, our Hong Kong incorporated subsidiary, since November 2004. Mr. Li is also serving as our Interim Chief Financial Officer until a permanent Chief Financial Officer of the Company is duly appointed. Mr. Li is the founder and has served as the Chairman of the Board of Shenzhen BAK, our wholly owned subsidiary, since its inception in August 2001, and served as Shenzhen BAK’s General Manager since December 2003. From June 2001 to June 2003, Mr. Li was the chairman of Huaran Technology Co., Ltd., a PRC-incorporated company engaged in the car audio business. Mr. Li received a bachelor’s degree in thermal energy and power engineering from the Lanzhou Railway Institute, China and a doctorate degree in quantitative economics from Jilin University in China.

Huanyu Mao. Dr. Mao has served as a director of the Company since May 12, 2006. He has also served as our Chief Technology Officer since January 20, 2005 and as our Chief Operating Officer from June 30, 2005 to February 24, 2009. Dr. Mao has served as the General Manager of BAK Tianjin since January 4, 2009. Dr. Mao has been the chief scientist of Shenzhen BAK since September 2004. Prior to joining us, between 1997 and September 2004, Dr. Mao was the chief technology officer of Tianjin Lishen, a leading battery manufacturer in China. Dr. Mao pioneered core technologies on lithium-ion battery before its commercialization in 1992 and was the inventor under seven U.S. patents relating to lithium-ion technology. Dr. Mao received a doctorate degree in electrochemistry from Memorial University of Newfoundland, Canada where he focused on conductive polymers.

Kenneth G. Broom. Mr. Broom has served as our Chief Operating Officer since February 24, 2009. Prior to that, he served as vice president of international OEM Business from October 1, 2007 to February 24, 2009. From January 2007 to September 2007, he worked as Executive Vice President for BAK Canada. Prior to joining us, Mr. Broom served as executive vice president of E-One Moli Energy (Canada) Limited (“E-One”), the only high volume manufacturer of cylindrical lithium-ion rechargeable cells in North America, from 2003 to 2007. He was also General Manager of Operations of E-One from 1992 to 2003; while in this role, he managed equipment and product design. He is a member of the Association of Professional Engineers and Geoscientists of B.C. Mr. Broom received a bachelor’s degree in chemical engineering from the University of Waterloo.

Available Information

Our internet website is at http://www.bak.com.cn. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, and other public filings with the SEC, are available free of charge on our website as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the SEC. Copies of these filings may also be obtained free of charge by sending written requests to our Secretary, BAK Industrial Park, No. 1 BAK Street, Kuichong Town, Longgang District, Shenzhen, People’s Republic of China, attention Corporate Secretary. The information posted on our website is not part of this or any other report we file with or furnish with the SEC. Investors can also read any materials filed by us at the SEC’s internet website: www.sec.gov.

ITEM 1A. RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years as of September 30, 2012 and significant short-term debt obligations maturing in less than one year. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 1 to the consolidated financial statements included with this report and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At September 30, 2012, we had short-term bank loans of $151.4 million, long-term bank loans of $23.7 million maturing over one year, and bills payable of $75.4 million, a substantial portion of which is secured by certain of our assets that amounted to $159.3 million. Our inventory, machinery and equipment worth approximately $112.6 million secured the short-term bank loans, assets with a book value of $138.9 million secured the long-term bank loans, and our deposits worth $5.5 million secured certain bills payable, construction payable and short-term bank loans. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financing, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

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

We have derived a major portion of revenues to date from sales of our lithium-ion battery cells for the cellular phone battery replacement market. While we have diversified our revenue sources by expanding to the global cellular phone OEM market, portable electronic device markets, notebook computers and high-power electrical appliance markets, we expect that sales of battery cells used for the cellular phone battery replacement market will continue to comprise a significant portion of our revenues in the near future. Accordingly, any decrease in the demand for our battery cells in the replacement market resulting from success of competing products, slower than expected growth of sales in the replacement market or other adverse developments relating to the replacement market may materially and adversely affect our business and cause our overall revenue to decline. During the fiscal year ended September 30, 2012, net revenues from our prismatic cells sold for the cellular phone battery replacement market were $76.2 million, or $18.2 million lower than net revenues from prismatic cells sold for the cellular phone battery replacement market for the fiscal year ended September 30, 2011 of $94.4 million. The decline of demand for replacement batteries was one of the primary reasons for the decline in revenue. In addition, our expansion to the global cellular phone battery OEM market and other markets may not increase our revenue to a level that would enable us to materially reduce our dependence on sales of battery cells for the cellular phone replacement market.

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

The failure to develop and launch successful new products could hinder the growth of our business and any delay in the development or launch of a new product could also compromise our competitive position. If competitors introduce new or enhanced products that significantly outperform ours, or if they develop or apply manufacturing technology which permits them to manufacture at a significantly lower cost relative to ours, we may be unable to compete successfully in the market segments affected by these changes.

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

A property, plant and equipment impairment charge of $3.9 million and $6.5 million was recognized for each of the years ended September 30, 2012 and 2011, respectively. During the course of our strategic review of our operations during fiscal year 2012, we assessed the recoverability of the carrying value of certain property, plant and equipment as inflated by $3.9 million, which we wrote down in accordance with US GAAP. Assessment of the potential impairment of property, plant and equipment, goodwill and other identifiable intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of long-lived assets is dependent on numerous assumptions and reflects our best estimates at a particular point in time, which may vary from testing date to testing date. The economic environments in which our businesses operate and key economic and business assumptions with respect to projected product selling prices and materials costs, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the economic environment and the economic outlook for the assets being evaluated could also result in impairment charges. Any significant asset impairments would adversely impact our financial results.

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

We had capital expenditures of approximately $19.4 million and $31.5 million in fiscal years 2012 and 2011, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

We may incur significant costs because of the warranties we supply with our products and services.

With respect to our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a periods of six-to-twelve months from the date of purchase. We provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

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

We purchase from Chinese domestic suppliers certain key raw materials and components such as electrolytes, electrode materials and import separators, a key component of battery cells, from foreign countries. We purchase raw materials and components on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain sufficient supply of these raw materials and components from our existing suppliers or alternates in a timely fashion or at a reasonable cost. Our failure to secure a sufficient supply of key raw materials and components in a timely fashion would result in a significant delay in our production and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain sufficient supply of these raw materials and components at a reasonable cost could also harm our revenue and gross profit margins.

Fluctuations in prices and availability of raw materials, particularly lithium cobalt dioxide, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be adversely affected by increases in the cost of raw materials, particularly lithium cobalt dioxide, the primary cost component of our battery products, or other product parts or components. Lithium cobalt dioxide mainly consists of cobalt. Cobalt market prices averaged $33.00 per kilogram in fiscal year 2011 and $31.9 per kilogram in fiscal year 2012. The price of cobalt is not stable as most output of cobalt is conducted in unstable or developing countries such as the Democratic Republic of the Congo, and we cannot predict the price trend. If the price increases, it will negatively impact our financial results in years ahead. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements.

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

We manufacture only battery cells, the key component of a battery. Battery cells need to be incorporated into battery packs to constitute batteries ready for use in various portable consumer electronics. Some of our end-application customers may ask us to designate certain third-party battery pack manufacturers to assemble our products into batteries. While assembly is a fairly straightforward process as it does not involve complex technologies, the batteries could malfunction unless assembled properly. If the battery pack manufacturers with whom we cooperate fail to assemble batteries properly and cause a large number of batteries to be defective due to reasons unrelated to the quality of our products, our reputation could be severely damaged. In addition, if these battery pack manufacturers are unable to assemble a sufficient number of batteries to meet the requirements of our end-application customers and we cannot timely find qualified alternative battery pack manufacturers, our sales could be materially and adversely affected.

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

The market for battery cells used for portable electronic devices such as cellular phones is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in declines in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from manufacturers of traditional rechargeable battery cells, such as nickel-cadmium batteries, from manufacturers of rechargeable battery cells of more recent technologies, such as nickel-metal hydride and liquid electrolyte, other manufacturers of lithium-ion battery cells, as well as from companies engaged in the development of batteries incorporating new technologies. Other manufacturers of lithium-ion battery cells currently include Sony Corporation, Matsushita Electric Industrial Co., Ltd. (Panasonic), GS Group, NEC Corporation, Hitachi Ltd., LG Chemical Ltd., Samsung Electronics Co., Ltd., BYD Co. Ltd., Tianjin Lishen Battery Joint Stock Co., Ltd., Harbin Coslight Technology International Group Co., Ltd., and Amperex Technology Limited.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 25.0% and 26.0% of our revenues in the years ended September 30, 2012 and 2011, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected. A small number of prismatic cell customers have historically accounted for a substantial portion of our revenues. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period. However, if we fail to find alternative sources of demand for our lithium-ion cells, our revenue may be substantially impacted.

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

In the years ended September 30, 2012 and 2011, we derived 27.5% and 30.2% respectively of our sales from outside the PRC mainland. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer, President and Interim Chief Financial Officer, Mr. Xiangqian Li, our Chief Technology Officer, Dr. Huanyu Mao, and our Chief Operating Officer, Mr. Kenneth Broom. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and the Company, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside (other than Mr. Broom, who resides in Canada), in light of the uncertainties with China’s legal system.

We have experienced significant management changes which could increase our control risks and have a material adverse effect on our ability to do business and our results of operations.

Since February 2009, we have had a number of changes in our senior management, including three changes in our Chief Financial Officer and the transfer of the position of Chief Operating Officer to a different executive officer. The magnitude of these past and expected changes and the short time interval in which they have occurred or are expected to occur, particularly during the ongoing economic and financial crisis, add to the risks of control failures, including a failure in the effective operation of our internal control over financial reporting or our disclosure controls and procedures. Control failures could result in material adverse effects on our financial condition and results of operations. It may take time for the new management team to become sufficiently familiar with our business and each other to effectively develop and implement our business strategies. This turnover of key management positions could further harm our financial performance and results of operations. Management attention may be diverted from regular business concerns by reorganizations.

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

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause our loss of significant rights and our inability to continue providing our existing product offerings.

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

We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality agreements to protect our intellectual property rights. As of September 30, 2012, we owned 414 registered patents in PRC and 35 registered patents in other countries, and had 712 pending patent applications in PRC and 187 pending patent applications outside of PRC. We had 73 registered trademarks in PRC and 36 registered trademarks in the United States, European Union, Korea, Russia, Taiwan, Canada, India and Hong Kong that cover various categories of goods and services. We can make no assurances that all the pending patent applications will result in issue of patents or, if issued, that it will sufficiently protect our intellectual property rights. Nor can we make any assurances that any patent, trademark or other intellectual property rights that we have obtained may not be challenged by third parties. Implementation of PRC intellectual property-related laws has historically been lax, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in PRC may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may not be adequate to prevent unauthorized use of our intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us any royalties. Though we are not currently involved in any litigation with respect to intellectual property, we may need to enforce our intellectual property rights through litigation.

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

Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Tianjin Administration for Industry and Commerce Beichen District Branch, to make the remaining contribution of the registered capital of BAK Tianjin, which owns and manages our Tianjin facility, by December 11, 2009, which we interpreted as an extension of the completion date of construction to this date. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Tianjin Administration for Industry and Commerce Beichen District Branch, was obtained to complete this contribution no later than December 2012. In August 2011, BAK International contributed approximately US$21,000,000 capital to BAK Tianjin and as of September 30, 2012, the total contribution from BAK International was US$50,000,000. As of September 30, 2012, we were in the process of negotiating with the relevant government bureau for the extension of the completion date of the construction of the Tianjin facility. If we fail to successfully negotiate the extension of the completion date or fail to make the remaining contribution and complete the construction by the extension date or to obtain approval for a further extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to our Tianjin facility will become invalid. Should this occur, we could be forced to halt our production, vacate our current premises, and lose all of our facilities situated on the land without any compensation, which would adversely and materially affect our business, results of operations and our financial condition.

Pursuant to the property ownership and land use rights certificate that we obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, the Shenzhen government has agreed to increase the dimensions of the Research and Development Test Centre and signed two supplemental agreements with us. According to the supplemental agreements, we were required to complete the construction by May 6, 2011. As of September 30, 2012, we had not completed the construction of this facility and were in the process of applying for an extension from the Shenzhen government. In addition, according to the property ownership and land use rights certificate, such land may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures. If our application for a reissued certificate with property ownership rights proves unsuccessful, we could be forced to halt our production, vacate our current premises, lose all of our facilities situated on the land without any compensation, and/or be considered in breach of our loan agreement with China Development Bank, any of which would adversely and materially affect our business, results of operations and our financial condition.

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

The insurance industry in China is still in an early stage of development and business interruption insurance available in China offers limited coverage compared to that offered in many developed countries. We do not carry business interruption insurance and therefore any business disruption or natural disaster could result in substantial damages or losses to us. In addition, there are certain types of losses (such as losses from forces of nature) that are generally not insured because either they are uninsurable or insurance cannot be obtained on commercially reasonable terms. Should an uninsured loss or a loss in excess of insured limits occur, our business could be materially adversely affected. As of September 30, 2012, we have insurance for all of the buildings located at our BAK Industrial Park facility and owned by Shenzhen BAK, which constitute all of our PRC-based facilities in Shenzhen. We also had insurance for our facilities at Tianjin, PRC. We did not have insurance for our R&D Test Centre being constructed in Shenzhen. If we were to suffer any losses or damages to any uninsured facilities, or if our insurance does not cover any losses or damages that occur, our business, financial condition and results of operations would be materially and adversely affected.

We may be exposed to potential risks relating to our internal control over financial reporting.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has concluded that our internal control over financial reporting was effective at a reasonable assurance level for the fiscal year ended September 30, 2012. In addition, as a smaller reporting company, we are not required to include an attestation report of our auditors in this annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions, and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely negatively affected and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosures.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business take place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosures. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosures and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

Our auditor, based in Hong Kong, China, like other independent registered public accounting firms operating in China and to the extent their audit clients have operations in China, is not permitted to be subject to full inspection by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the US Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards.

Our operations are solely located in the Peoples’ Republic of China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities. Although our auditors were last inspected by the PCAOB on both March 31, 2010 and February 24, 2011, because they are located in Hong Kong, a special administrator region of China, a jurisdiction where the PCAOB is currently unable to conduct full inspections without the approval of the Chinese authorities, there is no guarantee that the PCAOB will be allowed to fully inspect the audit work and practices of our auditors, like other registered audit firms operating in China, in the future. Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct full inspections of auditors operating in China makes it more difficult to evaluate our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

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

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect our subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

Fluctuation in the value of the RMB may result in foreign currency translation losses or in increased costs to us.

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 97.9% of our revenues and 97.3% of our costs and expenses for the year ended September 30, 2012 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 99.7% of our assets excluding cash were denominated in RMB as of September 30, 2012. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $6.4 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2012. As of September 30, 2012, our accumulated other comprehensive income was $37.2 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. The regulations prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. On February 3, 2011, the Circular on Establishing the Security Review System for Merger and Acquisition of Domestic Enterprises by Foreign Investors was promulgated by the General Office of the State Council, which went into effect on March 4, 2011. On August 25, 2011, the Ministry of Commerce issued the corresponding implementation rules. According to these rules, a foreign investor’s acquisitions of Chinese companies in the fields of military, important agricultural products, energy and resources, infrastructure, transport service, key technology and major equipment manufacturing, and other restricted fields requires security review by a ministerial panel established and governed under the direction of the State Council and led by the National Development and Reform Commission and Ministry of Commerce. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

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

If the PRC tax authorities determine that China BAK Battery, Inc. is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2012 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

Shenzhen BAK and BAK Electronics are both registered and operate in Shenzhen, the PRC, and are each recognized as a “Manufacturing Enterprise Located in Special Economic Zone.” As a result, they had been entitled to a preferential enterprise income tax rate of 15%. In accordance with the relevant income tax laws, the profits of Shenzhen BAK and BAK Electronics were fully exempted from income tax for two years from the first profitable calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption for the immediate next three calendar years.

The tax holiday of Shenzhen BAK commenced in 2002, the first calendar year in which Shenzhen BAK had assessable profit, and ended on December 31, 2006. In addition, due to additional capital contributed by BAK International to Shenzhen BAK in both 2005 and 2006 and Shenzhen BAK’s qualification as an advanced technology enterprise in 2007 and 2008, Shenzhen BAK was granted a preferential income tax rate of 7.5%, 11.8% and 12.6% for calendar years 2007, 2008 and 2009, respectively. In accordance with the transition period of the EIT Law and before considering the above-mentioned tax concessions, Shenzhen BAK’s income tax rate for calendar years 2010 and 2011 were 22% and 24%, respectively, from calendar year 2012, it is expected to be subject to an income tax rate of 25%.

In April18, 2008 the Ministry of Since and Technology(MOST) , the Ministry of Finance(MOF), the State Taxation Administration(STA) jointly issued “Measures for Acknowledgement and Determination of New and High Technology Enterprises”, under the measures, if an enterprise is successfully recognized as a new and high technology enterprise, it should be entitled to a preferential enterprise income tax rate of 15%. Shenzhen BAK was recognized as a high technology enterprise on October 31, 2011, as a result, Shenzhen BAK is entitled to a preferential enterprise income tax rate of 15% for each calendar year 2011, 2012 and 2013.

For BAK Electronics, established in August 2005, the same tax holiday was in effect for calendar years 2006 and 2007, making BAK Electronics fully exempt from any enterprise income tax. Following the tax holiday, a three-year 50% reduction in BAK Electronics’ enterprise income tax rate commenced. Pursuant to the transition period of the EIT Law, BAK Electronics’ income tax rates for calendar years 2011 and 2012 are 24% and 25%, respectively. Taking the 50% reduction into account, BAK Electronics’ income tax rate is 24% for calendar year 2011, and starting in calendar year 2012, it is subject to an income tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the current year due to cumulative tax losses.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer released in December 2009 by China's State Administration of Taxation (SAT), effective as of January 1, 2008.

Pursuant to the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer, or Circular 698, released in December 2009 by China's State Administration of Taxation, or SAT, effective as of January 1, 2008, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country (jurisdiction) where the effective tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor shall provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers.

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

Companies listed on The NASDAQ Stock Market, or NASDAQ, are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days. On May 25, 2012, we received a letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5450(a)(1) for continued inclusion on The NASDAQ Global Market. After we effected a one-for-five reverse split on October 26, 2012, we regained compliance with the minimum bid price requirement for continued listing set forth in NASDAQ Listing Rule 5450(a)(1). As of December 28, 2012, the closing price of our common stock was $1.61 per share. We cannot be sure that our share price will comply with the requirements for continued listing of our common stock on The NASDAQ Global Market in the future. If our common stock loses its status on The NASDAQ Global Market and we are not successful in obtaining a listing on The NASDAQ Capital Market, our common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Such delisting from The NASDAQ Global Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our directors and executive officers, collectively, own approximately 33.5% of our outstanding common stock and may be able to control our management and affairs.

As of September 30, 2012, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 33.5% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

Not applicable.

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

The following table sets forth the breakdown of our facilities as of September 30, 2012 based on use and product type:

Facility	Usage	Area (m2 )
Shenzhen BAK facilities	Manufacturing
	Prismatic (aluminum-case)	45,179
	Cylindrical	22,344
	Lithium polymer	13,888
	R&D and administrative	39,425
	Warehousing	19,087
	Workers’ dormitory	46,124
	Other facilities	32,131
	Sub-total	218,178

BAK Tianjin facilities	Manufacturing
	High-power lithium battery	44,129
	Workers’ dormitory	13,481
	Dining hall	7,407
	Other facilities	965
	Sub-total	65,982

	Total	284,160

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

Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had originally requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make the remaining contribution of the registered capital by December 11, 2009, which we interpreted as an extension of the completion date of construction to this date. On November 16, 2009, BAK International contributed approximately $9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was $29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to complete this contribution no later than December 2012. In August 2011, BAK International contributed approximately $21,000,000 capital to BAK Tianjin and as of September 30, 2011, the total contribution from BAK International was $50,000,000. As of September 30, 2012, we were in the process of negotiating with the relevant government bureau for the extension of the completion date of the construction of the Tianjin facility.

As of September 30, 2007, we had paid the lease prepayment amount of $717,000 for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China. As of September 30, 2008, we had obtained the relevant property ownership and land use rights certificate. Pursuant to the property ownership and land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, the Shenzhen government has agreed to increase the dimensions of the Research and Development Test Centre and signed two supplemental agreements with us. According to the supplemental agreements, we were required to complete the construction of this facility by May 6, 2011. As of September 30, 2012, we had not completed the construction of this facility and were in the process of applying for an extension from the Shenzhen government. In addition, according to the property ownership and land use rights certificate, such land may not be pledged without the approval of the relevant government office. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank. In addition, the so-named “property ownership and land use rights certificate” relating to this facility that we were issued lacks certain terms relating to property ownership rights, which appears to indicate that the granting government has so far only granted us the relevant land use rights. As a result, this certificate may not be adequate evidence of our property ownership rights to this property. We anticipate that the government will re-grant this certificate with adequate property ownership indicia after we have satisfied the above construction requirement and followed certain procedures.

ITEM 3.      LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any threatened or contemplated proceedings which are expected to result in a material adverse effect on our financial position or results of operation.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

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

	Closing Prices(1)
	High	Low
Year Ended September 30, 2012
First Quarter	$5.45	$3.15
Second Quarter	$5.45	$3.15
Third Quarter	$5.65	$2.90
Fourth Quarter	$3.30	$1.75

Year Ended September 30, 2011
First Quarter	$11.65	$8.30
Second Quarter	$10.25	$8.20
Third Quarter	$8.95	$4.55
Fourth Quarter	$6.40	$4.10

(1)The above table sets forth the range of high and low closing prices per share of our common stock as reported by Yahoo! Finance for the periods indicated. Prices have been adjusted to reflect the one-for-five reverse stock split effected on October 26, 2012.

Approximate Number of Holders of Our Common Stock

As of December 28, 2012, there were approximately 41 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our Stock Option Plan and our Compensation Plan for Non-Employee Directors as of September 30, 2012. Options exercisable for all of the securities shown in column (a) below were granted under our Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	791,671	$17.2	222,401(1)
Equity compensation plans not approved by security holders	-	-	-
Total	791,671	$17.2	222,401(1)

(1) Includes 92,500 shares of restricted stock that were available for future issuance under our Compensation Plan for Non-Employee Directors and 129,901 shares of restricted stock that were available for future issuance under our Stock Option Plan, as of September 30, 2012. All information in and below this table gives retroactive effect to our one-for-five reverse stock split effected on October 26, 2012.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2012 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2012 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2012.

ITEM 6.      SELECTED FINANCIAL DATA.

Not applicable.

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

Overview

Although the business climate in China is recovering, the global economic environment remains weak. During the fiscal year ended September 30, 2012, we generated $205.7 million in net revenues, which is 6.1% lower than the $218.9 million in net revenues generated in the fiscal year ended September 30, 2011.

During fiscal year 2012, we continued to explore and capitalize on opportunities to generate additional sources of revenue through new product offerings. We have been primarily seeking to increase the market share of our cylindrical cells and high-power lithium battery cells for electric bicycles and other electric vehicles in China, while battery cell production for cell phones is expected to decrease proportionally while remaining the Company’s core business. During the past fiscal year, we developed specially-designed cylindrical cells that we subsequently shipped to power a set of pure electric vehicles built by Dongfeng-Yulon, a joint venture between Yulon Group, Taiwan’s largest automaker, and major Chinese automaker Dongfeng Group, and delivered to the public transportation authority of the city of Hangzhou, China. We also entered into a strategic cooperation program for electric vehicle development with HAITEC, a subsidiary of Yulon Group. In October 2011, we initiated shipments of cylindrical cells to HAITEC to power its pure electric vehicles under this program. We also launched our first single battery and first battery module in late September 2011. Both products have a capacity of 100Ah and are for use in electric vehicles. The single battery consists of one large battery cell and the battery module consists of a number of 18650-type cells. We signed high-power lithium battery supply contracts with XDS Shenzhen,Geoby, and Suzhou Noah for use in electric bicycles, whose market demand has been increasing. We also supplied high-power lithium battery cells and battery modules to domestic automakers such as Chery and Faw for use in their electric vehicles. We focused more on our polymer cells as well, as the market demand for this product has been increasing because of the increasing popularity of ultra-thin smartphones and tablet computers.

In addition, we continued to pursue opportunities to generate new sources of revenue and reduce costs of revenue. We continued to develop new products for use in high-end markets to increase our sales prices, and reduced manufacturing costs and purchase costs of raw materials.

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

To help us finance and expand our operations, we had access to $217.3 million in short-term credit facilities and $23.9 million in long-term credit facilities as of September 30, 2012. As of September 30, 2012, the principal outstanding amounts included short-term bank loans of $151.4 million under credit facilities, no long-term bank loans maturing within one year and long-term bank loans of $23.7 million maturing in over one year, and bills payable of $75.4 million under credit facilities, leaving $27.4 million of short-term funds and $0.2 million of long –term funds available under our credit facilities for additional cash needs.

We had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior year as of September 30, 2012 and significant short-term debt obligations maturing in less than one year. These factors raise substantial doubts about our ability to continue as a going concern. Accordingly, we have continued to develop a strategic plan to continue to generate a positive cash flow from operating activities for the fiscal year ending September 30, 2013. Under this plan, we will continue to increase our presence in the OEM market both domestically and internationally with more aggressive marketing strategies expand and secure our market base. We will also continue to implement reductions of both manufacturing costs and operating expenses to improve profit margins as well as reduce receivable turnover days through stronger credit controls.

Recent Developments

Effective October 26, 2012, we effected a one-for-five reverse split of our issued and outstanding common stock by filing a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes with the Secretary of State of Nevada. Each five shares of then issued and outstanding common stock were reverse split into one share of common stock. No fractional shares of the Company’s common stock would be issued in connection with the reverse split. Stockholders who are entitled to a fractional post-split share will receive in lieu thereof one (1) whole post-split share.

The reverse split was duly approved by the Board of Directors of the Company without shareholder approval, in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes. Concurrently with the reverse split, the Company’s Articles of Incorporation was also amended and the authorized number of shares of the Company’s common stock was accordingly decreased from one hundred million (100,000,000) shares to twenty million (20,000,000) shares.

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

Government Grant Income. Government grant income for the year ended September 30, 2012 mainly consisted of receipt of grants to fund certain lithium battery research projects and to subsidize the payment for land use rights of BAK Industrial Park. No present or future obligation arises from the receipt of such amount.

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

Since Shenzhen BAK was acknowledged as a “New and High technology enterprise”, it is entitled to a preferential tax rate of 15% for each of the calendar years 2011, 2012 and 2013. BAK Electronics’ income tax rates were 11% and 24% for calendar years 2010 and 2011, respectively, and starting in calendar year 2012, it was subject to an income tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the calendar year 2012 due to the current tax losses carried forward from calendar year 2010 and 2011. BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses.

Our Canadian, German, Indian, and Hong Kong subsidiaries—BAK Canada, BAK Europe, BAK India, and BAK International—are subject to profits taxed in their respective countries at rates of 38%, 25%, 30%, and 16.5%, respectively.

However, because they do not have any assessable income derived from or arising in those countries, they have not paid any such tax.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne. Our imported raw materials that are used for manufacturing export products and are deposited in bonded warehouses are exempt from import VAT.

Results of Operations

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue.

	Fiscal Year Ended September 30,
	2012			2011
		% of Net			% of Net
	Amount	Revenues		Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Net revenues	$205,671	100.0%		$218,953	100.0%
Cost of revenues	204,198	99.3%		192,649	88.0%
Gross profit	1,473	0.7%		26,304	12.0%
Operating expenses:
Research and development expenses	5,759	2.8%		7,287	3.3%
Sales and marketing expenses	8,489	4.1%		8,542	3.9%
General and administrative expenses	40,009	19.5%		18,130	8.3%
Impairment charge	3,919	1.9%		6,517	3.0%
Total operating expenses	58,176	28.3%		40,476	18.5%
Operating loss	(56,703)	(27.6%	)	(14,172)	(6.5%	)
Finance costs, net	11,266	5.5%		10,829	4.9%
Government grant income	5,353	2.6%		1,454	0.7%
Other expense/(income)	799	0.4%		(312)	(0.1%	)
Income tax expense	2,394	1.2%		1,302	0.6%
Net loss	$(65,807)	(32.0%	)	$(24,537)	(11.2%	)

Net revenues. Net revenues were $205.7 million for the fiscal year ended September 30, 2012, as compared to $218.9 million for the prior year, a decrease of $13.2 million, or 6.1% . The following table sets forth the breakdown of our net revenues by battery cell type.

	Fiscal Year Ended September 30,
	2012		2011
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Prismatic cells
Aluminum-case cells	$76,217	37.1%	$94,380	43.1%
Battery packs	55,320	26.9%	55,131	25.2%
Cylindrical cells	45,336	22.0%	53,162	24.3%
High-power lithium battery cells	10,472	5.1%	6,113	2.8%
Lithium polymer cells	18,326	8.9%	10,167	4.6%
Total	$205,671	100.0%	$218,953	100.0%

Net revenues from sales of aluminum-case cells decreased to $76.2 million in the year ended September 30, 2012, from $94.4 million in fiscal year 2011, a decrease of $18.2 million, or 19.2%, resulting from a decrease of sales volume of 8.6% driven by decreased sales in the domestic (PRC) market as the domestic demand for such products decreased, partially offset by an increase in our average selling price of 3.3% as a result of the increased sales of high volume aluminum-case cells accompanied by the increased labor costs.

Net revenues from sales of battery packs increased to $55.3 million in the year ended September 30, 2012, from $55.1 million in fiscal year 2011, an increase of $0.2 million, or 0.3%. This resulted from an increase in sales volume of 5.9% due to increased sales in the domestic (PRC) market as a result of the expansion of our customer basis, offset by a 5.4% decrease in average selling price due to the decreased sales price of our competitors.

Net revenues from sales of cylindrical cells decreased to $45.3 million in the year ended September 30, 2012, from $53.2 million in fiscal year 2011, representing a decrease of $7.9 million, or 14.7%. Our sales volume of cylindrical cells decreased by 15.7% due to a decrease in export sales and a 0.8% decrease in average selling price.

We sold $18.3 million in lithium polymer cells for the year ended September 30, 2012, compared to $10.2 million in fiscal year 2011, an increase of $8.1 million, or 80.2%, resulting from an increase of 43.6% in sales volume, accompanied by an increase of 24.6% in our average selling price due to the increased demand for polymer batteries used in smartphone.

We also sold approximately $10.5 million in high-power lithium battery cells for the year ended September 30, 2012, as compared to $6.1 million in fiscal year 2011, representing an increase of $4.4million, or 72.1%.This resulted from an increase in sales volume of 52.2% due to a strong demand from electric bicycles, power tools, uninterruptible power supplies and other applications, which products are mainly produced in our Tianjin facility, and an accompanied increase of 46.8% in average selling price.

Cost of revenues. Cost of revenues increased to $204.2 million for the year ended September 30, 2012, as compared to $192.6 million for fiscal year 2011, an increase of $11.6 million, or 6.0% . The increase in cost of revenues was due to increases in raw materials and salaries cost and significant write down of obsolete inventory over the year ended September 30, 2012.

Gross profit. Gross profit for the year ended September 30, 2012 was $1.5 million, or 0.7% of net revenues, as compared to gross profit of $26.3 million, or 12.0% of net revenues, for fiscal year 2011. The decrease in gross profit as a percentage of net revenues was primarily due to: a) a decrease in gross profit from prismatic products, compared with fiscal year 2011, primarily due to the continued increase in cost of revenues as result of increases in raw materials costs and salaries; b) a decrease in cylindrical cell products sales volume during fiscal year 2012 compared to fiscal year 2011 as the sales returned to normal in 2012 after the unusual and significant increase in market demand for cylindrical cell products as a result of the temporary operation disruption of Japanese manufacturers due to the March 2011 earthquake and tsunami; c) a disposal of defective products; and d) a significant write-down of obsolete inventory over the year ended September 30, 2012.

Research and development expenses. Research and development expenses decreased to $5.8 million for the year ended September 30, 2012, as compared to $7.3 million for fiscal year 2011, a decrease of $1.5 million, or 21.0%. This decrease was mainly due to a decrease in desirable R&D projects and increased investment in other areas.

Sales and marketing expenses. Sales and marketing expenses decreased to $8.49 million for the year ended September 30, 2012, as compared to $8.54 million for fiscal year 2011, a decrease of $0.05 million, or 0.7%, primarily due to decreased maintenance expenses of $84,990, resulting from improved cost control under our strategic plan. As a percentage of revenues, sales and marketing expenses have increased to 4.1% for the year ended September 30, 2012, from 3.9% for fiscal year 2011, mainly due to the decrease in sales revenue, which outpaced the decrease in sales and marketing expenses.

General and administrative expenses. General and administrative expenses increased to $40.0 million, or 19.5% of revenues, for the year ended September 30, 2012, as compared to $18.1 million, or 8.3% of revenues, for fiscal year 2011, an increase of $21.9 million, or 121.0% . The primary reason for the increase was that provision for bad debt expenses increased by $20.5million during the year ended September 30, 2012, due to the provision charged following an assessment of account collectability in the second quarter of 2012.

Property, plant and equipment impairment charge. Property, plant and equipment impairment charge decreased to $3.9 million for the year ended September 30, 2012, as compared to $6.5 million for fiscal year 2011, representing a decrease of $2.6 million, or 40.0% . During the course of our strategic review of our operations for the year ended September 30, 2012, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $3.9 million, from an assessment that the total net book value of assets grouped together was higher than its undiscounted cash flows from the identified cash-generating unit.

Operating loss. As a result of the above, operating loss totaled $56.7 million for the year ended September 30, 2012, as compared to $14.2 million for the prior fiscal year, an increase of $42.5 million, or 299.3% .

Finance costs, net. Finance costs, net, increased to $11.3 million for the year ended September 30, 2012, as compared to $10.8 million for the prior year, an increase of $0.5 million, or 4.1% . The increase in net finance costs is mainly attributable to an increase in the average bank loan interest rates on both our short-term and long-term bank loans and in discounts charged for bills receivable recognized during the year ended September 30, 2012.

Government grant income. Government grant income was $5.4 million for the year ended September 30, 2012, as compared to $1.4 million for fiscal year 2011. Government grant income for the year ended September 30, 2012 mainly consisted $1.9million to fund certain lithium battery research projects and $1.7 million representing amortization of government subsidies received in relation to the additional cost of the land use rights of BAK Industrial Park. Government grant income for the year ended September 30, 2011 mainly consisted of $1.2 million to fund certain lithium battery research projects and $0.23 million representing amortization of government subsidies received in relation to the additional cost of the land use rights of BAK Industrial Park. No present or future obligation arises from the receipt of such government subsidies.

Income tax expense. Income tax expense was $2.4 million for the year ended September 30, 2012, as compared to $1.3 million for fiscal year 2011. The change was the result of an increase in the allowance for deferred tax assets that may not be realized during the year ended September 30, 2012.

Net loss. As a result of the foregoing, we had a net loss of $65.8 million for the year ended September 30, 2012, compared to $24.5 million for the year ended September 30, 2011.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, sale of bills receivable and issuance of capital stock. As of September 30, 2012, we had cash and cash equivalents of $9.3 million. In addition, we had pledged deposits amounting to $5.5 million. Typically, banks will require borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from six to twelve months which coincide with the periods the cash remains pledged to the banks. As of September 30, 2012, we had access to $151.4 million in short-term credit facilities and $23.7 million in long-term credit facilities.

As of September 30, 2012, the principal outstanding amounts included short-term bank loans of $151.4 million under credit facilities and long-term bank loans of $23.7 million maturing in over one year, and bills payable of $75.4 million under credit facilities, leaving $27.4 million of short-term and $0.2 million of long-term funds available under our credit facilities for additional cash needs.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended September 30,
	2012	2011
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$5,086	$35,318
Net cash used in investing activities	(20,368)	(31,045)
Net cash used in financing activities	(455)	(2,800)
Effect of exchange rate changes on cash and cash equivalents	151	797
Net decrease in cash and cash equivalents	(15,587)	2,270
Cash and cash equivalents at the beginning of period	24,858	22,588
Cash and cash equivalents at the end of period	$9,272	$24,858

Operating Activities

Net cash provided by operating activities was $5.1 million in the year ended September 30, 2012, as compared with $35.3 million in fiscal year 2011. The decrease of $ 30.2 million in net cash provided by operating activities was mainly attributable to the settlement of overdue accounts payables to our suppliers.

Investing Activities

Net cash used in investing activities decreased to $20.4 million in the year ended September 30, 2012, from $31.0 million in fiscal year 2011. The net cash used in investing activities for the year ended September 30, 2012, was mainly used for the procurement of machinery and equipment for our polymer cell line and construction of our Research and Development Test Centre in Shenzhen.

Financing Activities

Net cash used in financing activities decreased to $0.5 million in the year ended September 30, 2012, from $2.8 million in fiscal year 2011. This was mainly attributable to a decrease in pledged deposits of $3.8 million, an increase in the repayment of bank loans in an amount of $22.8 million, offset by the increased borrowings in an amount of 29.0 million in the year ended September 30, 2012.

As of September 30, 2012, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

		Amount
		Borrowed
		(includes
	Maximum	bank loans
	Amount	and bills
	Available	payable)
	(In thousands of U.S. dollars)
Short-term credit facilities:
Agricultural Bank of China	$66,818	$66,818
Shenzhen Development Bank	28,636	20,682
China CITIC Bank	11,932	10,944
Bank of China	63,637	63,286
China Everbright Bank	12,727	9,110
China Construction Bank	8,058	7,477
China Bohai Bank	12,727	3,182
Tianjin Branch, Bank of Dalian	12,728	8,346
Subtotal—Short-term credit facilities	$217,262	$189,845
Long-term credit facilities:
China Development Bank	23,864	23,656
Subtotal—Long-term credit facilities	$23,864	$23,656
Lines of Credit:
Shenzhen Branch, Bank of China	33,852	33,852
Bank of Dalian	266	266
China CITIC Bank	1,591	1,591
Tianjin Branch, Bank of China	1,237	1,237
Subtotal—Lines of credit	$36,946	$36,946
Total	$278,072	$250,447

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $151.4 million and long-term bank loans of $23.7 million maturing in over one year, and bills payable of $75.4 million. For the purpose of presentation, the effect of increases in bills payable balances is included in operating activities in the statements of cash flows.

During the year ended September 30, 2012, we repaid borrowings under loans totaling approximately $195.5 million and borrowed amounts totaling approximately $194.7 million. The material financing terms of these borrowings are described below.

On November 27, 2012, we renewed a comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch, or Agricultural Bank – Shenzhen Branch, to provide a maximum loan amount of RMB 420 million (approximately $66.8 million), including RMB 400 million (approximately $63.6 million) of one-year term credit facilities and RMB 20 million (approximately $3.2 million) of notes payable. New loans may be drawn under this credit facility from November 27, 2012 through November 25, 2013, with the term of the loan established at the time each new loan is drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans that are subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with Agricultural Bank – Shenzhen Branch relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to Agricultural Bank – Shenzhen Branch relative to its indebtedness to all financial institutions combined (referred to as the “Percentages Undertaking”). The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with Agricultural Bank –Shenzhen Branch or applicable financial institutions and the amount of foreign currencies deposited with Agricultural Bank – Shenzhen Branch or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of Agricultural Bank – Shenzhen Branch prior to the expiration of all loans under this credit facility (this undertaking and the Percentages Undertaking are collectively referred to as the “Undertakings”). The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park, as well as certain machinery. As of September 30, 2012, we had ten outstanding short-term loans under the comprehensive credit facility with Agricultural Bank – Shenzhen Branch, totaling approximately $63.6 million, and carry annual interest at 110% of the benchmark rate of the People’s Bank of China, or PBOC, adjusted quarterly. Each of the loan agreements specifically provided for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. We had also borrowed $3.2 million of notes payable under this credit facility agreement as of September 30, 2012.

We have a comprehensive credit facility agreement with Shenzhen Development Bank, Longgang Branch, or Shenzhen Development Bank, to provide a maximum loan amount of RMB 180 million (approximately $28.6 million). Loans may be drawn at any time from June 5, 2012 to May 31, 2013 and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and also was secured by $23.9 million of inventory. As of September 30, 2012, we had two outstanding loans of approximately $20.7 million in total. The first loan, dated July 6, 2012, of approximately $3.3 million, carries annual interest at 105% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on July 5, 2013. The second loan, also dated July 6, 2012, of approximately $17.4 million, carries annual interest at the benchmark rate of the PBOC on the date of the loan agreement and adjusted quarterly, and is repayable on July 5, 2013.

We have a comprehensive credit facility agreement with Shenzhen Branch, China CITIC Bank, or China CITIC Bank, to provide a maximum loan amount of RMB 75 million (approximately $11.9 million). Loans may be drawn at any time from June 13, 2012 to June 13, 2013 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of September 30, 2012, we had borrowed $7.9 million under two loan agreements. The first loan, of approximately $6.3 million, is under a loan agreement dated June 20, 2012, bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and is due June 20, 2013. The second loan, of approximately $1.6 million, is under a loan agreement dated June 29, 2012, bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and is due June 29, 2013. We had also borrowed $3.0 million of notes payable under this credit facility agreement. In addition, we had also borrowed $1.6 million of notes payable separate from the credit facility.

On July 3, 2012, we renewed a comprehensive credit facility agreement with Shenzhen Longgang Branch, Bank of China, or Shenzhen Bank of China, to provide a maximum loan amount of RMB 400 million (approximately $63.6 million). Loans may be drawn at any time from July 3, 2012 to July 3, 2013 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of September 30, 2012, we had borrowed approximately $31.8 million under a loan agreement, dated August 3, 2012. This loan bears an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement, which is subject to an adjustment every 12 months, and is due August 3, 2013. We repaid all of the four short term bank loans previously borrowed with Shenzhen Bank of China totaling $31.8 million in the quarter ended September 30, 2012. We also had borrowed $31.5 million of notes payable under this credit facility agreement. In addition, we borrowed approximately $8.4 million from Bank of China under a number of loan certificates separate from the credit facility, at the interest rate of 5.88%, and repayable on certain dates from July 19, 2012 to February 15, 2013. We also had $24.3 million of notes payable separate from the credit facility.

As of September 30, 2012, we had also borrowed $0.8 million of notes payable outside any credit facility from Bank of China, Tianjin Branch.

On November 11, 2011, we renewed a comprehensive credit facility agreement with China Everbright Bank to provide a maximum amount of RMB 80 million (approximately $12.7 million), including RMB 40 million to support bank acceptance bills (instruments commonly used in China that are similar to letters of credit) and RMB 40 million to cover discounts on our notes receivable due to their assignment to certain banks, suppliers, vendors, and other creditors from November 11, 2011 to November 11, 2012. This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li. As of September 30, 2012, we had borrowed $9.1 million of notes payable under this credit facility agreement.

On January 16, 2012, we entered into a loan agreement with Tianjin Branch, China Construction Bank. The loan is in the amount of RMB 47 million (approximately $7.5 million), carrying an annual interest rate at 105% of the benchmark rate of PBOC, and is due on January 15, 2013. The loan agreement specifically provides for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. The loan agreement was guaranteed by BAK Tianjin and Shenzhen BAK.

On May 29, 2012, we entered into a comprehensive credit facility agreement with Tianjin Branch, China Bohai Bank to provide a maximum amount of RMB 80 million (approximately $12.7 million). Loans may be drawn at any time over the period from May 29, 2012 to May 28, 2013 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Shenzhen BAK. As of September 30, 2012, we had borrowed approximately $3.2 million under a loan agreement, dated May 29, 2012. The loan bears an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement, which is adjusted in line with the adjustment of the benchmark rate, and due May 28, 2013.

We have a comprehensive credit facility agreement with Tianjin Branch, Bank of Dalian, to provide a maximum loan amount of RMB 80 million (approximately $12.7 million). Loans may be drawn at any time over the period from November 22, 2011 to November 21, 2012 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Shenzhen BAK Battery Co., Ltd. and Mr. Xiangqian Li. As of September 30, 2012, we had a loan of approximately $7.9 million under a loan agreement dated November 24, 2011, bearing annual interest at 130% of the benchmark rate of the PBOC on the date of the loan agreement and adjusted in line with the adjustment of the benchmark rate, repayable on November 23, 2012, and we had also borrowed $0.4 million of notes payable under this credit facility agreement.

We have a six-year long-term loan agreement expiring on February 9, 2016 of RMB 150 million (approximately $23.9 million) with Shenzhen Branch, China Development Bank, or China Development Bank. The loan proceeds must be used for the construction of our Research & Development Test Centre in Shenzhen. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li. As of September 30, 2012, we had borrowed approximately RMB 148.7 (or approximately $23.6 million) in ten loans under this agreement. The first loan, dated March 1, 2010, is in the amount of RMB 50 million (approximately $7.9 million) and bears annual interest of 5.90%, adjusted monthly, and repayable within 72 months. The second loan, dated June 13, 2011, is in the amount of approximately RMB 45.6 million (or approximately $7.2 million), carries interest at 7.14%, and is repayable on February 9, 2016. The third loan, dated October 10, 2011, is in the amount of approximately RMB 3.1 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The fourth loan, dated October 28, 2011, is in the amount of RMB 8 million (approximately $1.3 million), carries interest at 7.4025%, and is repayable within 72 months. The fifth loan, dated November 4, 2011, is in the amount of RMB 6 million (approximately $1.0 million), carries interest at 7.4025%, and is repayable within 72 months. The sixth loan, dated November 10, 2011, is in the amount of RMB 3 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The seventh loan, dated November 17, 2011, is in the amount of RMB 3 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The eighth loan, dated November 29, 2011, is in the amount of RMB 5 million (approximately $0.7 million), carries interest at 7.4025%, and is repayable within 72 months. The ninth loan, dated December 9, 2011, is in the amount of approximately RMB 3.4 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The tenth loan, dated January 13, 2012, is in the amount of approximately RMB 21.6 million (approximately $3.3 million), carries interest at 7.4025%, and is repayable within 72 months. China Development Bank has not charged any interest or penalties relating to the portion of the loan that we have not drawn in accordance with the loan agreement’s borrowing schedule and has advised us that we are not required to repay the loans in accordance with the loan agreement’s repayment schedule, and we may instead follow the repayment schedule indicated by each loan’s loan certificate reflected in this paragraph.

On December 28, 2011, Shenzhen BAK entered into a loan agreement with Shenzhen BAK Haoze Investment Co., Ltd., or Shenzhen Haoze, under which Shenzhen Haoze extended a loan in an amount RMB 1,750,000 (approximately $278,410) to Shenzhen BAK as working capital, which loan is non-interest bearing and unsecured. The loan matures on December 27, 2013. Shenzhen Haoze is a company established in China and mainly engages in the business of industry investment and investment consultation. Approximately 96 percent of equity interest in Shenzhen Haoze is currently owned by Mr. Xiangqian Li.

On July 12, 2012, Shenzhen BAK entered into a loan agreement with Tianjin BAK New Energy Research Institute Co., Ltd., or Tianjin New Energy, under which Tianjin New Energy extended a loan in an amount of RMB 5,945,500 (approximately $945,877) to Shenzhen BAK as working capital, which loan is non-interest bearing and unsecured. The loan matures on July 11, 2014. Tianjin New Energy is a company established in China and mainly engages in the business of researching, developing and selling new energy related materials. Approximately 59 percent of equity interest in Tianjin New Energy is currently owned by Mr. Li.

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

Capital Expenditures

We made capital expenditures of $19.4 million and $31.5 million in fiscal years 2012 and 2011, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construct our Research and Development Test Centre in Shenzhen, China. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Year Ended September 30,
	2012	2011
	(In thousands of U.S. dollars)
Construction costs	$9,890	$13,391
Purchase of equipment and intangible assets	9,509	18,129
Total capital expenditure	$19,399	$31,520

We estimate that our total capital expenditures in fiscal year 2013 will reach approximately $18.0 million. Such funds will be used to purchase manufacturing equipment for the expansion of our polymer production lines and automatic prismatic production lines and for the construction of our Research and Development Test Centre at our Shenzhen facility.

As of September 30, 2012, we have substantially completed manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls, and administrative offices comprising 284,160 square meters at the following locations: Shenzhen (218,178 square meters) and Tianjin (65,982 square meters). Land use rights certificates have been obtained on these properties and applications for ownership certificates are in process with the relevant governmental authorities in China.

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

We have assessed the contingent liabilities arising from the above-described guarantees and have considered them immaterial to the consolidated financial statements. Therefore, no liabilities in respect of the guarantees were recognized as of September 30, 2012. As of September 30, 2012, we provided guarantees for the following non-related parties: Shenzhen Tongli Hi-tech Co. Ltd, Tianjin Huaxiahongyuan Co. Ltd, Shenzhen Yasu Technology Co. Ltd, Shenzhen Langjin Technology Co., Ltd. The maximum amount of our exposure for these guarantees was $23.9 million and $21.1 million at September 30, 2012 and 2011, respectively.

In addition, on March 24, 2011, Shenzhen BAK entered into a guarantee agreement with Jilin Province Trust & Investment Co., Ltd., or Jilin Trust & Investment, under which Shenzhen BAK agreed to guarantee a loan of Tianjin BAK New Energy Research Institute Co., Ltd., or Tianjin New Energy, in a total amount of RMB 50,700,000 (approximately $8.1 million) that it borrowed from Jilin Trust & Investment. Tianjin New Energy is a company established in China and mainly engages in the business of researching, developing and selling new energy related materials. Approximately 59 percent of equity interest in Tianjin New Energy is currently owned by Mr. Xiangqian Li. In addition, Mr. Li and his wife entered into a guarantee agreement with Jilin Trust & Investment under which they pledged all of their personal assets to Jilin Trust & Investment to provide unlimited liability guarantees for the loan. Shenzhen BAK expects to terminate its guarantee obligations when Tianjin New Energy repays the loan on the maturity date of March 31, 2013.

On July 2, 2012, Shenzhen BAK also entered into a guarantee agreement with Bank of Dalian, under which Shenzhen BAK agreed to guarantee a loan of Tianjin New Energy in a total amount of RMB 20,000,000 (approximately $3.2 million) that it borrowed from Bank of Dalian. In addition, Mr. Li entered into a guarantee agreement with Bank of Dalian and assumes joint and several liabilities to guarantee the loan. Shenzhen BAK expects to terminate its guarantee obligations when Tianjin New Energy repays the loan on the maturity date of July 2, 2013.

Shenzhen BAK believes that Tianjin New Energy owns sufficient assets, including buildings measuring 24,000 square meters and land use rights over a parcel of land of 233,450 square meters, to repay the above RMB 70,700,000 loans without incurring Shenzhen BAK’s guarantor liability.

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

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of September 30, 2012 and September 30, 2011, the carrying amount of property, plant and equipment, net was $238.8 million and $243.2 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. A prolonged general economic downturn and, specifically, a continued downturn in the battery cell industry as well as other market factors could intensify competitive pricing pressure, create an imbalance of industry supply and demand, or otherwise diminish volumes or profits. Such events, combined with changes in interest rates, could adversely affect our estimates of future net cash flows to be generated by our long-lived assets. Consequently, it is possible that our future operating results could be materially and adversely affected by additional impairment charges related to the recoverability of our long-lived assets. We have recognized impairment charges of $3.9 million and $6.5 million for the long-lived assets for the fiscal year ended September 30, 2012 and 2011, respectively.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses. We review outstanding account balances individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2012 and September 30, 2012, we had charged off $15,627,742 and nil from our outstanding accounts receivable balance respectively.

Equity-Based Compensation

We adopted the provisions of ASC Topic 718 “Compensation – Stock Compensation,” which requires the use of the fair value method of accounting for share based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. ASC Topic 718 also requires measurement of cost of a liability-classified award based on its current fair value. The fair value of the liability-classified award will be subsequently re-measured at each reporting date through the settlement date. Change in fair value during the requisite service period will be recognized as compensation cost over that period. We determine fair value using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of our ordinary shares and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount we computed and recorded, which would have resulted in either an increase or decrease in the compensation expense. Pursuant to ASC Topic 718, we have recognized compensation costs of $0.8 million in relation to stock-based awards to our employees and non-employee directors for the year ended September 30, 2012, as an increase in both the operating costs and shareholder’s equity.

Changes in Accounting Standards

Please refer to note 1 to our consolidated financial statements, “Principal Activities, Basis of Presentation and Organization –Recently Issued Accounting Standards,” for a discussion of relevant pronouncements.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2012	2011
Balance sheet items as of September 30	6.2857	6.3843
Amounts included in the statement of income and comprehensive income / (loss), statement of changes in stockholders’ equity and statement of cash flows for the years ended September 30	6.3374	6.5256

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, we determined that, as of September 30, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2012, but was not reported.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES. Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 8, 2006)
3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 19, 2007)
3.3

Certificate of Change Pursuant to NRS 78.209 filed by the Company on October 22, 2012 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 26, 2012)

4.1	China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)
4.2	Amendment No. 1 to the China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008)
10.1

English Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Branch, China CITIC Bank, dated February 13, 2009 (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.2

English Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Branch, China CITIC Bank, dated February 2009 (incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.3

English Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Branch, Bank of China, dated March 4, 2009 (incorporated by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.4

English Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Branch, Bank of China, dated March 4, 2009 (incorporated by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.5

English Summary of Guaranty Contract of Maximum Amount Pledge by and between BAK International Limited and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on February 9, 2009)

10.6

English Summary of Guaranty Contract of Maximum Amount by and between BAK International (Tianjin) Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on February 9, 2009)

10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2011)
14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)
21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed on December 14, 2011)
23.1*	Consent of PKF Hong Kong
31*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Comprehensive Credit Facility Agreement of Maximum Amount (English summary), dated November 27, 2012, between Shenzhen BAK Battery Co., Ltd. and Shenzhen Eastern Branch, Agricultural Bank of China

Exhibit No.	Description
99.2*	Loan Agreement (English summary), dated December 28, 2011, between Shenzhen BAK Battery Co., Ltd. and Shenzhen BAK Haoze Investment Co., Ltd.
99.3*	Loan Agreement (English summary), dated July 12, 2012, between Shenzhen BAK Battery Co., Ltd. and Tianjin BAK New Energy Research Institute Co., Ltd.
99.4*	Guaranty Contract of Maximum Amount (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Jilin Province Trust & Investment Co., Ltd., dated March 24, 2011
99.5*	Guaranty Contract of Maximum Amount (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, Bank of Dalian, dated July 2, 2012
99.6*	Comprehensive Credit Facility Agreement of Maximum Amount (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China, dated July 3, 2012
99.7*	Guaranty Contract of Maximum Amount (English summary) by and between BAK International Limited and Shenzhen Longgang Branch, Bank of China, dated July 3, 2012
99.8*	Mortgage Contract of Maximum Amount (English summary) by and between Shenzhen BAK Battery, Co., Ltd. and Shenzhen Longgang Branch, Bank of China, dated July 3, 2012
99.9*	Loan Agreement (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Shenzhen Longgang Branch, Bank of China, dated August 2, 2012
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

* Filed herewith

FINANCIAL STATEMENTS

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
SEPTEMBER 30, 2012 AND 2011

CHINA BAK BATTERY, INC.
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
China BAK Battery, Inc.:

We have audited the accompanying consolidated balance sheets of China BAK Battery, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has a working capital deficiency and accumulated deficit from net losses incurred for the year ended September 30, 2012 and prior periods. These factors raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also discussed in note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ PKF
Certified Public Accountants
Hong Kong, China
December 31, 2012

China BAK Battery, Inc. and subsidiaries
Consolidated balance sheets
As of September 30, 2011 and 2012

(In US$)

	Note	2011	2012

Assets
Current assets
Cash and cash equivalents		$24,858,239	$9,271,633
Pledged deposits	3	5,725,587	5,510,198
Trade accounts receivable, net	4	88,261,267	77,449,591
Inventories, net	5	67,140,968	65,383,829
Prepayments and other receivables	6	5,242,418	7,707,546
Deferred tax assets, net	7(b)	6,000,450	4,000,043

Total current assets		197,228,929	169,322,840

Property, plant and equipment, net	8, 23	243,238,114	238,757,895
Lease prepayments, net	9	32,730,707	32,503,861
Intangible assets, net	10	295,136	628,063
Deferred tax assets, net	7(b)	1,749,045	1,736,981

Total assets		$475,241,931	$442,949,640

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated balance sheets
As of September 30, 2011 and 2012 (continued)

(In US$)

	Note	2011	2012

Liabilities
Current liabilities
Short-term bank loans	11	$139,706,153	$151,381,787
Current maturities of long-term bank loans	12	23,495,136	-
Accounts and bills payable		118,423,415	143,745,009
Accrued expenses and other payables	13	20,975,742	25,960,431

Total current liabilities		302,600,446	321,087,227

Long-term bank loans, less current maturities	12	14,975,142	23,656,458
Other long-term loan	14	2,457,309	7,586,776
Deferred revenue	15	7,455,790	7,699,842
Other long-term payables	16	11,731,738	10,364,372
Deferred tax liabilities	7(b)	747,666	759,394

Total liabilities		339,968,091	371,154,069

Commitments and contingencies	23

Shareholders’ equity
Ordinary shares US$ 0.001 par value; 20,000,000 authorized; 12,763,269 issued and outstanding as of September 30, 2011 and 2012 respectively*		12,763	12,763
Donated shares		14,101,689	14,101,689
Additional paid-in capital*		126,186,526	126,990,611
Statutory reserves		7,645,303	7,786,157
Accumulated deficit		(44,410,240)	(110,358,489)
Accumulated other comprehensive income		35,804,409	37,329,450
		139,340,450	75,862,181
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		135,273,840	71,795,571

Total liabilities and shareholders’ equity		$475,241,931	$442,949,640

*Post one-for-five reverse stock split effective on October 26, 2012

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of operations and comprehensive loss
For the years ended September 30, 2011 and 2012

(In US$)

	Note	2011	2012

Net revenues	25	$218,952,724	$205,670,946
Cost of revenues	8, 20	(192,648,690)	(204,197,751)
Gross profit		26,304,034	1,473,195
Operating expenses:
Research and development expenses	8, 20	(7,287,214)	(5,759,072)
Sales and marketing expenses	8, 20	(8,541,782)	(8,488,889)
General and administrative expenses	8, 20	(18,130,183)	(40,008,940)
Impairment charge	8	(6,517,344)	(3,918,959)
Total operating expenses		(40,476,523)	(58,175,860)
Operating loss		(14,172,489)	(56,702,665)
Finance costs, net	19	(10,828,983)	(11,265,990)
Government grant income		1,453,727	5,353,554
Other income / (expense)		312,501	(798,528)
Loss before income taxes		(23,235,244)	(63,413,629)
Income taxes expense	7(a)	(1,302,120)	(2,393,766)
Net loss		$(24,537,364)	$(65,807,395)
Other comprehensive income
- Foreign currency translation adjustment		7,794,274	1,525,041
Comprehensive loss		$(16,743,090)	$(64,282,354)
EPS before one-for-five reverse stock split
Net loss per share:	18
- Basic		$(0.39)	$(1.04)
- Diluted		$(0.39)	$(1.04)
Weighted average number of ordinary shares:	18
- Basic		62,945,047	63,095,246
- Diluted		62,945,047	63,095,246
EPS after one-for-five reverse stock split
Net loss per share:	18
- Basic		$(1.95)	$(5.21)
- Diluted		$(1.95)	$(5.21)
Weighted average number of ordinary shares:	18
- Basic		12,589,009	12,619,063
- Diluted		12,589,009	12,619,063

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of shareholders’ equity
For the years ended September 30, 2011 and 2012

(In US$)

	Ordinary shares								Treasury shares
								Accumulated
								other
		Number of		Donated	Additional	Statutory		comprehensive	Number		Total
	Note	shares		shares	paid-in capital	reserves	Accumulated deficit	income	of shares	Amount	share-holders’equity

Balance as of September 30, 2010		63,612,526	$63,613	$14,101,689	$124,551,522	$7,314,565	$(19,542,138)	$28,010,135	(721,030)	$(4,066,610)	$150,432,776
Net loss		—	—	—	—	—	(24,537,364)	—	—	—	(24,537,364)
Share-based compensation for employee stock option awards	21	—	—	—	1,584,154	—	—	—	—	—	1,584,154
Issuance of common stock to employees	21	200,000	200	—	(200)	—	—	—	—	—	—
Issuance of common stock to non-employee directors	21	3,750	4	—	(4)	—	—	—	—	—	—
Appropriation to statutory reserves		—	—	—	—	330,738	(330,738)	—	—	—	—
Foreign currency translation adjustment		—	—	—	—	—	—	7,794,274	—	—	7,794,274
Balance as of September 30, 2011		63,816,276	63,817	14,101,689	126,135,472	7,645,303	(44,410,240)	35,804,409	(721,030)	(4,066,610)	135,273,840
Net loss		—	—	—	—	—	(65,807,395)	—	—	—	(65,807,395)
Share-based compensation for employee stock option awards	21	—	—	—	804,085	—	—	—	—	—	804,085
Appropriation to statutory reserves		—	—	—	—	140,854	(140,854)	—	—	—	—
One-for-five stock split		(51,053,007)	(51,054)	—	51,054	—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	—	—	—	1,525,041	—	—	1,525,041
Balance as of September 30, 2012		12,763,269	$12,763	$14,101,689	$126,990,661	$7,786,157	$(110,358,489)	$37,329,450	(721,030)	$(4,066,610)	$71,795,571

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2011 and 2012

(In US$)

	2011	2012
Cash flow from operating activities
Net loss	$(24,537,364)	$(65,807,395)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	18,628,181	18,519,317
Provision for doubtful debts	1,910,521	22,505,322
(Recovery of) / provision for obsolete inventories	(1,807,330)	5,139,589
Share-based compensation	1,584,154	804,085
Impairment charge	6,517,344	3,918,959
Gain on disposal of property, plant and equipment	(471,444)	(16,106)
Deferred income taxes	1,302,120	2,116,630
Deferred revenue	(244,181)	(252,469)
Exchange loss	1,353,907	3,206,705

Changes in operating assets and liabilities:
Trade accounts receivable	(157,072)	(9,816,650)
Inventories	2,088,744	(2,390,817)
Prepayments and other receivables	472,866	(2,962,638)
Accounts and bills payable	20,032,670	22,048,375
Accrued expenses and other payables	8,645,183	8,155,480

Net cash provided by operating activities	35,318,299	5,168,387

Cash flow from investing activities

Purchases of property, plant and equipment	(31,520,735)	(20,004,402)
Proceeds from disposal of property, plant and equipment	656,483	20,682
Purchases of intangible assets	(181,307)	(466,541)

Net cash used in investing activities	$(31,045,559)	$(20,450,261)

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2011 and 2012 (continued)

(In US$)

	2011	2012
Cash flow from financing activities
Proceeds from borrowings	$165,711,672	$194,729,666
Repayment of borrowings	(172,641,752)	(195,487,678)
Decrease in pledged deposits	4,129,734	302,552
Net cash used in financing activities	(2,800,346)	(455,460)
Effect of exchange rate changes on cash and cash equivalents	797,210	150,728
Net increase / (decrease) in cash and cash equivalents	2,269,604	(15,586,606)
Cash and cash equivalents at the beginning of year	22,588,635	24,858,239
Cash and cash equivalents at the end of year	$24,858,239	$9,271,633
Supplemental disclosure of cash flow information:
Cash received during the year for:
Bills receivable discounted to banks	$20,308,970	$33,656,050
Cash paid during the year for:
Income taxes	$131,565	$279,414
Interest, net of amounts capitalized	$9,925,884	$11,087,500

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012

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

Basis of Presentation and Organization

As of September 30, 2012, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008, and viii) Tianjin Meicai New Materials Technology Co., Ltd. (“Tianjin Meicai”), a wholly owned limited liability company established on February 22, 2011 in the PRC. As of September 30, 2012, BAK International beneficially owned 100% of BAK India partly through a nominee agreement with one of its employees.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

Basis of Presentation and Organization (continued)

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of US$99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International was required to contribute US$20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. An extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately US$20,000,000 capital to BAK Tianjin. The remaining US$79,990,000 was originally required to be fully contributed no later than December 11, 2008 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2009. On November 16, 2009, BAK International contributed approximately US$9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was US$29,000,000. The remaining US$70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 2012. In August 2011, BAK International contributed approximately US$21,000,000 capital to BAK Tianjin and as of September 30, 2011 and September 30, 2012, the total contribution from BAK International was US$50,000,000. On September 17, 2012, BAK Tianjin issued an application with respect to the decrease of capital from US$99,990,000 to US$50,000,000. On November 27, 2012, the Business Administration Bureau of Beichen District, Tianjin, approved the request of BAK Tianjin’s capital reduction. According to the approval, the BAK Tianjin’s aggregate investment still keeps at US$99,990,000 while the registered capital was reduced to US$50,000,000. BAK Tianjin is principally engaged in the manufacture of larger lithium ion batteries for use in cordless power tools and various types of vehicles.

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
As of September 30, 2011 and 2012 (continued)

Basis of Presentation and Organization (continued)

On January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International. The share swap transaction, also referred to as the “reverse acquisition” of the Company, was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement entered by and among China BAK, BAK International and the shareholders of BAK International on January 20, 2005. Pursuant to the Securities Exchange Agreement, the Company issued 39,826,075 shares of common stock, par value US$0.001 per share, to the shareholders of BAK International (including 31,225,642 shares to the original shareholders and 8,600,433 shares to new investors who had purchased shares in the private placement), representing approximately 97.2% of the Company’s post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International.

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
As of September 30, 2011 and 2012 (continued)

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
As of September 30, 2011 and 2012 (continued)

Basis of Presentation and Organization (continued)

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of September 30, 2012 amounted to 368,745 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

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

The Company has a working capital deficiency and accumulated deficit from net losses incurred for the year ended September 30, 2012 and prior periods. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The Company accordingly has continued to develop a strategic plan to generate a positive cash flow from operating activities for the fiscal years ending September 30, 2013 and 2014 (the “FY2013&2014 Turnaround Plan”). Under the FY2013&2014 Turnaround Plan, the Company will expand OEM market with new marketing strategies to increase revenue. At the same time, the Company will continue implementing cost reductions on both manufacturing costs and operating expenses to improve profit margins as well as reducing receivables outstanding through stronger credit controls. Under the FY2013&2014 Turnaround Plan, the Company will obtain government grant income with respect to the R&D project “key materials, Battery and Battery Pack for use in Electric Vehicles” which was selected into the National Support List for the New-Energy Vehicle Industry Innovation Program. Also, the Company will receive rental income from the R&D centre building from quarter 3 of FY2013, which will generate a positive cash flow to the Company’s operating activities.

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
As of September 30, 2011 and 2012 (continued)

2	Summary of Significant Accounting Policies and Practices

(a)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated prior to consolidation.

(b)	Cash and Cash Equivalents

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of September 30, 2011 and 2012, there were no cash equivalents.

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

Outstanding accounts receivable balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has charged off US$15,627,742 from its outstanding accounts receivable balance as of September 30, 2012. The Company does not have any off-balance-sheet credit exposure to its customers, except for outstanding bills receivable discounted with banks (see note 23) that are subject to recourse for non-payment.

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

The Company regularly reviews the cost of inventories against their estimated fair market value and records a lower of cost or market write-down for inventories that have costs in their excess of estimated market value.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

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

(g)	Foreign Currency Transactions and Translation

The reporting currency of the Company is the United States dollar (“US dollar”). Transactions denominated in currencies other than US dollar are translated into US dollar at the average rates for the period. Monetary assets and liabilities denominated in currencies other than US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in finance costs in the statement of operations and comprehensive loss.

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
As of September 30, 2011 and 2012 (continued)

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

September 30, 2012
Balance sheet	RMB 6.2857 to US$1.00
Statement of operations and comprehensive loss	RMB 6.3374 to US$1.00

September 30, 2011
Balance sheet	RMB 6.3843 to US$1.00
Statement of operations and comprehensive loss	RMB 6.5256 to US$1.00

(h)	Intangible Assets

Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives. The respective amortization periods for the intangible assets are as follows:

Trademarks	10 years
Technology	7 years
Computer software	3 - 5 years

(i)	Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment, lease prepayment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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
As of September 30, 2011 and 2012 (continued)

(j)	Revenue Recognition

The Company recognizes revenue on product sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Net sales of products represent the invoiced value of goods sold, net of value added taxes (“VAT”), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on the majority of the products of Shenzhen BAK, BAK Electronics and BAK Tianjin at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns, which is based on historical sales returns data, is the Company’s best estimate of the amount of goods that will be returned from its customers.

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

(m)	Research and Development and Advertising Expenses

Research and development and advertising expenses are expensed as incurred. Research and development expenses consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development. Advertising expenses, included in sales and marketing expenses, amounted to US$33,482 and US$236,415 for the years ended September 30, 2011 and 2012 respectively.

(n)	Bills Payable

Bills payable represent bills issued by financial institutions to the Company’s vendors. The Company’s vendors receive payments from the financial institutions directly upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

(o)	Government Grants

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The grants are used for purchases of assets, to subsidize the research and development expenses incurred, for compensating expenses already incurred or for good performance of the Company.

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

No government grants were offset against finance costs for the years ended September 30, 2011 and 2012. Government grants recorded as deferred revenue and included in accrued expenses and other payables (Note 13(b)) amounted to US$720,518 and US$882,161 as of September 30, 2011 and 2012, respectively.

During the year ended September 30, 2011, the Company recorded government grant income of US$1,453,727. US$1,209,546 of the grant was received to reward the Company’s research on the special lithium battery projects of China and US$244,181 represented amortization of government subsidies received in relation to the additional cost of land use rights of BAK Industrial Park (Notes 15 and 16).

During the year ended September 30, 2012, the Company recorded government grant income of US$5,353,554, of which US$5,101,085 was received to reward the Company’s research on the special lithium battery projects of China and US$252,469 represented amortization of government subsidies received in relation to the additional cost of land use rights of BAK Industrial Park (Notes 15 and 16).

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
As of September 30, 2011 and 2012 (continued)

(q)	Retirement and Other Post-retirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses in the statement of operations and comprehensive loss as and when the related employee service is provided.

(r)	Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the year. The effects of common stock equivalents that are anti-dilutive are excluded from the dilutive loss per share calculations.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

(v)	Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. This standard also expands the disclosure requirements particularly for level 3 fair value measurements. This standard is effective on a prospective basis for reporting periods beginning on or after December 15, 2011. The Company is currently evaluating what impact, if any, this standard will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating what impact, if any, this standard will have on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350)”. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating what impact, if any, this standard will have on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, “Compensation-Retirement Benefits – Multiemployer Plans (Subtopic 715 - 80)”. The amendments in this update require additional disclosures about an employer’s participation in a multiemployer plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 should be applied retrospectively for all prior periods presented. The adoption of this ASU update has no material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating what impact, if any, this standard will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220)”. The amendments in this update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The Company is currently evaluating what impact, if any, this standard will have on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 on impairment testing for indefinite-lived intangible assets. This ASU amends FASB Codification Topic 350, Intangibles-Goodwill and Other, to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired then, the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating what impact, if any, this standard will have on its consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

3	Pledged Deposits

Pledged deposits as of September 30, 2011 and 2012 consist of the following:

	2011	2012

Pledged deposits with banks for:
Construction payable	$4,170,122	$129,768
Bills payable	1,555,465	5,380,430
	$5,725,587	$5,510,198

Deposits pledged for construction payable are generally released when the relevant constructions are completed.

4	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2011 and 2012 consist of the following:

	2011	2012
Trade accounts receivable	$104,065,501	$107,781,638
Less: Allowance for doubtful accounts	(26,494,550)	(33,244,428)
	77,570,951	74,537,210
Bills receivable	10,690,316	2,912,381
	$88,261,267	$77,449,591

An analysis of the allowance for doubtful accounts for the years ended September 30, 2011 and 2012 is as follows:

	2011	2012

Balance at beginning of year	$23,354,925	$26,494,550
Addition of bad debt expense, net	1,960,014	21,910,366
Written off	-	(15,627,742)
Foreign exchange adjustment	1,179,611	467,254

Balance at end of year	$26,494,550	$33,244,428

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

5	Inventories

Inventories as of September 30, 2011 and 2012 consist of the following:

	2011	2012
Raw materials	$21,294,868	$24,358,840
Work-in-progress	9,366,491	13,912,685
Finished goods	43,605,308	39,531,622

	74,266,667	77,803,147
Provision for obsolete inventories	(7,125,699)	(12,419,318)

	$67,140,968	$65,383,829

(Recovery of)/provision for obsolete inventories of $(1,807,330) and $5,139,589 was (credited) / charged to the consolidated statement of operations and comprehensive loss during the years ended September 30, 2011 and 2012, respectively.

Part of the Company’s inventories with carrying value of US$23,495,137 and US$23,863,691 as of September 30, 2011 and 2012, respectively, was pledged under floating charge for certain loan agreements (see Note 11).

6	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2011 and 2012 consist of the following:

	2011	2012

Prepayments for raw materials and others	$1,271,520	$4,458,058
Other receivables (Note 6 (a))	4,665,485	4,554,817
Less: Allowance for doubtful accounts	(694,587)	(1,305,329)

	$5,242,418	$7,707,546

An analysis of allowance for doubtful accounts for the years ended September 30, 2011 and 2012 is as follows:

	2011	2012

Balance at beginning of year	$638,079	$694,587
Addition of bad debt expense	25,275	594,956
Foreign exchange adjustment	31,233	15,786

Balance at end of year	$694,587	$1,305,329

(a) Other receivables as of September 30, 2011 and 2012 included advances to senior management amounting to approximately US$58,000 and US$11,800 respectively for travel and representation expenses in the ordinary course of business.

7	Income Taxes

United States Tax

China BAK is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the years ended September 30, 2011 and 2012. The statutory tax rate for each of the years ended September 30, 2011 and 2012 is 35%.

Canada States Tax

BAK Canada is subject to Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the years ended September 30, 2011 and 2012. The statutory tax rate for each of the years ended September 30, 2011 and 2012 is 38%.

German States Tax

BAK Europe is subject to Germany tax law. No provision for income taxes in German has been made as BAK Europe had no taxable income for the years ended September 30, 2011 and 2012. The statutory tax rate for each of the years ended September 30, 2011 and 2012 is 25%.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

India Tax

BAK India is subject to India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the years ended September 30, 2011 and 2012. The statutory tax rate for each of the years ended September 30, 2011 and 2012 is 30%.

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

According to the transition period of the new corporate income tax law (“New CIT Law”), Shenzhen BAK’s income tax rate for calendar years 2011 and 2012 were 24% and 25%, respectively. On April 18, 2008, the Ministry of Since and Technology (MOST), the Ministry of Finance (MOF), the State Taxation Administration (STA) jointly issued “Measures for Acknowledgement and Determination of New and High Technology Enterprises”. Under the measures, if an enterprise is successfully recognized as a new and high technology enterprise, it is entitled to a preferential enterprise income tax rate of 15%. Shenzhen BAK was recognized as a high technology enterprise on October 31, 2011, as a result, Shenzhen BAK is entitled to a preferential enterprise income tax rate of 15% for each calendar years 2011, 2012 and 2013.

BAK Electronics, established in August 2005, was in the tax holiday and fully exempt from any enterprise income tax for calendar years 2006 and 2007 followed by a three-year 50% reduction in its enterprise income tax rate. In addition, pursuant to the transition period of the New CIT Law and before considering the above-mentioned 50% reduction, BAK Electronics’ income tax rates for calendar year 2011 was 24%, and starting in calendar year 2012, it is subject to an income tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the current year due to cumulative tax losses.

BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt the New CIT Law. The New CIT Law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic enterprises and FIEs. The New CIT Law became effective on January 1, 2008. According to the New CIT Law, the applicable income tax rate for Shenzhen BAK, BAK Electronics and BAK Tianjin will be 25% after their preferential tax holidays and the transition period have ended. During the transition period, tax rates for subject entities was 18% for the calendar year 2008, and were 20%, 22%, 24% and 25% for the calendar years 2009, 2010, 2011 and 2012, respectively, before the application of applicable tax holidays or other tax preferences.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

(a)	Income taxes in the consolidated statements of operations and comprehensive loss

Income taxes consist of:

	2011	2012

Current tax	$-	$277,136
Deferred tax	1,302,120	2,116,630
Income tax expense	$1,302,120	$2,393,766

Substantially all of the Company’s loss before income taxes and related tax benefit are from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive loss differ from the amounts computed by applying the US statutory income tax rate of 35% to loss before income taxes for the two years ended September 30, 2011and 2012 for the following reasons:

	2011	2012

Loss before income taxes	$(23,235,244)	$(63,413,629)

Computed “expected” income tax expense at 35%	(8,132,336)	(22,194,770)
Change in the balance of the valuation allowance for deferred tax assets	4,213,529	13,755,316
Foreign tax rate differential	1,118,291	3,231,102
Non-deductible expense
-Share-based compensation	554,454	281,430
-Other non-deductible expenses	3,602,236	7,043,552
(Over)/under-provision in previous year	(54,054)	277,136

Actual income tax expense	$1,302,120	$2,393,766

Shenzhen BAK and BAK Electronics received no tax benefit pursuant to their tax holiday and preferential tax rate for the years ended September 30, 2011 and 2012 respectively.

The significant components of deferred tax expense for the years ended September 30, 2011 and 2012 are as follows:

	2011	2012

Deferred tax income	$(2,911,409)	$(11,638,686)
Valuation allowance for deferred tax assets	4,213,529	13,755,316
	$1,302,120	$2,116,630

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

(b)	Deferred taxation

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2011 and 2012 are presented below:

	2011	2012
Deferred tax assets

Short-term
Trade accounts receivable	$6,130,552	$8,651,151
Inventories	1,812,456	3,104,830
Accrued expenses and other payables	537,173	597,130
Valuation allowance	(2,479,731)	(8,353,068)
Short-term deferred tax assets	6,000,450	4,000,043

Long-term
Property, plant and equipment	2,373,370	4,877,766
Net operating loss carried forward	7,224,830	12,271,943
Valuation allowance	(7,849,155)	(15,412,728)

Long-term deferred tax assets	1,749,045	1,736,981

Total net deferred tax assets	$7,749,495	$5,737,024

Deferred tax liabilities:

Long-term
Property, plant and equipment	$(747,666)	$(759,394)

Net deferred tax assets	$7,001,829	$4,977,630

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets as of September 30, 2011 and 2012 are more likely than not to be realized, except for the deferred tax assets relating to the net operating loss carried forward incurred by the Company and its subsidiaries, provision for impairment charge of fixed assets and allowance for trade accounts receivable and obsolete inventories of a subsidiary.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

In order to fully realize the deferred tax asset of US$772,433 arising from the net operating loss carried forward of US$2,206,951 incurred by the Company itself, the Company will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2026 through 2027. As the Company is a non-operating holding company and currently does not expect those unremitted earnings of its foreign subsidiaries to reverse and become taxable to the Company, it is more likely than not that the Company will not realize the benefits of its net operating loss carried forward. Therefore, full valuation allowance of US$772,433 was provided for the deferred tax assets in this respect.

In order to fully realize the deferred tax asset of US$2,443,477 arising from the net operating loss carried forward of US$9,773,908 incurred by BAK Electronics and of US$1,602,466 arising from the provision of impairment charge for assets and allowance for trade accounts receivable and obsolete inventories, BAK Electronics will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2014 through 2017.

In order to fully realize the deferred tax asset of US$5,957,458 arising from the net operating loss carried forward of US$23,829,830 incurred by BAK Tianjin and of US$2,517,143 arising from the provision of impairment charge for assets and obsolete inventories, BAK Tianjin will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2014 through 2017.

In order to fully realize the deferred tax asset of US$3,098,575 arising from the net operating loss carried forward of US$20,657,167 incurred by Shenzhen BAK and of US$12,351,872 arising from the provision of impairment charge for assets and allowance for trade accounts receivable and obsolete inventories, Shenzhen BAK will need to generate sufficient future taxable income to cover the above net operating loss carried forward before its expiration in fiscal year 2014 through 2017.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if future taxable income decreases.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

8	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2011 and 2012 consist of the following:

	2011	2012
Buildings	$127,025,347	$129,998,425
Machinery and equipment	159,355,671	171,393,610
Office equipment	2,519,208	2,624,137
Motor vehicles	1,453,456	1,486,337
	290,353,682	305,502,509
Accumulated depreciation	(80,673,667)	(102,766,292)
Construction in progress	45,305,701	52,442,114
Prepayment for acquisition of property, plant and equipment	1,466,207	1,717,991
Assets held for abandonment	744,356	-
Net book value	257,196,279	256,896,322

Impairment charge	(13,958,165)	(18,138,427)

Carried amount	$243,238,114	$238,757,895

Property, plant and equipment with net book value of US$4,576 were sold during the year ended September 30, 2012 for US$20,682, resulting in a gain of $16,106.

Property, plant and equipment with net book value of US$185,039 were sold during the year ended September 30, 2011 for US$656,483, resulting in a profit of $471,444.

(i)	Depreciation expense is included in the consolidated statements of operations and comprehensive loss as follows:

	2011	2012
Cost of revenues	$14,190,901	$13,551,240
Research and development expenses	487,914	604,223
Sales and marketing expenses	392,390	172,189
General and administrative expenses	2,737,675	3,316,192
	$17,808,880	$17,643,844

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories, staff dormitories and R&D centre.

For the years ended September 30, 2011 and 2012, the Company capitalized interest of US$368,227 and US$1,767,649, respectively, to the cost of construction in progress.

(iii)	Pledged Property, Plant and Equipment

As of September 30, 2011 and 2012, machinery and equipment with net book value of US$56,376,435 and US$47,255,604 of the Company were pledged as collateral under certain loan arrangements (see Notes 11 and 12).

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

8	Property, Plant and Equipment, net (continued)

(iv)	Assets held for abandonment

	2011	2012
Net book value	$744,356	$-
Less: impairment charge	(744,356)	-
Carried amount	$-	$-

There was no property, plant and equipment held for abandonment as of September 30, 2012.

(v)	Impairment charge

During the course of the Company's strategic review of its operations in the years ended September 30, 2011 and 2012, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of approximately US$6.5 million and US$3.9 million for the years ended September 30, 2011 and 2012 respectively.

9	Lease Prepayments, net

Lease prepayments as of September 30, 2011 and 2012 consisted of the following:

	2011	2012
Lease prepayments	$36,406,288	$36,977,372
Accumulated amortization	(3,675,581)	(4,473,511)
	$32,730,707	$32,503,861

During the year ended September 30, 2007, the Company fully paid the lease prepayment of US$717,344 in relation to the right to use the land in Shenzhen relating to its new Research and Development Test Centre. The Company obtained the related property ownership and land use rights certificate during the fiscal year ended September 30, 2008. The Company also fully paid the lease prepayment of US$14,119,888 for the right to use the land relating to its Tianjin facility. As of September 30, 2008, the Company had obtained related land use rights certificate of the land relating to the Tianjin facility, but the Tianjin government had requested that the Company complete the construction of the facility on the land before September 30, 2008, which the Company had not done. As of September 30, 2012, the Company was in the course of negotiating with the relevant government bureau for an extension of the completion date.

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
As of September 30, 2011 and 2012 (continued)

9	Lease Prepayments, net (continued)

Amortization expenses for the above lease prepayments were approximately US$712,000 and US$734,000 for the years ended September 30, 2011 and 2012 respectively. Estimated amortization expense for the next five years is approximately US$740,000 each year, respectively.

The Company has committed to pledge its property ownership and land use rights certificate relating to the Company’s Research and Development Test Centre (Note 12) to China Development Bank with the net book value of US$4,919,301 as of September 30, 2012. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank.

On March 12, 2012, the Company borrowed a non-interest bearing loan in the amount of approximately US$7,586,776 from a third-party Tianjin Zhantuo International Trading Co., Ltd. The Company has pledged one portion of its land use right located in Tianjin Industrial Park Zone with net book value of US$4,793,816 to Tianjin Zhantuo International Trading Co., Ltd.

10	Intangible Assets, net

Intangible assets as of September 30, 2011 and 2012 consist of the following:

	2011	2012
Trademarks, computer software and technology	$591,605	$1,073,138
Less: Accumulated amortization	(296,469)	(445,075)
	$295,136	$628,063

Intangible assets represent the trademarks, computer software and technology used for battery production and research.

Amortization expenses for these intangible assets were approximately US$88,000 and US$149,000, for the years ended September 30, 2011 and 2012 respectively. Estimated amortization expense for the next five years is approximately US$141,000 each year.

11	Short-term Bank Loans

The Company obtained several short-term loan facilities from financial institutions in the PRC. These facilities were secured by the Company’s assets with the following carrying values:

	2011	2012
Inventories (Note 5)	23,495,137	23,863,691
Machinery and equipment, net (Note 8)	25,333,574	47,255,604
	$48,828,711	$71,119,295

As of September 30, 2011 and 2012, the Company had several short-term bank loans with aggregate outstanding balances of US$139,706,153 and US$151,381,787, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 5.16% to 8.53% per annum, and had maturity dates ranging from 3 to 12 months. Each loan is guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor.

As of September 30, 2012, the Company had pledged the land use rights certificate in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to US$63,636,508 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China. As of September 30, 2012, the aggregate net book value of the buildings and land use rights in relation to the land use rights certificate was US$107,140,980.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

12	Long-term Bank Loans

As of September 30, 2011 and 2012, the Company had long-term bank loans of US$38,470,278 and US$23,656,458 respectively. As of September 30, 2012, the loan was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 6.4% per annum. This long-term bank loan is repayable as follows: US$18,646,420 on February 9, 2016, US$486,574 on October 9, 2016, US$1,272,730 on October 27, 2016, US$954,548 on November 3, 2016, US$477,274 on November 9, 2016, US$477,274 on November 16, 2016, US$795,456 on November 28, 2016 and US$546,182 on December 8, 2016 respectively.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) to be secured by the property ownership and land use rights certificate relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon (see Note 9).

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of September 30, 2012 are as follows:

Fiscal years ending on September 30,
2013	$-
2014 or after	23,656,458

$23,656,458

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

13	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2011 and 2012 consist of the following:

	2011	2012
Construction costs payable	$5,548,000	$1,688,863
Equipment purchases payable	6,491,342	5,465,281
Customer deposits (Note 13(a))	2,700,568	4,121,658
Other payables and accruals (Note 13(b))	5,680,303	14,130,683
Staff and workers’ welfare and bonus fund	555,529	553,946
	$20,975,742	$25,960,431

(a) Customer deposits were received from customers in connection with orders of products to be delivered in future periods.

(b) Other payables and accruals included deferred income from receipts of government grants amounting to US$720,518 and US$882,161 as of September 30, 2011 and 2012 respectively.

Other payables and accruals as of September 30, 2011 and 2012 also included payable for liquidated damage of approximately US$1,200,000 respectively (Note 17).

In 2012, the Company obtained interest-free loans from related parties which are under the common control of Mr. Xiangqian Li. These loans are payable upon demand. Outstanding loan balance as of September 30, 2012 amounted to approximately US$1,224,000.

14	Other Long-Term Loan

As of September 30, 2012, the Company had interest-free advances of US$2,495,855 from Tianjin Aifuyi Auto Parts. Co., Ltd and US$5,090,921 from Tianjin Zhantuo International Trading Co., Ltd. The above mentioned two companies are both third parties to BAK group, and the Company pledged its land use right to Tianjin Zhantuo International Trading Co., Ltd (note 9).

15	Deferred Revenue

Deferred revenue represents a government grant to subsidize the additional cost of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon of 35 years.

16	Other Long-Term Payables

Other long-term payables as of September 30, 2012 include a government subsidy of approximately US$7,500,000 received for the Company’s automated high-power lithium battery project from the National Development and Reform Commission and the Ministry of Industry and Information Technology.

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
As of September 30, 2011 and 2012 (continued)

17	Shareholders’ Equity (continued)

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resales by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages relating to the above two events totaling approximately US$1,051,000 from the Company. The Company therefore recognized in general and administrative expenses an amount of approximately US$760,000 as liquidated damages for the year ended September 30, 2007. As of September 30, 2012, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to US$561,174 for the November 2007 registration rights agreement. As of September 30, 2012, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals (note 13(b)).

On August 26, 2008, the Company completed a registered direct offering in the amount of 4,102,564 units at a price of $3.90 for gross proceeds to the Company of $16,000,000. Each unit is comprised of one common share and one share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company for a period of 60 days beginning on the date of the initial issuance of warrants on August 26, 2008 at an exercise price of $3.90 per share. Brean Murray, Carret & Co., LLC, acted as the Company's exclusive investment banker and agent in connection with the registered direct offering and received a cash fee of US$800,000, representing 5% of the gross proceeds received from the sale of the Shares and warrants. Pursuant to an amendment to the placement agency agreement, the Company also agreed to pay Brean Murray, Carret & Co., LLC an aggregate commission equal to 5% of the gross exercise price received from investors for the exercise of the warrants in the offering. The placement agent had no obligation to buy any of the shares from the Company. As of September 30, 2012, the warrants were expired.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

17	Shareholders’ Equity (continued)

On October 28, 2009, the Company completed a registered direct offering of 5,790,000 units, each unit consisting of a share of common stock and a warrant to purchase 0.25 of a share of common stock. The price of the securities sold was $3.55 per unit, for an aggregate purchase price of US$20,554,500. Pursuant to subscription agreements between the Company and the investors in this offering, the warrants may be exercised to purchase an aggregate of 1,447,500 shares of the Company's common stock at an exercise price of $3.90 per share. The warrants are exercisable for 24 months beginning on the date of the initial issuance of the warrants. Cowen and Company, LLC, a subsidiary of Cowen Group, Inc., acted as the Company's exclusive investment agent in connection with the registered direct offering and received a cash fee of US$1,027,725, representing 5% of the gross proceeds received from the sale of the Shares and warrants. Pursuant to an amendment to the placement agency agreement, the Company also agreed to pay Cowen and Company, LLC, an aggregate commission equal to 5% of the gross exercise price received from investors for the exercise of the warrants in the offering. The placement agent had no obligation to buy any of the shares from the Company. As of September 30, 2011, 5,790,000 shares had been issued and no warrants had been exercised. As of September 30, 2012, no warrants were exercised.

18	Net Loss per Share

The calculation of basic net loss per share is based on the net loss for the year ended September 30, 2012 attributable to equity shareholders of US$65,807,395 (2011: US$24,537,364) and the weighted average number of ordinary shares of 12,619,049 outstanding post-split and 63,095,246 outstanding pre-split during the year ended September 30, 2012 (2011: 12,589,009 shares post-split and 62,945,047 pre-split). The numbers of outstanding shares represent retroactive effect to the Company’s one-for-five reverse stock split effected on October 26, 2012. The Company completed a reverse stock split on October 26, 2012, pursuant to which every five shares of the Company’s common stock were combined into one share of common stock. Except for net loss per share data and authorized and outstanding share information presented in the balance sheet, all share amounts included in the consolidated financial statements have not been retroactively adjusted to effect for this stock split. Retroactive adjustment will be made in the Company’s fiscal 2013 consolidated financial statements.

The effects of 791,671 post-split and 3,958,355 pre-split shares of stock options, 40,000 post-split and 200,000 pre-split shares of restricted stock outstanding during the year ended or as of September 30, 2012 are all anti-dilutive. As such, basic and diluted net loss per share for the year ended September 30, 2012 are the same.

The effects of 838,831 post-split and 4,194,155 pre-split shares of stock options, 60,000 post-split and 300,000 pre-split shares of restricted stock and 289,500 post-split and 1,447,500 pre-split warrants outstanding during the year ended or as of September 30, 2011 are all anti-dilutive. As such, basic and diluted net loss per share for the year ended September 30, 2011 are the same.

19	Finance Costs, net

Details of finance costs are summarized as follows:

	2011	2012
Total interest cost incurred	$10,294,111	$12,855,149
Less: Interest capitalized	(368,227)	(1,767,649)
Interest income	(663,632)	(91,950)
Bank charges	430,935	361,670
Exchange loss/(gain)	1,135,796	(91,230)
	$10,828,983	$11,265,990

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

20	Pension and Other Post-retirement Benefits

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 8% to 11% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The total amount of contributions charged to expense in the consolidated statements of operations and comprehensive loss are presented as follows:

	2011	2012
Cost of revenues	$2,584,577	$485,072
Research and development expenses	242,785	200,364
Sales and marketing expenses	499,316	170,444
General and administrative expenses	772,192	364,120
	$4,098,870	$1,220,000

The Company has no other obligation to make payments in respect of retirement benefits of the employees. The state-sponsored retirement plan is responsible for the entire pension obligations payable to all employees.

21	Share-based Compensation

(i) Options

The Company grants share options to officers and employees and, in the past, has issued restricted ordinary shares to its non-employee directors as rewards for their services.

Stock Option Plan

In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to 4,000,000 shares of the Company’s common stock. The exercise price of the options granted, pursuant to the Plan, must at least be equal to the fair market value of the Company’s common stock at the date of the grant. The Plan will terminate on May 16, 2055. On July 28, 2008, the Company’s stockholders approved certain amendments to the Plan, including increasing the total number of shares available for issuance under the Plan to 8,000,000.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2012 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2011	605,000	$3.29
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2012	605,000	$3.29	0.6 years	$-

Exercisable as of September 30, 2012	605,000	$3.29	0.6 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2012 (US$0.61) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted during 2007 was US$2.15 per share. The Company recorded non-cash share-based compensation expense of US$73,833 and nil for the years ended September 30, 2011 and 2012 in respect of share options granted in June 2007, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses following assumptions.

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of September 30, 2012, there were no unrecognized compensation costs related to non-vested share options.

Pursuant to the Plan, the Company also issued 360,000 options with an exercise price of US$4.30 per share on January 28, 2008. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from April 28, 2008 to January 28, 2011 according to each employee’s respective agreement.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2011	360,000	$4.30
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2012	360,000	$4.30	0.1 years	$-

Exercisable as of September 30, 2012	360,000	$4.30	0.1 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2012 (US$0.61) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was US$3.59 per share. The Company recorded non-cash share-based compensation expense of US$14,812 and nil for the years ended September 30, 2011 and 2012 respectively in respect of share options granted on January 28, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of September 30, 2012, there were no unrecognized compensation costs related to non-vested share options.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2011	1,250,000	$4.18
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2012	1,250,000	$4.18	0.0 years	$-

Exercisable as of September 30, 2012	1,250,000	$4.18	0.0 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2012 (US$0.61) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was US$2.36 per share. The Company recorded non-cash share-based compensation expense of US$156,166 and US$16,525 for the years ended September 30, 2011 and 2012 respectively in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of September 30, 2012, there were no unrecognized compensation costs related to non-vested share options.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2011	1,643,355	$2.81
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2012	1,643,355	$2.81	3.7 years	$-

Exercisable as of September 30, 2012	1,068,181	$2.81	3.7 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2012 (US$0.61) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was US$2.46 per share. The Company recorded non-cash share-based compensation expense of US$907,221 and US$516,854 for the years ended September 30, 2011 and 2012 respectively in respect of share options granted on June 22, 2009, which was allocated to cost of revenues, sales and marketing expenses, general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of September 30, 2012, there were unrecognized compensation costs of US$324,355 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 2.25 years.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2011	75,000	$3.24
Exercised	-	-
Forfeited	75,000	-
Cancelled	-	-

Outstanding as of September 30, 2012	-	$-	-	$-

Exercisable as of September 30, 2012	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2012 (US$0.61) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was US$2.86 per share. The Company recorded non-cash share-based compensation expense of US$44,492 and US$15,136 for the years ended September 30, 2011 and 2012 respectively in respect of share options granted on June 26, 2009, which was allocated to research and development expenses.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	113.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of September 30, 2012, there were no unrecognized compensation costs related to non-vested share options On April 8, 2010, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase 100,000 shares of the Company’s common stock to certain key management with an exercise price of US$2.43 per share. In accordance with the vesting provisions of the grants, the options will become vested and exercisable in eight equal installments beginning on each quarter after September 30, 2010.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

21	Share-based Compensation (continued)

A summary of share option plan activity for these options during the year ended September 30, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2011	100,000	$2.43
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2012	100,000	$2.43	5.0 years	$-

Exercisable as of September 30, 2012	50,000	$2.43	5.0 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2012 (US$0.61) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on April 8, 2010 was US$1.41 per share. The Company recorded non-cash share-based compensation expense of US$47,842 and US$35,445 for the years ended September 30, 2011 and 2012, respectively in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of September 30, 2012, there were unrecognized compensation costs of US$8,703 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.8 years.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

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

A summary of share option plan activity for these options during the year ended September 30, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)
Outstanding as of October 1, 2011	160,800	$1.28

Exercised	-	-
Forfeited	160,800	-
Cancelled	-	-

Outstanding as of September 30, 2012	-	$-	-	$-

Exercisable as of September 30, 2012	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2012 (US$0.61) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 26, 2011 was US$0.65 per share. The Company recorded non-cash share-based compensation expense of US$32,044 and US$44,602 for the years ended September 30, 2011and 2012, respectively in respect of share options granted on May 26, 2011, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on May 26, 2011 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	50.90%
Expected dividends	Nil
Expected life	6.0 years
Risk-free interest rate	3.06%

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

21	Share-based Compensation (continued)

As of September 30, 2012, there were no unrecognized compensation costs related to the above non-vested share options.

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

The Company recorded non-cash share-based compensation expense of US$6,854 for the years ended September 30, 2011, in respect of the restricted shares granted in July 1, 2010, which was allocated to general and administrative expenses.

The first and second 25% of the restricted shares were already issued as fully paid shares of common stock to the Company’s three independent directors on August 4, 2010 and October 6, 2010. According to the resolution of Compensation Committee on December 28, 2010, the third and fourth 25% of the restricted shares were cancelled. As of September 30, 2012, there were no unrecognized compensation costs associated with these restricted shares granted to non-employee directors.

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

The Company recorded non-cash share-based compensation expense of US$300,890 and US$175,524 for the year ended September 30, 2011 and 2012 respectively in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of September 30, 2012, there were unrecognized stock-based compensation costs of US$114,696 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 1.3 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the years ended September 30, 2011 and 2012.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

22	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts receivable, other receivables, short-term bank loans, long-term bank loans, other loan-term loan, other long-term payable, accounts and bills payable and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest.

23	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2011 and 2012, the Company had the following contracted capital commitments:

	2011	2012
For construction of buildings	$7,847,376	$10,820,593
For purchases of equipment	3,511,966	3,630,112
	$11,359,342	$14,450,705

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

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. As of September 30, 2012, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau, there is a risk that the land use rights certificate relating to the Company’s Tianjin facility will become invalid. However, management believes that this possibility, while present, is remote.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

23	Commitments and Contingencies (continued)

(ii)	Land Use Rights and Property Ownership Certificate (continued)

Pursuant to the land use rights certificate that the Company obtained relating to the Research and Development Test Centre to be constructed in Shenzhen, the Company must complete at least 25% of the construction of the Research and Development Test Centre by September 30, 2008. On November 11, 2008 and May 27, 2009, the Company has signed two supplemental agreements with the Shenzhen government to increase the dimensions of the Research and Development Test Centre. According to the supplement agreements, the Company is required to complete the construction by May 6, 2011. According to the property ownership and land use rights certificate, such rights may not be pledged without the approval of the relevant government office. The Company is required to pledge its property ownership and land use rights certificate in relation to the Research and Development Test Centre to China Development Bank according to the loan agreement entered into with it. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank. As of September 30, 2012, the Company has not obtained the related property ownership certificate.

On August 20, 2010, the Company purchased the insurance for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for the Company’s manufacturing facilities at BAK Industrial Park is RMB550,000,000 (approximately $82.2 million) for the period from August 26, 2010 to March 26, 2012. On March 26, 2012, the Company purchased the new insurance for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for the Company’s manufacturing facilities at BAK Industrial Park is RMB663,612,000 (approximately $105.4 million) for the period from March 27, 2012 to July 26, 2013.

On July 2, 2010, the Company purchased insurance for its manufacturing facilities in Tianjin, China. Under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for the Company’s manufacturing facilities in Tianjin is RMB220,991,420 (approximately US$33.0 million) for the period from July 2, 2010 to July 2, 2011. The Company purchased another insurance, upon the expiry of this insurance, under the insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for Company’s manufacturing facilities in Tianjin is RMB329,666,477 (approximately US$51.6 million) for the period from July 2, 2011 to July 2, 2012. Upon the expiry of this insurance, the Company had new insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for Company’s manufacturing facilities in Tianjin is RMB260,142,199 (approximately US$40.9 million) for the period from July 2, 2012 to July 2, 2013.

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
As of September 30, 2011 and 2012 (continued)

23	Commitments and Contingencies (continued)

(iii)	Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	2011	2012

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,349,514	$2,386,369
Guaranteed for Tianjin Huaxiahongyuan Ltd. - a non-related party	-	2,386,369
Guaranteed for Shanghai Global Children Products Co. Ltd. - a non-related party	1,566,342	-
Guaranteed for Shenzhen Yasu Technology Co. Ltd. - a non-related party	9,398,055	9,545,476
Guaranteed for Shenzhen Langjin Technology Development Co. Ltd. - a non-related party	-	9,545,476

	$13,313,911	$23,863,690

The Company has also guaranteed the loans of a related party under the common control of Mr. Xiangqian Li in the amount of approximately US$7.8 million and US$11.2 million as of September 30, 2011 and 2012, respectively.

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of September 30, 2012.

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

The Company's outstanding discounted and transferred bills as of September 30, 2011 and 2012 are summarized as follows:

	2011	2012
Bank acceptance bills	$2,049,540	$21,962,849

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

24	Significant Concentrations

(a)	Customers and Credit Concentrations

No customer individually comprised 10% or more of net revenue for the years ended September 30, 2011 and 2012.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2011 and 2012, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

25 Segment Information

The Company currently engages in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the years ended September 30, 2011 and 2012 were as follows:

Net revenues by product:

	2011		2012
		%		%

Aluminum-case cell	$94,380,133	43.11	$76,217,328	37.06
Battery pack	55,130,708	25.18	55,319,855	26.90
Steel-case cell	-	-	-	-
Cylindrical cells	53,162,337	24.28	45,336,173	22.04
Lithium polymer cells	10,166,728	4.64	18,325,826	8.91
High-power lithium battery cells	6,112,818	2.79	10,471,764	5.09

	$218,952,724	100.00	$205,670,946	100.00

Net revenues by geographic area:

	2011		2012
		%		%

PRC Mainland	$152,703,440	69.74	$148,832,710	72.36
PRC Taiwan	39,003,835	17.81	24,101,759	11.72
Hong Kong, China	8,331,020	3.81	11,718,643	5.70
India	14,306,481	6.54	9,875,823	4.80
United States of America	-	-	-	-
Others*	4,607,948	2.10	11,142,011	5.42
Total	$218,952,724	100.00	$205,670,946	100.00

* Includes the Middle East, Italy, Germany and Turkey.

Substantially all of the Company’s long-lived assets are located in the PRC.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2011 and 2012 (continued)

26	China BAK Battery, Inc. (Parent Company)

Under PRC regulations, Shenzhen BAK, BAK Electronics and BAK Tianjin may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, Shenzhen BAK, BAK Electronics and BAK Tianjin are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of September 30, 2012, additional transfers of US$81,866,049 were required before the statutory general reserve reached 50% of the registered capital of Shenzhen BAK, BAK Electronics and BAK Tianjin. As of September 30, 2012, US$7,645,303 has been appropriated from retained earnings and set aside for statutory general reserves by Shenzhen BAK and BAK Electronics. BAK Tianjin did not have after-tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of September 30, 2012.

As of September 30, 2012, the amount of restricted net assets of Shenzhen BAK, BAK Electronics and BAK Tianjin, which may not be transferred to the Company in the forms of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 5% of the Company’s consolidated net assets as discussed above. In addition, the current foreign exchange control policies applicable in the PRC also restrict the transfer of assets on dividends outside the PRC.

27	Subsequent Events

On October 26, 2012, the Company filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes with the Nevada Secretary of State to effect a one (1) -for- five (5) reverse stock split of the authorized and issued and outstanding common stock, par value $0.001 per share, of the Company ("Common Stock"). The reverse stock split was effective at the market opening on October 26, 2012, at which time the Company's Common Stock had began trading on the NASDAQ Stock Market on a split-adjusted basis. The Company's Common Stock continued to trade under the symbol "CBAK" but under a new CUSIP number 16936Y209.

The Company implemented the reverse stock split to regain compliance with NASDAQ continued listing standards. Following the reverse stock split, the Company has approximately 12.8 million shares of Common Stock issued and outstanding. In addition, the number of total authorized shares of Common Stock has been reduced to 20 million shares.

The management has evaluated all other events or transactions that occurred through the date the consolidated financial statements were issued and has determined that there were no other material recognizable nor subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 31, 2012

CHINA BAK BATTERY, INC.

By:	/s/ Xiangqian Li
Xiangqian Li
Chief Executive Officer and Interim Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangqian Li	Chairman, Chief Executive Officer and Interim Chief Financial Officer	December 31, 2012
(Principal Executive Officer, Principal Financial and
Xiangqian Li	Accounting Officer)

/s/ Huanyu Mao	Director	December 31, 2012
Huanyu Mao

/s/ Chunzhi Zhang	Director	December 31, 2012
Chunzhi Zhang

/s/ Charlene Spoede Budd	Director	December 31, 2012
Charlene Spoede Budd

/s/ Martha C. Agee	Director	December 31, 2012
Martha C. Ageed