Form 10-Q
period 2012-12-31
CHINA BAK BATTERY INC
filed 2013-02-14
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 12, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,619,597

CHINA BAK BATTERY, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4.	Controls and Procedures.	14

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.	16
Item 1A.	Risk Factors.	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures.	16
Item 5.	Other Information.	16
Item 6.	Exhibits	16

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

Contents	Page(s)
Condensed Interim Consolidated Balance Sheets as of September 30, 2012 and December 31, 2012 (unaudited)	F-1 - F-2
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2012 and 2011 (unaudited)	F-3
Condensed Interim Consolidated Statements of Shareholders’ Equity for the three months ended December 31, 2012 and 2011 (unaudited)	F-4
Condensed Interim Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011 (unaudited)	F-5 - F-6
Notes to the Condensed Interim Consolidated Financial Statements (unaudited)	F-7 - F-28

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Condensed interim consolidated balance sheets
As of September 30, 2012 and December 31, 2012
(In US$)

		September 30,	December 31,
	Note	2012	2012
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$9,271,633	$9,289,093
Pledged deposits	2	5,510,198	4,938,696
Trade accounts receivable, net	3	77,449,591	62,768,281
Inventories, net	4	65,383,829	60,567,344
Prepayments and other receivables, net	5	7,707,546	8,410,698
Deferred tax assets, net		4,000,043	4,034,963

Total current assets		169,322,840	150,009,075

Property, plant and equipment, net	6	238,757,895	256,086,234
Lease prepayments, net		32,503,861	32,601,149
Intangible assets, net		628,063	756,196
Deferred tax assets, net		1,736,981	1,752,145

Total assets		$442,949,640	$441,204,799

See accompanying notes to the condensed interim consolidated financial statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Condensed interim consolidated balance sheets
As of September 30, 2012 and December 31, 2012 (continued)
(In US$)

		September 30,	December 31,
	Note	2012	2012
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$151,381,787	$157,412,855
Accounts and bills payable		143,745,009	136,677,182
Obligations arising from loan guarantees	10	-	7,382,087
Accrued expenses and other payables	10	25,960,431	34,682,831

Total current liabilities		321,087,227	336,154,955

Long-term bank loans, less current maturities	8	23,656,458	22,258,181
Other long-term loans	9	7,586,776	7,653,010
Deferred revenue	11	7,699,842	7,681,967
Other long-term payables	12	10,364,372	19,058,981
Deferred tax liabilities		759,394	766,023

Total liabilities		371,154,069	393,573,117

Commitments and contingencies	16

Shareholders’ equity
Common stock US$ 0.001 par value;
20,000,000 authorized; 12,763,803 and 12,763,269 issued and outstanding as of September 30, 2012 and December 31, 2012, respectively		12,763	12,763
Donated shares		14,101,689	14,101,689
Additional paid-in capital		126,990,611	127,111,657
Statutory reserves		7,786,157	7,786,157
Accumulated deficit		(110,358,489)	(135,583,407)
Accumulated other comprehensive income		37,329,450	38,269,433
		75,862,181	51,698,292
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		71,795,571	47,631,682

Total liabilities and shareholders’ equity		$442,949,640	$441,204,799

See accompanying notes to the condensed interim consolidated financial statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Condensed interim consolidated statements of operations and comprehensive loss
For the three months ended December 31, 2011 and 2012
(Unaudited)
(In US$ except for number of shares)

	Three months ended December 31,
	2011	2012

Net revenues	$71,754,957	$63,732,361
Cost of revenues	(57,723,757)	(67,971,371)
Gross profit / (loss)	14,031,200	(4,239,010)
Operating expenses:
Research and development expenses	(1,244,152)	(1,567,032)
Sales and marketing expenses	(1,957,670)	(2,188,015)
General and administrative expenses	(5,789,276)	(7,089,173)
Impairment charge on property, plant and equipment	(2,707,686)	-
Total operating expenses	(11,698,784)	(10,844,220)
Operating income/(loss)	2,332,416	(15,083,230)
Finance costs, net	(2,882,729)	(2,734,119)
Loss arising from loan guarantees	-	(7,360,706)
Government grant income	824,687	103,091
Other income/(expenses)	19,882	(117,948)
Income/(loss) before income taxes	294,256	(25,192,912)
Income tax expenses	(2,114,010)	(32,006)
Net loss	$(1,819,754)	$(25,224,918)

Net loss	$(1,819,754)	$(25,224,918)
Other comprehensive income
- Foreign currency translation adjustment	1,791,087	939,983
Comprehensive loss	$(28,667)	$(24,284,935)

Net loss per share:
- Basic	$(0.14)	$(2.00)
- Diluted	$(0.14)	$(2.00)

Weighted average number of shares of common stock:
- Basic	12,619,049	12,619,597
- Diluted	12,619,049	12,619,597

See accompanying notes to the condensed interim consolidated financial statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Condensed interim consolidated statements of shareholders’ equity
For the three months ended December 31, 2011 and 2012
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Shares of common stock			Additional			other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	Accumulated	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	deficit	income	shares	Amount	equity
Balance as of October 1, 2011	12,763,255	$12,763	$14,101,689	$126,186,526	$7,645,303	$(44,410,240)	$35,804,409	(144,206)	$(4,066,610)	$135,273,840

Net loss	-	-	-	-	-	(1,819,754)	-	-	-	(1,819,754)
Share-based compensation for employee stock awards	-	-	-	255,477	-	-	-	-	-	255,477
Appropriation to statutory reserves	-	-	-	-	140,854	(140,854)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,791,087	-	-	1,791,087
Balance as of December 31, 2011	12,763,255	$12,763	$14,101,689	$126,442,003	$7,786,157	$(46,370,848)	$37,595,496	(144,206)	$(4,066,610)	$135,500,650
Balance as of October 1, 2012	12,763,269	$12,763	$14,101,689	$126,990,611	$7,786,157	$(110,358,489)	$37,329,450	(144,206)	$(4,066,610)	$71,795,571

Net loss	-	-	-	-	-	(25,224,918)	-	-	-	(25,224,918)
Share-based compensation for employee stock awards	-	-	-	121,046	-	-	-	-	-	121,046
Rounding difference on reverse stock split	534
Foreign currency translation adjustment	-	-	-	-	-	-	939,983	-	-	939,983
Balance as of December 31, 2012	12,763,803	$12,763	$14,101,689	$127,111,657	$7,786,157	$(135,583,407)	$38,269,433	(144,206)	$(4,066,610)	$47,631,682

See accompanying notes to the condensed interim consolidated financial statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Condensed interim consolidated statements of cash flows
For the three months ended December 31, 2011 and 2012
(Unaudited)
(In US$)

	Three months ended December 31,
	2011	2012
Cash flows from operating activities
Net loss	$(1,819,754)	$(25,224,918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,178,125	5,136,373
Provision for doubtful debts	1,053,939	3,259,234
Recovery of obsolete inventories	(321,636)	(710,827)
Impairment charge	2,707,686	-
Loss arising from loan guarentees	-	7,360,706
Share-based compensation	255,477	121,046
Deferred income taxes	2,110,627	-
Deferred revenue	(62,939)	(84,849)
Exchange loss	164,869	198,290

Changes in operating assets and liabilities:
Trade accounts receivable	(20,225,712)	11,969,900
Inventories	12,688,338	6,062,969
Prepayments and other receivables	(2,003,045)	(577,170)
Accounts and bills payable	(1,027,864)	(7,737,665)
Accrued expenses and other payables	6,947,805	6,139,621
Net cash provided by operating activities	5,645,916	5,912,710

Cash flows from investing activities
Decrease in pledged deposits	807,608	617,736
Purchases of property, plant and equipment	(3,777,916)	(10,407,244)
Purchases of intangible assets	(463,779)	(155,112)
Net cash used in investing activities	$(3,434,087)	$(9,944,620)

See accompanying notes to the condensed interim consolidated financial statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Condensed interim consolidated statements of cash flows
For the three months ended December 31, 2011 and 2012 (continued)
(Unaudited)
(In US$)

	Three months ended December 31,
	2011	2012
Cash flows from financing activities
Proceeds from borrowings	$37,817,913	$36,812,185
Repayment of borrowings	(59,074,742)	(33,702,852)
Loans from related parties	-	862,854
Net cash (used in)/provided by financing activities	(21,256,829)	3,972,187

Effect of exchange rate changes on cash and cash equivalents	61,539	77,183
Net increase in cash and cash equivalents	(18,983,461)	17,460
Cash and cash equivalents at the beginning of period	24,858,239	9,271,633
Cash and cash equivalents at the end of period	$5,874,778	$9,289,093
Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to banks	$4,827,214	$35,818,355
Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$2,663,769	$2,471,858

See accompanying notes to the condensed interim consolidated financial statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012
(In US$ except for number of shares)
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

Basis of Presentation and Organization

As of December 31, 2012, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008; and viii) Tianjin Meicai New Materials Technology Co., Ltd. (“Tianjin Meicai”), a wholly owned limited liability company established on February 22, 2011 in the PRC. As of December 31, 2012, BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of $99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International was required to contribute $20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. An extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately $20,000,000 capital to BAK Tianjin. The remaining $79,990,000 was originally required to be fully contributed no later than December 11, 2008 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2009. On November 16, 2009, BAK International contributed approximately $9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was $29,000,000. The remaining $70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 2012. In August 2011, BAK International contributed approximately $21,000,000 capital to BAK Tianjin and as of September 30, 2011 and September 30, 2012, the total contribution from BAK International was $50,000,000. On September 17, 2012, BAK Tianjin issued an application with respect to the decrease of capital from $99,990,000 to $50,000,000. On November 27, 2012 the Business Administration Bureau of Beichen District, Tianjin, approved the request of BAK Tianjin’s capital reduction. According to the approval, the BAK Tianjin’s aggregate investment still keeps at $99,990,000 while the registered capital was reduced to $50,000,000. BAK Tianjin is principally engaged in the manufacture of larger lithium ion batteries for use in cordless power tools and various types of vehicles.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

1 Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On November 6, 2004, BAK International, a non-operating holding company that had substantially the same shareholders as Shenzhen BAK, entered into a share swap transaction with the shareholders of Shenzhen BAK for the purpose of the subsequent reverse acquisition of the Company as described below. Pursuant to the terms of the share swap transaction, BAK International acquired all of the outstanding shares of Shenzhen BAK for $11.5 million in cash, while the shareholders of Shenzhen BAK acquired substantially all of the outstanding shares of BAK International for $11.5 million in cash. As a result, Shenzhen BAK became a wholly-owned subsidiary of BAK International. After the share swap transaction was completed, there were 31,225,642 shares of BAK International stock outstanding, exactly the same as the number of shares of capital stock of Shenzhen BAK that had been outstanding immediately prior to the share swap, and the shareholders of BAK International were substantially the same as the shareholders of Shenzhen BAK prior to the share swap. Consequently, the share swap transaction between BAK International and the shareholders of Shenzhen BAK was accounted for as a reverse acquisition of Shenzhen BAK with no adjustment to the historical basis of the assets and liabilities of Shenzhen BAK.

On January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International. The share swap transaction, also referred to as the “reverse acquisition” of the Company, was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement entered by and among China BAK, BAK International and the shareholders of BAK International on January 20, 2005. Pursuant to the Securities Exchange Agreement, the Company issued 7,965,215 shares of common stock, par value $0.001 per share, to the shareholders of BAK International (including 6,245,128 shares to the original shareholders and 1,720,087 shares to new investors who had purchased shares in the private placement described below), representing approximately 97.2% of the Company’s post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International.

The share swap transaction has been accounted for as a capital-raising transaction of the Company whereby the historical financial statements and operations of Shenzhen BAK are consolidated using historical carrying amounts. The 230,492 shares of China BAK outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $1,672.

Also on January 20, 2005, immediately prior to consummating the share swap transaction, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 1,720,087 shares of common stock for gross proceeds of $17,000,000. In conjunction with this financing, Mr. Xiangqian Li, the Chairman and Chief Executive Officer of the Company, agreed to place 435,910 shares of the Company's common stock owned by him into an escrow account pursuant to an Escrow Agreement dated January 20, 2005 (the “Escrow Agreement”). Pursuant to the Escrow Agreement, 50% of the escrowed shares were to be released to the investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2005 was not at least $12,000,000, and the remaining 50% were to be released to investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2006 was not at least $27,000,000. If the audited net income of the Company for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 435,910 shares would be released to Mr. Xiangqian Li in the amount of 50% upon reaching the 2005 target and the remaining 50% upon reaching the 2006 target.

Under accounting principles generally accepted in the United States of America (“US GAAP”), escrow agreements such as the one established by Mr. Xiangqian Li generally constitute compensation if, following attainment of a performance threshold, shares are returned to a company officer. The Company determined that without consideration of the compensation charge, the performance thresholds for the year ended September 30, 2005 would be achieved. However, after consideration of a related compensation charge, the Company determined that such thresholds would not have been achieved. The Company also determined that, even without consideration of a compensation charge, the performance thresholds for the year ended September 30, 2006 would not be achieved. Therefore, no compensation charge was recorded by the Company for the years ended September 30, 2005 and 2006.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

1 Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

While the 217,955 escrow shares relating to the 2005 performance threshold were previously released to Mr. Xiangqian Li, Mr. Xiangqian Li executed a further undertaking on August 21, 2006 to return those shares to the escrow agent for the distribution to the relevant investors. However, such shares were not returned to the escrow agent, but, pursuant to a Delivery of Make Good Shares, Settlement and Release Agreement between the Company, BAK International and Mr. Li entered into on October 22, 2007 (the “Li Settlement Agreement”), such shares were ultimately delivered to the Company as described below. Because the Company failed to satisfy the performance threshold for the fiscal year ended September 30, 2006, the remaining 217,955 escrow shares relating to the fiscal year 2006 performance threshold were released to the relevant investors. As Mr. Li has not retained any of the shares placed into escrow, and as the investors party to the Escrow Agreement are only shareholders of the Company and do not have and are not expected to have any other relationship to the Company, the Company has not recorded a compensation charge for the years ended September 30, 2005 and 2006.

At the time the escrow shares relating to the 2006 performance threshold were transferred to the investors in fiscal year 2007, the Company should have recognized a credit to donated shares and a debit to additional paid-in capital, both of which are elements of shareholders’ equity. This entry is not material because total ordinary shares issued and outstanding, total shareholders’ equity and total assets do not change; nor is there any impact on income or earnings per share. Therefore, previously filed consolidated financial statements for the fiscal year ended September 30, 2007 will not be restated. This share transfer has been reflected in these financial statements by reclassifying the balances of certain items as of October 1, 2007. The balances of donated shares and additional paid-in capital as of October 1, 2007 were credited and debited by $7,955,358 respectively, as set out in the consolidated statements of shareholders’ equity.

In November 2007, Mr. Xiangqian Li delivered the 217,955 shares related to the 2005 performance threshold to BAK International pursuant to the Li Settlement Agreement; BAK International in turn delivered the shares to the Company. Such shares (other than those issued to investors pursuant to the 2008 Settlement Agreements, as described below) are now held by the Company. Upon receipt of these shares, the Company and BAK International released all claims and causes of action against Mr. Xiangqian Li regarding the shares, and Mr. Xiangqian Li released all claims and causes of action against the Company and BAK International regarding the shares. Under the terms of the Li Settlement Agreement, the Company commenced negotiations with the investors who participated in the Company’s January 2005 private placement in order to achieve a complete settlement of BAK International’s obligations (and the Company’s obligations to the extent it has any) under the applicable agreements with such investors.

Beginning on March 13, 2008, the Company has entered into settlement agreements (the “2008 Settlement Agreements”) with certain investors in the January 2005 private placement.

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of December 31, 2012 amounted to 73,749 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

On October 26, 2012, the Company effected a 1-for-5 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock. All common share and per share amount, and exercise prices of common stock options disclosed herein and in the accompanying consolidated unaudited financial statements have been retroactively restated to reflect the reverse stock split.

The Company’s condensed interim consolidated financial statements have been prepared under accounting principles generally accepted in the United States of America (“US GAAP”).

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

1 Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of September 30, 2012, which was derived from the Company’s audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company for the year ended September 30, 2012.

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

The Company has a working capital deficiency, accumulated deficit from recurring net losses incurred for the current period and prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2012 and for the three months ended December 31, 2012. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The Company accordingly has continued to develop a strategic plan (the “Turnaround Plan”). Under the Turnaround Plan, the Company will expand OEM market with new marketing strategies to increase revenue. At the same time, the Company will continue implementing cost reductions on both manufacturing costs and operating expenses to improve profit margins as well as reducing receivables outstanding through stronger credit controls. Under the Turnaround Plan, the Company expects to obtain government grant income with respect to the R&D project “key materials, Battery and Battery Pack for use in Electric Vehicles” which was selected into the National Support List for the New-Energy Vehicle Industry Innovation Program. Also, the Company expects to complete the construction of the new corporate campus (Note 6) in third quarter of 2013 and receive rental income from leasing of premises of the new corporate campus not occupied by the Company for its own use, beginning in third quarter for the fiscal year of 2013, which will generate further positive cash flows to the Company’s operating activities.

The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to the Company’s ability to continue as a going concern.

The reporting currency of the Company is the United States dollar (“US dollar”). The financial records of the Company’s PRC operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. The financial records of the Company’s subsidiaries established in other countries are maintained in their local currencies. Assets and liabilities are translated from each subsidiary’s to the reporting currency at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expenses items are translated using the average rate for the period. The translation adjustments are recorded in accumulated other comprehensive income under shareholders’ equity. Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are remeasured into the applicable functional currencies at historical exchange rates. Transactions in currencies other than the applicable functional currencies during the period are converted into the functional currencies at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the consolidated statements of operations and comprehensive loss.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

1 Principal Activities, Basis of Presentation and Organization (continued)

Reclassifications

In presenting the Company’s condensed interim consolidated statement of cashflows for the three months ended December 31, 2011, the Company presented $807,608 of cash flows from pledged deposits as financing cash flows. In presenting the Company’s condensed interim consolidated statement of cashflows for the three months ended December 31, 2012, the Company has reclassified cash flows from pledged deposits as investing cash flows.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02 on impairment testing for indefinite-lived intangible assets. This ASU amends FASB Codification Topic 350, Intangibles-Goodwill and Other, to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired then, the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this ASU update has no material impact on the Company’s condensed interim consolidated financial statements.

In February, 2013, the FASB issued ASU 2013-02 that addresses the reporting of reclassifications out of accumulated other comprehensive income. This ASU clarifies FASB Codification Topic 220, Comprehensive Income, and requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the net income line items affected if the amount is required under US GAAP to be reclassified in its entirety to net income in the same reporting period. Amounts not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail about those amounts. These amendments are effective for reporting periods beginning after December 15, 2013. Because the only significant amounts in the Company’s accumulated other comprehensive income relate to foreign exchange translations, the Company does not expect to be affected materially by this standard in the foreseeable future.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

2 Pledged Deposits

Pledged deposits as of September 30, 2012 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2012	2012
Pledged deposits with banks for:
Construction payable	$129,768	$-
Bills payable	5,380,430	4,938,696
	$5,510,198	$4,938,696

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3 Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2012 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2012	2012

Trade accounts receivable	$107,781,638	$98,240,866
Less: Allowance for doubtful accounts	(33,244,428)	(36,862,486)
	74,537,210	61,378,380
Bills receivable	2,912,381	1,389,901
	$77,449,591	$62,768,281

An analysis of the allowance for doubtful accounts for the three months ended December 31, 2011 and 2012 is as follows:

	Three months ended December 31,
	2011	2012

Balance at beginning of period	$26,494,550	$33,244,428
Allowance for the period	498,325	3,318,192
Foreign exchange adjustment	334,613	299,866

Balance at end of period	$27,327,488	$36,862,486

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

4 Inventories, net

Inventories as of September 30, 2012 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2012	2012

Raw materials	$24,358,840	$21,830,170
Work-in-progress	13,912,685	15,622,544
Finished goods	39,531,622	34,929,477

	77,803,147	72,382,191
Provision for obsolete inventories	(12,419,318)	(11,814,847)

	$65,383,829	$60,567,344

Part of the Company’s inventories with carrying value of $23,863,691 and $24,072,024 as of September 30, 2012 and December 31, 2012, respectively, was pledged as collateral under certain loan agreements (see Note 7).

An analysis of provision for obsolete inventories for the three months ended December 31, 2011 and 2012 is as follows:

	Three months ended December 31,
	2011	2012

Balance at beginning of period	$7,125,699	$12,419,318
Provision for the period	84,677	-
Reversal for the period	(370,416)	(710,827)
Foreign exchange adjustment	50,499	106,356

Balance at end of period	$6,890,459	$11,814,847

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

5 Prepayments and Other Receivables, net

Prepayments and other receivables as of September 30, 2012 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2012	2012

Prepayments for raw materials and others	$4,458,058	$4,803,446
Staff advance and prepayment for operating purpose	4,554,817	4,864,847
	9,012,875	9,668,293

Less: Allowance for doubtful accounts	(1,305,329)	(1,257,595)

	$7,707,546	$8,410,698

An analysis of the allowance for doubtful accounts for the three months ended December 31, 2011 and 2012 is as follows:

	Three months ended December 31,
	2011	2012

Balance at beginning of period	$694,587	$1,305,329
Allowance (Reversal) for the period	555,615	(58,958)
Foreign exchange adjustment	13,057	11,224

Balance at end of period	$1,263,259	$1,257,595

6 Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2012 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2012	2012
Buildings	$129,998,425	$131,373,702
Machinery and equipment	171,393,610	173,443,639
Office equipment	2,624,137	2,652,676
Motor vehicles	1,486,337	1,486,007
	305,502,509	308,956,024
Accumulated depreciation	(102,766,292)	(108,354,523)
Construction in progress	52,442,114	71,062,739
Prepayment for acquisition of property, plant and equipment	1,717,991	2,718,771
Net book value	256,896,322	274,383,011

Impairment charge	(18,138,427)	(18,296,777)

Carrying amount	$238,757,895	$256,086,234

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

6 Property, Plant and Equipment, net (continued)

(i) Depreciation expense for the three months ended December 31, 2011 and 2012 is included in the condensed interim consolidated statements of operations and comprehensive loss as follows:

	Three months ended December 31,
	2011	2012
Cost of revenues	$3,708,478	$3,941,806
Research and development expenses	140,347	136,717
Sales and marketing expenses	43,765	32,582
General and administrative expenses	822,382	806,665
	$4,714,972	$4,917,770

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and a Research and Development Test Centre.

For the three months ended December 31, 2011 and 2012, the Company capitalized interest of $124,854 and $709,860 respectively to the cost of construction in progress.

(iii) Pledged Property, Plant and Equipment and Lease Prepayments

As of September 30, 2012 and December 31, 2012, machinery and equipment with net book value of $47,255,604 and $45,722,332 (Note 7), and buildings construction in progress and lease prepayments with a net book value of $112,060,281 and $112,217,714, respectively, were pledged as collateral under certain loan arrangements (Notes 7 and 8).

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

7 Short-term Bank Loans

As of September 30, 2012 and December 31, 2012, the Company had several short-term bank loans with aggregate outstanding balances of $151,381,787 and $157,412,855, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 6% to 7.216% per annum, and had maturity dates ranging from 6 to 12 months. The loans are guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor. These facilities were also secured by the Company’s assets with the following carrying values:

	September 30,	December 31,
	2012	2012

Inventories (Note 4)	$23,863,691	$24,072,024
Machinery and equipment, net (Note 6)	47,255,604	45,722,332
Buildings and construction in progress (Note 6)	90,823,461	90,974,511
Lease prepayments, net (Note 6)	4,919,301	4,876,727
	$166,862,057	$165,645,594

As of December 31, 2012, the Company had pledged the buildings and land use rights certificate with a carrying amount of $107,340,987 in relation to the land on which Shenzhen BAK’s corporate campus had been constructed for short-term bank loans amounting to $64,192,063 borrowed from Shenzhen Eastern Branch, Agricultural Bank of China.

8 Long-term Bank Loans

As of September 30, 2012 and December 31, 2012, the Company had long-term bank loans of $23,656,458 and $22,258,181, respectively. As of December 31, 2012, the entire loan amount was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 7.403% per annum.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) secured by the property ownership and land use rights certificate relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. The net book value of the secured lease prepayments were $16,366,476, (Note 6) as of December 31, 2012.

F-16

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

8 Long-term Bank Loans (continued)

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of December 31, 2012 are as follows:

Payable within fiscal year ending September 30,
- 2013	$-
- 2014	-
- 2015	-
- 2016	17,204,405
- 2017	5,053,776
$22,258,181

9 Other Long-term loans

As of December 31, 2012, the Company had interest-free advances of $2,517,644 from Tianjin Aifuyi Auto Parts. Co., Ltd and $5,135,366 from Tianjin Zhantuo International Trading Co., Ltd. Both companies are unrelated parties of the Company. The loans are non interest bearing, repayable by 2014 and unsecured except for the loan from Tianjin Zhantuo International Trading Co., Ltd. which was secured by the Company’s land use rights with a carrying amount of $5,087,131 (RMB31.6 million) as of December 31, 2012.

The aggregate maturities of other long-term loans as of December 31, 2012 are as follows:

Payable within fiscal year ending September 30,
- 2013	$-
- 2014	7,653,010
- 2015 and thereafter	-
$7,653,010

10 Accrued expenses and other payable and Obligations arising from loan guarantees

(a) Accrued expenses and other payables

In 2012, the Company obtained interest-free loans from related parties which are under the common control of Mr. Xiangqian Li. These loans are payable upon demand. As of September 30, 2012 and December 31, 2012, outstanding loans amounted to approximately $1,224,000 and $2,181,000 respectively.

(b) Obligations arising from loan guarantees

As of December 31, 2012, the Company provided guarantees for the bank loans of unrelated parties (Note 16(iii)). On January 5, 2013, Agricultural Bank of China informed the Company that Shenzhen Langjin Technology Co., Ltd. had defaulted on the loan guaranteed by China BAK and two other companies, and demanded full payment from China BAK. The Company has made a partial payment of RMB16,000,000 ($2,567,683) on January 30, 2013 and is in the process of negotiating a one-month payment extension for the remaining amount of RMB30,000,000 ($4,814,404). The Company expects to pay the remaining amount in March 2013. A loss of RMB46,000,000 ($7,360,706) was recognized in the three months ended December 31, 2012. No default was noted on the other loans guaranteed by the Company.

11 Deferred Revenue

Deferred revenue represents a government grant of subsidy for the additional cost of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful life of the depreciable facilities constructed thereon of 35 years.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

12 Other Long-term Payables

Other long-term payables as of September 30, 2012 and December 31, 2012 include a government subsidy of approximately $7,500,000 received for the Company’s automated high-power lithium battery project from the National Development and Reform Commission and the Ministry of Industry and Information Technology. During this quarter, the company also obtained interest-free loans approximately $8 million from Tianjin Zhantuo International Trading Co., Ltd., an unrelated third party. The loans will be matured in December 2014.

13 Share-based Compensation

(i) Options

The Company grants share options to officers and employees and restricted shares of common stock to its non-employee directors as rewards for their services.

Stock Option Plan

In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan (the “Plan”). The Plan originally authorized the issuance of up to 800,000 shares of the Company’s common stock, pursuant to stock options granted under the Plan, or as grants of restricted stock. The exercise price of options granted pursuant to the Plan must be at least equal to the fair market value of the Company’s common stock at the date of the grant. Fair market value is determined at the discretion of the designated committee on the basis of reported sales prices for the Company’s common stock over a ten-business-day period ending on the grant date. The Plan will terminate on May 16, 2055. On July 28, 2008, the Company’s stockholders approved certain amendments to the Plan, including an amendment increasing the total number of shares available for issuance under the Plan to 1,600,000.

Pursuant to the Plan, the Company granted options to purchase 400,000 shares of common stock with an exercise price of $31.25 per share and a contractual life of 6 years on May 16, 2005. In accordance with the vesting provisions of the grants, the options became vested and exercisable under the following schedule:

	Percentage of	Initial
Number of Shares	Options Issued	Vesting Date
160,000	40%	July 1, 2007
120,000	30%	January 1, 2008
120,000	30%	July 1, 2008
400,000	100%

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

13 Share-based Compensation (continued)

Subsequent to the grant date, options to purchase 40,000 shares of common stock were forfeited because the optionees terminated their employment with the Company. In addition, on September 28, 2006, options to purchase a total of 280,000 shares of common stock were cancelled pursuant to the Termination and Release Agreements signed on that day.

Pursuant to the Plan, the Company also granted options to purchase 300,300 shares of the Company’s common stock with a weighted-average exercise price of $16.45 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from March 31, 2007 to February 9, 2012 according to each employee’s respective agreement.

A summary of share option plan activity for these options during the three months ended December 31, 2012 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2012	121,000	$16.45
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2012	121,000	$16.45	0.82years	$-

Exercisable as of December 31, 2012	121,000	$16.45	0.82 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2012 ($1.59) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was $10.75 per share. Non-cash share-based compensation expense has been fully recorded at end of September 30, 2011. No non-cash share-based compensation expense was recorded for the three months ended December 31, 2011 and 2012 respectively.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of December 31, 2012, there were no unrecognized compensation costs related to non-vested share options.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

13 Share-based Compensation (continued)

Pursuant to the Plan, the Company also granted options to purchase 72,000 shares of common stock with an exercise price of $21.5 per share with a contractual life of 5 years on January 28, 2008. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from April 28, 2008 to January 28, 2011 according to each employee’s respective agreement.

A summary of share option plan activity for these options during the three months ended December 31, 2012 is presented below:

		Weighted	Weighted average
	Number of	average exercise	remaining	Aggregate intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2012	72,000	$21.50
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2012	72,000	$21.50	0.08 years	$-

Exercisable as of December 31, 2012	72,000	$21.50	0.08 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2012 ($1.59) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was $17.95 per share. The Company has fully recorded the non-cash share-based compensation expense. No non-cash share-based compensation expense was recorded for the three months ended December 31, 2011 and 2012.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of December 31, 2012, there were no unrecognized compensation costs related to non-vested share options.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

13 Share-based Compensation (continued)

On May 29, 2008, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase 216,000 shares of the Company’s common stock to Mr. Xiangqian Li and options to purchase 34,000 shares to five other employees, with an exercise price of $20.9 per share and a contractual life of 5 years. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from September 30, 2008 to May 29, 2012 according to each employee’s respective agreement.

A summary of share option plan activity for these options during the three months ended December 31, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2012	250,000	$20.90
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2012	250,000	$20.90	0.41 years	$-

Exercisable as of December 31, 2012	250,000	$20.90	0.41 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2012 ($1.59) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was $11.80 per share. The Company recorded non-cash share-based compensation expense of $6,308 and nil for the three months ended December 31, 2011 and 2012 respectively, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of December 31, 2012, there were no unrecognized compensation costs related to non-vested share options.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

13 Share-based Compensation (continued)

On June 22, 2009, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase 385,640 shares of the Company’s common stock to certain key employees, officers and consultants with an exercise price of $14.05 per share and a contractual life of 7 years. In accordance with the vesting provisions of the grants, the options will become vested and exercisable over five years in twenty equal quarterly installments on the first day of each fiscal quarter beginning on October 1, 2009.

A summary of share option plan activity for these options during the three months ended December 31, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2011	328,671	$14.05
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2012	328,671	$14.05	3.50 years	$-

Exercisable as of December 31, 2012	230,070	$14.05	3.50 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2012 ($1.59) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was $12.30 per share. The Company recorded non-cash share-based compensation expense of $159,014 and of $86,582 for the three months ended December 31, 2011 and 2012, respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of December 31, 2012, there were unrecognized compensation costs of $237,773 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.75 years.

F-21

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

13 Share-based Compensation (continued)

On June 26, 2009, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase 15,000 shares of the Company’s common stock to certain key management with an exercise price of $16.20 per share and a contractual life of 7 years. In accordance with the vesting provisions of the grants, the options will become vested and exercisable over five years in twenty equal quarterly installments beginning on the first day of each fiscal quarter beginning on October 1, 2009.

A summary of share option plan activity for these options during the three months ended December 31, 2012 is presented below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2011	15,000	$16.20
Exercised	-	-
Forfeited	15,000	-
Cancelled	-	-

Outstanding as of December 31, 2012	-	-	-	-

Exercisable as of December 31, 2012	-	-	-	-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2012 ($1.59) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was $14.30 per share. The Company recorded non-cash share-based compensation expense of $8,709 and $nil for the three months ended December 31, 2011 and 2012 in respect of share options granted on June 26, 2009 which was allocated to research and development expense.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	113.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of December 31, 2012, there were no unrecognized compensation costs related to the above non-vested share options.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

13 Share-based Compensation (continued)

On April 8, 2010, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase 20,000 shares of the Company’s common stock to certain key management with an exercise price of $12.15 per share and a contractual life of 7.5 years. In accordance with the vesting provisions of the grants, the options will become vested and exercisable in eight equal installments beginning on each quarter after September 30, 2010.

A summary of share option plan activity for these options during the three months ended December 31, 2012 is presented below:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	Remaining	intrinsic
	Shares	price per share	contractual Term	value (1)

Outstanding as of October 1, 2011	20,000	$12.15
Exercised	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2012	20,000	$12.15	4.75 years	$-
Exercisable as of December 31, 2012	12,500	$12.15	4.75 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2012 ($1.59) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on April 8, 2010 was $7.05 per share. The Company recorded non-cash share-based compensation expense of $10,516 and $4,510 for the three months ended December 31, 2011 and 2012, respectively, for the share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of December 31, 2012, there were unrecognized compensation costs of $4,193 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.5 years.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

13 Share-based Compensation (continued)

(ii) Restricted Shares

Pursuant to the Plan and in accordance with the China BAK Battery, Inc. Compensation Plan for Non-Employee Directors, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of 100,000 restricted shares to Chief Executive Officer, Mr. Xiangqian Li with a fair value of $14.05 per share on June 22, 2009. In accordance with the vesting schedule of the grant, the restricted shares will vest in twenty equal quarterly installments on the first day of each fiscal quarter beginning on October 1, 2009.

The Company recorded non-cash share-based compensation expense of $54,074 and $29,954 for the three months ended December 31, 2011 and 2012 respectively, for the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of December 31, 2012, there were unrecognized stock-based compensation costs of $84,742 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 1.75 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the three months ended December 31, 2011 and 2012.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

14 Net Loss per Share

Basic net loss per share is based on the net loss for the three months ended December 31, 2012 attributable to equity shareholders of $25,224,918 (2011: $1,819,754) and the weighted average number of shares of common stock of 12,619,597 during the three months ended December 31, 2012 (2011: 12,619,049).

For the three months ended December 31, 2012, the outstanding 791,671 stock options and outstanding 35,000 restricted stock were anti-dilutive and excluded from the calculation of diluted net loss per share.

For the three months ended December 31, 2011, the outstanding 828,631 stock options and outstanding 60,000 restricted stock were anti-dilutive and excluded from the calculation of diluted net loss per share.

15 Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. Certain current assets and current liabilities are financial instruments. Management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rates are equivalent to interest rates currently available. The three levels of valuation hierarchy are defined as follows:

  Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

  Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Measured on non-recurring basis

The Company is required to record assets at fair value on a non-recurring basis in certain circumstances. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For the three months ended December 31, 2012 and 2011, impairment charges of Nil and $2,707,686, respectively, were incurred on the Company’s long-lived assets.

16 Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2012 and December 31, 2012, the Company had the following contracted capital commitments:

	September 30,	December 31,
	2012	2012
For construction of buildings	$10,820,593	$162,887
For purchases of equipment	3,630,112	4,341,086

	$14,450,705	$4,503,973

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

16 Commitments and Contingencies (continued)

(ii) Land Use Rights and Property Ownership Certificate

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company completed the construction of the Tianjin facility before September 30, 2008. In February 5, 2010, the Company completed one part of the industrial campus construction and received the property and land use right certificate, however, the construction in the rest of the land was still not completed. As of December 31, 2012, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau regarding the rest land, there is a risk that the land use rights certificate will become invalid. However, management believes that this possibility, while present, is remote.

Pursuant to the land use rights certificate that the Company obtained relating to the Research and Development Test Centre being constructed in Shenzhen, the Company must complete at least 25% of the construction of the Research and Development Test Centre by September 30, 2008. On November 11, 2008 and May 27, 2009, the Company signed two supplemental agreements with Shenzhen government to increase the dimensions of the Research and Development Test Centre. According to the supplemental agreements, the Company is required to complete the construction by May 6, 2011. According to the property ownership and land use rights certificate, such rights may not be pledged without the approval of the relevant government office. The Company is required to pledge its property ownership and land use rights certificate in relation to the Research and Development Test Centre to China Development Bank according to the loan agreement entered into with it. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank.

On March 26, 2012, the Company purchased insurance for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the new insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities at BAK Industrial Park is RMB663,612,000 (approximately $105.4 million) for the period from March 27, 2012 to July 26, 2013.

On July 2, 2012, upon the expiry of the existing insurance policy for its manufacturing facilities, the Company acquired a new insurance policy from Ping An Property & Casualty Insurance Company of China, Ltd. The insured amount for Company’s manufacturing facilities in Tianjin is RMB260,142,199 (approximately $40.9 million) for the period from July 2, 2012 to July 2, 2013.

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

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares) (
Unaudited)

16 Commitments and Contingencies (continued)

(iii) Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

	September 30,	December 31,
	2012	2012

Guaranteed for Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,386,369	$2,407,202
Guaranteed for Tianjin Huaxiahongyuan Ltd. - a non-related party	2,386,369	2,407,202
Guaranteed for Shenzhen Yasu Technology Co. Ltd. - a non-related party	9,545,476	10,752,170
Guaranteed for Shenzhen Langjin Technology Development Co. Ltd. - a non-related party	9,545,476	9,628,809
	$23,863,690	$25,195,383

The Company has also guaranteed the loans of a related party under the common control of Mr. Xiangqian Li in the amount of $12,950,749 as of December 31, 2012.

Management has assessed the fair values of the obligations arising from the above financial guarantees and consider that they are immaterial to the condensed consolidated financial statements except for an obligation of US$7,382,087 recognized as of December 31, 2012 (Note 10 (b)).

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

The Company's outstanding discounted and transferred bills as of September 30, 2012 and December 31, 2012 are summarized as follows:

	September 30,	December 31,
	2012	2012

Bank acceptance bills	$21,962,849	$35,818,355

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

17 Significant Concentrations

(a) Customers and Credit Concentrations

For the three months ended December 31, 2011 and 2012, the company had only one customer accounted for more than 10% of the Company’s total trade accounts receivable.

	Three months ended December 31
	2011		2012

Jiangsu Huatiantong Technology Limited.	$12,159,409	10.60%	$16,745,642	16.81%

The Company had only one customer that individually comprised 10% or more of net revenue for the three months ended December 31, 2011 and 2012 respectively, as follows:

	Three months ended December 31
	2011		2012

Dongguan Yulong Telecom Technology Co., Ltd.	$371,401	0.52%	$7,600,002	11.92%

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, pledged deposits and trade account receivables. As of September 30, 2012 and December 31, 2012, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012 (continued)
(In US$ except for number of shares)
(Unaudited)

18 Segment Information

The Company currently operates in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. During the three months ended December 31, 2012, the Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell as one line of business. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the three months ended December 31, 2011 and 2012 were as follows:

Net revenues by product:

	Three months ended December 31,
	2011		2012
		%		%

Aluminum-case cell	$34,250,788	47.73	$9,316,537	14.62
Battery pack	20,838,921	29.04	22,436,790	35.21
Cylindrical cells	12,972,890	18.08	19,599,545	30.75
Lithium polymer cells	2,633,669	3.67	6,935,483	10.88
High-power lithium battery cells	1,058,689	1.48	5,444,006	8.54

	$71,754,957	100.00	$63,732,361	100.00

Net revenues by geographic area:

	Three months ended December 31,
	2011		2012
		%		%

PRC Mainland	$58,773,767	81.91	$48,994,581	76.88
PRC Taiwan	6,521,674	9.09	5,808,968	9.12
India	2,534,635	3.53	3,055,888	4.79
Hong Kong, China	2,410,783	3.36	3,997,372	6.27
Others	1,514,098	2.11	1,875,552	2.94

	$71,754,957	100.00	$63,732,361	100.00

Substantially all of the Company’s long-lived assets are located in the PRC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

During the first quarter of fiscal 2013, we continued the implementation of our business plan to expand our lithium-ion polymer and high-power lithium battery production capacity in response to evolving market demands. In particular, we developed and supplied cylindrical cell packs for use in high-capacity public-use electric vehicles as part of a strategic cooperation program for electric vehicle development with a major Taiwan-based automobile manufacturer. We also expanded our prismatic cell production capacity for the smartphone market. During the transition period, we gradually reduced our supply to the replacement market. As a result, we have derived and expect to continue to derive an increasing portion of our revenues from these other products.

We have experienced net losses during the past two fiscal years and for the current quarter ended December 31, 2012. We generated revenues of $63.7 million and $71.8 million for the three months ended December 31, 2012 and 2011, respectively, and net losses of $25.2 million and $1.8 million during the same periods, respectively. However, we believe that our accomplishments to date, as well as our business plan, will yield long-term growth of revenues and positive net income.

To help us finance and expand our operations, we had access to $218.1 million in short-term credit facilities and $24.1 million in long-term credit facilities as of December 31, 2012. As of December 31, 2012, the principal outstanding amounts included short-term bank loans of $157.4 million under credit facilities and long-term bank loans of $22.3 million maturing in over one year, and bills payable of $75.8 million under credit facilities, leaving $32.6 million of short-term funds available under our credit facilities for additional cash needs.

We had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior periods as of December 31, 2012 and significant short-term debt obligations maturing in less than one year. These factors raise substantial doubts about our ability to continue as a going concern. Accordingly, we have continued to develop a strategic plan. Under this plan, we will continue to increase our presence in the OEM market both domestically and internationally with more aggressive marketing strategies to expand and secure our market base. We will also continue to implement measures to reduce both manufacturing costs and operating expenses, improve profit margins as well as reduce receivable turnover days through stronger credit controls.

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of our fiscal year ended September 30, 2013:

  Net revenues: Net revenues decreased by $8.0 million, or 11.2%, to $63.7 million for the three months ended December 31, 2012, from $71.8 million for the same period in 2011.

  Gross loss: Gross loss was $4.2 million for the three months ended December 31, 2012, a change of $18.2 million from gross profit of $14.0 million for the same period in 2011.

  Operating loss: Operating loss was $15.1 million for the three months ended December 31, 2012, a change of $17.4 million from operating income of $2.3 million for the same period in 2011.

  Net loss: Net loss was $25.2 million for the three months ended December 31, 2012, an increase of $23.4 million, or 1,286%, from $1.8 million for the same period in 2011.

  Fully diluted net loss per share: Fully diluted net loss per share was $2.00 for the three months ended December 31, 2012, as compared to $0.14 for the same period in 2011.

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

Sales and marketing expenses. Sales and marketing expenses consist primarily of remuneration for staff involved in selling and marketing efforts, including staff engaged in the packaging of goods for shipment, advertising cost, depreciation, share-based compensation and travel and entertainment expenses. We do not pay slotting fees to retail companies for displaying our products, engaging in cooperative advertising programs, participating in buy-down programs or similar arrangements. No material estimates are required by management to determine our actual marketing or advertising costs for any period.

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

Government grant income. Government grant income for the three months ended December 31, 2012 mainly consisted of receipt of grants to fund certain lithium battery research projects and to subsidize the payment for land use rights of BAK Industrial Park. No present or future obligation arises from the receipt of such amount.

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

Since Shenzhen BAK was acknowledged as a “New and High technology enterprise”, it is entitled to a preferential tax rate of 15% for each of the calendar years 2011, 2012 and 2013. BAK Electronics’ income tax rates were 11% and 24% for calendar years 2010 and 2011, respectively, and starting in calendar year 2012, it was subject to an income tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the calendar year 2012 due to the current tax losses carried forward from calendar years 2010 and 2011. BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses. Our Canadian, German, Indian, and Hong Kong subsidiaries—BAK Canada, BAK Europe, BAK India and BAK International—are subject to profits tax in their respective countries at rates of 38%, 25%, 30%, and 16.5%, respectively. However, because they do not have any assessable income derived from or arising in those countries, they have not paid any such tax.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne. Our imported raw materials that are used for manufacturing exported products and are deposited in bonded warehouses are exempt from import VAT.

Results of Operations

Comparison of Three Months Ended December 31, 2012 and 2011

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended
	December 31,
	2012	2011	Change	% Change
Net revenues	$63,732	$71,755	$(8,023)	(11.2)
Cost of revenues	67,971	57,724	10,247	17.8
Gross (loss) / profit	(4,239)	14,031	(18,270)	(130.2)
Operating expenses:
Research and development expenses	1,567	1,244	323	26.0
Sales and marketing expenses	2,188	1,958	230	11.7
General and administrative expenses	7,089	5,789	1,300	22.5
Impairment charge	-	2,708	(2,708)	(100.0)
Total operating expenses	10,844	11,699	(855)	(7.3)
Operating loss/(income)	(15,083)	2,332	(17,415)	(746.8)
Finance costs, net	(2,734)	(2,882)	148	5.1
Loss arising from loan guarantees	(7,361)	-	(7,361)	(100.0)
Government grant income	103	825	(722)	(87.5)
Other (expense)/income	(118)	19	(137)	(721)
Income tax expenses	(32)	(2,114)	2,082	(98.5)
Net loss	$(25,225)	$(1,820)	$(23,405)	1,286.0

Net revenues. Net revenues were $63.7 million for the three months ended December 31, 2012, as compared to $71.8 million for the same period in 2011, a decrease of $8.0 million, or 11.2%.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Three Months Ended December 31,
	2012	2011
Prismatic cells
Aluminum-case cells	$9,317	$34,251
Battery packs	22,436	20,839
Cylindrical cells	19,600	12,973
Lithium polymer cells	6,935	2,634
High-power lithium battery cells	5,444	1,058
Total	$63,732	$71,755

Net revenues from sales of aluminum-case cells decreased to $9.3 million in the three months ended December 31, 2012, from $34.3 million in the same period in 2011, a decrease of $24.9 million, or 72.8%, resulting from a decrease in sales volume of 32.4% accompanied by a decrease in our average selling price of 59.8%. This was mainly due to the adjustments in our marketing strategy to focus on high end markets and high-value customers thereby increasing sales of lithium-ion polymer smartphone batteries and reducing sales of of aluminum-case cells. The polymer batteries have a higher capacity and are safer than prismatic batteries and therefore more suitable for use in smartphones. This also led to a sharp drop in the price of prismatic cells.

Net revenues from sales of battery packs increased to $22.4 million in the three months ended December 31, 2012, from $20.8 million in the same period in 2011, an increase of $1.6 million, or 7.7%. This resulted from an increase in sales volume of 5.1% as well as an increase in the average price of 2.5%. There was a strong market demand for our battery packs during this period.

Net revenues from sales of cylindrical cells increased to $19.6 million in the three months ended December 31, 2012, from $13.0 million in the same period in 2011, an increase of $6.6 million, or 51.1%. This resulted from an increase in sales volume of 59.9%, offset by a decrease in our average selling price of 5.5%. The increase in sales volume was mainly attribute to the strong market demand and our effort to expand our market share.

We sold $6.9 million in lithium polymer cells for the three months ended December 31, 2012, compared to $2.6 million in lithium polymer cells in the same period in 2011, an increase of $4.3 million, or 163.3%, resulting from an increase in sales volume of 738.7%, offset by a decrease in the average selling price 68.6%. The increase in sales volume was mainly due to the increased demand for our lithium polymer cells from the booming smartphone market. Also, the market price of polymer decreased this year due to increased competition from more manufacturers.

We also sold approximately $5.4 million in high-power lithium battery cells for the three months ended December 31, 2012, as compared to $1.1 million in high-power lithium battery cells in the same period in 2011, resulting from an increase in sales volume of 429.2%, offset by a decrease in the average selling price of 2.8%. This was mainly due to the increased demand from the electric bicycle market, especially electric car manufacturers.

Cost of revenues. Cost of revenues increased to $68.0 million for the three months ended December 31, 2012, as compared to $57.7 million for the same period in 2011, an increase of $10.3 million, or 17.8%. The increase in cost of revenues was due to the increase in raw material cost and labor cost. In addition, we disposed of obsolete inventories with higher costs in the current quarter.

Gross (loss) / profit. Gross loss for the three months ended December 31, 2012 was $4.2 million, or 6.6% of net revenues, as compared to gross profit of $14.0 million, or 19.6% of net revenues, for the same period in 2011. Our significant change from gross profit to gross loss was largely due to the significant decrease in sales of lithium prismatic cells and the sale of low priced and obsolete products with low or even negative gross margin as a result of severe market competition.

Research and development expenses. Research and development expenses increased to $1.5 million for the three months ended December 31, 2012, as compared to $1.2 million for the same period in 2011, an increase of $0.3 million, or 26.0%. This increase was mainly due to an increase in certification fees of $0.2 million.

Sales and marketing expenses. Sales and marketing expenses increased to $2.2 million for the three months ended December 31, 2012, as compared to $2.0 million for the same period in 2011, an increase of $0.2 million, or 11.7%, primarily due to the increase in transportation and packing expenses of $0.3 million. As a percentage of revenues, sales and marketing expenses increased to 3.4% for the three months ended December 31, 2012, from 2.7% for the same period in 2011, primarily due to the decrease in revenue.

General and administrative expenses. General and administrative expenses increased to $7.1 million, or 11.1% of revenues, for the three months ended December 31, 2012, as compared to $5.8 million, or 8.1% of revenues, for the same period in 2011, an increase of $1.3 million, or 22.5%. The primary reason for the increase was that bad debt provision increased by $2.2 million. Other G&A expense decreased in the first quarter of fiscal 2013 as compared to the same quarter in fiscal 2012 due to the Company’s efforts to cut costs and expenses in order to improve working capital.

Property, plant and equipment impairment charge. There was no impairment on property, plant and equipment for the three months ended December 31, 2012, as compared to a $2.7 million impairment charge for the same period in 2011. During the course of our strategic review of our operations for the three months ended December 31, 2012 and 2011, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $nil and $2.7 million, respectively, from an assessment that the total net book value of assets was lower than their undiscounted cash flows from the identified cash-generating unit.

Operating (loss)/income. As a result of the above, our operating loss totaled $15.1 million for the three months ended December 31, 2012, as compared to operating income of $2.3 million for the same period in 2011. As a percentage of net revenues, our operating loss was 23.7% for the three months ended December 31, 2012, as compared to operating income of 3.3% for the same period in 2011.

Finance costs, net. Finance costs, net, decreased to $2.7 million for the three months ended December 31, 2012, as compared to $2.9 million for the same period in 2011, an decrease of $0.2 million, or 5.1%. The decrease in net finance costs is mainly attributable to the increase in capitalized interest of $0.56 million for the three months ended December 31, 2012.

Government grant income / Loss arising from loan guarantees/ Other (expenses)/income. Government grant income was approximately $103,000 and other loss was approximately $118,000 for the three months ended December 31, 2012, as compared to government grant income of $825,000 and other income of $19,000 for the same period in 2011. Shenzhen Langjin Technology Development Co. Ltd. had defaulted on bank loans guaranteed by us and the bank demanded full payment from us. A loss of $7,360,706 was recognized in the three months ended December 31, 2012.

Income tax expense. Income tax expense was approximately $32,000 for the three months ended December 31, 2012, as compared to $2.1 million income tax expenses for the same period in 2011.This was mainly due to the recognition of a $2.1 million deferred income tax charge in the same period of 2011.

Net loss. As a cumulative result of the foregoing, we had a net loss of $25.2 million for the three months ended December 31, 2012, compared to a net loss of $1.8 million for the three months ended December 31, 2011.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, factoring of bills receivable to banks and issuance of capital stock. As of December 31, 2012, we had cash and cash equivalents of $9.3 million. In addition, we had pledged deposits amounting to $4.9 million. Typically, banks will require borrowers to maintain deposits of approximately 10% to 100% of the outstanding loan balances and bills payable. The individual bank loans have maturities ranging from six to twelve months which coincide with the periods the cash remains pledged to the banks.

As of December 31, 2012, we had access to $218.1 million in short-term credit facilities and $24.1 million in long-term credit facilities.

As of December 31, 2012, the principal outstanding loan amounts included short-term bank loans of $157.4 million under credit facilities and long-term bank loans of $22.3 million maturing in over one year, and bills payable of $75.8 million under credit facilities, leaving $32.6 million of short-term and $1.8 million of long-term funds available under our credit facilities for additional cash needs.

The following table sets forth a summary of our cash flows for the periods indicated:
Cash Flows
(All amounts in thousands of U.S. dollars)

	Three Months Ended
	December 31,
	2012	2011
Net cash provided by operating activities	$5,913	$5,646
Net cash used in investing activities	(9,945)	(3,434)
Net cash provided by/(used in) financing activities	3,972	(21,257)
Effect of exchange rate changes on cash and cash equivalents	77	62
Net increase/(decrease) in cash and cash equivalents	17	(18,983)
Cash and cash equivalents at beginning of the period	9,272	24,858
Cash and cash equivalents at end of the period	$9,289	$5,875

Operating Activities

Net cash provided by operating activities was $5.9 million in the three months ended December 31, 2012, as compared with $5.6 million in net cash provided by operating activities in the same period in 2011. The increase of $0.3 million in net cash provided by operating activities was mainly attributable to the stricter collection policy we implemented this year.

Investing Activities

Net cash used in investing activities increased to $9.9 million in the three months ended December 31, 2012 from $3.4 million in the same period in 2011. The net cash used in investing activities for the three months ended December 31, 2012, was mainly used for the R&D centre construction.

Financing Activities

Net cash provided by financing activities was $4.0 million in the three months ended December 31, 2012 compared with net cash used in financing activities of $21.3 million in the same period in 2011. This was mainly attributable to a net reduction in bank borrowings in the first quarter of fiscal 2012 as compared to a net increase in bank borrowings in the same period of fiscal 2013.

As of December 31, 2012, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

		Amount
		Borrowed
	Maximum	(includes bank
	Amount	loans and bills
	Available	payable)
Short-term credit facilities:
Agricultural Bank of China	$67,402	$67,402
Shenzhen Development Bank	28,886	20,862
China CITIC Bank	12,036	11,655
Bank of China	64,192	62,689
China Everbright Bank	12,839	727
China Construction Bank	8,128	7,543
China Bohai Bank	12,839	6,419
Tianjin Branch, Bank of Dalian	11,811	8,219
Subtotal—Short-term credit facilities	$218,133	$185,516
Long-term credit facilities:
China Development Bank	24,072	22,258
Subtotal—Long-term credit facilities	$24,072	$22,258
Other Lines of Credit:
Shenzhen Branch, Bank of China	42,407	42,407
Agricultural Bank of China	2,132	2,132
Tianjin Branch, Bank of Dalian	746	746
China CITIC Bank	1,605	1,605
Tianjin Branch, Bank of China	791	791
Subtotal—Other lines of credit	$47,681	$47,681
Total	$289,886	$255,455

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $157.4 million and bills payable of $75.8 million. For the purpose of presentation, the effect of increases in the bills payable balance is included in operating activities in the statements of cash flows.

During the three months ended December 31, 2012, we repaid borrowings under loans totaling approximately $33.7 million and borrowed amounts totaling approximately $36.8 million. The material financing terms of these borrowings are described below.

On November 27, 2012, we renewed a comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch, or Agricultural Bank – Shenzhen Branch, to provide a maximum loan amount of RMB 420 million (approximately $67.4 million), including RMB 400 million (approximately $64.2 million) of one-year term credit facilities and RMB 20 million (approximately $3.2 million) of notes payable. New loans may be drawn under this credit facility from November 27, 2012 through November 25, 2013, with the term of the loan established at the time each new loan is drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from Agricultural Bank – Shenzhen Branch to renew long-term loans that are subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with Agricultural Bank – Shenzhen Branch relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to Agricultural Bank – Shenzhen Branch relative to its indebtedness to all financial institutions combined (referred to as the “Percentages Undertaking”). The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with Agricultural Bank –Shenzhen Branch or applicable financial institutions and the amount of foreign currencies deposited with Agricultural Bank – Shenzhen Branch or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of Agricultural Bank – Shenzhen Branch prior to the expiration of all loans under this credit facility (this undertaking and the Percentages Undertaking are collectively referred to as the “Undertakings”). The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li and BAK International. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park, as well as certain machinery. As of December 31, 2012, we had ten outstanding short-term loans under the comprehensive credit facility with Agricultural Bank – Shenzhen Branch, totaling approximately $64.2 million, and that carried annual interest at 110% of the benchmark rate of the People’s Bank of China, or PBOC, adjusted quarterly. Each of the loan agreements specifically provided for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. We had also borrowed $3.2 million of notes payable under this credit facility agreement as of December 31, 2012. In addition, we had borrowed $2.1 million of notes payable separate from the credit facility.

We have a comprehensive credit facility agreement with Shenzhen Development Bank, Longgang Branch, or Shenzhen Development Bank, to provide a maximum loan amount of RMB 180 million (approximately $28.9 million). Loans may be drawn at any time from June 5, 2012 to May 31, 2013 and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and also was secured by $23.9 million of inventory. As of December 31, 2012, we had two outstanding loans of approximately $20.9 million in total. The first loan, dated July 6, 2012, of approximately $3.4 million, carries annual interest at 105% of the benchmark rate of the PBOC on the date of the loan agreement and is adjusted quarterly, and is repayable on July 5, 2013. The second loan, also dated July 6, 2012, of approximately $17.5 million, carries annual interest at the benchmark rate of the PBOC on the date of the loan agreement and is adjusted quarterly, and is repayable on July 5, 2013.

We have a comprehensive credit facility agreement with Shenzhen Branch, China CITIC Bank, or China CITIC Bank, to provide a maximum loan amount of RMB 75 million (approximately $12.0 million). Loans may be drawn at any time from June 13, 2012 to June 13, 2013 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of December 31, 2012, we had borrowed $8.0 million under two loan agreements. The first loan, of approximately $6.4 million, is under a loan agreement dated June 20, 2012, that bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and is due June 20, 2013. The second loan, of approximately $1.6 million, is under a loan agreement dated June 29, 2012, that bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and is due June 29, 2013. We had also borrowed $3.6 million of notes payable under this credit facility agreement. In addition, we had borrowed $1.6 million of notes payable separate from the credit facility.

On July 3, 2012, we renewed a comprehensive credit facility agreement with Shenzhen Longgang Branch, Bank of China, or Shenzhen Bank of China, to provide a maximum loan amount of RMB 400 million (approximately $64.2 million). Loans may be drawn at any time from July 3, 2012 to July 3, 2013 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of December 31, 2012, we had borrowed approximately $32.1 million under a loan agreement, dated August 3, 2012. This loan bears an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement, which is subject to an adjustment every 12 months, and is due August 3, 2013. We also had borrowed $30.6 million of notes payable under this credit facility agreement. In addition, we borrowed approximately $10.1 million from Bank of China under a number of loan certificates separate from the credit facility, at the interest rate of 5.88%, and repayable on certain dates from July 19, 2012 to February 15, 2013. We also had $32.3 million of notes payable separate from the credit facility.

As of December 31, 2012, we had also borrowed $0.8 million of notes payable outside any credit facility from Bank of China, Tianjin Branch.

On November 11, 2011, we renewed a comprehensive credit facility agreement with China Everbright Bank to provide a maximum amount of RMB 80 million (approximately $12.8 million), including RMB 40 million to support bank acceptance bills (instruments commonly used in China that are similar to letters of credit) and RMB 40 million to cover discounts on our notes receivable due to their assignment to certain banks, suppliers, vendors, and other creditors from November 11, 2011 to November 11, 2012. This credit facility agreement is guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li. As of December 31, 2012, we had borrowed $0.7 million of notes payable under this credit facility agreement. We are in the process of renewing the facility with China Everbright Bank.

On January 16, 2012, we entered into a comprehensive credit facility agreement with Tianjin Branch, China Construction Bank to provide a maximum amount of RMB 50.65 million (approximately $8.12 million). We had borrowed approximately RMB 47 million (approximately $7.5 million) under a loan agreement dated on January 16, 2012, carrying an annual interest rate at 105% of the benchmark rate of PBOC, and is due on January 15, 2013. We repaid the loan on January 15, 2013. The loan agreement specifically provides for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. The loan agreement was guaranteed by BAK Tianjin and Shenzhen BAK.

On May 29, 2012, we entered into a comprehensive credit facility agreement with Tianjin Branch, China Bohai Bank to provide a maximum amount of RMB80 million (approximately $12.8 million). Loans may be drawn at any time over the period from May 29, 2012 to May 28, 2013 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Shenzhen BAK. As of December 31, 2012, we had borrowed approximately $6.4 million under a loan agreement, dated May 29, 2012. The loan bears an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement, which is adjusted in line with the adjustment of the benchmark rate, and due May 28, 2013.

On November 16, 2012, we renewed a comprehensive credit facility agreement with Tianjin Branch, Bank of Dalian, to provide a maximum loan amount of RMB 73.6 million (approximately $11.8 million). Loans may be drawn at any time over the period from November 21, 2012 to November 20, 2013 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Shenzhen BAK, Tianjin BAK New Energy Research Institute Co., Ltd., or Tianjin New Energy, and Mr. Xiangqian Li. As of December 31, 2012, we had a loan of approximately $8.0 million under a loan agreement dated November 22, 2012, bearing annual interest at 115% of the benchmark rate of the PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate, repayable on November 20, 2013. We had also borrowed $0.2 million of notes payable under this credit facility agreement. In addition, we borrowed approximately $0.7 million under two loan agreements separate from the credit facility. The first loan, dated October 29, 2012, is in the amount of RMB 512,037 (approximately $0.08 million) and bears annual interest of 5.28%, and was due January 28, 2013. The second loan, dated December 10, 2012, is in the amount of RMB 424,647 (approximately $0.07 million) and bears monthly interest of 4.4 ‰, and is due March 11, 2013. Tianjin New Energy is a company established in China and mainly engages in the business of researching, developing and selling new energy related materials. Approximately 59 percent of the equity interest in Tianjin New Energy is currently owned by Mr. Li.

We have a six-year long-term loan agreement expiring on February 9, 2016 of RMB 150 million (approximately $24.1 million) with Shenzhen Branch, China Development Bank, or China Development Bank. The loan proceeds must be used for the construction of our Research & Development Test Centre in Shenzhen. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li. As of December 31, 2012, we had borrowed approximately RMB138.7 million (or approximately $22.3 million) in ten loans under this agreement. The first loan, dated March 1, 2010, is in the amount of RMB40 million (approximately $6.4 million) and bears annual interest of 7.4025%, adjusted monthly, and repayable within 72 months. The second loan, dated June 13, 2011, is in the amount of approximately RMB45.6 million (or approximately $7.2 million), carries interest at 7.4025%, and is repayable on February 9, 2016. The third loan, dated October 10, 2011, is in the amount of approximately RMB3.1 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The fourth loan, dated October 28, 2011, is in the amount of RMB8 million (approximately $1.3 million), carries interest at 7.4025%, and is repayable within 72 months. The fifth loan, dated November 4, 2011, is in the amount of RMB6 million (approximately $1.0 million), carries interest at 7.4025%, and is repayable within 72 months. The sixth loan, dated November 10, 2011, is in the amount of RMB3 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The seventh loan, dated November 17, 2011, is in the amount of RMB3 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The eighth loan, dated November 29, 2011, is in the amount of RMB5 million (approximately $0.8 million), carries interest at 7.4025%, and is repayable within 72 months. The ninth loan, dated December 9, 2011, is in the amount of approximately RMB3.4 million (approximately $0.5 million), carries interest at 7.4025%, and is repayable within 72 months. The tenth loan, dated January 13, 2012, is in the amount of approximately RMB21.6 million (approximately $3.3 million), carries interest at 7.4025%, and is repayable within 72 months. China Development Bank has not charged any interest or penalties relating to the portion of the loan that we have not drawn in accordance with the loan agreement’s borrowing schedule and has advised us that we are not required to repay the loans in accordance with the loan agreement’s repayment schedule, and we may instead follow the repayment schedule indicated by each loan’s loan certificate reflected in this paragraph.

On December 28, 2011, Shenzhen BAK entered into a loan agreement with Shenzhen BAK Haoze Investment Co., Ltd., or Shenzhen Haoze, under which Shenzhen Haoze extended a loan in an amount of RMB1,750,000 (approximately $278,410) to Shenzhen BAK as working capital, which loan is non-interest bearing and unsecured. The loan matures on December 27, 2013. Shenzhen Haoze is a company established in China and mainly engages in the business of industry investment and investment consultation. Approximately 96 percent of the equity interest in Shenzhen Haoze is currently owned by Mr. Xiangqian Li. As of December 31, 2012, the loan from Shenzhen Haoze amounted to RMB1,750,000 ($280,840).

On July 12, 2012, Shenzhen BAK entered into a loan agreement with Tianjin New Energy, under which Tianjin New Energy extended a loan in an amount of RMB 10,000,000 (approximately $1,590,913) to Shenzhen BAK as working capital, which loan is non-interest bearing and unsecured. The loan matures on July 11, 2014. Shenzhen BAK repaid RMB 4,054,500 (approximately $645,036 ) of the loan on July 17, 2012, reducing the balance of the loan to RMB 5,945,500 (approximately $ 945,877). Then Shenzhen BAK repaid another RMB 2,706,706 (approximately $430,613) of the above loan on November 14, 2012, further reducing the balance of this loan to RMB 3,238,794 (approximately $515,264).

On October 16, 2012, Shenzhen BAK entered into a loan agreement with Tianjin New Energy, under which Tianjin New Energy extended a loan in an amount of RMB8,600,000 (approximately $1,368,185) to Shenzhen BAK as working capital, which loan is non-interest bearing, unsecured and repayable on demand. As of October 16, 2012, the total amount of non-interest loans between Shenzhen BAK and Tianjin New Energy is RMB 11,838,794 (approximately $1,899,891).

We believe that our current cash and cash equivalents and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash and amount available under existing credit facilities is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from lending institutions. And we also will continue to reinforce our efforts to improve the collection of receivables and consider strategic asset dispositions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Capital Expenditures

We incurred capital expenditures of $10.5 million and $4.2 million in the three months ended December 31, 2012 and 2011 respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construct our Research and Development Test Centre in Shenzhen, China. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three Months Ended December 31,
	2012	2011
	(In thousands of U.S. dollars)
Construction costs	$9,852	$2,619
Purchase of equipment and intangible assets	710	1,623
Total capital expenditure	$10,562	$4,242

We estimate that our total capital expenditures in fiscal year 2013 will reach approximately $18.0 million. Such funds will be used to purchase manufacturing equipment for the expansion of our polymer production lines and automatic prismatic production lines and for the construction of our Research and Development Test Centre at our Shenzhen facility.

As of December 31, 2012, we have substantially completed construction of manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls, and administrative offices comprising 284,160 square meters at the following locations: Shenzhen (218,178 square meters) and Tianjin (65,982 square meters). Land use rights certificates have been obtained on these properties and applications for property ownership certificates are in process with the relevant governmental authorities in China.

Off-Balance Sheet Transactions

In the ordinary course of business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related or unrelated to us. Conversely, our debt with lenders may also be guaranteed by other parties which may be related or unrelated to us.

Under U.S. GAAP, these transactions may not be recorded on our balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off-balance sheet arrangements would result from our loan guaranties in which Shenzhen BAK, BAK International, BAK Tianjin, and/or Mr. Xiangqian Li, our director, Chairman, President, and Chief Executive Officer, would provide contractual assurance of the debt, or guarantee the timely re-payment of principal and interest of the guaranteed party. Neither Shenzhen BAK, BAK International, BAK Tianjin, Tianjin New Energy nor Mr. Xiangqian Li received, nor is entitled to receive, any consideration for the above-referenced guarantees, and we are not independently obligated to indemnify any of those guarantors for any amounts paid by them pursuant to any guarantee.

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

As of December 31, 2012, we provided guarantees for the following non-related parties: Shenzhen Tongli Hi-tech Co. Ltd, Tianjin Huaxiahongyuan Co. Ltd, Shenzhen Yasu Technology Co. Ltd, Shenzhen Langjin Technology Co., Ltd. The maximum amount of our exposure for these guarantees was $25.2 million and $20.6 million at December 31, 2012 and 2011, respectively. On January 5, 2013, Agricultural Bank of China informed the Company that Shenzhen Langjin Technology Co., Ltd. had defaulted on the loan guaranteed by China BAK and two other companies, and demanded full payment from China BAK. The Company has made a partial payment of RMB16,000,000 ($2,567,683) on January 30, 2013 and is in the process of negotiating a one-month payment extension for the remaining amount. The Company expects to pay the remaining amount due in March 2013.

In addition, on March 24, 2011, Shenzhen BAK entered into a guarantee agreement with Jilin Province Trust & Investment Co., Ltd., or Jilin Trust & Investment, under which Shenzhen BAK agreed to guarantee a loan of Tianjin New Energy in a total amount of RMB50,700,000 (approximately $8.1 million) that it borrowed from Jilin Trust & Investment. Mr. Li and his wife also entered into a guarantee agreement with Jilin Trust & Investment under which they pledged all of their personal assets to Jilin Trust & Investment to provide unlimited liability guarantees for the loan. Shenzhen BAK expects to terminate its guarantee obligations when Tianjin New Energy repays the loan on the maturity date of March 31, 2013.

On July 2, 2012, Shenzhen BAK also entered into a guarantee agreement with Bank of Dalian, under which Shenzhen BAK agreed to guarantee a loan of Tianjin New Energy in a total amount of RMB20,000,000 (approximately $3.2 million) that it borrowed from Bank of Dalian. In addition, Mr. Li entered into a guarantee agreement with Bank of Dalian and assumed joint and several liability to guarantee the loan. Shenzhen BAK expects to terminate its guarantee obligations when Tianjin New Energy repays the loan on the maturity date of July 2, 2013.

On October 15, 2012, Shenzhen BAK also entered into a guarantee agreement with Bank of Dalian, under which Shenzhen BAK agreed to guarantee a loan of Tianjin New Energy in a total amount of RMB 10,000,000 (approximately $1.6 million) that it borrowed from Bank of Dalian. In addition, Mr. Li entered into a guarantee agreement with Bank of Dalian and assumes joint and several liability to guarantee the loan. Shenzhen BAK expects to terminate its guarantee obligations when Tianjin New Energy repays the loan on the maturity date of October 15, 2013.

Shenzhen BAK believes that Tianjin New Energy owns sufficient assets, including buildings measuring 24,000 square meters and land use rights over a parcel of land of 233,450 square meters, to repay the above loans that totaled RMB80,700,000 ($12.9 million) without incurring Shenzhen BAK’s guarantor liability.

Critical Accounting Policies

Our consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2012	2011
Balance sheet items as of December 31	6.2313	6.3056
Amounts included in the statement of income and comprehensive income / (loss), statement of changes in stockholders’ equity and statement of cash flows for the three months ended December 31	6.2494	6.3554
Balance sheet items as of September 30	6.2857	6.3843

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Xiangqian Li and Mr. Danny Pan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Xiangqian Li and Mr. Danny Pan concluded that as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Guaranty Contract of Maximum Amount (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, Bank of Dalian, dated November 16, 2012

99.2	Guaranty Contract of Maximum Amount (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, Bank of Dalian, dated October 15, 2012

99.3	Guaranty Contract of Maximum Amount (English summary) by and between BAK International (Tianjin) Ltd. and Tianjin Branch, Bank of Dalian, dated October 15, 2012.

99.4

Guaranty Contract of Maximum Amount ( English summary) by and between Xiangqian Li, BAK International (Tianjin) Ltd, BAK International Limited and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2012

99.5	Comprehensive Credit Facility Agreement of Maximum Amount (English summary) by and between BAK International (Tianjin) Ltd. and Tianjin Branch, Bank of Dalian, dated November 16, 2012

99.6	Mortgage Contract of Maximum Amount (equipment) (English summary) by and between Shenzhen BAK Battery, Co., Ltd and Shenzhen Eastern Branch, Agricultural Bank of Chin, dated November 27, 2012

99.7	Mortgage Contract of Maximum Amount (land use rights) (English summary) by and between Shenzhen BAK Battery, Co., Ltd and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2012

99.8	Loan Agreement (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin BAK New Energy Research Institute Co., Ltd. , dated October 16, 2012

99.9	Loan Agreement (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin BAK New Energy Research Institute Co., Ltd. , dated July 12, 2012

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2013

CHINA BAK BATTERY, INC.

By: /s/ Xiangqian Li
       Xiangqian Li, Chief Executive Officer
      (Principal Executive Officer)

By: /s/ Danny Pan
       Danny Pan, Chief Financial Officer
      (Principal Financial Officer and Principal
       Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Guaranty Contract of Maximum Amount (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, Bank of Dalian, dated November 16, 2012

99.2	Guaranty Contract of Maximum Amount (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, Bank of Dalian, dated October 15, 2012

99.3	Guaranty Contract of Maximum Amount (English summary) by and between BAK International (Tianjin) Ltd. and Tianjin Branch, Bank of Dalian, dated October 15, 2012.

99.4

Guaranty Contract of Maximum Amount ( English summary) by and between Xiangqian Li, BAK International (Tianjin) Ltd, BAK International Limited and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2012

99.5	Comprehensive Credit Facility Agreement of Maximum Amount (English summary) by and between BAK International (Tianjin) Ltd. and Tianjin Branch, Bank of Dalian, dated November 16, 2012

99.6	Mortgage Contract of Maximum Amount (equipment) (English summary) by and between Shenzhen BAK Battery, Co., Ltd and Shenzhen Eastern Branch, Agricultural Bank of Chin, dated November 27, 2012

99.7	Mortgage Contract of Maximum Amount (land use rights) (English summary) by and between Shenzhen BAK Battery, Co., Ltd and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2012

99.8	Loan Agreement (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin BAK New Energy Research Institute Co., Ltd. , dated October 16, 2012

99.9	Loan Agreement (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin BAK New Energy Research Institute Co., Ltd. , dated July 12, 2012

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).