Form 10-Q
period 2013-03-31
CHINA BAK BATTERY INC
filed 2013-05-20
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:001-32898

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,619,597

Quarterly Report on Form 10-Q
Period Ended March 31, 2013

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

China BAK Battery, Inc. and subsidiaries
Condensed consolidated balance sheets
As of September 30, 2012 and March 31, 2013
(In US$)

		September 30,	March 31,
	Note	2012	2013
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$9,271,633	$7,203,680
Pledged deposits	2	5,510,198	8,980,474
Trade accounts receivable, net	3	77,449,591	56,441,533
Inventories, net	4	65,383,829	54,646,193
Prepayments and other receivables	5	7,707,546	8,090,656
Recoverable from loan guarantee	5	-	3,135,685
Deferred tax assets, net	12	4,000,043	-

Total current assets		169,322,840	138,498,221

Property, plant and equipment, net	6	238,757,895	246,703,702
Prepaid land use rights, net	6	32,503,861	32,752,536
Intangible assets, net	6	628,063	226,790
Deferred tax assets, net	12	1,736,981	-

Total assets		$442,949,640	$418,181,249

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated balance sheets
As of September 30, 2012 and March 31, 2013 (continued)
(In US$)

		September 30,	March 31,
	Note	2012	2013
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$156,154,525	$162,786,110
Accounts and bills payable		143,745,009	136,487,809
Accrued expenses and other payables	10	25,960,431	31,283,128

Total current liabilities		325,859,965	330,557,047

Long-term bank loans, less current maturities	8	18,883,720	15,899,446
Other long-term loans	9	7,586,776	15,930,182
Deferred revenue	11	7,699,842	7,625,876
Other long-term payables	11	10,364,372	21,875,756
Deferred tax liabilities	12	759,394	768,948

Total liabilities		371,154,069	392,657,255

Commitments and contingencies	16

Shareholders’ equity
Common stock US$ 0.001 par value;
20,000,000 authorized; 12,763,803 issued and outstanding as of September 30, 2012 and March 31, 2013		12,763	12,763
Donated shares		14,101,689	14,101,689
Additional paid-in capital		126,990,611	127,208,995
Statutory reserves		7,786,157	7,786,157
Accumulated deficit		(110,358,489)	(158,212,616)
Accumulated other comprehensive income		37,329,450	38,693,616
		75,862,181	29,590,604
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		71,795,571	25,523,994

Total liabilities and shareholders’ equity		$442,949,640	$418,181,249

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
For the three and six months ended March 31, 2012 and 2013
(Unaudited)
(In US$ except for number of shares)

	Three months ended March 31,		Six months ended March 31,
	2012	2013	2012	2013

Net revenues	$32,780,933	$44,066,491	$104,535,890	$107,798,852
Cost of revenues	(36,651,065)	(47,619,000)	(94,374,822)	(115,590,371)
Gross profit/(loss)	(3,870,132)	(3,552,509)	10,161,068	(7,791,519)
Operating expenses:
Research and development expenses	(1,847,927)	(1,336,685)	(3,092,079)	(2,903,717)
Sales and marketing expenses	(1,752,896)	(1,914,579)	(3,710,566)	(4,102,594)
General and administrative expenses	(6,690,763)	(4,622,250)	(9,220,805)	(10,657,484)
(Provision for)/ recovery of bad debt	(421,446)	3,196,024	(3,680,680)	2,142,085
Impairment charge on property, plant and equipment	-	(11,396,349)	(2,707,686)	(11,396,349)
Total operating expenses	(10,713,032)	(16,073,839)	(22,411,816)	(26,918,059)
Operating loss	(14,583,164)	(19,626,348)	(12,250,748)	(34,709,578)

Finance costs, net	(2,634,429)	(1,705,189)	(5,517,158)	(4,439,308)
(Loss)/reversal of loss arising from loan guarantees	-	4,563,829	-	(2,811,039)
Government grant income	1,185,294	85,210	2,009,981	188,301
Other income/(expenses)	412,097	47,555	431,979	(56,231)
Loss before income taxes	(15,620,202)	(16,634,943)	(15,325,946)	(41,827,855)
Income tax expenses	(7,846)	(5,994,266)	(2,121,856)	(6,026,272)
Net loss	$(15,628,048)	$(22,629,209)	$(17,447,802)	$(47,854,127)
Other comprehensive income
- Foreign currency translation adjustment	67,744	424,183	1,858,831	1,364,166
Comprehensive loss	$(15,560,304)	$(22,205,026)	$(15,588,971)	$(46,489,961)

Net loss per share:
- Basic	$(1.24)	$(1.79)	$(1.38)	$(3.79)
- Diluted	$(1.24)	$(1.79)	$(1.38)	$(3.79)

Weighted average number of shares of common stock:
- Basic	12,619,049	12,619,597	12,619,049	12,619,597
- Diluted	12,619,049	12,619,597	12,619,049	12,619,597

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of shareholders’ equity
For the six months ended March 31, 2012 and 2013
(Unaudited)
(In US$ except for number of shares)

	Shares of common stock		Donated shares	Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income	Treasury shares		Total shareholders’ equity
	Number of shares	Amount						Number of shares	Amount

Balance as of October 1, 2011	12,763,255	$12,763	$14,101,689	$126,186,526	$7,645,303	$(44,410,240)	$35,804,409	(144,206)	$(4,066,610)	$135,273,840

Net loss	-	-	-	-	-	(17,447,802)	-	-	-	(17,447,802)

Share-based compensation for employee stock awards	-	-	-	474,731	-	-	-	-	-	474,731

Appropriation to statutory reserves	-	-	-	-	140,854	(140,854)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	1,858,831	-	-	1,858,831

Balance as of March 31, 2012	12,763,255	$12,763	$14,101,689	$126,661,257	$7,786,157	$(61,998,896)	$37,663,240	(144,206)	$(4,066,610)	$120,159,600

Balance as of October 1, 2012	12,763,269	$12,763	$14,101,689	$126,990,611	$7,786,157	$(110,358,489)	$37,329,450	(144,206)	$(4,066,610)	$71,795,571

Net loss	-	-	-	-	-	(47,854,127)	-	-	-	(47,854,127)

Share-based compensation for employee stock awards	-	-	-	218,384	-	-	-	-	-	218,384

Rounding difference on reverse stock split	534	-	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	1,364,166	-	-	1,364,166

Balance as of March 31, 2013	12,763,803	$12,763	$14,101,689	$127,208,995	$7,786,157	$(158,212,616)	$38,693,616	(144,206)	$(4,066,610)	$25,523,994

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the six months ended March 31, 2012 and 2013
(Unaudited)
(In US$)

	Six months ended March 31,
	2012	2013
Cash flow from operating activities
Net loss	$(17,447,802)	$(47,854,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,326,819	10,022,512
Provision for recovery of doubtful debts	3,686,537	(2,142,085)
Provision for obsolete inventories	1,967,738	25,795,764
Impairment charge	2,707,686	11,396,349
Loss arising from loan guarantee	-	2,811,039
Share-based compensation	474,731	218,384
Deferred income taxes	2,110,627	5,792,575
Exchange difference	1,985	929,121
Changes in operating assets and liabilities:
Trade accounts receivable	(13,804,887)	23,960,665
Inventories	7,207,565	(15,212,219)
Prepayments and other receivables	(6,886,989)	(1,918,491)
Recoverable on loan guarantee	-	(1,407,034)
Accounts and bills payable	4,528,041	(6,722,829)
Accrued expenses and other payables	20,036,300	14,374,314
Deferred revenue	(126,347)	(170,027)

Net cash provided by operating activities	14,782,004	19,873,911

Cash flow from investing activities
Decrease/(increase) in pledged deposits	3,455,963	(3,393,661)
Payment of guaranteed loans	-	(7,294,672)
Repayment of guaranteed loans	-	1,524,657
Purchases of property, plant and equipment	(10,052,253)	(20,800,251)
Purchases of intangible assets	(463,779)	(336,507)

Net cash used in investing activities	(7,060,069)	(30,300,434)

Cash flow from financing activities
Proceeds from borrowings	95,395,611	100,957,520
Repayment of borrowings	(111,453,961)	(99,514,848)
Borrowings from related parties	-	862,854
Repayment to related parties	-	(2,180,599)
Proceeds from other long-term loans	-	8,208,548
Net cash (used in) provided by financing activities	(16,058,350)	8,333,475

Effect of exchange rate changes on cash and cash equivalents	156,857	25,095
Net decrease in cash and cash equivalents	(8,179,558)	(2,067,953)
Cash and cash equivalents at the beginning of period	24,858,239	9,271,633
Cash and cash equivalents at the end of period	$16,678,681	$7,203,680
Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to banks	$9,325,325	$27,605,690
Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$5,345,828	$4,346,894
See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
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

Basis of Presentation and Organization

As of March 31, 2013, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Electronics (Shenzhen) Co., Ltd. (“BAK Electronics”), a wholly owned limited liability company established on August 15, 2005 in the PRC; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008; and viii) Tianjin Meicai New Materials Technology Co., Ltd. (“Tianjin Meicai”), a wholly owned limited liability company established on February 22, 2011 in the PRC. As of March 31, 2013, BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of $99,990,000. Pursuant to BAK Tianjin’s articles of association and relevant PRC regulations, BAK International was required to contribute $20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin’s registered capital) before March 11, 2007. An extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately $20,000,000 capital to BAK Tianjin. The remaining $79,990,000 was originally required to be fully contributed no later than December 11, 2008 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2009. On November 16, 2009, BAK International contributed approximately $9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was $29,000,000. The remaining $70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 2012. In August 2011, BAK International contributed approximately $21,000,000 capital to BAK Tianjin and as of September 30, 2011 and September 30, 2012, the total contribution from BAK International was $50,000,000. On September 17, 2012, BAK Tianjin issued an application with respect to the decrease of capital from $99,990,000 to $50,000,000. On November 27, 2012 the Business Administration Bureau of Beichen District, Tianjin, approved the request of BAK Tianjin’s capital reduction. According to the approval, the BAK Tianjin’s aggregate investment still remains at $99,990,000 while the registered capital was reduced to $50,000,000. BAK Tianjin is principally engaged in the manufacture of larger lithium ion batteries for use in cordless power tools and various types of vehicles.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of March 31, 2013 amounted to 73,749 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008. As of March 31, 2013, we have not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

As we have transferred the 217,955 shares related to the 2006 performance threshold to the relevant investors in fiscal year 2007 and we also have transferred 73,749 shares relating to the 2005 performance threshold to the investors who had entered the “2008 Settlement Agreements” with us in fiscal year 2008, pursuant to “Li Settlement Agreement” and “2008 Settlement Agreements”, neither Mr. Li nor the Company has not had any remaining obligations to those related investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

On October 26, 2012, the Company effected a 1-for-5 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock. All common share and per share amounts, and exercise prices of common stock options disclosed herein and in the accompanying consolidated unaudited financial statements have been retroactively restated to reflect the reverse stock split.

The Company’s condensed consolidated financial statements have been prepared under accounting principles generally accepted in the United States of America (“US GAAP”).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

These condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of September 30, 2012, which was derived from the Company’s audited financial statements, and (b) the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company for the year ended September 30, 2012.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, Hong Kong, India, Canada or Germany, the accounting standards used in the places of their domicile. The accompanying condensed consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

The Company has a working capital deficiency, accumulated deficit from recurring net losses incurred for the current period and prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2012 and March 31, 2013. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The Company accordingly has continued to develop a strategic plan (the “Turnaround Plan”). Under the Turnaround Plan, the Company will expand OEM market with new marketing strategies to increase revenue. At the same time, the Company will continue implementing cost reductions on both manufacturing costs and operating expenses to improve profit margins as well as reducing receivables outstanding through stronger credit controls. Under the Turnaround Plan, the Company expects to obtain government grant income with respect to the R&D project “key materials, Battery and Battery Pack for use in Electric Vehicles” which was selected into the National Support List for the New-Energy Vehicle Industry Innovation Program. Also, the Company expects to complete the construction of the new corporate campus (Note 6) in the third quarter of 2013 and receive rental income from leasing of premises of the new corporate campus not occupied by the Company for its own use, from quarter 3 of FY2013, which will generate further positive cash flows to the Company’s operating activities.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to the Company’s ability to continue as a going concern.

Reclassifications

Certain amounts included in the 2012 financial statements have been reclassified to conform to the 2013 financial statement presentation as follows:

(1)	The current portion of long-term bank borrowings with maturity within one year of $4,772,738 was erroneously classified in long-term bank loans in the Company’s consolidated balance sheet as of September 30, 2012, which was included in the 2012 annual report on Form 10-K filed with the SEC on December 31, 2012. The Company has reclassified these current maturities as a component of short-term bank loans. As a result of such reclassification, the current liabilities as of September 30, 2012 has changed from $321,087,227 to $325,859,965.

(2)	The change in pledged deposits was classified into cash flows from financing activities in the Company’s condensed unaudited consolidated statement of cash flows for the six months ended March 31, 2012, which was included in the quarterly report on Form 10-Q filed with the SEC on May 10, 2012. The Company has reclassified these amounts as components of cash flows from investing activities. As a result of such reclassification, net cash used in investing activities for the six months ended March 31, 2012 has changed from $10,516,032 to $7,060,069, and net cash used in financing activities has changed from $12,602,387 to $16,058,350.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (continued)

Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of the provisions in this update did not have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2. Pledged Deposits

Pledged deposits as of September 30, 2012 and March 31, 2013 consisted of the following:

	September 30,	March 31,
	2012	2013
Pledged deposits with banks for:
Construction payable	$129,768	$1,658
Bills payable	5,380,430	8,978,816
	$5,510,198	$8,980,474

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3. Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2012 and March 31, 2013 consisted of the following:

	September 30,	March 31,
	2012	2013

Trade accounts receivable	$107,781,638	$81,666,911
Less: Allowance for doubtful accounts	(33,244,428)	(31,531,678)
	74,537,210	50,135,233
Bills receivable	2,912,381	6,306,300
	$77,449,591	$56,441,533

An analysis of the allowance for doubtful accounts is as follows:

Six months ended
March 31,2013
Balance at October 1, 2012	$33,244,428
Provision for the period	3,960,154
Recoveries for the period	(6,097,786)
Foreign exchange adjustment	424,882

Balance at March 31, 2013	$31,531,678

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

4. Inventories

Inventories as of September 30, 2012 and March 31, 2013 consisted of the following:

	September 30,	March 31,
	2012	2013

Raw materials	$19,999,192	$15,819,566
Work-in-progress	13,912,685	11,342,605
Finished goods	31,471,952	27,484,022

	$65,383,829	$54,646,193

During the three months ended March 31, 2012 and 2013, inventories write-down of $1.97 million and $5.8 million respectively were charged to cost of revenue.

During the six months ended March 31, 2012 and 2013, inventories write-down of $1.97 million  and $25.8 million respectively were charged to cost of revenue.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

5. Prepayments and Other Receivables and Recoverable from Loan Guarantee

(a) Prepayments and other receivables as of September 30, 2012 and March 31, 2013 consisted of the following:

	September 30,	March 31,
	2012	2013

Prepayments for raw materials and others	$4,458,058	$3,023,049
Staff advances	1,014,814	863,383
Obsolete asset disposal	1,005,409	1,018,059
Prepaid operating expenses	1,176,592	1,095,565
Advances to third parties	-	1,729,471
Advances to related parties	-	238,078
Value added taxes recoverable	1,263,544	1,093,391
Others	94,458	346,938
	9,012,875	9,407,934

Less: Allowance for doubtful accounts	(1,305,329)	(1,317,278)

	$7,707,546	$8,090,656

Advances to unrelated third parties were interest-free, unsecured and repayable on demand.

As of March 31, 2013 and September 30, 2012, the Company advances to three related companies with common shareholder of Mr Xianqian Li, the Company’s CEO. These loans to related companies were interest-free, unsecured and repayable on demand.

An analysis of the allowance for staff advances and obsolete asset disposal is as follows:

Balance at October 1, 2012	$1,305,329
Recoveries for the period	(4,453)
Foreign exchange adjustment	16,402

Balance at March 31, 2013	$1,317,278

(b) Recoverable from loan guarantee

As further mentioned in Note 16 (iii), the Company has paid a defaulted payment in respect of the guarantee to Shenzhen Langjin Technology Co., Ltd (“Shenzhen Langjin”). As of March 31, 2013, the Company expected to recover at least $4.6 million from Shenzhen Langjin, of which $1,529,029 had been received. On April 28, 2013, the Company received a further indemnification amount of $3,135,685.

6. Property, Plant and Equipment, net, Prepaid Land Use Rights, net and Intangible Assets, net

(a) Property, plant and equipment as of September 30, 2012 and March 31, 2013 consisted of the following:

	September 30,	March 31,
	2012	2013
Buildings	$115,034,342	$111,718,629
Machinery and equipment	168,947,314	168,796,297
Office equipment	2,624,137	2,668,477
Motor vehicles	1,486,337	1,558,017
	288,092,130	284,741,420
Accumulated depreciation	(102,766,292)	(113,590,590)
Construction in progress	51,714,066	71,104,788
Prepayment for acquisition of property, plant and equipment	1,717,991	4,448,084

Carrying amount	$238,757,895	$246,703,702

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

6. Property, Plant and Equipment, net, Prepaid Land Use Rights, net and Intangible Assets, net (continued)

(i) Depreciation expense for the six months ended March 31, 2012 and 2013 is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2013	2012	2013
Cost of revenues	$3,703,196	$3,452,718	$7,411,674	$7,394,523
Research and development expenses	149,438	143,699	289,785	280,416
Sales and marketing expenses	43,096	34,271	86,861	66,853
General and administrative	817,095	809,784	1,639,477	1,616,449
expenses
	$4,712,825	$4,440,472	$9,427,797	$9,358,241

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and a Research and Development Test Centre.

For the three months ended March 31, 2012 and 2013, the Company capitalized interest of $645,499 and $659,803 respectively to the cost of construction in progress.

For the six months ended March 31, 2012 and 2013, the Company capitalized interest of $770,353 and $1,369,663 respectively to the cost of construction in progress.

(iii) Impairment charge

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $11.4million and $11.4million for the three and six months ended March 31, 2013, respectively, and of nil and $2.7 million for the three and six months ended March 31, 2012, respectively. The impairment charge represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities in Shenzhen primarily for the production of aluminum-case cells.

(b) Prepaid land use rights

Prepaid land use rights as of September 30, 2012 and March 31, 2013 consisted of the followings:

	September 30,	March 31,
	2012	2013

Prepaid land use rights	$36,977,372	$37,442,597
Accumulated amortization	(4,473,511)	(4,690,061)
	$32,503,861	$32,752,536

Amortization expenses of the prepaid land use rights were $285,246 and $391,519 for the three months ended March 31, 2012 and 2013 and $538,783 and $577,454 for the six months March 31, 2012 and 2013 respectively.

The Company has committed to pledge its construction in progrss and land use rights certificate relating to the Company’s Research and Development Test Centre (Note 7) to China Development Bank with the net carrying amount of $40,723,035 as of March 31, 2013. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank.

On March 12, 2012, the Company borrowed a non-interest bearing loan in the amount of approximately $13,402,926 from a third-party Tianjin Zhantuo International Trading Co., Ltd. The Company has pledged one portion of its land use right located in Tianjin Industrial Park Zone with net book value of $9,577,458 to Tianjin Zhantuo International Trading Co., Ltd.

(c) Intangible Assets, net

Intangible assets as of March 31, 2013 and September 30, 2012 consist of the following:

	September 30,	March 31,
	2012	2013

Trademarks, computer software and technology	$1,073,138	$1,422,468
Less: Accumulated amortization	(445,075)	(1,195,678)
	$628,063	$226,790

Intangible assets represent the trademarks, computer software and technology used for battery production and research.

Amortization expenses were $332,257 and $54,149 for the three months ended March 31, 2012 and 2013 and $360,239 and $86,817 for six months ended March 31, 2012 and 2013 respectively.

7. Short-term Bank Loans

As of September 30, 2012 and March 31, 2013, the Company had several short-term bank loans and current maturities of long term loans with aggregate outstanding balances of $156,154,525 and $162,786,110, respectively. The loans were primarily obtained for general working capital, carried at interest rates ranging from 4.4% to 6.9% per annum, and had maturity dates ranging from 6 to 12 months. The loans are guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as a guarantor. These facilities were also secured by the Company’s assets with the following carrying values:

	September 30,	March 31,
	2012	2013
For short- term bank loans
Inventories	$23,863,691	$24,163,958
Machinery and equipment, net	47,255,604	44,076,028
Land use rights, buildings and construction in
progress of BAK Industrial Park	107,140,980	105,336,168
Land use rights #1 of Tianjin Industrial Park Zone	23,970,502	23,907,306
	202,230,777	197,483,460
For long- term bank loans (Note 8)
Land use right and construction in progress of	34,796,887	40,723,035
Research and Development Test Centre
For other long- term loans
Land use rights #2 of Tianjin Industrial Park Zone	9,566,555	9,577,458
	$246,594,219	$247,783,953

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

8. Long-term Bank Loans

Long-term bank loans as of September 30, 2012 and March 31, 2013 as follow:

	September 30,	March 31,
	2012	2013

Long-term bank loan	$23,656,458	$22,343,160
Current portion included in short-term bank loans (Note 7)	(4,772,738)	(6,443,714)
	$18,883,720	$15,899,446

The entire loan amount was borrowed under a six-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for two-year to three-year long-term loans, which is currently 6.878% per annum.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) secured by the property ownership and a land use rights certificate relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. The net carrying amount of the secured buildings and prepaid land use rights were $39,473,807 and $1,249,228, respectively, as of March 31, 2013 and were $33,563,180 and $1,233,707, respectively, as of September 30, 2012. (Note 7)

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of March 31, 2013 are as follows:

Payable within fiscal year ending September 30,
- 2014	$3,221,857
- 2015	8,054,643
- 2016	4,622,946
$15,899,446

9. Other Long-term Loans

As of September 30, 2012 and March 31, 2013, the Company had interest-free and unsecured advances of $2,495,855 and $2,527,256 respectively from Tianjin Aifuyi Auto Parts. Co., Ltd, an unrelated party to the Company. This loan is repayable by September 30, 2014.

As of September 30, 2012 and March 31, 2013, the Company had advances of $5,090,921 and $13,402,926 from Tianjin Zhantuo International Trading Co., Ltd, an unrelated party of the Company. The loans are non interest bearing and amounted to $5,154,972 and $8,247,954 repayable by September 30, 2014 and December 31, 2014 respectively. These loans were secured by the Company’s land use rights with a carrying amount of $9,577,458 and $9,566,555 as of March 31, 2013 and September 30, 2012 respectively (Note 7).

The aggregate maturities of other long-term loans as of March 31, 2013 are as follows:

Payable within fiscal year ending September 30,
- 2013	$-
- 2014	7,682,228
- 2015 and thereafter	8,247,954
$15,930,182

10. Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2012 and March 31, 2013 consisted of the following:

	September 30,	March 31,
	2012	2013
Construction costs payable	1,688,862	8,485,566
Equipment purchase payable	5,465,281	3,216,699
Customer deposits	4,097,251	3,812,108
Advance from an unrelated third party	5,727,286	7,861,331
Advance from related parties (note)	1,224,287	-
Other payables and accruals	7,183,311	7,346,735
Staff and workers’ welfare and bonus	574,153	560,689

	25,960,431	31,283,128

In 2012, the Company obtained interest-free loans from related parties which are under the common control of Mr. Xiangqian Li. These loans are payable upon demand.

11.  Deferred Revenue and Other Long-term Payables

(a) Deferred Revenue

Deferred revenue mainly represents a government grant subsidy for additional cost of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon of 35 years.

(b) Other Long-term Payables

Other long-term payables as of September 30, 2012 and March 31, 2013 consist of the following:

	September 30,	March 31,
	2012	2013
Government subsidies received for:-

- Automated high-power lithium battery project from the National
Development and Reform Commission and Ministry of Industry and
Information Technology
	$7,913,200	$8,012,759
- New energy innovation project from the Ministry of Finance		9,665,571
- Various lithium battery related projects from various government authorities	2,384,126	4,197,426
Others	67,046	-

	$10,364,372	$21,875,756

The Company will recognize these grant as income or offset with related expenditure when there were no present and future obligation for the subsidized projects.

12. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a) Income taxes in the consolidated statements of comprehensive loss

The Company’s provision for income taxes consisted of:

	For the Three Months		For the Six Months
	ended March 31,		ended March 31,
	2012	2013	2012	2013
PRC income tax:
Current	$-	$213,424	$-	$244,822
Deferred	7,846	5,780,842	2,121,856	5,781,450

	$7,846	$5,994,266	$2,121,856	$6,026,272

United States Tax

China BAK is subject to statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three months and six months ended March 31, 2012 and 2013.

Canada States Tax

BAK Canada is subject to statutory tax rate of 38% under Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the three months and six months ended March 31, 2012 and 2013.

German States Tax

BAK Europe is subject to 25% statutory tax rate under Germany tax law.

India Tax

BAK India is subject to 30% statutory tax rate under India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the three months and six months ended March 31, 2012 and 2013.

Hong Kong Tax

BAK International is subject to Hong Kong profits tax rate of 16.5% . Management of BAK International has determined that all income and expenses are offshore and not subject to Hong Kong profits tax. As a result, BAK International did not incur any Hong Kong profits tax during the periods presented.

PRC Tax

Shenzhen BAK is entitled to a preferential enterprise income tax rate of 15% for the three months and six months ended March 31, 2012 and 2013.

BAK Electronics and BAK Tianjin are subject to an income tax rate of 25%. BAK Electronics and BAK Tianjin did not incur any enterprise income tax for the current year due to cumulative tax losses.

12. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

A reconciliation of the provision for income taxes determined at the statutory income tax to the Company's income tax expenses as follows:

	For the Three Months		For the Six Months
	ended March 31,		ended March 31,
	2012	2013	2012	2013

Loss before income taxes	$(15,620,202)	$(16,634,943)	$(15,325,946)	$(41,827,855)

United States federal corporate income tax rate	35%	35%	35%	35%
Income tax computed at United States statutory corporate income tax rate	(5,467,071)	(5,822,230)	(5,364,081)	(14,639,749)
Reconciling items:
Rate differential for PRC earnings	2,542,096	3,031,273	1,624,531	8,061,891
Loss not recognized as deferred tax assets	2,912,297	2,970,313	3,385,665	6,533,102
Valuation allowance on deferred tax assets	7,846	5,780,842	2,121,866	5,781,450
Share based payment	12,678	34,068	76,739	76,434
Under-provision in prior year	-	-	277,136	213,144
Income tax expenses	$7,846	$5,994,266	$2,121,856	$6,026,272

As of September 30, 2012 and March 31, 2013, the Company’s U.S. entity, had net operating loss carry forwards of $2,206,951 and $2,690,063, respectively, available to reduce future taxable income which will expire in various years through 2030 and the Company’s PRC subsidiaries had net operating loss carry forwards of $56,467,856 and $104,764,412 which will expires in various years through 2018. Management believes it is more likely than not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

(b) Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2012 and March 31, 2013 are presented below:

	Sep 30, 2012	Mar 31, 2013
Deferred tax assets

Short-term
Trade accounts receivable	$8,651,151	$12,447,987
Inventories	3,104,830	5,291,639
Accrued expenses and other payables	597,130	713,875
Valuation allowance	(8,353,068)	(18,453,501)
Short-term deferred tax assets	4,000,043	-

Long-term
Property, plant and equipment	4,877,766	6,580,441
Net operating loss carried forward	12,271,943	19,924,429
Valuation allowance	(15,412,728)	(26,504,870)

Long-term deferred tax assets	1,736,981	-

Total net deferred tax assets	$5,737,024	$-

Deferred tax liabilities:

Long-term
Property, plant and equipment	$(759,394)	$(768,948)

Net deferred tax assets	$(759,394)	$(768,948)

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

13. Share-based Compensation

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

Pursuant to the Plan, the Company also granted options to purchase 300,300 shares of the Company’s common stock with a weighted-average exercise price of $19.68 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from March 31, 2007 to February 9, 2012 according to each employee’s respective agreement.

A summary of share option plan activity for these options during the six months ended March 31, 2013 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2012	121,000	$16.45
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of March 31, 2013	121,000	$16.45	0.57 years	$-
Exercisable as of March 31, 2013	121,000	$16.45	0.57 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2013 ($1.18) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was $10.75 per share. Non-cash share-based compensation expense has been fully recorded as of September 30, 2011. No non-cash share-based compensation expense was recorded for the three and six months ended March 31, 2013 and 2012.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

13. Share-based Compensation (continued)

As of March 31, 2013, there were no unrecognized compensation costs related to non-vested share options.

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

A summary of share option plan activity for these options during the six months ended March 31, 2013 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2012	72,000	$21.50
Exercised	-	-
Forfeited/ expired	(72,000)	(21.50)
Cancelled	-	-

Outstanding as of March 31, 2013	-	$-	-	$-

Exercisable as of March 31, 2013	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2013 ($1.18) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was $17.95 per share. The Company had fully recorded non-cash share-based compensation expense. No non-cash share-based compensation expense was recorded for the three months and six months ended March 31, 2012 and 2013 respectively.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of March 31, 2013, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

13. Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the six months ended March 31, 2013 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2012	250,000	$20.90
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2013	250,000	$20.90	0.16 years	$-

Exercisable as of March 31, 2013	250,000	$20.90	0.16 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2013 ($1.18) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was $11.80 per share. The Company recorded non-cash share-based compensation expense of $12,548 and nil for the six months ended March 31, 2012 and 2013, and $136,912 and $70,241 for the three months ended March 31, 2012 and 2013, respectively, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses respectively.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of March 31, 2013, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

13. Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the six months ended March 31, 2013 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2012	328,671	$14.05
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2013	328,671	$14.05	3.25 years	$-

Exercisable as of March 31, 2013	246,503	$14.05	3.25 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2013 ($1.18) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was $12.30 per share. The Company recorded non-cash share-based compensation expense of $295,926 and of $156,823 for the six months ended March 31, 2012 and 2013 and $136,912 and $70,241 for the three months ended March 31, 2012 and 2013 respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of March 31, 2013, there were unrecognized compensation costs of $167,532 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.5 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

13. Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the six months ended March 31, 2013 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2012	15,000	$16.20
Exercised	-	-
Forfeited	(15,000)	16.20	4.74 years
Cancelled	-	-

Outstanding as of March 31, 2013	-	-	-	-

Exercisable as of March 31, 2013	-	-	-	-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2013 ($1.18) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was $14.30 per share. The Company recorded non-cash share-based compensation expense of $15,136 and nil for the six months ended March 31, 2012 and 2013 and $6,427 and nil for the three months ended March 31, 2012 and 2013, respectively in respect of share options granted on June 26, 2009 which was allocated to research and development expense.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	113.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of March 31, 2013, there were no unrecognized compensation costs related to the above non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

13. Share-based Compensation (continued)

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

A summary of share option plan activity for these options during the six months ended March 31, 2013 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2012	20,000	$12.15
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2013	20,000	$12.15	4.50 years	$-

Exercisable as of March 31, 2013	12,500	$12.15	4.50 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2013 ($1.18) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on April 8, 2010 was $7.05 per share. The Company recorded non-cash share-based compensation expense of $20,941 and $7,330 for the six months ended March 31, 2012 and 2013, respectively, and $10,425 and $2,820 for the three months ended March 31, 2012 and 2013, respectively, in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of March 31, 2013, there were unrecognized compensation costs of $1,373 related to the above non-vested share options. These costs are expected to be recognized in the third quarter of 2013.

(ii) Restricted Shares

Pursuant to the Plan and in accordance with the China BAK Battery, Inc. Compensation Plan for Non-Employee Directors, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of 100,000 restricted shares to the Chief Executive Officer, Mr. Xiangqian Li with a fair value of $14.05 per share on June 22, 2009. In accordance with the vesting schedule of the grant, the restricted shares will vest in twenty equal quarterly installments on the first day of each fiscal quarter beginning on October 1, 2009.

The Company recorded non-cash share-based compensation expense of $46,224 and $24,278 for the three months ended March 31, 2012 and 2013, respectively, in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

The Company recorded non-cash share-based compensation expense of $100,298 and $54,232 for the six months ended March 31, 2012 and 2013, respectively, in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of March 31, 2013, there was unrecognized stock-based compensation costs of $60,464 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 1.5 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the three and six months ended March 31, 2012 and 2013.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

14. Net Loss Per Share

The following is the calculation of net loss per share:

	Three months ended March 31,		Six months ended March 31,
	2012	2013	2012	2013
Net loss	$(15,628,048)	$(22,629,209)	$(17,447,802)	$(47,854,127)

Weighted average shares used in basic and
diluted computation	12,619,049	12,619,597	12,619,049	12,619,597

Loss per share – Basic and diluted	$(1.24)	$(1.79)	$(1.38)	$(3.79)

For the three months ended March 31, 2013, the outstanding 791,671 stock options and outstanding 30,000 restricted stock were anti-dilutive and excluded from diluted net loss per share. For the three months ended March 31, 2012, the outstanding 828,631 stock options and outstanding 60,000 restricted stock were anti-dilutive and excluded from diluted net loss per share.

For the six months ended March 31, 2013, the outstanding 791,671 stock options and outstanding 30,000 restricted stock were anti-dilutive and excluded from diluted net loss per share. For the six months ended March 31, 2012, the outstanding 838,831 stock options, outstanding 60,000 restricted stock was anti-dilutive and excluded from diluted net loss per share.

15. Fair Value of Financial Instruments

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

Measured on recurring basis

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts receivable, other receivables, short-term bank loans, long-term bank loans, other loan-term loan, other long-term payable, accounts and bills payable and other payables, approximate their fair values because of the short maturity of these instruments and the rate of interest of these instruments approximate the market rate of interest.

Measured on non-recurring basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis in certain circumstances. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For the three month ended March 31, 2012 and 2013, impairment changes of nil and $11.4 million, respectively, were incurred on the Company’s long-lived assets. For the six months ended March 31, 2012 and 2013, impairment charges of $2.7 million and $11.4 million, respectively, were incurred on the Company’s long-lived assets.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

16. Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2012 and March 31, 2013, the Company had the following contracted capital commitments:

	September 30,	March 31,
	2012	2013
For construction of buildings	$10,820,593	$317,186
For purchases of equipment	3,630,112	2,379,826

	$14,450,705	$2,697,012

(ii) Land Use Rights and Property Ownership Certificate

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. In February 5, 2010, the Company completed one part of the industrial campus construction and received the property and land use right certificate, however, the construction in the rest of the land was still not completed. As of March 31, 2013, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau regarding the rest of the land, there is a risk that the land use rights certificate will become invalid. However, management believes that this possibility, while present, is remote.

Pursuant to the land use rights certificate that the Company obtained relating to the Research and Development Test Centre being constructed in Shenzhen, the Company must complete at least 25% of the construction of the Research and Development Test Centre by September 30, 2008. On November 11, 2008 and May 27, 2009, the Company has signed two supplemental agreements with Shenzhen government to increase the dimensions of the Research and Development Test Centre. According to the supplemental agreements, the Company is required to complete the construction by May 6, 2011. According to the property ownership and land use rights certificate, such rights may not be pledged without the approval of the relevant government office. The Company is required to pledge its property ownership and land use rights certificate in relation to the Research and Development Test Centre to China Development Bank according to the loan agreement entered into with it. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank.

On March 26, 2012, the Company purchased new insurance policy for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the new insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for our manufacturing facilities at BAK Industrial Park is RMB663,612,000 (approximately $106.9 million) for the period from March 27, 2012 to July 26, 2013.

On July 2, 2012, upon the expiry of the existing insurance policy, the Company acquired a new insurance policy from Ping An Property & Casualty Insurance Company of China, Ltd. The insured amount for Company’s manufacturing facilities in Tianjin is RMB260,142,199 (approximately $41.9 million) for the period from July 2, 2012 to July 2, 2013.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

16. Commitments and Contingencies (continued)

(iii) Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees of bank borrowings with maximum obligation period of from one to three years to certain parties to the maximum extent as follows:

	September 30,	March 31,	Guarantee
Guarantee for	2012	2013	Period

Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,386,369	$-	4/1/2012-3/31/2013
Tianjin Huaxiahongyuan Ltd. - a non-related party	2,386,369	2,416,393	4/25/2012-4/25/2015
Shenzhen Yasu Technology Co. Ltd. - a non-related party	9,545,476	9,665,571	5/24/2012-6/25/2015
Shenzhen Langjin - a non-related party (Note5(b))	9,545,476	9,665,571	8/15/2011-8/14/2014
Tianjin BAK New Energy Research Institute Co., Ltd.- a related party	11,247,753	6,443,714	7/2/2012-10/15/2013
	$35,111,443	$28,191,249

Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin BAK”) is a company under the common control of Mr Xianqian Li, the Company’s CEO. During the quarter ended March 31, 2013, the Company has terminated a loan guarantee to Tianjin BAK to the extent of RMB 50,700,000 (US$ 8,167,408) upon repayment of the loan by Tianjin BAK on March 23, 2013

On October 15, 2012, Shenzhen BAK and BAK Tianjin entered into guarantee agreements with Bank of Dalian under which Shenzhen BAK and BAK Tianjin will guarantee Tianjin BAK, a related party, for bank borrowings to the extent of RMB 10,000,000 (approximately $1.6 million) under the guarantee period from October 15, 2012 to October 15, 2013.

The above guarantees are for the Company’s raw material suppliers except the related party Tianjin BAK New Energy Research Institute Co., Ltd. Shenzhen Tongli Hi-tech Co. Ltd is a battery case supplier, Shenzhen Yasu Technology Co. Ltd., Tianjin Huaxiahongyuan Ltd. and Shenzhen Langjin Technology Development Co. Ltd are the Company’s former chemical raw material suppliers. As of March 31, 2013,except for Shenzhen Langjin Technology Development Co. Ltd, the Company is not entitled to identify for any losses, damages and claimed arising from these guarantee.

On April 3, 2013, the Company entered into a guarantee agreement with Jilin Province Trust & Investment Co., Ltd, under which the Company agrees to guarantee loans to its chemical raw material supplier, Hubei Yanguang Energy Technology Co. Ltd., a non-related party, to the extent of RMB 30,000,000 (approximately US$ 4.83 million) that it owes to other parties. The guarantee period is from April 3, 2013 to April 2, 2014. The Company believes that Hubei Yanguang Energy Technology Co. Ltd owns assets including land use rights covering an area of approximately 1,330,000 square meters and buildings thereon in Hubei, the PRC, and should be financially capable to repay the above mentioned loans upon maturity in April 2014.

On January 5, 2013, the Company received a notice that the Shenzhen Langjin Technology Development Co. Ltd. had defaulted on their loan guaranteed by the Company and two other companies and demanded immediate payment of the full guaranteed amount RMB60,000,000 (US$9,665,571) from the Company and two other co-guarantors. As the two other co-guarantors had the ability to pay RMB14,000,000 (US$2,255,300) only, the Company was demanded to pay the remaining balance. As of March 31, 2013, the Company has paid China Agricultural Bank an amount of RMB46 million (US$7.4 million) , and received an amount of RMB9 million (US$1.5 million) that it claimed back from Shenzhen Langjin. On April 28, 2013, the Company received a further indemnification amount of RMB19 million (US$3.1million).

During the six months ended March 31, 2012 and 2013, the Company recorded a net loss arising from loan guarantees of nil and $2.8 million, respectively. During the three months ended March 31, 2012 and 2013, the Company recorded a reversal of the net loss arising from loan guarantees of nil and $4.6 million, respectively.

The management reviewed all the guarantees and assessed the fair value of the obligation arising from them and considered it is immaterial to the condensed consolidated financial statements except for the obligations relating to Shenzhen Langjin.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

16. Commitments and Contingencies (continued)

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

The Company's outstanding discounted and transferred bills as of September 30, 2012 and March 31, 2013 are summarized as follows:

	September 30,	March 31,
	2012	2013

Bank acceptance bills	$21,962,849	$41,002,935

17. Significant Concentrations

(a) Customers and Credit Concentrations

During the three months ended March 31, 2012, two customers accounted for 12% and 9% of the Company’s net revenue, respectively. During the three months ended March 31, 2013, two customers accounted for 10% and 8% of the Company’s net revenue, respectively.

During the six months ended March 31, 2013, one customer accounted for 12% of the Company’s net revenue. During the six months ended March 31, 2012, one customer accounted for 10% of the Company’s net revenue.

During the three and six months ended March 31, 2012 and 2013, there were no other customers that individually comprised 10% or more of the Company’s net revenue.

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2012 and March 31, 2013, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

18. Segment Information

The Company currently engages in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. During the three and six months ended March 31, 2013, the Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the six and three months ended March 31, 2012 and 2013 were as follows:

Net revenues by product:

	Three months ended March 31,				Six months ended March 31,
	2012		2013		2012		2013
		%		%		%		%

Aluminum-case cell	$11,689,808	35.6	$8,986,832	20.4	$45,940,596	44.0	$18,303,369	17.0
Battery pack	8,787,317	26.8	17,384,183	39.5	29,626,238	28.3	39,820,973	36.9
Cylindrical cells	7,621,166	23.2	10,692,127	24.2	20,594,056	19.7	30,291,672	28.1
Lithium polymer cells	2,343,344	7.2	2,916,123	6.6	4,977,013	4.8	9,851,606	9.1
High-power lithium battery cells	2,339,298	7.2	4,087,226	9.3	3,397,987	3.2	9,531,232	8.9
	$32,780,933	100	$44,066,491	100	104,535,890	100	$107,798,852	100

Net revenues by geographic area:

	Three months ended March 31,				Six months ended March 31,
	2012		2013		2012		2013
		%		%		%		%

PRC Mainland	$18,935,222	57.8	$35,508,879	80.5	$77,708,989	74.3	$84,503,460	78.4
PRC Taiwan	5,664,793	17.2	1,384,986	3.2	12,186,467	11.7	7,193,954	6.6
India	2,249,325	6.9	2,010,943	4.6	4,783,960	4.6	5,066,831	4.7
Hong Kong, China	3,072,734	9.4	2,333,305	5.3	5,483,517	5.2	6,330,677	5.9
Others	2,858,859	8.7	2,828,378	6.4	4,372,957	4.2	4,703,930	4.4
	$32,780,933	100	$44,066,491	100	104,535,890	100	$107,798,852	100

Substantially all of the Company’s long-lived assets are located in the PRC.

19. Subsequent Events

Pursuant to board resolution on April 2, 2013, the Company determined to close BAK Canada. On April 2, 2013, the Company appointed an official receiver for the related bankruptcy process.

On April 3, 2013, the Company entered into a guarantee agreement to provide a guarantee to Hubei Yanguang Energy Technology Co. Ltd, an unrelated third party to the extent of RMB30,000,000 (approximately $4.83 million).

On April 13, 2013, the Company terminated the employment agreement with the Company's Chief Financial Officer, Danny Pan, effective immediately. While the Company is seeking a new Chief Financial Officer, the Board of Directors of the Company has appointed Mr. Xiangqian Li, the Company's Chief Executive Officer, to serve as the Company's Interim Chief Financial Officer, Treasurer and Secretary.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles, or U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

During the second quarter of fiscal 2013, we continued the implementation of our business plan to expand our lithium-ion polymer and high-power lithium battery production capacity in response to evolving market demands. In particular, we developed and supplied cylindrical cell packs for use in high-capacity public-use electric vehicles as part of a strategic cooperation program for electric vehicle development with a major Taiwan-based automobile manufacturer. We are also expanding our prismatic cell production capacity through improving automatic production line for the smartphone market. During the transition period, we gradually reduced our supply to the replacement market. As a result, we have derived and expect to continue to derive an increasing portion of our revenues from other products.

We have experienced net losses during the past two fiscal years and for the current quarter ended March 31, 2013. We generated revenues of $44.1 million and $32.8 million for the three months ended March 31, 2013 and 2012, respectively, and net losses of $22.6 million and $15.6 million during the same periods, respectively. However, we believe that our accomplishments to date, as well as our business plan, will yield long-term growth of revenues and positive net income.

To help us finance and expand our operations, we had access to $217.2 million in short-term credit facilities, $24.1 million in long-term credit facilities and $38 million in other line of credit as of March 31, 2013. As of March 31, 2013, the principal outstanding amounts included short-term bank loans of $162.8 million under credit facilities and long-term bank loans of $15.9 million maturing in over one year, and bills payable of $68.8 million under credit facilities, leaving $31.9 million funds available under our credit facilities for additional cash needs.

We had a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior periods as of March 31, 2013 and significant short-term debt obligations maturing in less than one year. These factors raise substantial doubts about our ability to continue as a going concern. Accordingly, we have continued to develop a strategic plan. Under this plan, we will continue to increase our presence in the OEM market both domestically and internationally with more aggressive marketing strategies to expand and secure our market base. We will also continue to implement measures to reduce both manufacturing costs and operating expenses, improve profit margins as well as reduce receivable turnover days through stronger credit controls.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of our fiscal year ended March 31, 2013:

  Net revenues: Net revenues increased by $11.3 million, or 34.4%, to $44.1 million for the three months ended March 31, 2013, from $32.8 million for the same period in 2012.

  Gross loss: Gross loss was $3.6 million for the three months ended March 31, 2013, a decrease of $0.3 million from $3.9 million for the same period in 2012.

  Operating loss: Operating loss was $19.6 million for the three months ended March 31, 2013, an increase of $5.0 million from of $14.6 million for the same period in 2012.

  Net loss: Net loss was $22.6 million for the three months ended March 31, 2013, an increase of $7.0 million, or 44.8%, from $15.6 million for the same period in 2012.

  Fully diluted net loss per share: Fully diluted net loss per share was $1.79 for the three months ended March 31, 2013, as compared to $1.24 for the same period in 2012.

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

Government grant income. Government grant income mainly consisted of receipt of grants to fund certain lithium battery research projects and to subsidize the payment for land use rights of BAK Industrial Park. The Company recognized these grants as income when there were no longer any present or future obligations for the subsidized research projects arising from the receipt of such amount.

Finance costs, net. Finance costs consist primarily of interest income, interest on bank loans, net of capitalized interest, and bank charges.

Income taxes. Since Shenzhen BAK was acknowledged as a “New and High technology enterprise,” it is entitled to a preferential tax rate of 15% for each of the calendar years 2011, 2012 and 2013. BAK Electronics’ income tax rates were 11% and 24% for calendar years 2010 and 2011, respectively, and starting in calendar year 2012, it was subject to an income tax rate of 25%. BAK Electronics did not incur any enterprise income tax for the calendar year 2013 due to the current tax losses carried forward from calendar years 2011 and 2012. BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses. Our Canadian, German, Indian, and Hong Kong subsidiaries—BAK Canada, BAK Europe, BAK India and BAK International—are subject to profits tax in their respective countries at rates of 38%, 25%, 30%, and 16.5%, respectively. However, because they do not have any assessable income derived from or arising in those countries, they have not paid any such tax.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended
	March 31,		Change
	2013	2012		%
Net revenues	$44,066	$32,781	$11,285	34.4
Cost of revenues	47,619	36,651	10,968	29.9
Gross loss	(3,553)	(3,870)	317	(8.2)
Operating expenses:
Research and development expenses	1,336	1,848	(512)	(27.7)
Sales and marketing expenses	1,915	1,753	162	9.2
General and administrative expenses	4,622	6,691	(2,069)	(30.9)
Provision for / (recovery) of bad debt	(3,196)	421	(3,617)	(859.1)
Impairment charge on property, plant and equipment	11,396	-	11,396	-
Total operating expenses	16,073	10,713	5,360	50.0
Operating loss	(19,626)	(14,583)	(5,043)	34.6
Finance costs, net	(1,705)	(2,634)	929	(35.3)
Recovery of loss from loan guarantees	4,564	-	4,564	-
Government grant income	85	1,185	(1,100)	(92.8)
Other income	47	412	(365)	(88.6)
Income tax expenses	(5,994)	(8)	(5,986)	74,825.0
Net loss	$(22,629)	$(15,628)	$(7,001)	44.8

Net revenues. Net revenues were $44.1 million for the three months ended March 31, 2013, as compared to $32.8 million for the same period in 2012, an increase of $11.3 million, or 34.4% .

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2013	2012
Prismatic cells
Aluminum-case cells	$8,987	$11,690
Battery packs	17,384	8,787
Cylindrical cells	10,692	7,621
Lithium polymer cells	2,916	2,343
High-power lithium battery cells	4,087	2,340
Total	$44,066	$32,781

The following table sets forth the breakdown of our net revenues from reconditioned and normal products.

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31, 2013
	Reconditioned	Normal	Total revenue

Prismatic cells
Aluminum-case cells	$7,270	$1,717	$8,987
Battery packs	7,287	10,097	17,384
Cylindrical cells	-	10,692	10,692
Lithium polymer cells	316	2,600	2,916
High-power lithium battery cells	-	4,087	4,087
Total	$14,873	$29,193	$44,066

Net revenues from sales of aluminum-case cells decreased to $9.0 million in the three months ended March 31, 2013, from $11.7 million in the same period in 2012, a decrease of $2.7 million, or 23.2%, resulting from a decrease in sales volume of 4% accompanied by a decrease in our average selling price of 20%. This was mainly due to the adjustments in our marketing strategy to focus on high end markets and high-value customers thereby increasing sales of prismatic smartphone batteries and lithium-ion polymer smartphone batteries instead of the prismatic cells sold to the replacement market. The polymer batteries have a higher capacity and are safer than prismatic batteries and therefore more suitable for use in smartphones. This also led to a sharp drop in the price of prismatic cells. Thus, we gradually stopped producing prismatic cells for the replacement market and we are in a transition period to develop the high-end products and, during this transition period, we were disposing of reconditioned prismatic cells at a very low price. These cells were primarily prior returns from customers and we reconditioned them for sale to other customers, generally at a low price. During the three months ended March 31, 2013, sales of $14.6 million were generated from these reconditioned prismatic cells.

Net revenues from sales of battery packs increased to $17.4 million in the three months ended March 31, 2013, from $8.8 million in the same period in 2012, an increase of $8.6 million, or 97.8%. This resulted from an increase in sales volume of 58% as well as an increase in the average price of 25.2%. There was a strong market demand for our battery packs derived from the increased market demand for smartphones.

Net revenues from sales of cylindrical cells increased to $10.7 million in the three months ended March 31, 2013, from $7.6 million in the same period in 2012, an increase of $3.1 million, or 40.3% . This resulted from an increase in sales volume of 37% as well as an increase in our average selling price of 2%. The increase in sales volume was mainly attributable to the strong market demand and our effort to expand our market share.

We sold $2.9 million in lithium polymer cells for the three months ended March 31, 2013, compared to $2.3 million in lithium polymer cells in the same period in 2012, an increase of $0.6 million, or 26.1%, resulting from an increase in sales volume of 50.5%, offset by a decrease in the average selling price of 16.94%. The increase in sales volume was mainly due to the increased demand for our lithium polymer cells from the booming smartphone market. The selling price decreased this year due to clearance of reconditioned products during this period. During the three months ended March 31, 2013, sales of $0.3 million were generated from these reconditioned lithium polymer cells.

We also sold approximately $4.1 million in high-power lithium battery cells for the three months ended March 31, 2013, as compared to $2.3 million in high-power lithium battery cells in the same period in 2012, resulting from an increase in sales volume of 78.2%, offset by a decrease in the average selling price of 2.4%. The increase in sales was mainly due to the increased demand from the electric vehicle market, especially electric bicycles and electric car manufacturers. We reduced the selling price to attract new customers.

Cost of revenues. Cost of revenues increased to $47.6 million for the three months ended March 31, 2013, as compared to $36.7 million for the same period in 2012, an increase of $10.9 million, or 29.9%. The increase in cost of revenues was due to the increase in total sales volume, which increased by 28.8% to $41.6 million for the three month ended March 31, 2013 from $32.3 million in the same period in 2012. Included in cost of revenues was impairment of reconditioned inventories of $0.5 million for the three months ended March 31, 2013 and $5.8 million in the six months ended March 31, 2013. The Company had previously written down these products in prior periods whenever there was an indication and expectation that they were impaired. However, as the market conditions continued to deteriorate, further write downs were necessary.

Gross loss. Gross loss for the three months ended March 31, 2013 was $3.6 million, or 8.1% of net revenues, as compared to $3.9 million, or 11.8% of net revenues, for the same period in 2012. Such decrease was mainly due to the fact that we implemented a strategic plan to reduce our supply of low or negative gross margin products including the prismatic cells to the replacement market and instead focusing on high-end products. In addition, we are expanding sales of our lithium-ion polymer and high-power lithium batteries production which generate higher gross profit. However, we are still selling a significant amount of low priced and reconditioned products with low or even negative gross margin as a result of the impairment of inventory due to the severe market competition.

Research and development expenses. Research and development expenses decreased to $1.3 million for the three months ended March 31, 2013, as compared to $1.8 million for the same period in 2012, representing a decrease of $0.5 million, or 27.7% . This decrease was mainly due to the cost reduction policy and specifically, a decrease in patent fees of approximately $0.07 million, a decrease in fuel and power fees of approximately $0.05 million and a decrease in certification fees of $0.09 million.

Sales and marketing expenses. Sales and marketing expenses increased to $1.9 million for the three months ended March 31, 2013, as compared to $1.8 million for the same period in 2012, representing an increase of $0.1 million, or 9.2%, primarily due to the increase in transportation and packing expenses of $0.4 million. As a percentage of revenues, sales and marketing expenses decreased to 4.3% for the three months ended March 31, 2013, from 5.3% for the same period in 2012, primarily due to the increase in net revenues.

General and administrative expenses. General and administrative expenses decreased to $4.6 million, or 10.5% of revenues, for the three months ended March 31, 2013, as compared to $6.7 million, or 20.41% of revenues, for the same period in 2012, representing a decrease of $2.1 million, or 30.9% . We implement a cost control policy to reduce such expenses.

Provision for (recovery of) bad debt. We recorded a recovery of bad debt of $3.2 million for the three months ended March 31, 2013 owing to our efforts to collect long outstanding receivables. We recorded a provision for bad debt of $0.4 million in the three months ended March 31, 2012.

Impairment charge. We recognized a property, plant and equipment impairment charge totaling $11.4 million for the three months ended March 31, 2013, as compared to no such impairment charge for the same period in 2012. During the course of our strategic review of our operations for the three months ended March 31, 2013, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $11.4 million, from an assessment that the total net book value of property, plant and equipment was lower than their discounted cash flows expected to be generated from our production facilities in Shenzhen primarily for the production of aluminum-case cells.

Operating loss. As a result of the above, our operating loss totaled $19.6 million for the three months ended March 31, 2013, as compared to $14.6 million for the same period in 2012. As a percentage of net revenues, our operating loss was 44.5% for the three months ended March 31, 2013, as compared to 44.5% for the same period in 2012.

Finance costs, net. Finance costs, net, decreased to $1.7 million for the three months ended March 31, 2013, as compared to $2.6 million for the same period in 2012, a decrease of $0.9 million, or 35.3% . The decrease in net finance costs is mainly attributable to the decrease in interest rates and a higher proportion of capitalized interest on the higher level of construction in progress in the quarter ended March 31, 2013 as compared to the same period last year.

Reversal of loss arising from loan guarantees. Shenzhen Langjin Technology Development Co. Ltd., or Shenzhen Langjin, has defaulted on bank loans guaranteed by us and we paid an aggregate amount of $7.4 million to the bank. As of March 31, 2013, we expected to recover at least $4.6 million from Shenzhen Langjin. A reversal of loss arising from loan guarantees of $4.6 million was recognized in three months ended March 31, 2013.

Government grant income / Other (expenses)/income. Government grant income was approximately $85,000 and other income was approximately $47,000 for the three months ended March 31, 2013, as compared to government grant income of $1.2 million and other income of $0.4 million for the same period in 2012.

Income tax expense. Income tax expense was approximately $6.0 million for the three months ended March 31, 2013, as compared to approximately $8,000 for the same period in 2012. This was mainly due to the valuation allowance of approximately $5.8 million on deferred income tax assets arisng on tax losses primarily before the fiscal year 2012. Since we continued to experience significant losses for the current quarter ended March 31, 2013, we are uncertain that we can generate sufficient profit to claim these deferred income tax benefit in the future.

Net loss. As a cumulative result of the foregoing, we had a net loss of $22.6 million for the three months ended March 31, 2013, compared to $15.6 million for the three months ended March 31, 2012.

Comparison of Six Months Ended March 31, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended
	March 31,		Change
	2013	2012		%
Net revenues	$107,799	$104,536	$3,263	3.1
Cost of revenues	115,590	94,375	21,215	22.5
Gross (loss) / profit	(7,791)	10,161	(17,952)	(176.7)
Operating expenses:
Research and development expenses	2,904	3,092	(188)	(6.1)
Sales and marketing expenses	4,103	3,710	393	10.6
General and administrative expenses	10,657	9,221	1,436	(15.6)
(Recovery of) provision for bad debt	(2,142)	3,681	(5,823)	(158.2)
Impairment charge on property, plant and equipment	11,396	2,708	8,688	320.8
Total operating expenses	26,918	22,412	4,506	20.1
Operating loss	(34,709)	(12,251)	(22,458)	183.3
Finance costs, net	(4,439)	(5,517)	1,078	(19.5)
Loss arising from loan guarantees	(2,811)	-	(2,811)	-
Government grant income	188	2,010	(1,822)	(90.6)
Other (expense)/income	(56)	432	(488)	(113.0)
Income tax expenses	(6,027)	(2,122)	(3,905)	184.0
Net loss	$(47,854)	$(17,448)	$(30,406)	174.3

Net revenues. Net revenues were $107.8 million for the six months ended March 31, 2013, as compared to $104.5 million for the same period in 2012, an increase of $3.3 million, or 3.1% .

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Six Months Ended March 31,
	2013	2012
Prismatic cells
Aluminum-case cells	$18,303	$45,941
Battery packs	39,821	29,626
Cylindrical cells	30,292	20,594
Lithium polymer cells	9,852	4,977
High-power lithium battery cells	9,531	3,398
Total	$107,799	$104,536

The following table sets forth the breakdown of our net revenues from reconditioned and normal products.

(All amounts in thousands of U.S. dollars)

	Six Months Ended March 31, 2013
	Reconditioned	Normal	Total
	sales	sales	sales

Prismatic cells
Aluminum-case cells	$12,995	5,308	18,303
Battery packs	10,193	29,628	39,821
Cylindrical cells	-	30,292	30,292
Lithium polymer cells	5,912	3,940	9,852
High-power lithium battery cells	-	9,531	9,531
Total	$29,100	78,699	107,799

Net revenues from sales of aluminum-case cells decreased to $18.3 million in the six months ended March 31, 2013, from $45.9 million in the same period in 2012, a decrease of $27.6 million, or 60.2%, resulting from a decrease in sales volume of 24% accompanied by a decrease in our average selling price of 48.0%. This was mainly due to the adjustments in our marketing strategy to focus on high end products thereby increasing sales of lithium-ion polymer smartphone batteries and reducing sales of aluminum-case cells. We gradually reduced the production of prismatic cells for replacement market and we are in a transition period to develop the high-end products. During this transition period, we were disposing reconditioned prismatic cells at a very low price. These cells were primarily prior returns from customers and we reconditioned them for sale to other customers, generally at a low price. During the six months ended March 31, 2013, sales of $23.2 million were generated from these reconditioned prismatic cells.

Net revenues from sales of battery packs increased to $39.8 million in the six months ended March 31, 2013, from $29.6 million in the same period in 2012, an increase of $10.2 million, or 34.4%. This resulted from an increase in sales volume of 49%, offset partially by a decrease in the average selling price of 10% due to the clearance of reconditioned products with a sales amount of $10.2 million during this period.

Net revenues from sales of cylindrical cells increased to $30.3 million in the six months ended March 31, 2013, from $20.6 million in the same period in 2012, an increase of $9.7 million, or 47.1% . This resulted from an increase in sales volume of 44% and an increase in our average selling price of 2%. The increase in both price and sales volume was mainly attributable to the strong market demand and our efforts to expand our market share.

We sold $9.9 million in lithium polymer cells for the six months ended March 31, 2013, compared to $5.0 million in lithium polymer cells in the same period in 2012, an increase of $4.9 million, or 98.0%, resulting from an increase in sales volume of 105% offset by a decrease in the average selling price 4%, The increase in sales volume and the drop in selling price was mainly due to the clearance of reconditioned products with a sales amount of $5.9 million during this period.

We also sold approximately $9.5 million in high-power lithium battery cells for the six months ended March 31, 2013, as compared to $3.4 million in high-power lithium battery cells in the same period in 2012, an increase of $6.1 million, or 180.5%, resulting from an increase in sales volume of 170% accompanied with an increase in the average selling price of 4%. This was mainly due to the increased demand from the electric vehicle market, especially electric car manufacturers.

Cost of revenues. Cost of revenues increased to $115.6 million for the six months ended March 31, 2013, as compared to $94.4 million for the same period in 2012, an increase of $21.2 million, or 22.5%. The increase in cost of revenues was due to the increased sales volume and increasesd unit cost. The sales volume increased by $11.9 million or 14.6% to $93.4 million for the six month ended March 31, 2013 from $81.5 million for the same period in 2012. Included in cost of revenues was write downs of reconditioned inventories of $10.2 million for the six month ended March 31, 2013. The Company already had written down these products in prior periods whenever there was an indication and expectation that they were impaired. However, as the market condition continued to deteriorate, further write downs of $25.8 million were recorded in the six months ended March 31, 2013.

Gross loss. Gross loss for the six months ended March 31, 2013 was $7.8 million, or 7.2% of net revenues, as compared to gross profit of $10.2 million, or 9.7% of net revenues, for the same period in 2012. Such increase of gross loss was largely due to the significant decrease in sales of aluminum- case cells and the sale of low priced reconditioned products with low or even negative gross margin as a result of the severe market competition.

Research and development expenses. Research and development expenses decreased to $2.9 million for the six months ended March 31, 2013, as compared to $3.1 million for the same period in 2012, a decrease of $0.2 million, or 6.1%. This decrease was mainly due to the cost reduction policy included in our turnaround plan. As result, the utility, travelling and other sundry expenses used for R&D projects decreased by $0.41 million or 41%.

Sales and marketing expenses. Sales and marketing expenses increased to $4.1 million for the six months ended March 31, 2013, as compared to $3.7 million for the same period in 2012, representing an increase of $0.4 million, or 10.6%, primarily due to the increase in transportation and packing expenses of $0.7 million. As a percentage of revenues, sales and marketing expenses increased to 3.8% for the six months ended March 31, 2013, from 3.6% for the same period in 2012.

General and administrative expenses. General and administrative expenses increased to $10.7 million, or 9.9% of revenues, for the six months ended March 31, 2013, as compared to $9.2 million, or 8.8% of revenues, for the same period in 2012, representing an increase of $1.4 million, or 15.6% . The increase was due to an increase in welfare expenses.

Provision for (recovery of) bad debt. We recorded a recovery of bad debt of $2.1 million for the six months ended March 31, 2013 owing to our efforts to collect long outstanding receivables. We recorded a provision for bad debt of $3.7 million in the six months ended March 31, 2012.

Impairment charge. We recognized a property, plant and equipment impairment charge totaling $11.4 million for the six months ended March 31, 2013, as compared to a $2.7 million impairment charge for the same period in 2012. During the course of our strategic review of our operations for the six months ended March 31, 2013 and 2012, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $11.4 million and $2.7 million, respectively, from an assessment that the total net book value of assets was lower than their discounted cash flows expected to be generated from our production facilities in Shenzhen primarily for the production of aluminum-case cells.

Operating loss. As a result of the above, our operating loss totaled $34.7 million for the six months ended March 31, 2013, as compared to $12.3 million for the same period in 2012. As a percentage of net revenues, our operating loss was 32.2% for the six months ended March 31, 2013, as compared to 11.7% for the same period in 2012.

Finance costs, net. Finance costs, net, decreased to $4.4 million for the six months ended March 31, 2013, as compared to $5.5 million for the same period in 2012, a decrease of $1.1 million, or 19.5% . The decrease is mainly because interest rates dropped and we capitalized approximately $1.4 million of our loan interest for the six months ended March 31, 2013 while we capitalized approximately $0.7 million in the same period of 2012, mainly in relation to our increased investment in construction in progress.

Loss arising from loan guarantees / Government grant income / Other (expenses)/income. Government grant income was approximately $0.2 million and other expenses were approximately $56,000 for the six months ended March 31, 2013, as compared to government grant income of $2.0 million and other income of $0.4 million for the same period in 2012. Shenzhen Langjin had defaulted on bank loans guaranteed by us and we paid an aggregate amount of RMB 46.0million (approximately $7.4 million) to the bank. As of March 31, 2013, we expected to recover at least $ 4.6 million from Shenzhen Langjin. A loss of $2.8 million was recognized in the six months ended March 31, 2013.

Income tax expense. Income tax expense was approximately $6.0 million for the six months ended March 31, 2013, as compared to $8,000 for the same period in 2012. This was mainly due to the valuation allowance totaling 5.8 million on deferred income tax assets arising on tax losses primarily before the fiscal year 2012. Since we continued to experience significant losses for the current quarter ended March 31, 2013, we are uncertain that we can generate sufficient profit to claim these deferred tax income benefit in the future.

Net loss. As a cumulative result of the foregoing, we had a net loss of $47.9 million for the six months ended March 31, 2013, compared to $17.4 million for the six months ended March 31, 2012.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, long-term bank loans and bills payable under bank credit agreements, factoring of bills receivable to banks and issuance of capital stock. As of March 31, 2013, we had cash and cash equivalents of $7.2 million. In addition, we had pledged deposits amounting to $9.0 million. Typically, banks will require borrowers to maintain deposits of approximately 30% to 75% of the outstanding bills payable. The individual bank loans have maturities ranging from six to twelve months which coincide with the periods the cash remains pledged to the banks.

As of March 31, 2013, we had access to $217.3 million in short-term credit facilities and $24.1 million in long-term credit facilities. The principal outstanding loan amounts included short-term bank loans of $162.8 million under credit facilities and long-term bank loans of $15.9 million maturing in over one year, and bills payable of $41.3 million under credit facilities, leaving $30.1 million of short-term and $1.8 million of long-term funds available under our credit facilities for additional cash needs.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows

(All amounts in thousands of U.S. dollars)

	Six Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$19,874	$14,782
Net cash (used in) investing activities	(30,300)	(7,060)
Net cash provided by (used in) financing activities	8,333	(16,058)
Effect of exchange rate changes on cash and cash equivalents	25	157
Net decrease in cash and cash equivalents	(2,068)	(8,179)
Cash and cash equivalents at beginning of the period	9,272	24,858
Cash and cash equivalents at end of the period	$7,204	$16,679

Operating Activities

Net cash provided by operating activities was $19.8 million in the six months ended March 31, 2013, as compared with $14.8 million in the same period in 2012. The increase of $5.0 million in net cash provided by operating activities was mainly attributable to the stricter sales collection policy we implemented this year resulting more collection on trade receivables.

Investing Activities

Net cash used in investing activities increased to $30.3 million in the six months ended March 31, 2013, from $7.1 million in the same period in 2012. The net cash used in investing activities for the six months ended March 31, 2013 was mainly used for the R&D centre construction and the expansion of our polymer production lines and automatic prismatic production lines. In addition, there was a net payment of $5.8 million in relation to a loan guarantee.

Financing Activities

Net cash provided by financing activities was $8.3 million in the six months ended March 31, 2013, compared with net cash used in financing activities of $16.1 million in the same period in 2012. The increase in bank borrowings of $101 million in the six months ended March 31, 2013 was offset by repayment of bank borrowing of $99.5 million and repayment of loans of $2.2 million from related parties. In the same period of 2012, there was a net increase in bank borrowings of $95.3 million, offset by a decrease in repayment of bank loans of $111.4 million. In addition, we obtained long term loan payable approximately $8.2 million for the six months ended March 31, 2013.

As of March 31, 2013, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

		Amount
		Borrowed
	Maximum	(includes bank
	Amount	loans and bills
	Available	payable)
Short-term credit facilities:
Agricultural Bank of China	$67,659	$67,659
Shenzhen Development Bank	28,997	20,137
China CITIC Bank	12,082	8,055
Bank of China	64,437	59,924
China Bohai Bank	12,887	6,444
Tianjin Branch, Bank of Dalian	31,188	24,925
Subtotal—Short-term credit facilities	$217,250	$187,144
Long-term credit facilities:
China Development Bank	24,164	22,343
Subtotal—Long-term credit facilities	$24,164	$22,343
Other Lines of Credit:
Shenzhen Branch, Bank of China	35,441	35,441
Agricultural Bank of China	1,787	1,787
Tianjin Branch, China Bohai Bank	808	808
Subtotal—Other lines of credit	$38,036	$38,036
Total	$279,450	$247,523

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $162.8 million, long term bank loans of $15.9 million and bills payable of $68.8 million. For the purpose of presentation, the effect of increases in the bills payable balance is included in operating activities in the statements of cash flows.

During the six months ended March 31, 2013, we repaid borrowings under loans totaling approximately $99.5 million and borrowed amounts totaling approximately $101.0 million. The material financing terms of these borrowings are described below.

On November 27, 2012, we renewed a comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch to provide a one-year term credit facilities amount of RMB 420 million (approximately $67.7 million). New loans may be drawn under this credit facility from November 27, 2012 through November 25, 2013, with the term of the loan established at the time each new loan is drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from the bank to renew long-term loans that are subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with the bank relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to the bank relative to its indebtedness to all financial institutions combined. The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with the bank or applicable financial institutions and the amount of foreign currencies deposited with the bank or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of the bank prior to the expiration of all loans under this credit facility. The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li, BAK International and BAK Tianjin. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park, as well as certain machinery. As of March 31, 2013, we had twelve outstanding short-term loans under the comprehensive credit facility totaling approximately $64.5 million, that carried annual interest at 110% of the benchmark rate of the People’s Bank of China, or PBOC, adjusted quarterly. Each of the loan agreements specifically provided for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. We had also borrowed $3.2 million of notes payable under this credit facility agreement as of March 31, 2013.

We have a comprehensive credit facility agreement with PingAn Bank (fka, Shenzhen Development Bank), Longgang Branch to provide a maximum loan amount of RMB 180 million (approximately $29.0 million). Loans may be drawn at any time from June 5, 2012 to May 31, 2013 and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and also was secured by $24.2 million of inventory and $22.2 million of equipment. As of March 31, 2013, we had two outstanding loans of approximately $20.1 million in total. The first loan, dated July 10, 2012, of approximately $3.2 million, carries annual interest at 105% of the benchmark rate of the PBOC on the date of the loan agreement and is adjusted quarterly, and is repayable on July 10, 2013. The second loan, also dated July 10, 2012, of approximately $17.7 million, carries annual interest at the benchmark rate of the PBOC on the date of the loan agreement and is adjusted quarterly, and is repayable on July 9, 2013. We repaid RMB 5,000,000 (approximately $0.8 million) of the first loan on January 31, 2013.

We have a comprehensive credit facility agreement with Shenzhen Branch, China CITIC Bank to provide a maximum loan amount of RMB 75 million (approximately $12.1 million). Loans may be drawn at any time from June 13, 2012 to June 13, 2013 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of March 31, 2013, we had borrowed $8.1 million under two loan agreements. The first loan, of approximately $6.5 million, is under a loan agreement dated June 20, 2012, that bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and is due June 20, 2013. The second loan, of approximately $1.6 million, is under a loan agreement dated June 29, 2012, that bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and is due June 29, 2013.

On July 3, 2012, we renewed a comprehensive credit facility agreement with Shenzhen Longgang Branch, Bank of China to provide a maximum loan amount of RMB 400 million (approximately $64.4 million). Loans may be drawn at any time from July 3, 2012 to July 3, 2013 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of March 31, 2013, we had borrowed approximately $32.2 million under a loan agreement, dated August 3, 2012. This loan bears an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement, which is subject to an adjustment every 12 months, and is due August 3, 2013. We also had borrowed $27.7 million of notes payable under this credit facility agreement. In addition, we borrowed approximately $10.4 million under a number of loan certificates separate from the credit facility, at the interest rate of 5.88%, and repayable on certain dates from April 10, 2013 to July 5, 2013. We also had $25.0 million of notes payable separated from the credit facility.

As of March 31, 2013, we had also borrowed $0.8 million of notes payable outside any credit facility from China Bohai Bank , Tianjin Branch.

On May 29, 2012, we entered into a comprehensive credit facility agreement with Tianjin Branch, China Bohai Bank to provide a maximum amount of RMB80 million (approximately $12.9 million). Loans may be drawn at any time over the period from May 29, 2012 to May 28, 2013 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Shenzhen BAK. As of March 31, 2013, we had borrowed approximately $6.4 million under a loan agreement, dated May 29, 2012. The loan bears an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement, which is adjusted in line with the adjustment of the benchmark rate, and due May 28, 2013.

On November 16, 2012, we renewed a comprehensive credit facility agreement with Tianjin Branch, Bank of Dalian, to provide a maximum loan amount of RMB 73.6 million (approximately $11.9 million). Loans may be drawn at any time over the period from November 21, 2012 to November 20, 2013 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Shenzhen BAK, Tianjin BAK New Energy Research Institute Co., Ltd., or Tianjin New Energy, Mr. Xiangqian Li and his wife Ms. Xiaoqiu Yu. As of March 31, 2013, we had a loan of approximately $8.0 million under a loan agreement dated November 22, 2012, bearing annual interest at 115% of the benchmark rate of the PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate, repayable on November 20, 2013. In addition, we borrowed approximately $0.15 million under two loan agreements under this credit facility agreement. The first loan, dated October 29, 2012, is in the amount of RMB 0.51million (approximately $0.08 million) and bears annual interest of 5.28%, and was due January 28, 2013. We repaid the loan on January 28, 2013. The second loan, dated December 10, 2012, is in the amount of RMB 0.4 million (approximately $0.07 million) and bears monthly interest of 4.4%, and is due March 11, 2013. We repaid the loan on March 11, 2013. Tianjin New Energy is a company established in China and mainly engages in the business of researching, developing and selling new energy related materials. Approximately 59% of the equity interest in Tianjin New Energy is currently owned by Mr. Li.

On February 1, 2013, we entered into a comprehensive credit facility with Tianjin Branch, Bank of Dalian, to provide a maximum loan amount of RMB 120.0 million (approximately $19.3 million). Loans may be drawn at any time over the period from January 28, 2013 to January 27, 2014 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Mr. Xiangqian Li and his wife Ms. Xiaoqiu Yu. As of March 31, 2013, we had a loan of approximately $6.5 million under two loan agreements. The first loan, dated February 1, 2013, is in amount of RMB 40,000,000 (approximately 6.4 million), bearing annual interest at 115% of the benchmark rate of the PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate, repayable on January 27, 2014. The second loan, dated February 25, 2013, is in the amount of RMB 424,636 (approximately $0.07 million) and bears monthly interest of 4.4% and is due May 23, 2013. We had also borrowed $10.3 million of notes payable under this credit facility agreement.

We have a six-year long-term loan agreement expiring on February 9, 2016 of RMB 150 million (approximately $24.1 million) with Shenzhen Branch, China Development Bank. The loan proceeds must be used for the construction of our Research & Development Test Centre in Shenzhen. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li. As of March 31, 2013, we had borrowed approximately RMB138.7 million (or approximately $22.3 million) in ten loans under this agreement, and bearing annual interest of 6.878%, adjusted monthly. The repayment plans based on the long-term bank loan agreement is repayable RMB 10 million (or approximately $1.6 million) on November 21, 2012 (has been paid timely), RMB 20 million (or approximately $3.2 million) on May 21, 2013, RMB 20 million (or approximately $3.2 million) on November 21, 2013, RMB 20 million (or approximately $3.2 million) on May 21, 2014, RMB 25 million (or approximately $4.0 million) on November 21, 2014, RMB 25 million (or approximately $4.0 million) on May 21, 2015 and the rest of the loan amount on February 9, 2016. The bank has not charged any interest or penalties relating to the portion of the loan that we have not drawn in accordance with the loan agreement’s borrowing schedule and has advised us that we are not required to repay the loans in accordance with the loan agreement’s repayment schedule, and we may instead follow the repayment schedule indicated by each loan’s loan certificate reflected in this paragraph.

On December 28, 2011, Shenzhen BAK entered into a loan agreement with Shenzhen BAK Haoze Investment Co., Ltd., or Shenzhen Haoze, under which Shenzhen Haoze extended a loan in an amount of RMB1,750,000 (approximately $278,410) to Shenzhen BAK as working capital, which loan is non-interest bearing and unsecured. The loan matures on December 27, 2013. Shenzhen Haoze is a company established in China and mainly engages in the business of industry investment and investment consultation. Approximately 96% of the equity interest in Shenzhen Haoze is currently owned by Mr. Xiangqian Li. As of March 31, 2013, Shenzhen BAK had paid off the above loan.

On July 12, 2012, Shenzhen BAK entered into a loan agreement with Tianjin New Energy, under which Tianjin New Energy extended a loan in an amount of RMB 10,000,000 (approximately $1,590,913) to Shenzhen BAK as working capital, which loan is non-interest bearing and unsecured. The loan matures on July 11, 2014. Shenzhen BAK repaid RMB 4,054,500 (approximately $645,036 ) of the loan on July 17, 2012, reducing the balance of the loan to RMB 5,945,500 (approximately $ 945,877). On November 14, 2012, Shenzhen BAK repaid another RMB 2,706,706 (approximately $430,613) of the above loan. As of March 31, 2013, Shenzhen BAK had paid off the rest of the above loans.

On October 16, 2012, Shenzhen BAK entered into a loan agreement with Tianjin New Energy, under which Tianjin New Energy extended a loan in an amount of RMB8,600,000 (approximately $1,368,185) to Shenzhen BAK as working capital, which loan is non-interest bearing, unsecured and repayable on demand. As of October 16, 2012, the total amount of non-interest loans between Shenzhen BAK and Tianjin New Energy was RMB 11,838,794 (approximately $1,899,891). As of March 31, 2013, the total amount of non-interest loans between Shenzhen BAK and Tianjin New Energy was RMB 552,509 (approximately $89,005).

We believe that our current cash and cash equivalents and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We believe that we are in good relationship with banks and will be able to renew the short-term debt if necessary. As of March 31, 2013, we had $31.9 million of funds available under our credit facilities for additional cash needs. We will continue to implement our turnaround plans to improve our operations. We will also expect to continue to obtain government grant income with respect to the R&D project “Key Materials, Battery and Battery Pack for use in Electric Vehicles”. In addition, we expect to receive rental income from the R&D centre building starting from the third quarter of fiscal year 2013, which will generate a positive cash flow. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash and amount available under existing credit facilities is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from lending institutions. And we also will continue to reinforce our efforts to improve the collection of receivables and consider strategic asset dispositions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Capital Expenditures

We incurred capital expenditures of $20.0 million and $10.5 million in the six months ended March 31, 2013 and 2012 respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construct our Research and Development Test Centre in Shenzhen, China. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Six Months Ended March 31,
	2013	2012
Construction costs	$19,244	$2,492
Purchase of equipment and intangible assets	765	8,024
Total capital expenditure	$20,009	$10,516

We estimate that our total capital expenditures in fiscal year 2013 will reach approximately $22.7 million. Such funds will be used to purchase manufacturing equipment for the expansion of our polymer production lines and automatic prismatic production lines and for the construction of our Research and Development Test Centre at our Shenzhen facility.

As of March 31, 2013, we had substantially completed construction of manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls, and administrative offices comprising 284,160 square meters at the following locations: Shenzhen (218,178 square meters) and Tianjin (65,982 square meters). Land use rights certificates have been obtained on these properties and applications for property ownership certificates are in process with the relevant governmental authorities in China.

Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations and commercial commitments as of March 31, 2013:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than			More
					than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Short-term bank loans	$162,786	$162,786	$-	$-	$-
Bills payable	68,838	68,838	-	-	-
Long-term bank loans	15,899	-	15,899	-	-
Other long-term loans	15,930	-	15,930	-	-
Capital commitments	2,697	2,697	-	-	-
Future interest payment on short-term bank loans	6,294	6,294	-	-	-
Future interest payment on long-term bank loans	3,433	-	3,433	-	-
Total	$275,877	$240,615	$35,262	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2013.

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

As of March 31, 2013, we provided guarantees for the following non-related parties: Tianjin Huaxiahongyuan Co. Ltd, Shenzhen Yasu Technology Co. Ltd, Shenzhen Langjin Technology Co., Ltd. The maximum amount of our exposure for these guarantees was $23.4 million at March 31, 2013. On January 5, 2013, Agricultural Bank of China informed the Company that Shenzhen Langjin Technology Co., Ltd. had defaulted on the loan guaranteed by China BAK and two other companies, and demanded a payment of the full guaranteed amount of RMB 60,000,000 (approximately $9,665,571) from China BAK and two other co-guarantors. As the two other co-guarantors only had the ability to pay RMB 14,000,000 (approximately $2,255,300), China BAK was demanded to pay the remaining guaranteed amount. As of March 31, 2013, China BAK had paid the remaining guaranteed amount as well as the accrued interest in an aggregate amount of RMB 46 million (approximately $7.4 million). As of March 31, 2013, China BAK had received RMB 9.4 million (approximately $1.5 million) from Shenzhen Langjin. In April, 2013, China BAK successively received a further indemnification of RMB 19 million (approximately $3.1 million).

In addition, on March 24, 2011, Shenzhen BAK entered into a guarantee agreement with Jilin Province Trust & Investment Co., Ltd., or Jilin Trust & Investment, under which Shenzhen BAK agreed to guarantee a loan of Tianjin New Energy in a total amount of RMB50,700,000 (approximately $8.1 million) that it borrowed from Jilin Trust & Investment. Mr. Li and his wife also entered into a guarantee agreement with Jilin Trust & Investment under which they pledged all of their personal assets to Jilin Trust & Investment to provide unlimited liability guarantees for the loan. Shenzhen BAK has terminated its guarantee obligations as Tianjin New Energy repaid the loan on the maturity date of March 23, 2013. Tianjin New Energy is a related party of the company under the control of Mr. Li. However, Tianjin New Energy is not engaged in the business that competes with the Company and did not have any transactions with the Company except for the guarantee relationship between them.

On July 2, 2012, Shenzhen BAK also entered into a guarantee agreement with Bank of Dalian, under which Shenzhen BAK agreed to guarantee a loan of Tianjin New Energy in a total amount of RMB20,000,000 (approximately $3.2 million) that it borrowed from Bank of Dalian. In addition, Mr. Li entered into a guarantee agreement with Bank of Dalian and assumed joint and several liabilities to guarantee the loan. Shenzhen BAK expects to terminate its guarantee obligations when Tianjin New Energy repays the loan on the maturity date of July 2, 2013.

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

Shenzhen BAK believes that Tianjin New Energy owns sufficient assets, including buildings measuring 24,000 square meters and land use rights over a parcel of land of 233,450 square meters, to repay the above loans that totaled RMB30,000,000(approximately $4.8 million) without incurring Shenzhen BAK’s guarantor liability.

Critical Accounting Policies

Our condensed consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our chief executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and as a result of the material weakness discussed below, our chief executive officer and interim chief financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2013 were not effective becuase:

  We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

  Currently, we do not have an “audit committee financial expert” as defined by the rules and regulations of the SEC serving as a member of our Audit Committee. On February 27, 2013, Charlene Spoede Budd resigned as a member of the Board of Directors of the Company and as the Chairman of the Board’s Audit Committee.

In order to cure the foregoing material weakness, we are taking the following remediation measures:

  We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience; and

  We are also seeking an appropriate independent director who is qualified as an “audit committee financial expert” as defined by the rules and regulations of the SEC to serve as the Chairman of our Audit Committee.

Although we intend to complete the remediation of the material weaknesses discussed above before June 30, 2013, we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Changes in Internal Controls over Financial Reporting

Except for the matters described above, there was no change in our internal controls over financial reporting that occurred during the second quarter of fiscal 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of fiscal 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the second quarter of fiscal 2013.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.      OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.      EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2013		CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer and Interim
Chief Financial Officer
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