Form 10-Q/A
period 2013-03-31
CHINA BAK BATTERY INC
filed 2013-07-15
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
(Amendment No. 1)
_____________________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-32898

CHINA BAK BATTERY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0442833
-------------------------------------	-----------------------------
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

     BAK Industrial Park
No. 1 BAK Street
Kuichong Town, Longgang District
Shenzhen 518119
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86-755) 6188-6818, ext. 6856
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No __

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X    No __

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]    Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [x]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No   X

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2013 is as follows:

Class of Securities	Shares Outstanding
--------------------------------	-------------------------------
Common Stock, $0.001 par value	12,619,597

Explanatory Note

This Amendment No. 1 to China BAK Battery, Inc.’s Form 10-Q filed on May 20, 2013 for the six months ended March 31, 2013 is being filed to include dated and signed certifications consistent with the requirements of Item 601(B)(31) and (32) of Regulation S-K and Rule 13a-14(a) and (b) or Rule 15d-14(a) and (b). This Amendment No. 1 contains only the exhibits to the original Form 10-Q that are being amended. The exhibits to the Form 10-Q as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS.

EXHIBITS.

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: July 15, 2013

CHINA BAK BATTERY INC.

By: /s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer and
Interim Chief Financial Officer
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.