Form 10-Q
period 2013-06-30
CHINA BAK BATTERY INC
filed 2013-08-19
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

86-755) 6188-6818, ext. 6856
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 16, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,619,597

Quarterly Report on Form 10-Q
Period Ended June 30, 2013

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE, 2013 AND 2012

Contents	Page(s)
Condensed Consolidated Balance Sheets as of September 30, 2012 and June 30, 2013 (unaudited)	F-2
Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012 (unaudited)	F-4
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended June 30, 2013 and 2012 (unaudited)	F-5
Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012 (unaudited)	F-6
Notes to the Condensed Consolidated Financial Statements (unaudited)	F-7-F-35

China BAK Battery, Inc. and subsidiaries
Condensed consolidated balance sheets
As of September 30, 2012 and June 30, 2013
(In US$)

		September 30,	June 30,
		2012	2013
	Note		(Unaudited)

Assets
Current assets
Cash and cash equivalents		$9,271,633	$10,401,888
Pledged deposits	2	5,510,198	13,326,449
Trade accounts receivable, net	3	77,449,591	53,786,288
Inventories	4	65,383,829	60,831,993
Prepayments and other receivables	5	7,707,546	9,056,434
Assets held for sale	7	-	42,193,176
Deferred tax assets, net	15	4,000,043	-

Total current assets		169,322,840	189,596,228

Property, plant and equipment, net	6	238,757,895	225,205,764
Prepaid land use rights, net	7	32,503,861	22,502,278
Intangible assets, net	8	628,063	781,940
Deferred tax assets, net	15	1,736,981	-

Total assets		$442,949,640	$438,086,210

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated balance sheets
As of September 30, 2012 and June 30, 2013 (continued)
(In US$)

		September 30,	June 30,
	Note	2012	2013
			(Unaudited)
Liabilities
Current liabilities
Short-term loans	9	$156,154,525	$149,569,464
Accounts and bills payable		143,745,009	146,040,112
Accrued expenses and other payables	10	25,960,431	46,401,138
Liabilities held for sale	7	-	29,569,144
Total current liabilities		325,859,965	371,579,858

Long-term bank loans, less current maturities	11	18,883,720	12,823,014
Other long-term loans	12	7,586,776	6,955,648
Deferred revenue	13	7,699,842	7,626,952
Other long-term payables	14	10,364,372	22,118,487
Deferred tax liabilities	15	759,394	777,769
Total liabilities		371,154,069	421,881,728

Commitments and contingencies	19

Shareholders’ equity
Common stock US$ 0.001 par value; 20,000,000 authorized; 12,763,803 issued and 12,619,597 outstanding as of September 30, 2012 and June 30, 2013		12,763	12,763
Donated shares		14,101,689	14,101,689
Additional paid-in capital		126,990,611	127,288,340
Statutory reserves		7,786,157	7,786,157
Accumulated deficit		(110,358,489)	(168,483,297)
Accumulated other comprehensive income		37,329,450	39,565,440
		75,862,181	20,271,092
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		71,795,571	16,204,482

Total liabilities and shareholders’ equity		$442,949,640	$438,086,210

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
For the three and nine months ended June 30, 2012 and 2013
(Unaudited)
(In US$ except for number of shares)

	Three months ended June 30,		Nine months ended June 30,
	2012	2013	2012	2013

Net revenues	$46,843,965	$45,598,726	$151,379,855	$153,397,578
Cost of revenues	(51,906,863)	(46,986,217)	(146,281,685)	(162,576,588)
Gross profit/(loss)	(5,062,898)	(1,387,491)	5,098,170	(9,179,010)
Operating expenses:
Research and development expenses	(1,612,415)	(1,135,371)	(2,808,645)	(3,995,011)
Sales and marketing expenses	(2,256,661)	(1,710,001)	(5,967,227)	(5,812,595)
General and administrative expenses	(3,743,216)	(4,654,653)	(12,926,801)	(13,743,951)
(Provision for)/ reversal of bad debt	(8,162,458)	4,387,805	(11,843,138)	5,087,650
Impairment charge on property, plant and equipment	(3,616,508)	(3,207,649)	(6,324,194)	(14,603,998)
Total operating expenses	(19,391,258)	(6,319,869)	(39,870,005)	(33,067,905)
Operating loss	(24,454,156)	(7,707,360)	(34,771,835)	(42,246,915)

Finance costs, net	(2,799,237)	(3,454,229)	(8,316,395)	(7,893,537)
(Loss)/reversal of loss arising from loan guarantees	-	808,950	-	(2,002,089)
Government grant income	21	112,796	76,932	131,073
Other income/(expenses)	(68,052)	27,167	363,927	(29,063)
Loss before income taxes	(27,321,424)	(10,212,676)	(42,647,371)	(52,040,531)
Income tax expenses	(274,636)	(58,005)	(2,396,492)	(6,084,277)
Net loss	$(27,596,060)	$(10,270,681)	$(45,043,863)	$(58,124,808)
Other comprehensive income
- Foreign currency translation adjustment	(1,054,313)	871,823	804,518	2,235,990
Comprehensive loss	$(28,650,373)	$(9,398,858)	$(44,239,345)	$(55,888,818)

Net loss per share:
- Basic	$(2.19)	$(0.81)	$(3.57)	$(4.61)
- Diluted	$(2.19)	$(0.81)	$(3.57)	$(4.61)

Weighted average number of shares of common stock:
- Basic	12,619,049	12,619,597	12,619,049	12,619,597
- Diluted	12,619,049	12,619,597	12,619,049	12,619,597

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the nine months ended June 30, 2012 and 2013
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock			Additional			other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	shares	Amount	shares	capital	Reserves	deficit	income	of shares	Amount	equity

Balance as of October 1, 2011	12,763,255	$12,763	$14,101,689	$126,186,526	$7,645,303	$(44,410,240)	$35,804,409	(144,206)	$(4,066,610)	$135,273,840

Net loss	-	-	-	-	-	(45,043,863)	-	-	-	(45,043,863)

Share-based compensation for employee stock awards	-	-	-	655,942	-	-	-	-	-	655,942

Appropriation to statutory reserves	-	-	-	-	140,854	(140,854)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	804,518	-	-	804,518

Balance as of June 30, 2012	12,763,255	$12,763	$14,101,689	$126,842,468	$7,786,157	$(89,594,957)	$36,608,927	(144,206)	$(4,066,610)	$91,690,437

Balance as of October 1, 2012	12,763,269	$12,763	$14,101,689	$126,990,611	$7,786,157	$(110,358,489)	$37,329,450	(144,206)	$(4,066,610)	$71,795,571

Net loss	-	-	-	-	-	(58,124,808)	-	-	-	(58,124,808)

Share-based compensation for employee stock awards	-	-	-	297,729	-	-	-	-	-	297,729

Rounding difference on reverse stock split	534	-	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	2,235,990	-	-	2,235,990

Balance as of June 30, 2013	12,763,803	$12,763	$14,101,689	$127,288,340	$7,786,157	$(168,483,297)	$39,565,440	(144,206)	$(4,066,610)	$16,204,482

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the nine months ended June 30, 2012 and 2013
(Unaudited)
(In US$)

	Nine months ended June 30,
	2012	2013

Cash flow from operating activities
Net loss	$(45,043,863)	$(58,124,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,536,491	15,059,133
Provision for/ (reversal of) doubtful debts	11,782,482	(5,087,650)
Write-down of inventories	4,362,279	38,084,761
Impairment charge	6,324,194	14,603,998
Loss arising from loan guarantee	-	2,002,089
Share-based compensation	655,942	297,729
Deferred income taxes	2,110,627	5,755,399
Exchange difference	118,724	1,063,155
Changes in operating assets and liabilities:
Trade accounts receivable	(12,021,707)	31,045,373
Inventories	3,014,196	(32,050,027)
Prepayments and other receivables	(8,972,938)	1,257,546
Accounts and bills payable	12,496,257	(1,122,102)
Accrued expenses and other payables	22,210,043	30,622,819
Deferred revenue	(189,571)	(256,149)

Net cash provided by operating activities	12,383,156	43,151,266

Cash flow from investing activities
Decrease (increase) in pledged deposits	1,091,537	(7,592,656)
Payment of guaranteed loans	-	(7,485,991)
Repayment of guaranteed loans	-	5,483,903
Purchases of property, plant and equipment	(15,432,488)	(32,037,353)
Purchases of intangible assets	(463,779)	(370,066)

Net cash used in investing activities	(14,804,730)	(42,002,163)

Cash flow from financing activities
Proceeds from bank borrowings	128,209,636	148,398,191
Repayment of bank borrowings	(137,490,044)	(165,022,657)
Borrowings from related parties	-	8,546,133
Repayment to related parties	-	(8,747,771)
Borrowings from unrelated parties	-	8,802,650
Proceeds from other long-term loans	-	7,537,453
Net cash used in financing activities	(9,280,408)	(486,001)

Effect of exchange rate changes on cash and cash equivalents	(80,116)	467,153
Net (decrease) increase in cash and cash equivalents	(11,782,098)	1,130,255
Cash and cash equivalents at the beginning of period	24,858,239	9,271,633
Cash and cash equivalents at the end of period	$13,076,141	$10,401,888
Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to banks	$17,805,099	$38,072,936
Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$8,311,649	$7,527,458

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
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

Basis of Presentation and Organization

As of June 30, 2013, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) BAK Battery (Shenzhen) Co., Ltd. (“BAK Battery (SZ)”), a wholly owned limited liability company established on August 15, 2005 in the PRC as BAK Electronics (Shenzhen) Co., Ltd., which changed its name to BAK Battery (Shenzhen) Co., Ltd. on March 5 2013; iv) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; v) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006. The Company decided to dissolve the BAK Canada due to the financial difficulties of the subsidiary and filed for bankruptcy on March 28, 2013. As of June 30, 2013, BAK Canada still has not yet dissolved; vi) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; vii) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008; and viii) Tianjin Meicai New Materials Technology Co., Ltd. (“Tianjin Meicai”), a wholly owned limited liability company established on February 22, 2011 in the PRC. As of June 30, 2013, BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

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
For the three and nine months ended June 30, 2012 and 2013 (continued)
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
For the three and nine months ended June 30, 2012 and 2013 (continued)
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

At the time the escrow shares relating to the 2006 performance threshold were transferred to the investors in fiscal year 2007, the Company should have recognized a credit to donated shares and a debit to additional paid-in capital, both of which are elements of shareholders’ equity. This entry is not material because total ordinary shares issued and outstanding, total shareholders’ equity and total assets do not change; nor is there any impact on income or earnings per share. Therefore, previously filed consolidated financial statements for the fiscal year ended September 30, 2007 will not be restated. This share transfer has been reflected in these financial statements by reclassifying the balances of certain items as of October 1, 2007. The balances of donated shares and additional paid-in capital as of October 1, 2007 were credited and debited by $7,955,358 respectively, as set out in the consolidated statements of changes in shareholders’ equity.

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

Beginning on March 13, 2008, the Company has entered into settlement agreements (the “2008 Settlement Agreements”) with certain investors in the January 2005 private placement. Since the other investors have never submitted any claims regarding this matter, the Company did not reach any settlement with them.

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

Pursuant to the Li Settlement Agreement, the 2008 Settlement Agreements and upon the release of the 217,955 escrow shares relating to the fiscal year 2006 performance threshold to the relevant investors, neither Mr. Li or the Company have any obligations to the investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

As of June 30, 2013, we have not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

As the Company has transferred the 217,955 shares related to the 2006 performance threshold to the relevant investors in fiscal year 2007 and we also have transferred 73,749 shares relating to the 2005 performance threshold to the investors who had entered the “2008 Settlement Agreements” with us in fiscal year 2008, pursuant to “Li Settlement Agreement” and “2008 Settlement Agreements”, neither Mr. Li nor the Company has not had any remaining obligations to those related investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

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

The Company has a working capital deficiency, accumulated deficit from recurring net losses incurred for the current period and prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2012 and June 30, 2013. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The Company accordingly has continued to develop a strategic plan (the “Turnaround Plan”). Under the Turnaround Plan, the Company will expand OEM market with new marketing strategies to increase revenue. At the same time, the Company will continue implementing cost reductions on both manufacturing costs and operating expenses to improve profit margins as well as reducing receivables outstanding through stronger credit controls. Due to adverse market conditions and the Company is still in a transition period of expanding the OEM market and seeking new customers, the Company’s gross profit decreased from 3% in the third quarter ended June 30, 2012 to a gross loss of 6% in the same period of 2013. The Company intends to improve gross margin through the following measures:-

-	Give production priority to orders for higher margin products
-	Expand our customer base in the electric vehicle and polymer market who often procure higher margin cylindrical and polymer products from the Company
-	Improve productivity to mitigate the negative impact of increasing production costs

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

Under the Turnaround Plan, the Company expects to obtain government grant income with respect to the R&D project “key materials, Battery and Battery Pack for use in Electric Vehicles” which was selected into the National Support List for the New-Energy Vehicle Industry Innovation Program. Also, the Company expects to complete the construction of the new corporate campus (Note 6) in the third quarter of 2013 and receive rental income from leasing portions of the new corporate campus not occupied by the Company for its own use, from quarter 3 of FY2013, which will generate further positive cash flows to the Company’s operating activities. Also, as a supplement to the Turnaround Plan, the Company intends to sell part of its low efficiency assets to repay short term debts and to provide cash to develop more promising products such as high power batteries and Electronic Vehicle batteries. The Company is in the process of transferring its equity interest in Tianjin Meicai to an unrelated party (note7(b)).

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
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

Reclassifications

Certain amounts included in the 2012 financial statements have been reclassified to conform to the 2013 financial statement presentation as follows:

(1)

The current portion of long-term bank borrowings with maturities within one year of $4,772,738 was erroneously classified in long-term bank loans in the Company’s consolidated balance sheet as of September 30, 2012, which was included in the 2012 annual report on Form 10-K filed with the SEC on December 31, 2012. The Company has reclassified these current maturities as a component of short-term bank loans. As a result of such reclassification, the current liabilities as of September 30, 2012 has changed from $321,087,227 to $325,859,965.

(2)

The change in pledged deposits was classified into cash flows from financing activities in the Company’s condensed unaudited consolidated statement of cash flows for the nine months ended June 30, 2012, which was included in the quarterly report on Form 10-Q filed with the SEC on August 9, 2012. The Company has reclassified these amounts as components of cash flows from investing activities. As a result of such reclassification, net cash used in investing activities for the nine months ended June 30, 2012 has changed from $15,896,267 to $14,804,730, and net cash used in financing activities has changed from $8,188,871 to $9,280,408.

(3)

The amounts of write-down of inventories and change in inventories have been restated in the presentation of the condensed interim consolidated statement of cash flows for the nine months ended June 30, 2012.

(4)

In presenting the Company’s condensed interim consolidated statements of comprehensive income for the three months ended and nine months ended June 30, 2012, government grant income was presented separately after operating loss. For those grants which are directly related to the Company’s operations, the Company has reclassified and included them in the computation of operating income. Subsidies related for research and development activities and lease prepayments were credited against the related expenses when received. After such reclassification, research and development expenses, general and administrative expenses, total operating expenses and government grant income decreased to $1,612,415, $3,743,216, $19,391,258 and $21 for the three months ended June 30, 2012 and $2,808,645, $12,926,801, $39,870,005 and $76,932 for the nine months ended June 30, 2012, respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (continued)

Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of the provisions in this update did not have a significant impact on the Company’s consolidated financial statements.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in our first quarter of fiscal 2014, with early adoption permitted. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect ASU 2013-11 to have a significant impact on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

2. Pledged Deposits

Pledged deposits as of September 30, 2012 and June 30, 2013 consisted of the following:

	September 30,	June 30,
	2012	2013

Pledged deposits with banks for:
Advances from an unrelated third party (note 10)	$-	2,444,111
Construction payable	129,768	-
Bills payable	5,380,430	10,882,338
	$5,510,198	$13,326,449

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3. Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2012 and June 30, 2013 consisted of the following:

	September 30,	June 30,
	2012	2013

Trade accounts receivable	$107,781,638	$77,992,215
Less: Allowance for doubtful accounts	(33,244,428)	(28,139,684)
	74,537,210	49,852,531
Bills receivable	2,912,381	3,933,757
	$77,449,591	$53,786,288

An analysis of the allowance for doubtful accounts is as follows:

Nine months ended
June 30, 2013

Balance at October 1, 2012	$33,244,428
Provision for the period	8,614,643
Reversal for the period	(14,462,196)
Foreign exchange adjustment	742,809

Balance at June 30, 2013	$28,139,684

4. Inventories

Inventories as of September 30, 2012 and June 30, 2013 consisted of the following:

	September 30,	June 30,
	2012	2013

Raw materials	$19,999,192	$13,080,231
Work-in-progress	13,912,685	12,423,211
Finished goods	31,471,952	35,328,551

	$65,383,829	$60,831,993

During the three months ended June 30, 2012 and 2013, obsolete inventories write-downs to lower of cost or market of $2.4 million and $12.7 million respectively were charged to cost of revenue.

During the nine months ended June 30, 2012 and 2013, obsolete inventories write-downs to lower of cost or market of $4.4 million and $38.1 million respectively were charged to cost of revenue.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

5. Prepayments and Other Receivables and Recoverable from Loan Guarantee

(a) Prepayments and other receivables as of September 30, 2012 and June 30, 2013 consisted of the following:

	September 30,	June 30,
	2012	2013

Prepayments for raw materials and others	$4,458,058	$3,037,354
Staff advances	1,014,814	950,126
Prepaid operating expenses	1,176,592	521,964
Advance to an unrelated third party	-	239,604
Advance to a related party	-	250,520
Value added taxes recoverable	1,263,544	4,692,654
Others	1,099,867	1,461,027
	9,012,875	11,153,249

Less: Allowance for doubtful accounts	(1,305,329)	(2,096,815)

	$7,707,546	$9,056,434

Advance to an unrelated third party was interest-free, unsecured and repayable on demand.

As of June 30, 2013, the Company advanced to Tianjin BAK New Energy Technology Co., Ltd. (note 19) $250,520 which was interest-free, unsecured and repayable on demand.

An analysis of the allowance for staff advances and others is as follows:

Balance at October 1, 2012	$1,305,329
Provision for the period	759,903
Foreign exchange adjustment	31,583

Balance at June 30, 2013	$2,096,815

(b) Recovery of loss from loan guarantees

As further mentioned in Note 19(iii), the Company has paid a defaulted payment in respect of the guarantee to Shenzhen Langjin Technology Co., Ltd. (“Shenzhen Langjin”). As of June 30, 2013, the Company has recovered $5.5 million from Shenzhen Langjin, of which $0.8 million was received during this quarter. On July 15, 2013, the Company received a further indemnification amount of $0.8 million.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

6. Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2012 and June 30, 2013 consisted of the following:

	September 30,	June 30,
	2012	2013

Buildings	$115,034,342	$109,656,793
Machinery and equipment	168,947,314	169,080,905
Office equipment	2,624,137	2,684,619
Motor vehicles	1,486,337	1,558,291
	288,092,130	282,980,608
Accumulated depreciation	(102,766,292)	(119,372,034)
Construction in progress	51,714,066	58,978,490
Prepayment for acquisition of property, plant and equipment	1,717,991	2,618,700

Carrying amount	$238,757,895	$225,205,764

(i) Depreciation expense for the three and nine months ended June 30, 2012 and 2013 is included in the condensed consolidated statements of comprehensive income as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2013	2012	2013

Cost of revenues	$3,595,879	$3,634,836	$11,007,553	$11,029,359
Research and development expenses	154,984	92,751	444,769	373,167
Sales and marketing expenses	41,477	34,820	128,338	101,673
General and administrative expenses	846,951	873,826	2,486,428	2,490,275

	$4,639,291	$4,636,233	$14,067,088	$13,994,474

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s Research and Development Test Centre.

For the three months ended June 30, 2012 and 2013, the Company capitalized interest of $385,493 and $605,648 respectively to the cost of construction in progress.

For the nine months ended June 30, 2012 and 2013, the Company capitalized interest of $1,155,846 and $1,975,311 respectively to the cost of construction in progress.

(iii) Impairment charge

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $3.2 million and $14.6 million for the three and nine months ended June 30 2013, respectively, and of $3.6 million and $6.3 million for the three and nine months ended June 30, 2012, respectively. The impairment charge represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities in Shenzhen primarily for the production of aluminum-case cells and lithium polymer cells.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

7. Prepaid Land Use Rights, net and Assets and Liabilities Held For Sale

(a) Prepaid land use rights, net

Prepaid land use rights as of September 30, 2012 and June 30, 2013 consisted of the followings:

	September 30,	June 30,
	2012	2013

Prepaid land use rights	$36,977,372	$26,461,409
Accumulated amortization	(4,473,511)	(3,959,131)
	$32,503,861	$22,502,278

Amortization expenses of the prepaid land use rights were $383,858 and $254,386 for the three months ended June 30, 2012 and 2013 and $922,641 and $831,840 for the nine months June 30, 2012 and 2013 respectively.

The Company has committed to pledge its construction in progress and land use rights certificate relating to the Company’s Research and Development Test Centre (Note 9) to China Development Bank with the net carrying amount of $42,342,009 as of June 30, 2013. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank.

On March 12, 2012, the Company borrowed a non-interest bearing loan in the amount of approximately $12,741,967 from a third-party Tianjin Zhantuo International Trading Co., Ltd. The Company has pledged one portion of its land use right located in Tianjin Industrial Park Zone (note (b)) with a net book value of $9,946,322 to Tianjin Zhantuo International Trading Co., Ltd.

(b) Assets and liabilities held for sale

In May 2013, management of the Company decided to sell the land use rights and the related construction in progress of the new energy base in Tianjin owned by Tianjin Meicai. On July 12, 2013, BAK Tianjin entered into an equity transfer agreement with Tianjin Zhantuo International Trading Limited (“Tianjin Zhantuo”) to transfer all the equity interest of Tianjin Meicai to Tianjin Zhantuo with a consideration of RMB 180 million (approximately $29.3 million). Management expects that the equity transfer be completed in September 2013 and would result in a gain on disposal of approximately $1.8 million. The prepaid land use rights, construction in progress and related liabilities underlying this agreement were recognized as assets and liabilities held for sale. As of June 30, 2013, assets and liabilities held for sale were $42,193,176 and $29,569,144 respectively.

The consideration of RMB180 million (approximately $29.3 million) will be payable as follows:-

-	Offset against other short-term loans of RMB15,688,200 (approximately $2.5 million) owed to Tianjin Aifuyi Auto Parts Co., Ltd. and RMB30,000,000 (approximately $4.9 million) owed by BAK Tianjin to Tianjin Zhantuo
-	Offset against an amount owed by BAK Tianjin to Tianjin Meicai in the amount of RMB91,635,000 (approximately $14.9 million)
-	The remaining balance of RMB42,676,800 (approximately $7.0 million) will be payable within 30 days upon completion

8. Intangible Assets, net

Intangible assets as of September 30, 2012 and June 30, 2013 consist of the following:

	September 30,	June 30,
	2012	2013

Trademarks, computer software and technology	$1,073,138	$1,471,544
Less: Accumulated amortization	(445,075)	(689,604)
	$628,063	$781,940

Intangible assets represent the trademarks, computer software and technology used for battery production and research.

Amortization expenses were $186,524 and $146,002 for the three months ended June 30, 2012 and 2013 and $546,763 and $232,819 for nine months ended June 30, 2012 and 2013 respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

9. Short-term Loans

(i) Short term bank loans

As of September 30, 2012 and June 30, 2013, the Company had several short-term bank loans and current maturities of long term loans with aggregate outstanding balances of $156,154,525 and $149,569,464, respectively. The loans were primarily obtained for general working capital, carried at interest rates ranging from 4.40% to 7.216% per annum, and had maturity dates ranging from 6 to 12 months. The loans are guaranteed by Mr. Xiangqian Li, the Company’s CEO and his wife, who did not receive any compensation for acting as a guarantor. These facilities were also secured by the Company’s assets with the following carrying values:

	September 30,	June 30,
	2012	2013

For short- term bank loans
Inventories	$23,863,691	$24,441,113
Machinery and equipment, net	47,255,604	41,291,305
Land use rights, buildings and construction in progress of BAK Industrial Park	107,140,980	106,566,401
Land use rights #1 and buildings of Tianjin Industrial Park Zone	23,970,502	24,352,434
	202,230,777	196,651,253
For long- term bank loans (Note 11)
Land use right and construction in progress Research and Development Test Centre	34,796,887	42,342,009

For other long- term loans
Land use rights #2 of Tianjin Industrial Park Zone	9,566,555	9,946,322
	$246,594,219	$248,939,584

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

10. Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2012 and June 30, 2013 consisted of the following:

		September 30,	June 30,
		2012	2013

Advances from unrelated third parties (note (a))
-	Tianjin Zhantuo International Trading Co., Ltd	$5,727,286	$-
-	Shenzhen Zhong Yi Li International Loading Ricegerent Co., Ltd. (a potential supplier of the Company)	-	8,961,742
-	Mr Qiu Sheng Dan (a construction sub-contractor of the Company)	-	2,536,100
-	Shenzhen Wellgain Industrial Co., Ltd.	-	3,258,815
-	Gold State Securities Limited	-	2,444,111
		5,727,286	17,200,768
Advance from related parties (note (b))		1,224,287	-
Construction costs payable		1,688,862	8,665,905
Equipment purchase payable		5,465,281	6,219,969
Customer deposits		4,097,251	2,021,590
Other payables and accruals		7,183,311	11,732,356
Staff and workers’ welfare and bonus		574,153	560,550

		$25,960,431	$46,401,138

(a) As of September 30, 2012 and June 30, 2013, the Company had advances from unrelated parties of $5,727,286 and $17,200,768, respectively, all of which are unsecured, non interest bearing and repayable on demand except for:-

-	a loan of $3,258,815 from Shenzhen Wellgain Industrial Co., Ltd. which bears interest at 0.5% per month and is repayable on July 9, 2013 , guaranteed by Mr. Xiangqian Li; and Mr. Chunzhi Zhang.

-	a loan of $2,444,111 from Gold State Securities Limited which bears interest at 2.31% per annum, secured by fixed deposits of the same amount plus interest placed with a bank (note 2) and guaranteed by Mr. Xiangqian Li and is repayable on June 6, 2014.

(b) In 2012, the Company obtained interest-free loans from related parties which are under the common control by Mr. Li. These loans were fully repaid.

11. Long-term Bank Loans

Long-term bank loans as of September 30, 2012 and June 30, 2013 are as follows:

	September 30,	June 30,
	2012	2013

Long-term bank loan	$23,656,458	$19,340,644
Current portion included in short-term bank loans (Note 9)	(4,772,738)	(6,517,630)
	$18,883,720	$12,823,014

The entire loan amount was borrowed under a six-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for two-year to three-year long-term loans, which is currently 6.878% per annum.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) secured by the property ownership and a land use rights certificate relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. The net carrying amount of the secured buildings and prepaid land use rights were $41,079,342 and $1,262,667, respectively, as of June 30, 2013 and were $33,563,180 and $1,233,707, respectively, as of September 30, 2012 (Note 9).

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

11. Long-term Bank Loans (continued)

The aggregate maturities of long-term bank loans as of June 30, 2013 are as follows:

Payable within fiscal year ending September 30,
-2013	$-
-2014	6,517,630
-2015	4,172,228
-2016	8,650,786
$19,340,644

12. Other Long-term Loans

As of September 30, 2012 and June 30, 2013, the Company had interest-free and unsecured advances of $2,495,855 and $2,556,248 respectively from Tianjin Aifuyi Auto Parts. Co., Ltd, an unrelated party to the Company. This loan is repayable by September 30, 2014

As of September 30, 2012 and June 30, 2013, the Company had advances of $5,090,921 and $4,399,400 from Tianjin Zhantuo International Trading Co., Ltd, an unrelated party of the Company. The loan is non interest bearing and amounted to $4,399,400 repayable by September 30, 2014, respectively. These loans were secured by the Company’s land use rights with a carrying amount of $9,566,555 and $9,946,322 as of September 30, 2012 and June 30, 2013 respectively (Note 7).

The aggregate maturities of other long-term loans as of June 30, 2013 are as follows:

Payable within fiscal year ending September 30,
-2013	$-
-2014	6,955,648
- 2015 and thereafter	-
$6,955,648

13. Deferred Revenue

Deferred revenue mainly represents a government grant subsidy for additional cost of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon of 35 years.

14. Other Long-term Payables

Other long-term payables as of September 30, 2012 and June 30, 2013 consist of the following:

		September 30,	June 30,
		2012	2013

Government subsidies received for:-
-	Automated high-power lithium battery project from the National Development and Reform Commission and Ministry of Industry and Information Technology	$7,913,200	$8,104,673
-	New energy innovation project from the Ministry of Finance	-	9,776,445
-	Various lithium battery related projects from various government authorities	2,384,126	4,237,369
Others		67,046	-

		$10,364,372	$22,118,487

The Company will recognize these grants as income or offset against related expenditures when there are no present or future obligations for the subsidized projects.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

15. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a) Income taxes in the consolidated statements of comprehensive loss

The Company’s provision for income taxes consisted of:

	For the Three Months		For the Nine Months
	ended June 30,		ended June 30,
	2012	2013	2012	2013

PRC income tax:
Current	$274,055	$32,777	$274,055	$277,599
Deferred	581	25,228	2,122,437	5,806,678

	$274,636	$58,005	$2,396,492	$6,084,277

United States Tax

China BAK is subject to statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three months and nine months ended June 30, 2012 and 2013.

Canada States Tax

BAK Canada is subject to statutory tax rate of 38% under Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the three months and nine months ended June 30, 2012 and 2013.

German States Tax

BAK Europe is subject to 25% statutory tax rate under Germany tax law.

India Tax

BAK India is subject to 30% statutory tax rate under India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the three months and nine months ended June 30, 2012 and 2013.

Hong Kong Tax

BAK International is subject to Hong Kong profits tax rate of 16.5% . There is no taxable income for BAK International for the three months and nine months ended June 30, 2012 and 2013, thus BAK International did not incur any Hong Kong profits tax during the periods presented.

PRC Tax

Shenzhen BAK is entitled to a preferential enterprise income tax rate of 15% for the three months and nine months ended June 30, 2012 and 2013.

BAK Electronics and BAK Tianjin are subject to an income tax rate of 25%. BAK Electronics and BAK Tianjin did not incur any enterprise income tax for the current year due to cumulative tax losses.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

15. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

A reconciliation of the provision for income taxes determined at the statutory income tax to the Company's income tax expenses as follows:

	For the Three Months		For the Nine Months
	ended June 30,		ended June 30,
	2012	2013	2012	2013

Loss before income taxes	$(27,321,424)	$(10,212,676)	$(42,647,370)	$(52,040,531)

United States federal corporate income tax rate	35%	35%	35%	35%
Income tax computed at United States statutory corporate income tax rate	9,562,498	3,574,437	14,926,580	18,214,186
Reconciling items:
Rate differential for PRC earnings	(4,591,110)	(1,720,900)	(6,215,641)	(9,782,790)
Loss not recognized as deferred tax assets	(5,369,749)	(1,857,614)	(8,755,414)	(8,390,716)
Valuation allowance on deferred tax assets	(571)	(25,228)	(2,122,437)	(5,806,678)
Share based payment	(152,840)	(27,770)	(229,580)	(104,205)
Under-provision in prior year	277,136	(930)	-	(214,074)
Income tax expenses	$(274,636)	$(58,005)	$(2,396,492)	$(6,084,277)

As of September 30, 2012 and June 30, 2013, the Company’s U.S. entity, had net operating loss carry forwards of $2,206,951 and $3,070,815, respectively, available to reduce future taxable income which will expire in various years through 2030 and the Company’s PRC subsidiaries had net operating loss carry forwards of $54,260,905 and $105,091,914 which will expires in various years through 2018. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

(b) Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2012 and June 30, 2013 are presented below:

	September 30,	June 30,
	2012	2013

Deferred tax assets
Short-term
Trade accounts receivable	$8,651,151	$12,620,720
Inventories	3,104,830	5,446,517
Accrued expenses and other payables	597,130	743,729
Valuation allowance	(8,353,068)	(18,810,966)
Short-term deferred tax assets	4,000,043	-
Long-term
Property, plant and equipment	4,877,766	6,656,563
Net operating loss carried forward	12,271,943	20,542,225
Valuation allowance	(15,412,728)	(27,198,788)
Long-term deferred tax assets	1,736,981	-
Total net deferred tax assets	$5,737,024	$-
Deferred tax liabilities:
Long-term
Property, plant and equipment	$(759,394)	$(777,769)
Net deferred tax liabilities	$(759,394)	$(777,769)

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
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

Pursuant to the Plan, the Company granted options to purchase 400,000 shares of common stock with an exercise price of $31.25 per share and a contractual life of 6 years on May 16, 2005. In accordance with the vesting provisions of the grants, the options became vested and exercisable under the following schedule:

	Percentage of Initial Options
Number of Shares	Issued	Vesting Date
160,000	40%	July 1, 2007
120,000	30%	January 1, 2008
120,000	30%	July 1, 2008
400,000	100%

Subsequent to the grant date, options to purchase 40,000 shares of common stock were forfeited because the optionees terminated their employment with the Company. In addition, on September 28, 2006, options to purchase a total of 280,000 shares of common stock were cancelled pursuant to the Termination and Release Agreements signed on that day.

Pursuant to the Plan, the Company also granted options to purchase 300,300 shares of the Company’s common stock with a weighted-average exercise price of $16.34 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from March 31, 2007 to February 9, 2012 according to each employee’s respective agreement.

A summary of share option plan activity for these options during the nine months ended June 30, 2013 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2012	121,000	$16.34
Exercised	-	-
Forfeited	-	-
Cancelled	(121,000)	16.34	-

Outstanding as of June 30, 2013	-	$-	-	$-

Exercisable as of June 30, 2013	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2013 ($1.12) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted-average grant-date fair value of options granted during 2007 was $10.75 per share. Non-cash share-based compensation expense has been fully recorded as of September 30, 2011. No non-cash share-based compensation expense was recorded for the three and nine months ended June 30, 2013 and 2012.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

16. Share-based Compensation (continued)

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 - 10 years
Risk-free interest rate	5.09%

As of June 30, 2013, there were no unrecognized compensation costs related to non-vested share options.

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

A summary of share option plan activity for these options during the nine months ended June 30, 2013 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2012	72,000	$21.50
Exercised	-	-
Forfeited/ expired	(72,000)	(21.50)
Cancelled	-	-

Outstanding as of June 30, 2013	-	$-	-	$-

Exercisable as of June 30, 2013	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2013 ($1.12) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 28, 2008 was $17.95 per share. No non-cash share-based compensation expense was recorded for the three months and nine months ended June 30, 2012 and 2013.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

As of June 30, 2013, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
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

A summary of share option plan activity for these options during the nine months ended June 30, 2013 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2012	250,000	$20.90
Exercised	-	-
Forfeited/ expired	(250,000)	(20.90)
Cancelled	-	-

Outstanding as of June 30, 2013	-	$-	-	$-

Exercisable as of June 30, 2013	-	$-	-	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2013 ($1.12) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on May 29, 2008 was $11.80 per share. The Company recorded non-cash share-based compensation expense of $3,976 and nil for the three months ended June 30, 2012 and 2013, and $16,524 and nil for the nine months ended June 30, 2012 and 2013, respectively, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

As of June 30, 2013, there were no unrecognized compensation costs related to non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
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

A summary of share option plan activity for these options during the nine months ended June 30, 2013 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2012	328,671	$14.05
Exercised	-	-
Forfeited	-	-
Cancelled	(102,520)	-

Outstanding as of June 30, 2013	226,151	$14.05	2.98 years	$-

Exercisable as of June 30, 2013	178,520	$14.05	2.98 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2013 ($1.12) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 22, 2009 was $12.30 per share. The Company recorded non-cash share-based compensation expense of $414,392 and of $214,151 for the nine months ended June 30, 2012 and 2013 and $118,466 and $57,328 for the three months ended June 30, 2012 and 2013, respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of June 30, 2013, there were unrecognized compensation costs of $110,203 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1.25 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
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

A summary of share option plan activity for these options during the nine months ended June 30, 2013 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2012	15,000	$16.20
Exercised	-	-
Forfeited	(15,000)	16.20	4.74 years
Cancelled	-	-

Outstanding as of June 30, 2013	-	-	-	-

Exercisable as of June 30, 2013	-	-	-	-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2013 ($1.12) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on June 26, 2009 was $14.30 per share. The Company recorded non-cash share-based compensation expense of $15,136 and nil for the nine months ended June 30, 2012 and 2013 and nil and nil for the three months ended June 30, 2012 and 2013, respectively in respect of share options granted on June 26, 2009 which was allocated to research and development expense.

The fair value of the above option awards granted on June 26, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	113.58%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.51%

As of June 30, 2013, there were no unrecognized compensation costs related to the above non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
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

A summary of share option plan activity for these options during the nine months ended June 30, 2013 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)

Outstanding as of October 1, 2012	20,000	$12.15
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of June 30, 2013	20,000	$12.15	4.25 years	$-

Exercisable as of June 30, 2013	12,500	$12.15	4.25 years	$-

(1) Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2013 ($1.12) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on April 8, 2010 was $7.05 per share. The Company recorded non-cash share-based compensation expense of $29,144 and $8,703 for the nine months ended June 30, 2012 and 2013, respectively, and $8,203 and $1,373 for the three months ended June 30, 2012 and 2013, respectively, in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of June 30, 2013, there were no unrecognized compensation costs related to the above non-vested share options.

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

The Company recorded non-cash share-based compensation expense of $140,418 and $74,875 for the nine months ended June 30, 2012 and 2013 and $40,120 and $20,642 for the three months ended June 30, 2012 and 2013, respectively, in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of June 30, 2013, there was unrecognized stock-based compensation costs of $39,822 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 1.25 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the three and nine months ended June 30, 2012 and 2013.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

17. Net Loss Per Share

The following is the calculation of net loss per share:

	Three months ended June 30,		Nine months ended June 30,
	2012	2013	2012	2013

Net loss	$(27,596,060)	$(10,270,681)	$(45,043,863)	$(58,124,808)

Weighted average shares used in basic and diluted computation	12,619,049	12,619,597	12,619,049	12,619,597

Loss per share – Basic and diluted	$(2.19)	$(0.81)	$(3.57)	$(4.61)

For the nine and three months ended June 30, 2013, the outstanding 246,151 stock options and outstanding 80,000 restricted stock were anti-dilutive and excluded from diluted net loss per share. For the nine and three months ended June 30, 2012, the outstanding 823,831 stock options, outstanding 60,000 restricted stock was anti-dilutive and excluded from diluted net loss per share.

18. Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. Certain current assets and current liabilities are financial instruments. Management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rates are equivalent to interest rates currently available. The three levels of valuation hierarchy are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
-	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts receivable, other receivables, short-term bank loans, long-term bank loans, other long-term and short-term loans, other long-term payable, accounts and bills payable and other payables, approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

19. Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2012 and June 30, 2013, the Company had the following contracted capital commitments:

	September 30,	June 30,
	2012	2013

For construction of buildings	$10,820,593	$320,824
For purchases of equipment	3,630,112	2,407,125

	$14,450,705	$2,727,949

(ii) Land Use Rights and Property Ownership Certificate

Pursuant to the land use rights certificate relating to the Company’s Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. In February 5, 2010, the Company completed one part of the industrial campus construction and received the property and land use right certificate, however, the construction in the rest of the land was still not completed. As of June 30, 2013, the Company was in the process of negotiating with the relevant government bureau for the extension of the completion date. If the Company fails to obtain the approval for the extension of the completion date from the relevant government bureau regarding the rest of the land, there is a risk that the land use rights certificate will become invalid. However, management believes that this possibility, while present, is remote.

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

On March 26, 2012, the Company purchased a new insurance policy for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the new insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for the manufacturing facilities at BAK Industrial Park is RMB663,612,000 (approximately $106.9 million) for the period from March 27, 2012 to July 26, 2013. The Company is on the process to obtain a new insurance upon the maturity of the current insurance policy.

On July 2, 2012, the Company also acquired an insurance policy from Ping An Property & Casualty Insurance Company of China, Ltd. for Company’s manufacturing facilities in Tianjin in the amount of RMB260,142,199 (approximately $41.9 million) for the period from July 2, 2012 to July 2, 2013. On July 2, 2013, upon the expiry of the existing insurance policy, the Company acquired a new insurance policy from Ping An Property & Casualty Insurance Company of China, Ltd. The insured amount for the Company’s manufacturing facilities in Tianjin is RMB 243,093,819 (approximately $39.6 million) for the period from July 2, 2013 to July 2, 2014.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

19. Commitments and Contingencies (continued)

(iii) Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees of bank borrowings with a maximum obligation period of from one to three years to certain parties to the maximum extent as follows:

	September 30,	June 30,	Guarantee
Guarantee for	2012	2013	Period

Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,386,369	$-	Expired on 3/31/13
Tianjin Huaxiahongyuan Ltd. - a non-related party	2,386,369	2,444,111	5/22/13-5/21/16
Shenzhen Yasu Technology Co. Ltd. - a non-related party	9,545,476	8,961,742	5/25/12-6/24/16 Expired on 6/20/2013, extended to 6/24/2016

Shenzhen Langjin - a non-related party (Note5(b))	9,545,476	9,776,445	8/15/11-8/14/14
Hubei Yanguang Energy Technology Co. Ltd. – a non-related party	-	4,888,223	4/3/13-4/2/16
Tianjin BAK New Energy Research Institute Co., Ltd.- a related party	11,247,753	4,888,223	7/2/12-10/15/13
	$35,111,443	$30,958,744

On April 1, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shenzhen Development Bank (currently known as Pingan Bank) Longhua Branch in the amount of $2.4 million by Shenzhen Tongli Hi-Tech Co., Ltd. (“Shenzhen Tongli”), one of the Company’s cases and caps suppliers, for the period from April 1, 2012 to March 31, 2013. The Company did not renew the guarantee contract after expiration on March 31, 2013.

On April 25, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from China Minsheng Banking Corp., Ltd, in the amount of $2.4 million by Tianjin Huaxiahongyuan Ltd. (“Tianjin Huaxiahongyuan”), one of the Company’s prospective suppliers of chemical raw materials such as lithium cobalt oxides, for the period from April 25, 2012 to April 25, 2015. On May 17, 2013, the Company executed a new guarantee contract with Bank of Dalian to replace the existing guarantee contract with the same terms and conditions from May 22, 2013 to May 21, 2016. Under this guarantee contract, the Company shall perform all obligations of Tianjin Huaxiahongyuan under the loan contract if Tianjin Huaxiahongyuan fails to perform its obligations as set forth in the loan contract.

On May 25, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Bank of China Shenzhen Branch in the amount of $3.2 million by Shenzhen Yasu Technology Co. Ltd. (“Shenzhen Yasu”), one of the Company’s prospective suppliers of chemical raw materials such as lithium cobalt oxides, for the period from May 25, 2012 to May 25, 2015. Under this guarantee contract, the Company shall perform all obligations of Shenzhen Yasu under the loan contract if Shenzhen Yasu fails to perform its obligations as set forth in the loan contract.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

On June 25, 2013, the Company renewed a guarantee contract to serve as the guarantor for the bank loan borrowed from Ping An Bank (Shenzhen Pinghu Branch) in the amount of $5.7 million by Shenzhen Yasu originally for the period from June 25, 2012 to June 25, 2015 and extended to June 24, 2016 during the quarter ended June 30, 2013. Under this guarantee contract, the Company shall perform all obligations of Shenzhen Yasu under the loan contract if Shenzhen Yasu fails to perform its obligations as set forth in the loan contract.

On August 15, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Agricultural Bank of China Shenzhen Branch in the amount of $9.7 million by Shenzhen Langjin Technology Development Co. Ltd. (“Shenzhen Langjin”), one of the Company’s prospective suppliers of chemical raw materials such as battery separator paper, for the period from August 15, 2011 to August 14, 2014. Under this guarantee contract, the Company shall perform all obligations of Shenzhen Langjin under the loan contract if Shenzhen Langjin fails to perform its obligations as set forth in the loan contract.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

19. Commitments and Contingencies (continued)

(iii) Guarantees (continued)

On April 3, 2013, the Company entered into a guarantee agreement with Jilin Province Trust & Investment Co., Ltd, under which the Company agrees to guarantee loans to its chemical raw material supplier, Hubei Yanguang Energy Technology Co. Ltd., a non-related party, to the extent of RMB30 million (approximately $4.88 million) that it owes to other parties. The guarantee period is from April 3, 2013 to April 2, 2014. The Company believes that Hubei Yanguang Energy Technology Co. Ltd owns assets including land use rights covering an area of approximately 1,330,000 square meters and buildings thereon in Hubei, the PRC, and should be financially capable to repay the above mentioned loans upon maturity in April 2014.

It is a common practice among companies in the region of China where the Company is located to provide guarantees for bank debts of existing or prospective business partners with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks in these cases.

No assets were held either as collateral or by third parties that, upon the occurrence of any triggering events or condition under the guarantees, the Company could obtain or liquidate to recover all or a portion of the amounts paid under the guarantees.

The Company has also guaranteed the loans of a related party under the common control of Mr. Xiangqian Li in the amount of approximately $11.2 million and $4.88 million as of September 30, 2012 and June 30, 2013, respectively.

Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”) is a company under the common control of Mr Xianqian Li, the Company’s CEO. The Company entered into various guarantee contracts to serve as the guarantor for the bank loans borrowed from Bank of Dalian by Tinajin New Energy in the amount of $4.88 million as of June 30, 2013 extending to various periods up to October 15, 2013.

On July 11, 2013, a new guarantee agreement was signed upon the maturity of the prior guarantee agreement with Bank of Dalian that expired on Oct 15, 2013, under which Shenzhen BAK agreed to guarantee a loan of Tianjin New Energy in a total amount of $4.9million (RMB30 million) as of June 30, 2013. The Company  executed the new guarantee contract with the same terms and conditions from the period from July 11, 2013 to July 11, 2016.

The Company believes that Tianjin New Energy owns sufficient assets, including buildings measuring 24,000 square meters and land use rights over a parcel of land of 233,450 square meters, to repay the above loans that totaled RMB30,000,000 (approximately $4.8 million) without incurring Shenzhen BAK's guarantor liability.

On January 5, 2013, the Company received a notice that the Shenzhen Langjin Technology Development Co. Ltd. had defaulted on their loan guaranteed by the Company and two other companies and demanded immediate payment of the full guaranteed amount RMB60,000,000 (US$9,665,571) from the Company and two other co-guarantors. As the two other co-guarantors had the ability to pay RMB14,000,000 (US$2,255,300) only, the Company was demanded to pay the remaining balance. As of March 31, 2013, the Company has paid China Agricultural Bank an amount of RMB46 million (US$7.5 million) and received the first payment of the indemnification amount of RMB9,491,600 (US$1.5 million) from Shenzhen Langjin. During the third quarter, a further indemnification amount from Shenzhen Langjin of RMB 24,665,081 (US$4 million) has been received. Up to June 30 2013, the Company has received the repayment from Langjin for US$5.5 million.

During the nine months ended June 30, 2012 and 2013, the Company recorded a net loss arising from loan guarantees of nil and $2 million, respectively. During the three months ended June 30, 2012 and 2013, the Company recorded a reversal of the net loss arising from loan guarantees of nil and $0.8 million, respectively.

As of June 30, 2013 and as of the filing date of this form 10-Q, the Company has assessed the performance risk of these guarantees and the fair value of the obligation arising there from and has considered it is immaterial to the consolidated financial statements. Therefore, except for the obligations relating to Shenzhen Langjin, no obligations in respect of the above guarantees were recognized as of June 30, 2013.

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

The Company's outstanding discounted and transferred bills as of September 30, 2012 and June 30, 2013 are summarized as follows:

	September 30,	June 30,
	2012	2013

Bank acceptance bills	$21,962,849	$48,562,927

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

20. Significant Concentrations

(a) Customers and Credit Concentrations

During the three months ended June 30, 2012, there was no customer that individually comprised 10%or more of the Company’s revenue. During the three months ended June 30, 2013, three customers accounted for 12.0%, 11.2% and 10.4% of the Company’s net revenue, respectively.

During the nine months ended June 30, 2012, there was no customer accounted for 10% of the Company’s net revenue. During the nine months ended June 30, 2013, one customer accounted for 11.3% of the Company’s net revenue.

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2012 and June 30, 2013, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

21. Segment Information

The Company currently engages in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. During the three and nine months ended June 30, 2013, the Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the three and nine months ended June 30, 2012 and 2013 were as follows:

Net revenues by product:

	Three months ended June 30,				Nine months ended June 30,
	2012		2013		2012		2013
		%		%		%		%

Aluminum-case cell	$14,032,383	30.0%	$7,564,890	16.6%	$59,972,979	39.6%	$25,868,259	16.9%
Battery pack	11,761,775	25.1%	15,415,073	33.8%	41,388,013	27.3%	55,236,046	36.0%
Cylindrical cells	11,098,689	23.7%	8,475,404	18.6%	31,692,745	20.9%	38,767,076	25.3%
Lithium polymer cells	6,337,714	13.5%	10,462,818	22.9%	11,314,727	7.5%	20,314,424	13.2%
High-power lithium battery cells	3,613,404	7.7%	3,680,541	8.1%	7,011,391	4.7%	13,211,773	8.6%
	$46,843,965	100.0%	$45,598,726	100.0%	$151,379,855	100.0%	$153,397,578	100.0%

Net revenues by geographic area:

	Three months ended June 30,				Nine months ended June 30,
	2012		2013		2012		2013
		%		%		%		%

PRC Mainland	$31,993,467	68.3%	$33,536,946	73.5%	$109,702,456	72.5%	$118,040,406	77.0%
PRC Taiwan	6,937,776	14.8%	3,197,234	7.0%	19,124,243	12.6%	10,391,188	6.8%
India	2,055,831	4.4%	1,670,086	3.7%	6,839,791	4.5%	6,736,917	4.4%
Hong Kong, China	2,974,943	6.4%	1,869,135	4.1%	8,458,460	5.6%	8,199,812	5.3%
Others	2,881,948	6.1%	5,325,325	11.7%	7,254,905	4.8%	10,029,255	6.5%
	$46,843,965	100.0%	$45,598,726	100.0%	$151,379,855	100.0%	$153,397,578	100.0%

Substantially all of the Company’s long-lived assets are located in the PRC.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

22. Subsequent Events

Apart from those disclosed elsewhere in these financial statements, subsequent to June 30, 2013 and on July 9, 2013, the Company formed a new subsidiary China BAK Asia Holdings Limited (“China Asia”) in Hong Kong. China Asia is in the process of setting up a new wholly owned subsidiary located in Dalian, Liaoning Province, China, which is intended to be engaged in the production of batteries for the use of new energy electric vehicles especially electric cars.

On July 12, 2013, the Company entered into an equity transfer agreement with Tianjin Zhantuo, an unrelated party and the lender of a long term loan to the Company (“BAK Tianjin”) for the disposal of its 100% equity interest in Tianjin Meicai with for cash consideration of $29.3 million (RMB180 million).

On July 3, 2013, the Company entered into an agreement with Bank of China (Shenzhen Branch, Kuichong Subbranch), pursuant to the agreement, Bank of China has the right to take over the right of Shenzhen BAK’s accounts receivables to repay its loans and interest once Shenzhen BAK lose the ability to repay them.

On July 24, 2013, the Company entered an agreement with Bank of China (Shenzhen Branch, Kuichong Subbranch), pursuant to the agreement, the Company agreed to pledge its Shenzhen industrial campus’s land use right and buildings to Bank of China with the second priority. The above land use right and buildings has been pledged to Agricultural Bank of China with the first priority since fiscal year 2006.

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
  “BAK Battery” are to our PRC subsidiary, BAK Battery (Shenzhen) Co., Ltd.;
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

On March 28, 2013, the Company decided to dissolve BAK Canada due to the financial difficulties of the subsidiary and filed for bankruptcy. It's in the process of dissolving this entity as of today.

On March 5, 2013, the Company changed one subsidiary’s name from “BAK Electronics (Shenzhen) Co., Ltd.” to “BAK Battery (Shenzhen) Co., Ltd.”

We completed a reverse stock split on October 26, 2012, pursuant to which every five shares of our common stock were combined into one share of common stock. All references in this report to share and per share data have been adjusted, including historical data which have been retroactively adjusted, to give effect to the reverse stock split unless specified otherwise.

Overview of Our Business

We are a leading global manufacturer of lithium-based battery cells. We produce battery cells for original equipment manufacturers, or OEM and replacement battery manufacturers that are the principal component of rechargeable batteries commonly used to power the following applications:

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

We have a working capital deficiency, accumulated deficit from recurring net losses incurred for the current period and prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2012 and June 30, 2013. These factors raise substantial doubts about our ability to continue as a going concern. Accordingly, we have continued to develop a strategic plan. Under this plan, we will continue to increase our presence in the OEM market both domestically and internationally with more aggressive marketing strategies to expand and secure our market base. We will also continue to implement measures to reduce both manufacturing costs and operating expenses, improve profit margins as well as reduce receivable turnover days through stronger credit controls. Also, as a supplement of the plan, we intend to sell part of our low efficiency assets to repay our short term debts and to provide cash for the development of more promising products such as high power batteries and Electronic Vehicle batteries. The Company is in the process of transferring its equity interest in Tianjin Meicai to an unrelated party (refer to note 7(b) to the financial statements).

We have experienced net losses during the past two fiscal years and for the current quarter ended June 30, 2013. We generated revenues of $45.6 million and $46.8 million for the three months ended June 30, 2013 and 2012, respectively, and net losses of $10.3 million and $27.6 million during the same periods, respectively. However, we believe that our accomplishments to date, as well as our strategic plan, will yield long-term growth of revenues and positive net income.

To help us finance and expand our operations, we had access to $206.7 million in short-term credit facilities, $24.4 million in long-term credit facilities and $26.2 million in other line of credit as of June 30, 2013. As of June 30, 2013, the principal outstanding amounts included short-term bank loans and current maturities of long-term bank loans of $149.6 million under credit facilities and long-term bank loans of $12.8 million maturing in over one year, and bills payable of $68.3 million under credit facilities, leaving $26.6 million of short-term funds available under our credit facilities for additional cash needs. We did not repay one loan from Shenzhen Longgang Branch, Bank of China (“Bank of China”) amounted to $32.6 million matured on August 3, 2013 and we are in the process to renew it. If we fail to renew the facility and loan from Bank of China, there will be an adverse impact to our operations.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of our fiscal year ending September 30, 2013:

  Net revenues: Net revenues decreased by $1.2 million, or 2.7%, to $45.6 million for the three months ended June 30, 2013, from $46.8 million for the same period in 2012.

  Gross loss: Gross loss was $1.4 million for the three months ended June 30, 2013, a decrease of $3.7 million from $5.1 million for the same period in 2012.

  Operating loss: Operating loss was $7.7 million for the three months ended June 30, 2013, a decrease of $16.7 million from $24.5 million for the same period in 2012.

  Net loss: Net loss was $10.3 million for the three months ended June 30, 2013, a decrease of $17.3 million, or 62.8%, from $27.6 million for the same period in 2012.

  Fully diluted net loss per share: Fully diluted net loss per share was $0.81 for the three months ended June 30, 2013, as compared to $2.19 for the same period in 2012.

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

Government grant income. Government grant income mainly consisted of government subsidies received by us with no further conditions to be met. The amounts are recorded as a non-operating income when received.

Finance costs, net. Finance costs consist primarily of interest income, interest on bank loans, net of capitalized interest, and bank charges.

Income taxes. Since Shenzhen BAK was acknowledged as a “New and High technology enterprise,” it is entitled to a preferential tax rate of 15% for each of the calendar years 2011, 2012 and 2013. BAK Battery’s income tax rates were 11% and 24% for calendar years 2010 and 2011, respectively, and starting in calendar year 2012, it was subject to an income tax rate of 25%. BAK Battery did not incur any enterprise income tax for the calendar year 2013 due to the current tax losses carried forward from calendar years 2011 and 2012. BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses. Our Canadian, German, Indian, and Hong Kong subsidiaries—BAK Canada, BAK Europe, BAK India and BAK International—are subject to profits tax in their respective countries at rates of 38%, 25%, 30%, and 16.5%, respectively. However, because they do not have any assessable income derived from or arising in those countries, they have not paid any such tax.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne. Our imported raw materials that are used for manufacturing exported products and deposited in bonded warehouses are exempt from import VAT.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Change
	2013	2012	$	%
Net revenues	$45,599	$46,844	$(1,245)	(2.7)
Cost of revenues	46,986	51,907	(4,921)	(9.5)
Gross loss	(1,387)	(5,063)	3,676	(72.6)
Operating expenses:				-
Research and development expenses	1,135	1,612	(477)	(29.6)
Sales and marketing expenses	1,710	2,257	(547)	(24.2)
General and administrative expenses	4,655	3,743	912	24.4
Provision for / (reversal of) bad debt	(4,388)	8,162	(12,550)	(153.8)
Impairment charge on property, plant and equipment	3,208	3,617	(409)	(11.3)
Total operating expenses	6,320	19,391	(13,071)	(67.4)
Operating loss	(7,707)	(24,454)	16,747	68.5
Finance costs, net	(3,455)	(2,799)	(656)	23.4
Recovery of loss from loan guarantees	809	-	809	100
Government grant income	113	-	113	100
Other (expense)/income	27	(68)	95	(139.7)
Income tax expenses	(58)	(275)	217	(78.9)
Net loss	$(10,271)	$(27,596)	$17,325	(62.8)

Net revenues. Net revenues were $45.6 million for the three months ended June 30, 2013, as compared to $46.8 million for the same period in 2012, a decrease of $1.2 million, or 2.7%.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Three Months Ended June 30,
	2013	2012
Prismatic cells
Aluminum-case cells	$7,565	$14,032
Battery packs	15,415	11,762
Cylindrical cells	8,476	11,099
Lithium polymer cells	10,463	6,338
High-power lithium battery cells	3,680	3,613
Total	$45,599	$46,844

The following table sets forth the breakdown of our net revenues from reconditioned and normal products.

(All amounts in thousands of U.S. dollars)

	Three Months Ended June 30, 2013
			Total
	Reconditioned	Normal	revenue

Prismatic cells
Aluminum-case cells	3,600	3,965	7,565
Battery packs	6,372	9,043	15,415
Cylindrical cells	-	8,476	8,476
Lithium polymer cells	3,143	7,320	10,463
High-power lithium battery cells	-	3,680	3,680
Total	13,115	32,484	45,599

Net revenues from sales of aluminum-case cells decreased to $7.6 million in the three months ended June 30, 2013, from $14.0 million in the same period in 2012, a decrease of $6.5 million, or 46.1%. This resulted from a decrease in sales volume of 63.8% accompanied by an increase in our average selling price of 49%. The decrease of sales volume was because of the decrease in demand for aluminum-case cells in view of the popularity of polymer smartphone batteries. In order to cope with the market change, we continued to aggressively clear our re-conditioned and low-end products in the three months ended June 30, 2013, resulting gross loss for this period, and focus on selling high end products with a high unit selling price. Although we still recorded gross loss on our aluminum-case cell products and the gross loss margin for the three months ended June 30, 2013 worsened from 12% for the same period last year to 39%, our overall unit selling price of our aluminum-case cell products increased 49% in the three months ended June 30, 2013 as compared to the same period last year.

Net revenues from sales of battery packs, which is a crucial component of smartphones, increased to $15.4 million in the three months ended June 30, 2013, from $11.8 million in the same period in 2012, an increase of $3.7 million, or 31.1%. This resulted from an increase in sales volume of 9.1% as well as an increase in the average price of 20.1%. The increase in both market price and volume was attributable to the strong market demand for smartphones and our ability to develop high end products to meet market demand this year. We recorded gross profit of 16.8% from our sales of battery packs for the three months ended June 30, 2013 compared to gross loss of 2.2% for the same period last year.

Net revenues from sales of cylindrical cells decreased to $8.5 million in the three months ended June 30, 2013, from $11.1 million in the same period in 2012, a decrease of $2.6 million, or 23.6%. This resulted from a decrease in sales volume of 58.6% as well as an increase in our average selling price of 84.6%. The decrease in sales volume was mainly due to the change in the sales mix to high-end products, and as result, more high-end products with higher selling prices had been sold during this quarter. Although sales amount decreased, the Company was able to achieve a higher gross profit. Compared to the third quarter fiscal 2012, the gross profit margin in the three months ended June 30, 2013 increased from 17% to 28%.

We sold $10.5 million in lithium polymer cells for the three months ended June 30, 2013, compared to $6.3 million in lithium polymer cells in the same period in 2012, an increase of $4.1 million, or 65.1%, resulting from an increase in sales volume of 134.2%, offset by a decrease in the average selling price of 29.5%. The increase in sales volume was mainly attributable to our effort to expand our market share. We reduced the selling price in fiscal 2013 to attract new customers. However, our margin was still adversely affected by our clearing of re-conditioned products, resulting gross loss for this period. We recorded gross loss of 36.9% from our sales of lithium polymer cells for the three months ended June 30, 2013 compared to gross loss of 82.3% for the same period last year.

We also sold approximately $3.7 million in high-power lithium battery cells for the three months ended June 30, 2013, as compared to $3.6 million in high-power lithium battery cells in the same period in 2012, resulting from an increase in sales volume of 29.6%, offset by a decrease in the average selling price of 21.4%. The increase in sales volume was mainly due to the increasing demand from the electric car market and the electric bicycle market. We reduced the selling price to attract new customers.

Cost of revenues. Cost of revenues decreased to $47.0 million for the three months ended June 30, 2013, as compared to $51.9 million for the same period in 2012, a decrease of $4.9 million, or 9.5% . Included in cost of revenues were write-downs of obsolete inventories of $2.4 million and $12.7 million for the three months ended June 30, 2012 and 2013, respectively. The Company writes down the inventory value whenever there is an indication that they are impaired. However, as the market conditions continued to deteriorate, further write-downs were necessary. The reduction in cost of revenues was higher than the drop in sales primarily due to our efforts to sell high profit margin products.

Gross loss. Gross loss for the three months ended June 30, 2013 was $1.4 million, or 3.0% of net revenues, as compared to $5.1 million, or 10.8% of net revenues, for the same period in 2012. Such decrease was largely due to the fact that we continued to reduce our supply of low or negative gross margin products including prismatic cells and instead focused on high-end products. In addition, we are expanding sales of lithium polymer cells and high power lithium batteries which generate higher gross profit. However, we are still selling a significant amount of low priced and reconditioned products with low or even negative gross margin as a result of the impairment of inventory due to severe market competition.

Research and development expenses. Research and development expenses decreased to $1.1 million for the three months ended June 30, 2013, as compared to $1.6 million for the same period in 2012, a decrease of $0.5 million, or 29.6% . This decrease was mainly due to the cost reduction policy under which we continued to reduce the number of R&D personnel.

Sales and marketing expenses. Sales and marketing expenses decreased to $1.7 million for the three months ended June 30, 2013, as compared to $2.3 million for the same period in 2012, a decrease of $0.5 million, or 24.2%, primarily due to the cost reduction policy under which we continued to reduce the number of sales department personnel.

General and administrative expenses. General and administrative expenses increased to $4.7 million, or 10.2% of revenues, for the three months ended June 30, 2013, as compared to $3.7 million, an increase of $1 million, or 24.4% . While we continued to implement our cost control policy to reduce expenses, we increased staff benefits in order to retain staff and more was spent by our management on travelling and meetings due to strategic needs.

(Reversal of)provision for bad debt. We recorded a reversal of bad debts of $4.4 million for the three months ended June 30, 2013 due to our efforts to collect long outstanding receivables either in cash settlement or return of products from customers. We recorded a provision for bad debts of $8.2 million for the three months ended June 30, 2012.

Impairment charge. We recorded a property, plant and equipment impairment charge totaling $3.2 million for the three months ended June 30, 2013. During the course of our strategic review of our operations for the three months ended June 30, 2013, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $3.2 million, representing the excess of the carrying value of our property, plant and equipment over their discounted cash flows expected to be generated from our production facilities in Shenzhen primarily for the production of aluminum-case cells.

Operating loss. As a result of the above, our operating loss totaled $7.7 million for the three months ended June 30, 2013, as compared to $24.5 million for the same period in 2012. As a percentage of net revenues, our operating loss was 16.9% for the three months ended June 30, 2013, as compared to 52.2% for the same period in 2012.

Finance costs, net. Finance costs, net, increased to $3.5 million for the three months ended June 30, 2013, as compared to $2.8 million for the same period in 2012, an increase of $0.7 million, or 23.4% . The increase in net finance costs is mainly attributable to more overseas customers that settled their accounts in their local currencies compared with the same period last year. This resulted in an increase in the exchange loss of $0.3 million or 374% for the three months ended June 30, 2013.

Reversal of loss arising from loan guarantees. Shenzhen Langjin Technology Development Co. Ltd., or Shenzhen Langjin, has defaulted on bank loans guaranteed by us and we paid an aggregate amount of $7.5 million to the bank. On June 18, 2013, the Company has further received a total of $0.8 million back from Langjin resulting in a reversal of the previously recorded loss in the three months ended June 30, 2013.

Government grant income / Other (expenses)/income. Government grant income was approximately $113,000 and other income was approximately $27,000 for the three months ended June 30, 2013, as compared to government grant income of $21 and other expenses of $68,000 for the same period in 2012.

Income tax expense. Income tax expense was approximately $0.06 million for the three months ended June 30, 2013, as compared to $0.28 million for the same period in 2012.

Net loss. As a cumulative result of the foregoing, we had a net loss of $10.3 million for the three months ended June 30, 2013, compared to $27.6 million for the three months ended June 30, 2012.

Comparison of Nine Months Ended June 30, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended June 30,		Change
	2013	2012	$	%
Net revenues	$153,398	$151,380	$2,018	1.3
Cost of revenues	162,577	146,282	16,295	11.1
Gross profit/(loss)	(9,179)	5,098	(14,277)	(280.1)
Operating expenses:
Research and development expenses	3,995	2,809	(1,186)	42.2
Sales and marketing expenses	5,813	5,967	(154)	(2.6)
General and administrative expenses	13,744	12,927	817	6.3
(Reversal of)/ provision for / bad debt	(5,088)	11,843	(16,931)	(143.0)
Impairment charge on property, plant and equipment	14,604	6,324	8,280	130.9
Total operating expenses	33,068	39,870	(6,802)	(17.1)
Operating loss	(42,247)	(34,772)	(7,475)	(21.5)
Finance costs, net	(7,894)	(8,316)	422	(5.1)
Loss arising from loan guarantees	(2,002)	-	(2,002)	(100)
Government grant income	131	77	54	70.1
Other (expense)/income	(29)	363	(392)	(108.0)
Income tax expenses	(6,084)	(2,396)	(3,688)	153.9
Net loss	$(58,125)	$(45,044)	$(13,081)	29.0

Net revenues. Net revenues were $153.4 million for the nine months ended June 30, 2013, as compared to $151.4 million for the same period in 2012, an increase of $2.0 million, or 1.3% .

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Nine Months Ended June 30,
	2013	2012
Prismatic cells
Aluminum-case cells	$25,868	$59,973
Battery packs	55,237	41,388
Cylindrical cells	38,767	31,693
Lithium polymer cells	20,314	11,315
High-power lithium battery cells	13,212	7,011
Total	$153,398	$151,380

The following table sets forth the breakdown of our net revenues from reconditioned and normal products.

(All amounts in thousands of U.S. dollars)

	Nine Months Ended June 30, 2013
	Reconditioned	Normal	Total
	sales	Sales	sales

Prismatic cells
Aluminum-case cells	16,595	9,273	25,868
Battery packs	16,565	38,672	55,237
Cylindrical cells	-	38,767	38,767
Lithium polymer cells	9,054	11,260	20,314
High-power lithium battery cells	-	13,212	13,212
Total	$42,214	111,184	153,398

Net revenues from sales of aluminum-case cells decreased to $25.9 million in the nine months ended June 30, 2013, from $60.0 million in the same period in 2012, a decrease of $34.1 million, or 56.9%, resulting from a decrease in sales volume of 33.9% accompanied by a decrease in our average selling price of 34.8%. The decrease of sales volume was because of the decrease in demand for aluminum-case cells in view of the popularity of polymer smartphone batteries. In order to cope with the market change, we continued to aggressively clear our re-conditioned and low-end products in the nine months ended June 30, 2013, resulting gross loss for this period, and focus on selling high end products with a high unit selling price. However, our margin was still adversely affected by our clearing of re-conditioned products resulting gross loss for this period. We still recorded gross loss on our aluminum-case cell products and the gross loss margin for the nine months ended June 30, 2013 worsened from 3% for the same period last year to 61%.

Net revenues from sales of battery packs, which is a crucial component of smartphones, increased to $55.2 million in the nine months ended June 30, 2013, from $41.4 million in the same period in 2012, an increase of $13.8 million, or 33.5%. This resulted from an increase in sales volume of 31.4% as well as an increase in the average price of 1.6%. There was a strong market demand for smartphones and our ability to develop high end products to meet market demand this year. We recorded gross profit of 17.6% from our sales of battery packs for the nine months ended June 30, 2013 compared to gross profit of 16.9% for the same period last year.

Net revenues from sales of cylindrical cells increased to $38.8 million in the nine months ended June 30, 2013, from $31.7 million in the same period in 2012, an increase of $7.1 million, or 22.3%. This resulted from an increase in sales volume of 6.1%, as well as an increase in our average selling price of 16%. The increase in sales volume was mainly due to more high-ended products had been sold with higher selling prices. Compared to the same period of  2012, the gross profit margin in the nine months ended June 30, 2013 increased from 25% to 26%.

We sold $20.3 million in lithium polymer cells for the nine months ended June 30, 2013, compared to $11.3 million in lithium polymer cells in the same period in 2012, an increase of $9.0 million, or 79.5%, resulting from an increase in sales volume of 120.9% as well as a decrease in the average selling price of 18.2%. The increase in sales volume was mainly attributable to our efforts to expand our market share. We reduced the selling price in fiscal 2013 to attract new customers. Our margin was still adversely affected by our clearing of re-conditioned products resulting gross loss for this period. We recorded gross loss of 69.8% from our sales of lithium polymer cells for the nine months ended June 30, 2013 compared to gross loss of 74.8% for the same period last year.

We also sold approximately $13.2 million in high-power lithium battery cells for the nine months ended June 30, 2013, as compared to $7.0 million in high-power lithium battery cells in the same period in 2012, resulting from an increase in sales volume of 99%, offset by a decrease in the average selling price of 5.0%. This increase in sales volume was mainly due to the increasing demand from the electric car market and the electric bicycle market. We reduced our selling price to attract customers.

Cost of revenues. Cost of revenues increased to $162.6 million for the nine months ended June 30, 2013, as compared to $146.3 million for the same period in 2012, an increase of $16.3 million, or 11.1% . Included in cost of revenues were write-downs of obsolete inventories of $4.4 million and $38.1 for the nine months ended June 30, 2012 and 2013, respectively. The Company writes down the inventory value whenever there is an indication that they are impaired. However, as the market conditions continued to deteriorate, further write-downs were necessary. Excluding write-down of inventories, cost of revenues decreased by 12.3% for the nine months ended June 30, 2013, as compared to the same period in 2012, while sales increased by 1.3%, primarily due to the Company’s efforts to sell high profit margin products.

Gross loss. Gross loss for the nine months ended June 30, 2013 was $9.2 million, or 6.0% of net revenues, as compared to gross profit of $5.1 million, or 3.4% of net revenues, for the same period in 2012. Such change was largely due to the increased impairment of our inventories.

Research and development expenses. Research and development expenses increased to $4.0 million for the nine months ended June 30, 2013, as compared to $2.8 million for the same period in 2012, an increase of $1.2 million, or 42.2% . We continued our cost reduction policy included in our turnaround plan, but since we received lower amount of R&D government subsidies this year, which were accounted for as credit against our expenses, higher net research and development expenses were recorded in the nine months ended June 30, 2013 as compared to the same period last year.

Sales and marketing expenses. Sales and marketing expenses decreased to $5.8 million for the nine months ended June 30, 2013, as compared to $6.0 million for the same period in 2012, a slight decrease of $0.2 million, or 2.6%.  As a percentage of revenues, sales and marketing expenses dropped slightly to 3.8% for the nine months ended June 30, 2013, from 3.9% for the same period in 2012.

General and administrative expenses. General and administrative expenses increased to $13.7 million, or 9.0% of revenues, for the nine months ended June 30, 2013, as compared to $13 million, or 8.5% of revenues, for the same period in 2012, an increase of $0.8 million, or 6.3% . The increase was due to an increase in welfare expenses in order to retain staff.

Provision for (reversal of) bad debt. We recorded a recovery of bad debt of $5.1 million for the nine months ended June 30, 2013 due to our efforts to collect long outstanding receivables either in cash settlement or return of products from customers. We recorded a provision for bad debt of $11.8 million in the same period of 2012.

Impairment charge. We recorded a property, plant and equipment impairment charge totaling $14.6 million for the nine months ended June 30, 2013, as compared to a $6.3 million impairment charge for the same period in 2012. During the course of our strategic review of our operations for the nine months ended June 30, 2013 and 2012, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $14.6 million and $6.3 million, respectively, representing the excess of the carrying value of our property, plant and equipment over their discounted cash flows expected to be generated from our production facilities in Shenzhen primarily for the production of aluminum-case cells and lithium polymer cells.

Operating loss. As a result of the above, our operating loss totaled $42.2 million for the nine months ended June 30, 2013, as compared to $34.8 million for the same period in 2012. As a percentage of net revenues, our operating loss was 27.5% for the nine months ended June 30, 2013, as compared to 23.0% for the same period in 2012.

Finance costs, net. Finance costs, net, decreased to $7.9 million for the nine months ended June 30, 2013, as compared to $8.3 million for the same period in 2012, a decrease of $0.4 million, or 5.1%. The decrease in net finance costs is mainly attributable to the reduction of average outstanding bank loans compared to the same period last year.

Loss arising from loan guarantees. Shenzhen Langjin has defaulted on bank loans guaranteed by us and we paid an aggregate amount of $7.5 million to the bank. As of June 30, 2013, we expected to recover at least $5.5 million from Shenzhen Langjin. A loss of $2 million was recognized in the nine months ended June 30, 2013.

Government grant income / Other (expenses)/income. Government grant income was approximately $0.1 million and other expenses were approximately $0.03 million for the nine months ended June 30, 2013, as compared to government grant income of $0.08 million and other income of $0.4 million for the same period in 2012.

Income tax expense. Income tax expense was approximately $6.1 million for the nine months ended June 30, 2013, as compared to $2.4 million for the same period in 2012. This was mainly due to the valuation allowance totaling $5.8 million on deferred income tax assets arising on tax losses primarily before the fiscal 2012. Since we continued to experience significant losses for the nine months ended June 30, 2013, we are uncertain that we can generate sufficient profit to claim these deferred tax income benefits in the future.

Net loss. As a cumulative result of the foregoing, we had a net loss of $58.1 million for the nine months ended June 30, 2013, compared to $45.0 million for the nine months ended June 30, 2012.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans, long-term bank loans and bills payable under bank credit agreements, factoring of bills receivable to banks and issuance of capital stock. We have long-term business relationships with our banks and over the term of these relationships we have been able to renew our loans upon maturity and we expect that we should be able to continue to do so. As of June 30, 2013, we had cash and cash equivalents of $10.4 million. In addition, we had pledged deposits amounting to $13.3 million. Typically, banks will require borrowers to maintain deposits of approximately 30% to 75% of the outstanding bills payable. The individual bank loans have maturities ranging from six to twelve months which coincide with the periods the cash remains pledged to the banks.

As of June 30, 2013, we had access to $206.7 million in short-term credit facilities, $24.4 million in long-term credit facilities and $26.2 million in other lines of credit. The principal outstanding loan amounts included short-term bank loans and current maturities of long-term bank loans of $149.6 million under credit facilities, long-term bank loans of $12.8 million maturing in over one year, and bills payable of $68.3 million under credit facilities, leaving $21.5 million of short-term and $5.1 million long-term funds available under our credit facilities for additional cash needs. We will continue to implement our turnaround plans to improve our operations. We expect that our sources of liquidity will be sufficient for the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows

(All amounts in thousands of U.S. dollars)

	Nine Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$43,151	$12,383
Net cash used in investing activities	(42,002)	(14,805)
Net cash used in financing activities	(486)	(9,280)
Effect of exchange rate changes on cash and cash equivalents	467	(80)
Net increase (decrease) in cash and cash equivalents	1,130	(11,782)
Cash and cash equivalents at beginning of the period	9,272	24,858
Cash and cash equivalents at end of the period	$10,402	$13,076

Operating Activities

Net cash provided by operating activities was $43.2 million in the nine months ended June 30, 2013, as compared with $12.4 million in the same period in 2012. The increase of $30.8 million in net cash provided by operating activities was mainly attributable to the stricter collection policy we implemented this year.

Investing Activities

Net cash used in investing activities increased to $42 million in the nine months ended June 30, 2013, from $14.8 million in the same period in 2012. The net cash used in investing activities for the nine months ended June 30, 2013 was mainly used to purchase plant and equipment to expand our production capacity and decorate our research and development centre in Shenzhen, Chian.

Financing Activities

Net cash used in financing activities was $0.5 million in the nine months ended June 30, 2013, compared with net cash used in financing activities of $9.3 million in the same period in 2012. For the nine months ended June 30, 2013, there was a net repayment of bank borrowings of $16.7 million and borrowings from unrelated parties of $8.8 million. In addition, we obtained a long term loan payable of approximately $7.5 million. For the nine months ended June 30, 2012, net cash used in financing activities of $9.3 million represented a net repayment of bank borrowings.

As of June 30, 2013, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

		Amount
		Borrowed
	Maximum	(includes bank
	Amount	loans and bills
	Available	payable)
Short-term credit facilities:
Agricultural Bank of China	$68,435	68,435
Longgang Branch, Ping An Bank (Previously known as Shenzhen Development Bank)	29,329	18,412
China CITIC Bank	12,221	7,395
Bank of China	65,176	63,910
Tianjin Branch, Bank of Dalian	31,545	27,015
Subtotal—Short-term credit facilities	$206,706	185,167
Long-term credit facilities:
China Development Bank	24,441	19,341
Subtotal—Long-term credit facilities	$24,441	19,341
Other Lines of Credit:
Shenzhen Branch, Bank of China	21,818	21,818
Agricultural Bank of China	3,506	3,506
Tianjin Branch, Bank of China	903	903
Subtotal—Other lines of credit	$26,227	26,227
Total	$257,374	230,735

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans and current maturity of long-term bank loans of $149.6 million, long term bank loans, less current maturities of $12.8 million and bills payable of $68.3 million. For the purpose of presentation, the effect of increases in the bills payable balance is included in operating activities in the statements of cash flows.

During the nine months ended June 30, 2013, we repaid borrowings under loans totaling approximately $165.0 million and borrowed amounts totaling approximately $148.4 million. The material financing terms of these borrowings are described below.

On November 27, 2012, we renewed a comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch to provide a one-year term credit facilities amount of RMB 420 million (approximately $68.4million) . New loans may be drawn under this credit facility from November 27, 2012 through November 25, 2013, with the term of the loan established at the time each new loan is drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from the bank to renew long-term loans that are subject to this credit facility. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with the bank relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to the bank relative to its indebtedness to all financial institutions combined. The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with the bank or applicable financial institutions and the amount of foreign currencies deposited with the bank or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of the bank prior to the expiration of all loans under this credit facility. The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li, BAK International and BAK Tianjin. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park, as well as certain machinery. As of June 30, 2013, we had eleven outstanding short-term loans under the comprehensive credit facility totaling approximately $65.2 million, which carried annual interest at 105% of the benchmark rate of the People’s Bank of China, or PBOC, adjusted quarterly. Each of the loan agreements specifically provided for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. We had also borrowed $3.3 million of notes payable under this credit facility agreement as of June 30, 2013. As of June 30, 2013, we had also borrowed $3.5 million of notes payable outside any credit facility.

We have a comprehensive credit facility agreement with PingAn Bank (previously known as Shenzhen Development Bank), Longgang Branch to provide a maximum loan amount of RMB 180 million (approximately $29.3 million). Loans may be drawn at any time from June 5, 2012 to May 31, 2013 and will be due based on each loan agreement. We are in the process of renewing the comprehensive credit facility agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and also was secured by $24.2 million of inventory and $22.4 million of equipment at cost. As of June 30, 2013, we had four outstanding loans of approximately $18.4 million. The first loan is dated April 8, 2013 in the amount of approximately $2.4 million. The second loan is dated April 10, 2013 in the amount of approximately $5.7 million. The third loan is dated April 19, 2013 in the amount of approximately $ 6.5 million. The fourth loan is dated April 25, 2013 in the amount of approximately $4.9 million. Each loan, carries an annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and is adjusted semi-annually, and is repayable on November 30, 2013. We repaid RMB 7,000,000 (approximately $1.1 million) of the first loan on May 21, 2013.

We have a comprehensive credit facility agreement with Shenzhen Branch, China CITIC Bank to provide a maximum loan amount of RMB 75 million (approximately $12.2 million). Loans may be drawn at any time from June 20, 2012 to June 20, 2013 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. We are in the process of renewing this comprehensive credit facility agreement. As of June 30, 2013, we had borrowed $1.6 million under a loan agreement dated June 29, 2012, that bears fixed annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement, and was due June 29, 2013.We repaid this amount of loan on July 1, 2013. We also borrowed $5.8 million of notes payable under the credit facility.

On July 3, 2012, we renewed a comprehensive credit facility agreement with Shenzhen Longgang Branch, Bank of China to provide a maximum loan amount of RMB 400 million (approximately $65.2 million). Loans may be drawn at any time from July 3, 2012 to July 3, 2013 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International, Mr. Xiangqian Li and his wife, Ms Xiaoqiu Yu. As of June 30, 2013, we had borrowed approximately $32.6 million under a loan agreement, dated August 3, 2012. This loan bears an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement, which is subject to an adjustment every 12 months, and is due August 3, 2013. We also had borrowed $31.3 million of notes payable under this credit facility agreement. In addition, we borrowed approximately $10.6 million under a number of loan certificates separate from the credit facility, at the interest rate of 5.88%, and repayable on certain dates from June 27, 2013 to September 5, 2013. We also had $11.2 million of notes payable separate from the credit facility. We are in the process of renewing the comprehensive credit facility agreement that matured on July 3, 2013.

As of June 30, 2013, we had also borrowed $0.9 million of notes payable outside any credit facility from Bank of China, Tianjin Branch.

On May 29, 2012, we entered into a comprehensive credit facility agreement with Tianjin Branch, China Bohai Bank to provide a maximum amount of RMB80 million (approximately $12.9 million). Loans may be drawn at any time over the period from May 29, 2012 to May 28, 2013 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Shenzhen BAK. The loan bears an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement, which is adjusted in line with the adjustment of the benchmark rate, and was due May 28, 2013. We repaid this amount of loan on May 29, 2013.

On November 16, 2012, we renewed a comprehensive credit facility agreement with Tianjin Branch, Bank of Dalian, to provide a maximum loan amount of RMB 73.6 million (approximately $11.9 million). Loans may be drawn at any time over the period from November 21, 2012 to November 20, 2013 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Shenzhen BAK, Tianjin BAK New Energy Research Institute Co., Ltd., or Tianjin New Energy, Mr. Xiangqian Li and his wife Ms. Xiaoqiu Yu. As of June 30, 2013, we had a loan of approximately $8.1 million under a loan agreement dated November 22, 2012, bearing annual interest at 115% of the benchmark rate of the PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate, repayable on November 20, 2013. In addition, we borrowed approximately $1.9 million of notes payable under this credit facility agreement. Tianjin New Energy is a company established in China and mainly engages in the business of researching, developing and selling new energy related materials. Approximately 59% of the equity interest in Tianjin New Energy is currently owned by Mr. Li.

On February 1, 2013, we entered into a comprehensive credit facility with Tianjin Branch, Bank of Dalian, to provide a maximum loan amount of RMB 120.0 million (approximately $19.6 million). Loans may be drawn at any time over the period from January 28, 2013 to January 27, 2014 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Mr. Xiangqian Li and his wife Ms. Xiaoqiu Yu. As of June 30, 2013, we had a loan of approximately $6.5 million under two loan agreements. The first loan is dated February 1, 2013 in the amount of RMB 40,000,000 (approximately 6.5 million), bearing annual interest at 115% of the benchmark rate of the PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate, repayable on January 27, 2014. The second loan is dated February 25, 2013 in the amount of RMB 424,636 (approximately $0.07 million) and bears monthly interest of 4.4% and was due May 23, 2013. We repaid this loan on May 24, 2013. We had also borrowed $10.5 million of notes payable under this credit facility agreement.

We have a six-year long-term loan agreement expiring on February 9, 2016 of RMB 150 million (approximately $24.4 million) with Shenzhen Branch, China Development Bank. The loan proceeds must be used for the construction of our Research & Development Test Centre in Shenzhen. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li. As of June 30, 2013, we had borrowed approximately RMB118.7 million (or approximately $19.3 million) in ten loans under this agreement, and bearing annual interest of 6.878%, adjusted monthly. The repayment plans based on the long-term bank loan agreement is repayable RMB 10 million (or approximately $1.6 million) on November 21, 2012 (has been paid timely), RMB 20 million (or approximately $3.2 million) on May 21, 2013 (has been paid timely), RMB 20 million (or approximately $3.2 million) on November 21, 2013, RMB 20 million (or approximately $3.2 million) on May 21, 2014, RMB 25 million (or approximately $4.07 million) on November 21, 2014, RMB 25 million (or approximately $4.07 million) on May 21, 2015 and the rest of the loan amount on February 9, 2016. The bank has not charged any interest or penalties relating to the portion of the loan that we have not drawn in accordance with the loan agreement’s borrowing schedule and has advised us that we are not required to repay the loans in accordance with the loan agreement’s repayment schedule, and we may instead follow the repayment schedule indicated by each loan’s loan certificate reflected in this paragraph.

We believe that our current cash and cash equivalents and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We have long-term business relationships with our banks, which have historically allowed us to renew our loans on maturity, and therefore expect to be able to continue to do so. As of June 30, 2013, we still have unutilized lines of credit totaling approximately $26.6 million extending to periods up to February 2016. We also have established long-term relationships with our suppliers and we will be able to pay them within 90-360 days from the respective invoice dates. We will continue to implement our turnaround plans to improve our operations. Also, as a supplement of the plan, we intend to sell part of our low efficiency assets to repay our short term debts and to provide cash for the development of more promising products such as high power batteries and Electronic Vehicle batteries. The Company is in the process of transferring its equity interest in Tianjin Meicai to an unrelated party (refer to note 7(b) to the financial statements).

We expect that our sources of liquidity will be sufficient for the next 12 months. We will continue to implement our turnaround plans to improve our operations. We will also continue to obtain government grant income with respect to the R&D project “Key Materials, Battery and Battery Pack for use in Electric Vehicles”. In addition, we expect to receive rental income from the R&D centre building starting from the third quarter of fiscal year 2013, which will generate a positive cash flow. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash and amount available under existing credit facilities is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from lending institutions. And we also will continue to reinforce our efforts to improve the collection of receivables and consider strategic asset dispositions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Capital Expenditures

We incurred capital expenditures of $32.4 million and $15.9 million in the nine months ended June 30, 2013 and 2012 respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construct our Research and Development Test Centre in Shenzhen, China. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Nine Months Ended June 30,
	2013	2012
Construction costs	$7,210	$6,843
Purchase of equipment and intangible assets	25,197	9,053
Total capital expenditure	$32,407	$15,896

We estimate that our total capital expenditures in fiscal year 2013 will reach approximately $42 million. Such funds will be used to purchase manufacturing equipment for the expansion of our polymer production lines and automatic prismatic production lines and for the construction of our Research and Development Test Centre at our Shenzhen facility and the Tianjin new energy base.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2013:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than	1-3		More than
Contractual Obligations	Total	1 year	years	3-5 years	5 years
Short-term bank loans	$149,569	149,569	-	-	-
Advances from unrelated third parties	17,453	17,453	-	-	-
Bills payable	68,343	68,343	-	-	-
Long-term bank loans, less current maturities	12,823	-	12,823	-	-
Other long-term loans	6,956	-	6,956	-	-
Capital commitments	2,728	2,728	-	-	-
Future interest payment on short-term bank loans	4,008	4,008	-	-	-
Future interest payment on long-term bank loans	2,077	1,174	903	-	-
Total	$263,957	$243,275	$20,682	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2013.

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

As of June 30, 2013, we provided guarantees for the following non-related parties: Tianjin Huaxiahongyuan Co. Ltd, Shenzhen Yasu Technology Co. Ltd, Shenzhen Langjin Technology Co., Ltd, Hubei Yanguang Energy Research Co., Ltd. The maximum amount of our exposure for these guarantees was $31.0 million as of June 30, 2013.

On January 5, 2013, Agricultural Bank of China informed the Company that Shenzhen Langjin Technology Co., Ltd. had defaulted on the loan guaranteed by China BAK and two other companies, and demanded a payment of the full guaranteed amount of RMB 60,000,000 (approximately $9,665,571) from China BAK and two other co-guarantors. As the two other co-guarantors only had the ability to pay RMB 14,000,000 (approximately $2,255,300), China BAK was demanded to pay the remaining guaranteed amount. As of March 31, 2013, China BAK had paid the remaining guaranteed amount as well as the accrued interest in an aggregate amount of RMB 46 million (approximately $7.5 million). As of June 30, 2013, China BAK had received RMB34.1 million (approximately $5.5 million) from Shenzhen Langjin.

On July 2, 2012, Shenzhen BAK entered into a guarantee agreement with Bank of Dalian, under which Shenzhen BAK agreed to guarantee a loan of Tianjin New Energy in a total amount of RMB20,000,000 (approximately $3.2 million) that it borrowed from Bank of Dalian. In addition, Mr. Li entered into a guarantee agreement with Bank of Dalian and assumed joint and several liabilities to guarantee the loan.

On October 15, 2012, Shenzhen BAK entered into a second guarantee agreement with Bank of Dalian, under which Shenzhen BAK agreed to guarantee a loan of Tianjin New Energy in a total amount of RMB 10,000,000 (approximately $1.6 million) that it borrowed from Bank of Dalian. In addition, Mr. Li entered into a guarantee agreement with Bank of Dalian and assumed joint and several liabilities to guarantee the loan.

On July 1, 2013, Shenzhen BAK executed a new guarantee agreement with Bank of Dalian with the same terms and conditions to guarantee the above loans of RMB 30 million for a period from July 11, 2013 to July 11, 2016. This new guarantee agreement supersedes the above two guarantee agreements.

Shenzhen BAK believes that Tianjin New Energy owns sufficient assets, including buildings measuring 24,000 square meters and land use rights over a parcel of land of 233,450 square meters, to repay the above loans that totaled RMB30,000,000 (approximately $4.8 million) without incurring Shenzhen BAK’s guarantor liability.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our chief executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and as a result of the material weakness discussed below, our chief executive officer and interim chief financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2013 were not effective because of the following material weakness in our internal control over financial reporting has been identified:

  We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements, resulting in an inappropriate offset of trade accounts receivable and customer deposits relating to a customer as of December 31, 2012, which was deemed to be delinquent during the quarter then ended and accordingly all outstanding amounts owed to us were fully impaired as of December 31, 2012.

  We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we  have taken or are taking the following remediation measures:

  We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience;

  We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the U.S. GAAP accounting guidline applicable to our financial reporting requirements; and

  Effective on August 6, 2013, we elected Ms. Martha Agee, our independent director who is qualified as an “audit committee financial expert” as defined by the rules and regulations of the SEC to serve as the Chairman of our Audit Committee.

Although we intend to complete the remediation of the material weaknesses discussed above before September 30, 2013, we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there was no change in our internal controls over financial reporting that occurred during the third quarter of fiscal 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the third quarter of fiscal 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the third quarter of fiscal 2013.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.      OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.      EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2013	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
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