Form 10-Q/A
period 2012-12-31
CHINA BAK BATTERY INC
filed 2013-08-23
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on February 14, 2013 with the Securities and Exchange Commission. We are amending and restating our financial statements to:

  correct an improper offset of trade accounts receivable and customers deposits relating to a customer as of December 31, 2012, which was deemed to be delinquent during the quarter then ended. Accordingly all outstanding amounts owed to us by this customer should have been fully impaired as of December 31, 2012. The Condensed Interim Consolidated Statements of Operations and Comprehensive Loss, Condensed Interim Consolidated Statements of Shareholders’ Equity and Condensed Interim Consolidated Statements of Cash Flows have been restated to properly reflect the impairment of trade accounts receivable owed by this customer as of December 31, 2012; and the Condensed Interim Consolidated Balances Sheets have been restated to present the correct amount of trade accounts receivable and customer deposits as of December 31, 2012.
  present the correct maturity profile of our long-term bank loans as of December 31, 2012 in Part I, Item 1, Note 8, Long-term Bank Loans and to properly reflect the reclassification in the Condensed Interim Consolidated Balances Sheets.
  revise the disclosure under Part I Item 4 regarding Controls and Procedures.

This Amendment No. 1 also addresses certain SEC comments provided to the Company and accordingly amends the following:

  Part I, Item 1, Condensed Interim Consolidated Statements of Cash Flows, which have been restated to properly reflect the reclassification of certain items within cash flows from operating activities.
  Part I, Item 1, Condensed Interim Consolidated Statements of Operations and Comprehensive Loss, which have been restated to properly present government grants as part of our operating income/(loss).
  Part I, Item 1, Note 1, Principal Activities, Basis of Presentation and Organization, to indicate that we do not have claims from other investors except for those originally disclosed.
  Part I, Item 1, Note 4, Inventories, to present the impairment of inventories as a write down of each of the inventory components
  Part I, Item 1, Note 6, Property, Plant and Equipment, Net, to (i) present the impairment as a write down of each of the property, plant and equipment components; and (ii) provide a description of the impairment analysis of the Company’s property, plant and equipment.
  Part I, Item 1, Note 6, Property, Plant and Equipment, Net, to move the description of assets pledged for our banking facilities to Note 7 Short-term Bank loans and to present the correct carrying amounts and description of the assets pledged for our banking facilities in Note 7, Note 8 Long-term Bank Loans and Note 9 Other Long-term Loans.
  Part I, Item 1, Note 16, Commitments and Contingencies (iii) Guarantees, which now provides more information about the guarantees that we provided to certain suppliers.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“the “Exchange Act”), this Amendment contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to February 14, 2013, the filing date of the original report. Accordingly, this Amendment No.1 should be read in conjunction with our other filings with the SEC.

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
			(As restated)
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$9,271,633	$9,289,093
Pledged deposits	2	5,510,198	4,938,696
Trade accounts receivable, net	3	77,449,591	62,145,869
Inventories	4	65,383,829	60,567,344
Prepayments and other receivables, net	5	7,707,546	8,410,698
Deferred tax assets, net		4,000,043	4,034,963

Total current assets		169,322,840	149,386,663

Property, plant and equipment, net	6	238,757,895	256,086,234
Lease prepayments, net		32,503,861	32,601,149
Intangible assets, net		628,063	756,196
Deferred tax assets, net		1,736,981	1,752,145

Total assets		$442,949,640	$440,582,387

See accompanying notes to the condensed interim consolidated financial statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Condensed interim consolidated balance sheets
As of September 30, 2012 and December 31, 2012 (continued)
(In US$)

		September 30,	December 31,
	Note	2012	2012
			(As restated)
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$156,154,525	$160,622,458
Accounts and bills payable		143,745,009	136,677,182
Obligations arising from loan guarantees	10	-	7,382,087
Accrued expenses and other payables	10	25,960,431	37,009,793

Total current liabilities		325,859,965	341,691,520

Long-term bank loans, less current maturities	8	18,883,720	19,048,578
Other long-term loans	9	7,586,776	7,653,010
Deferred revenue	11	7,699,842	7,681,967
Other long-term payables	12	10,364,372	19,058,981
Deferred tax liabilities		759,394	766,023

Total liabilities		371,154,069	395,900,079

Commitments and contingencies	16

Shareholders’ equity
Common stock US$ 0.001 par value;
20,000,000 authorized; 12,763,803 and 12,763,269 issued and outstanding as of September 30, 2012 and December 31, 2012, respectively		12,763	12,763
Donated shares		14,101,689	14,101,689
Additional paid-in capital		126,990,611	127,111,657
Statutory reserves		7,786,157	7,786,157
Accumulated deficit		(110,358,489)	(138,524,238)
Accumulated other comprehensive income		37,329,450	38,260,890
		75,862,181	48,748,918
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		71,795,571	44,682,308

Total liabilities and shareholders’ equity		$442,949,640	$440,582,387

See accompanying notes to the condensed interim consolidated financial statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Condensed interim consolidated statements of operations and comprehensive loss
For the three months ended December 31, 2011 and 2012
(Unaudited)
(In US$ except for number of shares)

	Three months ended December 31,
	2011	2012
		(As restated)

Net revenues	$71,754,957	$63,732,361
Cost of revenues	(57,723,757)	(67,971,371)
Gross profit / (loss)	14,031,200	(4,239,010)
Operating expenses:
Research and development expenses	(486,274)	(1,545,036)
Sales and marketing expenses	(1,957,670)	(2,188,015)
General and administrative expenses	(5,770,772)	(9,967,151)
Impairment charge on property, plant and equipment	(2,707,686)	-
Total operating expenses	(10,922,402)	(13,700,202)
Operating income/(loss)	3,108,798	(17,939,212)
Finance costs, net	(2,882,729)	(2,734,119)
Loss arising from loan guarantees	-	(7,360,706)
Government grant income	48,305	18,242
Other income/(expenses)	19,882	(117,948)
Income/(loss) before income taxes	294,256	(28,133,743)
Income tax expenses	(2,114,010)	(32,006)
Net loss	$(1,819,754)	$(28,165,749)

Net loss	$(1,819,754)	$(28,165,749)
Other comprehensive income
- Foreign currency translation adjustment	1,791,087	931,440
Comprehensive loss	$(28,667)	$(27,234,309)

Net loss per share:
- Basic	$(0.14)	$(2.23)
- Diluted	$(0.14)	$(2.23)

Weighted average number of shares of common stock:
- Basic	12,619,049	12,619,597
- Diluted	12,619,049	12,619,597

See accompanying notes to the condensed interim consolidated financial statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Condensed interim consolidated statements of shareholders’ equity
For the three months ended December 31, 2011 and 2012
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Shares of common stock			Additional			other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	Accumulated	comprehensive	Number of		shareholders’
	shares	Amount	shares	capital	reserves	deficit	income	shares	Amount	equity
						(As restated)
Balance as of October 1, 2011	12,763,255	$12,763	$14,101,689	$126,186,526	$7,645,303	$(44,410,240)	$35,804,409	(144,206)	$(4,066,610)	$135,273,840

Net loss	-	-	-	-	-	(1,819,754)	-	-	-	(1,819,754)
Share-based compensation for employee stock awards	-	-	-	255,477	-	-	-	-	-	255,477
Appropriation to statutory reserves	-	-	-	-	140,854	(140,854)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,791,087	-	-	1,791,087
Balance as of December 31, 2011	12,763,255	$12,763	$14,101,689	$126,442,003	$7,786,157	$(46,370,848)	$37,595,496	(144,206)	$(4,066,610)	$135,500,650
Balance as of October 1, 2012	12,763,269	$12,763	$14,101,689	$126,990,611	$7,786,157	$(110,358,489)	$37,329,450	(144,206)	$(4,066,610)	$71,795,571

Net loss	-	-	-	-	-	(28,165,749)	-	-	-	(28,165,749)
Share-based compensation for employee stock awards	-	-	-	121,046	-	-	-	-	-	121,046
Rounding difference on reverse stock split	534
Foreign currency translation adjustment	-	-	-	-	-	-	931,440	-	-	931,440
Balance as of December 31, 2012	12,763,803	$12,763	$14,101,689	$127,111,657	$7,786,157	$(138,524,238)	$38,260,890	(144,206)	$(4,066,610)	$44,682,308

See accompanying notes to the condensed interim consolidated financial statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Condensed interim consolidated statements of cash flows
For the three months ended December 31, 2011 and 2012
(Unaudited)
(In US$)

	Three months ended December 31,
	2011	2012
		(As restated)
Cash flows from operating activities
Net loss	$(1,819,754)	$(28,165,749)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,178,125	5,136,373
Provision for doubtful accounts	1,053,939	6,200,065
Write-down of inventories	-	19,275,145
Impairment charge	2,707,686	-
Loss arising from loan guarantees	-	7,360,706
Share-based compensation	255,477	121,046
Deferred income taxes	2,110,627	-
Deferred revenue	(62,939)	(84,849)
Exchange loss	164,869	198,290

Changes in operating assets and liabilities:
Trade accounts receivable	(20,225,712)	11,969,900
Inventories	12,366,702	(13,923,003)
Prepayments and other receivables	(2,003,045)	(577,170)
Accounts and bills payable	(1,027,864)	(7,737,665)
Accrued expenses and other payables	6,947,805	6,139,621
Net cash provided by operating activities	5,645,916	5,912,710

Cash flows from investing activities
Decrease in pledged deposits	807,608	617,736
Purchases of property, plant and equipment	(3,777,916)	(10,407,244)
Purchases of intangible assets	(463,779)	(155,112)
Net cash used in investing activities	$(3,434,087)	$(9,944,620)

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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of December 31, 2012 amounted to 73,749 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008. As of December 31, 2012, we have not received any claim from the other investors who have not been covered by the "2008 Settlement Agreements" in the January 2005 private placement.

Pursuant to the Li Settlement Agreement, the 2008 Settlement Agreements and upon the release of the 217,955 escrow shares relating to the fiscal year 2006 performance threshold to the relevant investors, neither Mr. Li or the Company have any obligations to the investors who participated in the Company’s January 2005 private placement relating to the escrow shares. As of December 31, 2012, we have not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

The Company accordingly has continued to develop a strategic plan (the “Turnaround Plan”). Under the Turnaround Plan, the Company will expand OEM market with new marketing strategies to increase revenue. At the same time, the Company will continue implementing cost reductions on both manufacturing costs and operating expenses to improve profit margins as well as reducing receivables outstanding through stronger credit controls. Due to adverse market conditions, the Company’s gross profit decreased from 20% in the first quarter ended December 31, 2011 to a gross loss of 6.7% in the same period of 2012. The Company intends to improve gross margin through the following measures:-

  Give production priority to orders for higher margin products
  Expand our customer base in the electric vehicle and polymer market who often procure higher margin cylindrical and polymer products from the Company
  Improve productivity to mitigate the negative impact of increasing production costs

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
For the three months ended December 31, 2011 and 2012
(In US$ except for number of shares)
(Unaudited)

1 Principal Activities, Basis of Presentation and Organization (continued)

Reclassifications

Certain amounts included in the prior period financial statements have been reclassified to conform to the current period financial statement presentation as follows:

(1)

In presenting the Company’s condensed interim consolidated statement of cash flows for the three months ended December 31, 2011, the Company presented $807,608 of cash flows from pledged deposits as financing cash flows. In presenting the Company’s condensed interim consolidated statement of cash flows for the three months ended December 31, 2012, the Company has reclassified cash flows from pledged deposits as investing cash flows.

(2)

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

(3)

The amounts of provision for obsolete inventories and change in inventories have been restated in the presentation of the condensed interim consolidated statement of cash flows for the three months ended December 31, 2011.

(4)

In presenting the Company’s condensed interim consolidated statements of operations and comprehensive loss for the three months ended December 31, 2011, government grant income was presented separately after operating loss. For those grants which are directly related to the Company’s operations, the Company has reclassified and included them in the computation of operating income. Subsidies related for research and development activities and lease prepayments were credited against the related expenses when received. After such reclassification, research and development expenses, general and administrative expenses, total operating expenses and government grant income decreased to $486,274, $5,770,772, $10,922,402 and $48,305, for the three months ended December 31, 2011, respectively, .

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

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012
(In US$ except for number of shares)
(Unaudited)

2 Pledged Deposits

Pledged deposits as of September 30, 2012 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2012	2012
Pledged deposits with banks for:
Construction payable	$129,768	$-
Bills payable	5,380,430	4,938,696
	$5,510,198	$4,938,696

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3 Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2012 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2012	2012
		(As restated)
Trade accounts receivable	$107,781,638	$100,648,068
Less: Allowance for doubtful accounts	(33,244,428)	(39,892,100)
	74,537,210	60,755,968
Bills receivable	2,912,381	1,389,901
	$77,449,591	$62,145,869

An analysis of the allowance for doubtful accounts for the three months ended December 31, 2011 and 2012 is as follows:

	Three months ended December 31,
	2011	2012
		(As restated)
Balance at beginning of period	$26,494,550	$33,244,428
Allowance for the period	498,325	6,339,031
Foreign exchange adjustment	334,613	308,641

Balance at end of period	$27,327,488	$39,892,100

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012
(In US$ except for number of shares)
(Unaudited)

4 Inventories

Inventories as of September 30, 2012 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2012	2012

Raw materials	$19,999,192	$17,906,622
Work-in-progress	13,912,685	15,227,558
Finished goods	31,471,952	27,433,164

	$65,383,829	$60,567,344

During the three months ended December 2011 and 2012, inventories write-down of nil and $19,275,145 respectively were charged to cost of revenue.

Part of the Company’s inventories with a carrying value of $23,863,691 and $24,072,024 as of September 30, 2012 and December 31, 2012, respectively, was pledged as collateral under certain loan agreements (see Note 7).

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012
(In US$ except for number of shares)
(Unaudited)

5 Prepayments and Other Receivables, net

Prepayments and other receivables as of September 30, 2012 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2012	2012

Prepayments for raw materials and others	$4,458,058	$4,803,446
Staff advance and prepayment for operating purpose	4,554,817	4,864,847
	9,012,875	9,668,293

Less: Allowance for doubtful accounts	(1,305,329)	(1,257,595)

	$7,707,546	$8,410,698

An analysis of the allowance for doubtful accounts for the three months ended December 31, 2011 and 2012 is as follows:

	Three months ended December 31,
	2011	2012

Balance at beginning of period	$694,587	$1,305,329
Allowance (Reversal) for the period	555,615	(58,958)
Foreign exchange adjustment	13,057	11,224

Balance at end of period	$1,263,259	$1,257,595

6 Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2012 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2012	2012

Buildings	$115,034,342	$127,865,523
Machinery and equipment	168,947,314	159,389,445
Office equipment	2,624,137	2,652,676
Motor vehicles	1,486,337	1,486,007
	288,092,130	291,393,651
Accumulated depreciation	(102,766,292)	(108,354,523)
Construction in progress	51,714,066	70,328,335
Prepayment for acquisition of property, plant and equipment	1,717,991	2,718,771

Carrying amount	$238,757,895	$256,086,234

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

(iii) Impairment charge

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of nil and $2,707,686 for the three months ended December 31, 2012 and 2011, respectively. The impairment charge represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities in Shenzhen primarily for the production of aluminum-case cells.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012
(In US$ except for number of shares)
(Unaudited)

7 Short-term Bank Loans

As of September 30, 2012 and December 31, 2012, the Company had several short-term bank loans and current maturities of long-term bank loans with aggregate outstanding balances of $156,154,525 and $160,622,458, respectively. The loans were primarily obtained for general working capital, carried interest rates ranging from 6% to 7.216% per annum, and had maturity dates ranging from 6 to 12 months. The loans are guaranteed by Mr. Xiangqian Li, who did not receive any compensation for acting as guarantor. These facilities were also secured by the Company’s assets with the following carrying values:

	September 30,	December 31,
	2012	2012

For short- term bank loans
Inventories	$23,863,691	$24,072,024
Machinery and equipment, net	47,255,604	45,722,332
Land use rights, buildings and construction in progress of BAK Industrial Park	107,140,980	107,340,987
Land use rights #1 and buildings of Tianjin Industrial Park Zone	23,970,502	23,844,413
	202,230,777	200,979,756
For long- term bank loans (Note 8)
Land use right and construction in progress of Research and Development Test Centre	34,796,887	39,369,580

For other long- term loans
Land use rights #2 of Tianjin Industrial Park Zone	9,566,555	9,595,552
	$246,594,219	$249,944,888

8 Long-term Bank Loans

As of September 30, 2012 and December 31, 2012, the Company had long-term bank loans of $18,883,720 and $19,048,578, respectively. As of December 31, 2012, the entire loan amount was borrowed under a four-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People’s Bank of China (“PBOC”) for three-year to five-year long-term loans, which is currently 7.403% per annum.

The long-term bank loan with China Development Bank is: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) secured by the property ownership and land use rights certificate relating to the land on which the Company’s Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. The net book value of the secured construction in progress and prepaid land use rights were $38,125,102 and $1,244,478, respectively, as of December 31, 2012 and were $33,563,180 and $1,233,707, respectively, as of September 30, 2012 (note 7).

F-16

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012
(In US$ except for number of shares)
(Unaudited)

8 Long-term Bank Loans (continued)

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of December 31, 2012 are as follows:

Payable within fiscal year ending September 30,	(As restated)
- 2013	$-
- 2014	6,419,207
- 2015	4,109,223
- 2016	8,520,148
$19,048,578

9 Other Long-term loans

As of December 31, 2012, the Company had interest-free advances of $2,517,644 from Tianjin Aifuyi Auto Parts. Co., Ltd and $5,135,366 from Tianjin Zhantuo International Trading Co., Ltd. Both companies are unrelated parties of the Company. The loans are non interest bearing, repayable by 2014 and unsecured except for the loan from Tianjin Zhantuo International Trading Co., Ltd. which was secured by the Company’s land use rights with a carrying amount of $9,595,552 as of December 31, 2012.

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

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
Notes to the condensed interim consolidated financial statements
For the three months ended December 31, 2011 and 2012
(In US$ except for number of shares)
(Unaudited)

14 Net Loss per Share

Basic net loss per share is based on the net loss for the three months ended December 31, 2012 attributable to equity shareholders of $28,165,749 (2011: $1,819,754) and the weighted average number of shares of common stock of 12,619,597 during the three months ended December 31, 2012 (2011: 12,619,049).

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
For the three months ended December 31, 2011 and 2012
(In US$ except for number of shares)
(Unaudited)

16 Commitments and Contingencies (continued)

(iii) Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of their existing or prospective suppliers, the Company has given guarantees to certain suppliers which are summarized as follows:

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

On April 1, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shenzhen Development Bank (currently known as “Pingan Bank”) Longhua Branch in the amount of $2.4 million by Shenzhen Tongli Hi-Tech Co., Ltd. (“Shenzhen Tongli”), one of the Company’s cases and caps suppliers, for the period from April 1, 2012 to March 31, 2013. Under this guarantee contract, the Company shall perform all obligations of Shenzhen Tongli under the loan contract if Shenzhen Tongli fails to perform its obligations as set forth in the loan contract.

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

On May 25, 2012 and June 25, 2012, the Company entered into two guarantee contracts to serve as the guarantor for the bank loan borrowed from Bank of China Shenzhen Branch in the amount of $10.8 million by Shenzhen Yasu Technology Co. Ltd. (“Shenzhen Yasu”), one of the Company’s prospective suppliers of chemical raw materials such as lithium cobalt oxides, for the period from May 25, 2012 to June 25, 2015. Under this guarantee contract, the Company shall perform all obligations of Shenzhen Yasu under the loan contract if Shenzhen Yasu fails to perform its obligations as set forth in the loan contract.

On August 15, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Agricultural Bank of China Shenzhen Branch in the amount of $9.6 million by Shenzhen Langjin Technology Development Co. Ltd. (“Shenzhen Langjin”), one of the Company’s prospective suppliers of chemical raw materials such as battery separator paper, for the period from August 15, 2011 to August 14, 2014. Under this guarantee contract, the Company shall perform all obligations of Shenzhen Langjin under the loan contract if Shenzhen Langjin fails to perform its obligations as set forth in the loan contract.

The Company has also guaranteed the loans of a related party under the common control of Mr. Xiangqian Li in the amount of approximately $11.2 million and $13.0 million as of September 30, 2012 and December 31, 2012, respectively.

Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin BAK”) is a company under common control of Mr. Xianqian Li, the Company’s CEO. The Company entered into various guarantee contracts to serve as the guarantor for the bank loans borrowed from Bank of Dailian by Tianjin BAK in the amount of $13.0 million as of December 31, 2012 extending to various periods up to October 15, 2013.

In China, it is a common practice among companies in the region where the Company is located to provide guarantees for bank debts of existing or prospective business partners with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks in these cases.

No assets were held either as collateral or by third parties that, upon the occurrence of any triggering events or condition under the guarantees, the Company could obtain or liquidate to recover all or a portion of the amounts paid under the guarantees.

As of December 31, 2012 and as of the filing date of this form 10-Q, the Company has assessed the performance risk of these guarantees and the fair value of the obligation arising therefrom and has considered it is immaterial to the consolidated financial statements. Therefore, except for an obligation of $7,382,087 recognized as of December 31, 2012 (Note 10 (b)), no obligations in respect of the above guarantees were recognized as of December 31, 2012.

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

The Company had only one customer that individually comprised 10% or more of net revenue for the three months ended December 31, 2011 and 2012 respectively, as follows:

	Three months ended December 31
	2011		2012

Dongguan Yulong Telecom Technology Co., Ltd.	$371,401	0.52% $	7,600,002	11.92%

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

We have experienced net losses during the past two fiscal years and for the current quarter ended December 31, 2012. We generated revenues of $63.7 million and $71.8 million for the three months ended December 31, 2012 and 2011, respectively, and net losses of $28.2 million and $1.8 million during the same periods, respectively. However, we believe that our accomplishments to date, as well as our business plan, will yield long-term growth of revenues and positive net income.

To help us finance and expand our operations, we had access to $218.1 million in short-term credit facilities and $24.1 million in long-term credit facilities as of December 31, 2012. As of December 31, 2012, the principal outstanding amounts included short-term bank loans of $160.6 million under credit facilities and long-term bank loans of $19.0 million maturing in over one year, and bills payable of $75.8 million under credit facilities, leaving $32.6 million of short-term funds available under our credit facilities for additional cash needs.

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

  Operating loss: Operating loss was $17.9 million for the three months ended December 31, 2012, a change of $21.0 million from operating income of $3.1 million for the same period in 2011.

  Net loss: Net loss was $28.2 million for the three months ended December 31, 2012, an increase of $26.4 million, or 1,448%, from $1.8 million for the same period in 2011.

  Fully diluted net loss per share: Fully diluted net loss per share was $2.23 for the three months ended December 31, 2012, as compared to $0.14 for the same period in 2011.

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

Government grant income. Government grant income for the three months ended December 31, 2012 mainly consisted of government subsidies received by us with non-operating nature and with no further conditions to be met. The amounts are recorded as a non-operating income when received.

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

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended
	December 31,
	2012	2011	Change	% Change
Net revenues	$63,732	$71,755	$(8,023)	(11.2)
Cost of revenues	67,971	57,724	10,247	17.8
Gross (loss) / profit	(4,239)	14,031	(18,270)	(130.2)
Operating expenses:
Research and development expenses	1,545	485	1,060	218.6
Sales and marketing expenses	2,188	1,958	230	11.7
General and administrative expenses	9,967	5,771	4,196	72.7
Impairment charge	-	2,708	(2,708)	(100.0)
Total operating expenses	13,700	10,922	2,778	25.4
Operating (loss) income	(17,939)	3,109	(21,048)	(677.0)
Finance costs, net	(2,734)	(2,882)	148	(5.1)
Loss arising from loan guarantees	(7,361)	-	(7,361)	(100.0)
Government grant income	18	48	(30)	(62.5)
Other (expense)/income	(118)	19	(137)	(721)
Income tax expenses	(32)	(2,114)	2,082	(98.5)
Net loss	$(28,166)	$(1,820)	$(26,346)	1,447.6

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

Research and development expenses. Research and development expenses increased to $1.5 million for the three months ended December 31, 2012, as compared to $0.5 million for the same period in 2011, an increase of $1.0 million, or 218.6%. We received a lesser amount of R&D government subsidies this year, which were accounted for as a credit against our expenses, conversely higher net research and development expenses were recorded for the three months ended December 31, 2012 as compared to the same period last year.

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

General and administrative expenses. General and administrative expenses increased to $10 million, or 15.6% of revenues, for the three months ended December 31, 2012, as compared to $5.8 million, or 8% of revenues, for the same period in 2011, an increase of $4.2 million, or 72.7%. The primary reason for the increase was that bad debt provision increased by $5.1 million. Other G&A expense decreased in the first quarter of fiscal 2013 as compared to the same quarter in fiscal 2012 due to the Company’s efforts to cut costs and expenses in order to improve working capital.

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

Operating (loss)/income. As a result of the above, our operating loss totaled $17.9 million for the three months ended December 31, 2012, as compared to operating income of $3.1 million for the same period in 2011. As a percentage of net revenues, our operating loss was 28.2% for the three months ended December 31, 2012, as compared to operating income of 4.3% for the same period in 2011.

Finance costs, net. Finance costs, net, decreased to $2.7 million for the three months ended December 31, 2012, as compared to $2.9 million for the same period in 2011, an decrease of $0.2 million, or 5.1%. The decrease in net finance costs is mainly attributable to the increase in capitalized interest of $0.56 million for the three months ended December 31, 2012.

Government grant income / Loss arising from loan guarantees/ Other (expenses)/income. Government grant income was approximately $18,000 and other loss was approximately $118,000 for the three months ended December 31, 2012, as compared to government grant income of $48,305 and other income of $20,000 for the same period in 2011. Shenzhen Langjin Technology Development Co. Ltd. had defaulted on bank loans guaranteed by us and the bank demanded full payment from us. A loss of $7,360,706 was recognized in the three months ended December 31, 2012.

Income tax expense. Income tax expense was approximately $32,000 for the three months ended December 31, 2012, as compared to $2.1 million income tax expenses for the same period in 2011.This was mainly due to the recognition of a $2.1 million deferred income tax charge in the same period of 2011.

Net loss. As a cumulative result of the foregoing, we had a net loss of $28.2 million for the three months ended December 31, 2012, compared to a net loss of $1.8 million for the three months ended December 31, 2011.

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

As of December 31, 2012, the principal outstanding loan amounts included short-term bank loans of $160.6 million under credit facilities and long-term bank loans of $19.0 million maturing in over one year, and bills payable of $75.8 million under credit facilities, leaving $32.6 million of short-term and $1.8 million of long-term funds available under our credit facilities for additional cash needs. We will continue to implement our turnaround plans to improve our operations. We expect that our sources of liquidity will be sufficient for the next 12 months.

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

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans and current maturities of long-term bank loans of $160.6 million, long-term bank loans of $19.0 million and bills payable of $75.8 million. For the purpose of presentation, the effect of increases in the bills payable balance is included in operating activities in the statements of cash flows.

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

We believe that our current cash and cash equivalents and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We believe that due to our long history of business relationships with our banks, which have historically allowed us to renew our loans on maturity, we should be able to continue to do so. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash and amount available under existing credit facilities is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from lending institutions. And we also will continue to reinforce our efforts to improve the collection of receivables and consider strategic asset dispositions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

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

Evaluation of Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our chief executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2012, we carried out a re-evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012.

Based on this re-evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures as of December 31, 2012 were not effective because of the following material weakness in our internal control over financial reporting has been identified:

We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements, resulting in an inappropriate offset of trade accounts receivable and customer deposits relating to a customer as of December 31, 2012, which was deemed to be delinquent during the quarter then ended and accordingly all outstanding amount owed to us were fully impaired as of December 31, 2012.

In order to cure the foregoing material weakness and to strengthen our internal control over financial reporting, we plan to make necessary changes by providing training to our finance team and our other relevant personnel on the U.S. GAAP accounting guidance applicable to our financial reporting requirements, We are also in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience.

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

99.1

Guaranty Contract of Maximum Amount (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, Bank of Dalian, dated November 16, 2012 [Incorporated by reference to Exhibit 99.1 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.2

Guaranty Contract of Maximum Amount (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, Bank of Dalian, dated October 15, 2012 [Incorporated by reference to Exhibit 99.2 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.3

Guaranty Contract of Maximum Amount (English summary) by and between BAK International (Tianjin) Ltd. and Tianjin Branch, Bank of Dalian, dated October 15, 2012 [Incorporated by reference to Exhibit 99.3 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.4

Guaranty Contract of Maximum Amount ( English summary) by and between Xiangqian Li, BAK International (Tianjin) Ltd, BAK International Limited and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2012 [Incorporated by reference to Exhibit 99.4 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.5

Comprehensive Credit Facility Agreement of Maximum Amount (English summary) by and between BAK International (Tianjin) Ltd. and Tianjin Branch, Bank of Dalian, dated November 16, 2012 [Incorporated by reference to Exhibit 99.5 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.6

Mortgage Contract of Maximum Amount (equipment) (English summary) by and between Shenzhen BAK Battery, Co., Ltd and Shenzhen Eastern Branch, Agricultural Bank of Chin, dated November 27, 2012 [Incorporated by reference to Exhibit 99.6 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.7

Mortgage Contract of Maximum Amount (land use rights) (English summary) by and between Shenzhen BAK Battery, Co., Ltd and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2012 [Incorporated by reference to Exhibit 99.7 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.8

Loan Agreement (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin BAK New Energy Research Institute Co., Ltd. , dated October 16, 2012 [Incorporated by reference to Exhibit 99.8 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.9

Loan Agreement (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin BAK New Energy Research Institute Co., Ltd. , dated July 12, 2012 [Incorporated by reference to Exhibit 99.9 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 23, 2013

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

99.1

Guaranty Contract of Maximum Amount (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, Bank of Dalian, dated November 16, 2012 [Incorporated by reference to Exhibit 99.1 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.2

Guaranty Contract of Maximum Amount (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin Branch, Bank of Dalian, dated October 15, 2012 [Incorporated by reference to Exhibit 99.2 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.3

Guaranty Contract of Maximum Amount (English summary) by and between BAK International (Tianjin) Ltd. and Tianjin Branch, Bank of Dalian, dated October 15, 2012 [Incorporated by reference to Exhibit 99.3 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.4

Guaranty Contract of Maximum Amount ( English summary) by and between Xiangqian Li, BAK International (Tianjin) Ltd, BAK International Limited and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2012 [Incorporated by reference to Exhibit 99.4 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.5

Comprehensive Credit Facility Agreement of Maximum Amount (English summary) by and between BAK International (Tianjin) Ltd. and Tianjin Branch, Bank of Dalian, dated November 16, 2012 [Incorporated by reference to Exhibit 99.5 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.6

Mortgage Contract of Maximum Amount (equipment) (English summary) by and between Shenzhen BAK Battery, Co., Ltd and Shenzhen Eastern Branch, Agricultural Bank of Chin, dated November 27, 2012 [Incorporated by reference to Exhibit 99.6 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.7

Mortgage Contract of Maximum Amount (land use rights) (English summary) by and between Shenzhen BAK Battery, Co., Ltd and Shenzhen Eastern Branch, Agricultural Bank of China, dated November 27, 2012 [Incorporated by reference to Exhibit 99.7 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.8

Loan Agreement (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin BAK New Energy Research Institute Co., Ltd. , dated October 16, 2012 [Incorporated by reference to Exhibit 99.8 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

99.9

Loan Agreement (English summary) by and between Shenzhen BAK Battery Co., Ltd. and Tianjin BAK New Energy Research Institute Co., Ltd. , dated July 12, 2012 [Incorporated by reference to Exhibit 99.9 to the registrant’s quarterly report on Form 10-Q filed on February 14, 2013]

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).