Form 10-Q/A
period 2013-03-31
CHINA BAK BATTERY INC
filed 2013-08-23
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q which was originally filed on May 20, 2013 and amended on July 15, 2013. We are amending and restating our financial statements to:

  correct an improper offset of trade accounts receivable and customers deposits relating to a customer as of December 31, 2012, which was deemed to be delinquent during the quarter then ended. Accordingly all outstanding amounts owed to us by this customer should have been fully impaired as of March 31, 2013. The Condensed Interim Consolidated Statements of Operations and Comprehensive Loss have been restated to properly reflect the impairment of trade accounts receivable owed by this customer as of March 31, 2013; and the Condensed Interim Consolidated Balances Sheets have been restated to present the correct amount of trade accounts receivable and customer deposits as of March 31, 2013.
  revise the disclosure under Part I Item 4 regarding Controls and Procedures.

This Amendment No. 2 also addresses certain SEC comments provided to the Company and amends the following accordingly:

  Part I, Item 1, Condensed Interim Consolidated Statements of Operations and Comprehensive Loss, which have been restated to properly present government grants as part of our operating income/(loss).
  Part I, Item 1, Note 1, Principal Activities, Basis of Presentation and Organization, to indicate that we do not have claims from other investors except for those originally disclosed.
  Part I, Item 1, Note 4, Inventories, to present the correct amount of inventories write-down for the three-months ended March 31, 2013.
  Part I, Item 1, Note 16, Commitments and Contingencies (iii) Guarantees, which now provides more information about the guarantees that we provided to certain suppliers.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

Except as specifically referenced herein, this Amendment No. 2 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to May 20, 2013, the filing date of the original report. Accordingly, this Amendment No.2 should be read in conjunction with our other filings with the SEC.

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
			(As restated)
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$9,271,633	$7,203,680
Pledged deposits	2	5,510,198	8,980,474
Trade accounts receivable, net	3	77,449,591	57,971,915
Inventories, net	4	65,383,829	54,646,193
Prepayments and other receivables	5	7,707,546	8,090,656
Recoverable from loan guarantee	5	-	3,135,685
Deferred tax assets, net	12	4,000,043	-

Total current assets		169,322,840	140,028,603

Property, plant and equipment, net	6	238,757,895	246,703,702
Prepaid land use rights, net	6	32,503,861	32,752,536
Intangible assets, net	6	628,063	226,790
Deferred tax assets, net	12	1,736,981	-

Total assets		$442,949,640	$419,711,631

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated balance sheets
As of September 30, 2012 and March 31, 2013 (continued)
(In US$)

		September 30,	March 31,
	Note	2012	2013
			(As restated)
			(Unaudited)
Liabilities
Current liabilities
Short-term bank loans	7	$156,154,525	$162,786,110
Accounts and bills payable		143,745,009	136,487,809
Accrued expenses and other payables	10	25,960,431	32,813,510

Total current liabilities		325,859,965	332,087,429

Long-term bank loans, less current maturities	8	18,883,720	15,899,446
Other long-term loans	9	7,586,776	15,930,182
Deferred revenue	11	7,699,842	7,625,876
Other long-term payables	11	10,364,372	21,875,756
Deferred tax liabilities	12	759,394	768,948

Total liabilities		371,154,069	394,187,637

Commitments and contingencies	16

Shareholders’ equity
Common stock US$ 0.001 par value; 20,000,000 authorized; 12,763,803 issued and outstanding as of September 30, 2012 and March 31, 2013		12,763	12,763
Donated shares		14,101,689	14,101,689
Additional paid-in capital		126,990,611	127,208,995
Statutory reserves		7,786,157	7,786,157
Accumulated deficit		(110,358,489)	(158,212,616)
Accumulated other comprehensive income		37,329,450	38,693,616
		75,862,181	29,590,604
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		71,795,571	25,523,994

Total liabilities and shareholders’ equity		$442,949,640	$419,711,631

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of comprehensive income
For the three and six months ended March 31, 2012 and 2013
(Unaudited)
(In US$ except for number of shares)

	Three months ended March 31,		Six months ended March 31,
	2012	2013	2012	2013
		(As restated)

Net revenues	$32,780,933	$44,066,491	$104,535,890	$107,798,852
Cost of revenues	(36,651,065)	(47,619,000)	(94,374,822)	(115,590,371)
Gross profit/(loss)	(3,870,132)	(3,552,509)	10,161,068	(7,791,519)
Operating expenses:
Research and development expenses	(709,956)	(1,314,604)	(1,196,230)	(2,859,640)
Sales and marketing expenses	(1,752,896)	(1,914,579)	(3,710,566)	(4,102,594)
General and administrative expenses	(6,672,047)	(6,750,289)	(9,183,585)	(10,531,536)
(Provision for)/ recovery of bad debt	(421,446)	8,342,151	(3,680,680)	2,142,085
Impairment charge on property, plant and equipment	-	(11,396,349)	(2,707,686)	(11,396,349)
Total operating expenses	(9,556,345)	(13,033,670)	(20,478,747)	(26,748,034)
Operating loss	(13,426,477)	(16,586,179)	(10,317,679)	(34,539,553)

Finance costs, net	(2,634,429)	(1,705,189)	(5,517,158)	(4,439,308)
(Loss)/reversal of loss arising from	-	4,549,667	-	(2,811,039)
loan guarantees
Government grant income	28,607	35	76,912	18,277
Other income/(expenses)	412,097	47,555	431,979	(56,231)
Loss before income taxes	(15,620,202)	(13,694,111)	(15,325,946)	(41,827,854)
Income tax expenses	(7,846)	(5,994,266)	(2,121,856)	(6,026,273)
Net loss	$(15,628,048)	$(19,688,377)	$(17,447,802)	$(47,854,127)
Other comprehensive income
- Foreign currency translation adjustment	67,744	432,726	1,858,831	1,364,166
Comprehensive loss	$(15,560,304)	$(19,255,651)	$(15,588,971)	$(46,489,961)

Net loss per share:
- Basic	$(1.24)	$(1.56)	$(1.38)	$(3.79)
- Diluted	$(1.24)	$(1.56)	$(1.38)	$(3.79)

Weighted average number of shares of
common stock:
- Basic	12,619,049	12,619,597	12,619,049	12,619,597
- Diluted	12,619,049	12,619,597	12,619,049	12,619,597

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
(Unaudited)
(In US$)

	Six months ended March 31,
	2012	2013
Cash flow from operating activities
Net loss	$(17,447,802)	$(47,854,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,326,819	10,022,512
Provision for recovery of doubtful accounts	3,686,537	(2,142,085)
Write-down of obsolete inventories	1,967,738	25,795,764
Impairment charge	2,707,686	11,396,349
Loss arising from loan guarantee	-	2,811,039
Share-based compensation	474,731	218,384
Deferred income taxes	2,110,627	5,792,575
Exchange difference	1,985	929,121
Changes in operating assets and liabilities:
Trade accounts receivable	(13,804,887)	23,960,665
Inventories	7,207,565	(15,212,219)
Prepayments and other receivables	(6,886,989)	(1,918,491)
Recoverable on loan guarantee	-	(1,407,034)
Accounts and bills payable	4,528,041	(6,722,829)
Accrued expenses and other payables	20,036,300	14,374,314
Deferred revenue	(126,347)	(170,027)
Net cash provided by operating activities	14,782,004	19,873,911

Cash flow from investing activities
Decrease/(increase) in pledged deposits	3,455,963	(3,393,661)
Payment of guaranteed loans	-	(7,294,672)
Repayment of guaranteed loans	-	1,524,657
Purchases of property, plant and equipment	(10,052,253)	(20,800,251)
Purchases of intangible assets	(463,779)	(336,507)
Net cash used in investing activities	(7,060,069)	(30,300,434)

Cash flow from financing activities
Proceeds from borrowings	95,395,611	100,957,520
Repayment of borrowings	(111,453,961)	(99,514,848)
Borrowings from related parties	-	862,854
Repayment to related parties	-	(2,180,599)
Proceeds from other long-term loans	-	8,208,548
Net cash (used in) provided by financing activities	(16,058,350)	8,333,475

Effect of exchange rate changes on cash and cash equivalents	156,857	25,095
Net decrease in cash and cash equivalents	(8,179,558)	(2,067,953)
Cash and cash equivalents at the beginning of period	24,858,239	9,271,633
Cash and cash equivalents at the end of period	$16,678,681	$7,203,680
Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to banks	$9,325,325	$27,605,690
Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$5,345,828	$4,346,894

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

The Company accordingly has continued to develop a strategic plan (the “Turnaround Plan”). Under the Turnaround Plan, the Company will expand OEM market with new marketing strategies to increase revenue. At the same time, the Company will continue implementing cost reductions on both manufacturing costs and operating expenses to improve profit margins as well as reducing receivables outstanding through stronger credit controls. Due to adverse market conditions, the Company’s gross profit decreased from 9.7% in the six months ended March 31, 2012 to a gross loss of 7.2% in the same period of 2013. The Company intends to improve gross margin through the following measures:-

  Give production priority to orders for higher margin products
  Expand our customer base in the electric vehicle and polymer market who often procure higher margin cylindrical and polymer products from the Company
  Improve productivity to mitigate the negative impact of increasing production costs

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

(3)

In presenting the Company’s condensed interim consolidated statement of operations and comprehensive loss for the three months ended and six months ended March 31, 2012, government grant income was presented separately after operating loss. For those grants which are directly related to the Company’s operations, the Company has reclassified and included them in the computation of operating income. Subsidies related for research and development activities and lease prepayments were credited against the related expenses when received. After such reclassification, research and development expenses, general and administrative expenses, total operating expenses and government grant income decreased to $709,956, $6,672,047, $9,556,345 and $28,607, respectively for the three months ended March 31, 2012. Research and development expenses, general and administrative expenses, total operating expenses and government grant income decreased to $1,196,230, $9,183,585, $20,478,747and $76,912, respectively for the six months ended March 31, 2012.

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

2. Pledged Deposits

Pledged deposits as of September 30, 2012 and March 31, 2013 consisted of the following:

	September 30,	March 31,
	2012	2013
Pledged deposits with banks for:
Construction payable	$129,768	$1,658
Bills payable	5,380,430	8,978,816
	$5,510,198	$8,980,474

Deposits pledged for construction payable are generally released when the relevant construction projects are completed.

3. Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2012 and March 31, 2013 consisted of the following:

	September 30,	March 31,
	2012	2013
		(As restated)

Trade accounts receivable	$107,781,638	$83,197,293
Less: Allowance for doubtful accounts	(33,244,428)	(31,531,678)
	74,537,210	51,665,615
Bills receivable	2,912,381	6,306,300
	$77,449,591	$57,971,915

An analysis of the allowance for doubtful accounts is as follows:

Six months
ended
March 31,2013

Balance at October 1, 2012	$33,244,428
Provision for the period	3,960,154
Reversal for the period	(6,097,786)
Foreign exchange adjustment	424,882

Balance at March 31, 2013	$31,531,678

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

During the three months ended March 31, 2012 and 2013, inventories write-down of $1.97 million and $6.5 million respectively were charged to cost of revenue.

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

As of March 31, 2013 and September 30, 2012, the Company advances to three related companies with common shareholder of MrXianqian Li, the Company’s CEO. These loans to related companies were interest-free, unsecured and repayable on demand.

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
(In US$ except for number of shares)
(Unaudited)

6. Property, Plant and Equipment, net, Prepaid Land Use Rights, net and Intangible Assets, net (continued)

(i) Depreciation expense for the six months ended March 31, 2012 and 2013 is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2013	2012	2013
Cost of revenues	$3,703,196	$3,452,718	$7,411,674	$7,394,523

Research and development expenses	149,438	143,699	289,785	280,416
Sales and marketing expenses	43,096	34,271	86,861	66,853
General and administrative expenses	817,095	809,784	1,639,477	1,616,449
	$4,712,825	$4,440,472	$9,427,797	$9,358,241

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

	September 30,	March 31,
	2012	2013
For short- term bank loans
Inventories	$23,863,691	$24,163,958
Machinery and equipment, net	47,255,604	44,076,028
Land use rights, buildings and construction in progress of BAK Industrial Park	107,140,980	105,336,168
Land use rights #1 of Tianjin Industrial Park Zone	23,970,502	23,907,306
	202,230,777	197,483,460
For long- term bank loans (Note 8)
Land use right and construction in progress of Research and Development Test Centre	34,796,887	40,723,035
For other long- term loans
Land use rights #2 of Tianjin Industrial Park Zone	9,566,555	9,577,458
	$246,594,219	$247,783,953

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

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The aggregate maturities of long-term bank loans as of March 31, 2013 are as follows:

Payable within fiscal year ending September 30,
- 2013	$-
- 2014	3,221,857
- 2015	8,054,643
- 2016	4,622,946
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
$15,930,182

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

10. Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2012 and March 31, 2013 consisted of the following:

	September 30,	March 31,
	2012	2013
		(As restated)
Construction costs payable	1,688,862	8,485,566
Equipment purchase payable	5,465,281	3,216,699
Customer deposits	4,097,251	3,812,108
Advance from an unrelated third party	5,727,286	7,861,331
Advance from related parties (note)	1,224,287	-
Other payables and accruals	7,183,311	8,877,117
Staff and workers’ welfare and bonus	574,153	560,689

	25,960,431	32,813,510

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

(b) Other Long-term Payables

Other long-term payables as of September 30, 2012 and March 31, 2013 consist of the following:

	September 30,	March 31,
	2012	2013
Government subsidies received for:-

- Automated high-power lithium battery project from the National Development and Reform Commission and Ministry of Industry and Information Technology	$7,913,200	$8,012,759
- New energy innovation project from the Ministry of Finance	-	9,665,571
- Various lithium battery related projects from various government authorities	2,384,126	4,197,426
Others	67,046	-

	$10,364,372	$21,875,756

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

12. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

A reconciliation of the provision for income taxes determined at the statutory income tax to the Company's income tax expenses as follows:

	For the Three Months			For the Six Months
	ended March 31,			ended March 31,
	2012		2013	2012	2013
			(As restated)
Loss before income taxes	$(15,620,202)		$(13,694,111)	$(15,325,946)	$(41,827,854)

United States federal corporate income tax rate	35%		35%	35%	35%
Income tax computed at United States statutory corporate	5,467,071		4,792,939	5,364,081	14,639,749
income tax rate
Reconciling items:
Rate differential for PRC earnings	(2,542,096)		(2,726,524)	(1,624,531)	(8,061,891)
Loss not recognized as deferred tax assets	(2,912,297)		(2,245,771)	(3,385,665)	(6,533,102)
Valuation allowance on deferred tax assets	(7,846)		(5,780,842)	(2,121,866)	(5,781,450)
Share based payment	(12,678)		(34,068)	(76,739)	(76,434)
Under-provision in prior year	-		-	(277,136)	(213,144)
Income tax expenses	$(7,846)	$	(5,994,266)	$(2,121,856)	$(6,026,272)

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

14. Net Loss Per Share

The following is the calculation of net loss per share:

	Three months ended March 31,		Six months ended March 31,
	2012	2013	2012	2013
		(As restated)
Net loss	$(15,628,048)	$(19,688,377)	$(17,447,802)	$(47,854,127)

Weighted average shares used in basic and diluted computation	12,619,049	12,619,597	12,619,049	12,619,597

Loss per share – Basic and diluted	$(1.24)	$(1.56)	$(1.38)	$(3.79)

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
For the three and six months ended March 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

16. Commitments and Contingencies (continued)

(iii) Guarantees

In order to secure the supplies of certain raw materials and upon the request of their existing or prospective suppliers, the Company has given guarantees of bank borrowings with maximum obligation period of from one to three years to certain parties to the maximum extent as follows:

	September	March 31,	Guarantee
	30,
Guarantee for	2012	2013	Period

Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,386,369	$-	4/1/2012-3/31/2013
Tianjin Huaxiahongyuan Ltd. - a non-related party	2,386,369	2,416,393	4/25/2012-4/25/2015
Shenzhen Yasu Technology Co. Ltd. - a non-related party	9,545,476	9,665,571	5/25/2012-6/25/2015
Shenzhen Langjin - a non-related party (Note5(b))	9,545,476	9,665,571	8/15/2011-8/14/2014
Tianjin BAK New Energy Research Institute Co., Ltd.- a related party	11,247,753	6,443,714	7/2/2012-10/15/2013
	$35,111,443	$28,191,249

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

On May 25, 2012 and June 25, 2012, the Company entered into two guarantee contracts to serve as the guarantor for the bank loan borrowed from Bank of China Shenzhen Branch in the amount of $9.7million by Shenzhen Yasu Technology Co. Ltd. (“Shenzhen Yasu”), one of the Company’s prospective suppliers of chemical raw materials such as lithium cobalt oxides, for the period from May 25, 2012 to June 24, 2015. Under these guarantee contracts, the Company shall perform all obligations of Shenzhen Yasu under the loan contracts if Shenzhen Yasu fails to perform its obligations as set forth in the loan contracts.

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

The Company has also guaranteed the loans of a related party under the common control of Mr. Xianqian Li in the amount of approximately $11.2 milion and $6.44 million as of September 30, 2012 and March 31, 2013, respectively.

Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin BAK”) is a company under common control of Mr. Xianqian Li, the Company’s CEO. The Company entered into various guarantee contracts to serve as the guarantor for the bank loans borrowed from Bank of Dailian by Tianjin BAK in the amount of $6.44 million as of March 31, 2013 extending to various periods up to October 15, 2013.

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

On January 5, 2013, the Company received a notice that the Shenzhen Langjin Technology Development Co. Ltd. had defaulted on their loan guaranteed by the Company and two other companies and demanded immediate payment of the full guaranteed amount RMB60,000,000 (US$9,665,571) from the Company and two other co-guarantors. As the two other co-guarantors had the ability to pay RMB14,000,000 (US$2,255,300) only, the Company was demanded to pay the remaining balance. As of March 31, 2013, the Company has paid China Agricultural Bank an amount of RMB46 million (US$7.4 million), and received an amount of RMB9 million (US$1.5 million) that it claimed back from Shenzhen Langjin. On April 28, 2013, the Company received a further indemnification amount of RMB19 million (US$3.1million) .

During the six months ended March 31, 2012 and 2013, the Company recorded a net loss arising from loan guarantees of nil and $2.8 million, respectively. During the three months ended March 31, 2012 and 2013, the Company recorded a reversal of the net loss arising from loan guarantees of nil and $4.6 million, respectively.

As of March 31, 2013 and as of filing date of this form 10-Q, the Company has assessed the performance risk of these guarantees and the fair value of the obligation arising from them and considered it is immaterial to the condensed consolidated financial statements except for the obligations relating to Shenzhen Langjin.

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

We have experienced net losses during the past two fiscal years and for the current quarter ended March 31, 2013. We generated revenues of $44.1 million and $32.8 million for the three months ended March 31, 2013 and 2012, respectively, and net losses of $19.7 million and $15.6 million during the same periods, respectively. However, we believe that our accomplishments to date, as well as our business plan, will yield long-term growth of revenues and positive net income.

To help us finance and expand our operations, we had access to $217.2 million in short-term credit facilities, $24.1 million in long-term credit facilities and $38 million in other line of credit as of March 31, 2013. As of March 31, 2013, the principal outstanding amounts included short-term bank loans and current maturities of long-term bank loans of $162.8 million under credit facilities and long-term bank loans of $15.9 million maturing in over one year, and bills payable of $68.8 million under credit facilities, leaving $31.9 million funds available under our credit facilities for additional cash needs.

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

  Operating loss: Operating loss was $16.6 million for the three months ended March 31, 2013, an increase of $3.1 million from of $13.4 million for the same period in 2012.

  Net loss: Net loss was $19.7 million for the three months ended March 31, 2013, an increase of $4.1 million, or 20.8%, from $15.6 million for the same period in 2012.

  Fully diluted net loss per share: Fully diluted net loss per share was $1.56 for the three months ended March 31, 2013, as compared to $1.24 for the same period in 2012.

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

Government grant income. Government grant income mainly consisted of government subsidies received by us with non-operating nature and with no further conditions to be met. The amounts are recorded as a non-operating income when received.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended
	March 31,		Change
	2013	2012		%
Net revenues	$44,066	$32,781	$11,285	34.4
Cost of revenues	47,619	36,651	10,968	29.9
Gross loss	(3,553)	(3,870)	317	(8.2)
Operating expenses:
Research and development expenses	1,315	710	605	(85.2)
Sales and marketing expenses	1,915	1,753	162	9.2
General and administrative expenses	6,750	6,672	(98)	(1.5)
Provision for / (recovery) of bad debt	(8,342)	421	(8,763)	(2,081.5)
Impairment charge on property, plant and equipment	11,396	-	11,396	100.0
Total operating expenses	13,034	9,556	3,478	36.4
Operating loss	(16,587)	(13,426)	(3,161)	235
Finance costs, net	(1,705)	(2,634)	929	(35.3)
Recovery of loss from loan guarantees	4,550	-	4,550	-
Government grant income	-	29	(29)	(100)
Other income	48	412	(364)	(88.3)
Income tax expenses	(5,994)	(8)	(5,986)	748.3
Net loss	$(19,688)	$(15,627)	$(4,061)	26.0

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

Net revenues from sales of aluminum-case cells decreased to $9.0 million in the three months ended March 31, 2013, from $11.7 million in the same period in 2012, a decrease of $2.7 million, or 23.1%, resulting from a decrease in sales volume of 4% accompanied by a decrease in our average selling price of 20%. This was mainly due to the adjustments in our marketing strategy to focus on high end markets and high-value customers thereby increasing sales of prismatic smartphone batteries and lithium-ion polymer smartphone batteries instead of the prismatic cells sold to the replacement market. The polymer batteries have a higher capacity and are safer than prismatic batteries and therefore more suitable for use in smartphones. This also led to a sharp drop in the price of prismatic cells. Thus, we gradually stopped producing prismatic cells for the replacement market and we are in a transition period to develop the high-end products and, during this transition period, we were disposing of reconditioned prismatic cells at a very low price. These cells were primarily prior returns from customers and we reconditioned them for sale to other customers, generally at a low price. During the three months ended March 31, 2013, sales of $14.6 million were generated from these reconditioned prismatic cells.

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

We sold $2.9 million in lithium polymer cells for the three months ended March 31, 2013, compared to $2.3 million in lithium polymer cells in the same period in 2012, an increase of $0.6 million, or 24.5%, resulting from an increase in sales volume of 50.5%, offset by a decrease in the average selling price of 16.94%. The increase in sales volume was mainly due to the increased demand for our lithium polymer cells from the booming smartphone market. The selling price decreased this year due to clearance of reconditioned products during this period. During the three months ended March 31, 2013, sales of $0.3 million were generated from these reconditioned lithium polymer cells.

We also sold approximately $4.1 million in high-power lithium battery cells for the three months ended March 31, 2013, as compared to $2.3 million in high-power lithium battery cells in the same period in 2012, resulting from an increase in sales volume of 74.7%, offset by a decrease in the average selling price of 2.4%. The increase in sales was mainly due to the increased demand from the electric vehicle market, especially electric bicycles and electric car manufacturers. We reduced the selling price to attract new customers.

Cost of revenues. Cost of revenues increased to $47.6 million for the three months ended March 31, 2013, as compared to $36.7 million for the same period in 2012, an increase of $11.0 million, or 29.9%. The increase in cost of revenues was due to the increase in total sales volume, which increased by 28.8% to $41.6 million for the three month ended March 31, 2013 from $32.3 million in the same period in 2012. Included in cost of revenues was impairment of reconditioned inventories of $0.5 million for the three months ended March 31, 2013 and $5.8 million in the six months ended March 31, 2013. The Company had previously written down these products in prior periods whenever there was an indication and expectation that they were impaired. However, as the market conditions continued to deteriorate, further write downs were necessary.

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

Research and development expenses. Research and development expenses increased to $1.3 million for the three months ended March 31, 2013, as compared to $0.7 million for the same period in 2012, representing an increase of $0.6 million, or 85.2%. We continued our cost reduction policy included in our turnaround plan, but since we received lesser amount of R&D government subsidies this year, which were accounted for as credit against our expenses, conversely a higher net research and development expenses were recorded in the three months ended March 31, 2013 as compared to the same period last year.

Sales and marketing expenses. Sales and marketing expenses increased to $1.9 million for the three months ended March 31, 2013, as compared to $1.8 million for the same period in 2012, representing an increase of $0.1 million, or 9.2%, primarily due to the increase in transportation and packing expenses of $0.4 million. As a percentage of revenues, sales and marketing expenses decreased to 4.4% for the three months ended March 31, 2013, from 5.4% for the same period in 2012, primarily due to the increase in net revenues.

General and administrative expenses. General and administrative expenses increased to $6.8 million, or 15.3% of revenues, for the three months ended March 31, 2013, as compared to $6.7 million, or 20.3% of revenues, for the same period in 2012, representing an increase of $0.1 million, or 1.2% .

Provision for (reversal of) bad debt. We recorded a reversal of bad debt of $8.3 million for the three months ended March 31, 2013 owing to our efforts to collect long outstanding receivables. We recorded a provision for bad debt of $0.4 million in the three months ended March 31, 2012.

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

Operating loss. As a result of the above, our operating loss totaled $16.6 million for the three months ended March 31, 2013, as compared to $13.4 million for the same period in 2012. As a percentage of net revenues, our operating loss was 37.7% of revenues for the three months ended March 31, 2013, as compared to 41.0% for the same period in 2012.

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

Government grant income / Other (expenses)/income. Government grant income was approximately $35 and other income was approximately $47,000 for the three months ended March 31, 2013, as compared to government grant income of $29,000 and other income of $0.4 million for the same period in 2012.

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

Net loss. As a cumulative result of the foregoing, we had a net loss of $19.7 million for the three months ended March 31, 2013, compared to $15.6 million for the three months ended March 31, 2012.

Comparison of Six Months Ended March 31, 2013 and 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended
	March 31,		Change
	2013	2012		%
Net revenues	$107,799	$104,536	$3,263	3.1
Cost of revenues	115,590	94,375	21,215	22.5
Gross (loss) / profit	(7,791)	10,161	(17,952)	(176.7)
Operating expenses:
Research and development expenses	2,860	1,196	1,664	139.1
Sales and marketing expenses	4,103	3,710	393	10.6
General and administrative expenses	10,532	9,184	1,348	(14.7)
(Reversal of) provision for bad debt	(2,142)	3,681	5,823	(158.2)
Impairment charge on property, plant and equipment	11,396	2,708	8,688	320.8
Total operating expenses	26,749	20,479	6,269	30.6
Operating loss	(34,540)	(10,318)	(24,221)	234.7
Finance costs, net	(4,439)	(5,517)	1,078	(19.5)
Loss arising from loan guarantees	(2,811)	-	(2,811)	-
Government grant income	18	77	(59)	(76.6)
Other (expense)/income	(56)	432	(488)	(113.0)
Income tax expenses	(6,026)	(2,122)	(3,904)	184.0
Net loss	$(47,854)	$(17,448)	$(30,406)	174.3

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

Research and development expenses. Research and development expenses increased to $2.9 million for the six months ended March 31, 2013, as compared to $1.2 million for the same period in 2012, an increase of $1.7 million, or 139.1%. We continued our cost reduction policy included in our turnaround plan, but since we received lesser amount of R&D government subsidies this year, which were accounted for as credit against our expenses, conversely a higher net research and development expenses were recorded in the six months ended March 31, 2013 as compared to the same period last year.

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

General and administrative expenses. General and administrative expenses increased to $10.5 million, or 9.8% of revenues, for the six months ended March 31, 2013, as compared to $9.2 million, or 8.8% of revenues, for the same period in 2012, representing an increase of $1.3 million, or 14.7%.

Provision for (reversal of) bad debt. We recorded a reversal of bad debt of $2.1 million for the six months ended March 31, 2013 owing to our efforts to collect long outstanding receivables. We recorded a provision for bad debt of $3.7 million in the six months ended March 31, 2012.

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

Operating loss. As a result of the above, our operating loss totaled $34.5 million for the six months ended March 31, 2013, as compared to $10.3 million for the same period in 2012. As a percentage of net revenues, our operating loss was 32.0% for the six months ended March 31, 2013, as compared to 9.9% for the same period in 2012.

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

Loss arising from loan guarantees / Government grant income / Other (expenses)/income. Government grant income was approximately $18,000 and other expenses were approximately $56,000 for the six months ended March 31, 2013, as compared to government grant income of $77,000 and other income of $0.4 million for the same period in 2012. Shenzhen Langjin had defaulted on bank loans guaranteed by us and we paid an aggregate amount of RMB 46.0million (approximately $7.4 million) to the bank. As of March 31, 2013, we expected to recover at least $ 4.6 million from Shenzhen Langjin. A loss of $2.8 million was recognized in the six months ended March 31, 2013.

Income tax expense. Income tax expense was approximately $6.0 million for the six months ended March 31, 2013, as compared to $2.1 million for the same period in 2012. This was mainly due to the valuation allowance totaling 5.8 million on deferred income tax assets arising on tax losses primarily before the fiscal year 2012. Since we continued to experience significant losses for the current quarter ended March 31, 2013, we are uncertain that we can generate sufficient profit to claim these deferred tax income benefit in the future.

Net loss. As a cumulative result of the foregoing, we had a net loss of $47.8 million for the six months ended March 31, 2013, compared to $17.4 million for the six months ended March 31, 2012.

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

Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations and commercial commitments as of March 31, 2013:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than			More
					than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Short-term bank loans	$162,786	$162,786	$-	$-	$-
Bills payable	68,838	68,838	-	-	-
Long-term bank loans, less current maturities	15,899	-	15,899	-	-
Other long-term loans	15,930	-	15,930	-	-
Capital commitments	2,697	2,697	-	-	-
Future interest payment on short-term bank loans	6,294	6,294	-	-	-
Future interest payment on long-term bank loans	3,433	-	3,433	-	-
Total	$275,877	$240,615	$35,262	$-	$-

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

In connection with the preparation of our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013, we carried out a re-evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013 and identified further material weakness (point number 3 below) in our internal control over financial reporting.

Based on this re-evaluation and as a result of the material weaknesses discussed below, our chief executive officer and interim chief financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2013 were not effective because:

(1)	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

(2)	As of March 31, 2013, we did not have an “audit committee financial expert” as defined by the rules and regulations of the SEC serving as a member of our Audit Committee. On February 27, 2013, Charlene Spoede Budd resigned as a member of the Board of Directors of the Company and as the Chairman of the Board’s Audit Committee.

(3)	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements, resulting in an inappropriate offset of trade accounts receivable and customer deposits relating to a customer as of March 31, 2013, which was deemed to be delinquent during the quarter then ended and accordingly all outstanding amount owed to us were fully impaired as of March 31, 2013.

In order to cure the foregoing material weaknesses in our internal controls over financial reporting, we are taking the following remediation measures:

  We plan to make necessary changes by providing training to our finance team and our other relevant personnel on the U.S. GAAP accounting guideline applicable to our financial reporting requirements;

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