Form 10-K
period 2013-09-30
CHINA BAK BATTERY INC
filed 2014-01-14
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 F

or the transition period from _____________ to _____________

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [   ]                        No [X]

As of March 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on The NASDAQ Global Market) was approximately $10.2 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 12,619,597 shares of the registrant’s common stock outstanding as of January 10, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
  “BAK India” are to our Indian subsidiary, BAK Telecom India Private Limited;
  “Shenzhen BAK” are to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.;
  “BAK Tianjin” are to our PRC subsidiary, BAK International (Tianjin) Ltd.;
  “BAK Battery” are to our PRC subsidiary, BAK Battery (Shenzhen) Co., Ltd.;
  “BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;
  “BAK Dalian” are to our Dalian subsidiary, Dalian BAK Trading Co., Ltd.;
  “China” and “PRC” are to the People’s Republic of China;
  “RMB” are to Renminbi, the legal currency of China;
  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States;
  “SEC” are to the United States Securities and Exchange Commission;
  “Securities Act” are to the Securities Act of 1933, as amended; and
  “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

On March 5, 2013, the name of the subsidiary “BAK Electronics (Shenzhen) Co., Ltd.” was changed to “BAK Battery (Shenzhen) Co., Ltd.”

On March 28, 2013, the Company decided to dissolve BAK Canada due to the financial difficulties of the subsidiary and filed for bankruptcy. The dissolution of BAK Canada has not yet completed.

BAK Asia was incorporated in Hong Kong on July 9, 2013, which formed its wholly owned subsidiary, BAK Dalian, in Dalian, China on August 14, 2013. BAK Dalian is expected to be engaged in the production of batteries for use by new energy electric vehicles, especially electric cars.

On July 12, 2013, the Company entered into an agreement to transfer 100% equity interest in its subsidiary Tianjin Meicai New Material Technology Co., Ltd. (“Tianjin Meicai”) to Tianjin Zhantuo International Trading Co., Ltd, an unrelated third party in exchange for $29.3 million (RMB180 million). The transfer was completed on August 27, 2013.

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

During the fiscal year 2013, we continued the implementation of our business plan to expand our lithium-ion polymer and high-power lithium battery production capacity in response to evolving market demands. In particular, we developed and supplied cylindrical cell packs for use in high-capacity public-use electric vehicles as part of a strategic cooperation program for electric vehicle development with a major Taiwan-based automobile manufacturer at our Tianjin facility. We are also expanding our prismatic cell production capacity through improvements to our automatic production line for the smartphone market. During the transition period, we gradually reduced our supply to the replacement market. However, due to the intense competition in the lithium Li-ion battery market and that we are still in the process of transitioning to the high end market, our market shares decreased sharply. In addition, as we are facing a more challenging business environment and the Chinese government has placed tightening lending policies on state-owned banks in China, we encountered more difficulties in obtaining funds from local banks, and have a number of past due liabilities to suppliers and third party creditors.

We have experienced net losses during the past two fiscal years. We generated revenues of $185.6 million and $205.5 million for the fiscal years ended September 30, 2013 and 2012, respectively, and net losses of $116.0 million and $65.8 million during the same periods, respectively. As of September 30, 2013, we had an accumulated deficit of $226.4 million and net liabilities of $43.3 million. As we discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Development,” we are implementing our restructuring plan pursuant to which we intend to sell our traditional low margin battery business, which constitutes a significant part of our assets, and reduce our significant bank loan liabilities.

Our Corporate History and Structure

We conduct our current business through the following three wholly-owned operating subsidiaries in China that we own through BAK International:

  Shenzhen BAK, located in Shenzhen, China, incorporated in August 2001, which focuses on the development and manufacture of prismatic cells and cylindrical cells;
  BAK Battery, located in Shenzhen, China, incorporated in August 2005, which focuses on the development and manufacture of lithium polymer cells; and
  BAK Tianjin, located in Tianjin, China, incorporated in December 2006, which focuses on the development and manufacture of high-power lithium cells.

In addition, in November 2007, BAK Europe, a wholly-owned subsidiary of Shenzhen BAK, was established in Germany, which focuses on the sales and after-sales services of lithium-ion battery cells. In August 2008, BAK India, a wholly-owned subsidiary of BAK International, was incorporated in India to advance the sales and after-sales services of lithium-ion battery cells. BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

Almost our business operations are conducted primarily through our Chinese subsidiaries. The chart below presents our corporate structure as of September 30, 2013:

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

Battery Cell Type	End applications*
Prismatic	Cellular phone [1] Camcorder [2] MP3/MP4 player [1-2] Digital camera [1] Digital video camera [2-4] PDA [1-2] Smartphone [1]
Cylindrical	Notebook computer [6-8] Digital camera [1] Portable DVD player [4] Camcorder [2] Portable gaming device [1-6] Electric vehicle [500-10,000] Portable Power Bank [1-6]
Lithium polymer	Cellular phone [1] Tablet Computer [1-3] E-book reader [1-2] MP3/MP4 player [1] Digital camera [2] Bluetooth headset [1]
High-power lithium battery	Cordless power tool [4-8]
Light electric vehicle [10-150]
Hybrid electric vehicle [500]
Electric bicycles [10-65]
Electric car [1,500-2,000]
Electric bus [20,000-30,000]
Uninterruptible power supply [3-34]

__________________________
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

Lithium polymer cells have expanded our reach to high-end cellular phones, Bluetooth headsets and PDAs, and will also allow us to capture the growth opportunities presented by new electronic applications. During the past fiscal year, we have been actively expanding applications of lithium polymer cells to smartphone, tablet computer and e-book reader batteries. During fiscal year 2013, we supplied lithium polymer battery packs to major Chinese smartphone brands such as Coolpad, and Tinno, and MP3 and other consumer audio electronic devices manufactures such as Beautiful Enterprise Co., Ltd and Shinning Year Co., Ltd, and Chinese notebook computer manufacturers for use in tablet computers such as. We also supplied lithium polymer battery cells to pack battery manufacturers such as Shenzhen DRN battery Co., Ltd, Sunwoda Electronic Co., Ltd, and Varta Microbattery. We believe that through these and similar developments we will continue to generate additional revenue and increase market share as the demand for smartphones, e-book readers and tablet computers has been increasing.

High-power Lithium Battery Cells

The use of new materials have enabled the configuration of high-power lithium battery cells to contain much higher energy density and higher voltage and have a longer life cycle and shorter charge time than other types of lithium-based batteries. These special attributes, coupled with intrinsic safety features, are suitable for batteries used for high-power applications. Our Tianjin facility is capable of producing high-power lithium battery cells for electric bicycles, electric cars, electric buses, hybrid electric vehicles, light electric vehicles, UPS, cordless power tools, and other applications. In that connection, during the past fiscal year, we received orders to provide high-power lithium battery cells made at our Tianjin facility from major electric bicycle manufacturers including Geoby Electric Vehicle Co., Ltd., or Geoby, Shenzhen Xidesheng Bicycle Co., Ltd., or XDS, and Tianjin FSD Bicycles Co., Ltd, or FSD, Shenzhen Shenling Co., Ltd., or Shenling, and automobile manufacturers such as Chery Automobile Co. Ltd., or Chery, Brilliance Auto Group, or Brilliance, and pack battery manufacturers such as Valence Technology Co., Ltd, or Valence and Guangdong Pisen Electronics Co., Ltd., or Pisen. We believe that we will continue to increase our revenue and market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

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

Revenue by Product

Historically, we have derived most of our revenues from prismatic cells. As we expand our production capacity and add new product lines in response to evolving market demands, we have derived and will continue to derive an increasing portion of our revenues from our other product lines. The following table sets forth the breakdown of our net revenues by each battery cell type during the last two fiscal years.

	Fiscal Year Ended September 30,
	2012		2013
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Prismatic cells
Aluminum-case cells	$76,065	37.01%	$28,788	15.51%
Battery packs	55,320	26.92%	63,690	34.32%
Cylindrical cells	45,336	22.06%	45,986	24.78%
Lithium polymer cells	18,326	8.92%	30,607	16.50%
High-power lithium battery cells	10,472	5.09%	16,482	8.89%
Total	$205,519	100.00%	$185,553	100.00%

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

Sales and Marketing

We have built an extensive sales and service network in China, highlighted by our strong presence in China’s economically prosperous coastal regions where we generate a significant portion of our sales. We have representative offices in Beijing, Shanghai and Fuzhou, targeting our key customers. Our marketing department at headquarters is responsible for our marketing efforts in the PRC, and our sales staff in these representative offices conducts sales and provides post-sales services to brand owners and pack manufacturers in each designated area. We offer different price incentives to encourage large-volume and long-term customers. We have established subsidiaries in Germany and India, where our sales representatives used to market and sell our products and also provide after-sale services. We closed the sales department of these overseas subsidiaries during 2013.

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

Suppliers

We have built a comprehensive supply chain of materials and equipment. The primary raw materials used in the manufacture of lithium-ion batteries include electrode materials, cases and caps, foils, electrolyte and separators. Cost of these raw materials is a key factor in pricing our products. We believe that there is an ample supply of most of the raw materials we need in China. We are seeking to identify alternative raw material suppliers to the extent there are viable alternatives and to expand our use of alternative raw materials. We have also restructured our operations in an effort to streamline corporate resources and improve internal efficiency, with a particular focus on manufacturing and sales. To ensure the quality of our suppliers, we use only those suppliers who have demonstrated quality control and reliability.

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

As of September 30, 2013, our key raw material suppliers were as follows:

Materials	Main Suppliers
Cases and caps	Shenzhen Tongli High-tech Co., Ltd Changzhou Wujinzhongrui Electric Co., Ltd
Cathode materials	CITIC Guoan Information Industry Company Limited Beijing Dangsheng Technology Co., Ltd
Anode materials	BTR New Energy Materials Inc. Qingdao Dahua Electric Technology Co., Ltd
Aluminum foil	Nannan Aluminum Corporation ShangHai HuXin Aluminum Foil Products Co., Ltd.
Copper foil	United Copper Foil (Huizhou) Co., Ltd. TOKOSEE Corp.
Electrolyte	Shenzhen Capchem Technology Co. , Ltd.
Separators	Ube Industries, Ltd. Shenzhen Senior Technology Material Co.,LTD

We source our manufacturing equipment both locally and from overseas, based on consideration of their cost and function. As of September 30, 2013, we purchased our key equipment from the following suppliers:

Instruments	Main Suppliers

Mixer	Inoue (Tianjin) Machinery Manufacturing Co., Ltd.
Press machine	Shenzhen Longgang Kwai Chung home Chang electrical refrigeration accessories firm Guangdong Shenling air conditioning equipment Co., Ltd.
Ultrasonic spot welding machine	Shenzhen Jinghan Daneng Electric Co., Ltd Shenzhen Aifeite Technology Development Co., Ltd.
Laser seam welder	United Winners Laser Co., Ltd.
Vacuum oven	Goohh(ShenZhen) Electronics Co., Ltd.
Winding machine	Zhuhai Higrand Electronics Technology Co., Ltd Dongguan Areconn Precision Machinery Co., Ltd
Slitting machine	Dongguan Honbro Li-lon Battery Science and Technology Co., Ltd
Electrolyte filling machine	Low Pressure Molding System Co., Ltd. Tianjin Fengze Technology Co., Ltd
Aging, Testing and sorting equipment	Shenzhen Chuangzhuowei Technology Co., Ltd. ShenZhen Jingshi Mecha.& Elec.Technolog Co., Ltd.
Safety devices	RePower Technology Co., Ltd. Guangzhou Qingtian Industrial Co., Ltd.

Intellectual Property

We rely on a combination of patents, trade secrets, and employee non-disclosure and confidentiality agreements to protect our intellectual property rights. As of September 30, 2013, we have registered 83 trademarks in the PRC, including BAK in both English and in Chinese characters as well as our logo, and have registered 64 trademarks in the United States, European Union, Korea, Russia, Taiwan, India, Canada and Hong Kong. We have registered the following Internet and WAP domain name: www.bak.com.cn. As of September 30, 2013, we have registered 487 patents in the PRC and other countries relating to battery cell materials, design and manufacturing processes, and we had 282 pending patent applications filed in the PRC and 180 in other countries.

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

Seasonality

Historically, our revenues were not materially impacted by seasonal variations. During the first several years of our operation, manufacturing capacities fell short of customer demands. As such, seasonality was minimal. Since we increased our manufacturing capacities, our revenues are now affected by seasonal variations in customer demand. We expect to experience seasonal lows in the demand for our products during the months of April to July, reflecting our customers’ decreased purchases. On the other hand, we will generally experience seasonal peaks during the months of September to March, primarily as a result of increased purchases from our customers. Also, at various times during the year, our inventories may be increased in anticipation of increased demand for consumer electronics. The months of end of September and February tend to be seasonally low sales months due to plant closures for national holidays and the Chinese New Year in the PRC.

Customers

A small number of prismatic cell customers have historically accounted for a substantial portion of our revenue. In the year ended September 30, 2013, our top five and top ten customers in aggregate contributed to approximately 41.6% and 56.5% of our revenue, respectively. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period. Currently, we are actively investigating demand for, and pursuing opportunities in, other product lines, including UPS, electric vehicles (including electric bicycles, motorcycles), e-readers, smartphones, and tablet computers.

Prismatic Cells. Since the beginning of the last fiscal year, we have continued to primarily sell our prismatic cells to the OEM market and replacement market for cellular phones. We often sell our prismatic cells to battery pack manufacturers certified by cellular phone brand owners, which will pack our cells into branded batteries and sell them to the brand owner. Cellular phone brand owners and replacement market customers, such as Gionee, K-touch, Tinno, also directly place orders with us. For these orders, we assemble our prismatic cells into batteries by using our own packing lines or engage battery pack manufacturers to assemble our cells into batteries for a fee, and then arrange to deliver the batteries to the OEM brand owners and replacement market.

Our customers for prismatic cells used for cellular phones in the OEM market and replacement market include the following leading China-based battery pack manufacturers:

  Jiangsu Huatiantong Technology Co., Ltd.

  Shenzhen Tianku Electronics Co., Ltd. Limited

  Shenzhen DRN battery Co., Ltd

  Getac Technology Corporation

  SCUD Group Limited

Cylindrical Cells. Since 2011, we have continued to be a mass producer of cylindrical cells used for notebook computers and custom-ordered products used for electric vehicles. During the past fiscal year, we continued to supply our cylindrical cells to Taiwanese packing companies for use by major OEM notebook computer manufacturers after we were accepted into their approved vendor list. Due to pricing pressure from notebook battery competitors, we focused the expansion of applications of our cylindrical cells to electric vehicles. In fiscal year 2013, the Company continued to supply cylindrical batteries to electric vehicle manufacturers, such as Hua-chuang Automobile Information Technical Center Co., Ltd., or HAITEC and FAW-Volkswagen Automotive Co., Ltd and we are selected into the supplier of Chery Automobile Co., Ltd or CHERY to supply cylindrical batteries to their electric vehicle. We also supplied cylindrical cells to uninterruptible power supply manufacturers, such as Yoobao, Dianxiaoer and Pisen. We believe these sectors will generate stable income in future.

High-power Lithium Battery Cells. We began commercial production of lithium battery cells in October 2005 for use in cordless power tools. In December 2006, our subsidiary BAK Tianjin was incorporated to focus on the R&D, manufacturing and distribution of high-power lithium battery cells. In October 2008, construction of its first high-power, lithium battery cells production line was completed and it commenced trial production. Our Tianjin facility is now capable of producing high-power lithium battery cells for electric vehicles, electric bicycles, UPS, and other applications in addition to those mentioned above. During the past fiscal year, we received orders to provide high-power lithium battery cells made at our Tianjin facility from major electric bicycle manufacturers including Geoby, XDS, FSD and Shenling, and automobile manufacturers such as Chery, Brilliance and Changan, and pack battery manufacturers such as Valence and Pisen. We believe that we will continue to increase our revenue and market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

Lithium Polymer. Since 2011, we have sold our lithium polymer cells primarily to certain pack manufacturers that pack our cells and sell the final products. Most of our polymer cells have been sold to pack manufacturers for the OEM market. During the last fiscal year, we continued to actively expand applications of lithium polymer cells to the smartphone battery and tablet computer battery market. During fiscal year 2013, we supplied lithium polymer battery packs to major Chinese smartphone brands such as Coolpad, K-touch and Tinno, and MP3 and other consumer audio electronic devices manufactures such as Beautiful Enterprise Co., Ltd and Shinning Year Co., Ltd, and Chinese notebook computer manufacturers for use in tablet computers such as Hanvon Technology Co., Ltd., or Hanvon. We also supplied lithium polymer battery cells to pack battery manufacturers such as Shenzhen DRN battery Co., Ltd, Sunwoda Electronic Co., Ltd, and Varta Microbattery. We believe that we will continue to generate additional revenue and increase market share as the demand for these cells has been increasing.

Geography of Sales

We sell our products domestically and internationally. The following table sets forth certain information relating to our total revenues by location of our customers for the last two fiscal years.

	Year Ended September 30,
	2012		2013
	(in thousands of U.S. dollars, except percentages)
Mainland China	$148,680	72.34%	$143,609	77.40%
Taiwan	24,102	11.73%	13,009	7.01%
Hong Kong, China	11,719	5.70%	10,665	5.75%
India	9,876	4.81%	8,501	4.58%
Others*	11,142	5.42%	9,769	5.26%

Total	$205,519	100%	$185,553	100%

__________________
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

Competition

We face intense competition from battery cell makers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors based on product type as of September 30, 2013:

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

Our in-house R&D team consists of 150 researchers and scientists, led by Dr. Huanyu Mao, our chief technology officer, who pioneered core technologies in lithium-ion batteries since their introduction in 1992 and was the inventor under seven U.S. patents related to lithium-ion technology. Our strong R&D capabilities have enabled us to obtain various government-sponsored R&D grants. We are accredited as a “new and high-technology company” in Shenzhen, entitling us to enjoy preferential tax treatment and other government incentive grants and subsidies. Furthermore, we collaborate with a number of reputable research institutes and science and technology universities in China, allowing us to capitalize on their R&D results economically.

In December 2006, BAK Tianjin was incorporated to focus on research and development, manufacturing and distribution of high-power lithium battery cells. In October 2008, our Tianjin facility completed construction of its first high-power lithium cells production line, and initiated trial production of high-power lithium cells. Our Tianjin facility is now capable of producing high-power lithium cells for electric bicycles, UPS, and other applications in addition to those mentioned above. This facility has received positive market feedback to samples of its high-power lithium cells. Moreover, this facility’s “Electric Vehicles Lithium-phosphate Power Battery Industrialization Project” was accepted into the PRC’s National High Technology Research and Development Program, or “National 863 Program,” by the PRC’s Ministry of Science and Technology. In that connection, we sent battery cell samples made at our Tianjin facility for light electric vehicles to customers and to manufacturing partners in the National 863 program. We received positive market feedback to these samples. We believe that we will continue to generate additional revenue and increase market share as we gradually increase our high-power cells production as the demand for these cells has been increasing.

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

During the fiscal years ended September 30, 2012 and 2013, our expenditures for research and development activities, before offset of government subsidies, were $5.8 million and $5.5 million, or 3.0% and 2.9% of net revenues, respectively. Minimal government subsidies were offset against R&D expenditures in fiscal 2013 while $3.9 million were offset against R&D expenditures in fiscal 2012.

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

Employees

We had a total of approximately 3,400 employees as of September 30, 2013.

Executive Officers

Our current executive officers are as follows:

Name	Age	Positions
Xiangqian Li	45	Chairman, President, Chief Executive Officer and Interim Chief Financial Officer
Huanyu Mao	62	Chief Technology Officer and Director

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

ITEM 1A.      RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

We have significant short-term debt obligations, which mature in less than one year. Failure to repay these debts upon maturity will result in defaults and foreclosures on our assets, which could force us to cease a majority part of our operation. Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

As of September 30, 2013, we had short-term bank loans of $151.4 million and bills payable of $41.4 million, a substantial portion of which is secured by almost all of our assets, including, but not limited to, our ownership of major subsidiaries, land use rights and property rights of our industrial parks in Shenzhen and Tianjin and Research & Development Centre in Shenzhen, as well as our machinery and equipment, trade accounts receivable and inventory. We also had other short-term loans from unrelated third parties of $28.3 million. Our inventory, machinery and equipment, trade accounts receivables and land use right and properties with a net book value worth approximately $216.9 million and our ownership of major subsidiaries secured the short-term bank loans, and our deposits worth $8.1 million secured certain bills payable and advance from an unrelated third party. Because we defaulted on certain loans from Bank of China, we are experiencing and, we believe, will continue to experience significant difficulties to renew credit facility or refinance loans from banks. As a result, failure to obtain sufficient funds from other sources to repay matured or to be matured bank loans would result in an event of default with respect to our repayment obligations and would result in the foreclosure on the collateral. The sale of such collateral at foreclosure could force us to cease a majority part of our operation and significantly disrupt our ability to produce products for our customers.

Our audited consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had net liabilities, a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years as of September 30, 2013 and significant short-term debt obligations maturing in less than one year. These conditions raise substantial doubt about our ability to continue as a going concern. As disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have received a total of RMB 520 million (approximately $85 million) from a potential buyer to repay some of our maturing bank loans in exchange for our pledging of equity interest in our subsidiaries to the potential buyer. We are also in the process of negotiating with the potential buyer on the transfer of our ownership of BAK International and its subsidiaries (including all their assets and liabilities). There is no guarantee that such transaction will be completed successfully in a timely manner. If we fail to obtain funds from other parities to repay our remaining bank loans or sell our ownership of BAK International and its subsidiaries with liabilities of these entities to the potential buyer timely, we will be in default and as a result, our pledged assets could be foreclosed by the lenders.

We are primarily dependent on sales of lithium-ion battery cells for the cellular phone battery market. A reduction in the demand for lithium-ion battery cells that we sell for this market would cause our overall revenue to decline.

We have derived a major portion of revenues to date from sales of our lithium-ion battery cells for the cellular phone battery market. While we have diversified our revenue sources by expanding to the global cellular phone OEM market, portable electronic device markets, notebook computers and high-power electrical appliance markets, we expect that sales of battery cells used for the cellular phone battery market will continue to comprise a significant portion of our revenues in the near future. Accordingly, any decrease in the demand for our battery cells in the cellular phone battery market resulting from success of competing products, slower than expected growth of sales in the cellular phone battery market or other adverse developments relating to the cellular phone battery market may materially and adversely affect our business and cause our overall revenue to decline. During the fiscal year ended September 30, 2013, net revenues from our prismatic cells sold for the cellular phone battery market were $28.8 million, or $47.3 million lower than net revenues from prismatic cells sold for the cellular phone battery market for the fiscal year ended September 30, 2012 of $76.1 million. The decline of demand for cellular phone batteries was one of the primary reasons for the decline in revenue. In addition, our expansion to the global cellular phone battery OEM market and other markets may not increase our revenue to a level that would enable us to materially reduce our dependence on sales of battery cells for the cellular phone market.

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

A property, plant and equipment impairment charge of $3.9 million and $62.5 million was recognized for each of the years ended September 30, 2012 and 2013, respectively. During the course of our strategic review of our operations during fiscal year 2013, we assessed the recoverability of the carrying value of certain property, plant and equipment and we wrote down the excess of carrying amount of these assets over their estimated fair value in accordance with US GAAP. Assessment of the potential impairment of property, plant and equipment and other identifiable intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of long-lived assets is dependent on numerous assumptions and reflects our best estimates at a particular point in time, which may vary from testing date to testing date. The economic environments in which our businesses operate and key economic and business assumptions with respect to projected product selling prices and materials costs, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the economic environment and the economic outlook for the assets being evaluated could also result in impairment charges. Any significant asset impairments would adversely impact our financial results.

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

We had capital expenditures of approximately $20.5 million and $13.3 million in fiscal years 2012 and 2013, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

We purchase from Chinese domestic suppliers certain key raw materials and components such as electrolytes, electrode materials and import separators, a key component of battery cells, from foreign countries. We purchase raw materials and components on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these raw materials and components from our existing suppliers or alternates in a timely fashion or at a reasonable cost. Our failure to secure a sufficient supply of key raw materials and components in a timely fashion would result in a significant delay in our production and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain sufficient supply of these raw materials and components at a reasonable cost could also harm our revenue and gross profit margins.

Fluctuations in prices and availability of raw materials, particularly lithium cobalt dioxide, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be adversely affected by increases in the cost of raw materials, particularly lithium cobalt dioxide, the primary cost component of our battery products, or other product parts or components. Our average purchase price of lithium cobalt oxide (the most important lithium cobalt dioxide we used) was $31.7 per kilogram and $30.3 per kilogram during the years ended September 30, 2012 and 2013, respectively. The price of lithium cobalt dioxide is not stable as most output of cobalt is conducted in unstable or developing countries such as the Democratic Republic of the Congo, and we cannot predict the price trend. If the price increases, it will negatively impact our financial results in years ahead. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements.

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

We mainly manufacture and market lithium-based battery cells. As we believe that the market for lithium-based batteries has good growth potential, we have focused our R&D activities on exploring new chemistries and formulas to enhance our product quality and features while reducing cost. Some of our competitors are conducting R&D on alternative battery technologies, such as fuel cells. If any viable substitute product emerges and gains market acceptance because it has more enhanced features, more power, more attractive pricing, or better reliability, the market demand for our products may be reduced, and accordingly our business, financial condition and results of operations would be materially and adversely affected.

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

The market for battery cells used for portable electronic devices such as cellular phones is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in declines in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from manufacturers of traditional rechargeable battery cells, such as nickel-cadmium batteries, from manufacturers of rechargeable battery cells of more recent technologies, such as nickel-metal hydride and liquid electrolyte, other manufacturers of lithium-ion battery cells, as well as from companies engaged in the development of batteries incorporating new technologies. Other manufacturers of lithium-ion battery cells currently include Sony Corporation, Matsushita Electric Industrial Co., Ltd. (Panasonic), NEC Corporation, Hitachi Ltd., LG Chemical Ltd., Samsung Electronics Co., Ltd., BYD Co. Ltd., Tianjin Lishen Battery Joint Stock Co., Ltd., Harbin Coslight Technology International Group Co., Ltd., and Amperex Technology Limited.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 25.0% and 41.6% of our revenues in the years ended September 30, 2012 and 2013, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected. A small number of prismatic cell customers have historically accounted for a substantial portion of our revenues. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period. However, if we fail to find alternative sources of demand for our lithium-ion cells, our revenue may be substantially impacted.

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

In the years ended September 30, 2012 and 2013, we derived 27.7% and 22.6% respectively of our sales from outside the PRC mainland. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer, President and Interim Chief Financial Officer, Mr. Xiangqian Li, and our Chief Technology Officer, Dr. Huanyu Mao. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and the Company, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside, in light of the uncertainties with China’s legal system.

We have experienced significant management changes which could increase our control risks and have a material adverse effect on our ability to do business and our results of operations.

Since February 2009, we have had a number of changes in our senior management, including four changes in our Chief Financial Officer. The magnitude of these past and expected changes and the short time interval in which they have occurred or are expected to occur, particularly during the ongoing economic and financial crisis, add to the risks of control failures, including a failure in the effective operation of our internal control over financial reporting or our disclosure controls and procedures. Control failures could result in material adverse effects on our financial condition and results of operations. It may take time for the new management team to become sufficiently familiar with our business and each other to effectively develop and implement our business strategies. This turnover of key management positions could further harm our financial performance and results of operations. Management attention may be diverted from regular business concerns by reorganizations.

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

We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality agreements to protect our intellectual property rights. As of September 30, 2013, we owned 438 registered patents in PRC and 49 registered patents in other countries, and had 282 pending patent applications in PRC and 180 pending patent applications outside of PRC. We had 83 registered trademarks in PRC and 64 registered trademarks in the United States, European Union, Korea, Russia, Taiwan, Canada, India and Hong Kong that cover various categories of goods and services. We can make no assurances that all the pending patent applications will result in issuance of patents or, if issued, that it will sufficiently protect our intellectual property rights. Nor can we make any assurances that any patent, trademark or other intellectual property rights that we have obtained may not be challenged by third parties. Implementation of PRC intellectual property-related laws has historically been lax, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in PRC may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may not be adequate to prevent unauthorized use of our intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us any royalties. Though we are not currently involved in any litigation with respect to intellectual property, we may need to enforce our intellectual property rights through litigation.

We do not hold the property ownership rights for certain facilities located in the PRC. Our manufacturing activities could be adversely affected if we lose the facilities that we do not have property ownership rights.

We have obtained land use right and property ownership for our Tianjin manufacture facilities and most of Shenzhen facilities except for certain dormitories and structures which mainly comprises landslide preventing, roadway and drainage, plantation and sewage treatment works of our Shenzhen facilities. If we lose these dormitories and structures of our Shenzhen facilities due to the lack of the property ownership, our manufacture activities will be adversely impacted.

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

The insurance industry in China is still in an early stage of development and business interruption insurance available in China offers limited coverage compared to that offered in many developed countries. We do not carry business interruption insurance and therefore any business disruption or natural disaster could result in substantial damages or losses to us. In addition, there are certain types of losses (such as losses from forces of nature) that are generally not insured because either they are uninsurable or insurance cannot be obtained on commercially reasonable terms. Should an uninsured loss or a loss in excess of insured limits occur, our business could be materially adversely affected. As of September 30, 2013, we have insurance for all of the buildings located at our BAK Industrial Park facility and owned by Shenzhen BAK, which constitute all of our PRC-based facilities in Shenzhen. We also had insurance for our facilities at Tianjin, PRC. We did not have insurance for our R&D Test Centre being constructed in Shenzhen. If we were to suffer any losses or damages to any uninsured facilities, or if our insurance does not cover any losses or damages that occur, our business, financial condition and results of operations would be materially and adversely affected.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weakness in our internal control over financial reporting: we did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements, and there was insufficient accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America, or U.S. GAAP, commensurate with our financial reporting requirements. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions, and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

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

Our auditors, based in Hong Kong, China, like other independent registered public accounting firms operating in China and to the extent their audit clients have operations in China, is not permitted to be subject to full inspection by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firms that issued the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the US Public Company Accounting Oversight Board (United States), or PCAOB, are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards.

However, our operations are solely located in the PRC, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities. Our independent registered public accounting firms, like others operating in China (and Hong Kong, to the extent their audit clients have operations in China), are currently not subject to inspection conducted by the PCAOB. Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct full inspections of auditors operating in China makes it more difficult to evaluate our auditors’ audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

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

We are a holding company, and we conduct all of our operations through our PRC subsidiaries. We rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. Current regulations in the PRC permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. According to the articles of association of our PRC subsidiaries, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profit based on the PRC accounting standards and regulations each year to its statutory general reserve, until the balance in the reserve reaches 50% of the registered capital of the company. Funds in the reserve are not distributable to us in forms of cash dividends, loans or advances. In addition, if our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us, which in turn will adversely affect our available cash. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Although our reporting currency is the U.S. dollar, the financial records of our operating subsidiaries are maintained in their local currency, the RMB, which is our functional currency. Approximately 97.8% of our revenues and 98.5% of our costs and expenses for the year ended September 30, 2013 are denominated in RMB, with the balance denominated in U.S. dollars. Approximately 96.5% of our assets excluding cash were denominated in RMB as of September 30, 2013. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities of our operating subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date, their equity accounts are translated at historical exchange rate and their income and expenses items are translated using the average rate for the period. Any resulting exchange differences are recorded in accumulated other comprehensive income or loss. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive loss by $2.5 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2013. As of September 30, 2013, our accumulated other comprehensive income was $37.9 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Under China’s Enterprise Income Tax Law, or the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

The State Administration of Taxation has issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that China BAK Battery, Inc. is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2013 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

In addition, under the EIT Law, dividends payable by a FIE to any of its foreign non-resident enterprise investors shall be subject to a 10% withholding tax, unless such foreign non-resident enterprise investor’s jurisdiction of incorporation has signed a tax treaty or arrangement for the avoidance of double taxation and the prevention of fiscal evasion with respect to taxes on income with China that provides for a reduced rate of withholding tax on dividends. Since the PRC and Hong Kong have signed the above-mentioned tax arrangement for the avoidance of double taxation, and Shenzhen BAK, BAK Battery and BAK Tianjin are wholly owned by BAK International, the dividends payable by each of Shenzhen BAK, BAK Battery and BAK Tianjin to its foreign non-resident enterprise investors are expected to be subject to a 5% withholding tax pursuant to the China-Hong Kong double tax arrangement.

We currently enjoy a reduced tax rate and other government incentives, and the loss of or reduction in these benefits may materially and adversely affect our business and results of operations.

Shenzhen BAK and BAK Battery are both registered and operate in Shenzhen, the PRC, and are each recognized as a “Manufacturing Enterprise Located in Special Economic Zone”. As a result, they had been entitled to a preferential enterprise income tax rate of 15%. In accordance with the relevant income tax laws, the profits of Shenzhen BAK and BAK Battery were fully exempted from income tax for two years from the first profitable calendar year of operations after offset of accumulated taxable losses, followed by a 50% exemption for the immediate next three calendar years.

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

In April18, 2008 the Ministry of Science and Technology (MOST), the Ministry of Finance (MOF), the State Taxation Administration (STA) jointly issued “Measures for Acknowledgement and Determination of New and High Technology Enterprises”, under the measures, if an enterprise is successfully recognized as a new and high technology enterprise, it should be entitled to a preferential enterprise income tax rate of 15%. Shenzhen BAK was recognized as a high technology enterprise on October 31, 2011; as a result, Shenzhen BAK is entitled to a preferential enterprise income tax rate of 15% for each calendar year 2011, 2012 and 2013.

For BAK Battery, established in August 2005, the same tax holiday was in effect for calendar years 2006 and 2007, making BAK Battery fully exempt from any enterprise income tax. Following the tax holiday, a three-year 50% reduction in BAK Battery’s enterprise income tax rate commenced. Pursuant to the transition period of the EIT Law, BAK Battery’s income tax rates for calendar years 2011 and 2012 are 24% and 25%, respectively. Taking the 50% reduction into account, BAK Battery’s income tax rate is 24% for calendar year 2011, and starting in calendar year 2012, it is subject to an income tax rate of 25%. BAK Battery did not incur any enterprise income tax for the current year due to cumulative tax losses.

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

Companies listed on The NASDAQ Stock Market, or NASDAQ, are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days. On May 25, 2012, we received a letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5450(a)(1) for continued inclusion on The NASDAQ Global Market. After we effected a one-for-five reverse split on October 26, 2012, we regained compliance with the minimum bid price requirement for continued listing set forth in NASDAQ Listing Rule 5450(a)(1). On June 5, 2013, we received another letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share. We again regained compliance within a short period of time. As of January 10, 2014, the closing price of our common stock was $2.45 per share. We cannot be sure that our share price will comply with the requirements for continued listing of our common stock on The NASDAQ Global Market in the future. If our common stock loses its status on The NASDAQ Global Market and we are not successful in obtaining a listing on The NASDAQ Capital Market, our common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Such delisting from The NASDAQ Global Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

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

Our directors and executive officers, collectively, own approximately 30.99% of our outstanding common stock and may be able to control our management and affairs.

As of September 30, 2013, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 30.99% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

Collectively, these provisions may have the effect of entrenching our existing board members, discouraging or preventing a transaction including a change in control transaction where such transaction would be beneficial to our stockholders..

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.        PROPERTIES.

We have completed the construction and put into use facilities measuring 268,006 square meters comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls and administrative offices at the BAK Industrial Park in Shenzhen and Research and Development Centre. Of that space, approximately 81,411 square meters are manufacturing facilities. We have completed the construction and put into use facilities measuring 65,982 square meters comprised of manufacturing facilities, dormitory space, dining halls and other facilities in Tianjin. Of that space, approximately 44,129 square meters are manufacturing facilities. At present, we have no significant payment obligations related to these facilities. We believe that our existing facilities have met our current business needs and will meet the needs of our expanded operations.

The following table sets forth the breakdown of our facilities as of September 30, 2013 based on use and product type:

Facility	Usage	Area (m2 )
Shenzhen BAK facilities	Manufacturing
	Prismatic (aluminum-case)	45,179
	Cylindrical	22,344
	Lithium polymer	13,888
	R&D and administrative	39,425
	Warehousing	19,087
	Workers’ dormitory	46,124
	Other facilities	32,131
		218,178
	R&D and rental
	R&D Centre in Nanshan, Shenzhen	49,828
	Sub-total	268,006

BAK Tianjin facilities	Manufacturing
	High-power lithium battery	44,129
	Workers’ dormitory	13,481
	Dining hall	7,407
	Other facilities	965
	Sub-total	65,982

	Total	333,988

As we disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, because we defaulted on repayment of loans from Bank of China, upon request of Bank of China, Shenzhen Municipal Intermediate Court has ordered to freeze all of our properties in Shenzhen BAK Industrial Park and Tianjin Industrial Park Zone near the end of fiscal year 2013 whereby we may not transfer these assets or pledge these assets for any other borrowings. As we just repaid our defaulted loans from Bank of China on January 9, 2014, we expect that our frozen properties will be released by the court shortly.

We have insurance for our manufacturing facilities for Shenzhen BAK located in BAK Industrial Park and our manufacturing facilities at our Tianjin facility. On January 9, 2014, we received the property and land use right ownership certificate of Research and Development Test Centre in Shenzhen and we are in the process to purchase the insurance for this property.

Pursuant to our land use rights certificate relating to our Tianjin facility, the Tianjin government had originally requested that we complete construction of the Tianjin facility before September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, we have obtained an extension from the Business Administration Bureau of Beichen District, Tianjin, to make the remaining contribution of the registered capital by December 11, 2009, which we interpreted as an extension of the completion date of construction to this date. On November 16, 2009, BAK International contributed approximately $9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was $29,000,000. The remaining $70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to complete this contribution no later than December 2012. In August 2011, BAK International contributed approximately $21,000,000 capital to BAK Tianjin and as of September 30, 2011, the total contribution from BAK International was $50,000,000. On November 27, 2012 the Business Administration Bureau of Beichen District, Tianjin approved our request for the reduction of BAK Tianjin’s registered capital, under which the registered capital was reduced to $50,000,000. We transferred the land use right of unconstructed area in Tianjin to Tianjin Zhantuo International Trading Co., Ltd., or Tianjin Zhantuo, an unrelated party of the Company pursuant to an agreement on July 12, 2013. As a result, we have fulfilled the construction requirements of the Tianjin facility.

As of September 30, 2007, we had paid the lease prepayment amount of approximately $717,000 for the acquisition of land use rights for a new Research and Development Test Centre to be constructed in Shenzhen, China. As of September 30, 2008, we had obtained the relevant land use rights certificate. Pursuant to the land use rights certificate, we are required to complete at least 25% of the construction of the new Research and Development Test Centre facility by September 30, 2008. As of September 30, 2008, we had not done so. Notwithstanding this requirement, the Shenzhen government has agreed to increase the dimensions of the Research and Development Test Centre and signed two supplemental agreements with us. According to the supplemental agreements, we were required to complete the construction of this facility by May 6, 2011. As of September 30, 2011 and 2012, we had not completed the construction of this facility and we negotiated with the relevant bureau and received the extension of the complete date after we paid the penalty of the default of the complete date. We are required to pledge our property ownership and land use rights certificate in relation to the new Research and Development Test Centre to China Development Bank pursuant to the loan agreement entered into with it. On April 7, 2010, the pledge of the land use rights certificate to China Development Bank was approved by the relevant government bureau. On April 20, 2010, the relevant land use rights certificate was pledged to China Development Bank. On September 25, 2013, we repaid the loans from China Development Bank and terminated the pledge upon the R&D Centre. We pledged this land use right and the buildings thereon to Bank of China on September 29, 2013. After we repaid the defaulted loans from Bank of China on January 9, 2014, we expect that our frozen property will be released by court shortly.

ITEM 3.        LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceeding set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results:

China BAK Battery, Inc. has been named as a second defendant in the case of Safeco Ins. Co. of Am. v. Hewlett-Packard Co. et al., filed in the Superior Court of the State of California, County of Ventura. It is an action for negligence and strict product liability. The plaintiff alleges that a product manufactured by the Company was used in a Hewlett Packard laptop, which malfunctioned and caused fire damage in the home of a consumer (the Plaintiff’s insured). The total damages sought are $126,978, plus interest and fees. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend itself in this lawsuit.

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

	Closing Prices(1)
	High	Low
Year Ended September 30, 2013
First Quarter	$3.15	$1.09
Second Quarter	$1.80	$1.09
Third Quarter	$1.42	$0.64
Fourth Quarter	$2.37	$1.02

Year Ended September 30, 2012
First Quarter	$5.45	$3.15
Second Quarter	$5.45	$3.15
Third Quarter	$5.65	$2.90
Fourth Quarter	$3.30	$1.75

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by Yahoo! Finance for the periods indicated. Prices have been adjusted to reflect the one-for-five reverse stock split effected on October 26, 2012.

Approximate Number of Holders of Our Common Stock

As of January 10, 2014, there were approximately 39 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared or paid any dividends, nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

As we are a holding company, we rely on dividends paid to us by our subsidiaries in the PRC through our Hong Kong subsidiary, BAK International. In accordance with its articles of association, each of our subsidiaries in the PRC is required to allocate to its statutory general reserve at least 10% of its respective after-tax profits determined in accordance with the PRC accounting standards and regulations. Each of our subsidiaries in the PRC may stop allocations to its general reserve if such reserve has reached 50% of its registered capital. Allocations to the reserve can only be used for making up losses and other specified purposes and may not be paid to us in the form of loans, advances, or cash dividends. Dividends paid by our PRC subsidiaries to BAK International, our Hong Kong subsidiary, will not be subject to Hong Kong capital gains or other income tax under current Hong Kong laws and regulations because they will not be deemed to be assessable income derived from or arising in Hong Kong. Such dividends, however, may be subject to a 10% withholding tax in the PRC.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our Stock Option Plan and our Compensation Plan for Non-Employee Directors as of September 30, 2013. Options exercisable for all of the securities shown in column (a) below were granted under our Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	156,560	$13.8	222,401(1)
Equity compensation plans not approved by security holders	-	-	-
Total	156,560	$13.8	222,401(1)

(1) Includes 86,500 shares of restricted stock that were available for future issuance under our Compensation Plan for Non-Employee Directors and 135,901 shares of restricted stock that were available for future issuance under our Stock Option Plan, as of September 30, 2013. All information in and below this table gives retroactive effect to our one-for-five reverse stock split effected on October 26, 2012.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2013 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2013 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2013.

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

Overview

Although the business climate in China is recovering, the global economic environment remains weak. We have experienced net losses during the past two fiscal years. We generated revenues of $205.5 million and $185.6 million for the fiscal years ended September 30, 2012 and 2013, respectively, and net losses of $65.8 million and $116.0 million during the same periods, respectively. However, we believe that our accomplishments to date, as well as our strategic plan as described below, will yield long-term growth of revenues and positive net income.

During fiscal year 2013, we continued to explore and capitalize on opportunities to generate additional sources of revenue through new product offerings. We have been primarily seeking to increase the market share of our cylindrical cells and high-power lithium battery cells for electric bicycles and other electric vehicles in China, while battery cell production for cell phones is expected to decrease proportionally while remaining the Company’s core business. Demand for high-power lithium batteries from the electric car and bicycle market was continuing to increase, resulting in more sales volume of this product in fiscal year 2013.We supplied high-power lithium battery modules to domestic automakers such as Chery, Brilliance, Changan, and FAW for use in their electric vehicles, and also supply high-power battery cells to battery module manufacturers such as Valence and Pisen. We continued to provide high-power lithium battery modules to electric bicycle manufacturers, such as Geoby, XDS, FSD, and Shenling.

We focused more on sales of our polymer cells as well. We supplied lithium polymer battery packs to major Chinese smartphone brands such as Coolpad, K-touch and Tinno, and MP3 and other consumer audio electronic devices manufactures such as Beautiful Enterprise Co., Ltd and Shinning Year Co., Ltd, and Chinese notebook computer manufacturers for use in tablet computers such as Hanvon Technology Co., Ltd., or Hanvon. We also supplied lithium polymer battery cells to pack battery manufacturers such as Shenzhen DRN battery Co.,Ltd, Sunwoda Electronic Co., Ltd,, and Varta Microbattery. The market demand for this product has been increasing because of the increasing popularity of ultra-thin smartphones and tablet computers.

In addition, we continued to pursue opportunities to generate new sources of revenue and reduce costs of revenue. We continued to develop new products with higher selling prices for use in high-end market, and reduced manufacturing costs and purchase costs of raw materials.

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

Recent Development

We have net liabilities, a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2013. We have been suffering severe cash flow deficiencies. Because we defaulted on repayment of loans from Bank of China, we are experiencing and, we believe, will continue to experience significant difficulties to renew our credit facilities or refinance loans from banks. Upon request of Bank of China, Shenzhen Municipal Intermediate Court has ordered to freeze all of our properties in Shenzhen BAK Industrial Park and Tianjin Industrial Park Zone near the end of fiscal year 2013 whereby we may not transfer these assets or pledge these assets for any other borrowings. In order to extend the bank loans to various dates through May 2014, we were required by Bank of China to pledge 100% equity interest in Shenzhen BAK and almost all of our assets in Shenzhen and Tianjin, including land use rights and property rights, equipment, accounts receivable and inventories. We repaid our defaulted loans from Bank of China on January 9, 2014 and we expect that our frozen properties will be released by the court shortly. As of September 30, 2013, we had access to $163.5 million in short-term credit facilities and $29.2 million in other lines of credit, all of which were utilized to the extent of short-term bank loans of $151.4 million and bills payable of $41.4 million. These factors raise substantial doubts about our ability to continue as a going concern.

We intend to sell part of our low efficiency assets and appreciating land and properties to repay our short term debts and to provide cash for the development of more promising products such as high power batteries and Electric Vehicle batteries. We transferred our 100% equity interest in Tianjin Meicai to an unrelated party on August 27, 2013. We also have intention to sell 100% equity interest in BAK International and its subsidiaries (including all their assets and liabilities), and the properties in Tianjin. We are in negotiation with the potential buyers about contract terms and clauses. We intend to obtain the approval of our shareholders before we close the transactions. Prior to the completion of these disposals, the potential buyers preliminarily agreed in November and December 2013 that they would lend sufficient money to us to help us repay past due and maturing bank loans, on the condition that we make certain pledges and guarantees, including pledging our 100% equity interest in BAK International. On December 17, 2013, Shenzhen BAK entered into a loan agreement, or the Loan Agreement, with Mr. Jinghui Wang, the sole shareholder of a potential buyer, pursuant to which, Mr. Wang agreed to lend us in the aggregate amount of RMB370 million (approximately $60.4 million) initially. On January 14, 2014, BAK International entered into a corporate guarantee with Mr. Wang, or BAK International Corporate Guarantee, under which, BAK International irrevocably and unconditionally guarantees to the lender timely performance by Shenzhen BAK of all its obligations under the Loan Agreement. On the same date, China BAK Battery, Inc. entered into a corporate guarantee with Mr. Wang, or China BAK Corporate Guarantee, to irrevocably and unconditionally guarantee timely performance by Shenzhen BAK of all its obligations under the Loan Agreement. In addition, on January 14, 2014, China BAK Battery, Inc. and BAK International entered into a Share Mortgage with Mr. Wang, or Share Mortgage, under which, China BAK Battery, Inc. pledges 100% equity interest in BAK International to the lender as security for the performance of Shenzhen BAK’s obligations under the Loan Agreement. If Shenzhen BAK defaults on its repayment obligation under or in connection with the Loan Agreement, the lender, as the pledgee, will be entitled to dispose of the pledged equity interests. BAK International Corporate Guarantee, China BAK Corporate Guarantee and Share Mortgage are attached hereto as exhibits 10.13, 10.14 and 10.15, and are hereby incorporated by reference.  Up to the date of this Form 10-K, we have received RMB370 million (approximately $60.4 million) pursuant to the Loan Agreement and an additional RMB150 million (approximately $24.6 million) from Mr. Wang. We also repaid RMB85 million (approximately $13.9 million) and renewed short term bank loans of RMB71 million (approximately $11.6 million) with Ping An Bank and repaid an amount of RMB445.9 million (approximately of $72.8 million) of bank loans of Bank of China and Agricultural Bank of China and bills payable of RMB49.2 million (approximately of $8.1 million) to Bank of China. In addition, we have entered a letter of intent with a potential buyer of BAK Tianjin for a consideration of RMB150 million, pursuant to which, we have received RMB50 million (approximately $8.2 million) in advance on November 19, 2013 to repay the same amount of loan from Bank of Dalian matured on November 20, 2013.

After the disposal of these assets, we will retain BAK Asia and its subsidiary, BAK Dalian. It is our understanding that the Dalian government will grant certain government subsidies to us, including but not limited to land use rights at a favorable price. As of September 30, 2013, we received a subsidy of RMB150 million (approximately $24.5 million) from the Management Committee of Dalian Economic Zone, to finance our removal of operating assets from Tianjin to Dalian. We intend to build a new manufacturing site in Dalian with all the operating assets, primarily machinery and equipment, moved from BAK Tianjin, while retaining its customers, employees, patents and technologies. BAK Dalian will focus on the new energy high power battery business, for use in electric vehicle, light electric vehicles and other high power applications. We believe with the significant reduction of liabilities and disposal of traditional low margin battery business, we can continue as a going concern and return to profitability.

It is expected that after the restructuring mentioned above, China BAK will continue to be a US listing company with a low level of liabilities.

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

Government Grant Income. We present the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense or interest expenses. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met. Grants applicable to land are amortized over the life of the depreciable facilities constructed on it. For research and development expenses, we match and offset the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred.

Finance Costs, Net. Finance costs consist primarily of interest income, interest on bank loans and net of capitalized interest.

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

(All amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended September 30,		Change
	2012	2013	$	%
Net revenues	$205,519	$185,553	$(19,966)	(9.7)
Cost of revenues	(204,300)	(202,160)	(2,140)	(1.0)
Gross profit (loss)	1,219	(16,607)	(17,826)	(1,462.3)
Operating expenses:
Research and development expenses	(1,844)	(5,368)	(3,524)	(191.1)
Sales and marketing expenses	(8,489)	(7,645)	844	9.9
General and administrative expenses	(18,058)	(17,491)	566	3.1
Provision for (recovery of) doubtful accounts	(22,635)	8,958	31,593	139.6
Impairment charge on property, plant and equipment	(3,919)	(62,527)	(58,608)	(1,495.5)
Total operating expenses	(54,945)	(84,073)	(29,129)	(53.0)
Operating loss	(53,726)	(100,680)	(46,955)	(87.4)
Finance costs, net	(10,904)	(11,523)	(618)	(5.7)
Government grant income	1,190	132	(1,058)	(88.9)
Other income	26	2,162	2,136	8,215.3
Loss before income taxes	(63,414)	(109,909)	(46,495)	(73.3)
Provision for income tax	(2,393)	(6,120)	(3,727)	155.7
Net loss	$(65,807)	$(116,029)	$(50,222)	76.3

Net revenues. Net revenues were $185.6 million for the fiscal year ended September 30, 2013, as compared to $205.5 million for the fiscal year of 2012, a decrease of $20.0 million, or 9.7%.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Year Ended September 30,		Change
	2012	2013	$	%
Prismatic cells
Aluminum-case cells	$76,065	$28,788	$(47,277)	(62.2)
Battery packs	55,320	63,690	8,370	15.1
Cylindrical cells	45,336	45,986	650	1.4
Lithium polymer cells	18,326	30,607	12,281	67.0
High-power lithium battery cells	10,472	16,482	6,010	57.4
Total	$205,519	$185,553	$(19,966)	(9.7)

The following table sets forth the breakdown of our net revenues from reconditioned and normal products.

(All amounts in thousands of U.S. dollars)

	Year Ended September 30, 2013
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$17,925	$10,863	$28,788
Battery packs	16,566	47,124	63,690
Cylindrical cells	-	45,986	45,986
Lithium polymer cells	10,318	20,289	30,607
High-power lithium battery cells	-	16,482	16,482
Total	$44,809	$140,744	$185,553

Net revenues from sales of aluminum-case cells decreased to $28.8 million in fiscal year 2013, from $76.1 million in the fiscal year 2012, a decrease of $47.3 million, or 62.2%, resulting from a decrease of 42.0% in sales volume as well as a decrease of 32.4% in average selling price. The decrease of sales volume was because of the decrease in demand for aluminum-case cells in view of the popularity of polymer smartphone batteries. Also, there was an intense competition in the aluminum-case cells market. We put more effort into developing a high ended aluminum-case product to sizable customers. In order to cope with the market change, we continued to aggressively clear our re-conditioned and low-end products in the year ended September 30, 2013, and focus on selling high end products with a high unit selling price. However, our margin was still adversely affected by our clearing of re-conditioned products resulting in a gross loss for this period. We recorded a gross loss on our aluminum-case cell products of 85% for the fiscal year 2013 compared to gross loss of 2% for the fiscal year 2012.

Net revenues from sales of battery packs, which are a crucial component of smartphones, increased to $63.7 million in the fiscal year ended September 30, 2013, from $55.3 million in the fiscal year 2012, an increase of $8.4 million, or 15.1%. This resulted from an increase in sales volume of 33.4% offset by a decrease in the average price of 13.6%. The increase in sales volume was attributable to the strong market demand for smartphones and our ability to develop high end products to meet market demand this year. We sold proportionately less re-conditioned and low-end products in the year ended September 30, 2013. As such, we were able to record a higher gross profit of 21% from our sales of battery packs for the fiscal year 2013 compared to 12% for the fiscal year 2012.

Net revenues from sales of cylindrical cells increased to $46.0 million in the fiscal year ended September 30, 2013, from $45.3 million in the fiscal year 2012, an increase of $0.7 million, or 1.4%. This resulted from a decrease in sales volume of 8.9% offset by an increase in sales price of 11.3% because we changed market strategy to high-end products, and as a result, more high-end products with higher unit selling prices were sold in fiscal year 2013. Although sales volume as a whole decreased, we were able to achieve a higher gross profit. We recorded gross profit of 28% from our sales of cylindrical cells for the fiscal year 2013 compared to 22% for the fiscal year 2012.

We sold $30.6 million in lithium polymer cells for the fiscal year ended September 30, 2013, compared to $18.3 million in lithium polymer cells in the fiscal year 2012, representing an increase of $12.3 million, or 67.0%, resulting from an increase in sales volume of 149.0% offset by a decrease in sales price of 32.9%. The increase in sales volume was mainly attributable to our effort to expand our market share. We reduced the selling price in fiscal year 2013 to attract new customers. Also, our margin was adversely affected by our clearing of re-conditioned products, resulting gross loss for this year. We recorded a gross loss of 64.0% from our sales of lithium polymer cells for the fiscal year ended September 30, 2013 compared to a gross loss of 72% for the fiscal year 2012.

We also sold approximately $16.5 million in high-power lithium battery cells and packs for the fiscal year ended September 30, 2013, as compared to $10.5 million in fiscal year 2012, an increase of $6.0 million, or 57.4%, resulting from an increase of 64.1% in sales volume offset by a decrease in sales price of 4.1%.This increase in sales volume was mainly due to the increasing demand from the electric car market and the electric bicycle market. We reduced our selling price to attract customers. We recorded gross profit of 9% from our sales of high-power lithium battery for the fiscal year 2013 compared to 0% for the fiscal year 2012.

In order to address our net liabilities and recurring losses, we intend to sell part of our low efficiency assets and appreciating land and properties in Shenzhen and Tianjin to repay our short term debts and to provide cash for the development of more promising products such as high power batteries and Electric Vehicle batteries. We intend to build a new manufacturing site in Dalian with all the operating assets, primarily machinery and equipment, moved from BAK Tianjin, while retaining its customers, employees, patents and technologies. BAK Dalian will focus on the new energy high power battery business, for use in electric vehicle, light electric vehicles and other high power applications. After the above disposals and removal to Dalian, our revenues will mainly come from sale of high-power lithium battery cells.

Cost of revenues. Cost of revenues decreased to $202.2 million for the year ended September 30, 2013, as compared to $204.3 million for fiscal year 2012, a decrease of $2.1 million, or 1%. Included in cost of revenues were write-downs of obsolete inventories of $9.7 million and $59.6 million for fiscal years 2012 and 2013 respectively. The Company writes down the inventory value whenever there is an indication that they are impaired. However, as the market conditions continued to deteriorate, further write-downs were necessary.

Gross profit/(loss). Gross loss for the year ended September 30, 2013 was $16.6 million, or 9.0% of net revenues as compared to gross profit of $1.2 million, or 0.6% of net revenues, for fiscal year 2012. The gross loss was primarily due to the increased impairment of our inventories and re-conditioned products being sold at a deeper loss in fiscal 2013 than 2012 as we increased our efforts to clear these products.

Research and development expenses. Research and development expenses increased to $5.4 million for the year ended September 30, 2013, as compared to $1.8 million for fiscal year 2012, an increase of $3.5 million, or 191.1%. Our expenditures for research and development activities for fiscal years 2012 and 2013, before offset of government subsidies, were $5.8 million and $5.5 million, or 2.8% and 2.9% of net revenues, respectively. Minimal government subsidies were offset against R&D expenditures in fiscal 2013 while $3.9 million were offset against R&D expenditures in fiscal 2012.

Sales and marketing expenses. Sales and marketing expenses decreased to $7.6 million for the year ended September 30, 2013, as compared to $8.5 million for fiscal year 2012, a decrease of $0.8 million, or 9.9%. As a percentage of revenues, sales and marketing expenses remained at 4.1% for both fiscal years 2012 and 2013.

General and administrative expenses. General and administrative expenses decreased to $17.5 million, or 9.4% of revenues, for the year ended September 30, 2013, as compared to $18.1 million, or 8.8% of revenues, for fiscal year 2012, a decrease of $0.6 million, or 3.1%.

Property, plant and equipment impairment charge. The property, plant and equipment impairment charge increased to $62.5 million for the year ended September 30, 2013, as compared to $3.9 million for fiscal year 2012, representing an increase of $58.6 million, or 1,495.5%. During the course of our strategic review of our operations for years ended September 30, 2013 and 2012, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $62.5 million and $3.9 million, respectively, representing the excess of the carrying value of our property, plant and equipment of the production facilities in Shenzhen and Tianjin over their estimated fair value.

Operating loss. As a result of the above, our operating loss totaled $100.7 million for the year ended September 30, 2013, as compared to $53.7 million for the prior fiscal year, a decrease of $47.0 million, or 87.4%.

Finance costs, net. Finance costs, net, increased to $11.5 million for the year ended September 30, 2013, as compared to $10.9 million for the prior year, an increase of $0.6 million, or 5.7%. The increase in net finance costs is mainly attributable to higher interest charge on our bank loans temporarily extended by our banks in the last quarter of fiscal year 2013.

Government grant income. Government grant income was approximately $132,000 for the year ended September 30, 2013, as compared to $1.2 million for fiscal year 2012. Government grant income for the year ended September 30, 2013 mainly consisted of the energy conservation and an emission reduction subsidy of $113,000 granted by the China Financial Committee.

Income tax expense. Income tax expense was $6.1 million for the year ended September 30, 2013, as compared to $2.4 million for fiscal year 2012. This was mainly due to the net valuation allowance totaling $5.8 million on deferred income tax assets arising on tax losses primarily before the fiscal year 2012. Since we continued to experience significant losses for the year ended September 30, 2013, we are uncertain that we can generate sufficient profit to claim these deferred tax income benefits in the future.

Net loss. As a result of the foregoing, we had a net loss of $116.0 million for the year ended September 30, 2013, compared to a net loss of $65.8 million for the year ended September 30, 2012.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans, long-term bank loans and bills payable under bank credit agreements, factoring of bills receivable to banks and issuance of capital stock. Due to the weak economic environment in China and stricter lending policy the Chinese government placed on the China finance system, it is becoming more difficult for us to obtain new financing from banks.

As of September 30, 2013, we had cash and cash equivalents of $14.0 million. In addition, we had pledged deposits amounting to $8.1 million. Typically, banks will require borrowers to maintain deposits of approximately 18% to 52% of the outstanding bills payable. The individual bills have maturities ranging from six to twelve months which coincide with the periods the cash remains pledged to the banks.

As of September 30, 2013, we had access to $163.5 million in short-term credit facilities and $29.2 million in other lines of credit, all of which were utilized.

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Year Ended September 30,
	2012	2013
Net cash provided by operating activities	$5,168	$23,625
Net cash used in investing activities	(20,148)	(19,108)
Net cash used in financing activities	(758)	(57)
Effect of exchange rate changes on cash and cash equivalents	151	267
Net (decrease) increase in cash and cash equivalents	(15,587)	4,727
Cash and cash equivalents at beginning of the year	24,858	9,272
Cash and cash equivalents at end of the year	$9,271	$13,999

Operating Activities

Net cash provided by operating activities was $23.6 million in the year ended September 30, 2013, as compared with $5.2 million in fiscal year 2012. The increase of $18.4 million in net cash provided by operating activities was mainly attributable to a subsidy of $24.5 million from the Management Committee of Dalian Economic Zone to finance moving of our production facilities from Tianjin to Dalian.

Investing Activities

Net cash used in investing activities decreased to $19.1 million in fiscal 2013, from $20.1 million in fiscal 2012. The net cash used in investing activities for the year ended September 30, 2013, was mainly used to purchase plant and equipment to expand our production capacity and decorate our research and development centre in Shenzhen, China which was completed in July 2013.

Financing Activities

Net cash used in financing activities was $0.1 million in fiscal 2013, compared with net cash used in financing activities of $0.8 million in fiscal 2012. During fiscal 2013, we borrowed $28.0 million from unrelated parties to repay our bank borrowings matured during the year.

As of September 30, 2013, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

		Amount borrowed
	Maximum	(includes bank loans
	amount available	and bills payable)
Short-term credit facilities:
Agricultural Bank of China	$68,615	$68,615
Bank of China, Shenzhen Branch	58,319	58,319
Bank of Dalian	22,727	22,727
Ping An Bank	13,886	13,886

Subtotal—Short-term credit facilities	$163,547	$163,547
Other Lines of Credit:
Bank of China, Shenzhen Branch	9,729	9,729
China CITIC Bank	5,555	5,555
Agricultural Bank of China	7,432	7,432
Bank of East Asia	5,255	5,255
Bank of China, Tianjin Branch	757	757
ICBC	490	490

Subtotal—Other lines of credit	$29,218	$29,218

Total	$192,765	$192,765

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $151.4 million and bills payable of $41.4 million. For the purpose of presentation, the effect of increases in the bills payable balance is included in operating activities in the statements of cash flows.

During the fiscal year 2013, we repaid bank borrowings totaling approximately $204.2 million and borrowed amounts totaling approximately $176.1 million. The material financing terms of these borrowings are described below.

On November 27, 2012, we renewed a comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch to provide a one-year term credit facilities amount of RMB 420 million (approximately $68.6 million). New loans may be drawn under this credit facility from November 27, 2012 through November 25, 2013, with the term of the loan established at the time each new loan is drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from the bank to obtain financing from other banks. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with the bank relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to the bank relative to its indebtedness to all financial institutions combined. The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with the bank or applicable financial institutions and the amount of foreign currencies deposited with the bank or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of the bank prior to the expiration of all loans under this credit facility. The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li, BAK International and BAK Tianjin. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park, as well as certain machinery. As of September 30, 2013, we had eleven outstanding short-term loans under the comprehensive credit facility totaling approximately $65.3 million, which carried annual interest at 105% of the benchmark rate of the People’s Bank of China, or PBOC, adjusted quarterly. The loans are due for payment in May 2014 and each of the loan agreements specifically provided for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. We had also borrowed $3.3 million of notes payable under this credit facility agreement as of September 30, 2013. As of September 30, 2013, we had also borrowed $7.4 million of notes payable outside the credit facility. Up to January 9, 2014, we repaid $21.2 million of bank loans.

On July 3, 2012, we renewed a comprehensive credit facility agreement with Bank of China, Shenzhen Longgang Branch to provide a maximum loan amount of RMB 400 million (approximately $65.3 million), which includes available credit facilities for RMB 200 million (approximately $32.7 million) of short term loans, RMB 170 million (approximately $27.8 million) of notes payables and RMB 30 million (approximately $4.9 million) of letter of credits. Loans may be drawn at any time from July 3, 2012 to July 3, 2013 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International, Mr. Xiangqian Li and his wife, Ms. Xiaoqiu Yu. On August 3, 2012, we entered into a short-term loan agreement under the credit facility agreement to borrow RMB 200 million (approximately $32.6 million), which bears an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement, which is subject to an adjustment every 12 months, and is due August 3, 2013. After we failed to repay the loan on August 3, 2013, we negotiated with Bank of China to extend the term of the loan agreement. On October 15, 2013, we reached a supplemental agreement with Bank of China to extend the repayment date of the loan to February 2, 2014. Also, the supplemental agreement provides an extension of the maturity date of RMB 155,054,139 (approximately $25.3 million) of notes payables and RMB 2,133,669 (approximately $0.3 million) of letter of credits that we had borrowed as of Oct 15, 2013, to February 2, 2014. In exchange, we agreed to provide additional guarantees and mortgages, including our 100% of equity interest in Shenzhen BAK, property and land use rights of Research and Development Centre building in Shenzhen, certain factories and dormitories in Shenzhen and the accounts receivables of Shenzhen BAK. As of September 30, 2013, we borrowed $49.7 million of bank loans and $8.7 million of notes payable under the credit facility. In addition, as of September 30, 2013, we had borrowed approximately $1.9 million under a number of loan certificates outside the credit facility agreement, at the annual interest rate of 5.88%, which had been repaid on November 13, 2013. We also had $7.8 million of notes payable outside the credit facility agreement. Up to January 9, 2014, we repaid $49.7 million of bank loans and $8.1 million of bills payable.

On November 16, 2012, we renewed a comprehensive credit facility agreement with Bank of Dalian, Tianjin Branch to provide a maximum loan amount of RMB 73.6 million (approximately $12.0 million). Loans may be drawn at any time over the period from November 21, 2012 to November 20, 2013 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Shenzhen BAK, Tianjin BAK New Energy Research Institute Co., Ltd., or Tianjin New Energy, Mr. Xiangqian Li and his wife Ms. Xiaoqiu Yu. As of September 30, 2013, we had a loan of approximately $8.1 million under a loan agreement dated November 22, 2012, bearing annual interest at 115% of the benchmark rate of the PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate, repayable on November 20, 2013. Tianjin New Energy is a company established in China and mainly engages in the business of researching, developing and selling new energy related materials. Approximately 59% of the equity interest in Tianjin New Energy is currently owned by Mr. Li. As of September 30, 2013, we borrowed $8.1 million of bank loans and $0.06 million of notes payables under the credit facility. We repaid the $8.2 million loans on November 20, 2013.

On February 1, 2013, we entered into a comprehensive credit facility with Bank of Dalian, Tianjin Branch to provide a maximum loan amount of RMB 120.0 million (approximately $19.6 million). Loans may be drawn at any time over the period from January 28, 2013 to January 27, 2014 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Mr. Xiangqian Li and his wife Ms. Xiaoqiu Yu. As of September 30, 2013, we had a loan of approximately $6.6 million, including a loan agreement that we obtained the loan on February 1, 2013 in the amount of RMB 40,000,000 (approximately $6.5 million), bearing annual interest at 115% of the benchmark rate of the PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate, repayable on January 27, 2014. We had also borrowed $7.9 million of notes payable under this credit facility agreement.

We have a comprehensive credit facility agreement with Ping An Bank (previously known as Shenzhen Development Bank), Longgang Branch to provide a maximum loan amount of RMB 180 million (approximately $29.4 million). Loans may be drawn at any time from June 5, 2012 to May 31, 2013 and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and also was secured by $24.5 million of inventory and $22.4 million of equipment at cost with a carrying amount of $2.4 million as of September 30, 2013. As of September 30, 2013, we had three outstanding loans of approximately $13.9 million. The first loan was obtained on April 10, 2013 for a period of six months in the amount of approximately $5.7 million, of which $3.3 million had been paid as of September 30, 2013. The second loan was obtained on April 19, 2013 for a period of six months in the amount of approximately $6.5 million. The third loan was obtained April 25, 2013 for a period of six months in the amount of approximately $4.9 million. Each loan, carries an annual interest at 110% of the benchmark rate of the PBOC on the date of the loan agreement and is adjusted semi-annually, and is repayable on November 30, 2013. We repaid $1.1 million on October 17, 2013 and another $1.2 million on November 20, 2013. We paid the remaining $11.6 million on December 2, 2013 and renewed the same amount on December 20, 2013 from Ping An Bank.

We have a comprehensive credit facility agreement with China CITIC Bank, Shenzhen Branch to provide a maximum loan amount of RMB 75 million (approximately $12.3 million). Loans may be drawn at any time from June 20, 2012 to June 20, 2013 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International and Mr. Xiangqian Li. As of September 30, 2013, we borrowed $5.6 million of notes payable under the other credit line.

We have a six-year long-term loan agreement expiring on February 9, 2016 of RMB 150 million (approximately $24.4 million) with Shenzhen Branch, China Development Bank. The loan proceeds must be used for the construction of our Research and Development Test Centre in Shenzhen. The long-term loan is secured by Shenzhen BAK’s pledge of its land use rights certificates, property ownership and equipment built-up by use of this long-term loan pursuant to the loan agreement. The obligations of Shenzhen BAK under this loan agreement are guaranteed by Mr. Xiangqian Li. As of June 30, 2013, we had borrowed approximately RMB118.7 million (or approximately $19.3 million) in ten loans under this agreement, and bearing annual interest of 6.878%, adjusted monthly. As of September 30, 2013, we had repaid all of those loans to China Development Bank.

As of September 30, 2013, we had also borrowed $5.3 million, $0.8 million, $0.5 million of notes payable and other lines of credit outside any credit facility from Bank of East Asia, Bank of China, Tianjin Branch and ICBC, respectively.

We have established long-term relationships with our suppliers and we can pay them within 90-360 days from the respective invoice dates.

As we have been suffering severe cash flow deficiencies, we intend to sell part of our low efficiency assets and appreciating land and properties to repay our short term debts and to provide cash for the development of more promising products such as high power batteries and Electric Vehicle batteries. We transferred our 100% equity interest in Tianjin Meicai to an unrelated party on August 27, 2013. We also have intention to sell 100% equity interest in BAK International and its subsidiaries (including all their assets and liabilities), and the properties in Tianjin. We are in negotiation with the potential buyers about contract terms and clauses. We intend to obtain the approval of our shareholders before we close the transaction. After the disposal of these assets, we will retain BAK Asia and its subsidiary, BAK Dalian. It is our understanding that the Dalian government will grant certain government subsidies to us, including but not limited to land use rights at a favorable price. As of September 30, 2013, we received a subsidy of $24.5 million (RMB150 million) from the Management Committee of Dalian Economic Zone, to finance our removal of operating assets from Tianjin to Dalian.

We may require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash, amount available under existing credit facilities and funding from potential buyers is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from lending institutions. And we also will continue to reinforce our efforts to improve the collection of receivables and consider further strategic asset dispositions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Capital Expenditures

We incurred capital expenditures of $20.5 million and $13.3 million in fiscal years 2012 and 2013, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and construct our Research and Development Test Centre in Shenzhen, China and the construction was completed in July 2013. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Year Ended September 30,
	2012	2013
Purchase of property, plant and equipment and construction in progress	$20,004	$12,930
Purchase of intangible assets	467	376
Total capital expenditure	$20,471	$13,306

We estimate that our total capital expenditures in fiscal year 2014 will reach approximately $16.7 million. Such funds will be used to purchase manufacturing equipment for the expansion of our high-power lithium battery production lines and for the construction of our production plant at our Dalian facility.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2013:

	(All amounts in thousands of U.S. dollars)
	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Short-term bank loans	$151,405	$151,405	$-	$-	$-
Advances from unrelated third parties	28,282	28,282	-	-	-
Bills payable	41,360	41,360	-	-	-
Capital commitments	1,496	1,496	-	-	-
Future interest payment on short-term bank loans	3,158	3,158	-	-	-
Total	$225,701	$225,701	$-	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2013.

Off-Balance Sheet Transactions

In the ordinary course of business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related or unrelated to us. Conversely, our debt with lenders may also be guaranteed by other parties which may be related or unrelated to us.

Under U.S. GAAP, these transactions may not be recorded on our balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off-balance sheet arrangements would result from our loan guarantees in which Shenzhen BAK, BAK International, BAK Tianjin, and/or Mr. Xiangqian Li, our director, Chairman, President, and Chief Executive Officer, would provide contractual assurance of the debt, or guarantee the timely re-payment of principal and interest of the guaranteed party. Neither Shenzhen BAK, BAK International, BAK Tianjin, Tianjin New Energy, Mr. Xiangqian Li nor Ms. Xiaoqiu Xu, the wife of Mr. Li received, is entitled to receive, any consideration for the above-referenced guarantees, and we are not independently obligated to indemnify any of those guarantors for any amounts paid by them pursuant to any guarantee.

Typically, no fees are received for this service. Thus, in those transactions, Shenzhen BAK would have a contingent obligation related to the guarantee of payment in the event the underlying loan is in default.

Transactions described above require accounting treatment under ASC Topic 460 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guarantee agreement.

As of September 30, 2013, we provided guarantees for the following non-related parties: Tianjin Huaxiahongyuan Ltd, Shenzhen Yasu Technology Co. Ltd, Shenzhen Langjin Development Technology Co., Ltd, Hubei Yanguang Energy Technology Co., Ltd. We also provided guarantees for a related party, Tianjin New Energy. The maximum amount of our exposure for these guarantees was $31.0 million as of September 30, 2013.

On January 5, 2013, Agricultural Bank of China informed the Company that Shenzhen Langjin Technology Co., Ltd., or Shenzhen Langjin, had defaulted on the loan guaranteed by China BAK and two other companies, and demanded a payment of the full guaranteed amount of RMB 60,000,000 (approximately $9,665,571) from the Company and two other co-guarantors. As the two other co-guarantors only had the ability to pay RMB 14,000,000 (approximately $2,255,300), the Company was demanded to pay the remaining guaranteed amount. The Company had paid the remaining guaranteed amount as well as the accrued interest in an aggregate amount of RMB 46,490,592 (approximately $7.5 million). As of September 30, 2013, China BAK had received RMB46,456,681 (approximately $7.5 million) from Shenzhen Langjin.

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

On July 1, 2013, Shenzhen BAK executed a new guarantee agreement with Bank of Dalian with the same terms and conditions to guarantee the above loans of RMB 30 million (approximately $4.9 million) for a period from July 11, 2013 to July 10, 2016. This new guarantee agreement supersedes the above two guarantee agreements.

Shenzhen BAK believes that Tianjin New Energy owns sufficient assets, including buildings measuring 24,000 square meters and land use rights over a parcel of land of 233,450 square meters, to repay the above loans that totaled RMB30,000,000 (approximately $4.9 million) without incurring Shenzhen BAK’s guarantor liability.

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

We consider the following to be the most critical accounting policies:

Revenue Recognition

We recognize revenue on product sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Net sales of products represent the invoiced value of goods sold, net of value added taxes (“VAT”), sales returns, trade discounts and allowances. We are subject to VAT which is levied on the majority of our products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by us in addition to the invoiced value of purchases to the extent not refunded for export sales. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns, which is based on historical sales returns data, is our best estimate of the amount of goods that will be returned from our customers.

Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment, lease prepayments and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing trade accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses.

Outstanding accounts receivable balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined using the weighted average cost method, and includes expenditure incurred in acquiring the inventories and bringing them to their existing location and condition. In case of finished goods and work in progress, cost includes an appropriate share of production overhead based on normal operating capacity.

We regularly review the cost of inventories against their estimated fair market value and record a lower of cost or market write-down for inventories that have costs in their excess of estimated market value.

Changes in Accounting Standards

Please refer to note 1 to our consolidated financial statements, “Principal Activities, Basis of Presentation and Organization –Recently Issued Accounting Standards,” for a discussion of relevant pronouncements.

Exchange Rates

The financial records of Shenzhen BAK, BAK Battery, BAK Tianjin and BAK Dalian are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income / (loss) in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2012	2013
Balance sheet items as of September 30	6.2857	6.1211
Amounts included in the statement of income and comprehensive loss and statement of cash flows for the years ended September 30	6.3374	6.1894

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation and as a result of the material weakness discussed below, our chief executive officer and interim chief financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2013 were not effective because of the following material weakness in our internal control over financial reporting has been identified:

–	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

–

We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

–	We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience;

–

We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements; and

–

Effective on August 6, 2013, we elected Ms. Martha Agee, our independent director who is qualified as an “audit committee financial expert” as defined by the rules and regulations of the SEC to serve as the Chairman of our Audit Committee.

Although we intend to complete the remediation of the material weaknesses discussed above before March 31, 2014, we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2013, but was not reported.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

CHINA BAK BATTERY, INC.
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of
China BAK Battery, Inc.

We have audited the accompanying consolidated balance sheet of China BAK Battery, Inc. and its subsidiaries (the “Company”) as of September 30, 2013, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of September 30, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has net liabilities, a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of September 30, 2013.The Company defaulted on repayment of certain bank loans. A court in the PRC has issued an order to freeze all of the Company's properties in Shenzhen BAK Industrial Park and Tianjin Industrial Park Zone near the end of fiscal year 2013 whereby the Company cannot transfer these assets or pledge these assets for any other borrowings. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath (HK) CPA Limited
Crowe Horwath (HK) CPA Limited
Hong Kong, China
January 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
China BAK Battery, Inc.:

We have audited the accompanying consolidated balance sheets of China BAK Battery, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the year ended September 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012, and the results of its operations and its cash flows for the year ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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
Certified Public Accountants
Hong Kong, China
December 31, 2012

China BAK Battery, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2012 and 2013
(In US$)

	Note	2012	2013

Assets
Current assets
Cash and cash equivalents		$9,271,633	$13,998,626
Pledged deposits	3	5,510,198	8,137,687
Trade accounts receivable, net	4	77,449,591	49,875,701
Inventories	5	65,383,829	57,275,187
Prepayments and other receivables	6	12,142,689	17,765,844
Prepaid land use rights, current portion	8	740,276	736,334
Deferred tax assets, net	16 (b)	4,000,043	-

Total current assets		174,498,259	147,789,379

Property, plant and equipment, net	7, 20	238,757,895	170,152,158
Prepaid land use rights, net	8	31,763,585	21,932,759
Intangible assets, net	9	628,063	730,884
Deferred tax assets, net	16 (b)	1,736,981	-

Total assets		$447,384,783	$340,605,180
Liabilities
Current liabilities
Short-term bank loans	10	$151,381,787	$151,404,677
Accounts and bills payable		143,745,009	124,507,846
Accrued expenses and other payables	11	30,395,574	75,962,761

Total current liabilities		325,522,370	351,875,284

Long-term bank loans, less current maturities	12	23,656,458	-
Other long-term loans	13	7,586,776	-
Deferred revenue	14	7,699,842	7,560,386
Other long-term payables	15	10,364,372	22,946,463
Rental deposits	7 (ii)	-	715,398
Deferred tax liabilities	16 (b)	759,394	779,814

Total liabilities		375,589,212	383,877,345

Commitments and contingencies	20

Shareholders' equity
Common stock $0.001 par value;20,000,000 authorized; 12,763,269 and 12,763,803 issued as of September 30, 2012 and 2013, respectively; 12,619,063 and 12,619,597 outstanding as of September 30, 2012 and 2013, respectively		12,763	12,763
Donated shares		14,101,689	14,101,689
Additional paid-in capital		126,990,611	127,349,617
Statutory reserves		7,786,157	7,786,157
Accumulated deficit		(110,358,489)	(226,366,718)
Accumulated other comprehensive income		37,329,450	37,910,937
		75,862,181	(39,205,555)
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders' equity		71,795,571	(43,272,165)

Total liabilities and shareholders' equity		$447,384,783	$340,605,180

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
For the years ended September 30, 2012 and 2013
(In US$ except for number of shares)

	Note	2012	2013

Net revenues	22	$205,518,610	$185,552,560
Cost of revenues		(204,300,436)	(202,159,615)
Gross profit (loss)		1,218,174	(16,607,055)
Operating expenses:
Research and development expenses		(1,843,451)	(5,367,962)
Sales and marketing expenses		(8,488,889)	(7,645,217)
General and administrative expenses		(18,057,794)	(17,490,537)
(Provision for) recovery of doubtful accounts		(22,634,713)	8,958,428
Impairment charges	7	(3,918,959)	(62,527,213)
Total operating expenses		(54,943,806)	(84,072,501)
Operating loss		(53,725,632)	(100,679,556)
Finance costs, net	10	(10,904,320)	(11,522,580)
Government grant income		1,190,012	131,515
Other income	8 (b)	26,311	2,161,506
Loss before income taxes		(63,413,629)	(109,909,115)
Provision for income tax	16 (a)	(2,393,766)	(6,119,964)
Net loss		$(65,807,395)	$(116,029,079)
Other comprehensive income
- Foreign currency translation adjustment		1,525,041	602,337
- Disposal of a subsidiary		-	(20,850)
Comprehensive loss		$(64,282,354)	$(115,447,592)

Weighted average number of ordinary shares:	18
- Basic		12,619,063	12,619,597
- Diluted		12,619,063	12,619,597
Net loss per share:	18
- Basic		$(5.21)	$(9.19)
- Diluted		$(5.21)	$(9.19)

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the years ended September 30, 2012 and 2013
(In US$ except for number of shares)

	Common stock issued							Treasury shares
							Accumulated
				Additional			other	Number		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehen-	of		shareholders'
	of shares	Amount	shares	capital	reserves	deficit	sive income	shares	Amount	equity
Balance as of October 1, 2011	12,763,269	$12,763	$14,101,689	$126,186,526	$7,645,303	$(44,410,240)	$35,804,409	(144,206)	$(4,066,610)	$135,273,840
Net loss	-	-	-	-	-	(65,807,395)	-	-	-	(65,807,395)
Share-based compensation for employee stock awards	-	-	-	804,085	-	-	-	-	-	804,085
Appropriation to statutory reserves	-	-	-	-	140,854	(140,854)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,525,041	-	-	1,525,041

Balance as of September 30, 2012	12,763,269	$12,763	$14,101,689	$126,990,611	$7,786,157	$(110,358,489)	$37,329,450	(144,206)	$(4,066,610)	$71,795,571

Net loss	-	-	-	-	-	(116,029,079)	-	-	-	(116,029,079)
Share-based compensation for employee stock awards	-	-	-	359,006	-	-	-	-	-	359,006
Rounding difference on reverse stock split	534	-	-	-	-	-	-	-	-	-
Disposal of a subsidiary	-	-	-	-	-	20,850	(20,850)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	602,337	-	-	602,337

Balance as of September 30, 2013	12,763,803	$12,763	$14,101,689	$127,349,617	$7,786,157	$(226,366,718)	$37,910,937	(144,206)	$(4,066,610)	$(43,272,165)

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended September 30, 2012 and 2013
(In US$)

	2012	2013
Cash flows from operating activities
Net loss	$(65,807,395)	$(116,029,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,519,317	19,316,828
Provision for (reversal of) doubtful debts	22,634,713	(8,958,428)
Write-down of inventories	9,702,373	59,584,817
Impairment charge	3,918,959	62,527,213
Gain on disposal of a subsidiary	-	(1,345,941)
Loss on disposal of intangible assets	-	6,102
(Gain) loss on disposal of property, plant and equipment	(16,106)	2,336,443
Net loss arising from loan guarantee	-	5,424
Share-based compensation	804,085	359,006
Deferred income taxes	2,116,630	5,826,285
Exchange difference	3,206,705	81,423
Changes in operating assets and liabilities:
Trade accounts receivable	(9,946,041)	37,726,843
Inventories	(6,953,601)	(49,847,234)
Prepayments and other receivables	(2,962,638)	2,892,460
Accounts and bills payable	22,048,375	(22,730,877)
Accrued expenses and other payables	8,155,480	(3,595,008)
Deferred revenue	(252,469)	(333,612)
Other long-term payables	-	35,802,569
Net cash provided by operating activities	5,168,387	23,625,234
Cash flows from investing activities
Decrease (increase) in pledged deposits	302,552	(2,452,095)
Advances to third parties	-	(1,483,628)
Repayment from a related party	-	11,054,383
Advance to related parties	-	(13,165,111)
Payment of guaranteed loans	-	(7,485,991)
Repayment of guaranteed loans	-	7,505,846
Proceeds from disposal of property, plant and equipment	20,682	6,624
Receipt of rental deposits	-	707,504
Net cash outflows from disposal of a subsidiary, net of $980,006 cash disposed of	-	(489,898)
Purchases of property, plant and equipment and construction in progress	(20,004,402)	(12,929,547)
Purchases of intangible assets	(466,541)	(376,444)
Net cash used in investing activities	(20,147,709)	(19,108,357)
Cash flows from financing activities
Proceeds from borrowings	194,729,666	176,124,025
Repayment of borrowings	(195,487,678)	(204,151,738)
Borrowings from unrelated parties	-	27,970,225
Net cash used in financing activities	(758,012)	(57,488)
Effect of exchange rate changes on cash and cash equivalents	150,728	267,604
Net (decrease) increase in cash and cash equivalents	(15,586,606)	4,726,993
Cash and cash equivalents at the beginning of year	24,858,239	9,271,633
Cash and cash equivalents at the end of year	$9,271,633	$13,998,626
Supplemental disclosure of cash flow information:
Non-cash transactions:
Long-term loans and payables offset against consideration from disposal of a subsidiary	$-	$22,432,865
Cash paid during the year for:
Income taxes	$279,414	$-
Interest, net of amounts capitalized	$11,087,500	$11,042,165

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

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

Basis of Presentation and Organization

As of September 30, 2013, the Company's subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People's Republic of China (“PRC”); iii) China BAK Asia Holdings Limited, a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; iv) BAK Battery (Shenzhen) Co., Ltd. (“BAK Battery (SZ)”), a wholly owned limited liability company established on August 15, 2005 in the PRC as BAK Electronics (Shenzhen) Co., Ltd., which changed its name to BAK Battery (Shenzhen) Co., Ltd. on March 5 2013; v) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; vi) Dalian BAK Trading Co., Ltd. (“BAK Dalian”), a wholly owned limited company established on August 14, 2013 in the PRC; vii) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006. The Company decided to dissolve BAK Canada due to the financial difficulties and filed for bankruptcy on March 28, 2013. As of September 30, 2013, BAK Canada still has not yet been dissolved; viii) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; and ix) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008. As of September 30, 2013, BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of $99,990,000. Pursuant to BAK Tianjin's articles of association and relevant PRC regulations, BAK International was required to contribute $20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin's registered capital) before March 11, 2007. An extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately $20,000,000 capital to BAK Tianjin. The remaining $79,990,000 was originally required to be fully contributed no later than December 11, 2008 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2009. On November 16, 2009, BAK International contributed approximately $9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was $29,000,000. The remaining $70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 2012. In August 2011, BAK International contributed approximately $21,000,000 capital to BAK Tianjin and as of September 30, 2011 and September 30, 2012, the total contribution from BAK International was $50,000,000. On September 17, 2012, BAK Tianjin issued an application with respect to the decrease of capital from $99,990,000 to $50,000,000. On November 27, 2012 the Business Administration Bureau of Beichen District, Tianjin, approved the request of BAK Tianjin's capital reduction. According to the approval, the BAK Tianjin's aggregate investment still remains at $99,990,000 while the registered capital was reduced to $50,000,000. BAK Tianjin is principally engaged in the manufacture of larger lithium ion batteries for use in cordless power tools and various types of vehicles. The Company intends to move all the BAK Tianjin assets except for land use rights and buildings to BAK Dalian in fiscal year 2014.

Prior to July 12, 2013, the Company beneficially owned 100% of Tianjin Meicai New Materials Technology Co., Ltd., which was incorporated in the PRC on February 22, 2011. On July 12, 2013, the Company entered into an equity transfer agreement with Tianjin Zhantuo International Trading Co., Ltd., an unrelated party, for the disposal of its 100% equity interest in Tianjin Meicai for a consideration of $29.3 million. The disposal of Tianjin Meicai was completed on August 27, 2013 (Note 8).

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

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

On January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International. The share swap transaction, also referred to as the “reverse acquisition” of the Company, was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement entered by and among China BAK, BAK International and the shareholders of BAK International on January 20, 2005. Pursuant to the Securities Exchange Agreement, the Company issued 7,965,215 shares of common stock, par value $0.001 per share, to the shareholders of BAK International (including 6,245,128 shares to the original shareholders and 1,720,087 shares to new investors who had purchased shares in the private placement described below), representing approximately 97.2% of the Company's post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International.

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
As of September 30, 2012 and 2013
(In US$ except for number of shares)

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

At the time the escrow shares relating to the 2006 performance threshold were transferred to the investors in fiscal year 2007, the Company should have recognized a credit to donated shares and a debit to additional paid-in capital, both of which are elements of shareholders' equity. This entry is not material because total ordinary shares issued and outstanding, total shareholders' equity and total assets do not change; nor is there any impact on income or earnings per share. Therefore, previously filed consolidated financial statements for the fiscal year ended September 30, 2007 will not be restated. This share transfer has been reflected in these financial statements by reclassifying the balances of certain items as of October 1, 2007. The balances of donated shares and additional paid-in capital as of October 1, 2007 were credited and debited by $7,955,358 respectively, as set out in the consolidated statements of changes in shareholders' equity.

In November 2007, Mr. Xiangqian Li delivered the 217,955 shares related to the 2005 performance threshold to BAK International pursuant to the Li Settlement Agreement; BAK International in turn delivered the shares to the Company. Such shares (other than those issued to investors pursuant to the 2008 Settlement Agreements, as described below) are now held by the Company. Upon receipt of these shares, the Company and BAK International released all claims and causes of action against Mr. Xiangqian Li regarding the shares, and Mr. Xiangqian Li released all claims and causes of action against the Company and BAK International regarding the shares. Under the terms of the Li Settlement Agreement, the Company commenced negotiations with the investors who participated in the Company's January 2005 private placement in order to achieve a complete settlement of BAK International's obligations (and the Company's obligations to the extent it has any) under the applicable agreements with such investors.

Beginning on March 13, 2008, the Company entered into settlement agreements (the “2008 Settlement Agreements”) with certain investors in the January 2005 private placement. Since the other investors have never submitted any claims regarding this matter, the Company did not reach any settlement with them.

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company's common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of March 31, 2013 amounted to 73,749 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

Pursuant to the Li Settlement Agreement, the 2008 Settlement Agreements and upon the release of the 217,955 escrow shares relating to the fiscal year 2006 performance threshold to the relevant investors, neither Mr. Li or the Company have any obligations to the investors who participated in the Company's January 2005 private placement relating to the escrow shares.

As of September 30, 2013, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

1.        Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

As the Company has transferred the 217,955 shares related to the 2006 performance threshold to the relevant investors in fiscal year 2007 and 73,749 shares relating to the 2005 performance threshold to the investors who had entered the “2008 Settlement Agreements” with the Company in fiscal year 2008, pursuant to “Li Settlement Agreement” and “2008 Settlement Agreements”, neither Mr. Li nor the Company has not had any remaining obligations to those related investors who participated in the Company's January 2005 private placement relating to the escrow shares.

On October 26, 2012, the Company effected a 1-for-5 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock. All common share and per share amounts, and exercise prices of common stock options disclosed herein and in the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split.

The Company's consolidated financial statements have been prepared under accounting principles generally accepted in the United States of America (“US GAAP”).

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company's principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, Hong Kong, India, Canada or Germany, The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

The Company has net liabilities, a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2013. The Company has been suffering severe cash flow deficiencies. The Company defaulted on repayment of loans from Bank of China. Upon request of Bank of China, Shenzhen Municipal Intermediate Court has ordered to freeze all of the Company's properties in Shenzhen BAK Industrial Park and Tianjin Industrial Park Zone near the end of fiscal year 2013 whereby the Company could not transfer these assets or pledge these assets for any other borrowings. In order to extend the bank loans to various due dates until May 2014, the Company was required to pledge 100% equity of Shenzhen BAK and almost all of its assets in Shenzhen and Tianjin, including land use rights and property rights, equipment, accounts receivable and inventories. As of September 30, 2013, the Company had access to $163.5 million in short-term credit facilities and $29.2 million in other lines of credit as of September 30, 2013, all of which were utilized to the extent of short-term bank loans of $151.4 million and bills payable of $41.4 million. These factors raise substantial doubts about the Company's ability to continue as a going concern

The Company intends to sell part of its low efficiency assets and appreciating land and properties to repay its short term debts and to provide cash for the development of more promising products such as high power batteries and electric vehicle batteries. The Company transferred its 100% equity interest in Tianjin Meicai to an unrelated party on August 27, 2013. The Company also has intentions to sell its 100% equity interest in BAK International and its subsidiaries (including all their assets and liabilities), and the properties in Tianjin. The Company is in negotiation with the potential buyers about contract terms and clauses. The disposals of these assets require statutory review and approval and the approval by its shareholders. Prior to the completion of these disposals, the potential buyers preliminarily agreed in November and December 2013 that they would lend sufficient money to the Company to help the Company repay past due and maturing bank loans, on the condition that the Company makes certain pledges and guarantees, including its 100% equity in BAK International. Up to the date of these financial statements, the Company had received these loans in the amount of $93.2 million (RMB570 million), renewed short term bank loan of $11.6 million (RMB71 million), repaid bank loans of $94.9 million (RMB580.9 million) and bills payable of $8.1 million (RMB49.2 million). The Company expects the disposals of its 100% equity interest in BAK International and its subsidiaries, and the properties in Tianjin, to be completed by the end of March 2014.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

1.        Principal Activities, Basis of Presentation and Organization (continued)

After the disposal of these assets, the Company will retain BAK Asia and its subsidiary, BAK Dalian. It is the Company's understanding that the Dalian government will grant certain government subsidies to it, including but not limited to land use rights at a favorable price. As of September 30, 2013, the Company received an advance of $24.5 million (RMB150 million) from the Management Committee of Dalian Economic Zone, to finance the Company's removal of operating assets from Tianjin to Dalian. The Company intends to build a new manufacturing site in Dalian with all the operating assets, primarily machinery and equipment, moved from BAK Tianjin, while retaining its customers, employees, patents and technologies. BAK Dalian will focus on the new energy high power battery business, for use in electric vehicle, light electric vehicles and other high power applications. The Company believes with the significant reduction of liabilities and disposal of traditional low margin battery business, it can continue as a going concern and return to profitability.

It is expected that after the restructuring mentioned above, China BAK will continue to be a US listing company with a low level of liabilities.

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to the Company's ability to continue as a going concern.

Reclassifications

Certain amounts included in the 2012 financial statements have been reclassified to conform to the 2013 financial statement presentation as follows:

(a)

Amortization of prepaid land use rights within one year of $740,276 was erroneously classified in long-term prepaid land use rights in the Company's consolidated balance sheet as of September 30, 2012. The Company has reclassified such as current assets.

(b)

In presenting the 2012 consolidated balance sheet, value added taxes recoverable of $4,435,143 was erroneously offset against accrued expenses and other payables. The Company has reclassified this as prepayments and other receivables.

As a result of reclassifications (a)-(b), the amount of the current assets of September 30, 2012 has changed from $169,322,840 to $174,498,259, and the amount of the current liabilities as of September 30, 2012 has changed from $321,087,227 to $325,522,370.

(c)

In presenting the 2012 consolidated statement of income in prior year, government grant income was presented separately after operating loss. For those grants directly related to the Company's operations, the Company has reclassified and included them in the computation of operating income. Subsidies related for research and development activities and lease prepayments were credited against the related expenses when received. As such, government grants of $3,911,072 related to 2012 research and development activities were offset against research and development expenses, and $247,921 and $4,549 in relation to amortization on subsidies for lease prepayments were offset against general and administrative expenses and research and development expenses, respectively.

(d)

Given the magnitude of provision for bad debts of $22,634,713, it was separately presented on the face of income statement, instead of presented as part of general and administrative expenses of $22,505,322 and other expenses of $129,391.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

1.        Principal Activities, Basis of Presentation and Organization (continued)

Reclassifications (continued)

(e)

In presenting the 2012 consolidated statement of income, early settlement discounts granted to customers of $152,336 were included as finance costs. The Company has reclassified these discounts as a reduction of revenue.

(f)	In presenting the 2012 consolidated statement of income, bank charges of $209,334 were included as finance costs. The Company has reclassified these charges as general and administrative expenses.

(g)

In presenting the 2012 consolidated statement of income, the land use rights amortization expense in relation to the Company's production facilities of $102,685 was included as general and administrative expenses. The Company has reclassified these expenses as cost of revenues.

(h)

In presenting the 2012 consolidated statement of income, amounts paid to customers to compensate for unsatisfactory service performance of $459,372 and paid to suppliers on disputed amounts of $236,076 were included as other income (expense). The Company has reclassified these operations related expenses as general and administrative expenses.

As a result of reclassifications (c)-(h), for the year ended September 30, 2012:

-	Net revenues have changed from $205,670,946 to $205,518,610;
-	Cost of revenues have changed from $204,197,751 to $204,300,436;
-	Research and development expenses have changed from $5,759,072 to $1,843,451;
-	General and administrative expenses have changed from $40,008,940 to $40,692,507, including a provision for bad debts of $22,634,713 ;
-	Finance costs, net have changed from $11,265,990 to $10,904,320;
-	Government grant income has changed from $5,353,554 to $1,190,012; and
-	Other expense has changed from $798,528 to other income of $26,311.

(i)

The change in pledged deposits was classified into cash flows from financing activities in the Company's consolidated statement of cash flows for the year ended September 30, 2012. The Company has reclassified these amounts as components of cash flows from investing activities. As a result of such reclassification, net cash used in investing activities for the year ended September 30, 2012 has changed from $20,450,261 to $20,147,709, and net cash used in financing activities has changed from $455,460 to $758,012.

(j)

The amounts of write-down of inventories and change in inventories have been reclassified in the presentation of the consolidated statement of cash flows for the year ended September 30, 2012. This restatement has no impact on net cash provided by operating activities.

(k)

The amounts of provision of doubtful debts and change in trade accounts receivable have been reclassified in the presentation of the consolidated statement of cash flows for the year ended September 30, 2012. This reclassification has no impact on net cash provided by operating activities.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

2.        Summary of Significant Accounting Policies and Practices

(a)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated prior to consolidation.

(b)	Cash and Cash Equivalents

Cash consists of cash on hand and in banks excluding pledged deposits. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of September 30, 2012 and 2013, there were no cash equivalents.

(c)	Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing trade accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses.

Outstanding accounts receivable balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(d)	Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined using the weighted average cost method, and includes expenditures incurred in acquiring the inventories and bringing them to their existing location and condition. In case of finished goods and work in progress, the cost includes an appropriate share of production overhead based on normal operating capacity.

The Company regularly reviews the cost of inventories against their estimated fair market value and records a lower of cost or market write-down for inventories that have costs in their excess of estimated market value.

(e)	Property, Plant and Equipment

Property, plant and equipment (except construction in progress) are stated at cost less accumulated depreciation and impairment charges. Depreciation is calculated based on the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

Buildings	30-40 years
Machinery and equipment	5-12 years
Office equipment	5 years
Motor vehicles	5-8 years

The cost and accumulated depreciation of property, plant and equipment sold are removed from the consolidated balance sheets and resulting gains or losses are recognized in the consolidated statements of operations and comprehensive loss.

Construction in progress mainly represents expenditures in respect of the Company's corporate campus, including offices, factories and staff dormitories, under construction. All direct costs relating to the acquisition or construction of the Company's corporate campus and equipment, including interest charges on borrowings, are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

A long-lived asset to be disposed of by abandonment continues to be classified as held and used until it is disposed of.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

2.        Summary of Significant Accounting Policies and Practices (continued)

(f)	Prepaid Land Use Rights

Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years.

(g)	Foreign Currency Transactions and Translation

The reporting currency of the Company is the United States dollar (“US dollar”). The financial records of the Company's PRC operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. The financial records of the Company's subsidiaries established in other countries are maintained in their local currencies. Assets and liabilities of the subsidiaries are translated into the reporting currency at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expenses items are translated using the average rate for the period. The translation adjustments are recorded in accumulated other comprehensive income under shareholders' equity.

Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are re-measured into the applicable functional currencies at historical exchange rates. Transactions in currencies other than the applicable functional currencies during the period are converted into the functional currencies at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the consolidated statements of operations and comprehensive loss.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into US dollars has been made at the following exchange rates for the respective years:

September 30, 2013
Balance sheet, except for equity accounts	RMB 6.1211 to US$1.00
Income statement and cash flows	RMB 6.1894 to US$1.00

September 30, 2012
Balance sheet	RMB 6.2857 to US$1.00
Income statement and cash flows	RMB 6.3374 to US$1.00

(h)	Intangible Assets

Intangible assets are stated in the balance sheet at cost less accumulated amortization and impairment, if any. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives. The respective amortization periods for the intangible assets are as follows:

Trademarks	10 years
Technology	7-10 years
Computer software	3 -10 years

(i)	Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment, prepaid land use rights and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

2.        Summary of Significant Accounting Policies and Practices (continued)

(j)	Revenue Recognition

The Company recognizes revenue on product sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Net sales of products represent the invoiced value of goods sold, net of value added taxes (“VAT”), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on the majority of the products of Shenzhen BAK, BAK Electronics and BAK Tianjin at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns, which is based on historical sales returns data, is the Company's best estimate of the amount of goods that will be returned from its customers.

(k)	Cost of Revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of revenues.

(l)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive loss in the period that includes the enactment date.

The impact of an uncertain income tax positions on the income tax return must be recognized at the largest amount that is more-likely-than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes.

(m)	Research and Development and Advertising Expenses

Research and development and advertising expenses are expensed as incurred. Research and development expenses consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development. Advertising expenses, including in sales and marketing expenses, amounted to $236,145 and $1,392 for the years ended September 30, 2012 and 2013, respectively.

(n)	Bills Payable

Bills payable represent bills issued by financial institutions to the Company's vendors. The Company's vendors receive payments from the financial institutions directly upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

2.        Summary of Significant Accounting Policies and Practices (continued)

(o)	Government Grants

The Company's subsidiaries in China receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, the Company presents the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense or interest expenses. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met.

Grants applicable to land are amortized over the life of the depreciable facilities constructed on it. For research and development expenses, the Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred.

No government grants were offset against the finance costs for the years ended September 30, 2012 and 2013.

(p)	Share-based Compensation

The Company adopted the provisions of ASC Topic 718 which requires the Company to measure and recognize compensation expenses for an award of an equity instrument based on the grant-date fair value. The cost is recognized over the vesting period (or the requisite service period). ASC Topic 718 also requires the Company to measure the cost of a liability-classified award based on its current fair value. The fair value of the award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period are recognized as compensation cost over that period. Further, ASC Topic 718 requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Valuation Model. The expected volatility was based on the historical volatilities of the Company's listed common stocks in the United States and other relevant market information. The Company uses historical data to estimate share option exercises and employee departure behavior used in the valuation model. The expected terms of share options granted is derived from the output of the option pricing model and represents the period of time that share options granted are expected to be outstanding. Since the share options once exercised will primarily trade in the U.S. capital market, the risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

2.        Summary of Significant Accounting Policies and Practices (continued)

(t)	Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of Li-ion rechargeable batteries (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by ASC Topic 280 “Segment Reporting”.

(u)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(v)	Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 — Balance Sheet (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. This includes the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02 — Comprehensive Income (Topic 220). The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

2.        Summary of Significant Accounting Policies and Practices (continued)

(v)	Recently Issued Accounting Standards (continued)

In March 2013, the FASB issued ASU No. 2013-05 — Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The guidance should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the guidance, it should apply the guidance as of the beginning of the entity's fiscal year of adoption. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated results of operations and financial condition.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, similar tax loss, or tax credit carry forward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except to the extent that a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect ASU 2013-11 to have a significant impact on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

3.	Pledged Deposits

Pledged deposits as of September 30, 2012 and 2013 consisted of the following:

	2012	2013
Pledged deposits with banks for:
Advances from an unrelated third party (Note 11(b))	$-	$2,450,540
Construction payable	129,768	-
Bills payable	5,380,430	5,687,147
	$5,510,198	$8,137,687

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

4.	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2012 and 2013 consisted of the following:

	2012	2013
Trade accounts receivable, gross	$107,781,638	$61,706,474
Less: Allowance for doubtful accounts	(33,244,428)	(17,734,802)
	74,537,210	43,971,672
Bills receivable	2,912,381	5,904,029
	$77,449,591	$49,875,701

An analysis of the allowance for doubtful accounts is as follows:

	2012	2013

Balance at beginning of year	$26,494,550	$33,244,428
Gross provision for the year	22,039,757	13,765,111
Reversal for the year:-
Recoveries by cash	-	(3,759,181)
Recoveries by return of products from customers	-	(19,597,776)
Charged (credited) to consolidated statements of operations	22,039,757	(9,591,846)
Write off	(15,757,133)	(6,629,813)
Foreign exchange adjustment	467,254	712,033
Balance at end of year	$33,244,428	$17,734,802

5.	Inventories

Inventories as of September 30, 2012 and 2013 consisted of the following:

	2012	2013

Raw materials	$19,999,192	$9,732,211
Work-in-progress	13,912,685	9,220,019
Finished goods	31,471,952	38,322,957
	$65,383,829	$57,275,187

During the years ended September 30, 2012 and 2013, obsolete inventory write-downs to lower of cost or market of $9,702,373 and $59,584,817, respectively, were charged to cost of revenue.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

6.	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2012 and 2013 consisted of the following:

	Note	2012	2013

Prepayments for raw materials and others		$4,458,058	$3,466,177
Staff advances		1,014,814	701,923
Prepaid operating expenses		1,176,592	292,049
Advances to unrelated third parties	(a)	-	1,169,798
Advance to a related party	(b)	-	885,052
Consideration receivable (Note 8(b))		-	6,483,507
Net assets of BAK Canada held by trustee	(c)	-	1,043,833
Value added tax recoverable		5,698,687	4,295,390
Others		1,099,867	1,409,029
		13,448,018	19,746,758
Less: Allowance for doubtful accounts		(1,305,329)	(1,980,914)
		$12,142,689	$17,765,844

(a)	Advances to unrelated third parties were interest-free, unsecured and repayable on demand.

(b)

As of September 30, 2013, the Company advanced to Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”), a related party under the common control of Mr. Xiangqian Li, the Company's CEO, an amount of $885,052 which was interest-free, unsecured and repayable on demand.

(c)	BAK Canada filed for bankruptcy on March 28, 2013. As of September 30, 2013, its net assets were held under the custody of its trustee.

An analysis of the allowance for doubtful accounts is as follows:

	2012	2013

Balance at beginning of year	$694,587	$1,305,329
Provision for the year	594,956	1,100,035
Recovery for the year	-	(466,617)
Foreign exchange adjustment	15,786	42,167
Balance at end of year	$1,305,329	$1,980,914

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

7.	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2012 and 2013 consisted of the following:

	2012	2013
Buildings	$115,034,342	$152,128,751
Machinery and equipment	168,947,314	125,617,004
Office equipment	2,624,137	2,520,480
Motor vehicles	1,486,337	1,722,492
	288,092,130	281,988,727
Accumulated depreciation	(102,766,292)	(123,715,978)
Construction in progress	51,714,066	11,321,396
Prepayment for acquisition of property, plant and equipment	1,717,991	558,013
Carrying amount	$238,757,895	$170,152,158

(i)	Depreciation expense for the years ended September 30, 2012 and 2013 is included in the consolidated statements of operations as follows:

	2012	2013
Cost of revenues	$13,551,240	$14,666,041
Research and development expenses	604,223	470,681
Sales and marketing expenses	172,189	132,312
General and administrative expenses	3,316,192	3,034,542
	$17,643,844	$18,303,576

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

7.	Property, Plant and Equipment, net (Continued)

	(ii)	Construction in progress

Construction in progress as of September 30, 2013 was mainly comprised of capital expenditures for the automation production line of BAK Tianjin.

Construction in progress as of September 30, 2012 was mainly comprised of capital expenditures for construction of the Company's Research and Development Test Centre in Shenzhen, the construction of which was completed in July 2013 when the carrying amount of the related construction in progress of $41,914,723 was transferred to property, plant and equipment. During the year, the Company leased out a substantial part of the Research and Development Test Centre to third party tenants, all for a period of five years, and recognized rental income of $0.43 million, as other income, for the year ended September 30, 2013. As of September 30, 2013, the Company had also received $715,398 in rental deposits from its tenants.

The following schedule provides an analysis of the Company's investment in property on operating leases by major classes as of September 30, 2013:

Buildings	$32,718,634

The following is a schedule by years of minimum future rentals on noncancelable operating leases as of September 30, 2013:

Year ending September 30,
2014	$3,809,156
2015	3,809,156
2016	3,777,192
2017	3,514,923
2018	3,067,519
Later years	9,367
$17,987,313

For the years ended September 30, 2012 and 2013, the Company capitalized interest of $1,767,649 and $1,678,489 respectively to the cost of construction in progress.

(iii)	Impairment charge

During the course of the Company's strategic review of its operations, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $3.9 million and $62.5 million for the years ended September 30, 2012 and 2013, respectively. The impairment charge represented the excess of carrying amounts of the Company's property, plant and equipment over the estimated fair value of the Company's production facilities in Shenzhen primarily for the production of aluminum-case cells and lithium polymer cells and Tianjin primarily for the production of high-power lithium batteries.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

8.        Prepaid Land Use Rights, net and Disposal of Tianjin Meicai New Material Technology Co., Ltd (“Tianjin Meicai”)

(a)	Prepaid land use rights as of September 30, 2012 and 2013 consisted of the followings:

	2012	2013

Prepaid land use rights	$36,977,372	$26,531,009
Accumulated amortization	(4,473,511)	(3,861,916)
	$32,503,861	$22,669,093
Less: Classified as current assets	(740,276)	(736,334)
	$31,763,585	$21,932,759

Amortization expenses of the prepaid land use rights were approximately $734,000 and $728,000 for years ended September 30, 2012 and 2013, respectively.

On March 12, 2012, the Company borrowed a non-interest bearing loan in the amount of $12,741,967 from a third-party Tianjin Zhantuo International Trading Co., Ltd. (“Tianjin Zhantuo”). The Company has pledged one portion of its land use right located in Tianjin Industrial Park Zone with a net book value of $9,566,555 to Tianjin Zhantuo. On July 12, 2013 the Company entered into an equity transfer agreement with Tianjin Zhantuo to sell its subsidiary, Tianjin Meicai, to Tianjin Zhantuo. Pursuant to the agreement, the above mentioned land use right was sold to Tinajin Zhantuo.

(b)	Disposal of Tianjin Meicai

In May 2013, the management of the Company decided to sell the land use rights and the related construction in progress of the new energy base in Tianjin owned by Tianjin Meicai. On July 12, 2013, BAK Tianjin entered into an equity transfer agreement with Tianjin Zhantuo to transfer all the equity interest of Tianjin Meicai to Tianjin Zhantuo at a consideration of RMB 180 million (approximately $29.3 million). The equity transfer was completed on August 27, 2013 and a gain on disposal of approximately $1.3 million was recognized and classified in other income for the year ended September 30, 2013.

The consideration of RMB180 million (approximately $29.3 million) was to be repaid as follows:-

-

Offset against other long-term loans of RMB15,688,200 (approximately $2.6 million) owed to Tianjin Aifuyi Auto Parts Co., Ltd. and RMB30,000,000 (approximately $4.9 million) owed by BAK Tianjin to Tianjin Zhantuo;

-	Offset against an amount owed by BAK Tianjin to Tianjin Meicai in the amount of RMB91,635,000 (approximately $15.0 million); and
-

Remaining balance of RMB42,676,800 (approximately $7.0 million) should be payable in cash within 30 days upon completion. As of September 30, 2013, an amount of RMB3 million (approximately $0.5 million) had been paid. The remaining balance of RMB39.7 million (approximately $6.5 million) remained outstanding as of September 30, 2013 (Note 6).

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

9.	Intangible Assets, net

Intangible assets as of September 30, 2012 and 2013 consist of the following:

	2012	2013

Trademarks, computer software and technology	$1,073,138	$1,430,756
Less: Accumulated amortization	(445,075)	(699,872)
	$628,063	$730,884

Intangible assets represent the trademarks, computer software and technology used for battery production and research.

Amortization expenses were approximately $149,000 and $285,000 for the years ended September 30, 2012 and 2013 respectively.

10.	Short-term Loans

(i)        Short term bank loans

As of September 30, 2012 and 2013, the Company had several short-term bank loans with aggregate outstanding balances of $151,381,787 and $151,404,677, respectively. The loans were primarily obtained for general working capital, carried at interest rates ranging from 4.40% to 15.00% per annum (2012: 4.40% to 7.22%), and had maturity dates ranging from 2 to 6 months. The loans are guaranteed by Mr. Xiangqian Li, the Company's CEO, and Ms. Xiaoqiu Yu, the wife of the CEO, who did not receive any compensation for acting as a guarantor. These facilities were also secured by the Company's assets with the following carrying values:

	2012	2013
For short- term bank loans
Inventories	$23,863,691	$24,505,399
Accounts receivables, net	-	31,392,774
Machinery and equipment, net	47,255,604	12,211,038
Land use rights, buildings and construction in progress of BAK Industrial Park	107,140,980	87,763,440
Land use rights and buildings of Research and Development Test Centre	-	43,143,525
Land use rights #1 and buildings of Tianjin Industrial Park Zone	23,970,502	17,857,940
	202,230,777	216,874,116
For long- term bank loans (note 12)
Land use right and construction in progress Research and Development Test Centre	34,796,887	-

For other long- term loans
Land use rights #2 of Tianjin Industrial Park Zone	9,566,555	-
	$246,594,219	$216,874,116

In August 2013, the Company defaulted on repayment of loans of $32.7 million from Bank of China, and as a result, a court has ordered to freeze all the Company's properties in Shenzhen BAK Industrial Park and Tianjin BAK Industrial Park Zone (Note 1). On August 3, 2013, the Company entered an agreement to pledge the accounts receivable of Shenzhen BAK to Bank of China, Longgang Branch against bank loans of $32.7 million.

During the years ended September 30, 2012 and 2013, interest expenses of $12,855,149 and $13,135,495, respectively, were incurred on the Company's borrowings.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

11.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2012 and 2013 consisted of the following:

	Note	2012	2013
Advances from unrelated third parties
- Tianjin Zhantuo International Trading Co., Ltd		$5,727,286	$-
- Shenzhen Huo Huang Import & Export Co., Ltd.	(a)		24,160,595
- Gold State Securities Limited	(b)	-	2,450,540
- Shenzhen Wellgain Industrial Co., Ltd.	(c)	-	816,847
- Shenzhen De Dao Trading Co., Ltd. (former supplier of the Company)		-	816,847
- Others		-	37,493
		5,727,286	28,282,322
Advance from related parties	(d)	1,224,287	-
Construction costs payable		1,688,862	5,894,919
Equipment purchase payable		5,465,281	5,359,816
Customer deposits		4,121,658	2,038,387
Other payables and accruals	(e)	7,716,223	5,646,486
Accrued staff costs		3,232,381	3,869,318
Other long-term payables, current portion (Note 15)		882,161	24,525,004
Deferred revenue, current portion		337,435	346,509
		$30,395,574	$75,962,761

As of September 30, 2012 and 2013, the Company had advances from unrelated parties of $5,727,286 and $28,282,322, respectively, all of which are unsecured, non- interest bearing and repayable on demand except for:-

(a)	a loan of $24,160,595 from Shenzhen Huo Huang Import & Export Co., Ltd. which bears interest at 18% per annum;

(b)

a loan of $2,450,540 from Gold State Securities Limited which bears interest at 2.31% per annum, secured by fixed deposits of the same amount plus interest placed with a bank (note 3) and guaranteed by Mr. Xiangqian Li; and

(c)

a loan of $3,267,387 (RMB20 million) from Shenzhen Wellgain Industrial Co., Ltd. which was interest bearing at 0.5% per month and repayable by July 9, 2013 , guaranteed by Mr. Xiangqian Li and Mr. Chunzhi Zhang. The Company repaid principal of $2,450,540 and default interest of $201,958 prior to September 30, 2013, and repaid the remaining balance of $816,847 on October 21, 2013.

(d)	In 2012, the Company obtained interest-free loans from related parties which are under the common control of Mr. Xiangqian Li. These loans were fully repaid as of September 30, 2013.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

11.	Accrued Expenses and Other Payables (continued)

	(e)	Other payables and accruals as of September 30, 2012 and 2013 included a payable for liquidated damages of approximately $1,200,000.

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company's previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of September 30, 2012 and 2003, no liquidated damages relating to both events have been paid.

On November 9, 2007, the Company completed a private placement for the gross proceeds to the Company of $13,650,000 by selling 3,500,000 shares of common stock at the price of $3.90 per share. Roth Capital Partners, LLC acted as the Company's exclusive financial advisor and placement agent in connection with the private placement and received a cash fee of $819,000. The Company may have become liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that the Company filed pursuant to a registration rights agreement that the Company entered into with such shareholders in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto was not declared effective by the SEC by the 100th calendar day after the closing of the Company's private placement on November 9, 2007, or the “Effectiveness Deadline”, then the Company would be liable to pay partial liquidated damages to each such investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased on the one month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline and the time that the Company is no longer required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on each of the following dates: the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (pro rated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that the Company no longer is required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations. Such liquidated damages would bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of September 30, 2013, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

12.	Long-term Bank Loans

Long-term bank loans as of September 30, 2012 and 2013 are as follows:

	2012	2013
Long-term bank loan	$23,656,458	$-

The entire loan amount was borrowed under a six-year long-term loan credit facility from China Development Bank, bearing interest at the benchmark rate of the People's Bank of China (“PBOC”) for two-year to three-year long-term loans. The loan was: (i) guaranteed by Mr. Xiangqian Li; (ii) secured by certain shares of the Company owned by Mr. Xiangqian Li; and (iii) secured by the property ownership and a land use rights certificate relating to the land on which the Company's Research and Development Test Centre is to be constructed and the facilities to be constructed thereon. The net carrying amount of the secured buildings and prepaid land use rights were $33,563,180 and $1,233,707, respectively, as of September 30, 2012 (Note 10).

Mr. Xiangqian Li did not receive any compensation for pledging his shares in the Company or acting as guarantor for the above long-term bank loans.

The Company repaid $4,772,738 in November 2012 and May 2013 in accordance with the repayment schedule of the loan agreement.  On September 25, 2013, the Company early repaid this long term loan, and the related securities were released.

13.	Other Long-term Loans

As of September 30, 2012 and 2013, the Company had interest-free and unsecured advances of $2,495,855 and $nil respectively from Tianjin Aifuyi Auto Parts. Co., Ltd, an unrelated party. In August 2013, this loan was offset against the consideration receivable from the disposal of Tianjin Meicai (Note 8(b)).

As of September 30, 2012 and 2013, the Company had advances of $5,090,921 and $nil from Tianjin Zhantuo. The loan was non interest bearing and secured by the Company's land use rights in Tianjin with a carrying amount of $9,566,555 as of September 30, 2012 (Note 10). This loan was originally repayable by September 30, 2014. This loan was also offset against the consideration receivable from the disposal of Tianjin Meicai (Note 8(b)).

14.	Deferred Revenue

Deferred revenue mainly represents a government grant subsidy of $9.2 million (RMB56 million) for costs of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon of 35 years.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

15.	Other Long-term Payables

Other long-term payables as of September 30, 2012 and 2013 consist of the following:

	2012	2013
Subsidy from the Management Committee of Dalian Economic Zone (the “Management Committee”)	$-	$24,505,399
Government subsidies received for:-
– Automated high-power lithium battery project from the National Development and Reform Commission and Ministry of Industry and Information Technology	8,795,361	8,145,594
– New energy innovation project from the Ministry of Finance	-	340,217
– Various lithium battery related projects from various government authorities	2,409,835	14,448,005
Others	41,337	32,252
	$11,246,533	$47,471,467
Less: Current portion (Note 11)	(882,161)	(24,525,004)
	$10,364,372	$22,946,463

A subsidy of $24,505,399 (RMB150 million) was obtained from the Management Committee. The Management Committee provided the subsidy to finance the removal of the Company's production facilities from Tianjin to Dalian. The Company expects that the removal will commence in March 2014 and be completed by September 2014.

The Company will recognize the government subsidies as income or offset them against related expenditures when there are no present or future obligations for the subsidized projects.

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)      Income taxes in the consolidated statements of comprehensive loss

The Company's provision for income taxes consisted of:

	2012	2013
PRC income tax:
Current	$277,136	$293,678
Deferred	2,116,630	5,826,286
	$2,393,766	$6,119,964

United States Tax
China BAK is subject to a statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the years ended September 30, 2012 and 2013.

Canada States Tax
BAK Canada is subject to a statutory tax rate of 38% under Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the years ended September 30, 2012 and 2013.

German States Tax
BAK Europe is subject to a 25% statutory tax rate under Germany tax law.

India Tax
BAK India is subject to a 30% statutory tax rate under India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the years ended September 30, 2012 and 2013.

Hong Kong Tax
BAK International is subject to Hong Kong profits tax rate of 16.5%. There is no taxable income for BAK International for the years ended September 30, 2012 and 2013, thus BAK International did not incur any Hong Kong profits tax during the periods presented.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

PRC Tax

Shenzhen BAK was recognized as a new and high technology enterprise on October 31, 2011 and is entitled to a preferential enterprise income tax rate of 15% for each of the calendar years 2011, 2012 and 2013.

BAK Electronics and BAK Tianjin are subject to the PRC statutory income tax rate of 25%. BAK Electronics and BAK Tianjin did not incur any enterprise income tax for the current year due to cumulative tax losses.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's provision fo income taxesfollows:

	2012	2013

Loss before income taxes	$(63,413,629)	$(109,909,115)

United States federal corporate income tax rate	35%	35%
Income tax credit computed at United States statutory corporate income tax rate	(22,194,770)	(38,468,190)
Reconciling items:
Valuation allowance on deferred tax assets	13,755,316	32,655,405
Rate differential for PRC earnings	3,231,102	10,496,825
Non-deductible expenses	7,043,552	1,096,198
Share based payments	281,430	125,652
Under-provision in prior years	277,136	214,074
Provision for income taxes	$2,393,766	$6,119,964

As of September 30, 2012 and 2013, the Company's U.S. entity had net operating loss carry forwards of $2,206,951 and $2,511,374, respectively, available to reduce future taxable income which will expire in various years through 2030 and the Company's PRC subsidiaries had net operating loss carry forwards of $54,260,905 and $105,668,004 which will expires in various years through 2018. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(b) Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2012 and, 2013 are presented below:

	2012	2013
Deferred tax assets
Short-term
Trade accounts receivable	$8,651,151	$5,530,324
Inventories	3,104,830	5,365,802
Accrued expenses and other payables	597,130	865,002
Valuation allowance	(8,353,068)	(11,761,128)
Short-term deferred tax assets	4,000,043	-
Long-term
Property, plant and equipment	4,877,766	17,826,415
Net operating loss carried forward	12,271,943	26,833,658
Valuation allowance	(15,412,728)	(44,660,073)
Long-term deferred tax assets	1,736,981	-
Total net deferred tax assets	$5,737,024	$-
Deferred tax liabilities:
Long-term
Property, plant and equipment	$(759,394)	$(779,814)
Net deferred tax liabilities	$(759,394)	$(779,814)

As of September 30, 2012 and 2013, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended September 30, 2012 and 2013, and no provision for interest and penalties is deemed necessary as of September 30, 2012 and 2013.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

17.	Share-based Compensation

(i) Options

The Company grants share options to officers and employees and restricted shares of common stock to its non-employee directors as rewards for their services.

Stock Option Plan

In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan (the “Plan”). The Plan originally authorized the issuance of up to 800,000 shares of the Company's common stock, pursuant to stock options granted under the Plan, or as grants of restricted stock. The exercise price of options granted pursuant to the Plan must be at least equal to the fair market value of the Company's common stock at the date of the grant. Fair market value is determined at the discretion of the designated committee on the basis of reported sales prices for the Company's common stock over a ten-business-day period ending on the grant date. The Plan will terminate on May 16, 2055. On July 28, 2008, the Company's stockholders approved certain amendments to the Plan, including an amendment increasing the total number of shares available for issuance under the Plan to 1,600,000.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

17.	Share-based Compensation (continued)

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

Subsequent to the grant date, options to purchase 40,000 shares of common stock were forfeited because the optionees terminated their employment with the Company. In addition, on September 28, 2006, options to purchase a total of 280,000 shares of common stock were cancelled pursuant to the Termination and Release Agreements signed on that day. The remaining options to purchase 80,000 shares of common stock expired on May 15, 2011.

Pursuant to the Plan, the Company also granted options to purchase 300,300 shares of the Company's common stock with a weighted-average exercise price of $16.34 per share on June 25, 2007. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from March 31, 2007 to February 9, 2012 according to each employee's respective agreement.

A summary of share option plan activity for these options during the year ended September 30, 2013 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value
Outstanding as of October 1, 2012	121,000	$16.34	0.6 year
Exercised	-	-
Forfeited/ expired	(121,000)	16.34
Cancelled	-	-	-
Outstanding as of September 30, 2013	-	$-
Exercisable as of September 30, 2013	-	$-

The weighted-average grant-date fair value of options granted during 2007 was $10.75 per share. Non-cash share-based compensation expense has been fully recorded as of September 30, 2011. No non-cash share-based compensation expense was recorded for the years ended September 30, 2013 and 2012.

The fair value of the above option awards granted on June 25, 2007 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions:

Expected volatility	69.44%
Expected dividends	Nil
Expected life	4 – 10 years
Risk-free interest rate	5.09%

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

17.	Share-based Compensation (continued)

Pursuant to the Plan, the Company also granted options to purchase 72,000 shares of common stock with an exercise price of $21.5 per share with a contractual life of 5 years on January 28, 2008. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from April 28, 2008 to January 28, 2011 according to each employee's respective agreement.

A summary of share option plan activity for these options during the year ended September 30, 2013 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value

Outstanding as of October 1, 2012	72,000	$21.50	0.1 year
Exercised	-	-
Forfeited/ expired	(72,000)	(21.50)
Cancelled	-	-
Outstanding as of September 30, 2013	-	$-
Exercisable as of September 30, 2013	-	$-

The weighted average grant-date fair value of options granted on January 28, 2008 was $17.95 per share. No non-cash share-based compensation expense was recorded for the years ended September 30, 2012 and 2013.

The fair value of the above option awards granted on January 28, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	120.23%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	3.59%

On May 29, 2008, the Compensation Committee of the Company's Board of Directors recommended and approved the grant of options to purchase 216,000 shares of the Company's common stock to Mr. Xiangqian Li and options to purchase 34,000 shares to five other employees, with an exercise price of $20.9 per share and a contractual life of 5 years. In accordance with the vesting provisions of the grants, the options will become vested and exercisable during the period from September 30, 2008 to May 28, 2013 according to each employee's respective agreement.

A summary of share option plan activity for these options during the year ended September 30, 2013 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value

Outstanding as of October 1, 2012	250,000	$20.90	0.6 year
Exercised	-	-
Forfeited/ expired	(250,000)	(20.90)
Cancelled	-	-
Outstanding as of September 30, 2013	-	$-

Exercisable as of September 30, 2013	-	$-

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

17.	Share-based Compensation (continued)

The weighted average grant-date fair value of options granted on May 29, 2008 was $11.80 per share. The Company recorded non-cash share-based compensation expense of $16,525 and $nil for the years ended September 30, 2012 and 2013 respectively, in respect of share options granted on May 29, 2008, which was allocated to general and administrative expenses and research and development expenses.

The fair value of the above option awards granted on May 29, 2008 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	59.48%
Expected dividends	Nil
Expected life	5 years
Risk-free interest rate	4.01%

On June 22, 2009, the Compensation Committee of the Company's Board of Directors recommended and approved the grant of options to purchase 385,640 shares of the Company's common stock to certain key employees, officers and consultants with an exercise price of $14.05 per share and a contractual life of 7 years. In accordance with the vesting provisions of the grants, the options will become vested and exercisable over five years in twenty equal quarterly installments on the first day of each fiscal quarter beginning on October 1, 2009.

A summary of share option plan activity for these options during the year ended September 30, 2013 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value (1)

Outstanding as of October 1, 2012	328,671	$14.05	3.7 years
Exercised	-	-
Forfeited	-	-
Cancelled	(192,111)	14.05
Outstanding as of September 30, 2013	136,560	$14.05	2.7 years	$-
Exercisable as of September 30, 2013	109,248	$14.05	2.7 years	$-
(1)	The intrinsic values of option at September 30, 2013 was zero since the per share market values of common stock of $2.32, was lower than the exercise price of the option of $14.05 per share.

The weighted average grant-date fair value of options granted on June 22, 2009 was $12.30 per share. The Company recorded non-cash share-based compensation expense of $516,854 and of $259,207 for the years ended September 30, 2012 and 2013 respectively, respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of September 30, 2013, there were unrecognized compensation costs of $65,148 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 1 year.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

17.	Share-based Compensation (continued)

On April 8, 2010, the Compensation Committee of the Company's Board of Directors recommended and approved the grant of options to purchase 20,000 shares of the Company's common stock to certain key management with an exercise price of $12.15 per share and a contractual life of 7.5 years. In accordance with the vesting provisions of the grants, the options will become vested and exercisable in eight equal installments beginning on each quarter after September 30, 2010.

A summary of share option plan activity for these options during the year ended September 30, 2013 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2012	20,000	$12.15	5.0 years
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of September 30, 2013	20,000	$12.15	4.0 years	$-
Exercisable as of September 30, 2013	20,000	$12.15	4.0 years	$-
(1)	The intrinsic values of option at September 30, 2013 was zero since the per share market values of common stock of $2.32, was lower than the exercise price of the option of $12.15 per share.

The weighted average grant-date fair value of options granted on April 8, 2010 was $7.05 per share. The Company recorded non-cash share-based compensation expense of $35,445 and $8,703 for the years ended September 30, 2012 and 2013, respectively, in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of September 30, 2013, there were no unrecognized compensation costs related to the above non-vested share options.

(ii)     Restricted Shares

Pursuant to the Plan and in accordance with the China BAK Battery, Inc. Compensation Plan for Non-Employee Directors, the Compensation Committee of the Company's Board of Directors recommended and approved the grant of 100,000 restricted shares to the Chief Executive Officer, Mr. Xiangqian Li with a fair value of $14.05 per share on June 22, 2009. In accordance with the vesting schedule of the grant, the restricted shares will vest in twenty equal quarterly installments on the first day of each fiscal quarter beginning on October 1, 2009.

The Company recorded non-cash share-based compensation expense of $175,524 and $91,096 for the years ended September 30, 2012 and 2013, in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of September 30, 2013, there was unrecognized stock-based compensation costs of $23,600 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 1 year.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the years ended September 30, 2012 and 2013.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

18.	Net Loss Per Share

The following is the calculation of net loss per share:

	2012	2013
Net loss	$(65,807,395)	$(116,029,079)

Weighted average shares used in basic and diluted computation	12,619,063	12,619,597

Loss per share – Basic and diluted	$(5.21)	$(9.19)

For the year ended September 30, 2013, the outstanding 156,560 stock options and outstanding 20,000 shares of restricted stock were anti-dilutive and excluded from diluted net loss per share. For the year ended September 30, 2012, the outstanding 791,671 stock options and outstanding 40,000 shares of restricted stock were anti-dilutive and excluded from diluted net loss per share.

19.	Fair Value of Financial Instruments

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts receivable, other receivables, short-term bank loans, long-term bank loans, other long-term and short-term loans, other long-term payable, accounts and bills payable and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

20.	Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2012 and 2013, the Company had the following contracted capital commitments:

	2012	2013
For construction of buildings	$10,820,593	$321,668
For purchases of equipment	3,630,112	1,174,695
	$14,450,705	$1,496,363

(ii)     Land Use Rights and Property Ownership Certificate

In relation to the Company's Tianjin facility, the Tianjin government had requested that the Company complete the construction of the Tianjin facility before September 30, 2008. In February 5, 2010, the Company completed one part of the industrial campus construction and received the property and land use right certificate (land use right #1). However, the construction on the rest of the land was still not completed. As of September 30, 2012, the Company has not obtained land use right certificate #2, which then carrying amount was $9,566,555. On August 27, 2013, the Company disposed of this piece of land (Note 8).

As of September 30, 2012 and 2013, the Company had not obtained property ownership certificates relating to certain buildings of the BAK Industrial Park in Shenzhen with carrying amounts of $22,068,958 and $18,179,147, respectively. The application for these property ownership certificates is still in process.

As of September 30, 2013, the Company had not obtained property ownership certificate relating to the Research and Development Test Centre in Shenzhen which was completed in July 2013. The carrying amount of this centre (buildings portion) was $41,914,723 as of September 30, 2013. This property ownership certificate was obtained on January 9, 2014.

On March 26, 2012, the Company purchased a new insurance policy for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the new insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for the manufacturing facilities at BAK Industrial Park is RMB663,612,000 (approximately $106.9 million) for the period from March 27, 2012 to July 26, 2013. On July 26, 2013, the Company renewed the insurance policy with Ping An Property & Casualty Insurance Company of China, Ltd with the same terms and conditions for the period from July 27, 2013 to July 26, 2014.

On July 2, 2012, the Company also acquired an insurance policy from Ping An Property & Casualty Insurance Company of China, Ltd. for Company's manufacturing facilities in Tianjin in the amount of RMB260,142,199 (approximately $41.9 million) for the period from July 2, 2012 to July 2, 2013. On July 2, 2013, upon the expiry of the existing insurance policy, the Company acquired a new insurance policy from Ping An Property & Casualty Insurance Company of China, Ltd. The insured amount for the Company's manufacturing facilities in Tianjin is RMB243,093,819 (approximately $39.6 million) for the period from July 2, 2013 to July 2, 2014.

The Company is not able to insure its new Research and Development Test Centre in Shenzhen until it receives the required property ownership and land use rights certificates. Upon receipt of such on January 9, 2014, the Company intends to procure such insurance.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

20.	Commitments and Contingencies (continued)

(iii) Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees of bank borrowings with a maximum obligation period of from one to three years to certain parties to the maximum extent as follows:

Guarantee for	2012	2013	Guarantee Period

Shenzhen Tongli Hi-tech Co. Ltd. - a non-related party	$2,386,369	$-	Expired on 3/31/13
Tianjin Huaxiahongyuan Ltd. - a non-related party	2,386,369	2,450,540	5/22/13-5/21/16
Shenzhen Yasu Technology Co. Ltd. - a non-related party	9,545,476	8,985,314	5/25/12-6/24/16 Expired on 6/20/2013, extended to 6/24/2016
Shenzhen Langjin - a non-related party	9,545,476	9,802,159	8/15/11-8/14/14
Hubei Yanguang Energy Technology Co. Ltd. – a non-related party	-	4,901,080	4/3/13-4/2/16
Tianjin BAK New Energy Research Institute Co., Ltd.- a related party	11,247,753	4,901,080	7/11/13-7/10/16
	$35,111,443	$31,040,173

On April 1, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Shenzhen Development Bank (currently known as Pingan Bank) Longhua Branch in the amount of $2.4 million by Shenzhen Tongli Hi-Tech Co., Ltd. (“Shenzhen Tongli”), one of the Company's cases and caps suppliers, for the period from April 1, 2012 to March 31, 2013. The Company did not renew the guarantee contract after expiration on March 31, 2013.

On April 25, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from China Minsheng Banking Corp., Ltd, in the amount of $2.4 million by Tianjin Huaxiahongyuan Ltd. (“Tianjin Huaxiahongyuan”), one of the Company's prospective suppliers of chemical raw materials such as lithium cobalt oxides, for the period from April 25, 2012 to April 25, 2015. On May 17, 2013, the Company executed a new guarantee contract with Bank of Dalian to replace the existing guarantee contract with the same terms and conditions from May 22, 2013 to May 21, 2016. Under this guarantee contract, the Company shall perform all obligations of Tianjin Huaxiahongyuan under the loan contract if Tianjin Huaxiahongyuan fails to perform its obligations as set forth in the loan contract.

On May 25, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Bank of China Shenzhen Branch in the amount of $3.2 million by Shenzhen Yasu Technology Co. Ltd. (“Shenzhen Yasu”), one of the Company's prospective suppliers of chemical raw materials such as lithium cobalt oxides, for the period from May 25, 2012 to May 25, 2015. Under this guarantee contract, the Company shall perform all obligations of Shenzhen Yasu under the loan contract if Shenzhen Yasu fails to perform its obligations as set forth in the loan contract.

The Company renewed a guarantee contract to serve as the guarantor for the bank loan which expired on June 20, 2013, borrowed from Ping An Bank (Shenzhen Pinghu Branch) in the amount of $5.7 million by Shenzhen Yasu, originally for the period from June 25, 2012 to June 25, 2015 and extended to June 24, 2016. Under this guarantee contract, the Company shall perform all obligations of Shenzhen Yasu under the loan contract if Shenzhen Yasu fails to perform its obligations as set forth in the loan contract.

On August 15, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Agricultural Bank of China Shenzhen Branch in the amount of $9.7 million by Shenzhen Langjin Technology Development Co. Ltd. (“Shenzhen Langjin”), one of the Company's prospective suppliers of chemical raw materials such as battery separator paper, for the period from August 15, 2011 to August 14, 2014. Under this guarantee contract, the Company shall perform all obligations of Shenzhen Langjin under the loan contract if Shenzhen Langjin fails to perform its obligations as set forth in the loan contract.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

20.	Commitments and Contingencies (continued)

(iii) Guarantees (continued)

On April 3, 2013, the Company entered into a guarantee agreement with Jilin Province Trust & Investment Co., Ltd, under which the Company agrees to guarantee loans to its chemical raw material supplier, Hubei Yanguang Energy Technology Co. Ltd., a non-related party, to the extent of RMB30 million (approximately $4.9 million) that it owes to other parties. The guarantee period is from April 3, 2013 to April 2, 2016. The Company believes that Hubei Yanguang Energy Technology Co. Ltd owns assets including land use rights covering an area of approximately 1,330,000 square meters and buildings thereon in Hubei, the PRC, and should be financially capable to repay the above mentioned loans upon maturity in April 2014.

It is a common practice among companies in the region of China where the Company is located to provide guarantees for bank debts of existing or prospective business partners with no consideration given. It is considered a “favor for favor” business practice and is commonly required by the lending banks in these cases.

The Company has also guaranteed the loans of a related party under the common control of Mr. Xiangqian Li in the amount of approximately $11.2 million and $4.9 million as of September 30, 2012 and 2013, respectively.

Tianjin New Energy is a company under the common control of Mr Xianqian Li, the Company's CEO. The Company entered into various guarantee contracts to serve as the guarantor for the bank loans borrowed from Bank of Dalian by Tianjin New Energy in the amount of $4.9 million as of September 30, 2013 extending to various periods up to October 15, 2013. On July 11, 2013, Tianjin New Energy repaid the loan which matured on October 15, 2013 and renewed the facilities with Bank of Dalian. The Company entered into a guarantee agreement to the extent of RMB 30 million (approximately $4.9 million) with the guarantee period from July 11, 2013 to July 10, 2016.

On January 5, 2013, the Company received a notice that the Shenzhen Langjin Technology Development Co. Ltd. had defaulted on their loan guaranteed by the Company and two other companies and demanded immediate payment of the full guaranteed amount RMB60 million ($9.7 million) from the Company and two other co-guarantors. As the two other co-guarantors had the ability to pay RMB14 million ($2.3 million) only, the Company was demanded to pay the remaining balance. As of September 30, 2013, the Company has paid China Agricultural Bank an amount of RMB46,490,253 ($7.5 million). The Company was able to recover an indemnification amount from Shenzhen Langjin that totaled RMB46,456,681 ($7.5 million). The Company recorded a net loss arising from loan guarantee of Shenzhen Langjin of RMB33,572 ($5,424) for the year ended September 30, 2013.

As of September 30, 2013 and as of the filing date of this form 10-K, the Company has assessed the performance risk of these guarantees and the fair value of the obligation arising there from and has considered it is immaterial to the consolidated financial statements. Therefore, except for the obligations relateing to Shenzhen Langjin, no obligations in respect of the above guarantees were recognized as of September 30, 2013.

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

The Company's outstanding discounted and transferred bills as of September 30, 2012 and 2013 are summarized as follows:

	2012	2013

Bank acceptance bills	$21,962,849	$20,307,818

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

20.	Commitments and Contingencies (continued)

(v) Litigation

From time to time, The Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceeding set forth below, the Company is currently not aware of any such legal proceedings or claims that the Company believe will have an adverse effect on our business, financial condition or operating results:

China BAK Battery, Inc. has been named as a second defendant in the case of Safeco Ins. Co. of Am. v. Hewlett-Packard Co. et al., filed in the Superior Court of the State of California, County of Ventura. It is an action for negligence and strict product liability. The plaintiff alleges that a product manufactured by the Company was used in a Hewlett Packard laptop, which malfunctioned and caused fire damage in the home of a consumer (the Plaintiff’s insured). The total damages sought are $126,978, plus interest and fees. The Company intends to defend this case vigorously. The Company is awaiting the hearing as of the date of these financial statements.

21.	Significant Concentrations

(a)	Customers and Credit Concentrations

The Company had only one customer that individually comprised 10% or more of net revenue for the year ended September 30, 2013 as follows:

		2012		2013

Dongguan Yulong Telecom Technology Co., Ltd.	$	*	*	$21,269,794	11.4%

* Comprised less than 10% of net revenue for the year ended September 30, 2012.

The Company had two customers that individually comprised 10% or more of accounts receivable as of September 30, 2012 and 2013 as follows:

		2012		2013

Shenzhen DRN Battery Co., Ltd.	$	**	**	$5,787,787	11.6%
Beijing Beny Wave Technology Ltd.	$	**	**	$6,811,680	13.7%

** Comprised less than 10% of accounts receivable as of September 30, 2012.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2012 and 2013, substantially all of the Company's cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

22.	Segment Information

The Company currently engages in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. During the years ended September 30, 2012 and 2013, the Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Net revenues for the years ended September 30, 2012 and 2013 were as follows:

Net revenues by product:

	2012		2013
		%		%
Prismatic cells
Aluminum-case cells	$76,064,992	37.01%	$28,787,919	15.51%
Battery packs	55,319,855	26.92%	63,689,388	34.32%
Cylindrical cells	45,336,173	22.06%	45,985,570	24.78%
Lithium polymer cells	18,325,826	8.92%	30,607,434	16.50%
High-power lithium battery cells	10,471,764	5.09%	16,482,249	8.89%
	$205,518,610	100.00%	$185,552,560	100.00%

Net revenues by geographic area:

	2012		2013
		%		%
Mainland China	$148,680,581	72.34%	$143,609,332	77.40%
PRC Taiwan	24,101,664	11.73%	13,009,272	7.01%
Hong Kong, China	11,718,597	5.70%	10,664,686	5.75%
India	9,875,792	4.81%	8,500,609	4.58%
Others	11,141,976	5.42%	9,768,661	5.26%
	$205,518,610	100.00%	$185,552,560	100.00%

Substantially all of the Company's long-lived assets are located in the PRC.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2012 and 2013
(In US$ except for number of shares)

23.	China BAK Battery, Inc (Parent Company)

Under PRC regulations, Shenzhen BAK, BAK Electronics and BAK Tianjin and BAK Dalian (“the PRC subsidiaries”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, the PRC subsidiaries are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of September 30, 2012 and 2013 additional transfers of $86,789,695 and $86,958,843 were required before the statutory general reserve reached 50% of the registered capital of the PRC subsidiaries. As of September 30, 2012 and 2013, $7,786,157 had been appropriated from retained earnings and set aside for statutory general reserves by the PRC subsidiaries. BAK Tianjin did not have after-tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of September 30, 2012 and 2013.

As of September 30, 2012 and 2013, the amount of restricted net assets of the PRC subsidiaries, which may not be transferred to the Company in the forms of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 5% and nil of the Company's consolidated net assets as discussed above.

24.	Subsequent Events

On November 18, 2013, the Company entered a Memorandum of Understanding agreement with Tianjin Zhantuo International Trading Co., Ltd (“Tianjin Zhantuo”). Pursuant to the agreement, the Company is planning to sell its Tianjin campus land use right and properties at RMB150 million (approximately $24.5 million) to Tianjin Zhantuo. Prior to the completion of the transaction, Tianjin Zhantuo agreed to provide loan financing to the Company to the extent of $21.2 million (RMB130 million) to help the Company repay the bank loans upon maturities. On November 20, 2013, the Company and Tianjin Zhantuo signed a loan agreement relating to the first batch of such loan in the amount of $8.2 million (RMB50 million), which is interest-free, secured by the other receivable due from Tianjin Zhantuo amounting $6.5 million (RMB39.7 million) (Note 6) and repayable on demand. On the same date, the Company received this loan from Tianjin Zhantuo and repaid the relevant matured bank loans of $8.2 million (RMB50 million).

On November 20, 2013, the Company entered into a loan agreement of $11.6 million (RMB 71 million) with Shenzhen Aisibo Trading Company Co., Ltd, an unrelated third party, whereby the loan was unsecured and bearing interest at 0.17% per day. This loan was repaid on December 11, 2013.

On December 17, 2013, the Company entered into a loan agreement with Mr. Jinghui Wang, the sole shareholder of the potential buyer of BAK International whereby Mr. Wang agreed to lend the Company in the aggregate amount of $60.4 million (RMB370 million) which is secured by the Company’s 100% equity interest in BAK International and guaranteed by BAK International and the Company, bearing interest at 20% per annum and repayable by March 31, 2014. Up to the date of these financial statements, the Company has received $60.4 million (RMB370 million) pursuant to this loan agreement and $24.6 million (RMB150 million) from Mr. Wang.

Subsequent to September 30, 2013 and up to the date of these financial statements, bank loans of $43.3 million (RMB265 million) and bills payable of $8.1 million (RMB49.5 million) were due for repayment. The Company had renewed short term bank loan of $11.6 million (RMB71 million), repaid and early repaid bank loans of $94.9 million (RMB580.9 million) and bills payable of $8.1 million (RMB49.2 million).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2014

CHINA BAK BATTERY, INC.

By:	/s/ Xiangqian Li
Xiangqian Li
Chief Executive Officer and Interim Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangqian Li	Chairman, Chief Executive Officer and Interim Chief Financial Officer	January 14, 2014
Xiangqian Li	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Huanyu Mao	Director	January 14, 2014
Huanyu Mao

/s/ Chunzhi Zhang	Director	January 14, 2014
Chunzhi Zhang

/s/ Martha C. Agee	Director	January 14, 2014
Martha C. Agee

/s/ Jianjun He	Director	January 14, 2014
Jianjun He

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 8, 2006)
3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 19, 2007)
3.3

Certificate of Change Pursuant to NRS 78.209 filed by the Company on October 22, 2012 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 26, 2012)

4.1	China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)
4.2	Amendment No. 1 to the China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008)
10.1	Form of Settlement Agreement between the registrant and certain investors (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 31, 2008)
10.2

English Summary of Loan Agreement between BAK International (Tianjin) Limited and Tianjin Branch, Agricultural Bank of China, dated May 26, 2008 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008)

10.3

English Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Branch, China CITIC Bank, dated February 13, 2009 (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.4

English Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Branch, China CITIC Bank, dated February 2009 (incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.5

English Summary of Guaranty Contract of Maximum Amount by and between BAK International Limited and Shenzhen Branch, Bank of China, dated March 4, 2009 (incorporated by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.6

English Summary of Guaranty Contract of Maximum Amount by and between Xiangqian Li and Shenzhen Branch, Bank of China, dated March 4, 2009 (incorporated by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.7

English Summary of Guaranty Contract of Maximum Amount Pledge by and between BAK International Limited and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q filed on February 9, 2009)

10.8

English Summary of Guaranty Contract of Maximum Amount by and between BAK International (Tianjin) Ltd. and Longgang Branch, Shenzhen Development Bank Co., Ltd., dated December 3, 2008 (incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q filed on February 9, 2009)

10.9	Employment Agreement between the registrant and Jun Zou, dated March 25, 2010 (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on December 14, 2010)
10.10

Nonqualified Stock Option Agreement between the registrant and Jun Zou, dated as of March 11, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 25, 2010)

10.11	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2011)
10.12*	English Translation of Loan Agreement, dated December 17, 2013, by and between Shenzhen BAK and Mr. Jinghui Wang
10.13*	Corporate Guarantee, dated January 14, 2014, by and between BAK International and Mr. Jinghui Wang.
10.14*	Corporate Guarantee, dated January 14, 2014, by and between China BAK Battery, Inc. and Mr. Jinghui Wang.
10.15*	Share Mortgage, dated January 14, 2014, by and among China BAK Battery, Inc., BAK International and Mr. Jinghui Wang.
14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)

Exhibit No.	Description
21.1*	List of subsidiaries of the registrant
23.1*	Consent of PKF Hong Kong
23.2*	Consent of Crowe Horwath (HK) CPA Limited
31.1*	Certifications of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	English Summary of Supplemental Agreement, by and between Shenzhen BAK and Shenzhen Longgang Branch, Bank of China, dated October 15, 2013.
99.2*	English Summary of Mortgage Contract of Maximum Amount ( the “Contract”) by and between Shenzhen BAK and Shenzhen Longgang Branch, Bank of China, dated July 24, 2013.
99.3*	English Summary of Accounts Receivable Pledge Contract by and between Shenzhen BAK and Shenzhen Longgang Branch, Bank of China, dated July 3, 2013.
99.4*	English Summary of Pledge Contract of Maximum Amount by and between BAK International and Shenzhen Longgang Branch, Bank of China, dated October 15, 2013.
99.5*	English Summary of Mortgage Contract of Maximum Amount by and between Shenzhen BAK Battery, Co., Ltd and Shenzhen Longgang Branch, Bank of China, dated September 29, 2013
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

* Filed herewith