Form 10-K/A
period 2013-09-30
CHINA BAK BATTERY INC
filed 2014-01-27
CIK 1117171

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
-------------------------------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0442833
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

BAK Industrial Park
No. 1 BAK Street
Kuichong Town, Longgang District
Shenzhen 518119
People’s Republic of China
-------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)

(86-755) 61886818-6957
-------------------------------------------------------------------------------------------------------
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA BAK BATTERY, INC.
Annual Report on Form 10-K

i

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A (this “Amendment” or this “Form 10-K/A”) amends the Annual Report on Form 10-K of China BAK Battery, Inc. (the “Company”) for the year ended September 30, 2013, as filed with the Securities and Exchange Commission on January 14, 2014 (the “Original Form 10-K”). This Amendment is being filed solely for the purpose of disclosing information required in Part III of the Original Form 10-K that the Company will not be incorporating by reference to a definitive proxy statement by the required deadline. No other Parts or disclosures from the Original Form 10-K are included in this Amendment other than Part III and Part IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way.

Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Xiangqian Li	45	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
Huanyu Mao	62	Director and Chief Technology Officer
Chunzhi Zhang	51	Director
Martha C. Agee	59	Director
Jianjun He	41	Director

Xiangqian Li has served as the chairman of our board, our president and chief executive officer since January 20, 2005. He has been a director of BAK International since November 2004. Mr. Li is also serving as our Interim Chief Financial Officer until a permanent Chief Financial Officer of the Company is duly appointed. Mr. Li is the founder and has served as the chairman of the board of Shenzhen BAK since its inception in August 2001, and served as Shenzhen BAK’s general manager since December 2003. From June 2001 to June 2003, Mr. Li was the chairman of Huaran Technology Co., Ltd., a PRC-incorporated company engaged in the car audio business. Mr. Li received a bachelor’s degree in thermal energy and power engineering from the Lanzhou Railway Institute, China and a doctorate degree in quantitative economics from Jilin University in China.

Huanyu Mao has served as a director of the Company since May 12, 2006. He has also served as our Chief Technology Officer since January 20, 2005 and as our Chief Operating Officer from June 30, 2005 to February 24, 2009. Dr. Mao has served as the General Manager of BAK Tianjin since January 4, 2009. Dr. Mao has been the chief scientist of Shenzhen BAK since September 2004. Prior to joining us, between 1997 and September 2004, Dr. Mao was the chief technology officer of Tianjin Lishen, a leading battery manufacturer in China. Dr. Mao pioneered core technologies on the lithium-ion battery before its commercialization in 1992 and was the inventor under seven U.S. patents relating to lithium-ion technology. Dr. Mao received a doctorate degree in electrochemistry from Memorial University of Newfoundland, Canada where he focused on conductive polymers.

Chunzhi Zhang has served as our director since June 25, 2007. Since mid-2005, Mr. Zhang has served as General Manager of AASTOCKS.com, Ltd., Shenzhen Branch, a software integration and one-stop system solutions provider for financial markets in China. From 2003 through mid-2005, Mr. Zhang served as General Manager of Shenzhen Sharemax Management Co., Ltd, where he was involved in both private equity business and asset management. From 1998 through 2003, Mr. Zhang served as General Manager of Haixing Security Brokerage Co., Ltd, Shenzhen Branch, involved in securities trading and asset management. Prior to joining Haixing Security Brokerage, from 1985 to 1996, Mr. Zhang served as senior Management in Hong Kong for China Resources Holding Co., Ltd., a China central government-owned enterprise. Mr. Zhang received his bachelor degree in Economy from Jilin University in 1985 and MBA degree from University of Wales in the United Kingdom. Mr. Zhang is also a distinguished finance lecturer at the Graduate School in Shenzhen of Tsinghua University.

Martha C. Agee has served as our director since November 15, 2012 and Chair of the Audit Committee since August 6, 2013. Since 1997, Ms. Agee has been a senior lecturer of business law at Hankamer School of Business of Baylor University where she teaches courses in the Legal Environment of Business, International Business Law, and Healthcare Law & Ethics for graduate and undergraduate students. Prior to that, Ms. Agee practiced law from 1988 to 1996. Ms. Agee obtained her bachelor’s degree in Accounting in 1976 and Juris Doctorate degree in 1988 from Baylor University.

Jianjun He has served as our director since November 4, 2013. Mr. He has more than 15 years experience in accounting and finance and is an associate member of the Chinese Institute of Certificate Public Accounts. Mr. He has been the Managing Director of Jilin Cybernaut Lvke Investment and Management Co., Ltd., an investment consulting firm in China, since January 1, 2013. From June 30, 2009 to December 31, 2012, Mr. He served as the Chief Financial Officer of THT Heat Transfer Technology, Inc. (Nasdaq: THTI) (“THT Heat”), a provider of heat exchangers and heat exchange solutions in China. Mr. He was the Chief Financial Officer of Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd, a wholly owned subsidiary of THT Heat from 2007 to December 2012. From 1999 to 2007, Mr. He worked as senior financial officer in Jilin Grain Group, a state-owned enterprise engaged in the grain processing and trading business. Mr. He graduated from Changchun Taxation College in 1995 with a Bachelor’s degree in Auditing and obtained a Master’s degree from Jilin University in 2005.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to shareholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board and the Nominating and Corporate Governance Committee of the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In identifying and evaluating nominees, the Nominating and Corporate Governance Committee may consult with the other Board members, management, consultants, and other individuals likely to possess an understanding of the Company’s business and knowledge of suitable candidates. In making its recommendations, the Nominating and Corporate Governance Committee assesses the requisite skills and qualifications of nominees and the composition of the Board as a whole in the context of the Board's criteria and needs. In evaluating the suitability of individual Board members, the Nominating and Corporate Governance Committee may take into account many factors, including general understanding of marketing, finance and other disciplines relevant to the success of a publicly traded company in today’s business environment; understanding of the Company’s business and technology; the international nature of the Company’s operations; educational and professional background; and personal accomplishment. The Nominating and Corporate Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending a group that can best perpetuate the success of the Company’s business and represent stockholder interests through the exercise of sound judgment, using its diversity of experience. The Nominating and Corporate Governance Committee also ensures that a majority of nominees would be “independent directors” as defined under the applicable rules of the SEC and The NASDAQ Stock Market LLC.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

In its assessment of each potential candidate, including those recommended by stockholders, the Nominating and Corporate Governance Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Nominating and Corporate Governance Committee determines are pertinent in light of the current needs of the Board. The Nominating and Corporate Governance Committee also takes into account the ability of a Director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board and the Nominating and Corporate Governance Committee require that each Director be a recognized person of high integrity with a proven record of success in his or her field. Each Director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all Directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company’s services are performed in various countries and in significant areas of future growth located outside of the United States. Accordingly, the Board believes that international experience or specific knowledge of key geographic growth areas and diversity of professional experiences should be represented on the Board. In addition, the Company’s business is multifaceted and involves complex financial transactions. Therefore, the Board believes that the Board should include some Directors with a high level of financial literacy and some Directors who possess relevant business experience as a Chief Executive Officer or President. Our business involves complex technologies in a highly specialized industry. Therefore, the Board believes that extensive knowledge of the Company’s business and industry should be represented on the Board.

The Board and the Nominating and Corporate Governance Committee do not have a specific diversity policy, but consider diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Summary of Qualifications of Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Mr. Li has extensive senior management experience in the industry in which we operate, having served as our Chief Executive Officer and Chairman since January 2005 and as the Chief Executive Officer or Chairman of various other companies since 2001.

Dr. Mao has a rich knowledge in lithium–ion battery technology, and has served as our Chief Technology Officer since January 20, 2005. Dr. Mao pioneered core technologies on the lithium-ion battery before its commercialization in 1992 and was the inventor under seven U.S. patents relating to lithium-ion technology. Dr. Mao received a doctorate degree in electrochemistry from Memorial University of Newfoundland, Canada where he focused on conductive polymers.

Mr. Zhang, Chair of the Compensation Committee, is experienced in securities analysis and investment. Mr. Zhang has accumulated this experience in managerial positions in firms in the securities industry since 1998. Mr. Zhang received his bachelor degree in Economy from Jilin University in 1985.

Ms. Agee, Chair of the Audit Committee, was previously a Certified Public Accountant, worked as Chief Accountant for a political sub-division for five and a half years and worked as Supervisor of Accounting for a large retail chain with responsibilities that included hiring, training, and supervision of accounting staff; preparation and analysis of 17 monthly financial statements and quarterly consolidated financial statements; budgeting, and internal auditing.

Mr. He, Chair of the Nominating and Corporate Governance Committee, has more than 15 years experience in accounting and finance and is an associate member of the Chinese Institute of Certificate Public Accounts.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition and Committees

Our board of directors is comprised of Xiangqian Li, Huanyu Mao, Chunzhi Zhang, Martha C. Agee and Jianjun He.

Chunzhi Zhang, Martha Agee and Jianjun He each serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. Our board of directors has determined that Martha Agee possesses the accounting or related financial management experience that qualifies her as financially sophisticated within the meaning of Rule 5605(c)(2)(A) of the NASDAQ Listing Rule and that she is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) compensation committee and (iii) nominating and corporate governance committee. Each of the three standing committees is comprised entirely of independent directors. From time to time, the board of directors may establish other committees.

Audit Committee

Our Audit Committee consists of three members: Martha C. Agee, Chunzhi Zhang and Jianjun He. Pursuant to the determination of our Board of Directors, Ms. Agee serves as the chair of the Audit Committee and as our Audit Committee financial expert as that term is defined by the applicable SEC rules. Each director who has served or is serving on our Audit Committee was or is “independent” as that term is defined under the NASDAQ listing rules for Audit Committee members at all times during their service on such Committee.

The Audit Committee, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act, oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The Audit Committee is responsible for, among other things:

  selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

  reviewing with our independent auditors any audit problems or difficulties and management’s response;

  reviewing and approving certain proposed related-party transactions, as defined in Item 404 of SEC Regulation S- K;

  discussing the annual audited financial statements with management and our independent auditors;

  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

  annually reviewing and reassessing the adequacy of our Audit Committee Charter;

  such other matters that are specifically delegated to our Audit Committee by our Board from time to time;

  meeting separately and periodically with management and our internal and independent auditors; and

  reporting regularly to the full Board.

Compensation Committee

Our Compensation Committee consists of three members: Martha C. Agee, Chunzhi Zhang and Jianjun He, with Mr. Zhang serving as chair. Each director who has served or is serving on our Compensation Committee was or is “independent” as that term is defined under the NASDAQ listing rules at all times during their service on such Committee.

Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer may not be present at any Committee meeting during which his compensation is deliberated. The Compensation Committee is permitted to delegate its authority in accordance with Nevada law unless prohibited by the Company’s Bylaws or the Compensation Committee Charter.

The Compensation Committee is responsible for, among other things:

  determining the compensation package for our executive officers (other than our Chief Executive Officer);

  reviewing and making recommendations to the Board with respect to the compensation of our directors and Chief Executive Officer;

  reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

  evaluating the performance of our Chief Executive Officer in light of those goals and objectives, and recommending the compensation level of our chief executive officer based on this evaluation;

  reviewing periodically and making recommendations to the Board regarding any long-term incentive compensation or equity plans, programs or similar arrangements; and

  reviewing and approving any employment agreements, retirement agreements, severance arrangements, change-in- control arrangements or special or supplemental employee benefits and any material amendments to the foregoing, applicable to executive officers, including the Chief Executive Officer.

The Compensation Committee may delegate all or a portion of its duties and responsibilities to a subcommittee of the Committee. The Compensation Committee also has the authority and sole discretion to retain compensation consultants as it deems necessary.

The Chief Executive Officer makes recommendations concerning the performance and compensation of the Company’s other executive officers. The Committee oversees these recommendations and makes final determinations as to the other executive officers’ compensation.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of three members: Martha C. Agee, Chunzhi Zhang and Jianjun He, with Mr. He serving as chair. Each director who has served or is serving on our Nominating and Corporate Governance Committee was or is “independent” as that term is defined under the NASDAQ listing standards at all times during their service on such Committee.

The Nominating and Corporate Governance Committee assists the Board in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Nominating and Corporate Governance Committee is responsible for, among other things:

  identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;

  reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, business experience, and specific areas of expertise;

  identifying and recommending to the Board the directors to serve as members of the Board’s committees;

  evaluating risk associated with management decisions and strategic direction and reporting concerns to the full Board;

  evaluating the performance of independent directors and making suggestions to the full Board concerning director qualifications and number of independent directors; and

  monitoring compliance with our Code of Business Ethics and Conduct.

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. During the fiscal year ended September 30, 2013, there were no amendments to or waivers of our Code of Business Ethics and Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on our Internet website at www.bak.com.cn or via a current report on Form 8-K. A current copy of our Code of Business Ethics and Conduct is posted on our Internet website at www.bak.com.cn.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our Common Stock must report their initial ownership of the Common Stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2013.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during fiscal years 2013 and 2012: Xiangqian Li, our Chief Executive Officer, President and Chairman, and Kenneth G. Broom, our former Chief Operating Officer resigned on January 31, 2013. No other executive officers received total compensation in excess of $100,000 in either fiscal year.

			Stock
			Awards	Option
Name and Principal Position	Year	Salary ($)(1)	($)(2)	Awards ($)(2)	Total ($)
Xiangqian Li, President, Chief Executive Officer	2013	38,776	-	-	38,776
	2012	37,957	-	-	37,957
Kenneth G. Broom, former Chief Operating Officer	2013	83,333	-	-	83,333
	2012	249,990	-	-	249,990

(1) The amounts reported in this table have been converted from Renminbi to U.S. dollars based on the average conversion rate between the U.S. dollar and Renminbi for the applicable fiscal year, or $1.00 to RMB 6.1894 (fiscal year 2013 exchange rate), $1.00 to RMB 6.3374 (fiscal year 2012 exchange rate), except with respect to the salary payments to Mr. Broom, which payments were in U.S. dollars.

(2) The amounts represented in the stock and option awards columns reflect the compensation expense recognized by the Company determined pursuant to SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”), as superseded by The FASB Accounting Standards CodificationTM (“ASC”), now included in ASC Topic 718 (“ASC 718”), and no forfeitures are assumed. The assumptions used to calculate the value of option and restricted stock awards are set forth under Note 17 of the Notes to Consolidated Financial Statements of this annual report.

Summary of Employment Agreements

The base salary shown in the Summary Compensation Table is described in each named executive officer’s respective employment agreement. The material terms of those employment agreements are summarized below.

With the exception of Mr. Broom, the named executive officers entered into the Company’s standard employment agreement. On December 20, 2006, Shenzhen BAK entered into a non-standard employment agreement with Mr. Broom in connection with his employment in Canada as Executive Vice President for BAK Canada Ltd. Mr. Broom’s employment agreement entitles him to a grant of 100,000 stock options, an allowance for monthly car expenses, and the cost of legal representation and indemnification for damages in the event Mr. Broom’s prior employer files any claims or demands against him relating to his employment with the Company. In the event the Company terminates Mr. Broom’s employment without cause prior to the expiration of the minimum two-year term of the agreement, he is entitled to a lump sum payment or salary continuation equal to the amount he would have received had no termination occurred. Neither the Company nor Mr. Broom has incurred any legal costs or damages relating to Mr. Broom’s former employment. The compensation terms of Mr. Broom’s agreement have not changed since his appointment as Chief Operating Officer of the Company.

Material Terms of Standard Employment Agreement. We entered into employment agreements with three-year initial terms with our named executive officers with standard employment agreements. We entered into the employment agreement with Mr. Li on June 30, 2012. Each of our standard employment agreements is automatically extended by a year at the expiration of the initial term and at the expiration of every one-year extension, until terminated in accordance with the termination provisions of the agreements, which are described below.

Our standard employment agreement permits us to terminate the executive’s employment for cause, at any time, without notice or remuneration, for certain acts of the executive, including but not limited to a conviction or plea of guilty to a felony, negligence or dishonesty to our detriment and failure to perform agreed duties after a reasonable opportunity to cure the failure. An executive may terminate his employment upon one month’s written notice if there is a material reduction in his authority, duties and responsibilities or if there is a material reduction in his annual salary before the next annual salary review. Furthermore, we may terminate the executive’s employment at any time without cause by giving one month’s advance written notice to the executive officer. If we terminate the executive’s employment without cause, the executive will be entitled to a termination payment of up to three months of his or her then base salary, approximately $2,530 to $9,489, depending on the length of such executive’s employment with us. Specifically, the executive will receive salary continuation for: (i) one month following a termination effective prior to the first anniversary of the effective date of the employment agreement; (ii) two months following a termination effective prior to the second anniversary of the effective date; and (iii) three months following a termination effective prior to or any time after the third anniversary of the effective date. The employment agreements provide that the executive will not participate in any severance plan, policy, or program of the Company.

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

  assume employment with or provide services as a director for any of our competitors, or engage in any business which is in direct or indirect competition with our business; or

  solicit the services of any of our employees.

Outstanding Equity Awards at Fiscal Year-End 2013

The following table sets forth the equity awards outstanding at September 30, 2013 for each of the named executive officers.

	Option Awards				Stock Awards
Market
	Number of	Number of			Number of	Value of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option		Stock That	Stock That
	Options (#)	Options (#)	Exercise Price	Option	Have Not	Have Not
Name	Exercisable	Unexercisable	($)	Expiration Date	Vested (#)	Vested ($)
Xiangqian Li (1)		-	-	-	20,000	46,400
Kenneth G. Broom (2)		-	-	-

*All information in and below this table gives retroactive effect to our one-for-five reverse stock split effected on October 26, 2012.

(1) Mr. Li was granted an option to purchase 216,000 shares of our common stock on May 29, 2008 under the Stock Option Plan. The option is subject to a three-year vesting schedule, with the first 1/12 vesting on the last day of the full fiscal quarter following the date of grant (September 30, 2008), and the remaining 11/12 vesting in eleven equal installments on the last day of each following fiscal quarter. The exercise price is $20.9. The option expires on May 28, 2013. Mr. Li was also granted 100,000 restricted shares of the Company’s common stock, par value $0.001, under the Stock Option Plan. The restricted stock is subject to a five-year vesting schedule. It vests in twenty equal quarterly installments on the first day of each fiscal quarter beginning on October 1, 2009.

(2) On June 25, 2007, Mr. Broom was granted an option to purchase 20,000 shares of Common Stock at a price of $16.34 per share. The option vests over four years. On January 28, 2008, Mr. Broom was granted an option to purchase 8,000 shares of Common Stock at a price of $21.5 per share. All of Mr. Broom’s options were terminated and cancelled upon Mr. Broom’s resignation from the Company on January 31, 2013.

Compensation of Directors

Under our Compensation Plan for Non-Employee Directors, or the Directors Plan, each eligible non-employee director of the Company may receive an annual retainer fee. Pursuant to the Directors Plan, the annual retainer fee under the Directors Plan is subject to adjustments determined by our Board from time to time. Each independent director is also eligible to be granted 5,000 restricted shares of our common stock for serving as a director.

In December 2010, our Board of Directors unanimously approved a change in the annual retainer fee for independent directors in accordance with the Directors Plan. Effective January 1, 2011, our independent directors will be paid an annual retainer fee of $45,000. As was previously our policy, the chair of the Audit Committee will continue to receive an additional $5,000 in recognition of the added responsibility of this position. In connection with this change, the Board unanimously determined that the independent directors will no longer receive an annual issuance of restricted shares under the Directors Plan. Each of the independent directors has waived all rights to such annual issuances, including with respect to 2,500 of the shares that were to be issued to each of the independent directors during calendar year 2011 in connection with their grants on July 1, 2010.

Effective October 1, 2012, our independent directors will be paid an annual retainer fee of $61,000. The chair of the Audit Committee will receive an additional $9,000 in recognition of the added responsibility of this position.

In June 2013, due to the current financial situation of the Company, the independent directors agreed to reduce their annual retainer fee to $20,000, effective from the quarter ended June 30, 2013.

The following table sets forth the total compensation earned by our non-employee directors during our fiscal year ended September 30, 2013:

	Fees Earned or
Name	Paid in Cash ($)	Stock Awards ($)	Total ($)
Charlene Spoede Budd (resigned on February 27, 2013)	35,000	-	35,000
Chunzhi Zhang	40,500	-	40,500
Martha C. Agee	40,500	-	40,500
Jonathan Christopher Paugh (appointed on August 6, 2013 and resigned on October 3, 2013)	-	-	-

We do not maintain a medical, dental or retirement benefits plan for the directors.

We have not compensated, and will not compensate, our non-independent directors, Mr. Xiangqian Li and Dr. Huanyu Mao, for serving as our directors, although they are entitled to reimbursements for reasonable expenses incurred in connection with attending our board meetings.

The directors may determine remuneration to be paid to the directors with interested members of the Board refraining from voting. The Compensation Committee will assist the directors in reviewing and approving the compensation structure for the directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on January 24, 2014 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

Names of Management and Names and Addresses	Amount and Nature of
of Certain Beneficial Owners (1)	Beneficial Ownership (1)
	Number (2)	Percent (3)
Xiangqian Li (4)
c/o China BAK Battery, Inc.
BAK Industrial Park
No. 1 BAK Street
Kuichong Town, Longgang District
Shenzhen 518119, People’s Republic of China	3,900,778	31.0%
Huanyu Mao (5)	69,961	*
Chunzhi Zhang (6)	3,500	*
Martha C. Agee	-	*
Jianjun He	-	*
All executive officers and directors as a group (5 persons)	3,974,239	31.5.%

* Denotes less than 1% of the outstanding shares of Common Stock.

**	All information in and below this table gives retroactive effect to our one-for-five reverse stock split effected on October 26, 2012.

(1)

The number of shares beneficially owned is determined under Securities and Exchange Commission (“SEC”) rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the Reference Date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2)

Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of Common Stock listed as owned by that person or entity.

(3)

A total of 12,619,597 shares of Common Stock are considered to be outstanding on the Reference Date. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

(4)

Including 100,000 restricted shares of the Common Stock granted under the Stock Option Plan on June 22, 2009, which restricted stock is subject to a five-year vesting schedule. It vests in twenty equal quarterly installments on the first day of each fiscal quarter beginning on October 1, 2009.

(5)	Including an option granted on April 8, 2010 to purchase 20,000 shares of Common Stock, at a price of $12.15 per share, which option vests over two years.

(6)

On June 25, 2007, Mr. Zhang was granted 1,000 shares of restricted Common Stock. On August 6, 2008, Mr. Zhang was granted an additional 1,000 shares of restricted Common Stock on the same terms as those governing the June 25, 2007 grant. On June 26, 2009, Mr. Zhang was granted an additional 1,000 shares of restricted Common Stock, on the same terms as those governing the June 25, 2007 and August 6, 2008 grants. On July 1, 2010, Mr. Zhang was granted an additional 1,000 shares of restricted Common Stock on the same terms as those governing the June 25, 2007, August 6, 2008, and June 26, 2009 grants. On January 19, 2011, Mr. Zhang waived the receipt of 500 shares of the July 1, 2010 grant in consideration of an additional quarterly payment by the Company of $6,250 on or about January 6, 2011 pursuant to the increase, effective January 1, 2011, of each of the directors’ annual retainer fee under the Company’s Stock Option Plan by $25,000 in lieu of each director’s receipt of restricted shares under the Stock Option Plan.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	156,560	$13.8	222,401	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	156,560	$13.8	222,401	(1)

*All information in and below this table gives retroactive effect to our one-for-five reverse stock split effected on October 26, 2012.

(1) Includes 86,500 shares of restricted stock that were available for future issuance under our Compensation Plan for Non-Employee Directors and 135,901 shares of restricted stock that were available for future issuance under our Stock Option Plan, as of September 30, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

We have several outstanding credit facilities and lines of credit primarily from (i) Agricultural Bank of China, (ii) Bank of China, (iii) Bank of Dalian, (iv) Ping An Bank and (v) China CITIC Bank, the proceeds of which were used primarily to fund the operations of our manufacturing facilities located at the BAK Industrial Park in Shenzhen and Tianjin and for general working capital requirements. As of September 30, 2013, we had short-term bank loans of $151.4 million, and bills payable of $41.4 million. The short-term loans bore interest rates ranging from 4.4% to 15.0% per annum, and had maturity dates ranging from two to six months. The loans are guaranteed by BAK International, BAK Tianjin, Shenzhen BAK, Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”), common shareholder and director of the Company, Mr. Xiangqian Li, our CEO, and Ms. Xiaoqiu Yu, the wife of our CEO, who did not receive and are not entitled to receive any consideration for acting as a guarantor. We are not independently obligated to indemnify any of those guarantors for any amounts paid by them pursuant to any guarantee.

On December 28, 2011, Shenzhen BAK entered into a loan agreement with Shenzhen BAK Haoze Investment Co., Ltd. (“Shenzhen Haoze”), under which Shenzhen Haoze extended a loan in an amount RMB1,750,000 ($278,410) to Shenzhen BAK as working capital, which loan is non-interest bearing and unsecured. The loan matures on December 27, 2013. Shenzhen Haoze is a company established in China and mainly engages in the business of industry investment and investment consultation. Approximately 96 percent of equity interest in Shenzhen Haoze is currently owned by Mr. Xiangqian Li. As of September 30, 2013, Shenzhen BAK had paid off the above loan.

On July 2, 2012, Shenzhen BAK entered into a loan agreement with Tianjin BAK New Energy Research Institute Co., Ltd. (“Tianjin New Energy”), under which Tianjin New Energy extended a loan in an amount of RMB10,000,000 ($1,590,913) to Shenzhen BAK as working capital, which loan is non-interest bearing and unsecured. The loan matures on July 11, 2014. As of September 30, 2013, Shenzhen BAK had paid off the rest of the above loans. Approximately 59 percent of equity interest in Tianjin New Energy is currently owned by Mr. Li. Tianjin New Energy is a company established in China and mainly engages in the business of researching, developing and selling new energy related materials. It is not engaged in the business that competes with the Company and did not have any transactions with the Company except for the guarantee relationship between them and short-term advances explained herewith.

On March 24, 2011, Shenzhen BAK entered into a guarantee agreement with Jilin Province Trust & Investment Co., Ltd. (“Jilin Trust & Investment”), under which Shenzhen BAK agreed to guarantee a loan of Tianjin New Energy, in a total amount of RMB 50,700,000 (approximately $8.1 million) that it borrowed from Jilin Trust & Investment. In addition, Mr. Li and his wife entered into a guarantee agreement with Jilin Trust & Investment under which they pledged all of their personal assets to Jilin Trust & Investment to provide unlimited liability guarantees for the loan. As of September 30, 2013, Tianjin New Energy has paid off the above loans and the guarantee upon the loan had been terminated accordingly.

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

On October 15, 2012, Shenzhen BAK also entered into guarantee agreements with Bank of Dalian, under which Shenzhen BAK agreed to guarantee the banking facilities of Tianjin New Energy in a total amount of RMB10,000,000 (approximately $1.6 million) that it borrowed from Bank of Dalian. In addition, Mr. Li, and Ms. Yu entered into a guarantee agreement with Bank of Dalian and assumes joint and several liabilities to guarantee the loan.

On July 11, 2013, Shenzhen BAK executed a new guarantee agreement with Bank of Dalian with the same terms and conditions to guarantee the above loans of RMB30 million (approximately $4.9 million) for a period from July 11, 2013 to July 10, 2016. This new guarantee agreement supersedes the above two guarantee agreements.

On October 15, 2012, Shenzhen BAK entered into a loan agreement with Tianjin New Energy, under which Tianjin New Energy extended a loan in an amount of RMB8,600,000 ($1,368,185) to Shenzhen BAK as working capital, which loan is non-interest bearing, unsecured and repayable on demand. As of October 15, 2012, the total amount of non-interest loans between Shenzhen BAK and Tianjin New Energy was RMB11,838,794 ($1,899,891). As of September 30, 2013, Shenzhen BAK had paid off this loan.

As of September 30, 2013, Shenzhen BAK and Tianjin BAK advanced to Tianjin New Energy an aggregate amount of $885,052, which was interest-free, unsecured and repayable on demand.

Shenzhen BAK believes that Tianjin New Energy owns sufficient assets, including buildings measuring 24,000 square meters and land use rights over a parcel of land of 233,450 square meters, to repay the above RMB 30,000,000 loans to Bank of Dalian without incurring Shenzhen BAK’s guarantor liability.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Chunzhi Zhang, Martha C. Agee and Jianjun He each serves on our board of directors as an “independent director “as defined by Rule 5605(a)(2) of the NASDAQ Listing Rule.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

Audit Fees

PKF has billed us $234,500 and $143,000, in the aggregate, for the fiscal years ended September 30, 2012 and 2013, respectively for professional services rendered to audit our annual financial statements, and to review the interim financial statements included in our quarterly reports on Form 10-Q filed during fiscal year 2012.

Crowe Horwath (HK) CPA Limited (“Crowe Horwath”) has billed us nil and $102,000 in the aggregate for the fiscal years ended September 30, 2012 and 2013, respectively for professional services rendered for the audit of our fiscal year 2013 annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q and assistance with the Securities Act filings.

Audit-Related Fees

PKF billed us $11,128 and nil, in the aggregate, for providing consent related to our annual report on Form 10-K filed during the fiscal years ended September 30, 2012 and 2013, respectively.

We did not engage Crowe Horwath to provide assurance or related services during the last two fiscal years.

Tax Fees

We did not engage our principal accountants to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditor must be approved by the Audit Committee in advance, except non-audit services (other than review and attestation services) if such services fall within exceptions established by the SEC. The Audit Committee will pre-approve any permissible non-audit services to be provided by the Company’s independent auditors on behalf of the Company that do not fall within any exception to the pre-approval requirements established by the SEC. The Audit Committee may delegate to one or more members the authority to pre-approve permissible non-audit services, but any such delegate or delegates must present their pre-approval decisions to the Audit Committee at its next meeting. All of our accountants’ services described above were pre-approved by the Audit Committee or by one or more members under the delegate authority described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2014

CHINA BAK BATTERY, INC.

By:	/s/ Xiangqian Li
Xiangqian Li
Chief Executive Officer and Interim Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangqian Li	Chairman, Chief Executive Officer and Interim Chief Financial Officer	January 27, 2014
Xiangqian Li	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Huanyu Mao	Director	January 27, 2014
Huanyu Mao

/s/ Chunzhi Zhang	Director	January 27, 2014
Chunzhi Zhang

/s/ Martha C. Agee	Director	January 27, 2014
Martha C. Agee

/s/ Jianjun He	Director	January 27, 2014
Jianjun He

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certifications of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith