Form 10-Q
period 2013-12-31
CHINA BAK BATTERY INC
filed 2014-02-19
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 14, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,619,597

CHINA BAK BATTERY, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	13

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.	15
Item 1A.	Risk Factors.	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15
Item 3.	Defaults Upon Senior Securities.	15
Item 4.	Mine Safety Disclosures.	15
Item 5.	Other Information.	15
Item 6.	Exhibits.	15

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

Contents	Page(s)
Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2013 (unaudited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended Decmeber 31, 2013 and 2012 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended December 31, 2013 and 2012 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6-F-36

China BAK Battery, Inc. and subsidiaries
Condensed consolidated balance sheets
As of September 30, 2013 and December 31, 2013
(In US$)

		September 30,	December 31,
	Note	2013	2013
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$13,998,626	$9,977,394
Pledged deposits	2	8,137,687	25,501,653
Trade accounts receivable, net	3	49,875,701	43,849,298
Inventories	4	57,275,187	49,197,739
Prepayments and other receivables	5	17,765,844	16,637,935
Prepaid land use right, current portion	7	736,334	744,495

Total current assets		147,789,379	145,908,514

Property, plant and equipment, net	6,17	170,152,158	174,733,702
Prepaid land use rights, net	7	21,932,759	22,040,312
Intangible assets, net	8	730,884	689,908

Total assets		$340,605,180	$343,372,436
Liabilities
Current liabilities
Short-term bank loans	9	$151,404,677	$153,054,397
Accounts and bills payable		124,507,846	102,481,803
Accrued expenses and other payables	10	75,962,761	102,914,987

Total current liabilities		351,875,284	358,451,187

Deferred revenue	11	7,560,386	7,556,594
Other long-term payables	12	22,946,463	24,103,456
Rental deposits	6(ii)	715,398	1,109,950
Deferred tax liabilities	13(b)	779,814	788,458

Total liabilities		383,877,345	392,009,645

Commitments and contingencies	17

Shareholders’ equity
Common stock $0.001 par value; 20,000,000 authorized; 12,763,803 issued and 12,619,597 outstanding		12,763	12,763
Donated shares		14,101,689	14,101,689
Additional paid-in capital		127,349,617	127,393,638
Statutory reserves		7,786,157	7,786,157
Accumulated deficit		(226,366,718)	(231,648,760)
Accumulated other comprehensive income		37,910,937	37,783,914
		(39,205,555)	(44,570,599)
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		(43,272,165)	(48,637,209)

Total liabilities and shareholders’ equity		$340,605,180	$343,372,436

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive loss
For the three months ended December 31, 2012 and 2013
(Unaudited)
(In US$ except for number of shares)

		Three months ended December 31,
	Note	2012	2013
Net revenues
Manufacture of batteries		$63,732,361	$41,205,646
Property lease and management		-	1,164,831
	19	63,732,361	42,370,477
Cost of revenues
Manufacture of batteries		(67,971,371)	(38,559,570)
Property lease and management		-	(309,021)
		(67,971,371)	(38,868,591)
Gross (loss)/ profit	19	(4,239,010)	3,501,886
Operating expenses:
Research and development expenses		(1,545,036)	(1,284,446)
Sales and marketing expenses		(2,188,015)	(1,452,964)
General and administrative expenses		(3,767,086)	(4,206,179)
(Provision for) recovery of doubtful accounts		(6,200,065)	1,556,922
Total operating expenses		(13,700,202)	(5,386,667)
Operating loss		(17,939,212)	(1,884,781)
Finance costs, net		(2,734,119)	(3,893,077)
Government grant income		18,242	32,672
Loss arising from loan guarantees		(7,360,706)	-
Other (expenses) income		(117,948)	479,618
Loss before income taxes		(28,133,743)	(5,265,568)
Provision for income tax	13	(32,006)	(16,474)
Net loss		$(28,165,749)	$(5,282,042)
Other comprehensive income
- Foreign currency translation adjustment		931,440	(127,023)
Comprehensive loss		$(27,234,309)	$(5,409,065)

Weighted average number of ordinary shares:	15
- Basic		12,619,597	12,619,597
- Diluted		12,619,597	12,619,597
Net loss per share:	15
- Basic		$(2.23)	$(0.42)
- Diluted		$(2.23)	$(0.42)

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the three months ended December 31, 2012 and 2013
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock			Additional			other	Treasury shares		Total
	Number of		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	shares	Amount	shares	capital	reserves	deficit	Income	of shares	Amount	equity
Balance as of October 1, 2012	12,763,269	$12,763	$14,101,689	$126,990,611	$7,786,157	$(110,358,489)	$37,329,450	(144,206)	$(4,066,610)	$71,795,571

Net loss	-	-	-	-	-	(28,165,749)	-	-	-	(28,165,749)

Share-based compensation for employee stock awards	-	-	-	121,046	-	-	-	-	-	121,046

Rounding difference on reverse stock split	534	-	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	931,440	-	-	931,440

Balance as of December 31, 2012	12,763,803	$12,763	$14,101,689	$127,111,657	$7,786,157	$(138,524,238)	$38,260,890	(144,206)	$(4,066,610)	$44,682,308

Balance as of October 1, 2013	12,763,803	$12,763	$14,101,689	$127,349,617	$7,786,157	$(226,366,718)	$37,910,937	(144,206)	$(4,066,610)	$(43,272,165)

Net loss	-	-	-	-	-	(5,282,042)	-	-	-	(5,282,042)

Share-based compensation for employee stock awards	-	-	-	44,021	-	-	-	-	-	44,021

Foreign currency translation adjustment	-	-	-	-	-	-	(127,023)	-	-	(127,023)

Balance as of December 31, 2013	12,763,803	$12,763	$14,101,689	$127,393,638	$7,786,157	$(231,648,760)	$37,783,914	(144,206)	$(4,066,610)	$(48,637,209)

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the three months ended December 31, 2012 and 2013
(Unaudited)
(In US$)

	Three months ended December 31,
	2012	2013
Cash flows from operating activities
Net loss	$(28,165,749)	$(5,282,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,136,373	2,752,209
Provision for (reversal of) doubtful debts	6,200,065	(1,556,922)
Write-down of inventories	19,275,145	4,638,420
Loss arising from loan guarantee	7,360,706	-
Share-based compensation	121,046	44,021
Deferred revenue	(84,849)	(87,059)
Exchange loss (gain)	198,290	(68,386)
Changes in operating assets and liabilities:
Trade accounts receivable	11,969,900	8,123,504
Inventories	(13,923,003)	4,025,943
Prepayments and other receivables	(577,170)	914,532
Accounts and bills payable	(7,737,665)	(22,955,274)
Accrued expenses and other payables	6,139,621	3,412,425
Other long term payables	-	886,966
Receipt of rental deposits	-	384,293
Net cash provided by (used in) operating activities	5,912,710	(4,767,370)

Cash flows from investing activities
Decrease (increase) in pledged deposits	617,736	(17,169,687)
Purchases of property, plant and equipment	(10,407,244)	(3,403,048)
Purchases of intangible assets	(155,112)	-
Repayment from advance to unrelated third parties	-	683,082
Net cash used in investing activities	(9,944,620)	(19,889,653)

Cash flows from financing activities
Proceeds from borrowings	36,812,185	30,473,439
Repayment of borrowings	(33,702,852)	(30,501,653)
Loans from related parties	862,854	-
Borrowings from unrelated parties	-	33,001,133
Repayment of borrowings from unrelated parties	-	(12,478,041)
Net cash provided by financing activities	3,972,187	20,494,878

Effect of exchange rate changes on cash and cash equivalents	77,183	140,913
Net increase (decrease) in cash and cash equivalents	17,460	(4,021,232)
Cash and cash equivalents at the beginning of period	9,271,633	13,998,626
Cash and cash equivalents at the end of period	$9,289,093	$9,977,394
Cash paid during the period for:
Income taxes	$-	$16,474
Interest, net of amounts capitalized	$2,471,858	$1,943,438

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013
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

Basis of Presentation and Organization

As of December 31, 2013, the Company’s subsidiaries consisted of: i) BAK International Limited (“BAK International”), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (“Shenzhen BAK”), a wholly owned limited liability company established on August 3, 2001 in the People’s Republic of China (“PRC”); iii) China BAK Asia Holdings Limited, a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; iv) BAK Battery (Shenzhen) Co., Ltd. (“BAK Battery (SZ)”), a wholly owned limited liability company established on August 15, 2005 in the PRC as BAK Electronics (Shenzhen) Co., Ltd., which changed its name to BAK Battery (Shenzhen) Co., Ltd. on March 5, 2013; v) BAK International (Tianjin) Ltd. (“BAK Tianjin”), a wholly owned limited liability company established on December 12, 2006 in the PRC; vi) Dalian BAK Trading Co., Ltd. (“BAK Dalian”), a wholly owned limited company established on August 14, 2013 in the PRC; vii) Dalian BAK Power Battery Co., Ltd. (“Dalian BAK Power”), a wholly owned limited company established on December 27, 2013; (viii) BAK Battery Canada Ltd. (“BAK Canada”), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006. The Company decided to dissolve BAK Canada due to the financial difficulties and filed for bankruptcy on March 28, 2013. As of December 31, 2013, BAK Canada still has not yet been dissolved; ix) BAK Europe GmbH (“BAK Europe”), a wholly owned limited liability company established in Germany on November 28, 2007; and x) BAK Telecom India Private Limited (“BAK India”), a wholly owned limited liability company established in India on August 14, 2008. As of December 31, 2013, BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
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

Dalian BAK Power was established on December 27, 2013 as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000 (Note 17(i)). Pursuant to Dalian BAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute $6,000,000 to Dalian BAK Power as capital (representing 20% of Dalian BAK Power’s registered capital) on or before March 26, 2014 (Note 17(i)).

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
For the three months ended December 31, 2012 and 2013 (continued)
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
For the three months ended December 31, 2012 and 2013 (continued)
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
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of December 31, 2013 amounted to 73,749 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

Pursuant to the Li Settlement Agreement, the 2008 Settlement Agreements and upon the release of the 217,955 escrow shares relating to the fiscal year 2006 performance threshold to the relevant investors, neither Mr. Li or the Company have any obligations to the investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

As of December 31, 2013, the Company has not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

As the Company has transferred the 217,955 shares related to the 2006 performance threshold to the relevant investors in fiscal year 2007 and the Company also has transferred 73,749 shares relating to the 2005 performance threshold to the investors who had entered the “2008 Settlement Agreements” with us in fiscal year 2008, pursuant to “Li Settlement Agreement” and “2008 Settlement Agreements”, neither Mr. Li nor the Company has not had any remaining obligations to those related investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

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

The Company’s condensed consolidated financial statements have been prepared under US GAAP.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of December 31, 2013, which was derived from the Company’s audited financial statements, and (b) the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company for the year ended September 30, 2013.

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

The Company has net liabilities, a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior periods and significant short-term debt obligations maturing in less than one year as of December 31, 2013. The Company has been suffering severe cash flow deficiencies. The Company defaulted on repayment of loans from Bank of China due in August 2013. Upon request of Bank of China, Shenzhen Municipal Intermediate Court has ordered to freeze all of the Company's properties in Shenzhen BAK Industrial Park and Tianjin Industrial Park Zone near the end of fiscal year 2013 whereby the Company could not transfer these assets or pledge these assets for any other borrowings. In order to extend the bank loans to various due dates until May 2014, the Company was required to pledge 100% equity of Shenzhen BAK and almost all of its assets in Shenzhen and Tianjin, including land use rights and property rights, equipment, accounts receivable and inventories. The Company repaid the loans to Bank of China and the order was released on January 13, 2014. As of December 31, 2013, the Company had access to $154.2 million in short-term credit facilities and $38.2 million in other lines of credit, of which $153.1 million of bank loans and $36.7 million of bills payable were utilized. These factors raise substantial doubts about the Company's ability to continue as a going concern.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
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

Up to December 31, 2013, the Company had received:-
-

$13.2 million (RMB80 million) from Mr Jinghui Wang, the sole shareholder of the potential buyer of BAK International(Note 10(d)). Mr Wang had agreed to lend the Company the aggregate amount of $61.1 million (RMB370 million) which is secured by the Company’s 100% equity interest in BAK International and guaranteed by BAK International and the Company, bearing interest at 20% per annum and repayable by March 31, 2014. The Company received further amounts of $47.9 million (RMB290 million) pursuant to this loan agreement and $24.8 million (RMB150 million) from Mr Jinghui Wang in January 2014.

-

$8.3 million (RMB50 million) from Tianjin Zhantuo, the potential buyer of the Company’s Tianjin campus land use right properties. Prior to the completion of the transaction, Tianjin Zhantuo agreed to provide loan financing to the Company to the extent of $21.5 million (RMB130 million) to help the Company repay the bank loans upon maturities. On November 20, 2013, the Company and Tianjin Zhantuo signed a loan agreement relating to the first installment of such loan in the amount of $8.3 million (RMB50 million), which is interest-free, secured by the other receivable due from Tianjin Zhantuo amounting $6.6 million (RMB39.7 million) and repayable on demand. On the same date, the Company received this loan from Tianjin Zhantuo and repaid the relevant matured bank loans of $8.3 million (RMB50 million) (Note 10(e)). The Company received further amounts of $11.4 million (RMB69.5 million) from Tianjin Zhantuo in January 2014 (Note 20).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

Up to the date of these financial statements, the Company repaid bank loans of $98.4 million (RMB595.6 million). The Company is in negotiation with the potential buyers about contract terms and clauses.

After the disposal of these assets, the Company will retain BAK Asia and its subsidiaries, BAK Dalian and Dalian BAK Power. It is the Company's understanding that the Dalian government will grant certain government subsidies to it, including but not limited to land use rights at a favorable price. As of December 31, 2013, the Company received an advance of $24.8 million (RMB150 million) from the Management Committee of Dalian Economic Zone to finance the Company's removal of operating assets from Tianjin to Dalian (Note 12). The Company is in the process of building a new manufacturing site in Dalian with all the operating assets, primarily machinery and equipment, moved from BAK Tianjin, while retaining its customers, employees, patents and technologies. BAK Dalian will focus on the new energy high power battery business, for use in electric vehicle, light electric vehicles and other high power applications. The Company believes with the significant reduction of liabilities and disposal of its traditional low margin battery business, it can continue as a going concern and return to profitability.

It is expected that after the restructuring mentioned above, China BAK will continue to be a US listing company with a low level of liabilities.

The condensed consolidated financial statements for the three months ended December 31, 2013 have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to the Company's ability to continue as a going concern.

Reclassification

Given the magnitude of provision for doubtful accounts of $6,200,065, it was separately presented on the face of income statement for the quarter ended December 31, 2012, instead of presented as part of general and administrative expenses of $9,967,151.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (continued)

Recently Issued Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The, guidance should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the guidance, it should apply the guidance as of the beginning of the entity’s fiscal year of adoption. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated results of operations and financial condition.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

2. Pledged Deposits

Pledged deposits as of September 30, 2013 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2013	2013
Pledged deposits with banks for:
Advances from an unrelated third party (Note 10(b))	$2,450,540	$2,477,701
Short-term bank loans (Note 9)	-	10,571,522
Bills payable	5,687,147	12,452,430
	$8,137,687	$25,501,653

3. Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2013 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2013	2013
Trade accounts receivable	$61,706,474	$59,416,661
Less: Allowance for doubtful accounts	(17,734,802)	(16,357,311)
	43,971,672	43,059,350
Bills receivable	5,904,029	789,948
	$49,875,701	$43,849,298

An analysis of the allowance for doubtful accounts is as follows:

Three months ended
December 31, 2013
Balance at beginning of the period	$17,734,802
Current period provision	979,493
Reversal for the period:-
Recoveries by cash	(1,647,965)
Recoveries by return of products from customers	(896,114)
Credited to consolidated statements of operations	(1,564,586)
Foreign exchange adjustment	187,095
Balance at end of the period	$16,357,311

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

4. Inventories

Inventories as of September 30, 2013 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2013	2013
Raw materials	$9,732,211	$8,480,767
Work-in-progress	9,220,019	8,500,395
Finished goods	38,322,957	32,216,577
	$57,275,187	$49,197,739

During the three months ended December 31, 2012 and 2013, write-down of obsolete inventories to lower of cost or market of $19,275,145 and $4,638,420, respectively, were charged to cost of revenues.

5. Prepayments and Other Receivables

		September 30,	December 31,
	Note	2013	2013
Prepayments for raw materials and others		$3,466,177	$1,763,403
Staff advances for the operating purpose		701,923	1,008,053
Prepaid operating expenses		292,049	191,770
Advances to unrelated third parties	(a)	1,169,798	495,540
Advance to a related party	(b)	885,052	894,861
Consideration receivable	(c)	6,483,507	6,555,367
Net assets of BAK Canada held by trustee	(d)	1,043,833	1,348,600
Value added tax recoverable		4,295,390	4,397,258
Rental receivable from the Research and Development Test Centre		37,239	751,781
Others		1,371,790	1,241,882
		19,746,758	18,648,515
Less: Allowance for doubtful accounts		(1,980,914)	(2,010,580)
		$17,765,844	$16,637,935

(a)	Advances to unrelated third parties were interest-free, unsecured and repayable on demand.
(b)

As of September 30 and December 31, 2013, the Company advanced to Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”), a related party under the common control of Mr. Xiangqian Li (“Mr. Li”), the Company's CEO, an amount of $885,052 and $894,861 respectively which were interest-free, unsecured and repayable on demand.

(c)

On August 27, 2013, the Company completed the equity transfer of Tianjin Meicai to Tianjin Zhantuo International Trading Co., Ltd. (“Tianjin Zhantuo”), an unrelated third party. As of September 30, 2013 and December 31, 2013, the consideration receivable remained at RMB39.7 million, equivalent to $6,483,507 and $6,555,367, respectively. The amount was interest-free, repayable on September 26, 2013 (30 days upon completion) and pledged against advances from Tianjin Zhantuo (Note 10(e)).

(d)	BAK Canada filed for bankruptcy on March 28, 2013. As of September 30, 2013 and December 31, 2013, its net assets were held under the custody of its trustee.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

5. Prepayments and Other Receivables (continued)

An analysis of the allowance for doubtful accounts is as follows:

Three months ended
December 31, 2013
Balance at beginning of the period	$1,980,914
Provision for the period	7,664
Foreign exchange adjustment	22,002
Balance at end of the period	$2,010,580

6. Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2013 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2013	2013
Buildings	$152,128,751	$157,266,353
Machinery and equipment	125,617,004	126,226,956
Office equipment	2,520,480	2,936,618
Motor vehicles	1,722,492	1,782,062
	281,988,727	288,211,989
Accumulated depreciation	(123,715,978)	(127,671,824)
Construction in progress	11,321,396	11,850,816
Prepayment for acquisition of property, plant and equipment	558,013	2,342,721
Carrying amount	$170,152,158	$174,733,702

(i)	Depreciation expense for the three months ended December 31, 2012 and 2013 is included in the condensed consolidated statements of operations as follows:

	Three months ended December 31,
	2012	2013
Cost of revenues	$3,941,806	$1,574,651
Research and development expenses	136,717	115,511
Sales and marketing expenses	32,582	28,776
General and administrative expenses	806,665	849,766
	$4,917,770	$2,568,704

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

6. Property, Plant and Equipment, net (continued)

(ii)

The Company's Research and Development Test Centre in Shenzhen was completed in July 2013. The Company leased out a substantial part of the Research and Development Test Centre to third party tenants, for a period from three to ten years, and recognized rental income of $1.2 million for the three months ended December 31, 2013. As of September 30, 2013 and December 31, 2013, the Company had also received $715,398 and $1,109,950, respectively in rental deposits from its tenants.

The following schedule provides an analysis of the Company's investment in property on operating leases by major classes as of December 31, 2013:

Buildings	$45,816,029
Less: Accumulated depreciation	(310,894)
$45,505,135

The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 2013. Year ending September 30,

2014	$4,314,481
2015	5,752,641
2016	5,740,618
2017	5,509,647
2018	5,113,120
Later years	7,067,278
$33,497,785

(iii)	Construction in Progress

Construction in progress as of September 30, 2013 and December 31, 2013 was mainly comprised of capital expenditures for the automation production line of BAK Tianjin.

For the three months ended December 31, 2012 and 2013, the Company capitalized interest of $709,860 and $233,080 respectively to the cost of construction in progress.

(iv)	Impairment charge

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no further impairment of its property, plant and equipment for the quarters ended December 31, 2012 and 2013.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

7. Prepaid Land Use Rights, net

Prepaid land use rights as of September 30, 2013 and December 31, 2013 consisted of the followings:

	September 30,	December 31,
	2013	2013
Prepaid land use rights	$26,531,009	$26,825,067
Accumulated amortization	(3,861,916)	(4,040,260)
	$22,669,093	$22,784,807
Less: Classified as current assets	(736,334)	(744,495)
	$21,932,759	$22,040,312

Amortization expenses of the prepaid land use rights were $185,935 and $134,723 for the three months ended December 31, 2012 and 2013, respectively.

8. Intangible Assets, net

Intangible assets as of September 30, 2013 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2013	2013
Trademarks, computer software and technology	$1,430,756	$1,446,614
Less: Accumulated amortization	(699,872)	(756,706)
	$730,884	$689,908

Intangible assets represent the trademarks, computer software and technology used for battery production and research.

Amortization expenses were $32,668 and $48,782 for the three months ended December 31, 2012 and 2013, respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

9. Short-term Bank Loans

As of September 30, 2013 and December 31, 2013, the Company had several short-term bank loans with aggregate outstanding balances of $151,404,677 and $153,054,397, respectively. The loans were primarily obtained for general working capital, carried at interest rates ranging from 5.88% to 15.00% per annum, and had maturity dates ranging from 1 to 6 months. The loans are guaranteed by Mr. Li, the Company's CEO, Ms. Xiaoqiu Yu, the wife of the CEO and the loans from Bank of China are pledged by 100% shares of Shenzhen BAK. These facilities were also secured by the Company's assets with the following carrying values:

	September 30,	December 31,
	2013	2013
Pledged deposits	$-	$10,571,522
Inventories	24,505,399	16,518,005
Accounts receivables, net	31,392,774	29,890,460
Machinery and equipment, net	12,211,038	10,615,877
Land use rights, buildings and construction in progress of BAK Industrial Park	87,763,440	87,816,457
Land use rights and buildings of Research and Development Test Centre	43,143,525	46,740,430
Land use rights #1 and buildings of Tianjin Industrial Park Zone	17,857,940	17,867,961
	$216,874,116	$220,020,712

During the three months ended December 31, 2012 and 2013, interest expenses of $3,196,933 and $2,746,369, respectively, was incurred on the Company's short-term bank borrowings.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

10. Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2013 and December 31, 2013 consisted of the following:

		September 30,	December 31,
	Note	2013	2013
Advances from unrelated third parties
- Shenzhen Huo Huang Import & Export Co., Ltd.	(a)	$24,160,595	$24,428,380
- Gold State Securities Limited	(b)	2,450,540	2,477,701
- Shenzhen Wellgain Industrial Co., Ltd.	(c)	816,847	-
- Mr. Jinghui Wang	(d)	-	13,214,404
- Tianjin Zhantuo International Trading Co., Ltd	(e)	-	8,259,002
- Shenzhen De Dao Trading Co., Ltd. (former supplier of the Company)		816,847	825,900
- Others		37,493	37,909
		28,282,322	49,243,296
Construction costs payable		5,894,919	8,571,823
Equipment purchase payable		5,359,816	4,837,324
Customer deposits		2,038,387	2,131,035
Other payables and accruals	(g)	5,400,459	6,192,331
Accrued loan interest	(h)	246,027	2,609,880
Accrued staff costs		3,869,318	4,182,120
Other long-term payables, current portion (Note 12)		24,525,004	24,796,828
Deferred revenue, current portion		346,509	350,350
		$75,962,761	$102,914,987

As of September 30, 2013 and December 31, 2013, the Company had advances from unrelated parties of $28,282,322 and $49,243,296, respectively, all of which are unsecured, non- interest bearing and repayable on demand except for:

(a)	A loan from Shenzhen Huo Huang Import & Export Co., Ltd. (Huo Huang) bears interest at 18% per annum;
(b)

A loan from Gold State Securities Limited which bears interest at 2.31% per annum, secured by fixed deposits of the same amount plus interest placed with a bank (Note 2) and guaranteed by Mr. Xiangqian Li;

(c)

A loan of $3,267,387 (RMB20 million) from Shenzhen Wellgain Industrial Co., Ltd. which was interest bearing at 0.5% per month and repayable by July 9, 2013 , guaranteed by Mr. Xiangqian Li and Mr. Chunzhi Zhang. The Company repaid principal of $2,450,540 and default interest of $201,958 prior to September 30, 2013, and repaid the remaining balance of $816,847 on October 21, 2013;

(d)

On December 17, 2013, the Company entered into a loan agreement with Mr. Jinghui Wang, the sole shareholder of potential buyer of BAK International whereby Mr. Wang agreed to lend the Company in the aggregate amount of $61.1 million (RMB370 million) which is secured by the Company’s 100% equity interest in BAK International and guaranteed by BAK International and the Company, bearing interest at 20% per annum and repayable by March 31, 2014. The Company received $13,214,404 (RMB80 million) pursuant to this loan agreement as of December 31, 2013 (Note 1);

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

10. Accrued Expenses and Other Payables (Continued)

(e)

On November 18, 2013, the Company entered a Memorandum of Understanding agreement with Tianjin Zhantuo. Pursuant to the agreement, the Company is planning to sell its Tianjin campus land use right and properties at RMB150 million (approximately $24.5 million) to Tianjin Zhantuo. Prior to the completion of the transaction, Tianjin Zhantuo agreed to provide loan financing to the Company to the extent of $21.2 million (RMB130 million) to help the Company repay the bank loans upon maturities. On November 20, 2013, the Company and Tianjin Zhantuo signed a loan agreement relating to the first installment of such loan in the amount of $8.26 million (RMB50 million), which is interest-free, secured by the other receivable due from Tianjin Zhantuo amounting $6.6 million (RMB39.7 million) (Note 5 (c)) and repayable on demand.;

(f)

On November 30, 2013, the Company entered into a loan agreement of $12 million (RMB71 million) with Shenzhen Aisibo Trading Company Co., Ltd, an unrelated party, whereby the loan was secured and bearing interest. The loan of $12 million (RMB71 million) together with accrued interest of $0.2 million (RMB1.2 million) was fully repaid by December 31, 2013;

(g)	Other payables and accruals as of September 30, 2013 and December 31, 2013 included a payable for liquidated damages of approximately $1,210,000.

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company's previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of September 30, 2013 and December 31, 2003, no liquidated damages relating to both events have been paid.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

10. Accrued Expenses and Other Payables (Continued)

(g)	(Continued)

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of September 30, 2013 and December 31, 2013, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals; and

(h)	The balance represented accrued bank loan interest of $1.3 million and the remaining balance represented accrued interest on borrowings from unrelated third parties, mainly advance from Huo Huang.

During the three months ended December 31, 2012 and 2013, interest expenses of $nil and $1,543,968, respectively, was incurred on the Company's advances from unrelated third parties.

11. Deferred Revenue

Deferred revenue mainly represents a government grant subsidy of $9.2 million (RMB56 million) for costs of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon of 35 years.

12. Other Long-term Payables

Other long-term payables as of September 30, 2013 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2013	2013
Advances from the Management Committee of Dalian Economic Zone (the “Management Committee”) (note)	$24,505,399	$24,777,007
Government subsidies received for:-
– Automated high-power lithium battery project from the National Development and Reform Commission and Ministry of Industry and Information Technology	8,145,594	8,235,878
– New energy innovation project from the Ministry of Finance	340,217	343,987
– Various lithium battery related projects from various government authorities	14,448,005	15,535,626
Others	32,252	7,786
	$47,471,467	$48,900,284
Less: Current portion (Note 10)	(24,525,004)	(24,796,828)
	$22,946,463	$24,103,456

Note:

The Management Committee provided a subsidy of RMB150 million to finance the removal of the Company's production facilities from Tianjin to Dalian. The Company expects that the removal will commence in March 2014 and be completed by September 2014.

The Company will recognize these grants as income or offset against related expenditures when there are no present or future obligations for the subsidized projects.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

13. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss

The Company’s provision for income taxes consisted of:

	Three months ended December 31,
	2012	2013
Income tax:
Current	$32,006	$16,474
Deferred	-	-

	$32,006	$16,474

United States Tax
China BAK is subject to a statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three months ended December 31, 2012 and 2013.

Canada States Tax
BAK Canada is subject to statutory tax rate of 38% under Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the three months ended December 31, 2012 and 2013.

German States Tax
BAK Europe is subject to 25% statutory tax rate under Germany tax law.

India Tax
BAK India is subject to 30% statutory tax rate under India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the three months ended December 31, 2012 and 2013.

Hong Kong Tax
BAK International is subject to Hong Kong profits tax rate of 16.5% . There is no taxable income for BAK International for the three months ended December 31, 2012 and 2013, thus BAK International did not incur any Hong Kong profits tax during the periods presented.

PRC Tax
Shenzhen BAK is entitled to a preferential enterprise income tax rate of 15% for the three months ended December 31, 2012 and 2013.

BAK Electronics, BAK Tianjin, BAK Dalian and Dalian BAK Power are subject to an income tax rate of 25%. BAK Electronics and BAK Tianjin did not incur any enterprise income tax for the current year due to cumulative tax losses.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

13. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

A reconciliation of the provision for income taxes determined at the statutory income tax to the Company's income tax expenses as follows:

	Three months ended December 31,
	2012	2013
Loss before income taxes	$(28,133,743)	$(5,265,568)
United States federal corporate income tax rate	35%	35%
Income tax credit computed at United States statutory corporate income tax rate	(9,846,810)	(1,842,949)
Reconciling items:
Valuation allowance on deferred tax assets	608	944,724
Loss not recognized as deferred tax assets	3,650,361	-
Rate differential for PRC earnings	5,335,367	496,558
Non-deductible expenses	636,970	402,733
Share based payments	42,366	15,408
Under-provision in prior years	213,144	-
Provision for income taxes	$32,006	$16,474

As of September 30, 2013 and December 31, 2013, the Company’s U.S. entity, had net operating loss carry forwards of $2,511,374 and $2,625,475 respectively, available to reduce future taxable income which will expire in various years through 2030 and the Company’s PRC subsidiaries had net operating loss carry forwards of $105,668,004 and $110,282,840 which will expire in various years through 2018. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

13. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2013 and December 31, 2013 are presented below:

	September 30,	December 31,
	2013	2013
Deferred tax assets
Short-term
Trade accounts receivable	$5,530,324	$4,987,951
Inventories	5,365,802	5,589,784
Accrued expenses and other payables	865,002	947,869
Valuation allowance	(11,761,128)	(11,525,604)
Short-term deferred tax assets	-	-
Long-term
Property, plant and equipment	17,826,415	17,689,741
Net operating loss carried forward	26,833,658	28,180,049
Valuation allowance	(44,660,073)	(45,869,790)
Long-term deferred tax assets	-	-
Total net deferred tax assets	$-	$-
Deferred tax liabilities:
Long-term
Property, plant and equipment	$(779,814)	$(788,458)
Net deferred tax liabilities	$(779,814)	$(788,458)

As of September 30, 2013 and December 31, 2013, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended December 31, 2012 and 2013, and no provision for interest and penalties is deemed necessary as of December 31, 2012 and 2013.

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
For the three months ended December 31, 2012 and 2013 (continued)
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

A summary of share option plan activity for these options during the three months ended December 31, 2013 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise price	remaining	intrinsic
	shares	per share	contractual term	value (1)

Outstanding as of October 1, 2013	136,560	$14.05	2.7 years
Exercised	-	-
Cancelled	-	-
Forfeited	(131,960)	14.05
Outstanding as of December 31, 2013	4,600	$14.05	2.45 years	$-
Exercisable as of December 31, 2013	4,600	$14.05	2.45 years	$-

(1) The intrinsic values of option at December 31, 2013 was zero since the per share market values of common stock of $2.22, was lower than the exercise price of the option of $14.05 per share.

The weighted average grant-date fair value of options granted on June 22, 2009 was $12.30 per share. The Company recorded non-cash share-based compensation expense of $86,582 and of $32,932 for the three months ended December 31, 2012 and 2013 respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

14. Share-based Compensation (continued)

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of December 31, 2013, there were unrecognized compensation costs of $32,216 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.75 year.

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

A summary of share option plan activity for these options during the three months period ended December 31, 2013 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2013	20,000	$12.15	4.00 years
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding as of December 31, 2013	20,000	$12.15	3.75 years	$-
Exercisable as of December 31, 2013	20,000	$12.15	3.75 years	$-

(1) The intrinsic values of option at December 31, 2013 was zero since the per share market values of common stock of $2.22, was lower than the exercise price of the option of $12.15 per share.

The weighted average grant-date fair value of options granted on April 8, 2010 was $7.05 per share. The Company recorded non-cash share-based compensation expense of $4,510 and nil for the three months ended December 31, 2012 and 2013, respectively, in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of December 31, 2013, there were no unrecognized compensation costs related to the above non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
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

The Company recorded non-cash share-based compensation expense of $29,954 and $11,089 for the three months ended December 31, 2012 and 2013, respectively, in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of December 31, 2013, there was unrecognized stock-based compensation costs of $12,511 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 0.75 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the three months ended December 31, 2012 and 2013.

15. Net Loss Per Share

The following is the calculation of net loss per share:

	Three months ended December 31,
	2012	2013
Net loss	$(28,165,749)	$(5,282,042)
Weighted average shares used in basic and diluted computation	12,619,597	12,619,597
Loss per share – Basic and diluted	$(2.23)	$(0.42)

For the three months ended December, 2013, the outstanding 24,600 stock options and outstanding 15,000 shares of restricted stock were anti-dilutive and excluded from diluted net loss per share. For the three months ended December 31, 2012, the outstanding 791,671 stock options and outstanding 35,000 shares of restricted stock were anti-dilutive and excluded from diluted net loss per share.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts receivable, other receivables, short-term bank loans, short-term loans, other long-term payable, accounts and bills payable and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

17. Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2013 and December 31, 2013, the Company had the following contracted capital commitments:

	September 30,	December 31,
	2013	2013
For construction of buildings	$321,668	$325,233
For purchases of equipment	1,174,695	1,384,179
Capital injection to Dalian BAK Power (Note 1)	-	30,000,000
	$1,496,363	$31,709,412

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

17. Commitments and Contingencies (continued)

(ii)	Land Use Rights and Property Ownership Certificate

As of September 30, 2013 and December 31, 2013, the Company had not obtained property ownership certificates relating to certain buildings of the BAK Industrial Park in Shenzhen with carrying amounts of $18,179,147 and $17,821,699, respectively. The application for these property ownership certificates is still in process.

As of December 31, 2013, the Company had not obtained property ownership certificate relating to the Research and Development Test Centre in Shenzhen which was completed in July 2013. The carrying amount of this centre (buildings portion) was $45,505,135 as of December 31, 2013. In January 9, 2014, the Company obtained the property ownership certificate and is in the process of purchasing an insurance policy for the building.

On July 26, 2013, the Company purchased a new insurance policy for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the new insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for the manufacturing facilities at BAK Industrial Park is RMB663,612,000 (approximately $109.6 million) for the period from July 27, 2013 to July 26, 2014.

On July 2, 2013, the Company also acquired an insurance policy from Ping An Property & Casualty Insurance Company of China, Ltd. for the Company’s manufacturing facilities in Tianjin in the amount of RMB243,093,819 (approximately $40.2 million) for the period from July 2, 2013 to July 2, 2014.

(iii)	Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees of bank borrowings with a maximum obligation period of from one to three years to certain parties to the maximum extent as follows:

	September 30,	December 31,
Guarantee for	2013	2013	Guarantee Period

Tianjin Huaxiahongyuan Ltd. – a non-related party	$2,450,540	$2,477,701	5/22/13-5/21/16
Shenzhen Yasu Technology Co. Ltd. – a non-related party	8,985,314	9,084,903	5/25/12-6/24/16
Shenzhen Langjin – a non-related party	9,802,159	9,910,802	8/15/11-8/14/14
Hubei Yanguang Energy Technology Co. Ltd. – a non-related party	4,901,080	4,955,401	4/3/13-4/2/16
Tianjin BAK New Energy Research Institute Co., Ltd. – a related party	4,901,080	4,955,401	7/11/13-7/10/16
	$31,040,173	$31,384,208

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

17. Commitments and Contingencies (continued)

On April 25, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from China Minsheng Banking Corp., Ltd, in the amount of $2.5 million by Tianjin Huaxiahongyuan Ltd. (“Tianjin Huaxiahongyuan”), one of the Company’s prospective suppliers of chemical raw materials such as lithium cobalt oxides, for the period from April 25, 2012 to April 25, 2015. On May 17, 2013, the Company executed a new guarantee contract with Bank of Dalian to replace the existing guarantee contract with the same terms and conditions from May 22, 2013 to May 21, 2016. Under this guarantee contract, the Company shall perform all obligations of Tianjin Huaxiahongyuan under the loan contract if Tianjin Huaxiahongyuan fails to perform its obligations as set forth in the loan contract.

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

The Company renewed a guarantee contract to serve as the guarantor for the bank loan which expired on June 20, 2013, borrowed from Ping An Bank (Shenzhen Pinghu Branch) in the amount of $5.8 million by Shenzhen Yasu one of the Company’s prospective suppliers of chemical raw materials such as lithium cobalt oxides, originally for the period from June 25, 2012 to June 25, 2015 and extended to June 24, 2016. Under this guarantee contract, the Company shall perform all obligations of Shenzhen Yasu under the loan contract if Shenzhen Yasu fails to perform its obligations as set forth in the loan contract.

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

On April 3, 2013, the Company entered into a guarantee agreement with Jilin Province Trust & Investment Co., Ltd, under which the Company agrees to guarantee loans to its chemical raw material supplier, Hubei Yanguang Energy Technology Co. Ltd., a non-related party, to the extent of RMB30 million (approximately $5.0 million) that it owes to other parties. The guarantee period is from April 3, 2013 to April 2, 2016. The Company believes that Hubei Yanguang Energy Technology Co. Ltd owns assets including land use rights covering an area of approximately 1,330,000 square meters and buildings thereon in Hubei, the PRC, and should be financially capable to repay the above mentioned loans upon maturity in April 2014.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

17. Commitments and Contingencies (continued)

The Company has also guaranteed the loans of a related party under the common control of Mr. Xiangqian Li in the amount of approximately $4.9 million and $5.0 million as of September 30, 2013 and December 31, 2013, respectively.

Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin BAK”) is a company under the common control of Mr Xianqian Li, the Company’s CEO. The Company entered into various guarantee contracts to serve as the guarantor for the bank loans borrowed from Bank of Dalian by Tianjin BAK in the amount of $5.0 million with the guarantee period from July 11, 2013 to July 10, 2016.

On January 5, 2013, the Company received a notice that the Shenzhen Langjin Technology Development Co. Ltd. had defaulted on their loan guaranteed by the Company and two other companies and demanded immediate payment of the full guaranteed amount RMB60 million (US$9.7 million) from the Company and two other co-guarantors. As the two other co-guarantors had the ability to pay RMB14 million (US$2.3 million) only, the Company was demanded to pay the remaining balance. During fiscal 2013, the Company has paid China Agricultural Bank an amount of RMB46,490,253 ($7.5 million). The Company was able to recover an indemnification amount from Shenzhen Langjin that totaled RMB46,456,681($7.5 million).

During the three months ended December 31, 2012 and 2013, the Company recorded a net loss arising from loan guarantees of $7.4 million and nil, respectively.

As of December 31, 2013 and as of the filing date of this form 10-Q, the Company has assessed the performance risk of these guarantees and the fair value of the obligation arising there from and has considered it is immaterial to the consolidated financial statements. Therefore, except for the obligations relating to Shenzhen Langjin, no obligations in respect of the above guarantees were recognized as of December 31, 2013.

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

The Company's outstanding discounted and transferred bills as of September 30, 2013 and December 31, 2013 are summarized as follows:

	September 30,	December 31,
	2013	2013
Bank acceptance bills	$20,307,818	$6,857,269

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
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

18. Significant Concentrations

(a)	Customers and Credit Concentrations

The Company had two customers that individually comprised 10% or more of net revenue for the three months ended December 31, 2012 and 2013 respectively as follows:

		Three months ended December 31,
		2012		2013

Jiangsu Huatiantong Technology Limited.	$	*	*	$4,805,932	11.3%
Tinno Mobile Techonlogy Company Limited.		*	*	7,545,750	17.8%
Dongguan Yulong Telecom Technology Co., Ltd.		7,600,002	11.9%	*	*

* Comprised less than 10% of net revenue for the respective periods.

The Company had two customers that individually comprised 10% or more of accounts receivable as of September 30, 2013 and December 31, 2013 as follows:

	September 30, 2013			December 31, 2013
Shenzhen DRN Battery Co., Ltd.	$5,787,787	11.6%	$	**	**
Beijing Beny Wave Technology Ltd.	6,811,680	13.7%		6,177,310	14. 1%

** Comprised less than 10% of accounts receivable as of December 31, 2013.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2013 and December 31, 2013, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

19. Segment Information

The Company used to engage in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Starting from the three months ended December 31, 2013, the Company is also engaged in the business segment of property lease and management. Net revenues for the three months ended December 31, 2012 and 2013 were as follows:

	Three Months Ended
	December 31,
	2012	2013
Revenues
Manufacture of lithium ion rechargeable batteries	$63,732,361	$41,205,646
Property lease and management	-	1,164,831
Total	$63,732,361	$42,370,477
Depreciation
Manufacture of lithium ion rechargeable batteries	$4,917,770	$2,259,683
Property lease and management	-	309,021
Total	$4,917,770	$2,568,704
Prepaid land use right amortization
Manufacture of lithium ion rechargeable batteries	$185,935	$134,723
Property lease and management	-	-
Total	$185,935	$134,723
Intangible assets amortization
Manufacture of lithium ion rechargeable batteries	$32,668	$48,782
Property lease and management	-	-
Total	$32,668	$48,782
Interest expense, net of amounts capitalized:
Manufacture of lithium ion rechargeable batteries	$2,472,173	$4,057,256
Property lease and management	-	-
Total	$2,472,173	$4,507,256
Net income (loss):
Manufacture of lithium ion rechargeable batteries	$(28,165,749)	$(6,137,852)
Property lease and management	-	855,810
	$(28,165,749)	$(5,282,042)
Expenditures for identifiable long-lived tangible assets
Manufacture of lithium ion rechargeable batteries	$10,562,356	$177,076
Property lease and management	-	3,226,332
Total	$10,562,356	$3,403,408

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2012 and 2013 (continued)
(In US$ except for number of shares)
(Unaudited)

19. Segment Information (Continued)

	September 30,	December 31,
	2013	2013
Total assets
Manufacture of lithium ion rechargeable batteries	$307,849,307	$297,115,520
Property lease and management	32,755,873	46,256,916
Total	$340,605,180	$343,372,436

20. Subsequent Events

On November 20, 2013, the Company received the first installment loan from Tianjin Zhantuo $8.26 million (RMB50 million) pursuant to the Memorandum of Understanding on November 20, 2013 (Note 10(d)). On January 7 and January 21, 2014, the Company received the second and third installment loans in the amount of $1.07 million (RMB6.5 million) and $10.41 million (RMB63 million) respectively from Tianjin Zhantuo. The aggregate loans from Tianjin Zhantuo of $19.74 million (RMB119.5 million) are interest-free, repayable on demand and secured by property and land use right #1 and buildings of Tianjin Industrial Park Zone and the Company’s 100% equity interest of BAK Tianjin. The repayment of the loans is also guaranteed by BAK International and BAK Tianjin.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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
  “Shenzhen BAK” are to our PRC subsidiary, Shenzhen BAK Battery Co., Ltd.;
  “BAK Tianjin” are to our PRC subsidiary, BAK International (Tianjin) Ltd.;
  “BAK Battery” are to our PRC subsidiary, BAK Battery (Shenzhen) Co., Ltd.;
  “BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;
  “BAK Dalian” are to our PRC subsidiary, Dalian BAK Trading Co., Ltd.;
  “Dalian BAK Power” are to our PRC subsidiary, Dalian BAK Power Battery Co., Ltd;
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

On December 27, 2013, Dalian BAK Power, a wholly owned subsidiary of BAK Asia, was incorporated in Dalian. Dalian BAK Power is expected to be engaged in the manufacture of the high power batteries.

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

During the first quarter of fiscal year 2014, we continued the implementation of our business plan to expand our high-power lithium battery production capacity in response to evolving market demands. In particular, we developed and supplied cylindrical cell packs for use in high-capacity public-use electric vehicles as part of a strategic cooperation program for electric vehicle development with a major Taiwan-based automobile manufacturer at our Tianjin facility. We are also expanding our prismatic cell production capacity through improvements to our automatic production line for the smartphone market. During the transition period, we gradually reduced our supply to the replacement market. However, due to the intense competition in the lithium Li-ion battery market and that we are still in the process of transitioning to the high end market, our market shares decreased sharply. In addition, as we are facing a more challenging business environment and the Chinese government has placed tightening lending policies on state-owned banks in China, we encountered more difficulties in obtaining funds from local banks, and have a number of past due liabilities to suppliers and third party creditors.

We have experienced net losses during the past two fiscal years. We generated revenues of $42.4 million and $63.7 million for the three months ended December 31, 2013 and 2012, respectively, and net losses of $5.3 million and $28.2 million during the same periods, respectively. As of December 31, 2013, we had an accumulated deficit of $231.6 million and net liabilities of $48.6 million.

We have net liabilities, a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years and significant short-term debt obligations maturing in less than one year as of December 31, 2013. We have been suffering severe cash flow deficiencies. Because we defaulted on repayment of loans from Bank of China in August 2013, we are experiencing and, we believe, will continue to experience significant difficulties to renew our credit facilities or refinance loans from banks. Upon request of Bank of China, Shenzhen Municipal Intermediate Court has ordered to freeze all of our properties in Shenzhen BAK Industrial Park and Tianjin Industrial Park Zone near the end of fiscal year 2013 whereby we may not transfer these assets or pledge these assets for any other borrowings. In order to extend the bank loans to various dates through May 2014, we were required to pledge 100% of our equity interest in Shenzhen BAK and almost all of our assets in Shenzhen and Tianjin, including land use rights and property rights, equipment, accounts receivable and inventories. We repaid our defaulted loans from Bank of China on January 9, 2014 and our frozen properties were released by the court on January 13, 2014. As of December 31, 2013, we had access to $154.2 million in short-term credit facilities and $38.2 million in other lines of credit, almost all of which were utilized to the extent of short-term bank loans of $153.1 million and bills payable of $36.7 million, leaving only $2.6 million of short-term funds available under our credit facilities for additional cash needs These factors raise substantial doubts about our ability to continue as a going concern.

We intend to sell part of our low efficiency assets and appreciating land and properties to repay our short term debts and to provide cash for the development of more promising products such as high power batteries and Electric Vehicle batteries. We transferred our 100% equity interest in Tianjin Meicai to an unrelated party on August 27, 2013. We also intend to sell our 100% equity interest in BAK International and its subsidiaries (including all their assets and liabilities), and the properties in Tianjin. We are in negotiations with the potential buyers about contract terms and clauses. We intend to obtain the approval of our shareholders before we close the transactions. Prior to the completion of these disposals, the potential buyers preliminarily agreed in November and December 2013 that they would lend sufficient money to us to help us repay past due and maturing bank loans, on the condition that we make certain pledges and guarantees, including pledging our 100% equity interest in BAK International. On December 17, 2013, Shenzhen BAK entered into a loan agreement, or the Loan Agreement, with Mr. Jinghui Wang, the sole shareholder of a potential buyer, pursuant to which, Mr. Wang agreed to initially lend us the aggregate amount of RMB370 million (approximately $61.1 million) . On January 14, 2014, BAK International entered into a corporate guarantee with Mr. Wang, under which BAK International irrevocably and unconditionally guarantees to the lender timely performance by Shenzhen BAK of all its obligations under the Loan Agreement. On the same date, we entered into a corporate guarantee with Mr. Wang, to irrevocably and unconditionally guarantee timely performance by Shenzhen BAK of all its obligations under the Loan Agreement. In addition, on January 14, 2014, we and BAK International entered into a Share Mortgage with Mr. Wang, under which, China BAK Battery, Inc. pledges 100% of its equity interest in BAK International to the lender as security for the performance of Shenzhen BAK’s obligations under the Loan Agreement. If Shenzhen BAK defaults on its repayment obligation under or in connection with the Loan Agreement, the lender, as the pledgee, will be entitled to dispose of the pledged equity interests. Up to the date of this quarterly report, we have received RMB370 million (approximately $61.1 million) pursuant to the Loan Agreement and an additional RMB150 million (approximately $24.8 million) from Mr. Wang.

In addition, we have entered a letter of intent with a potential buyer of BAK Tianjin for a consideration of RMB150 million (approximately $24.8 million) and the potential buyer agreed to lend us the aggregate amount of RMB130 million (approximately $21.5 million). Up to the date of this quarterly report, we have received RMB119.5 million (approximately $19.7 million).

Up to the date of this quarterly report, we had repaid RMB595.6 million (approximately $98.4 million) of bank loans.

After the disposal of these assets, we will retain BAK Asia and its subsidiaries, BAK Dalian and Dalian BAK Power. It is our understanding that the Dalian government will grant certain government subsidies to us, including but not limited to land use rights at a favorable price. During fiscal 2013, we received a subsidy of RMB150 million (approximately $24.8 million) from the Management Committee of Dalian Economic Zone, to finance our removal of operating assets from Tianjin to Dalian. We are building a new manufacturing site in Dalian with all the operating assets, primarily machinery and equipment, moved from BAK Tianjin, while retaining its customers, employees, patents and technologies. BAK Dalian will focus on the new energy high power battery business, for use in electric vehicles, light electric vehicles and other high power applications. We believe with the significant reduction of liabilities and disposal of the traditional low margin battery business, we can continue as a going concern and return to profitability.

It is expected that after the restructuring mentioned above, China BAK will continue to be a US listing company with a low level of liabilities.

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of our fiscal year ending September 30, 2014:

  Net revenues: Net revenues decreased by $21.3 million, or 33.4%, to $42.4 million for the three months ended December 31, 2013, from $63.7 million for the same period in 2012.

  Gross profit: Gross profit was $3.5 million for the three months ended December 31, 2013, a change of $7.7 million from a gross loss of $4.2 million for the same period in 2012.

  Operating loss: Operating loss was $1.9 million for the three months ended December 31, 2013, an improvement of $16.0 million, or 89.4%, from an operating loss of $17.9 million for the same period in 2012.

  Net loss: Net loss was $5.3 million for the three months ended December 31, 2013, a decrease of $22.9 million, or 81.2%, from $28.2 million for the same period in 2012.

  Fully diluted net loss per share: Fully diluted net loss per share was $0.42 for the three months ended December 31, 2013, as compared to $2.23 for the same period in 2012.

Financial Statement Presentation

Net revenues. Our net revenues from sale of batteries represent the invoiced value of our products sold, net of value added taxes, or VAT, sales returns, trade discounts and allowances. We are subject to VAT, which is levied on most of our products at the rate of 17% on the invoiced value of our products. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns represents our best estimate of the amount of goods that will be returned from our customers based on historical sales return data. Rental income for commercial property leases and management is recognized on a straight-line basis over the respective lease terms.

Cost of revenues. Cost of revenues consists primarily of material costs, employee remuneration for staff engaged in production activity, share-based compensation, depreciation and related expenses that are directly attributable to the production of products and our property leases and management. Cost of revenues also includes write-downs of inventory to lower of cost or market. Cost of revenues from the sales of battery packs includes the fees we pay to pack manufacturers for assembling our prismatic cells into battery packs.

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

General and administrative expenses. General and administrative expenses consist primarily of employee remuneration, share-based compensation, professional fees, insurance, benefits, general office expenses and depreciation.

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

Finance costs, Net. Finance costs consist primarily of interest income, interest on bank loans and other borrowings and are net of capitalized interest.

Income taxes. Since Shenzhen BAK was acknowledged as a “New and High technology enterprise,” it is entitled to a preferential tax rate of 15% for each of the calendar years 2011, 2012 and 2013. BAK Battery is subject to an income tax rate of 25%. BAK Battery did not incur any enterprise income tax for the calendar year 2013 due to the current tax losses carried forward from calendar years 2011 and 2012. BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses. Our Canadian, German, Indian, and Hong Kong subsidiaries—BAK Canada, BAK Europe, BAK India and BAK International—are subject to profits tax in their respective countries at rates of 38%, 25%, 30%, and 16.5%, respectively. However, because they do not have any assessable income derived from or arising in those countries, they have not paid any such tax.

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

Results of Operations

Comparison of Three Months Ended December 31, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended December 31,		Change
	2012	2013	$	%
Net revenues
Manufacture of batteries	$63,732	$41,206	$(22,526)	(35.3)
Property lease and management	-	1,164	1,164	100.0
	$63,732	$42,370	$(21,362)	(33.5)
Cost of revenues
Manufacture of batteries	$(67,971)	$(38,560)	$(29,411)	(43.3)
Property lease and management	-	(309)	309	100.0
Cost of revenues	(67,971)	(38,869)	(29,102)	(42.8)
Gross (loss) profit	(4,239)	3,501	(7,740)	(182.6)
Operating expenses:
Research and development expenses	1,545	1,284	(261)	(16.9)
Sales and marketing expenses	2,188	1,453	(735)	(33.6)
General and administrative expenses	3,767	4,206	439	11.7
Provision for (recovery of) doubtful accounts	6,200	(1,557)	(7,757)	(125.1)
Total operating expenses	13,700	5,386	(8,314)	(60.7)
Operating loss	(17,939)	(1,885)	(16,054)	(89.5)
Finance costs, net	(2,734)	(3,894)	1,160	42.4
Loss arising from loan guarantees	(7,361)	-	(7,361)	(100.0)
Government grant income	18	33	(15)	(83.3)
Other (expense) income	(118)	480	(598)	(506.8)
Income tax expenses	(32)	(16)	(16)	(50.0)
Net loss	$(28,166)	$(5,282)	$(22,884)	(81.2)

Net revenues. Net revenues were $42.4 million for the three months ended December 31, 2013, as compared to $63.7 million for the same period in 2012, a decrease of $21.4 million, or 33.5% . This decrease was primarily attributable to the reduction in our revenue from our manufacture of batteries segment with revenue decreasing from $63.7 million for the three months ended December 31, 2012 to $41.2 million for the three months ended December 31, 2013, offset by an increase in our revenue from our property lease and management segment amounting $1.2 million. We leased out the Research and Development Test Centre starting from September 2013 onwards.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Three Months Ended December 31,
	2012	2013
Prismatic cells
Aluminum-case cells	$9,317	$13,125
Battery packs	22,436	17,158
Cylindrical cells	19,600	5,450
Lithium polymer cells	6,935	1,600
High-power lithium battery cells	5,444	3,873
Total	$63,732	$41,206

The following table sets forth the breakdown of our net revenues from reconditioned and normal products for the three months ended December 31, 2013 and 2012, respectively.

	Three Months Ended December 31, 2013
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$12,076	$1,049	$13,125
Battery packs	6,238	10,920	17,158
Cylindrical cells	-	5,450	5,450
Lithium polymer cells	865	735	1,600
High-power lithium battery cells	-	3,873	3,873
Total	$19,179	$22,027	$41,206

	Three Months Ended December 31, 2012
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$5,726	$3,591	$9,317
Battery packs	2,906	19,530	22,436
Cylindrical cells	-	19,600	19,600
Lithium polymer cells	5,595	1,340	6,935
High-power lithium battery cells	-	5,444	5,444
Total	$14,227	$49,505	$63,732

Net revenues from sales of aluminum-case cells increased to $13.1 million for the three months ended December 31, 2013, from $9.3 million in the same period in 2012, an increase of $3.8 million, or 40.9%, resulting from a rise of 134% in average selling price, offset by a decrease of 39.0% in sales volume. The decrease in sales volume was because of the decrease in demand for aluminum-case cells in view of the popularity of polymer smartphone batteries and fewer reconditioned products sold in this period. The increase in average selling price was because we disposed of a large quantity of obsolete and low quality products at a lower selling price in the same period last year.

Net revenues from sales of battery packs, which is a crucial component of smartphones, decreased to $17.2 million in the three months ended December 31, 2013, from $22.4 million in the same period in 2012, a decrease of $5.2 million, or 23.2% . This resulted from a decrease of 21.2% in sales volume as well as a decrease of 3.0% in average selling price. Due to our intense cash flow conditions in this period, some of our main cell phone customers reduced their orders and purchased more from our competitors. We continued to decrease our unit price in order to retain our market share and accordingly, the unit selling price dropped in this period as compared with the corresponding period of last year.

Net revenues from sales of cylindrical cells decreased to $5.5 million in the three months ended December 31, 2013, from $19.6 million in the same period in 2012, a decrease of $14.1 million, or 71.9% . This resulted from a decrease of 70.4% in sales volume accompanied with a decrease of 5.7% in average selling price. The decrease in sales volume and price were attributable to the fierce competition in cylindrical cells, especially from South Korean competitors. Our sales volume was adversely impacted by such competition and we had to reduce price in order to maintain our market share.

Lithium polymer cells are generally used for smart phones. We sold $1.6 million in lithium polymer cells for the three months ended December 31, 2013, compared to $6.9 million in lithium polymer cells in the same period in 2012, a decrease of $5.3 million, or 76.8%, resulting from a decrease of 76.2% in sales volume accompanied by a decrease of 3% in average selling price. Decrease in sale volume was mainly because fewer sales of reconditioned products in this period.

We also sold approximately $3.9 million in high-power lithium battery cells for the three months ended December 31, 2013, as compared to $5.4 million in high-power lithium battery cells in the same period in 2012, a decrease of $1.5 million, or 27.8%, resulting from both a decrease of 12.3% in sales volume and 18.4% in average selling price, respectively. As we are trying to improve our profitability in this market, fewer sales transactions were made to customers with lower margins. We reduced our selling price in order to retain those customers which yield higher profits to us.

Cost of revenues. Cost of revenues decreased to $38.9 million for the three months ended December 31, 2013, as compared to $68.0 million for the same period in 2012, a decrease of $29.1 million, or 42.8% . Included in cost of revenues were write-downs of inventories of $19.3 million and $4.6 million for the three months ended December 31, 2012 and 2013, respectively. We write down inventory value whenever there is an indication that they are impaired. However, as the market conditions continued to deteriorate, further write-downs were necessary.

Gross (loss) profit. Gross profit for the three months ended December 31, 2013 was $3.5 million, or 8.3% of net revenues, as compared to gross loss of $4.2 million, or 6.6% of net revenues, for the same period in 2012. Our change of gross profit was largely due to the decrease in write-downs of inventory and fewer reconditioned products being sold at a deeper loss in this period, compared with the same period of 2012.

Research and development expenses. Research and development expenses, which were offset with related government grants, decreased to $1.3 million for the three months ended December 31, 2013, as compared to $1.5 million for the same period in 2012, a decrease of $0.2 million, or 16.9% . This decrease was mainly due to a drop of salary and wages by $0.2 million as a result of the closure of the Research and Development Centre in Canada.

Sales and marketing expenses. Sales and marketing expenses decreased to $1.5 million for the three months ended December 31, 2013, as compared to $2.2 million for the same period in 2012, a decrease of $0.7 million, or 33.6% . The decrease was primarily due to a decrease in salary and wages of $0.4 million, packing expenses of $0.2 million and transportation costs of $0.1 million, following the reduction in sales. As a percentage of revenues, sales and marketing expenses remained stable at 3.4% in both of the three month periods ended December 31, 2013 and 2012.

General and administrative expenses. General and administrative expenses increased to $4.2 million, or 9.9% of revenues, for the three months ended December 31, 2013, as compared to $3.8 million, or 5.9% of revenues, for the same period in 2012, an increase of $0.4 million, or 11.7% . The primary reason for the increase was attributable to an increase in professional expenses incurred in relation to our restructuring plans.

Operating loss. As a result of the above, our operating loss totaled $1.9 million for the three months ended December 31, 2013, as compared to $17.9 million for the same period in 2012, a decrease of $16.0 million, or 89.5% ..

Finance cost, net. Finance cost, net, increased to $3.9 million for the three months ended December 31, 2013, as compared to $2.7 million, for the same period in 2012, an increase of $1.2 million or 42.4% . The increase was mainly attributable to the interest expense of $1.5 million charged on the loans from unrelated third parties while there was no such charge in the same period of 2012.

Loss arising from loan guarantees. Shenzhen Langjin Technology Development Co., Ltd (“Shenzhen Langjin”) defaulted on bank loans guaranteed by us and the bank demanded full payment from us. We recognized such loss of $7.4 million for the three months ended December 31, 2012. We recovered these amounts later in fiscal 2013 and no such loss was incurred in the three months ended December 31, 2013.

Income tax expense. Income tax expense was approximately $16,000 for the three months ended December 31, 2013, as compared to $32,000 income tax expense for the same period in 2012.

Net loss. As a result of the foregoing, we had a net loss of $5.3 million for the three months ended December 31, 2013, compared to a net loss of $28.2 million for the three months ended December 31, 2012.

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

As of December 31, 2013, we had cash and cash equivalents of $10.0 million. In addition, we had pledged deposits amounting to $25.5 million. Typically, banks will require borrowers to maintain deposits of approximately 18% to 100% of the outstanding bills payable. The individual bills have maturities ranging from six to twelve months which coincide with the periods the cash remains pledged to the banks.

As of December 31, 2013, we had access to $154.2 million in short-term credit facilities and $38.2 million in other lines of credit, all of which were utilized except that an amount of $2.6 million additional credit from Ping An Bank is available.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
(All amounts in thousands of U.S. dollars)

	Three Months Ended
	December 31,
	2012	2013
Net cash provided by (used in) operating activities	$5,913	$(4,767)
Net cash used in investing activities	(9,945)	(19,890)
Net cash provided by financing activities	3,972	20,495
Effect of exchange rate changes on cash and cash equivalents	77	140
Net increase (decrease) in cash and cash equivalents	17	(4,022)
Cash and cash equivalents at the beginning of period	9,272	13,999
Cash and cash equivalents at the end of period	$9,289	$9,977

Operating Activities

Net cash used in operating activities was $4.8 million in the three months ended December 31, 2013, as compared with $5.9 million in net cash provided by operating activities in the same period in 2012. The increase of $10.7 million in net cash used in operating activities was mainly attributable to the increase in settlement of accounts and bills payable by $15.2 million.

Investing Activities

Net cash used in investing activities increased to $19.9 million in the three months ended December 31, 2013 from $9.9 million in the same period in 2012. The increase in net cash used in investing activities for the three months ended December 31, 2013 was mainly attributable to the placement of more pledged deposits to secure our bank borrowings by $17.8 million, offset by a reduction in purchases of property, plant and equipment by $7.0 million following the completion of the Research and Development Test Centre prior to the end of fiscal 2013.

Financing Activities

Net cash provided by financing activities was $20.5 million in the three months ended December 31, 2013 from $4.0 million in the same period in 2012. The increase was mainly attributable to $20.5 million net increase in advances from unrelated third parties.

As of December 31, 2013, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

		Amount borrowed (includes
	Maximum amount available	bank loans and bills payable)
Short-term credit facilities:
Agricultural Bank of China	$69,376	$69,376
Bank of China, Shenzhen Branch	58,637	58,637
Bank of Dalian	12,932	12,932
Ping An Bank	13,215	10,572

Subtotal—Short-term credit facilities	$154,160	$151,517
Other Lines of Credit:
Bank of China, Shenzhen Branch	4,691	4,691
Agricultural Bank of China	21,789	21,789
Ping An Bank	10,505	10,505
Bank of Dalian	496	496
Bank of China, Tianjin Branch	553	553
Bank of East Asia	165	165

Subtotal—Other lines of credit	$38,199	$38,199

Total	$192,359	$189,716

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $153.1 million and bills payable of $36.7 million. For the purpose of presentation, the effect of increases in the bills payable balance is included in operating activities in the statements of cash flows.

During the first quarter of fiscal year 2014, we repaid bank borrowings totaling approximately $30.5 million and borrowed amounts totaling approximately $30.5 million. The material financing terms of these borrowings are described below.

On November 27, 2012, we renewed a comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch to provide a one-year term credit facilities amount of RMB 420 million (approximately $69.4 million). New loans may be drawn under this credit facility from November 27, 2012 through November 25, 2013, with the term of the loan established at the time each new loan is drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from the bank to obtain financing from other banks. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with the bank relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to the bank relative to its indebtedness to all financial institutions combined. The “business” referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK’s accounts with the bank or applicable financial institutions and the amount of foreign currencies deposited with the bank or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of the bank prior to the expiration of all loans under this credit facility. The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li, BAK International and BAK Tianjin. Shenzhen BAK’s obligations under this credit facility agreement are also guaranteed by Shenzhen BAK’s pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park, as well as certain machinery. As of December 31, 2013, we had eleven outstanding short-term loans under the comprehensive credit facility totaling approximately $66.1 million (RMB 400 million), which carried annual interest at 105% of the benchmark rate of the People’s Bank of China, or PBOC, adjusted quarterly. The loans are due for payment in May 2014 and each of the loan agreements specifically provided for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. As of December 31, 2013, we had also borrowed $3.3 million of notes payable within the credit facility and $21.8 million of notes payable outside the credit facility. Up to February 10, 2014, we repaid RMB130 million (approximately $21.5 million) of bank loans.

On July 3, 2012, we renewed a comprehensive credit facility agreement with Bank of China, Shenzhen Longgang Branch to provide a maximum loan amount of RMB 400 million (approximately $66.1 million), which includes available credit facilities for RMB 200 million (approximately $33.0 million) of short term loans, RMB 170 million (approximately $28.1 million) of notes payables and RMB 30 million (approximately $5.0 million) of letter of credits. Loans may be drawn at any time from July 3, 2012 to July 3, 2013 and will be due based on each loan agreement. This credit facility was guaranteed by BAK International, Mr. Xiangqian Li and his wife, Ms. Xiaoqiu Yu and BAK Tianjin. On August 3, 2012, we entered into a short-term loan agreement under the credit facility agreement to borrow RMB 200 million (approximately $33.1 million), which bears an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement, which is subject to an adjustment every 12 months, and is due August 3, 2013. After we failed to repay the loan on August 3, 2013, we negotiated with Bank of China to extend the term of the loan agreement. On October 15, 2013, we reached a supplemental agreement with Bank of China to extend the repayment date of the loan to February 2, 2014. Also, the supplemental agreement provides an extension of the maturity date of RMB 155,054,139 (approximately $25.6 million) of notes payables and RMB 2,133,669 (approximately $0.3 million) of letter of credits that we had borrowed as of Oct 15, 2013, to February 2, 2014. In exchange, we agreed to provide additional guarantees and mortgages, including 100% of our equity interest in Shenzhen BAK, property and land use rights of our Research and Development Centre building in Shenzhen, certain factories and dormitories in Shenzhen Industrial Park and the accounts receivables of Shenzhen BAK and certain machinery. As of December 31, 2013, we borrowed $58.6 million of bank loans under the credit facility. We also had $4.7 million of notes payable outside the credit facility agreement. Up to February 10, 2014, we had repaid bank loans of $58.6 million.

On February 1, 2013, we entered into a comprehensive credit facility with Bank of Dalian, Tianjin Branch to provide a maximum loan amount of RMB 120.0 million (approximately $19.8 million). Loans may be drawn at any time over the period from January 28, 2013 to January 27, 2014 and will be due based on each loan agreement. This credit facility agreement was guaranteed by Mr. Xiangqian Li and his wife Ms. Xiaoqiu Yu and pledged property and a land use right of Bei Chen District in Tianjin. As of December 31, 2013, we had borrowed approximately $6.6 million (RMB40 million) on February 1, 2013 under a loan agreement, bearing annual interest at 115% of the benchmark rate of the PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate, repayable on January 27, 2014. As of December 31, 2013, we borrowed $6.6 million of bank loans and $6.3 million of notes payable under this credit facility agreement. Up to February 10, 2014, we had repaid $6.6 million of bank loans.

On December 2, 2013, we entered into a comprehensive credit facility agreement with Ping An Bank (previously known as Shenzhen Development Bank), Longgang Branch to provide a maximum loan amount of RMB 80 million (approximately $13.2 million). Loans may be drawn within twelve months from the date of this credit facility agreement, and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and also was secured by $22.8 million (RMB 138.0 million) of equipment and inventory with a carrying amount of $16.5 million (RMB100 million) as of December 31, 2013. As of December 31, 2013, we had borrowed a loan of approximately $11.7 million (RMB 71.0 million) under a loan agreement dated December 2, 2013 for a period of twelve months, of which $1.2 million (RMB 7 million) had been paid as of December 31, 2013. The loan carries annual interest at 125% of the benchmark rate of the PBOC on the date of the loan agreement, and is repayable on December 2, 2014. Up to February 10, 2014, we have further repaid $1.2 million (RMB7.0 million) to Ping An Bank.

On December 23, 2013, by mortgaging a certificate of a three-month deposit up to $10.6 million (RMB 64 million), we entered into a loan agreement with Ping An Bank, Shenzhen Longgang Branch, to borrow a one-year loan of RMB 63.6 million (approximately $10.5 million). The loan carries annual interest at 115% of the benchmark rate of the PBOC on the date of the loan agreement. Up to February 10, 2014, we had repaid $10.5 million of this loan.

As of December 31, 2013, we had also borrowed $0.5 million, $0.6 million and $0.2 million of notes payable outside any credit facility from ICBC, Bank of China, Tianjin Branch and Bank of East Asia, respectively.

We have established long-term relationships with our suppliers and we can pay them within 90-360 days from the respective invoice dates.

As we have been suffering severe cash flow deficiencies, we intend to sell part of our low efficiency assets and appreciating land and properties to repay our short term debts and to provide cash for the development of more promising products such as high power batteries and Electric Vehicle batteries. We transferred our 100% equity interest in Tianjin Meicai to an unrelated party on August 27, 2013. We also intend to sell our 100% equity interest in BAK International and its subsidiaries (including all their assets and liabilities), and the properties in Tianjin. We are in negotiations with the potential buyers about contract terms and clauses. We intend to obtain the approval of our shareholders before we close the transaction. After the disposal of these assets, we will retain BAK Asia and its subsidiary, BAK Dalian and Dalian BAK Power. It is our understanding that the Dalian government will grant certain government subsidies to us, including but not limited to land use rights at a favorable price. In fiscal 2013, we had received a subsidy of $24.8 million (RMB150 million) from the Management Committee of Dalian Economic Zone to finance our removal of operating assets from Tianjin to Dalian.

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

Capital Expenditures

We incurred capital expenditures of $10.5 million and $3.4 million in the three months ended December 31, 2012 and 2013, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and pay for the leasehold improvement on our Research and Development Test Centre. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Three Months Ended
	December 31,
	2012	2013
Purchase of property, plant and equipment and construction in progress	$10,407	$3,403
Purchase of intangible assets	155	-
Total capital expenditure	$10,562	$3,403

We estimate that our total capital expenditures in fiscal year 2014 will reach approximately $14.5 million. Such funds will be used to purchase manufacturing equipment for the expansion of our high-power lithium battery production lines and for the construction of our production plant at our Dalian facility.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2013:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than	1-3	3-5	More than
Obligations	Total	1 year	years	years	5 years
Short-term bank loans	$153,054	$153,054	$-	$-	$-
Other short-term loans	49,243	49,243	-	-	-
Bills payable	36,662	36,662	-	-	-
Capital commitments	31,709	7,709	24,000	-	-
Future interest payment on short-term bank loans	2,139	2,139	-	-	-
Future interest payment on other short-term loans	3,924	3,924	-	-	-
Total	$276,731	$252,731	$24,000	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2013.

Off-Balance Sheet Transactions

In the ordinary course of business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related or unrelated to us. Conversely, our debt with lenders may also be guaranteed by other parties which may be related or unrelated to us.

Under U.S. GAAP, these transactions may not be recorded on our balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off-balance sheet arrangements would result from our loan guarantees in which Shenzhen BAK, BAK International, BAK Tianjin, Mr. Xiangqian Li, our director, Chairman, President, and Chief Executive Officer and Ms. Xiaoqiu Xu, the wife of Mr. Li, would provide contractual assurance of the debt, or guarantee the timely re-payment of principal and interest of the guaranteed party. Neither Shenzhen BAK, BAK International, BAK Tianjin, Tianjin New Energy, Mr. Xiangqian Li nor Ms. Xiaoqiu Xu received, is entitled to receive, any consideration for the above-referenced guarantees, and we are not independently obligated to indemnify any of those guarantors for any amounts paid by them pursuant to any guarantee.

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

As of December 31, 2013, we provided guarantees for the following non-related parties: Tianjin Huaxiahongyuan Ltd, Shenzhen Yasu Technology Co. Ltd, Shenzhen Langjin Development Technology Co., Ltd. and Hubei Yanguang Energy Technology Co., Ltd. We also provided guarantees for a related party, Tianjin New Energy. The maximum amount of our exposure for these guarantees was $31.4 million as of December 31, 2013.

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

On July 2, 2012, Shenzhen BAK entered into a guarantee agreement with Bank of Dalian, under which Shenzhen BAK agreed to guarantee a loan of Tianjin New Energy in a total amount of RMB20,000,000 (approximately $3.3 million) that it borrowed from Bank of Dalian. In addition, Mr. Li entered into a guarantee agreement with Bank of Dalian and assumed joint and several liabilities to guarantee the loan.

On October 15, 2012, Shenzhen BAK entered into a second guarantee agreement with Bank of Dalian, under which Shenzhen BAK agreed to guarantee a loan of Tianjin New Energy in a total amount of RMB 10,000,000 (approximately $1.7 million) that it borrowed from Bank of Dalian. In addition, Mr. Li entered into a guarantee agreement with Bank of Dalian and assumed joint and several liabilities to guarantee the loan.

On July 1, 2013, Shenzhen BAK executed a new guarantee agreement with Bank of Dalian with the same terms and conditions to guarantee the above loans of RMB 30 million (approximately $5.0 million) for a period from July 11, 2013 to July 10, 2016. This new guarantee agreement supersedes the above two guarantee agreements.

Shenzhen BAK believes that Tianjin New Energy owns sufficient assets, including buildings measuring 24,000 square meters and land use rights over a parcel of land of 233,450 square meters, to repay the above loans that totaled RMB30,000,000 (approximately $5.0 million) without incurring Shenzhen BAK’s guarantor liability.

Critical Accounting Policies

Our condensed consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Changes in Accounting Standards

Please refer to note 1 to our condensed consolidated financial statements, “Principal Activities, Basis of Presentation and Organization –Recently Issued Accounting Standards,” for a discussion of relevant pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our chief executive officer and interim chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were not effective.

Management evaluated the effectiveness of our disclosure controls and procedures for the fiscal quarter ended December 31, 2013, under the supervision and with the participation of our chief executive officer and interim chief financial officer, and identified the following material weaknesses in our internal control over financial reporting

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

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

–	We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience; and

–	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the first quarter of our fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Date: February 19, 2014

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