Form 10-Q
period 2014-03-31
CHINA BAK BATTERY INC
filed 2014-05-20
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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
People's Republic of China
(Address of principal executive offices, Zip Code)

(86-755) 6188-6818, ext. 6856
(Registrant's telephone number, including area code)

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
Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,619,597

CHINA BAK BATTERY, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND 2013

China BAK Battery, Inc. and subsidiaries
Condensed consolidated balance sheets
As of September 30, 2013 and March 31, 2014
(In US$)

		September 30,	March 31,
	Note	2013	2014
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$13,998,626	$8,448,947
Pledged deposits	2	8,137,687	11,926,592
Trade accounts receivable, net	3	49,875,701	46,336,235
Inventories	4	57,275,187	42,604,328
Prepayments and other receivables	5	17,765,844	19,731,630
Prepaid land use right, current portion	7	736,334	744,495

Total current assets		147,789,379	129,792,227

Property, plant and equipment, net	6,17	170,152,158	177,467,529
Prepaid land use rights, net	7	21,932,759	21,314,622
Intangible assets, net	8	730,884	642,107

Total assets		$340,605,180	$329,216,485
Liabilities
Current liabilities
Short-term bank loans	9	$151,404,677	$65,312,163
Accounts and bills payable		124,507,846	96,047,968
Other short-term loans	10(i)	28,282,322	126,745,719
Accrued expenses and other payables	10(ii)	47,680,439	64,637,475

Total current liabilities		351,875,284	352,743,325

Deferred revenue	11	7,560,386	7,274,000
Other long-term payables	12	22,946,463	23,692,220
Rental deposits	6(ii)	715,398	1,200,176
Deferred tax liabilities	13(b)	779,814	767,872
Total liabilities		383,877,345	385,677,593
Commitments and contingencies	17
Shareholders' equity
Common stock $0.001 par value;20,000,000 authorized; 12,763,803 issued as of September 30, 2013 and March 31, 2014, respectively; 12,619,597 outstanding as of September 30, 2013 and March 31, 2014, respectively		12,763	12,763
Donated shares		14,101,689	14,101,689
Additional paid-in capital		127,349,617	127,422,699
Statutory reserves		7,786,157	7,786,157
Accumulated deficit		(226,366,718)	(240,913,545)
Accumulated other comprehensive income		37,910,937	39,195,739
		(39,205,555)	(52,394,498)
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders' equity		(43,272,165)	(56,461,108)
Total liabilities and shareholders' equity		$340,605,180	$329,216,485

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive loss
For the three and six months ended March 31, 2013 and 2014
(Unaudited)
(In US$ except for number of shares)

	Three months ended March 31,		Six months ended March 31,
	2013	2014	2013	2014
Net revenues
Manufacture of batteries	$44,066,491	$32,838,758	$107,798,852	$74,044,404
Property lease and management	-	1,444,596	-	2,609,427
	44,066,491	34,283,354	107,798,852	76,653,831
Cost of revenues
Manufacture of batteries	(47,619,000)	(30,322,624)	(115,590,371)	(68,882,194)
Property lease and management		(308,514)		(617,535)
	(47,619,000)	(30,631,138)	(115,590,371)	(69,499,729)
Gross profit (loss)	(3,552,509)	3,652,216	(7,791,519)	7,154,102
Operating expenses:
Research and development expenses	(1,314,604)	(1,227,421)	(2,859,640)	(2,511,867)
Sales and marketing expenses	(1,914,579)	(1,244,052)	(4,102,594)	(2,697,016)
General and administrative expenses	(5,307,869)	(3,786,061)	(9,089,116)	(7,992,240)
Recovery of (provision for) bad debt provision	6,899,731	(188,118)	699,665	1,368,804
Impairment charge on property, plant and equipment	(11,396,349)	-	(11,396,349)	-
Total operating expenses	(13,033,670)	(6,445,652)	(26,748,034)	(11,832, 319)
Operating loss	(16,586,179)	(2,793,436)	(34,539,553)	(4,678,217)
Finance costs, net	(1,705,189)	(6,698,839)	(4,439,308)	(10,591,916)
Reversal of loss (loss) arising from loan guarantees	4,549,667	-	(2,811,039)	-
Government grant income	35	19,447	18,277	52,119
Other income (expenses)	47,555	208,043	(56,231)	687,661
Loss before income taxes	(13,694,111)	(9,264,785)	(41,827,854)	(14,530,353)
Provision for income tax	(5,994,266)	-	(6,026,273)	(16,474)
Net loss	$(19,688,377)	$(9,264,785)	$(47,854,127)	$(14,546,827)
Other comprehensive income
- Foreign currency translation adjustment	432,726	1,411,825	1,364,166	1,284,802
Comprehensive loss	$(19,255,651)	$(7,852,960)	$(46,489,961)	$(13,262,025)
Net loss per share:
- Basic	$(1.56)	$(0.73)	$(3.79)	$(1.15)
- Diluted	$(1.56)	$(0.73)	$(3.79)	$(1.15)

Weighted average number of shares of common stock:
- Basic	12,619,597	12,619,597	12,619,597	12,619,597
- Diluted	12,619,597	12,619,597	12,619,597	12,619,597

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of changes in shareholders' equity
For the six months ended March 31, 2013 and 2014
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock			Additional			and other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders'
	of shares	Amount	shares	capital	reserves	deficit	income	of shares	Amount	equity
Balance as of October 1, 2012	12,763,269	$12,763	$14,101,689	$126,990,611	$7,786,157	$(110,358,489)	$37,329,450	(144,206)	$(4,066,610)	$71,795,571

Net loss	-	-	-	-	-	(47,854,127)	-	-	-	(47,854,127)

Share-based compensation for employee stock awards	-	-	-	218,384	-	-	-	-	-	218,384

Rounding difference on reverse stock split	534	-	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	1,364,166	-	-	1,364,166

Balance as of March 31, 2013	12,763,803	$12,763	$14,101,689	$127,208,995	$7,786,157	$(158,212,616)	$38,693,616	(144,206)	$(4,066,610)	$25,523,994

Balance as of October 1, 2013	12,763,803	$12,763	$14,101,689	$127,349,617	$7,786,157	$(226,366,718)	$37,910,937	(144,206)	$(4,066,610)	$(43,272,165)

Net loss	-	-	-	-	-	(14,546,827)	-	-	-	(14,546,827)

Share-based compensation for employee stock awards	-	-	-	73,082	-	-	-	-	-	73,082

Foreign currency translation adjustment	-	-	-	-	-	-	1,284,802	-	-	1,284,802

Balance as of March 31, 2014	12,763,803	$12,763	$14,101,689	$127,422,699	$7,786,157	$(240,913,545)	$39,195,739	(144,206)	$(4,066,610)	$(56,461,108)

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the six months ended March 31, 2013 and 2014
(Unaudited)
(In US$)

	Six months ended March 31,
	2013	2014
Cash flows from operating activities
Net loss	$(47,854,127)	$(14,546,827)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,022,512	5,648,361
Reversal of doubtful debts	(2,142,085)	(1,368,804)
Write-down of inventories	25,795,764	5,647,009
Impairment charge	11,396,349	-
Loss arising from loan guarantee	2,811,039	-
Share-based compensation	218,384	73,082
Deferred revenue	(170,027)	(173,976)
Deferred income taxes	5,792,575	-
Exchange loss (gain)	929,121	(76,548)
Changes in operating assets and liabilities:
Trade accounts receivable	23,960,665	4,334,461
Inventories	(15,212,219)	8,412,875
Prepayments and other receivables	(1,918,491)	1,119,354
Recoverable on loan guarantee	(1,407,034)	-
Accounts and bills payable	(6,722,829)	(27,079,773)
Accrued expenses and other payables	14,374,314	14,311,002
Receipt of rental deposits	-	474,519
Net cash provided by (used in) operating activities	19,873,911	(3,225,265)
Cash flows from investing activities
Increase in pledged deposits	(3,393,661)	(3,990,958)
Payment of guaranteed loans	(7,294,672)	-
Repayment of guaranteed loans	1,524,657	-
Purchases of property, plant and equipment	(20,800,251)	(7,839,041)
Purchases of intangible assets	(336,507)	(15,939)
Repayment from advance to unrelated and related parties	-	(3,458,425)
Net cash used in investing activities	(30,300,434)	(15,304,363)

Cash flows from financing activities
Proceeds from borrowings	100,957,520	91,146,968
Repayment of borrowings	(99,514,848)	(176,578,201)
Borrowings from related parties	862,854	-
Repayment to related parties	(2,180,599)	-
Proceeds from other long-term loans	8,208,548	-
Borrowings from unrelated parties	-	114,178,847
Repayment of borrowings from unrelated parties	-	(15,715,450)
Net cash provided by financing activities	8,333,475	13,032,164
Effect of exchange rate changes on cash and cash equivalents	25,095	(52,215)
Net decrease in cash and cash equivalents	(2,067,953)	(5,549,679)
Cash and cash equivalents at the beginning of period	9,271,633	13,998,626
Cash and cash equivalents at the end of period	$7,203,680	$8,448,947
Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$4,346,894	$10,811,323

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the six months ended March 31, 2013 and 2014
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization

Principal Activities

China BAK Battery, Inc. (China BAK) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. China BAK and its subsidiaries (hereinafter, collectively referred to as the Company) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as "Li-ion" or "Li-ion cell") rechargeable batteries for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric motors, and general industrial applications.

The shares of the Company traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, when the Company obtained approval to list its common stock on The NASDAQ Global Market, and trading commenced that same date under the symbol "CBAK".

Basis of Presentation and Organization

As of March 31, 2014, the Company's subsidiaries consisted of: i) BAK International Limited (BAK International), a wholly owned limited liability company incorporated in Hong Kong on December 29, 2003 as BATCO International Limited, which changed its name to BAK International Limited on November 3, 2004; ii) Shenzhen BAK Battery Co., Ltd. (Shenzhen BAK), a wholly owned limited liability company established on August 3, 2001 in the People's Republic of China (PRC); iii) China BAK Asia Holdings Limited, a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; iv) BAK Battery (Shenzhen) Co., Ltd. (BAK Battery (SZ)), a wholly owned limited liability company established on August 15, 2005 in the PRC as BAK Electronics (Shenzhen) Co., Ltd., which changed its name to BAK Battery (Shenzhen) Co., Ltd. on March 5 2013; v) BAK International (Tianjin) Ltd. (BAK Tianjin), a wholly owned limited liability company established on December 12, 2006 in the PRC; vi) Dalian BAK Trading Co., Ltd. (BAK Dalian), a wholly owned limited company established on August 14, 2013 in the PRC; vii) Dalian BAK Power Battery Co., Ltd. (Dalian BAK Power), a wholly owned limited liability company established on December 27, 2013 in the PRC; viii) BAK Battery Canada Ltd. (BAK Canada), a wholly owned limited liability company established on December 20, 2006 in Canada as BAK Canada Battery Ltd., which changed its name to BAK Battery Canada Ltd. on December 22, 2006. The Company decided to dissolve BAK Canada due to the financial difficulties and filed for bankruptcy on March 28, 2013. As of March 31, 2014, BAK Canada still has not yet been dissolved; ix) BAK Europe GmbH (BAK Europe), a wholly owned limited liability company established in Germany on November 28, 2007; and x) BAK Telecom India Private Limited (BAK India), a wholly owned limited liability company established in India on August 14, 2008. As of March 31, 2014, BAK International beneficially owns 100% of BAK India partly through a nominee agreement with one of its employees.

BAK Tianjin was established in Tianjin Technology Industrial District on December 12, 2006 as a wholly owned subsidiary of BAK International with registered capital of $99,990,000. Pursuant to BAK Tianjin's articles of association and relevant PRC regulations, BAK International was required to contribute $20,000,000 to BAK Tianjin as capital (representing 20% of BAK Tianjin's registered capital) before March 11, 2007. An extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2007. On November 16, 2007, BAK International contributed approximately $20,000,000 capital to BAK Tianjin. The remaining $79,990,000 was originally required to be fully contributed no later than December 11, 2008 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 11, 2009. On November 16, 2009, BAK International contributed approximately $9,000,000 capital to BAK Tianjin and as of November 16, 2009, the total contribution from BAK International was $29,000,000. The remaining $70,990,000 was originally required to be fully contributed no later than December 11, 2009 and an extension from the Business Administration Bureau of Beichen District, Tianjin, was obtained to make this contribution no later than December 2012. In August 2011, BAK International contributed approximately $21,000,000 capital to BAK Tianjin and as of March 31, 2014, the total contribution from BAK International was $50,000,000. On September 17, 2012, BAK Tianjin issued an application with respect to the decrease of capital from $99,990,000 to $50,000,000. On November 27, 2012 the Business Administration Bureau of Beichen District, Tianjin, approved the request of BAK Tianjin's capital reduction. According to the approval, the BAK Tianjin's aggregate investment still remains at $99,990,000 while the registered capital was reduced to $50,000,000. BAK Tianjin is principally engaged in the manufacture of larger lithium ion batteries for use in cordless power tools and various types of vehicles. The Company intends to move most of the BAK Tianjin assets except for land use rights and buildings to BAK Dalian in fiscal year 2014.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (Continued)

Basis of Presentation and Organization (Continued)

Dalian BAK Power was established on December 27, 2013 as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000 (Note 17(i)). Pursuant to Dalian BAK Power's articles of association and relevant PRC regulations, BAK Asia was required to contribute $6,000,000 to Dalian BAK Power as capital (representing 20% of Dalian BAK Power's registered capital) on or before March 26, 2014. Up to the date of this report, the Company is in negotiation with the Business Administration Bureau of Dalian District for extension of payment of the initial capital of $6,000,000.

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

On January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International. The share swap transaction, also referred to as the reverse acquisition of the Company, was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement entered by and among China BAK, BAK International and the shareholders of BAK International on January 20, 2005. Pursuant to the Securities Exchange Agreement, the Company issued 7,965,215 shares of common stock, par value $0.001 per share, to the shareholders of BAK International (including 6,245,128 shares to the original shareholders and 1,720,087 shares to new investors who had purchased shares in the private placement described below), representing approximately 97.2% of the Company's post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of BAK International.

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
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (Continued)

Basis of Presentation and Organization (Continued)

While the 217,955 escrow shares relating to the 2005 performance threshold were previously released to Mr. Xiangqian Li, Mr. Xiangqian Li executed a further undertaking on August 21, 2006 to return those shares to the escrow agent for the distribution to the relevant investors. However, such shares were not returned to the escrow agent, but, pursuant to a Delivery of Make Good Shares, Settlement and Release Agreement between the Company, BAK International and Mr. Li entered into on October 22, 2007 (the Li Settlement Agreement), such shares were ultimately delivered to the Company as described below. Because the Company failed to satisfy the performance threshold for the fiscal year ended September 30, 2006, the remaining 217,955 escrow shares relating to the fiscal year 2006 performance threshold were released to the relevant investors. As Mr. Li has not retained any of the shares placed into escrow, and as the investors party to the Escrow Agreement are only shareholders of the Company and do not have and are not expected to have any other relationship to the Company, the Company has not recorded a compensation charge for the years ended September 30, 2005 and 2006.

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
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (Continued)

Basis of Presentation and Organization (Continued)

As of March 31, 2014, the Company has not received any claim from the other investors who have not been covered by the 2008 Settlement Agreements in the January 2005 private placement.

As the Company has transferred the 217,955 shares related to the 2006 performance threshold to the relevant investors in fiscal year 2007 and the Company also has transferred 73,749 shares relating to the 2005 performance threshold to the investors who had entered the 2008 Settlement Agreements with us in fiscal year 2008, pursuant to Li Settlement Agreement and 2008 Settlement Agreements, neither Mr. Li nor the Company has not had any remaining obligations to those related investors who participated in the Company's January 2005 private placement relating to the escrow shares.

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

The Company's condensed consolidated financial statements have been prepared under US GAAP.

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of March 31, 2014, which was derived from the Company's audited financial statements, and (b) the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company for the year ended September 30, 2013.

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

The Company has net liabilities, a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years and significant short-term debt obligations maturing in less than one year as of March 31, 2014. The Company has been suffering severe cash flow deficiencies. Because the Company defaulted on repayment of loans from Bank of China in August 2013, the Company experiencing and, the Company believes, will continue to experience significant difficulties to renew the Company’s credit facilities or refinance loans from banks. Upon request of Bank of China, Shenzhen Municipal Intermediate Court has ordered to freeze all of our properties in Shenzhen BAK Industrial Park and Tianjin Industrial Park Zone near the end of fiscal year 2013. The Company repaid our defaulted loans from Bank of China on January 9, 2014 and its frozen properties were released by the court on January 13, 2014.In order to extend bank loans to various due dates to March 2015 , the Company was required to pledge its assets in Shenzhen, including land use rights and property rights, equipment and inventories. As of March 31, 2014, the Company had access to $67.1 million in short-term credit facilities and $25.8 million in other lines of credit, almost all of which were utilized to the extent of short-term bank loans of $65.3 million and bills payable of $25.8 million, leaving only $1.8 million of short-term funds available under the Company's credit facilities for additional cash needs. These factors raise substantial doubts about its ability to continue as a going concern.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (Continued)

Basis of Presentation and Organization (Continued)

The Company intends to dispose of part of its low efficiency assets and appreciating land and properties to repay its short term debts and to provide cash for the development of more promising products such as high power batteries and electric vehicle batteries. The Company transferred its 100% equity interest in Tianjin Meicai New Materials Technology Co., Ltd (Tianjin Meicai) to an unrelated party on August 27, 2013. The Company also has intentions to dispose of its 100% equity interest in BAK International and its subsidiaries (including all their assets and liabilities), and the properties in Tianjin. Prior to the completion of these disposals, the potential buyers lent amounts to the Company.

In December 2013 and January 2014, Mr Jinghui Wang, the sole shareholder of the potential buyer of BAK International, lent a total of $83.7 million (RMB520 million to the Company which is secured by the Company's 100% equity interest in BAK International (the Shares), guaranteed by BAK International and the Company (collectively the Collateral), bearing interest at 20% per annum and repayable by March 31, 2014. In April 2014, the Company received a notice from Mr Wang following the Company's default on repayment of loans and interest accruing up to March 31, 2014 totaling $87.7 million (RMB545 million), demanding immediate payment. Up to the date of this report, Mr Wang is taking procedures to enforce his rights under the Collateral including but not limited to selling or otherwise disposing of the Shares.

In November 2013 and January 2014, Tianjin Zhantuo, the potential buyer of the Company's Tianjin campus land use rights and properties, lent a total of $19.2 million (RMB119.5 million) to the Company pursuant to a loan agreement whereby Tianjin Zhantuo agreed to provide loan financing to the Company to the extent of $20.9 million (RMB130 million) to help the Company repay the bank loans upon maturities. The loans from Tianjin Zhantuo are interest-free, secured by the other receivable due from Tianjin Zhantuo amounting to $6.4 million (RMB39.7 million) and repayable on demand.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
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

Reclassification

A provision for bad debts of $1,442,420 was erroneously included in general and administrative expense for the three and six months ended March 31, 2013. The Company has reclassified this as an offset to the recovery of bad debts.

As a result of the reclassification, the recovery of bad debts changed from $8,342,151 and $2,142,085 to $6,899,731 and $699,665 for the three and six months ended March 31, 2014 and general and administrative expenses changed from $6,750,289 to $10,531,536 to $5,307,869 and $9,089,116 for the three and six months ended March 31, 2013, respectively.

Recently Issued Accounting Standards

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The guidance should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the guidance, it should apply the guidance as of the beginning of the entity's fiscal year of adoption. The Company is assessing the impact of ASU 2013-05 on its consolidated results of operations and financial condition.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

2. Pledged Deposits

Pledged deposits as of September 30, 2013 and March 31, 2014 consisted of the following:

	September 30, 2013	March 31, 2014
Pledged deposits with banks for:
Advances from an unrelated third party (Note 10(b))	$2,450,540	$2,413,011
Bills payable	5,687,147	9,513,581
	$8,137,687	$11,926,592

3. Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2013 and March 31, 2014 consisted of the following:

	September 30, 2013	March 31, 2014
Trade accounts receivable	$61,706,474	$60,260,831
Less: Allowance for doubtful accounts	(17,734,802)	(16,132,327)
	43,971,672	44,128,504
Bills receivable	5,904,029	2,207,731
	$49,875,701	$46,336,235

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

3. Trade Accounts Receivable, net (Continued)

An analysis of the allowance for doubtful accounts is as follows:

Six months ended March 31, 2014
Balance at beginning of the period	$17,734,802
Current period provision	3,748,086
Reversal for the period:-
Recoveries by cash	(4,210,374)
Recoveries by return of products from customer	(895,378)
Credited to condensed consolidated statements of operations	(1,357,666)
Foreign exchange adjustment	(244,809)
Balance at end of the period	$16,132,327

4. Inventories

Inventories as of September 30, 2013 and March 31, 2014 consisted of the following:

	September 30, 2013	March 31, 2014
Raw materials	$9,732,211	$7,217,310
Work-in-progress	9,220,019	9,841,108
Finished goods	38,322,957	25,545,910
	$57,275,187	$42,604,328

During the three months ended March 31, 2013 and 2014, obsolete inventory write-downs to lower of cost or market of $6,520,619 and $1,008,589, respectively, were charged to cost of revenues.

During the six months ended March 31, 2013 and 2014, obsolete inventory write-downs to lower of cost or market of $25,795,764 and $5,647,009, respectively, were charged to cost of revenues.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

5. Prepayments and Other Receivables

	Note	September 30, 2013	March 31, 2014
Prepayments for raw materials and others		$3,466,177	$1,637,881
Staff advances		701,923	985,344
Prepaid operating expenses		292,049	129,294
Advance to an unrelated third party	(a)	1,169,798	3,204,102
Advance to a related party	(b)	885,052	2,287,903
Consideration receivable	(c)	6,483,507	6,384,215
Net assets of BAK Canada held by trustee	(d)	1,043,833	1,297,937
Value added tax recoverable		4,295,390	3,796,135
Rental receivable from Research and Development Test Centre		37,239	338,125
Others		1,371,790	1,610,349
		19,746,758	21,671,285
Less: Allowance for doubtful accounts		(1,980,914)	(1,939,655)
		$17,765,844	$19,731,630

(a)	Advances to unrelated third parties were interest-free, unsecured and repayable on demand.
(b)

As of September 30 and March 31, 2014, the Company advanced to Tianjin BAK New Energy Research Institute Co., Ltd (Tianjin New Energy), a related party under the common control of Mr. Xiangqian Li (Mr. Li), the Company's CEO, an amount of $885,052 and $2,287,903 respectively which were interest-free, unsecured and repayable on demand.

(c)

On August 27, 2013, the Company completed the equity transfer of Tianjin Meicai to Tianjin Zhantuo International Trading Co., Ltd. (Tianjin Zhantuo), an unrelated third party. As of September 30, 2013 and March 31, 2014, the remaining consideration receivable was $6,483,507 and $6,384,215 (RMB39.7 million). The amount was interest-free, repayable on September 26, 2013 (30 days upon completion) and pledged for advance from Tianjin Zhantuo (Note 10(e)).

(d)	BAK Canada filed for bankruptcy on March 28, 2013. As of September 30, 2013 and March 31, 2014, its net assets were held under the custody of its trustee.

An analysis of the allowance for doubtful accounts is as follows:

Six months ended March 31, 2014
Balance at beginning of the period	$1,980,914
Provision for the period	20,667
Recovery for the period	(31,805)
Foreign exchange adjustment	(30,121)
Balance at end of the period	$1,939,655

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

6. Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2013 and March 31, 2014 consisted of the following:

	September 30, 2013	March 31, 2014
Buildings	$152,128,751	$153,178,821
Machinery and equipment	125,617,004	123,860,772
Office equipment	2,520,480	2,925,405
Motor vehicles	1,722,492	1,736,098
	281,988,727	281,701,096
Accumulated depreciation	(123,715,978)	(127,006,350)
Construction in progress	11,321,396	18,802,597
Prepayment for acquisition of property, plant and equipment	558,013	3,970,186
Carrying amount	$170,152,158	$177,467,529

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

6. Property, Plant and Equipment, net (Continued)

(i)	Depreciation expense is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2014	2013	2014
Cost of revenues	$3,452,718	$1,716,070	$7,394,524	$3,290,721
Research and development expenses	143,699	132,043	280,416	247,554
Sales and marketing expenses	34,271	28,061	66,853	56,837
General and administrative expenses	809,783	840,414	1,616,448	1,690,180
	$4,440,471	$2,716,588	$9,358,241	$5,285,292

(ii)

The Company's Research and Development Test Centre in Shenzhen was completed in July 2013. The Company leased out a substantial part of the Research and Development Test Centre to third party tenants, for a period from three to ten years, and recognized rental income of $1.4 million for the three months ended March 31, 2014 and $2.6 million for the six months ended March 31, 2014. As of September 30, 2013 and March 31, 2014, the Company had also received $715,398 and $1,200,176, respectively in rental deposits from its tenants.

The following schedule provides an analysis of the Company's investment in property on operating leases by major classes as of March 31, 2014:

Buildings	$44,619,829
Less: Accumulated depreciation	(605,555)
$44,014,274

The following is a schedule by years of minimum future rentals on noncancelable operating leases as of March 31, 2014.

Year ending September 30,
2014	$2,869,498
2015	5,738,995
2016	5,712,258
2017	5,274,237
2018	4,743,803
Later years	6,270,239
$30,609,030

(iii)	Construction in Progress

Construction in progress as of September 30, 2013 and March 31, 2014 was mainly comprised of capital expenditures for the automation production line of BAK Tianjin and the site of Dalian BAK Power.

For the three months ended March 31, 2013 and 2014, the Company capitalized interest of $659,803 and $85,420, respectively, to the cost of construction in progress.

For the six months ended March 31, 2013 and 2014, the Company capitalized interest of $1,369,663 and $318,500, respectively, to the cost of construction in progress.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

6. Property, Plant and Equipment, net (Continued)

(iv)	Impairment charge

During the course of the Company's strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company's property, plant and equipment. The impairment charge, if existed, represented the excess of carrying amounts of the Company's property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company's production facilities. The Company charged impairment losses of $11.4million and $11.4million for the three and six months ended March 31, 2013, respectively. The impairment charge represented the excess of carrying amounts of the Company's property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company's production facilities in Shenzhen primarily for the production of aluminum-case cells. The Company believes that there was no further impairment for the three and six months ended March 31, 2014.

7. Prepaid Land Use Rights, net

Prepaid land use rights as of September 30, 2013 and March 31, 2014 consisted of the followings:

	September 30, 2013	March 31, 2014
Prepaid land use rights	$26,531,009	$26,124,697
Accumulated amortization	(3,861,916)	(4,065,580)
	$22,669,093	$22,059,117
Less: Classified as current assets	(736,334)	(744,495)
	$21,932,759	$21,314,622

Amortization expenses of the prepaid land use rights were $391,519 and $133,285 for the three months ended March 31, 2013 and 2014 and $577,454 and $268,008 for the six months ended March 31, 2013 and 2014, respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

8. Intangible Assets, net

Intangible assets as of September 30, 2013 and March 31, 2014 consist of the following:

	September 30, 2013	March 31, 2014
Trademarks, computer software and technology	$1,430,756	$1,424,475
Accumulated amortization	(699,872)	(782,368)
	$730,884	$642,107

Intangible assets represent the trademarks, computer software and technology used for battery production and research.

Amortization expenses were $54,149 and $46,279 for the three months ended March 31, 2013 and 2014 and $86,817 and $95,061 for the six months ended March 31, 2013 and 2014, respectively.

9. Short-term Loans

As of September 30, 2013 and March 31, 2014, the Company had several short-term bank loans with aggregate outstanding balances of $151,404,677 and $65,312,163, respectively. The loans were primarily obtained for general working capital, carried at interest rates ranging from 5.88% to 15.00% per annum, and had maturity dates ranging from 9 to 12 months. The loans are guaranteed by Mr. Li, the Company's CEO, BAK International (TJ) Ltd and BAK International Ltd. These facilities were also secured by the Company's assets with the following carrying values:

	September 30, 2013	March 31, 2014
Inventories	$24,505,399	$16,086,740
Accounts receivable, net	31,392,774	-
Machinery and equipment, net	12,211,038	3,120,875
Land use rights, buildings and construction in progress of BAK Industrial Park	87,763,440	85,198,358
Land use rights and buildings of Research and Development Test Centre	43,143,525	-
Land use rights #1 and buildings of Tianjin Industrial Park Zone	17,857,940	-
	$216,874,116	$104,405,973

During the three months ended March 31, 2013 and 2014, interest expenses of $2,519,625 and $1,845,480, respectively, were incurred on the Company's short-term bank borrowings.

During the six months ended March 31, 2013 and 2014, interest expenses of $5,716,558 and $4,591,849, respectively, were incurred on the Company's short-term bank borrowings.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

10. Other short-term loans, Accrued Expenses and Other Payables

(i)	Other short-term loans as of September 30, 2013 and March 31, 2014 consisted of the following:

		Note	September 30, 2013	March 31, 2014

–	Shenzhen Huo Huang Import & Export Co., Ltd.	(a)	$24,160,595	$21,458,008

–	Gold State Securities Limited	(b)	2,450,540	2,413,011
–	Shenzhen Wellgain Industrial Co., Ltd.	(c)	816,847	-
–	Shenzhen De Dao Trading Co., Ltd. (former supplier of the Company)		816,847	-
–	Mr. Jinghui Wang	(d)	-	83,651,046
–	Tianjin Zhantuo International Trading Co., Ltd	(e)	-	19,223,654
–	Others		37,493	-
			$28,282,322	$126,745,719

(ii) Accrued expenses and other payables as of September 30, 2013 and March 31, 2014 consisted of the following:

	Note	September 30, 2013	March 31, 2014

Construction costs payable		$5,894,919	$13,313,921
Equipment purchase payable		5,359,816	5,280,788
Customer deposits		2,038,387	3,178,037
Other payables and accruals	(f)	5,400,459	7,953,461
Accrued loan interest	(g)	246,027	6,394,145
Accrued staff costs		3,869,318	4,026,506
Other long-term payables, current portion (Note 12)		24,525,004	24,149,414
Deferred revenue, current portion		346,509	341,203
		$47,680,439	$64,637,47	5

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

10. Other short-term loans, Accrued Expenses and Other Payables (Continued)

As of September 30, 2013 and March 31, 2014, the Company had advances from unrelated parties of $28,282,322 and $126,745,719, respectively, all of which are unsecured, non- interest bearing and repayable on demand except for:

(a)	A loan from Shenzhen Huo Huang Import & Export Co., Ltd. (Huo Huang) that bears interest at 18% per annum;

(b)

A loan from Gold State Securities Limited that bears interest at 2.31% per annum, secured by fixed deposits of the same amount plus interest placed with a bank (Note 2) and guaranteed by Mr. Xiangqian Li;

(c)

A loan of $3,267,387 (RMB20 million) from Shenzhen Wellgain Industrial Co., Ltd. which was interest bearing at 0.5% per month and repayable by July 9, 2013, guaranteed by Mr. Xiangqian Li and Mr. Chunzhi Zhang. The Company repaid principal of $2,450,540 and default interest of $201,958 prior to September 30, 2013, and repaid the remaining balance of $816,847 on October 21, 2013;

(d)

Pursuant to loan agreements dated December 17, 2013 and January 8, 2014 with Mr. Jinghui Wang, the sole shareholder of the potential buyer of BAK International, whereby Mr. Wang agreed to lend the Company a total of $83.7 million (RMB520 million) which is secured by the Company's 100% equity interest in BAK International and guaranteed by BAK International and the Company, bearing interest at 20% per annum and repayable by March 31, 2014 (Note 1);

(e)

On November 18, 2013, the Company entered into a Memorandum of Understanding agreement with Tianjin Zhantuo. Pursuant to the agreement, the Company is planning to sell its Tianjin campus land use rights and properties at RMB150 million (approximately $24.1 million) to Tianjin Zhantuo. Prior to the completion of the transaction, Tianjin Zhantuo agreed to provide loan financing to the Company to the extent of $20.9 million (RMB130 million) to help the Company repay the bank loans upon maturities. On November 20, 2013 and January 20, 2014, the Company and Tianjin Zhantuo entered into loan agreements relating to loans in the amount of $19.2 million (RMB119.5 million), which are interest-free, secured by the other receivable due from Tianjin Zhantuo amounting $6.4 million (RMB39.7 million) (Note 5(c)) and repayable on demand;

(f)	Other payables and accruals as of September 30, 2013 and March 31, 2014 included a payable for liquidated damages of approximately $1,210,000.

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the 2006 Form 10-K). After the filing of the 2006 Form 10-K, the Company's previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of September 30, 2013 and March 31, 2003, no liquidated damages relating to both events have been paid.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

10. Other short-term loans, Accrued Expenses and Other Payables (Continued)

(f)	(Continued)

On November 9, 2007, the Company completed a private placement for the gross proceeds to the Company of $13,650,000 by selling 3,500,000 shares of common stock at the price of $3.90 per share. Roth Capital Partners, LLC acted as the Company's exclusive financial advisor and placement agent in connection with the private placement and received a cash fee of $819,000. The Company may have become liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that the Company filed pursuant to a registration rights agreement that the Company entered into with such shareholders in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto was not declared effective by the SEC by the 100th calendar day after the closing of the Company's private placement on November 9, 2007, or the Effectiveness Deadline, then the Company would be liable to pay partial liquidated damages to each such investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased on the one month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline and the time that the Company is no longer required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on each of the following dates: the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (pro rated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that the Company no longer is required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations. Such liquidated damages would bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of September 30, 2013 and March 31, 2014, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals; and

(g)

The balance as of March 31, 2014 mainly represented accrued interest of $2.1 million and $4.0 million on borrowings from Shenzhen Huo Huang Import & Export Co., Ltd. and Mr. Jinghui Wang, respectively.

During the three months ended March 31, 2013 and 2014, interest expense of $nil and $4,994,006, respectively, was incurred on the Company's advances from unrelated third parties.

During the six months ended March 31, 2013 and 2014, interest expense of $nil and $6,537,974, respectively, was incurred on the Company's advances from unrelated third parties.

11. Deferred Revenue

Deferred revenue mainly represents a government grant subsidy of $9.0 million (RMB56 million) for costs of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon of 35 years.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

12. Other Long-term Payables

Other long-term payables as of September 30, 2013 and March 31, 2014 consist of the following:

	September 30, 2013	March 31, 2014
Advances from the Management Committee of Dalian Economic Zone (the Management Committee)	$24,505,399	$24,130,110
Government subsidies received for:-
- Automated high-power lithium battery project from the National Development and Reform Commission and Ministry of Industry and Information Technology	8,145,594	8,020,848
- New energy innovation project from the Ministry of Finance	340,217	335,006
- Various lithium battery related projects from various government authorities	14,448,005	15,347,744
Others	32,252	7,926
	$47,471,467	$47,841,634
Less: Current portion (Note 10)	(24,525,004)	(24,149,414)
	$22,946,463	$23,692,220

Note:

The Management Committee provided a subsidy of RMB150 million to finance the removal of the Company's production facilities from Tianjin to Dalian. The Company expects that the removal will commence in June 2014 and be completed by September 2014.

The Company will recognize these grants as income or offset against related expenditures when there are no present or future obligations for the subsidized projects.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

13. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a) Income taxes in the condensed consolidated statements of comprehensive loss

The Company's provision for income taxes consisted of:

	Three Months ended March 31,		Six Months ended March 31,
	2013	2014	2013	2014
PRC income tax:
Current	$212,816	$-	$244,823	$16,474
Deferred	5,781,450	-	5,781,450	-
	$5,994,266	$-	$6,026,273	$16,474

United States Tax
China BAK is subject to statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three and six months ended March 31, 2013 and 2014.

Canada States Tax
BAK Canada is subject to statutory tax rate of 38% under Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the three and six months ended March 31, 2013 and 2014.

German States Tax
BAK Europe is subject to 25% statutory tax rate under Germany tax law for the three and six months ended March 31, 2013 and 2014.

India Tax
BAK India is subject to 30% statutory tax rate under India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the three and six months ended March 31, 2013 and 2014.

Hong Kong Tax
BAK International and China Asia are subject to Hong Kong profits tax rate of 16.5% . There is no taxable income for both companies for the three and six months ended March 31, 2013 and 2014, thus both companies did not incur any Hong Kong profits tax during the periods presented.

PRC Tax
Shenzhen BAK is entitled to a preferential enterprise income tax rate of 15% for the three and six months ended March 31, 2013 and 2014.

BAK Electronics, BAK Tianjin, BAK Dailin and Dailin BAK Power are subject to an income tax rate of 25%. BAK Electronics and BAK Tianjin did not incur any enterprise income tax for the current period due to cumulative tax losses.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

13. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (Continued)

(a) Income taxes in the condensed consolidated statements of comprehensive loss (Continued)

A reconciliation of the provision for income taxes determined at the statutory income tax to the Company's income tax expenses as follows:

	Three Months ended March 31,		Six Months ended March 31,
	2013	2014	2013	2014
Loss before income taxes	$(13,694,111)	$(9,264,785)	$(41,827,854)	$(14,530,353)

United States federal corporate income tax rate	35%	35%	35%	35%
Income tax computed at United States statutory corporate income tax rate	(4,792,939)	(3,242,675)	(14,639,749)	(5,085,624)
Reconciling items:
Valuation allowance on deferred tax assets	5,780,842	2,263,757	5,781,450	3,208,481
Rate differential for PRC earnings	2,726,524	905,850	8,061,891	1,402,408
Non-deductible expenses	2,245,771	62,897	6,533,103	465,630
Share based payment	34,068	10,171	76,434	25,579
Under-provision in prior year	-	-	213,144	-
Income tax expenses	$5,994,266	$-	$6,026,273	$16,474

As of September 30, 2013 and March 31, 2014, the Company's U.S. entity, had net operating loss carry forwards of $2,511,374 and $3,051,477, respectively, available to reduce future taxable income which will expire in various years through 2030 and the Company's PRC subsidiaries had net operating loss carry forwards of $105,668,004 and $119,319,489 which will expire in various years through 2018. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

13. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (Continued)

(b) Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2013 and March 31, 2014 are presented below:

	September 30, 2013	March 31, 2014
Deferred tax assets
Short-term
Trade accounts receivable	$5,530,324	$5,079,771
Inventories	5,365,802	5,907,398
Accrued expenses and other payables	865,002	914,393
Valuation allowance	(11,761,128)	(11,901,562)
Short-term deferred tax assets	-	-
Long-term
Property, plant and equipment	17,826,415	17,512,788
Net operating loss carried forward	26,833,658	30,516,874
Valuation allowance	(44,660,073)	(48,029,662)
Long-term deferred tax assets	-	-
Total net deferred tax assets	$-	$-
Deferred tax liabilities:
Long-term - Property, plant and equipment	$(779,814)	$(767,872)
Net deferred tax liabilities	$(779,814)	$(767,872)

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

13. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (Continued)

As of September 30, 2013 and March 31, 2014, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the periods ended March 31, 2013 and 2014, and no provision for interest and penalties is deemed necessary as of March 31, 2013 and 2014.

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

Stock Option Plan

In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan (the Plan). The Plan originally authorized the issuance of up to 800,000 shares of the Company's common stock, pursuant to stock options granted under the Plan, or as grants of restricted stock. The exercise price of options granted pursuant to the Plan must be at least equal to the fair market value of the Company's common stock at the date of the grant. Fair market value is determined at the discretion of the designated committee on the basis of reported sales prices for the Company's common stock over a ten-business-day period ending on the grant date. The Plan will terminate on May 16, 2055. On July 28, 2008, the Company's stockholders approved certain amendments to the Plan, including an amendment increasing the total number of shares available for issuance under the Plan to 1,600,000.

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

A summary of share option plan activity for these options during the six months ended March 31, 2014 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise price	remaining	intrinsic
	shares	per share	contractual term	value (1)
Outstanding as of October 1, 2013	136,560	$14.05	2.7 years
Exercised	-	-
Cancelled	-	-
Forfeited	(131,960)	-
Outstanding as of March 31, 2014	4,600	$14.05	2.2 years	$-
Exercisable as of March 31, 2014	4,600	$14.05	2.2 years	$-

(1)	The intrinsic values of option at March 31, 2014 was zero since the per share market value of common stock of $3.0 was lower than the exercise price of the option of $14.05 per share.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

14. Share-based Compensation (Continued)

(i) Options (Continued)

The weighted average grant-date fair value of options granted on June 22, 2009 was $12.30 per share. The Company recorded non-cash share-based compensation expense of $70,241 and $21,174 for the three months ended March 31, 2013 and 2014, and $156,823 and of $54,106 for the six months ended March 31, 2013 and 2014, respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of March 31, 2014, there were unrecognized compensation costs of $11,042 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.5 year.

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

A summary of share option plan activity for these options during the six months ended March 31,2013 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2013	20,000	$12.15	4.0 years
Exercised	-	-
Cancelled	-	-
Forfeited	-	-
Outstanding as of March 31, 2014	20,000	$12.15	3.5 years	$-
Exercisable as of March 31, 2014	20,000	$12.15	3.5 years	$-

(1)	The intrinsic values of option at March 31, 2014 was zero since the per share market value of common stock of $3.0 was lower than the exercise price of the option of $12.15 per share.

The weighted average grant-date fair value of options granted on April 8, 2010 was $7.05 per share. The Company recorded non-cash share-based compensation expense of $2,820 and nil for the three months ended March 31, 2013 and 2014 and $7,330 and nil for the six months ended March 31, 2013 and 2014, respectively, in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

14. Share-based Compensation (Continued)

(i) Options (Continued)

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

As of March 31, 2014, there were no unrecognized compensation costs related to the above non-vested share options.

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

The Company recorded non-cash share-based compensation expense of $24,278 and $7,887 for the three months ended March 31, 2013 and 2014 and $54,232 and $18,976 for the six months ended March 31, 2013 and 2014, respectively, in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of March 31, 2014, there was unrecognized stock-based compensation costs of $4,624 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 0.5 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the three and six months ended March 31, 2013 and 2014.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

15. Net Loss Per Share

The following is the calculation of net loss per share:

	Three months ended March 31,		Six months ended March 31,
	2013	2014	2013	2014
Net loss	$(19,688,377)	$(9,264,785)	$(47,854,127)	$(14,546,827)

Weighted average shares used in basic
and diluted computation	12,619,597	12,619,597	12,619,597	12,619,597

Loss per share Basic and diluted	$(1.56)	$(0.73)	$(3.79)	$(1.15)

For the three and six months ended March 31, 2014, the outstanding 24,600 stock options and 10,000 restricted stock were anti-dilutive and excluded from diluted net loss per share.

For the three months ended March 31, 2013, the outstanding 791,671 stock options and 30,000 restricted stock were anti-dilutive and excluded from diluted net loss per share. For the six months ended March 31, 2013, the outstanding 156,560 stock options and 30,000 shares of restricted stock were anti-dilutive and excluded from diluted net loss per share.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

16. Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. Certain current assets and current liabilities are financial instruments. Management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rates are equivalent to interest rates currently available. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts receivable, other receivables, short-term bank loans, short-term loans, other long-term payable, accounts and bills payable and other payables, approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

17. Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2013 and March 31, 2014, the Company had the following contracted capital commitments:

	September 30, 2013	March 31, 2014
For construction of buildings	$321,668	$1,962,824
For purchase of equipment	1,174,695	1,060,891
Capital injection to Dalian BAK Power (Note 1)	-	30,000,000
	$1,496,363	$33,023,715

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

17. Commitments and Contingencies (Continued)

(ii) Land Use Rights and Property Ownership Certificate

As of March 31, 2013 and 2014, the Company had not obtained property ownership certificates relating to certain buildings of the BAK Industrial Park in Shenzhen with carrying amounts of $18,248,553 and $17,356,396, respectively. The application for these property ownership certificates is still in process.

On July 26, 2013, the Company purchased a new insurance policy for its manufacturing facilities at BAK Industrial Park in Shenzhen, China. Under the new insurance policy entered into with Ping An Property & Casualty Insurance Company of China, Ltd, the insured amount for the manufacturing facilities at BAK Industrial Park is RMB663,612,000 (approximately $106.8 million) for the period from July 27, 2013 to July 26, 2014.

On July 2, 2013, the Company also acquired an insurance policy from Ping An Property & Casualty Insurance Company of China, Ltd. for the Company's manufacturing facilities in Tianjin in the amount of RMB243,093,819 (approximately $39.1 million) for the period from July 2, 2013 to July 2, 2014.

(iii) Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees of bank borrowings with a maximum obligation period of from one to three years to certain parties to the maximum extent as follows:

	September 30,	March 31,
Guarantee for	2013	2014	Guarantee Period
Tianjin Huaxiahongyuan Ltd. - a non-related party	$2,450,540	$2,413,011	5/22/13-5/21/16
Shenzhen Yasu Technology Co. Ltd. - a non-related party	8,985,314	8,847,707	5/25/12-6/24/16
Shenzhen Langjin - a non-related party	9,802,159	9,652,044	8/15/11-8/14/14
Hubei Yanguang Energy Technology Co. Ltd. a non-related party	4,901,080	4,826,022	4/3/13-4/2/16
Tianjin BAK New Energy Research Institute Co., Ltd.- a related party	4,901,080	4,826,022	7/11/13-7/10/16
	$31,040,173	$30,564,806

On April 25, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from China Minsheng Banking Corp., Ltd, in the amount of $2.4 million by Tianjin Huaxiahongyuan Ltd. (Tianjin Huaxiahongyuan), one of the Company's prospective suppliers of chemical raw materials such as lithium cobalt oxides, for the period from April 25, 2012 to April 25, 2015. On May 17, 2013, the Company executed a new guarantee contract with Bank of Dalian to replace the existing guarantee contract with the same terms and conditions from May 22, 2013 to May 21, 2016. Under this guarantee contract, the Company shall perform all obligations of Tianjin Huaxiahongyuan under the loan contract if Tianjin Huaxiahongyuan fails to perform its obligations as set forth in the loan contract.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

17. Commitments and Contingencies (Continued)

(iii) Guarantees (Continued)

On May 25, 2012, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Bank of China Shenzhen Branch in the amount of $3.2 million by Shenzhen Yasu Technology Co. Ltd. ( Shenzhen Yasu ), one of the Company's prospective suppliers of chemical raw materials such as lithium cobalt oxides, for the period from May 25, 2012 to May 25, 2015. Under this guarantee contract, the Company shall perform all obligations of Shenzhen Yasu under the loan contract if Shenzhen Yasu fails to perform its obligations as set forth in the loan contract.

The Company renewed a guarantee contract to serve as the guarantor for the bank loan which expired on June 20, 2013, borrowed from Ping An Bank (Shenzhen Pinghu Branch) in the amount of $5.6 million by Shenzhen Yasu one of the Company's prospective suppliers of chemical raw materials such as lithium cobalt oxides, originally for the period from June 25, 2012 to June 25, 2015 and extended to June 24, 2016. Under this guarantee contract, the Company shall perform all obligations of Shenzhen Yasu under the loan contract if Shenzhen Yasu fails to perform its obligations as set forth in the loan contract.

On August 15, 2011, the Company entered into a guarantee contract to serve as the guarantor for the bank loan borrowed from Agricultural Bank of China Shenzhen Branch in the amount of $9.7 million by Shenzhen Langjin Technology Development Co. Ltd. ( Shenzhen Langjin ), one of the Company's prospective suppliers of chemical raw materials such as battery separator paper, for the period from August 15, 2011 to August 14, 2014. Under this guarantee contract, the Company shall perform all obligations of Shenzhen Langjin under the loan contract if Shenzhen Langjin fails to perform its obligations as set forth in the loan contract.

On April 3, 2013, the Company entered into a guarantee agreement with Jilin Province Trust & Investment Co., Ltd, under which the Company agrees to guarantee loans to its chemical raw material supplier, Hubei Yanguang Energy Technology Co. Ltd., a non-related party, to the extent of RMB30 million (approximately $4.8 million) that it owes to other parties. The guarantee period is from April 3, 2013 to April 2, 2016. The Company believes that Hubei Yanguang Energy Technology Co. Ltd owns assets including land use rights covering an area of approximately 1,330,000 square meters and buildings thereon in Hubei, the PRC, and should be financially capable to repay the above mentioned loans upon maturity in April 2014.

It is a common practice among companies in the region of China where the Company is located to provide guarantees for bank debts of existing or prospective business partners with no consideration given. It is considered a favor for favor business practice and is commonly required by the lending banks in these cases.

The Company has also guaranteed the loans of a related party under the common control of Mr. Xiangqian Li in the amount of approximately $4.9 million and $4.8 million as of September 30, 2013 and March 31, 2014, respectively.

Tianjin BAK New Energy Research Institute Co., Ltd (Tianjin BAK) is a company under the common control of Mr Xianqian Li, the Company's CEO. The Company entered into various guarantee contracts to serve as the guarantor for the bank loans borrowed from Bank of Dalian by Tianjin BAK in the amount of $4.8 million with the guarantee period from July 11, 2013 to July 10, 2016.

On January 5, 2013, the Company received a notice that the Shenzhen Langjin Technology Development Co. Ltd. had defaulted on their loan guaranteed by the Company and two other companies and demanded immediate payment of the full guaranteed amount RMB60 million (US$9.7 million) from the Company and two other co-guarantors. As the two other co-guarantors had the ability to only pay RMB14 million (US$2.3 million) , the Company was demanded to pay the remaining balance. During fiscal 2013, the Company has fully repaid China Agricultural Bank an amount of RMB46,490,253 ($7.5 million). The Company was able to recover an indemnification amount from Shenzhen Langjin that totaled RMB46,456,681 ($7.5 million).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

17. Commitments and Contingencies (Continued)

(iii) Guarantees (Continued)

During the three months ended March 31, 2013 and 2014, the Company recorded a reversal of loss arising from loan guarantees of $4.6 million and nil, respectively.

During the six months ended March 31, 2013 and 2014, the Company recorded a net loss arising from loan guarantees of $2.8 million and nil, respectively.

As of March 31, 2014 and as of the filing date of this form 10-Q, the Company has assessed the performance risk of these guarantees and the fair value of the obligation arising there from and has considered it is immaterial to the consolidated financial statements. Therefore, except for the obligations relating to Shenzhen Langjin, no obligations in respect of the above guarantees were recognized as of March 31, 2014.

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

The Company's outstanding discounted and transferred bills as of September 30, 2013 and March 31, 2014 are summarized as follows:

	September 30, 2013	March 31, 2014
Bank acceptance bills	$20,307,818	$6,086,014

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

China BAK Battery, Inc. has been named as a second defendant in the case of Safeco Ins. Co. of Am. v. Hewlett-Packard Co. et al., filed in the Superior Court of the State of California, County of Ventura. It is an action for negligence and strict product liability. The plaintiff alleges that a product manufactured by the Company was used in a Hewlett Packard laptop, which malfunctioned and caused fire damage in the home of a consumer (the Plaintiff's insured). The total damages sought are $126,978, plus interest and fees. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend itself in this lawsuit.

An individual named Steven R. Ruth filed suit against China BAK Battery, Inc. in United States District Court for the Western District of Texas in 2013 alleging breach of contract. The Company did not receive notice of this lawsuit and the plaintiff sought a default judgment, which the court granted in January 2014. Accordingly, the court entered judgment in favor of Mr. Ruth in the amount of $442,629. The Company later learned of the existence of both the lawsuit and the default judgment and it is seeking to have the default judgment vacated so it will have the opportunity to defend against the lawsuit. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend itself in this lawsuit. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend itself in this lawsuit.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

18. Significant Concentrations

(a) Customers and Credit Concentrations

The Company had nil and two customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2013 and 2014, respectively, as follows:

	Three months ended March 31,
	2013			2014
Jiangsu Huatiantong Technology Limited.	$	*	*	$3,477,100	10.14%
Dongguan Yulong Telecom Technology Co., Ltd.		*	*	3,720,890	10.85%

*Comprised less than 10% of net revenue for the respective periods.

The Company had two customers that individually comprised 10% or more of net revenue for the six months ended March 31, 2013 and 2014 as follows:

		Six months ended March 31,
	2013			2014
Jiangsu Huatiantong Technology Limited.	$	*	*	$8,281,999	10.80%
Tinno Mobile Techonlogy Company Limited.		*	*	9,491,721	12.38%
Dongguan Yulong Telecom Technology Co., Ltd.		12,628,627	11.71%	*	*
Shenzhen Fuheqing Industrial Development Co., Ltd		10,824,312	10.04%	*	*

*Comprised less than 10% of net revenue for the respective periods.

The Company had two and one customers that individually comprised 10% or more of accounts receivable as of September 30, 2013 and March 31, 2014, respectively, as follows:

	September 30, 2013		March 31, 2014
Shenzhen DRN Battery Co., Ltd.	$7,365,219	14.77%	$	*	*
Beijing Beny Wave Technology Ltd.	6,811,680	13.66%		5,305,866	11.45%

*Comprised less than 10% of accounts receivable as of March 31, 2014.

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2013 and March 31, 2014, substantially all of the Company's cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

19. Segment Information

The Company used to engage in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company's products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Starting from the three months ended December 31, 2013, the Company is also engaged in the business segment of property lease and management on its Research and Development Centre in Shenzhen, which was completed in July 2013. Net revenues for the three and six months ended March 31, 2013 and 2014 were as follows:

Net revenues from manufacture of batteries by-products:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2014	2013	2014
Prismatic cells
Aluminum-case cell	$8,986,832	$8,000,449	$18,303,369	$21,124,890
Battery pack	17,384,183	15,591,339	39,820,973	32,749,590
Cylindrical cells	10,692,127	486,376	30,291,672	5,936,609
Lithium polymer cells	2,916,123	5,582,513	9,851,606	7,182,357
High-power lithium battery cells	4,087,226	3,178,081	9,531,232	7,050,958
Total	$44,066,491	$32,838,758	$107,798,852	$74,044,404

Net revenues from manufacture of batteries by geographical areas:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2014	2013	2014
PRC Mainland	$35,508,879	$27,688,156	$84,503,460	$61,212,919
PRC Taiwan	1,384,986	327,020	7,193,954	2,307,949
India	2,010,943	899,638	5,066,831	1,155,819
Hong Kong, China	2,333,305	1,407,001	6,330,677	3,906,355
Others	2,828,378	2,516,943	4,703,930	5,461,362
Total	$44,066,491	$32,838,758	$107,798,852	$74,044,404

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

19. Segment Information (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2014	2013	2014
Revenues
Manufacture of lithium ion rechargeable batteries	$44,066,491	$32,838,758	$107,798,852	$74,044,404
Property lease and management	-	1,444,596	-	2,609,427
Total	$44,066,491	$34,283,354	$107,798,852	$76,653,831
Depreciation
Manufacture of lithium ion rechargeable batteries	$4,440,471	$2,408,074	$9,358,241	$4,667,757
Property lease and management	-	308,514	-	617,535
Total	$4,440,471	$2,716,588	$9,358,241	$5,285,292
Prepaid land use right amortization
Manufacture of lithium ion rechargeable batteries	$391,519	$133,285	$577,454	$268,008
Property lease and management	-	-	-	-
Total	$391,519	$133,285	$577,454	$268,008
Intangible assets amortization
Manufacture of lithium ion rechargeable batteries	$54,149	$46,279	$86,817	$95,061
Property lease and management	-	-	-	-
Total	$54,149	$46,279	$86,817	$95,061
Interest expense, net of amounts capitalized
Manufacture of lithium ion rechargeable batteries	$1,874,722	$6,754,067	$4,346,894	$10,811,323
Property lease and management	-	-	-	-
Total	$1,874,722	$6,754,067	$4,346,894	$10,811,323
Net income (loss)
Manufacture of lithium ion rechargeable batteries	$(19,688,377)	$(10,400,867)	$(47,854,127)	$(16,538,719)
Property lease and management	-	1,136,082	-	1,991,892
	$(19,688,377)	$(9,264,785)	$(47,854,127)	$(14,546,827)
Expenditures for identifiable long-lived tangible assets
Manufacture of lithium ion rechargeable batteries	$10,237,895	$4,435,633	$20,800,251	$4,612,709
Property lease and management	-	-	-	3,226,332
Total	$10,237,895	$4,435,633	$20,800,251	$7,839,041

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

19. Segment Information (Continued)

	September 30,	March 31,
	2013	2014
Total assets
Manufacture of lithium ion rechargeable batteries	$307,849,307	$283,667,983

Property lease and management	32,755,873	45,548,502
Total	$340,605,180	$329,216,485

20. Subsequent Events

As described in Notes 1 and 10(d) in respect of advance from Mr. Wang, on April 24, 2014, the Company received a notice from Mr. Wang (the “Default Notice”), dated April 10, 2014, that Shenzhen BAK was in default of the Loans for failure to repay the principal and accrued interest in the total sum of RMB545,263,441 (the “Default Amount”), of which RMB520 million is the principal and RMB25,263,441 is the accrued interest calculated up to March 31, 2014, to Mr. Wang. The Company is negotiating with Mr. Wang for a settlement of amounts owed by us under the Loan Agreements, and following receipt of the Default Notice. The Company cannot, however, give assurance that we and Mr. Wang will be able to reach a mutually satisfactory settlement agreement. If no settlement is reached, Mr. Wang may foreclose on the ownership of BAK International, which constitutes a substantial portion of the Company’s assets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as believe, expect, anticipate, project, target, plan, optimistic, intend, aim, will or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “Company”,“we”, “us” and “our” are to the combined business of China BAK Battery, Inc., a Nevada corporation, and its consolidated subsidiaries;
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
  “BAK Tianjin” are to our PRC subsidiary, BAK International (Tianjin) Ltd.;
  “BAK Battery” are to our PRC subsidiary, BAK Battery (Shenzhen) Co., Ltd.;
  “BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;
  “BAK Dalian” are to our PRC subsidiary, Dalian BAK Trading Co., Ltd.;
  “Dalian BAK” Power are to our PRC subsidiary, Dalian BAK Power Battery Co., Ltd;
  “China” and “PRC” are to the People's Republic of China;
  “RMB” are to Renminbi, the legal currency of China;
  “U.S. dollar”, “$” and “US$” are to the legal currency of the United States;
  “SEC” are to the United States Securities and Exchange Commission;
  “Securities Act” are to the Securities Act of 1933, as amended; and
  “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

On December 27, 2013, Dalian BAK Power, a wholly owned subsidiary of BAK Asia, was incorporated in Dalian. Dalian BAK Power is expected to be engaged in manufacturing the high power batteries.

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

We conduct all of our manufacturing operations in China, in close proximity to China's electronics manufacturing base and its rapidly growing market. Historically, we have primarily manufactured prismatic lithium-ion cells for the cellular phone replacement battery market and the OEM market. Our products are packed into batteries by third-party battery pack manufacturers in accordance with the specifications of manufacturers of portable electronic applications. At the request of our customers that order prismatic battery packs, we assemble our prismatic cells into battery packs at our Shenzhen facility or engage battery pack manufacturers to assemble our cells into batteries for a fee, and then sell battery packs to these customers both for the replacement and OEM markets.

During the second quarter of fiscal year 2014, we continued the implementation of our business plan to expand our high-power lithium battery production capacity in response to evolving market demands. In particular, we developed and supplied cylindrical cell packs for use in high-capacity public-use electric vehicles as part of a strategic cooperation program for electric vehicle development with a major Taiwan-based automobile manufacturer at our Tianjin facility. We are also expanding our prismatic cell production capacity through improvements to our automatic production line for the smartphone market. During the transition period, we gradually reduced our supply to the replacement market. However, due to the intense competition in the lithium Li-ion battery market and that we are still in the process of transitioning to the high end market, our market shares decreased sharply. In addition, as we are facing a more challenging business environment and the Chinese government has placed tightening lending policies on state-owned banks in China, we encountered more difficulties in obtaining funds from local banks, and have a number of past due liabilities to suppliers and third party creditors.

We have experienced net losses since fiscal 2008. We generated revenues from the manufacture of lithium ion rechargeable batteries of $32.8 million and $44.1 million for the three months ended March 31, 2014 and 2013, respectively. We also generated revenues from property lease and management of $1.4 million and $nil for the three months ended March 31, 2014 and 2013, respectively. We recorded net losses of $9.3 million and $19.7 million during the same periods, respectively. As of March 31, 2014, we had an accumulated deficit of $240.9 million and net liabilities of $56.5 million.

We have net liabilities, a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years and significant short-term debt obligations maturing in less than one year as of March 31, 2014. We have been suffering severe cash flow deficiencies. Because we defaulted on repayment of loans from Bank of China in August 2013, we are experiencing and, we believe, will continue to experience significant difficulties to renew our credit facilities or refinance loans from banks. Upon request of Bank of China, Shenzhen Municipal Intermediate Court ordered a freeze of all of our properties in Shenzhen BAK Industrial Park and Tianjin Industrial Park Zone near the end of fiscal year 2013. We repaid our defaulted loans from Bank of China on January 9, 2014 and our frozen properties were released by the court on January 13, 2014. In order to extend the bank loans to various dates to March 2015, we were required to pledge our assets in Shenzhen, including land use rights and property rights, equipment and inventories. As of March 31, 2014, we had access to $67.1 million in short-term credit facilities and $25.8 million in other lines of credit, almost all of which were utilized to the extent of short-term bank loans of $65.3 million and bills payable of $25.8 million, leaving only $1.8 million of short-term funds available under our credit facilities for additional cash needs. These factors raise substantial doubts about our ability to continue as a going concern.

We intend to sell part of our low efficiency assets and appreciating land and properties to repay our short term debts and to provide cash for the development of more promising products such as high power batteries and Electric Vehicle batteries. We transferred our 100% equity interest in Tianjin Meicai to an unrelated party on August 27, 2013.

We also have intentions to dispose of our 100% equity interest in BAK International and its subsidiaries (including all their assets and liabilities), and the properties in Tianjin. Prior to the completion of these disposals, the potential buyers lent loans to the Company to help us repay past due and maturing bank loans.

In December 2013 and January 2014, Mr. Jinghui Wang, the sole shareholder of the potential buyer of BAK International, lent a total of $83.7 million (RMB520 million) to us which is secured by our 100% equity interest in BAK International, guaranteed by BAK International and us, bearing interest at 20% per annum and repayable by March 31, 2014. In April 2014, we received a notice from Mr. Wang claiming that we defaulted on repayment of loans and interest accrued up to March 31, 2014 totaling approximately $87.7 million (RMB545 million), demanding immediate payment. Prior to receipt of the notice from Mr. Wang, we had been negotiating with Mr. Wang for a settlement of amounts owed by us, and following receipt of the notice, we continue to work with Mr. Wang towards a settlement. We cannot, however, give assurance that we and Mr. Wang will be able to reach a mutually satisfactory settlement agreement. If no settlement is reached, Mr. Wang may foreclose on the ownership of BAK International, which constitutes a substantial portion of our total assets.

In November 2013 and January 2014, Tianjin Zhantuo, the potential buyer of our Tianjin campus land use rights and properties, lent a total of $19.2 million (RMB119.5 million) to us pursuant to a loan agreement whereby Tianjin Zhantuo agreed to provide loan financing to us to the extent of $20.9 million (RMB130 million) to help us repay the bank loans upon maturities. The loans from Tianjin Zhantuo are interest-free, secured by the other receivable due from Tianjin Zhantuo amounting $6.4 million (RMB39.7 million) and repayable on demand.

Starting from the three months ended December 31, 2014, we are also engaged in the business segment of property lease and management of our Research and Development Centre in Shenzhen, which was completed in July 2013.

If these assets are disposed , we will retain BAK Asia and its subsidiaries, BAK Dalian and Dalian BAK Power. It is our understanding that the Dalian government will grant certain government subsidies to us, including but not limited to land use rights at a favorable price. During fiscal 2013, we received a subsidy of RMB150 million (approximately $24.1 million) from the Management Committee of Dalian Economic Zone, to finance our removal of operating assets from Tianjin to Dalian. We are building a new manufacturing site in Dalian with all the operating assets, primarily machinery and equipment, moved from BAK Tianjin, while retaining its customers, employees, patents and technologies. BAK Dalian will focus on the new energy high power battery business, for use in electric vehicles, light electric vehicles and other high power applications. We believe with the significant reduction of liabilities and disposal of the traditional low margin battery business, we can continue as a going concern and return to profitability.

It is expected that after the restructuring mentioned above, China BAK will continue to be a US listing company with a low level of liabilities.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of our 2014 fiscal year:

•	Net revenues: Net revenues decreased by $9.7 million, or 22.2%, to $34.3 million for the three months ended March 31, 2014, from $44.0 million for the same period in 2013.

•	Gross profit: Gross profit was $3.7 million for the three months ended March 31, 2014, an improvement of $7.2 million from a gross loss of $3.6 million for the same period in 2013.

•

Operating loss: Operating loss was $2.8 million for the three months ended March 31, 2014, an improvement of $13.8 million, or 83.2%, from an operating loss of $16.6 million for the same period in 2013.

•	Net loss: Net loss was $9.3 million for the three months ended March 31, 2014, a decrease of $10.4 million, or 52.9%, from $19.7 million for the same period in 2013.

•	Fully diluted net loss per share: Fully diluted net loss per share was $0.73 for the three months ended March 31, 2014, as compared to $1.56 for the same period in 2013.

Financial Statement Presentation

Net revenues. Our net revenues from sale of batteries represent the invoiced value of our products sold, net of value added taxes, or VAT, sales returns, trade discounts and allowances. We are subject to VAT, which is levied on most of our products at the rate of 17% on the invoiced value of our products. A provision for sales returns is recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns represents our best estimate of the amount of goods that will be returned from our customers based on historical sales return data.

Rental income for commercial property leases and management is recognized on a straight-line basis over the respective lease terms.

Cost of revenues. Cost of revenues consists primarily of material costs, employee remuneration for staff engaged in production activities, share-based compensation, depreciation and related expenses that are directly attributable to the production of products and our property leases and management. Cost of revenues also includes write-downs of inventory to lower of cost or market. Cost of revenues from the sales of battery packs includes the fees we pay to pack manufacturers for assembling our prismatic cells into battery packs.

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

Income taxes. Since Shenzhen BAK was acknowledged as a New and High technology enterprise, it is entitled to a preferential tax rate of 15% for each of the calendar years 2011, 2012, 2013 and up to October 2014. BAK Battery is subject to an income tax rate of 25%. Both of companies did not incur any enterprise income tax for the calendar years 2013 and 2014 due to the current tax losses carried forward from calendar years 2011 and 2012. BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses. Our Canadian, German, Indian, and Hong Kong subsidiaries-BAK Canada, BAK Europe, BAK India and BAK International-are subject to profits tax in their respective countries at rates of 38%, 25%, 30%, and 16.5%, respectively. However, because they do not have any assessable income derived from or arising in those countries, they have not paid any such tax.

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

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended March 31,			Change
	2013	2014	$		%
Net revenues
Manufacture of batteries	$44,066	$32,838		$(11,228)	(25.5)
Property lease and manager	-	1,446		1,446	100.0
	$44,066	$34,284		$(9,782)	(22.2)
Cost of revenues
Manufacture of batteries	$(47,619)	$(30,323)		$17,296	36.3
Property lease and management		(309)		309	100.0
Cost of revenues	$(47,619)	$(30,632)		$(16,987)	35.7
Gross (loss) profit	(3,553)	3,652		7,205	202.8
Operating expenses:
Research and development expenses	1,315	1,227		(88)	(6.7)
Sales and marketing expenses	1,915	1,244		(671)	(35.0)
General and administrative expenses	5,308	3,786		(1,522)	(28.7)
(Recovery of) provision for bad debt provision	(6,900)	188		7,088	102.7
Impairment charge on property, plant and equipment	11,396	-		(11,396)	(100.0)
Total operating expenses	13,034	6,445		(6,589)	(50.6)
Operating loss	(16,587)	(2,793)		13,794	83.2
Finance costs, net	(1,705)	(6,699)		(4,994)	(292.9)
Recovery of loss arising from loan guarantees	4,550	-		(4,550)	(100.0)
Government grant income	-	19		19	100.0
Other income	48	208		160	333.3
Income tax expenses	(5,994)	-		5,994	100.0
Net loss	$(19,688)	$(9,265)		$10,423	52.9

Net revenues. Net revenues were $34.3 million for the three months ended March 31, 2014, as compared to $44.0 million for the same period in 2013, representing a decrease of $9.7 million, or 22.2% . This decrease was primarily attributable to the reduction in our revenue from our manufacture of batteries segment with revenue decreasing from $44.0 million for the three months ended March 31, 2013 to $32.8 for the three months ended March 31, 2014, offset by an increase in our revenue from our property lease and management segment amounting $1.4 million. We leased out the Research and Development Test Centre starting from September 2013 onwards.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2013	2014
Prismatic cells
Aluminum-case cells	$8,987	$8,000
Battery packs	17,384	15,591
Cylindrical cells	10,691	487
Lithium polymer cells	2,916	5,582
High-power lithium battery cells	4,088	3,178
Total	$44,066	$32,838

The following table sets forth the breakdown of our net revenues from reconditioned and normal products for the three months ended March 31, 2014 and 2013, respectively.

	Three months ended March 31, 2014
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$6,464	$1,536	$8,000
Battery packs	53	15,538	15,591
Cylindrical cells	-	487	487
Lithium polymer cells	5,401	181	5,582
High-power lithium battery cells	-	3,178	3,178
Total	$11,918	$20,920	$32,838

	Three months ended March 31, 2013
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$7,270	$1,717	$8,987
Battery packs	7,287	10,097	17,384
Cylindrical cells	-	10,691	10,691
Lithium polymer cells	316	2,600	2,916
High-power lithium battery cells	-	4,088	4,088
Total	$14,873	$29,193	$44,066

Net revenues from sales of aluminum-case cells decreased to $8.0 million for the three months ended March 31, 2014, from $9.0 million in the same period in 2013, a decrease of $1.0 million, or 11.0%, resulting from a rise of 52.9% in average selling price, offset by a decrease of 41.7% in sales volume. The decrease in sales volume was because of the continuing decrease in demand for aluminum-case cells in view of the popularity of polymer smartphone batteries and fewer reconditioned products sold in this period. The increase in average selling price was because we disposed of a large quantity of obsolete and low quality products at a lower selling price in the same corresponding period of last year.

Net revenues from sales of battery packs, which are a crucial component of smartphones, decreased to $15.6 million in the three months ended March 31, 2014, from $17.4 million in the same period in 2013, a decrease of $1.8 million, or 10.3% . This resulted from a decrease of 11.9% in sales volume, partially offset by a slight increase of 2.2% in average selling price. Due to our difficult cash flow conditions in this period, some of our main cell phone customers reduced their orders from us and purchased more from our competitors.

Net revenues from sales of cylindrical cells decreased to $0.5 million in the three months ended March 31, 2014, from $10.7 million in the same period in 2013, a decrease of $10.2 million, or 95.5% . This resulted from a decrease of 94.6% in sales volume accompanied by a decrease of 15.3% in average selling price. The decrease in sales volume and price were attributable to the fierce competition in cylindrical cells, especially from South Korean competitors. Our sales volume was adversely impacted by such competition and we had to reduce price in order to remain competitive.

Lithium polymer cells are generally used for smart phones. We sold $5.6 million in lithium polymer cells for the three months ended March 31, 2014, compared to $2.9 million in lithium polymer cells in the same period in 2013, an increase of $2.7 million, or 91.4%, resulting from an increase of 131.7% in sales volume partially offset by a decrease of 17.8% in average selling price. The decrease in price was attributable to the fierce competition in the battery market. Increase in sales volume was mainly because of more sales of reconditioned products in this period. We made more marketing efforts to sell our reconditioned polymer cells in order to generate quicker cash.

We also sold approximately $3.2 million in high-power lithium battery cells for the three months ended March 31, 2014, as compared to $4.1 million in high-power lithium battery cells in the same period in 2013, a decrease of $0.9 million, or 22.2%, resulting from a decrease of 55.5% in sales volume partially offset by an increase of 74.0% in average selling price. The light electric vehicle market was becoming more competitive. We intend to give up low value customers while trying to retain high-end customers.

Cost of revenues. Cost of revenues decreased to $30.6 million for the three months ended March 31, 2014, as compared to $47.6 million for the same period in 2013, a decrease of $17.0 million, or 35.7% . Included in cost of revenues were write-downs of inventories of $6.5 million and $1.0 million for the three months ended March 31, 2013 and 2014, respectively. We write down inventory value whenever there is an indication that it is impaired. However, as the market conditions continued to deteriorate, further write-downs are likely necessary.

Gross (loss) profit. Gross profit for the three months ended March 31, 2014 was $3.7 million, or 10.7% of net revenues, as compared to gross loss of $3.6 million, or 8.1% of net revenues, for the same period in 2013. Our improvement of gross profit was largely due to the decrease in write-downs of inventory and fewer reconditioned products being sold at a loss in this period, compared with the same period of 2013.

Research and development expenses. Research and development expenses, which were offset with related government grants, decreased to $1.2 million for the three months ended March 31, 2014, as compared to $1.3 million for the same period in 2013, representing a slight decrease of $0.1 million, or 6.7% .

Sales and marketing expenses. Sales and marketing expenses decreased to $1.2 million for the three months ended March 31, 2014, as compared to $1.9 million for the same period in 2013, a decrease of $0.7 million, or 35.0% . The decrease was primarily caused by the reduction of sales and our efforts to control costs. As a percentage of revenues, sales and marketing expenses were 4.3% and 3.6% for the three months ended March 31, 2013 and 2014, respectively.

General and administrative expenses. General and administrative expenses decreased to $3.8 million, or 11.0% of revenues, for the three months ended March 31, 2014, as compared to $5.3 million, or 12.0% of revenues, for the same period in 2013, representing a decrease of $1.5 million, or 28.7% . The decrease was mainly due to our continuing efforts to control costs.

Operating loss. As a result of the above, our operating loss totaled $2.8 million for the three months ended March 31, 2014, as compared to $16.6 million for the same period in 2013, a decrease of $13.8 million, or 83.2% .

Finance cost, net. Finance cost, net, increased to $6.7 million for the three months ended March 31, 2014, as compared to $1.7 million, for the same period in 2013, an increase of $5.0 million or 292.9% . During the three months ended March 31, 2014, we borrowed a loan amounting to $83.7 million (RMB520 million) from the potential buyer of BAK International, Mr. Jinghui Wang, which bears 20% interest per annum. The increase was also attributable to the interest expense of $1.0 million charged on the loans from other unrelated third parties while there was no such charge in the same period of 2013.

Loss arising from loan guarantees. Shenzhen Langjin Technology Development Co., Ltd (Shenzhen Langjin) defaulted on bank loans guaranteed by us and the bank demanded full payment from us. We recognized such loss of $7.5 million for the three months ended December 31, 2012 and a recovery of $4.6 million for the three months ended March 31, 2013 as we received such indemnification. There was no such loss incurred in the three months ended March 31, 2014.

Income tax expense. Income tax expense was approximately $nil for the three months ended March 31, 2014, as compared to $6.0 million income tax expense for the same period in 2013. We recorded an allowance for deferred tax assets of $6.0 million for the three months ended March 31, 2013 as we expected we would not be entitled to the tax benefit in the future granted periods.

Net loss. As a result of the foregoing, we had a net loss of $9.3 million for the three months ended March 31, 2014, compared to a net loss of $19.7 million for the three months ended March 31, 2013.

Comparison of Six Months Ended March 31, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six months ended March 31,			Change
	2013	2014	$		%
Net revenues
Manufacture of batteries	$107,799	$74,044		$(33,755)	(31.3)
Property lease and management	-	2,609		2,609	100.0
	$107,799	$76,653		$(31,146)	(28.9)
Cost of revenues
Manufacture of batteries	$(115,590)	$(68,882)		$(46,708)	(40.4)
Property lease and management	-	(618)		618	100.0
Cost of revenues	$(115,590)	$(69,500)		$(46,090)	39.9
Gross (loss) profit	(7,791)	7,153		14,944	191.8
Operating expenses:
Research and development expenses	2,860	2,512		(348)	(12.2)
Sales and marketing expenses	4,103	2,697		(1,406)	(34.3)
General and administrative expenses	9,089	7,992		(1,097)	(12.1)
Recovery of bad debt provision	(699)	(1,369)		(670)	(95.9)
Impairment charge on property, plant and equipment	11,396	-		(11,396)	(100.0)
Total operating expenses	26,749	11,832		(14,917)	(55.8)
Operating loss	(34,540)	(4,679)		29,861	86.5
Finance costs, net	(4,439)	(10,592)		(6,153)	(138.6)
Loss arising from loan guarantees	(2,811)	-		2,811	100.0
Government grant income	18	52		34	188.9
Other (expenses) income	(56)	688		744	1328.6
Income tax expenses	(6,026)	(16)		6,010	99.7
Net loss	$(47,854)	$(14,547)		$33,307	69.6

Net revenues. Net revenues were $76.7 million for the six months ended March 31, 2014, as compared to $107.8 million for the same period in 2013, a decrease of $31.1 million, or 28.9% . This decrease was primarily attributable to the reduction in our revenue from our manufacture of batteries segment with revenue decreasing from $107.8 million for the six months ended March 31, 2013 to $74.1 million for the six months ended March 31, 2014, offset by an increase in our revenue from our property lease and management segment amounting $2.6 million. We leased out the Research and Development Test Centre starting from September 2013 onwards.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Six Months Ended March 31,
	2013	2014
Prismatic cells
Aluminum-case cells	$18,303	$21,125
Battery packs	39,821	32,749
Cylindrical cells	30,292	5,937
Lithium polymer cells	9,852	7,182
High-power lithium battery cells	9,531	7,051
Total	$107,799	$74,044

The following table sets forth the breakdown of our net revenues from reconditioned and normal products for the six months ended March 31, 2014 and 2013, respectively.

	Six months ended March 31, 2014
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$18,540	$2,585	$21,125
Battery packs	6,291	26,458	32,749
Cylindrical cells	-	5,937	5,937
Lithium polymer cells	6,266	916	7,182
High-power lithium battery cells	-	7,051	7,051
Total	$31,097	$42,947	$74,044

	Six Months Ended March 31, 2013
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$12,995	$5,308	$18,303
Battery packs	10,193	29,628	39,821
Cylindrical cells	-	30,292	30,292
Lithium polymer cells	5,912	3,940	9,852
High-power lithium battery cells	-	9,531	9,531
Total	$29,100	$78,699	$107,799

Net revenues from sales of aluminum-case cells increased to $21.1 million for the six months ended March 31, 2014, from $18.3 million in the same period in 2013, an increase of $2.8 million, or 15.4%, resulting from an increase of average selling price of 94.1% offset by a decrease of sales volume of 40.0% . The decrease in sales volume was because of the continuing decrease in demand for aluminum-case cells in view of the popularity of polymer smartphone batteries in this period. The increase in average selling price was because we disposed of a large quantity of obsolete and low quality products at a lower selling price in the same corresponding period of last year.

Net revenues from sales of battery packs decreased to $32.7 million in the six months ended March 31, 2014, from $39.8 million in the same period in 2013, a decrease of $7.1 million, or 17.8% . This resulted from a decrease in sales volume of 17.4%, while the average selling price remained stable in 2013 and 2014. Due to our difficult cash flow conditions in this period, some of our main cell phone customers reduced their orders from us and purchased more from our competitors.

Net revenues from sales of cylindrical cells decreased to $5.9 million in the six months ended March 31, 2014, from $30.3 million in the same period in 2013, a decrease of $24.4 million, or 80.4% . This resulted from a decrease of 76.3% in sales volume, accompanied by a decrease of 17.5% in average selling price. The decrease in sales volume and price were attributable to the fierce competition in cylindrical cells, especially from South Korean competitors.

We sold $7.2 million in lithium polymer cells for the six months ended March 31, 2014, compared to $9.9 million in lithium polymer cells in the same period in 2013, a decrease of $2.7 million, or 27.1%, resulting from a decrease of 10.6% in sales volume and a decrease of 18.8% in average selling price. The decrease in sales volume and price was attributable to the fierce competition in the battery market.

We also sold approximately $7.1 million in high-power lithium battery cells for the six months ended March 31, 2014, as compared to $9.5 million in high-power lithium battery cells in the same period in 2013, a decrease of $2.5 million, or 26.0%, resulting from a decrease of 38.7% in sales volume offset by an increase of 20.2% in average selling price. The light electric vehicle market was becoming more competitive. We intend to give up low value customers while trying to retain high-end customers.

Cost of revenues. Cost of revenues decreased to $69.5 million for the six months ended March 31, 2014, as compared to $115.6 million for the same period in 2013, a decrease of $46.1 million, or 39.9% . Included in cost of revenues were write-downs of inventories of $25.8 million and $5.6 million for the six months ended March 31, 2013 and 2014, respectively. We write down inventory value whenever there is an indication that it is impaired. However, as the market conditions continued to deteriorate, further write-downs are likely necessary.

Gross (loss) profit. Gross profit for the six months ended March 31, 2014 was $7.2 million, or 9.3% of net revenues, as compared to gross loss of $7.8 million, or 7.2% of net revenues, for the same period in 2013. Our change in gross profit was largely due to the decrease in write-downs of inventory and fewer reconditioned products being sold at a loss in this period, compared with the same period of 2013.

Research and development expenses. Research and development expenses, which were offset with related government grants, decreased to $2.5 million for the six months ended March 31, 2014, as compared to $2.9 million for the same period in 2013, a decrease of $0.4 million, or 12.2% . This decrease was mainly due to a reduction of salary and wages by $0.5 million as a result of the closure of the Research and Development Centre in Canada.

Sales and marketing expenses. Sales and marketing expenses decreased to $2.7 million for the six months ended March 31, 2014, as compared to $4.1 million for the same period in 2013, a decrease of $1.4 million, or 34.3% . The decrease was primarily caused by the reduction of sales and our efforts to control costs. As a percentage of revenues, sales and marketing expenses were 3.8% and 3.5% for the six months ended March 31, 2013 and 2014, respectively.

General and administrative expenses. General and administrative expenses decreased to $8.0 million, or 10.4% of revenues, for the six months ended March 31, 2014, as compared to $9.1 million, or 8.4% of revenues, for the same period in 2013, a decrease of $1.1 million, or 12.1% . The decrease was mainly due to our continuing efforts to control costs.

Operating loss. As a result of the above, our operating loss totaled $4.7 million for the six months ended March 31, 2014, as compared to $34.5 million for the same period in 2013, a decrease of $29.8 million, or 86.5% .

Finance cost, net. Finance cost, net, increased to $10.6 million for the six months ended March 31, 2014, as compared to $4.4 million for the same period in 2013, an increase of $6.2 million or 138.6% . In December 2013 and January 2014, we borrowed loans amounting to $83.7 million (RMB520 million) from the potential buyer of BAK International, Mr. Jinghui Wang, which bear 20% interest per annum. The increase was also attributable to the interest expense of $2.1 million charged on the loans from other unrelated third parties while there was no such charge in the same period of 2013.

Loss arising from loan guarantees. Shenzhen Langjin defaulted on bank loans guaranteed by us and the bank demanded full payment from us. We recognized such loss of $2.8 million for the six months ended March 31, 2013. We recovered these amounts later in fiscal 2013 and no such loss was incurred in the six months ended March 31, 2014.

Income tax expense. Income tax expense was approximately $16,000 for the six months ended March 31, 2014, as compared to $6.0 million income tax expense for the same period in 2013. We recorded an allowance of $6.0 million for our deferred tax assets in the same period of last year as we expected we would not be entitled to the tax benefit in the future granted periods.

Net loss. As a result of the foregoing, we had a net loss of $14.5 million for the six months ended March 31, 2014, compared to a net loss of $47.9 million for the six months ended March 31, 2013.

Liquidity and Capital Resources

We have historically financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, factoring of bills receivable to banks and issuance of capital stock. Due to the weak economic environment in China and stricter lending policy the Chinese government placed on the China finance system, it is becoming more difficult for us to obtain new financing from banks.

As of March 31, 2014, we had cash and cash equivalents of $8.4 million. In addition, we had pledged deposits being amounting to $11.9 million. We pledged our deposits for an advance from an unrelated party and bills payable. The individual bills have maturities ranging from six to twelve months which coincide with the periods the cash remains being pledged to the banks.

As of March 31, 2014, we had access to $67.1 million in short-term credit facilities and $25.8 million in other lines of credit. The principal outstanding loan amounts included short-term bank loans of $65.3 million under credit facilities, and bills payable of $25.8 million under credit facilities, leaving $1.8 million of short-term funds available under our credit facilities for additional cash needs.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
(All amounts in thousands of U.S. dollars)

	Six Months Ended March 31,
	2013	2014
Net cash provided by (used in) operating activities	$19,874	$(3,225)
Net cash used in investing activities	(30,300)	(15,305)
Net cash provided by financing activities	8,333	13,032
Effect of exchange rate changes on cash and cash equivalents	25	(52)
Net decrease in cash and cash equivalents	(2,068)	(5,550)
Cash and cash equivalents at the beginning of period	9,272	13,999
Cash and cash equivalents at the end of period	$7,204	$8,449

Operating Activities

Net cash used in operating activities was $3.2 million in the six months ended March 31, 2014, as compared with $19.9 million in net cash provided by operating activities in the same period in 2013. The increase of $23.1 million in net cash used in operating activities was mainly attributable to the increase in settlement of accounts and bills payable by $20.3 million.

Investing Activities

Net cash used in investing activities decreased to $15.3 million in the six months ended March 31, 2014 from $30.3 million in the same period in 2013. The decrease of $15.0 million in net cash used in investing activities for the six months ended March 31, 2014 was mainly attributable to the reduction in purchase of property, plant and equipment by $13.0 million, a decrease in net payment of guaranteed loans of $7.3 million and repayments from advances to unrelated third parties by $3.5 million.

Financing Activities

Net cash provided by financing activities was $13.0 million in the six months ended March 31, 2014, as compared with $8.3 million in the same period in 2013. The increase was attributable to the proceeds on borrowings from unrelated third parties of $114.2 million, partially offset by an increase in net repayments on borrowings of $92.8 million.

As of March 31, 2014, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

		Amount borrowed
	Maximum amount	(includes bank loans and
	available	bills payable)
Short-term credit facilities:
Agricultural Bank of China	$60,229	$58,395
Ping An Bank	6,917	6,917

Subtotal-Short-term credit facilities	$67,146	$65,312
Other Lines of Credit:
Bank of China, Shenzhen Branch	3,886	3,886
Agricultural Bank of China	21,357	21,357
Bank of Dalian	52	52
Bank of China, Tianjin Branch	459	459

Subtotal-Other lines of credit	$25,754	$25,754

Total	$92,900	$91,066

The above principal outstanding amounts under credit facilities and lines of credit included short-term bank loans of $65.3 million and bills payable of $25.8 million. For the purpose of presentation, the effect of increases in the bills payable balance is included in operating activities in the statements of cash flows.

During the first six months of fiscal year 2014, we repaid bank borrowings totaling approximately $176.6 million and borrowed amounts totaling approximately $91.1 million. The material financing terms of the borrowings outstanding as of March 31, 2014 are described below.

On December 16, 2013, we renewed a comprehensive credit facility agreement with Agricultural Bank of China, Shenzhen Eastern Branch to provide a one-year term credit facilities amount of RMB374.4 million (approximately $60.2 million). New loans may be drawn under this credit facility from December 16, 2013 through December 15, 2014, with the term of the loan established at the time each new loan is drawn. Pursuant to the comprehensive credit facility, Shenzhen BAK must obtain prior approval from the bank to obtain financing from other banks. In addition, Shenzhen BAK undertook to ensure that the percentage of certain business conducted with the bank relative to such business it conducts with all financial institutions combined be at least equal to the percentage of its indebtedness to the bank relative to its indebtedness to all financial institutions combined. The business referred to in the preceding sentence refers to the volume of transactional payments that are drawn from Shenzhen BAK's accounts with the bank or applicable financial institutions and the amount of foreign currencies deposited with the bank or applicable financial institutions. Shenzhen BAK also undertook not to issue any dividends without the written consent of the bank prior to the expiration of all loans under this credit facility. The obligations of Shenzhen BAK under this comprehensive credit facility are guaranteed by Mr. Xiangqian Li, BAK International and BAK Tianjin. Shenzhen BAK's obligations under this credit facility agreement are also guaranteed by Shenzhen BAK's pledge of the property ownership and land use rights certificates relating to its manufacturing and other facilities in Shenzhen, PRC, known as BAK Industrial Park, as well as certain machinery. As of March 31, 2014, we had nine outstanding short-term loans under the comprehensive credit facility totaling approximately $58.4 million (RMB 363 million), which carried annual interest at 115% of the benchmark rate of the People's Bank of China, or PBOC, adjusted quarterly. The loans are due for payment from January 2015 to March 2015 and each of the loan agreements specifically provided for acceleration of repayment of the loan under certain conditions, as well as other penalties and remedies. We had also borrowed $21.4 million of notes payable outside the credit facility.

On December 2, 2013, we entered into a comprehensive credit facility agreement with Ping An Bank (previously known as Shenzhen Development Bank), Longgang Branch to provide a maximum loan amount of RMB 80 million (approximately $12.8 million). Loans may be drawn within twelve months from the date of this credit facility agreement, and will be due based on each loan agreement. This credit facility agreement was guaranteed by BAK International, BAK Tianjin and Mr. Xiangqian Li, and also was secured by $22.2 million (RMB 138.0 million) of equipment and $16.1 million (RMB 100 million) of inventory with a carrying amount of $16.6 million (RMB103.4 million) as of March 31, 2014. As of March 31, 2014, we had borrowed a loan of approximately $11.4 million (RMB 71.0 million) under a loan agreement dated December 2, 2013 for a period of twelve months, of which $4.5 million (RMB 28 million) had been paid as of March 31, 2014. The loan carries annual interest at 125% of the benchmark rate of the PBOC on the date of the loan agreement, and is repayable on December 20, 2014. Up to the date of this report, we have further repaid $1.1 million (RMB7.0 million) to Ping An Bank.

As of March 31, 2014, we had also borrowed $3.9 million, $0.05 million and $0.5 million of notes payable outside any credit facility from Bank of China, Shenzhen Branch, Bank of Dalian, Tianjin Branch and Bank of China, Tianjin Branch, respectively.

We have established long-term relationships with our suppliers and we can pay them within 90-360 days from the respective invoice dates.

As we have been suffering severe cash flow deficiencies, we intend to sell part of our low efficiency assets and appreciating land and properties to repay our short term debts and to provide cash for the development of more promising products such as high power batteries and Electric Vehicle batteries. We transferred our 100% equity interest in Tianjin Meicai to an unrelated party on August 27, 2013. We also intend to dispose of our 100% equity interest in BAK International and its subsidiaries (including all their assets and liabilities), and the properties in Tianjin.

Prior to the completion of these disposals, the potential buyers made loans to us. In December 2013 and January 2014, Mr. Jinghui Wang, the sole shareholder of the potential buyer of BAK International, lent a total of $83.6 million (RMB520 million to us which is secured by our 100% equity interest in BAK International, guaranteed by BAK International and us, bearing interest at 20% per annum and repayable by March 31, 2014. In April 2014, we received a notice from Mr Wang , claiming that we were in default on repayment of loans and interest accrued up to March 31, 2014 totaling approximately $87.7 million (RMB545 million) and demanding immediate payment. Prior to receipt of the notice from Mr. Wang, we had been negotiating with Mr. Wang for a settlement of amounts owed by us, and following receipt of the notice, we continue to work with Mr. Wang towards a settlement. We cannot, however, give assurance that we and Mr. Wang will be able to reach a mutually satisfactory settlement agreement. If no settlement is reached, Mr. Wang may foreclose on the ownership of BAK International, which constitutes a substantial portion of our total assets.

In November 2013 and January 2014, Tianjin Zhantuo, the potential buyer of our Tianjin campus land use rights and properties, lent a total of $19.2 million (RMB119.5 million) to us pursuant to a loan agreement whereby Tianjin Zhantuo agreed to provide loan financing to us to the extent of $20.9 million (RMB130 million) to help us repay the bank loans upon maturities. The loans from Tianjin Zhantuo are interest-free, secured by the other receivable due from Tianjin Zhantuo amounting $6.4 million (RMB39.7 million) and repayable on demand.

If these assets are disposed , we will retain BAK Asia and its subsidiary, BAK Dalian and Dalian BAK Power. It is our understanding that the Dalian government will grant certain government subsidies to us, including but not limited to land use rights at a favorable price. In fiscal 2013, we had received a subsidy of $24.1 million (RMB150 million) from the Management Committee of Dalian Economic Zone to finance our removal of operating assets from Tianjin to Dalian.

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

Capital Expenditures

We incurred capital expenditures of $7.9 million and $21.1 million in the six months ended March 31, 2014 and 2013, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and lease hold improvement to our R&D Center in Shenzhen. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Six Months Ended March 31,
	2013	2014

Purchase of property, plant and equipment and construction in progress	$20,800	$7,839
Purchase of intangible assets	337	16
Total capital expenditure	$21,137	$7,855

We estimate that our total capital expenditures in fiscal year 2014 will reach approximately $35.3 million. Such funds will be used to purchase manufacturing equipment for the expansion of our high-power lithium battery production lines and for the construction of our production plant at our Dalian facility.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2014:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
Obligations	Total	1 year	years	years	5 years
Capital injection to Dalian Power	$30,000	$30,000	-	-	-
Short-term bank loans	65,312	65,312	-	-	-
Other short-term loans	126,746	126,746	-	-	-
Bills payable	25,754	25,754	-	-	-
Accrued loan interest	6,394	6,394	-	-	-
Capital commitments	3,024	3,024	-	-	-
Future interest payment on short-term bank loans	4,092	4,092	-	-	-
Total	$261,322	$261,322	$-	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2014.

Off-Balance Sheet Transactions

In the ordinary course of business practices in China, we enter into transactions with banks or other lenders where we guarantee the debt of other parties. These parties may be related or unrelated to us. Conversely, our debt with lenders may also be guaranteed by other parties which may be related or unrelated to us.

Under U.S. GAAP, these transactions may not be recorded on our balance sheet or may be recorded in amounts different than the full contract or notional amount of the transaction. Our primary off-balance sheet arrangements would result from our loan guarantees in which Shenzhen BAK, BAK International, BAK Tianjin and Mr. Xiangqian Li, our director, Chairman, President, and Chief Executive Officer would provide contractual assurance of the debt, or guarantee the timely re-payment of principal and interest of the guaranteed party. Neither Shenzhen BAK, BAK International, BAK Tianjin, Tianjin New Energy, nor Mr. Xiangqian Li received, is entitled to receive, any consideration for the above-referenced guarantees, and we are not independently obligated to indemnify any of those guarantors for any amounts paid by them pursuant to any guarantee.

Typically, no fees are received for this service. Thus, in those transactions, Shenzhen BAK would have a contingent obligation related to the guarantee of payment in the event the underlying loan is in default.

Transactions described above require accounting treatment under ASC Topic 460 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guarantee agreement.

As of March 31, 2014, we provided guarantees for the following non-related parties: Tianjin Huaxiahongyuan Ltd, Shenzhen Yasu Technology Co. Ltd, Shenzhen Langjin Development Technology Co., Ltd. and Hubei Yanguang Energy Technology Co., Ltd. We also provided guarantees for a related party, Tianjin New Energy. The maximum amount of our exposure for these guarantees was $30.6 million as of March 31, 2014.

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

On July 2, 2012, Shenzhen BAK entered into a guarantee agreement with Bank of Dalian, under which Shenzhen BAK agreed to guarantee a loan of RMB20,000,000 (approximately $3.2 million) that Tianjin New Energy borrowed from Bank of Dalian. In addition, Mr. Li entered into a guarantee agreement with Bank of Dalian and assumed joint and several liabilities to guarantee the loan.

On October 15, 2012, Shenzhen BAK entered into a second guarantee agreement with Bank of Dalian, under which Shenzhen BAK agreed to guarantee a loan of RMB10,000,000 (approximately $1.6 million) that Tianjin New Energy borrowed from Bank of Dalian. In addition, Mr. Li entered into a guarantee agreement with Bank of Dalian and assumed joint and several liabilities to guarantee the loan.

On July 1, 2013, Shenzhen BAK executed a new guarantee agreement with Bank of Dalian with the same terms and conditions to guarantee the above loans of RMB30 million for a period from July 11, 2013 to July 10, 2016. This new guarantee agreement supersedes the above two guarantee agreements.

Shenzhen BAK believes that Tianjin New Energy owns sufficient assets, including buildings measuring 24,000 square meters and land use rights over a parcel of land of 233,450 square meters, to repay the above loans that totaled RMB30 million without incurring Shenzhen BAK’s guarantor liability.

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

Changes in Accounting Standards

Please refer to note 1 to our consolidated financial statements, Principal Activities, Basis of Presentation and Organization Recently Issued Accounting Standards, for a discussion of relevant pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our chief executive officer and interim chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were not effective.

Management evaluated the effectiveness of our disclosure controls and procedures for the quarter ended March 31, 2014, under the supervision and with the participation of our chief executive officer and interim chief financial officer, and identified the following material weaknesses in our internal control over financial reporting

-	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

-

We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

-	We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience; and

-

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the second quarter of our fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

China BAK Battery, Inc. has been named as a second defendant in the case of Safeco Ins. Co. of Am. v. Hewlett-Packard Co. et al., filed in the Superior Court of the State of California, County of Ventura. It is an action for negligence and strict product liability. The plaintiff alleges that a product manufactured by the Company was used in a Hewlett Packard laptop, which malfunctioned and caused fire damage in the home of a consumer (the plaintiff's insured). The total damages sought are $126,978, plus interest and fees. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend itself in this lawsuit.

An individual named Steven R. Ruth filed suit against China BAK Battery, Inc. in United States District Court for the Western District of Texas in 2013 alleging breach of contract. The company did not receive notice of this lawsuit and the plaintiff sought a default judgment, which the court granted in January 2014. Accordingly, the court entered judgment in favor of Mr. Ruth in the amount of $442,629.21. The company later learned of the existence of both the lawsuit and the default judgment and it is seeking to have the default judgment vacated so it will have the opportunity to defend against the lawsuit. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend itself in this lawsuit.

ITEM 1A.	RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	English Summary of Comprehensive Credit Facility Agreement of Maximum Amount (No. 810023720131213001) entered into between Shenzhen BAK Battery Co., Ltd (the “Company”) and Shenzhen Eastern Branch, Agricultural Bank of China dated December 16, 2013.

99.2	English Summary of Guaranty Contract of Maximum Amount ( the “Contract”) Entered into by and between BAK International Limited, BAK International (Tianjin) Limited, Xiangqian Li (the “Guarantor”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) on December 16, 2013

99.3	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated January 22, 2014

99.4	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated February 20, 2014

99.5	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated March 6, 2014

99.6	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated March 11, 2014

99.7	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated March 20, 2014

99.8	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated March 21, 2014

99.9	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated February 25, 2014

99.10	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated March 3, 2014

99.11	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated March 14, 2014

99.12	English Summary of Mortgage Agreement of Maximum Amount ( the “Agreement”) Entered into by and between Shenzhen BAK Battery, Co., Ltd (the “Mortgager”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) on December 16, 2013

99.13	English Summary of Mortgage Agreement of Maximum Amount ( the “Agreement”) Entered into by and between Shenzhen BAK Battery, Co., Ltd (the “Mortgager”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) on December 16, 2013

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2014

CHINA BAK BATTERY, INC.

By:	/s/ Xiangqian Li
Xiangqian Li
Chief Executive Officer and Interim Chief Financial
Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	English Summary of Comprehensive Credit Facility Agreement of Maximum Amount (No. 810023720131213001) entered into between Shenzhen BAK Battery Co., Ltd (the “Company”) and Shenzhen Eastern Branch, Agricultural Bank of China dated December 16, 2013.

99.2	English Summary of Guaranty Contract of Maximum Amount ( the “Contract”) Entered into by and between BAK International Limited, BAK International (Tianjin) Limited, Xiangqian Li (the “Guarantor”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) on December 16, 2013

99.3	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated January 22, 2014

99.4	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated February 20, 2014

99.5	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated March 6, 2014

99.6	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated March 11, 2014

99.7	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated March 20, 2014

99.8	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated March 21, 2014

99.9	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated February 25, 2014

99.10	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated March 3, 2014

99.11	English Summary of Loan Agreement Entered into by and between Shenzhen BAK Battery Co., Ltd. (“the Company”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) Dated March 14, 2014

99.12	English Summary of Mortgage Agreement of Maximum Amount ( the “Agreement”) Entered into by and between Shenzhen BAK Battery, Co., Ltd (the “Mortgager”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) on December 16, 2013

99.13	English Summary of Mortgage Agreement of Maximum Amount ( the “Agreement”) Entered into by and between Shenzhen BAK Battery, Co., Ltd (the “Mortgager”) and Shenzhen Eastern Branch, Agricultural Bank of China (the “Creditor”) on December 16, 2013

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).