Form 10-Q
period 2014-06-30
CHINA BAK BATTERY INC
filed 2014-08-19
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-32898

CHINA BAK BATTERY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0442833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

BAK Industrial Park
Meigui Street,
Huayuankou Economic Zone
Dalian 116422
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86-411) 6251-0619
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

Yes [X]      No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]      No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]      No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 18, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,619,597

CHINA BAK BATTERY, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013

Contents	Page(s)
Condensed Consolidated Balance Sheets as of September 30, 2013 and June 30, 2014 (unaudited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended June 30, 2014 and 2013 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended June 30, 2014 and 2013 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013(unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6-F-29

China BAK Battery, Inc. and subsidiaries
Condensed consolidated balance sheets
As of September 30, 2013 and June 30, 2014
(In US$)

		September 30,	June 30,
	Note	2013	2014
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$13,998,626	$272,115
Pledged deposits	2	8,137,687	-
Trade accounts receivable, net	3	49,875,701	176,439
Inventories	4	57,275,187	806,699
Prepayments and other receivables	5(i)	17,728,605	194,004
Receivable from a former subsidiary	5(ii)	-	438,809
Prepaid land use right, current portion	7	707,810	-
Assets of discontinued operations	1	65,763	-

Total current assets		147,789,379	1,888,066

Property, plant and equipment, net	6	128,237,434	12,078,861
Prepaid land use right- non current	7	20,732,482	-
Intangible assets, net	8	730,884	-
Noncurrent assets of discontinued operations	1	43,115,001	-

Total assets		$340,605,180	$13,966,927
Liabilities
Current liabilities
Short-term bank loans	9	$151,404,677	$-
Accounts and bills payable		124,507,846	81,946
Other short-term loans	10(i)	28,282,322	-
Accrued expenses and other payables	10(ii)	23,155,435	9,230,115
Deferred government grants, current	12	24,525,004	24,176,781

Total current liabilities		351,875,284	33,488,842

Deferred revenue - non current	11	7,560,386	-
Deferred government grants, noncurrent	12	22,946,463	-
Noncurrent liabilities of discontinued operations	1	715,398	-
Deferred tax liabilities	13(b)	779,814	-

Total liabilities		383,877,345	33,488,842

Commitments and contingencies	17

Shareholders’ equity
Common stock $0.001 par value;20,000,000 authorized; 12,763,803 issued as of September 30, 2013 and June 30, 2014, respectively; 12,619,597 outstanding as of September 30, 2013 and June 30, 2014, respectively		12,763	12,763
Donated shares		14,101,689	14,101,689
Additional paid-in capital		127,349,617	127,437,223
Statutory reserves		7,786,157	-
Accumulated deficit		(226,366,718)	(157,012,118)
Accumulated other comprehensive income		37,910,937	5,138
		(39,205,555)	(15,455,305)
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity		(43,272,165)	(19,521,915)

Total liabilities and shareholders’ equity		$340,605,180	$13,966,927

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of operations and comprehensive loss
For the three and nine months ended June 30, 2013 and 2014
(Unaudited)
(In US$ except for number of shares)

	Three months ended June 30,		Nine months ended June 30,
	2013	2014	2013	2014
Net revenues	$45,598,726	$47,994,846	$153,397,578	$122,039,250
Cost of revenues	(46,986,217)	(43,675,974)	(162,576,588)	(112,558,168)
Gross (loss) profit	(1,387,491)	4,318,872	(9,179,010)	9,481,082
Operating expenses:
Research and development expenses	(1,135,371)	(1,469,263)	(3,995,011)	(3,981,130)
Sales and marketing expenses	(1,710,001)	(1,807,268)	(5,812,595)	(4,504,284)
General and administrative expenses	(4,654,653)	(3,920,264)	(13,743,951)	(11,912,505)
Recovery of (provision for) doubtful accounts	4,387,805	(729,415)	5,087,650	639,390
Impairment charge on property, plant and equipment	(3,207,649)	-	(14,603,998)	-
Total operating expenses	(6,319,869)	(7,926,210)	(33,067,905)	(19,758,529)
Operating loss	(7,707,360)	(3,607,338)	(42,246,915)	(10,277,447)
Finance costs, net	(3,454,229)	(6,193,187)	(7,893,537)	(16,785,103)
Recovery of loss (loss) arising from loan guarantees	808,950	-	(2,002,089)	-
Government grant income	112,796	22,413	131,073	74,532
Other income (expense)	27,167	(51,318)	(29,063)	636,343
Loss before income tax and continuing operations	(10,212,676)	(9,829,430)	(52,040,531)	(26,351,675)
Income tax expenses	(58,005)	-	(6,084,277)	(16,474)
Net loss from continuing operations, net of tax	(10,270,681)	(9,829,430)	(58,124,808)	(26,368,149)
Income from discontinued operations, net of tax	-	46,936,251	-	48,928,143
Net (loss) profit	$(10,270,681)	$37,106,821	$(58,124,808)	$22,559,994

Other comprehensive income
Release of foreign currency translation adjustment upon disposal of subsidiaries	-	(39,008,449)	-	(39,008,449)
Foreign currency translation adjustment	871,823	(182,152)	2,235,990	1,102,650
	871,823	(39,190,601)	2,235,990	(37,905,799)
Comprehensive loss	$(9,398,858)	$(2,083,780)	$(55,888,818)	$(15,345,805)

(Loss) earnings per share – Basic and diluted
- From continuing operations	$(0.81)	$(0.78)	$(4.61)	$(2.09)
- From discontinued operations	-	3.72	-	3.88
(Loss) earnings per share – Basic and diluted	$(0.81)	$2.94	$(4.61)	$1.79

Weighted average number of shares of common stock:
- Basic	12,619,597	12,619,597	12,619,597	12,619,597
- Diluted	12,619,597	12,619,597	12,619,597	12,619,597

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the nine months ended June 30, 2013 and 2014
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock			Additional			other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	income	of shares	Amount	equity
Balance as of October 1, 2012	12,763,269	$12,763	$14,101,689	$126,990,611	$7,786,157	$(110,358,489)	$37,329,450	(144,206)	$(4,066,610)	$71,795,571

Net loss	-	-	-	-	-	(58,124,808)	-	-	-	(58,124,808)

Share-based compensation for employee stock awards	-	-	-	297,729	-	-	-	-	-	297,729

Rounding difference on reverse stock split	534	-	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	2,235,990	-	-	2,235,990

Balance as of June 30, 2013	12,763,803	$12,763	$14,101,689	$127,288,340	$7,786,157	$(168,483,297)	$39,565,440	(144,206)	$(4,066,610)	$16,204,482

Balance as of October 1, 2013	12,763,803	$12,763	$14,101,689	$127,349,617	$7,786,157	$(226,366,718)	$37,910,937	(144,206)	$(4,066,610)	$(43,272,165)

Net profit	-	-	-	-	-	22,559,994	-	-	-	22,559,994

Disposal of subsidiaries	-	-	-	-	(7,786,157)	46,794,606	(39,008,449)			-

Share-based compensation for employee stock awards	-	-	-	87,606	-	-	-	-	-	87,606

Foreign currency translation adjustment	-	-	-	-	-	-	1,102,650	-	-	1,102,650

Balance as of June 30, 2014	12,763,803	$12,763	$14,101,689	$127,437,223	$-	$(157,012,118)	$5,138	(144,206)	$(4,066,610)	$(19,521,915)

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the nine months ended June 30, 2013 and 2014
(Unaudited)(In US$)

	Nine months ended June 30,
	2013	2014
Cash flow from operating activities
Net (loss) profit	$(58,124,808)	$22,559,994
Income from discontinued operations, net of tax	-	(48,928,143)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,059,133	8,251,510
Reversal of doubtful debts	(5,087,650)	(639,390)
Write-down of inventories	38,084,761	8,752,543
Impairment charge	14,603,998	-
Loss arising from loan guarantee	2,002,089	-
Share-based compensation	297,729	87,606
Deferred income taxes	5,755,399	-
Exchange difference	1,063,155	375,127
Changes in operating assets and liabilities:
Trade accounts receivable	31,045,373	(13,992,484)
Inventories	(32,050,027)	7,163,543
Prepayments and other receivables	1,257,546	(8,768,517)
Accounts and bills payable	(1,122,102)	(22,626,190)
Accrued expenses and other payables	30,622,819	24,964,173
Deferred revenue	(256,149)	(245,887)
Net cash provided by (used in) continuing operations	43,151,266	(23,046,115)
Net cash provided by discontinued operations	-	3,615,638
Net cash provided by (used in) operating activities	43,151,266	(19,430,477)

Cash flow from investing activities
Disposal of subsidiaries, net of cash disposed of $4,163,555	-	(4,163,555)
Decrease (increase) in pledged deposits	(7,592,656)	7,990,705
Payment of guaranteed loans	(7,485,991)	-
Repayment of guaranteed loans	5,483,903	-
Purchases of property, plant and equipment	(25,379,443)	(8,456,929)
Purchases of intangible assets	(370,066)	(15,825)
Net cash (used in) provided by continuing operations	(35,344,253)	(4,645,604)
Net cash (used in) provided by discontinued operations	(6,657,910)	(3,296,571)
Net cash used in investing activities	(42,002,163)	(7,942,175)

Cash flow from financing activities
Proceeds from borrowings	148,398,191	91,614,488
Repayment of borrowings	(165,022,657)	(178,695,284)
Borrowings from related parties	8,546,133	-
Repayment to related parties	(8,747,771)	-
Borrowings from unrelated parties	8,802,650	121,232,353
Repayment of borrowings from unrelated parties	-	(20,554,868)
Proceeds from long-term loans	7,537,453	-
Net cash (used in) provided by financing activities	(486,001)	13,596,689

Effect of exchange rate changes on cash and cash equivalents	467,153	49,452
Net increase (decrease) in cash and cash equivalents	1,130,255	(13,726,511)
Cash and cash equivalents at the beginning of period	9,271,633	13,998,626
Cash and cash equivalents at the end of period	$10,401,888	$272,115

Supplemental disclosure of cash flow information:
Cash received during the period for:
Bills receivable discounted to banks	$38,072,936	$913,517
Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$7,527,458	$8,688,340
Non-cash transactions
Disposal of subsidiaries (Note 1)

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization

Principal Activities

China BAK Battery, Inc. (“China BAK”) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. China BAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of high power lithium ion (known as "Li-ion" or "Li-ion cell") rechargeable batteries. Prior to the disposal of BAK International and its subsidiaries (see below), the batteries produced by the Company were for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycle, hybrid/electric vehicles, and general industrial applications. After the disposal of BAK International and its subsidiaries, the Company will focus on the manufacture, commercialization and distribution of high power lithium ion rechargeable batteries for use in electric vehicles, light electric vehicles, electric tools, energy storage, UPS and other high power industrial applications. The shares of the Company traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, when the Company obtained approval to list its common stock on The NASDAQ Global Market, and trading commenced that same date under the symbol "CBAK".

Basis of Presentation and Organization

After the disposal of the BAK International and its subsidiaries effective on June 30, 2014, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited(“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian BAK Trading Co., Ltd. (“BAK Dalian”), a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian BAK Power Battery Co., Ltd. (“Dalian BAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC.

Dalian BAK Power was established on December 27, 2013 as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000 (Note 17(i)). Pursuant to Dalian BAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute $6,000,000 to Dalian BAK Power as capital (representing 20% of Dalian BAK Power’s registered capital) on or before December 27, 2015. Up to the date of this report, the Company has contributed $5,000,000 to Dalian BAK Power through an injection of a series of patents.

On November 6, 2004, BAK International, a non-operating holding company that had substantially the same shareholders as Shenzhen BAK, entered into a share swap transaction with the shareholders of Shenzhen BAK for the purpose of the subsequent reverse acquisition of the Company. The share swap transaction between BAK International and the shareholders of Shenzhen BAK was accounted for as a reverse acquisition of Shenzhen BAK with no adjustment to the historical basis of the assets and liabilities of Shenzhen BAK.

On January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International. The share swap transaction, also referred to as the “reverse acquisition” of the Company, was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement entered by and among China BAK, BAK International and the shareholders of BAK International on January 20, 2005.The share swap transaction has been accounted for as a capital-raising transaction of the Company whereby the historical financial statements and operations of Shenzhen BAK are consolidated using historical carrying amounts.

Also on January 20, 2005, immediately prior to consummating the share swap transaction, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 1,720,087 shares of common stock for gross proceeds of $17,000,000. In conjunction with this financing, Mr. Xiangqian Li, the Chairman and Chief Executive Officer of the Company, agreed to place 435,910 shares of the Company’s common stock owned by him into an escrow account pursuant to an Escrow Agreement dated January 20, 2005 (the “Escrow Agreement”). Pursuant to the Escrow Agreement, 50% of the escrowed shares were to be released to the investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2005 was not at least $12,000,000, and the remaining 50% was to be released to investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2006 was not at least $27,000,000. If the audited net income of the Company for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 435,910 shares would be released to Mr. Xiangqian Li in the amount of 50% upon reaching the 2005 target and the remaining 50% upon reaching the 2006 target.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
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
For the three and nine months ended June 30, 2013 and 2014 (Continued)
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

As of June 30, 2014, the Company has not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On October 26, 2012, the Company effected a 1-for-5 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock. All common share and per share amounts, and exercise prices of common stock options disclosed herein and in the accompanying unaudited condensed consolidated unaudited financial statements have been retroactively restated to reflect the reverse stock split.

The Company’s condensed consolidated financial statements have been prepared under accounting principles generally accepted in the United States of America (“US GAAP”).

These condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of September 30, 2013, which was derived from the Company’s audited financial statements, and (b) the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company for the year ended September 30, 2013.

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

The Company had net liabilities, a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years and significant short-term debt obligations maturing in less than one year as of June 30, 2014. The Company has been suffering severe cash flow deficiencies.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (Continued)

Basis of Presentation and Organization (Continued)

In order to repay the Company’s overdue bank loans, Shenzhen BAK Battery Co., Ltd (“Shenzhen BAK”), a former wholly-owned subsidiary of the Company, borrowed from Mr. Jinghui Wang (“Mr. Wang”), an unrelated third party, in December 2013 and January 2014, an aggregate of $83.8 million (RMB520 million) bearing interest at 20% per annum and repayable by March 31, 2014 (“the “Loans”). The Loans were secured by the Company’s 100% equity interest in BAK International (the “Shares”), guaranteed by BAK International and the Company (collectively the “Collateral”).

The Company failed to repay the loans to Mr. Wang on March 31, 2014. On April 24, 2014, the Company received a default notice from Mr. Wang. On June 30, 2014, the Company received a further notice from Mr. Wang that due to Shenzhen BAK’s default under the Loans, he had foreclosed his security interest in BAK International and sold and transferred to a third party the Shares for a purchase price of $83.8 million (RMB520 million). Pursuant to a debt waiver agreement also dated June 30, 2014, Mr. Wang agreed to waive his entitlement to the interest on the Loans accruing to $8.3 million (RMB51.3 million)as of June 30, 2014.Following the disposal and pursuant to a deed of waiver and release signed on July 4, 2014, the Company and BAK International were both released and discharged from their obligations under the corporate guarantees that they executed in favor of Mr. Wang, and the Company, Shenzhen BAK, BAK International and Mr. Wang shall have no claim whatsoever against each other.

As a result of the foreclosure, the equity interest of BAK International and its wholly owned subsidiaries, namely Shenzhen BAK, BAK Battery (Shenzhen) Co., Ltd., BAK International (Tianjin) Ltd., Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd., BAK Europe GmbH and BAK Telecom India Private Limited (collectively the “Disposal Group”) was disposed of effective on June 30, 2014. The condensed consolidated financial statements were consolidated up to the date of disposal. The Company recorded a gain on disposal of subsidiaries of $45.8 million, which was mainly related to the market value appreciation of the Company’s Research and Development Centre in Shenzhen.

The following table represents the net assets of the Disposal Group as of June 30, 2014 (date of disposal):

Carrying amount
Cash and cash equivalents	$4,163,555
Pledged deposits	119,382
Bill and trade accounts receivable, net	63,539,165
Inventories	39,941,073
Prepayments and other receivables	25,975,982
Property, plant and equipment, net	165,242,359
Prepaid land use rights, net	21,950,651
Intangible assets, net	583,662
Short-term bank loans	(63,181,988)
Accounts and bills payable	(100,364,485)
Accrued expenses and other payables	(39,278,719)
Other short term loans	(38,906,793)
Payable to the Company (Note)	(11,511,694)
Deferred revenue	(7,215,622)
Other long-term payables	(23,834,320)
Rental deposits	(1,144,121)
Deferred tax liabilities	(769,357)
Net assets of BAK International and subsidiaries upon disposal	35,308,730
Consideration received in the form of :
Offset against loans from Mr. Wang	(83,812,839)
Waiver of interest accruing up to June 30, 2014	(8,262,566)
Net of stamp duty	(84,677)
(56,851,352)
Impairment on receivable from the Disposal Group (note)	11,072,885
Gain on disposal of subsidiaries	$(45,778,467)

Note:

The Disposal Group owed the Company a sum of $11,511,694 upon disposal. Management of the Company evaluated the collectability of this amount and determined that $11,072,885 should be impaired (Note 5(ii)).

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

1. Principal Activities, Basis of Presentation and Organization (Continued)

Basis of Presentation and Organization (Continued)

DISCONTINUED OPERATIONS

The Company had also been engaged in property leasing and management of its Research and Development Centre in Shenzhen since its completion in July 2013. Following the disposal of BAK International and its subsidiaries on June 30, 2014, this business is now accounted for as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. Accordingly, assets and liabilities, revenues and expenses, and cash flows related to the property leasing and management business have been appropriately reclassified in the accompanying condensed consolidated financial statements as discontinued operations for all periods presented.

The following table presents the major classes of assets and liabilities of discontinued operations of the property leasing and management business reported in the condensed consolidated balance sheets:

September 30, 2013

Prepayments and other receivables	$37,239
Prepaid land use right, current portion	28,524
Current assets of discontinued operations	$65,763
Noncurrent assets
Property, plant and equipment, net	$41,914,724
Prepaid land use right, non current	1,200,277
Noncurrent assets of discontinued operations	$43,115,001

Noncurrent liabilities of discontinued operations - Rental deposits from tenants	$(715,398)

The following table presents the components of discontinued operations in relation to the property leasing and management business reported in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended	Nine months ended
	June 30, 2014	June 30, 2014
Net revenues	$1,459,719	$4,069,146
Cost of revenues	(301,935)	(919,470)
	1,157,784	3,149,676
Gain on disposal of subsidiaries	45,778,467	45,778,467
Income from discontinued operations	$46,936,251	$48,928,143

As a result of the above foreclosure, the Company currently owns a Hong Kong subsidiary, BAK Asia, which in turn wholly owns two Chinese subsidiaries, Dalian BAK and Dalian BAK Power. China BAK will continue to be a US listing company with a low level of liabilities. The Company has outsourced its manufacturing operations to BAK Tianjin before the completion of construction and operation of facility in Dalian. BAK Tianjin is now a supplier of the Company and the Company does not have any significant benefits or liability from the operating results of BAK Tianjin except the normal risk with any major supplier.

It is the Company’s understanding that the Dalian government will grant certain government subsidies to the Company, including but not limited to land use rights at a favorable price. As of June 30, 2014, the Company had advances from the Management Committee of Dalian Economic Zone of $24,176,781 to finance its removal of our production facilities to Dalian. The Company expects that the removal will be completed by the end of 2014 and these advances will be recognized as income or offset against related expenditures when there are no present or future obligations for the subsidized projects. The Company obtained a short term bank loan of $4.8 million (RMB30 million) from Bank of Dandong for the period from August 19, 2014 to August 18, 2015. The short term loan is bearing fixed interest at 7.8% per annum and was guaranteed by Shenzhen BAK and Mr. Xiangqian Li, the Company’s CEO. The Company plans to raise further financing from local banks to meet its daily cash demands. However, there can be no assurance that the Company will be successful in obtaining this financing.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
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

Recently issued accounting pronouncements

In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205)and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Entities may “early adopt” the guidance for new disposals. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" which clarifies and improves the principles for recognizing revenue and develops a common revenue standard for United States generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) that among other things, improves comparability of revenue recognition practices and provides more useful information to users of financial statements through improved disclosure requirements. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing the effect of ASU 2014-09 on its revenue recognition.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718)" which provides explicit guidance on the treatment of awards with performance targets that could be achieved after the requisite service period. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

2. Pledged Deposits

Pledged deposits as of September 30, 2013 and June 30, 2014 consisted of the following:

	September 30, 2013	June 30, 2014
Pledged deposits with banks for:
Advances from an unrelated third party (Note 10(b))	$2,450,540	$-
Bills payable	5,687,147	-
	$8,137,687	$-

3. Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2013 and June 30, 2014 consisted of the following:

	September 30, 2013	June 30, 2014
Trade accounts receivable	$61,706,474	$176,439
Less: Allowance for doubtful accounts	(17,734,802)	-
	43,971,672	176,439
Bills receivable	5,904,029	-
	$49,875,701	$176,439

4. Inventories

Inventories as of September 30, 2013 and June 30, 2014 consisted of the following:

	September 30, 2013	June 30, 2014
Raw materials	$9,732,211	$-
Work-in-progress	9,220,019	-
Finished goods	38,322,957	806,699
	$57,275,187	$806,699

During the three months ended June 30, 2013 and 2014, obsolete inventory write-downs to lower of cost or market of $12,288,997 and $3,105,534, respectively, were charged to cost of revenues.

During the nine months ended June 30, 2013 and 2014, obsolete inventory write-downs to lower of cost or market of $38,084,761 and $8,752,543, respectively, were charged to cost of revenues.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

5. Prepayments and Other Receivables and Receivable from former subsidiaries

(i) Prepayments and other receivables were disposed as of September 30, 2013 and June 30, 2014 consisted of the following:

	Note	September 30, 2013	June 30, 2014
Prepayments for raw materials and others		$3,466,177	$-
Staff advances		701,923	17,776
Prepaid operating expenses		292,049	1,934
Advance to an unrelated third party	(a) (e)	1,169,798	-
Advance to a related party	(b) (e)	885,052	-
Consideration receivable	(c) (e)	6,483,507	-
Net assets of BAK Canada held by trustee	(d) (e)	1,043,833	-
Value added tax recoverable		4,295,390	165,250
Others		1,371,790	9,044
		19,709,519	194,004
Less: Allowance for doubtful accounts		(1,980,914)	-
		$17,728,605	$194,004

(a)	Advance to an unrelated third party was interest-free, unsecured and repayable on demand.
(b)

As of September 30, the Company advanced to Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”), a related party under the common control of Mr. Xiangqian Li (“Mr. Li”), the Company’s CEO, an amount of $885,052 which was interest-free, unsecured and repayable on demand.

(c)

On August 27, 2013, the Company completed the equity transfer of Tianjin Meicai to Tianjin Zhantuo International Trading Co., Ltd. (“Tianjin Zhantuo”), an unrelated third party. As of September 30, 2013, the remaining consideration receivable was $6,483,507. The amount was interest-free, repayable on September 26, 2013 (30 days upon completion) and pledged for advance from Tianjin Zhantuo.

(d)	BAK Canada filed for bankruptcy on March 28, 2013. As of September 30, 2013, its net assets were held under the custody of its trustee.
(e)	These receivables were disposed as of June 30, 2014. (Note 1).

(ii) Receivable from a former subsidiary

June 30, 2014
Receivable from a former subsidiary (Note 1)	$11,511,694
Less: Allowance for doubtful accounts (Note 1)	11,072,885
$438,809

As of June 30, 2014, the amount due from Shenzhen BAK was interest free, unsecured and repayable on demand. An amount of $438,809 was repaid in August 2014.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

6. Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2013 and June 30, 2014 consisted of the following:

	September 30, 2013	June 30, 2014
Buildings	$110,214,027	$-
Machinery and equipment	125,617,004	7,816
Office equipment	2,520,480	2,396
Motor vehicles	1,722,492	116,842
	240,074,003	127,054
Accumulated depreciation	(123,715,978)	(8,292)
Construction in progress	11,321,396	11,960,099
Prepayment for acquisition of property, plant and equipment	558,013	-
Carrying amount	$128,237,434	$12,078,861

(i)	Depreciation expense for the continuing operations is included in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2014	2013	2014
Cost of revenues	$3,634,835	$1,415,904	$11,029,359	$4,706,625
Research and development expenses	92,751	149,372	373,167	396,926
Sales and marketing expenses	34,820	27,357	101,673	84,194
General and administrative expenses	873,827	800,203	2,490,275	2,490,383
	$4,636,233	$2,392,836	$13,994,474	$7,678,128

(ii)	Construction in Progress

Construction in progress as of September 30, 2013 mainly comprised of capital expenditures for the automation production line of BAK Tianjin. Construction in progress as of June 30, 2014 was mainly comprised of capital expenditures for the site of Dalian BAK Power.

For the three months ended June 30, 2013 and 2014, the Company capitalized interest of $605,648 and $26,943, respectively, to the cost of construction in progress.

For the nine months ended June 30, 2013 and 2014, the Company capitalized interest of $1,975,311 and $345,443, respectively, to the cost of construction in progress.

(iii)	Impairment charge

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment.. The Company charged impairment losses of $3.2 million and $14.6 million for the three and nine months ended June 30, 2013, respectively. The impairment charge represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities in Shenzhen primarily for the production of aluminum-case cells. The Company believes that there was no further impairment for the three and nine months ended June 30, 2014.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

7. Prepaid Land Use Rights, net

Prepaid land use rights as of September 30, 2013 and June 30, 2014 consisted of the followings:

	September 30, 2013	June 30, 2014
Prepaid land use rights	$25,104,833	$-
Accumulated amortization	(3,664,541)	-
	$21,440,292	$-
Less: Classified as current assets	(707,810)	-
	$20,732,482	$-

Amortization expenses for the continuing operations were $150,712 and $418,720 for the three and nine months ended June 30, 2014, respectively.

Amortization expenses for the continuing operations were $254,386 and $831,840 for the three and nine months ended June 30, 2013, respectively.

8. Intangible Assets, net

Intangible assets as of September 30, 2013 and June 30, 2014 consist of the following:

	September 30, 2013	June 30, 2014
Trademarks, computer software and technology	$1,430,756	$-
Less: Accumulated amortization	(699,872)	-
	$730,884	$-

Intangible assets represented the trademarks, computer software and technology used for battery production and research.

Amortization expenses for the continuing operations were $146,002 and $59,601 for the three months ended June 30, 2013 and 2014 and $232,819 and $154,662 for the nine months ended June 30, 2013 and 2014, respectively.

9. Short-term Bank Loans

As of September 30, 2013 and June 30, 2014, the Company had several short-term bank loans with aggregate outstanding balances of $151,404,677 and nil. The loans were primarily obtained for general working capital, carried at interest rates ranging from 5.88% to 15.00% per annum, and had maturity dates ranging from 9 to 12 months. The loans are guaranteed by Mr. Li, the Company’s CEO, BAK International (TJ) Ltd and BAK International Ltd. These facilities were also secured by the Company’s assets with the following carrying values:

	September 30, 2013	June 30, 2014
Inventories	$24,505,399	$-
Accounts receivable, net	31,392,774	-
Machinery and equipment, net	12,211,038	-
Land use rights, buildings and construction in progress of BAK Industrial Park	87,763,440	-
Land use rights and buildings of Research and Development Test Centre	43,143,525	-
Land use rights #1 and buildings of Tianjin Industrial Park Zone	17,857,940	-
	$216,874,116	$-

As of June 30, 2014, short-term bank loans were disposed (note 1).

During the three months ended June 30, 2013 and 2014, interest expenses of $3,786,211 and $1,101,889, respectively, were incurred on the Company’s short-term bank borrowings.

During the nine months ended June 30, 2013 and 2014, interest expenses of $9,502,769 and $5,693,738, respectively, were incurred on the Company’s short-term bank borrowings.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

10. Other short-term loans, Accrued Expenses and Other Payables

(i) Other short-term loans were disposed as of September 30, 2013 and June 30, 2014 consisted of the following:

	Note	September 30, 2013	June 30, 2014
Advances from unrelated third parties
– Shenzhen Huo Huang Import & Export Co., Ltd.	(a)	$24,160,595	$-
– Gold State Securities Limited	(b)	2,450,540	-
– Shenzhen Wellgain Industrial Co., Ltd.	(c)	816,847	-
– Shenzhen De Dao Trading Co., Ltd. (former supplier of the Company)		816,847	-
– Others		37,493	-
		$28,282,322	$-

(ii) Accrued expenses and other payables as of September 30, 2013 and June 30, 2014 consisted of the following:

	Note	September 30, 2013	June 30, 2014
Construction costs payable		$5,894,919	$7,555,228
Equipment purchase payable		5,359,816	-
Customer deposits		2,038,387	104,992
Other payables and accruals	(d)	5,400,459	1,569,895
Accrued loan interest		246,027	-
Accrued staff costs		3,869,318	-
Deferred revenue, current portion		346,509	-
		$23,155,435	$9,230,115

As of September 30, 2013, the Company had advances from unrelated parties of $28,282,322, which were unsecured, non- interest bearing and repayable on demand except for:

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

As of June 30, 2014, advances from related parties were either repaid or disposed.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

10. Other short-term loans, Accrued Expenses and Other Payables (continued)

(d)	Other payables and accruals as of September 30, 2013 and June 30, 2014 included a payable for liquidated damages of approximately $1,210,000.

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of September 30, 2013 and June 30, 2014, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of September 30, 2013 and June 30, 2014, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

During the three months ended June 30, 2013 and 2014, interest expense of $16,077 and $5,149,806 (including loan interest of $4,203,266 accruing on the loans from Mr. Wang as described in Note 1), respectively, was incurred on the Company’s advances from unrelated third parties.

During the nine months ended June 30, 2013 and 2014, interest expense of $16,077 and $11,687,780 (including loan interest of $8,347,735 accruing on the loans from Mr. Wang as described in Note 1), respectively, was incurred on the Company’s advances from unrelated third parties.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

11. Deferred Revenue

Deferred revenue mainly represented a government grant subsidy of $9.0million (RMB56 million) for costs of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon of 35 years.

12. Deferred Government Grants

Other long-term payables as of September 30, 2013 and June 30, 2014 consist of the following:

	September 30, 2013	June 30, 2014
Advances from the Management Committee of Dalian Economic Zone (the “Management Committee”)(note)	$24,505,399	$24,176,781
Government subsidies received for:-
– Automated high-power lithium battery project from the National Development and Reform Commission and Ministry of Industry and Information Technology	8,145,594	-
– New energy innovation project from the Ministry of Finance	340,217	-
– Various lithium battery related projects from various government authorities	14,448,005	-
Others	32,252	-
	$47,471,467	$24,176,781
Less: Current portion	(24,525,004)	(24,176,781)
	$22,946,463	$-

Note:

The Management Committee provided a subsidy of RMB150 million to finance the removal of the Company’s production facilities from Tianjin to Dalian. The Company expects that the removal will be completed before December 2014.

The Company will recognize these grants as income or offset against related expenditures when there are no present or future obligations for the subsidized projects.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

13. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a) Income taxes in the condensed consolidated statements of comprehensive loss

The Company’s provision for income taxes consisted of:

	Three Months ended June 30,		Nine Months ended June 30,
	2013	2014	2013	2014
PRC income tax:
Current	$32,777	$-	$277,599	$16,474
Deferred	25,228	-	5,806,678	-
	$58,005	$-	$6,084,277	$16,474

United States Tax
China BAK is subject to statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three months ended andnine months ended June 30, 2013 and 2014.

Canada States Tax
BAK Canada is subject to statutory tax rate of 38% under Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the three months and nine months ended June 30, 2013 and 2014.

German States Tax
BAK Europe is subject to 25% statutory tax rate under Germany tax law for the three months and nine months ended June 30, 2013 and 2014.

India Tax
BAK India is subject to 30% statutory tax rate under India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the three months and nine months ended June 30, 2013 and 2014.

Hong Kong Tax
BAK International and China Asia are subject to Hong Kong profits tax rate of 16.5% . There is no taxable income for both companies for the three months and nine months ended June 30, 2013 and 2014, thus both companies did not incur any Hong Kong profits tax during the periods presented.

PRC Tax
Shenzhen BAK is entitled to a preferential enterprise income tax rate of 15% for the three and nine months ended June 30, 2013 and 2014.

All the other subsidiaries in China are subject to an income tax rate of 25%.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

13. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (Continued)

(a) Income taxes in the condensed consolidated statements of comprehensive loss (Continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income tax expenses is as follows:

	Three Months ended June 30,			Nine Months ended June 30,
	2013		2014	2013	2014
(Loss) before income taxes-continuing operations	$(10,212,676)	$	$ (9,829,430)	$(52,040,531)	$(26,351,675)

United States federal corporate income tax rate	35%		35%	35%	35%
Income tax computed at United States statutory corporate income tax rate	(3,574,437)		(3,440,301)	(18,214,186)	(9,223,086)
Reconciling items:
Rate differential for PRC earnings	1,720,899		455,721	9,782,790	2,555,291
Valuation allowance on deferred tax assets	1,328,284		2,939,065	7,109,734	6,147,546
Non-deductible expenses	554,557		40,430	7,087,660	506,060
Share based payment	27,771		5,085	104,205	30,663
Under-provision in prior year	931		-	214,074	-
Income tax expenses	$58,005		$-	$6,084,277	$16,474

As of September 30, 2013 and June 30, 2014, the Company’s U.S. entity, had net operating loss carry forwards of $2,511,374 and $3,354,362, respectively, available to reduce future taxable income which will expire in various years through 2030 and the Company’s PRC subsidiaries had net operating loss carry forwards of $105,668,004 and $595,495 which will expire in various years through 2019. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

13. Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (Continued)

(b) Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2013 and June 30, 2014 are presented below:

	September 30,2013	June 30, 2014
Deferred tax assets
Short-term
Trade accounts receivable	$5,530,324	$-
Inventories	5,365,802	-
Accrued expenses and other payables	865,002	-
Valuation allowance	(11,761,128)	-
Short-term deferred tax assets	-	-

Long-term
Property, plant and equipment	17,826,415	-
Net operating loss carried forward	26,833,658	1,322,901
Valuation allowance	(44,660,073)	(1,322,901)
Long-term deferred tax assets	-	-
Total net deferred tax assets	$-	$-
Deferred tax liabilities:
Long-term - Property, plant and equipment	$(779,814)	$-
Net deferred tax liabilities	$(779,814)	$-

As of September 30, 2013 and June 30, 2014, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the periods ended June 30, 2013 and 2014, and no provision for interest and penalties is deemed necessary as of June 30, 2013 and 2014.

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
For the three and nine months ended June 30, 2013 and 2014 (Continued)
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

A summary of share option plan activity for these options during the nine months ended June 30, 2014 is presented below:

		Weighted
		average	Weighted	Aggregate
	Number of	exercise price	average remaining	intrinsic
	shares	per share	contractual term	value (1)
Outstanding as of October 1, 2013	136,560	$14.05	2.7years
Exercised	-	-
Cancelled	-	-
Forfeited	(132,360)	14.05
Outstanding as of June 30, 2014	4,200	$14.05	1.95 years	$-
Exercisable as of June 30, 2014	4,200	$14.05	1.95 years	$-

(1)	The intrinsic values of options at June 30, 2014 was zero since the per share market value of common stock of $2.35 was lower than the exercise price of the option of $14.05 per share.

The weighted average grant-date fair value of options granted on June 22, 2009 was $12.30 per share. The Company recorded non-cash share-based compensation expense of $57,328 and $10,498 for the three months ended June 30, 2013 and 2014, and $214,351 and of $64,604 for the nine months ended June 30, 2013 and 2014, respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
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

As of June 30, 2014, there were unrecognized compensation costs of $10,498 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.25 years.

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

A summary of share option plan activity for these options during the nine months ended June 30, 2014 is presented below:

		Weighted	Weighted
		Average	average	Aggregate
	Number of	Exercise	remaining	intrinsic
	shares	price per share	contractual term	value (1)
Outstanding as of October 1, 2013	20,000	$12.15	4 years
Exercised	-	-
Cancelled	-	-
Forfeited	(20,000)	12.15
Outstanding as of June 30, 2014	-	-	-	$-
Exercisable as of June 30, 2014	-	-	-	$-

(1)	The intrinsic values of options at June 30, 2014 was zero since the per share market value of common stock of $2.35 was lower than the exercise price of the option of $12.15 per share.

The weighted average grant-date fair value of options granted on April 8, 2010 was $7.05 per share. The Company recorded non-cash share-based compensation expense of $1,373 and nil for the three months ended June 30, 2013 and 2014and $8,703 and nil for the nine months ended June 30, 2013 and 2014, respectively, in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
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

As of June 30, 2014, there were no unrecognized compensation costs related to the above non-vested share options.

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

The Company recorded non-cash share-based compensation expense of $20,642 and $4,026 for the three months ended June 30, 2013 and 2014 and $74,875 and $23,002 for the nine months ended June 30, 2013 and 2014, respectively, in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of June 30, 2014, there was unrecognized stock-based compensation costs of $596 associated with these restricted shares granted to Mr. Xiangqian Li. These costs are expected to be recognized over a weighted-average period of 0.25 years.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the three and nine months ended June 30, 2013 and 2014.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

15. (Loss) Earnings Per Share

The following is the calculation of (loss) earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2013	2014	2013	2014
Net (loss) profit
- From continuing operations	$(10,270,681)	$(9,829,430)	$(58,124,808)	$(26,368,149)
- From discontinued operations	-	46,936,251	-	48,928,143
	(10,270,681)	37,106,821	(58,124,808)	22,559,994
Weighted average shares used in basic and diluted computation	12,619,597	12,619,597	12,619,597	12,619,597

(Loss) earnings per share – Basic and diluted
- From continuing operations	(0.81)	(0.78)	(4.61)	(2.09)
- From discontinued operations	-	3.72	-	3.88
(Loss) earnings per share – Basic and diluted	$(0.81)	$2.94	$(4.61)	$1.79

For the three and nine months ended June 30, 2014, the outstanding 4,200 stock options and 100,000 restricted shares were anti-dilutive and excluded from diluted (loss) earnings per share.

For the three and nine months ended June 30, 2013, the outstanding 246,151 stock options and 100,000 restricted shares were anti-dilutive and excluded from diluted loss per share.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, trade accounts receivable, other receivables, accounts and bills payable and other payables, approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

17. Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2013 and June 30, 2014, the Company had the following contracted capital commitments:

	September 30,2013	June 30, 2014
For construction of buildings	$321,668	$11,119,956
For purchase of equipment	1,174,695	-
Capital injection to Dalian BAK Power (Note 1)	-	25,000,000
	$1,496,363	$36,119,956

(ii) Guarantees

In order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company has given guarantees of bank borrowings with a maximum obligation period of from one to three years to certain parties to the maximum extent of $31.0 million (including $4.9 million to a related party) and nil as of September 30, 2013 and June 30, 2014, respectively.

During the three months ended June 30, 2013 and 2014, the Company recorded a reversal of loss arising from loan guarantees of $0.8 million and nil, respectively.

During the nine months ended June 30, 2013 and 2014, the Company recorded a net loss arising from loan guarantees of $2.0 million and nil, respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

17. Commitments and Contingencies (Continued)

(iii) Outstanding Discounted Bills and Transferred Bills

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

The Company’s outstanding discounted and transferred bills as of September 30, 2013 and June 30, 2014 are summarized as follows:

	September 30,2013	June 30, 2014
Bank acceptance bills	$20,307,818	$-

(iv) Litigation

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

18. Significant Concentrations

(a) Customers and Credit Concentrations

The Company had three and one customers that individually comprised 10% or more of net revenue from continuing operations for the three months ended June 30, 2013 and 2014, respectively, as follows:

	Three months ended June 30,
	2013			2014
Jiangsu Huatiantong Technology Limited.	$5,108,146	11.20%	$	*	*
Beijing Beny Wave Co., Ltd	5,476,526	12.00%		*	*
Dongguan Yulong Telecom Technology Co., Ltd.	$4,752,907	10.42%		$6,657,646	13.87%

*Comprised less than 10% of net revenue from continuing operations for the respective periods.

The Company had one customer that individually comprised 10% or more of net revenue from continuing operations for the nine months ended June 30, 2013 and 2014, respectively as follows:

	Nine months ended June 30,
	2013		2014
Tinno Mobile Technology Company Limited.	*	*	13,278,638	10.88%
Dongguan Yulong Telecom Technology Co., Ltd.	17,395,085	11.34%	*	*

*Comprised less than 10% of net revenue from continuing operations for the respective periods.

As of June 30, 2014, there was no customer that individually comprised 10% or more of accounts receivable.

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2013 and June 30, 2014, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2013 and 2014 (Continued)
(In US$ except for number of shares)
(Unaudited)

19. Segment Information

The Company used to engage in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Starting from the three months ended December 31, 2013 and until June 30, 2014, the Company was also engaged in the business segment of property lease and management (see Note 1). Net revenues from continuing operations for the three and nine months ended June 30, 2013 and 2014 were as follows:

Net revenues by product:

	Three months ended June 30,		Nine months ended June 30,
	2013	2014	2013	2014
Prismatic cells
Aluminum-case cell	$7,564,890	$3,361,596	$25,868,259	$24,486,486
Battery pack	15,415,073	29,050,554	55,236,046	61,800,144
Cylindrical cells	8,475,404	3,341,239	38,767,076	9,277,848
Lithium polymer cells	10,462,818	9,963,279	20,314,424	17,145,636
High-power lithium battery cells	3,680,541	2,278,178	13,211,773	9,329,136
Total	$45,598,726	$47,994,846	$153,397,578	$122,039,250

Net revenues by geographical area:

	Three months ended June 30,		Nine months ended June 30,
	2013	2014	2013	2014
PRC Mainland	$33,536,946	$44,300,448	$118,040,406	$105,513,367
PRC Taiwan	3,197,234	644,796	10,391,188	2,952,745
India	1,670,086	822,849	6,736,917	1,978,668
Hong Kong, China	1,869,135	1,431,131	8,199,812	5,337,486
Others	5,325,325	795,622	10,029,255	6,256,984
Total	$45,598,726	$47,994,846	$153,397,578	$122,039,250

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “Company”, “we”, “us” and “our” are to the combined business of China BAK Battery, Inc., a Nevada corporation, and its consolidated subsidiaries; up to the effective date of foreclosure.
  “BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;
  “Dalian BAK Trading” are to our PRC subsidiary, Dalian BAK Trading Co., Ltd.;
  “Dalian BAK Power” are to our PRC subsidiary, Dalian BAK Power Battery Co., Ltd;
  “BAK International” are to our former Hong Kong subsidiary, BAK International Limited;
  “BAK Europe” are to our former German subsidiary, BAK Europe GmbH;
  “BAK Canada” are to our former Canadian subsidiary, BAK Battery Canada Ltd.;
  “BAK India” are to our former Indian subsidiary, BAK Telecom India Private Limited;
  “Shenzhen BAK” are to our former PRC subsidiary, Shenzhen BAK Battery Co., Ltd.;
  “BAK Tianjin” are to our former PRC subsidiary, BAK International (Tianjin) Ltd.;
  “BAK Battery” are to our former PRC subsidiary, BAK Battery (Shenzhen) Co., Ltd.;
  “Tianjin Chenhao” are to our former PRC subsidiary, Tianjin Chenhao Technological Development Limited;
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

On December 27, 2013, Dalian BAK Power, a wholly owned subsidiary of BAK Asia, was incorporated in Dalian. As described below, Dalian BAK Power is expected to be engaged in manufacturing high power batteries.

On May 8, 2014, Tianjin Chenhao, a wholly owned subsidiary of BAK Tianjin, was incorporated in Tianjin.

Overview

Before the foreclosure of BAK International on June 30, 2014, we generated most of our revenues from BAK International and its subsidiaries. We had experienced net losses since fiscal 2008. We generated revenues from the manufacture of lithium ion rechargeable batteries of $48.0 million and $45.6 million for the three months ended June 30, 2014 and 2013, respectively. Starting from December 31, 2013 and up to June 30, 2014, we were also engaged in the business segment of property lease and management of our Research and Development Centre in Shenzhen, which was completed in July 2013. As a result, we generated revenues from property lease and management of $1.5 million and nil for the three months ended June 30, 2014 and 2013, respectively.

We had net liabilities, a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years and significant short-term debt obligations maturing in less than one year as of June 30, 2014.

In order to repay our overdue bank loans, Shenzhen BAK borrowed from Mr. Jinghui Wang an aggregate of RMB520 million (approximately $85.9 million) (the “Loans”) in December 2013 and January 2014. To secure the repayment of the Loans, the Company and BAK International separately entered into a corporate guarantee with Mr. Wang, under which each of the Company and BAK International irrevocably and unconditionally guaranteed to the lender timely performance by Shenzhen BAK of its obligation to repay the Loans. In addition, the Company pledged 100% of its equity interest in BAK International to the lender as security for Shenzhen BAK’s repayment of the Loans (the “Pledged BAK International Equity”).

On April 24, 2014, the Company received a notice from Mr. Wang that requested for immediate payment of the loans. On June 30, 2014, the Company received from Mr. Wang a notice that due to Shenzhen BAK’s default under the Loans, he had foreclosed his security interest in and sold and transferred to a third party the Pledged BAK International Equity for a purchase price of RMB520 million (approximately $83.8 million).

On July 4, 2014, the Company, Shenzhen BAK, BAK International and Mr. Wang entered into certain Deed of Waiver and Release, pursuant to which, Mr. Wang absolutely waived all his title, rights, interests and benefits in and to the accrued and unpaid interests accruing on the Loans in an amount of RMB51 million (approximately $8.3 million) as of June 30, 2014. In addition, the Company and BAK International were both released and discharged from their obligations under the corporate guarantees that they executed in favor of Mr. Wang. Under the Deed of Waiver and Release, the Company, Shenzhen BAK, BAK International and Mr. Wang will have no claim whatsoever against each other.

As a result of the above foreclosure, we lost ownership of the following companies:

  Our former Hong Kong subsidiary, BAK International;
  Our former German subsidiary, BAK Europe;
  Our former Canadian subsidiary, BAK Canada;
  Our former Indian subsidiary, BAK India;
  Our former PRC subsidiary, Shenzhen BAK;
  Our former PRC subsidiary, BAK Tianjin;
  Our former PRC subsidiary, BAK Battery; and
  Our former PRC subsidiary, Tianjin Chenhao.

Our new corporate structure after the foreclosure is as follows:

We expect that upon the commencement of its commercial operations at the end of calendar year 2014, Dalian BAK Power will be engaged in the business of developing, manufacturing and selling energy high power lithium batteries, which are mainly used in the following applications:

  Electric vehicles (EV), such as electric cars, electric buses, hybrid electric cars and buses;
  Light electric vehicles (LEV), such as electric bicycles, electric motors, sight-seeing cars; and
  Electric tools, energy storage, uninterruptible power supply, and other high power applications.

We are constructing a new manufacturing facility in Dalian and most of the operating assets, including machinery and equipment, as well as the customers, employees, patents and technologies are being relocated from BAK Tianjin to Dalian. The construction of the Dalian facility is expected to be completed in September 2014 and its trial production will begin thereafter immediately. We expect that the Dalian facility will commence its commercial operations at the end of calendar year 2014. We have been actively working with the existing customers of BAK Tianjin on transfer of their orders to Dalian BAK Power. We have and will continue to outsource our customers’ orders to BAK Tianjin until our Dailian manufacturing facility begins its commercial operations.

It is our understanding that the Dalian government will continue to grant certain government subsidies to us, including but not limited to land use rights at a favorable price. During fiscal 2013, we received a subsidy of RMB150 million (approximately $24.2 million) from the Management Committee of Dalian Economic Zone, to finance our relocation of operating assets from Tianjin to Dalian. We obtained a short term bank loan of $4.8 million (RMB30 million) from Bank of Dandong for the period from August 19, 2014 to August 18, 2015. The short term bank loan is bearing a fixed interest rate at 7.8% per annum and guaranteed by Shenzhen BAK and Mr. Xiangqian Li. We plan to borrow additional funds from local banks to meet our cash demands. We believe with the significant reduction of liabilities and borrowing additional funds from local banks we can continue as a going concern.

For the three months ended June 30, 2014 and 2013, we recorded a net loss of $9.8 million and $10.3 million from our continuing operations, respectively. As of June 30, 2014, we had an accumulated deficit of $157.0 million and net liabilities of $19.5 million.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of our 2014 fiscal year:

  Net revenues: Net revenues increased by $2.4 million, or 5.3%, to $48.0 million for the three months ended June 30, 2014, from $45.6 million for the same period in 2013.
  Gross profit (loss): Gross profit was $4.3 million for the three months ended June 30, 2014, a change of $5.7 million from a gross loss of $1.4 million for the same period in 2013.
  Operating loss: Operating loss was $3.6 million for the three months ended June 30, 2014, an improvement of $4.1 million, or 53.2%, from an operating loss of $7.7 million for the same period in 2013.
  Net loss from continuing operations: Net loss from continuing operations was $9.8 million for the three months ended June 30, 2014, compared to $10.3 million for the same period in 2013.
  Income from discontinued operations: Income from discontinued operations was $46.9 million for the three months ended June 30, 2014, compared to nil for the same period in 2013.
  Fully diluted earnings (loss) per share: Fully diluted earnings per share was $2.94 for the three months ended June 30, 2014, as compared to fully diluted net loss per share of $0.81 for the same period in 2013.

Financial Statement Presentation

Net revenues. Our net revenues from our continuing operations of sale of batteries represent the invoiced value of our products sold, net of value added taxes, or VAT, sales returns, trade discounts and allowances. We are subject to VAT, which is levied on most of our products at the rate of 17% on the invoiced value of our products. A provision for sales returns is recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns represents our best estimate of the amount of goods that will be returned from our customers based on historical sales return data.

Revenue from our discontinued operations represents rental income for commercial property leases and management and is recognized on a straight-line basis over the respective lease terms.

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

Income taxes. Since Shenzhen BAK was acknowledged as a New and High technology enterprise, it is entitled to a preferential tax rate of 15% for each of the calendar years 2011, 2012, 2013 and up to October 2014. BAK Battery is subject to an income tax rate of 25%. Both companies did not incur any enterprise income tax for the calendar years 2013 and 2014 due to the current tax losses carried forward from calendar years 2011 and 2012. BAK Tianjin is currently paying no enterprise income tax due to cumulative tax losses. Dalian BAK Trading and Dalian BAK Power are subject to an income tax rate of 25%. Both companies did not incur any enterprise income tax since their establishment. Our former Canadian, German, Indian, and Hong Kong subsidiaries-BAK Canada, BAK Europe, BAK India and BAK International-are subject to profits tax in their respective countries at rates of 38%, 25%, 30%, and 16.5%, respectively. However, because they do not have any assessable income derived from or arising in those countries, they have not paid any such tax.

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

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended June 30,		Change
	2013	2014	$	%
Net revenues	$45,599	$47,995	$2,396	5.3
Cost of revenues	(46,986)	(43,676)	(3,310)	(7.0)
Gross (loss) profit	(1,387)	4,319	5,706	411.4
Operating expenses:
Research and development expenses	1,135	1,469	334	29.4
Sales and marketing expenses	1,710	1,807	97	5.7
General and administrative expenses	4,655	3,921	(734)	(15.8)
(Recovery of) provision for doubtful accounts	(4,388)	729	5,117	116.6
Impairment charge on property, plant and equipment	3,208	-	(3,208)	(100.0)
Total operating expenses	6,320	7,926	1,606	25.4
Operating loss	(7,707)	(3,607)	(4,100)	(53.2)
Finance costs, net	(3,455)	(6,193)	2,738	79.3
Recovery of loss from loan guarantees	809	-	(809)	(100.0)
Government grant income	113	22	(91)	(80.1)
Other income (expense)	27	(51)	(78)	(288.9)
Loss before income tax and continuing operations	(10,213)	(9,829)	384	3.8
Income tax expenses	(58)	-	(58)	(100.0)
Net loss from continuing operations, net of tax	(10,271)	(9,829)	(442)	(4.3)
Income from discontinued operations, net of tax	-	46,936	46,936	100.0
Net (loss) profit	(10,271)	37,107	47,378	461.3

Net revenues. Net revenues were $48.0 million for the three months ended June 30, 2014, as compared to $45.6 million for the same period in 2013, an increase of $2.4 million, or 5.3%. This increase was primarily attributable to the increase in sales of battery packs by $13.6 million, or 88.5%, compared with the same period last year.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Three Months Ended June 30,
	2013	2014
Prismatic cells
Aluminum-case cells	$7,565	$3,361
Battery packs	15,415	29,051
Cylindrical cells	8,476	3,341
Lithium polymer cells	10,463	9,964
High-power lithium battery cells	3,680	2,278
Total	$45,599	$47,995

The following table sets forth the breakdown of our net revenues from sales of reconditioned and normal products for the three months ended June 30, 2014 and 2013, respectively.

(All amounts in thousands of U.S. dollars)

	Three Months Ended June 30, 2014
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$169	$3,192	$3,361
Battery packs	2,254	26,797	29,051
Cylindrical cells	-	3,341	3,341
Lithium polymer cells	6,516	3,448	9,964
High-power lithium battery cells		2,278	2,278
Total	$8,939	$39,056	$47,995

	Three Months Ended June 30, 2013
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$3,600	$3,965	$7,565
Battery packs	6,372	9,043	15,415
Cylindrical cells	-	8,476	8,476
Lithium polymer cells	3,143	7,320	10,463
High-power lithium battery cells	-	3,680	3,680
Total	$13,115	$32,484	$45,599

Net revenues from sales of aluminum-case cells decreased to $3.4 million for the three months ended June 30, 2014, from $7.6 million in the same period in 2013, a decrease of $4.2 million, or 55.6%, resulting from a decrease of 60.2% in sales volume, partially offset by a a rise of 11.9% in average selling price. The decrease in sales volume was because of the continuing decrease in demand for aluminum-case cells in view of the popularity of polymer smartphone batteries and fewer reconditioned products sold in this period. We disposed of a large quantity of obsolete and low quality products at a lower selling price in the same corresponding period of last year.

Net revenues from sales of battery packs, which are a crucial component of smartphones, increased to $29.1 million in the three months ended June 30, 2014, from $15.4 million in the same period in 2013, an increase of $13.6 million, or 88.5% . This resulted from an increase of 31.8% in sales volume as well as an increase of 42.9% in average selling price. The increase in sales volume resulted from an increase in our main customers end-market sales. The increase in average selling price was because we sold more high value, high capacity batteries used in smartphones with long standby time and fewer reconditioned batteries to customers.

Net revenues from sales of cylindrical cells decreased to $3.3 million in the three months ended June 30, 2014, from $8.5 million in the same period in 2013, a decrease of $5.1 million, or 60.6% . This resulted from a decrease of 18.7% in sales volume accompanied by a decrease of 51.6% in average selling price. The decrease in sales volume and price were attributable to the fierce competition in cylindrical cells, especially from South Korean competitors. Our sales volume was adversely impacted by such competition and we had to reduce selling prices in order to remain competitive.

Lithium polymer cells are generally used for smart phones. We sold $10.0 million in lithium polymer cells for the three months ended June 30, 2014, compared to $10.5 million in lithium polymer cells in the same period in 2013, a decrease of $0.5 million, or 5.0%, resulting from a decrease of 21.1% in sales volume offset by an increase of 21.1% in average selling price. The decrease in sales volume was attributable to the fierce competition in the battery market. The increase in average selling price was because we disposed of obsolete and low quality products at a lower selling price in the same corresponding period of last year.

We also sold approximately $2.3 million in high-power lithium battery cells for the three months ended June 30, 2014, as compared to $3.7 million in high-power lithium battery cells in the same period in 2013, a decrease of $1.4 million, or 38.1%, resulting from a decrease of 60.2% in sales volume offset by an increase of 56.3% in average selling price. The light electric vehicle market, in particular the electric bicycle market, was turning to be more competitive, and we became more selective in customers and gave up low value customers while trying to retain higher end customers.

Cost of revenues. Cost of revenues decreased to $43.7 million for the three months ended June 30, 2014, as compared to $47.0 million for the same period in 2013, a decrease of $3.3 million, or 7.0% . Included in cost of revenues were write-downs of inventories of $3.1 million and $12.3 million for the three months end June 30, 2014 and 2013, respectively. We write down inventory value whenever there is an indication that it is impaired.

Gross profit (loss). Gross profit for the three months ended June 30, 2014 was $4.3 million, or 9.0% of net revenues, as compared to gross loss of $1.4 million, or 3.0% of net revenues, for the same period in 2013. Our improvement of gross profit was largely due to the decrease in write-downs of inventory and fewer reconditioned products being sold at a loss in this period, compared with the same period of 2013.

Research and development expenses. Research and development expenses, which were offset with related government grants, increased to $1.5 million for the three months ended June 30, 2014, as compared to $1.1 million for the same period in 2013, an increase of $0.4 million, or 29.4% . This increase was mainly due to more temporary staff being employed and higher average salaries being paid to retain the existing technicians. In addition, there was an increase of $0.1 million in materials being consumed in R&D projects compared with the same period of 2013.

Sales and marketing expenses. Sales and marketing expenses increased to $1.8 million for the three months ended June 30, 2014, as compared to $1.7 million for the same period in 2013, a slight increase of $0.1 million, or 5.7% . As a percentage of revenues, sales and marketing expenses were 3.8% for both quarters.

General and administrative expenses. General and administrative expenses decreased to $3.9 million, or 8.2% of revenues, for the three months ended June 30, 2014, as compared to $4.7 million, or 10.2% of revenues, for the same period in 2013, a decrease of $0.7 million, or 15.8% . The decrease was mainly due to our continuing efforts to control costs.

Operating loss. As a result of the above, our operating loss totaled $3.6 million for the three months ended June 30, 2014, as compared to $7.7 million for the same period in 2013, a decrease of $4.1 million, or 53.2% .

Finance cost, net. Finance cost, net, increased to $6.2 million for the three months ended June 30, 2014, as compared to $3.5 million, for the same period in 2013, an increase of $2.7 million or 79.3% . In December 2013 and January 2014, we borrowed loans amounting $83.8 million (RMB 520 million) from the potential buyer of BAK International, Mr. Jinghui Wang, which bore 20% interest per annum. The increase was attributable to the interest expense of $5.2 million charged on the loans from Mr. Wang and other unrelated third parties while there was no such charge in the same period of 2013. However, the interest on bank borrowings decreased by $2.1 million due to repayment of most bank loans upon maturity during the period.

Recovery of loss from loan guarantees. Shenzhen Langjin Technology Development Co., Ltd or Shenzhen Langjin defaulted on bank loans guaranteed by us and the bank demanded full payment from us. We recovered a loss of $0.8 million during the three months ended June 30, 2013.

Income tax expense. Income tax expense was nil for the three months ended June 30, 2014, as compared to $0.06 million income tax expense for the same period in 2013 as we incurred a loss during the quarter ended June 30, 2014.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, represents the income from the leasing and management of our Research and Development Centre of our former subsidiary in Shenzhen. During the three months ended June 30, 2014, this operation generated net income of $1.1 million. We recorded an accounting profit of $45.8 million as of June 30, 2014 on disposal of BAK International and its subsidiaries as a result of the foreclosure described above, which was mainly related to the market value appreciation of our Research and Development Centre.

Net profit (loss). As a result of the foregoing, we had a net profit of $37.1 million for the three months ended June 30, 2014, compared to a net loss of $10.3 million for the same period in 2013.

Comparison of Nine Months Ended June 30, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine months ended June 30,		Change
	2013	2014	$	%
Net revenues	$153,398	$122,039	$(31,359)	(20.4)
Cost of revenues	(162,577)	(112,558)	(50,019)	(30.8)
Gross (loss) profit	(9,179)	9,481	18,660	203.3
Operating expenses:
Research and development expenses	3,995	3,981	(14)	(0.4)
Sales and marketing expenses	5,813	4,504	(1,309)	(22.5)
General and administrative expenses	13,744	11,913	(1,831)	(13.3)
Recovery of doubtful accounts	(5,088)	(639)	(4,449)	(87.4)
Impairment charge on property, plant and equipment	14,604	-	(14,604)	(100.0)
Total operating expenses	33,068	19,759	(13,309)	(40.2)
Operating loss	(42,247)	(10,278)	(31,969)	(75.7)
Finance costs, net	(7,894)	(16,785)	8,891	112.6
Loss from loan guarantees	(2,002)	-	(2,002)	(100.0)
Government grant income	131	74	(57)	(43.5)
Other (expense) income	(29)	636	(665)	(2,293.1)
Loss before income tax from continuing operations	(52,041)	(26,353)	(25,688)	(49.4)
Income tax expenses	(6,084)	(16)	(6,068)	(99.7)
Net loss from continuing operations, net of tax	(58,125)	(26,369)	(31,756)	(54.6)
Income from discontinued operations, net of tax	-	48,928	48,928	100.0
Net (loss) profit	$(58,125)	$22,559	$(80,684)	(138.8)

Net revenues. Net revenues were $122.0 million for the nine months ended June 30, 2014, as compared to $153.4 million for the same period in 2013, a decrease of $31.4 million, or 20.4% . This decrease was primarily attributable to a decrease in sales from cylindrical cells of $29.5 million, or 76.1% for the nine months end June 30, 2014 as compared to the same period last year.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Nine Months Ended June 30,
	2013	2014
Prismatic cells
Aluminum-case cells	$25,868	$24,486
Battery packs	55,237	61,800
Cylindrical cells	38,767	9,278
Lithium polymer cells	20,314	17,146
High-power lithium battery cells	13,212	9,329
Total	$153,398	$122,039

The following table sets forth the breakdown of our net revenues from sales of reconditioned and normal products for the nine months ended June 30, 2014 and 2013, respectively.

(All amounts in thousands of U.S. dollars)

	Nine Months Ended June 30, 2014
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$18,709	$5,777	$24,486
Battery packs	8,545	53,255	61,800
Cylindrical cells	-	9,278	9,278
Lithium polymer cells	12,782	4,364	17,146
High-power lithium battery cells	-	9,329	9,329
Total	$40,036	$82,003	$122,039

	Nine Months Ended June 30, 2013
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$16,595	$9,273	$25,868
Battery packs	16,565	38,672	55,237
Cylindrical cells	-	38,767	38,767
Lithium polymer cells	9,054	11,260	20,314
High-power lithium battery cells	-	13,212	13,212
Total	$42,214	$111,184	$153,398

Net revenues from sales of aluminum-case cells decreased to $24.5 million for the nine months ended June 30, 2014, from $25.9 million in the same period in 2013, a decrease of $1.4 million, or 5.3%, resulting from a decrease of 42.7% in sales volume offset by an increase of 63.5% in average selling price. The decrease in sales volume was because of the continuing decrease in demand for aluminum-case cells in view of the popularity of polymer smartphone batteries in this period. The increase in average selling price was because we disposed of a large quantity of obsolete and low quality products at a lower selling price in the same corresponding period of last year.

Net revenues from sales of battery packs increased to $61.8 million in the nine months ended June 30, 2014, from $55.2 million in the same period in 2013, an increase of $6.6 million, or 11.9% . This resulted from an increase of 0.3% in sales volume offset by an increase of 11.6% in average selling price. The increase in sales price was mainly attributable to fewer reconditioned products sold as well as more high value batteries used in smartphones with higher capacity and long standby time requirements sold for the nine months ended June 30, 2014 as compared to the same period last year.

Net revenues from sales of cylindrical cells decreased to $9.3 million in the nine months ended June 30, 2014, from $38.8 million in the same period in 2013, a decrease of $29.5 million, or 76.1% . This resulted from a decrease of 68.1% in sales volume accompanied with a decrease of 24.9% in average selling price. The decrease in sales volume and price were attributable to the fierce competition in cylindrical cells, especially from South Korean competitors.

We sold $17.1 million in lithium polymer cells for the nine months ended June 30, 2014, compared to $20.3 million in lithium polymer cells in the same period in 2013, a decrease of $3.2 million, or 15.6%, resulting from a decrease of 16.6% in sales volume offset by a slight increase of 1.2% in average selling price. The decrease in sales volume was attributable to the fierce competition in the battery market.

We also sold approximately $9.3 million in high-power lithium battery cells for the nine months ended June 30, 2014, as compared to $13.2 million in high-power lithium battery cells in the same period in 2013, a decrease of $3.9 million, or 29.4%, resulting from a decrease of 45.9% in sales volume offset by an increase of 30.2% in average selling price. The light electric vehicle market, in particular the electric bicycle market, is becoming more competitive, and we became more selective in customers and gave up low value customers while trying to retain higher end customers.

Cost of revenues. Cost of revenues decreased to $112.6 million for the nine months ended June 30, 2014, as compared to $162.6 million for the same period in 2013, a decrease of $50.0 million, or 30.8% . Included in cost of revenues were write-downs of inventories of $38.1 million and $8.8 million for the nine months ended June 31, 2013 and 2014, respectively. We write down inventory value whenever there is an indication that it is impaired.

Gross profit (loss). Gross profit for the nine months ended June 30, 2014 was $9.5 million, or 7.8% of net revenues, as compared to a gross loss of $9.2 million, or 6.0% of net revenues, for the same period in 2013. Our change in gross profit was largely due to the decrease in write-downs of inventory and fewer reconditioned products being sold at a loss in this period, compared with the same period of 2013.

Research and development expenses. Research and development expenses, which were offset with related government grants, were $4.0 million in both the nine months ended June 30, 2014 and 2013.

Sales and marketing expenses. Sales and marketing expenses decreased to $4.5 million for the nine months ended June 30, 2014, as compared to $5.8 million for the same period in 2013, a decrease of $1.3 million, or 22.5% . As a percentage of revenues, sales and marketing expenses were 3.7% and 3.8% for the nine months ended June 30, 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses decreased to $11.9 million, or 9.8% of revenues, for the nine months ended June 30, 2014, as compared to $13.7 million, or 9.0% of revenues, for the same period in 2013, a decrease of $1.8 million, or 13.3% . The decrease was mainly due to our continuing efforts to control costs.

Operating loss. As a result of the above, our operating loss totaled $10.3 million for the nine months ended June 30, 2014, as compared to $42.2 million for the same period in 2013, a decrease of $32.0 million, or 75.7% .

Finance cost, net. Finance cost, net, increased to $16.8 million for the nine months ended June 30, 2014, as compared to $7.9 million, for the same period in 2013, an increase of $8.9 million or 112.6% . In December 2013 and January 2014, we borrowed loans amounting $83.8 million (RMB 520 million) from the potential buyer of BAK International, Mr. Jinghui Wang, which bore 20% interest per annum. The increase was attributable to the interest expense of $11.7 million charged on the loans from Mr. Wang and other unrelated third parties while there was no such charge in the same period of 2013. However, the interest on bank borrowings decreased by $2.2 million due to repayment of most bank loans upon maturity during the period.

Loss arising from loan guarantees. Shenzhen Langjin defaulted on bank loans guaranteed by us and the bank demanded full payment from us. We recognized such loss of $2.0 million for the nine months ended June 30, 2013. We recovered these amounts later in fiscal 2013 and no such loss was incurred in the nine months ended June 30, 2014.

Income tax expense. Income tax expense was approximately $0.02 million for the nine months ended June 30, 2014, as compared to $6.1 million income tax expense for the same period in 2013. We recorded an allowance of $5.8 million for our deferred tax assets in the same period of last year as we expected that we would not be entitled to the tax benefit in the future.

Income from discontinued operations, net of tax. Incomes from discontinued operations, net of tax represent the income from the leasing and management of our Research and Development Centre in Shenzhen. During the nine months ended June 30, 2014, this operation generated a net income of $3.1 million. We recorded an accounting profit of $45.8 million as of June 30, 2014 on disposal of BAK International and its subsidiaries as a result of the foreclosure described above, which was mainly related to the market value appreciation of our Research and Development Centre.

Net profit (loss). As a result of the foregoing, we had a net profit of $22.6 million for the nine months ended June 30, 2014, compared to a net loss of $58.1 million in the same period of last year.

Liquidity and Capital Resources

Before the foreclosure of the pledged ownership of BAK International, we had historically financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, factoring of bills receivable to banks and issuance of capital stock.

After the foreclosure of the pledged ownership of BAK International and as of June 30, 2014, we had cash and cash equivalents of $0.3 million. Our total current assets were $1,888,066 and our total current liabilities were $33,488,842, which results in a net working capital deficiency of $31,600,776. These factors raise substantial doubts about our ability to continue as a going concern. It is our understanding that the Dalian government will continue to grant certain government subsidies to us, including but not limited to land use rights at a favorable price. As of June 30, 2014, we had received from the Management Committee of Dalian Economic Zone of $24,176,781 to finance the relocation of our operating assets from Tianjin to Dalian. We expect that the relocation will be completed by the end of 2014 and we will recognize these advances as income or offset them against related expenditures when there are no present or future obligations for the subsidized projects. We obtained a short term bank loan of $4.8 million (RMB30 million) from Bank of Dandong for the period from August 19, 2014 to August 18, 2015. The short term bank loan is bearing fixed interest at 7.8% per annum and was guaranteed by Shenzhen BAK and Mr. Xiangqian Li.

We may require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to borrow additional funds from local banks to meet the Company’s cash needs. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing is insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We also will continue to reinforce our efforts to improve the collection of receivables. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all, or our collection of receivables will improve. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Cash Flows
(All amounts in thousands of U.S. dollars)

	Nine Months Ended
	June 30,
	2013	2014
Net cash provided by (used in) operating activities	$43,151	$(19,431)
Net cash (used in) investing activities	(42,002)	(7,942)
Net cash (used in) provided by financing activities	(486)	13,597
Effect of exchange rate changes on cash and cash equivalents	467	49
Net increase (decrease) in cash and cash equivalents	1,130	(13,727)
Cash and cash equivalents at the beginning of period	9,272	13,999
Cash and cash equivalents at the end of period	$10,402	$272

Operating Activities

Net cash used in operating activities was $19.4 million in the nine months ended June 30, 2014, as compared with $43.2 million in net cash provided by operating activities in the same period in 2013. The increase of $62.6 million in net cash used in operating activities was mainly attributable to the increase of cash outflow to accounts receivable by $45.0 million and increase in settlement of accounts and bills payable by $21.5 million.

Investing Activities

Net cash used in investing activities decreased to $7.9 million in the nine months ended June 30, 2014 from $42.0 million in the same period in 2013. The decrease of $34.1 million in net cash used in investing activities for the nine months ended June 30, 2014 was mainly attributable to the reduction in purchase of property, plant and equipment by $16.9 million after the completion of the construction of Nanshan R&D Centre in July 2013 and the decrease of placement of pledged deposits by $15.6 million after settlement of bills payable.

Financing Activities

Net cash provided by financing activities was $13.6 million in the nine months ended June 30, 2014, compared to $0.5 million in net cash used in financing activities during the same period in 2013. The increase in net cash provided by financing activities was mainly attributable to the increase in new borrowings from unrelated third parties and banks of $39.6 million, offset by an increase in repayment of borrowings from unrelated third parties and bank of $25.5 million.

Capital Expenditures

We incurred capital expenditures of $11.8 million and $32.4 million in the nine months ended June 30, 2014 and 2013, respectively. Our capital expenditures were used primarily to purchase plant and equipment to expand our production capacity and lease hold improvement to our R&D Center in Shenzhen and construction of Dalian facility. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Nine Months Ended June 30,
	2013	2014
Purchase of property, plant and equipment and construction in progress	$32,037	$11,754
Purchase of intangible assets	370	16
Total capital expenditure	$32,407	$11,770

We estimate that our total capital expenditures in fiscal year 2014 will be approximately $22.9 million. Such funds will be used for the construction of the production plant at our Dalian facility.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2014:

(All amounts in thousands of U.S. dollars)

	Payments due by period
		Less than	1-3	3-5	More than
Obligations	Total	1 year	years	years	5 years
Capital injection to Dalian Power	$25,000	$25,000	$-	$-	$-
Other short-term loans	24,177	24,177	-	-	-
Capital commitments	11,120	11,120	-	-	-
Total	$60,297	$60,297	$-	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2014.

Off-Balance Sheet Transactions

After the foreclosure of BAK International and as of June 30, 2014, we had no off-balance sheet transactions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our chief executive officer and interim chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were not effective.

Management evaluated the effectiveness of our disclosure controls and procedures for the fiscal quarter ended June 30, 2014, under the supervision and with the participation of our chief executive officer and interim chief financial officer, and identified the following material weaknesses in our internal control over financial reporting

  We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.
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

Although we intend to complete the remediation of the material weaknesses discussed above before September 30, 2014, we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the third quarter of our fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

This “Risk Factors” section provides the following new risk factor to the “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which was filed with the SEC on January 14, 2014.

Our failure to timely complete the construction of our Dalian facility and commence its commercial operations could negatively affect our business operations.

We are currently constructing our Dalian facility and relocating most of the operating assets, including machinery and equipment, as well as the customers, employees, patents and technologies from BAK Tianjin to the Dalian facility. The construction is expected to be completed by September and commercial operation is expected to begin by the end of calendar year 2014, but we cannot give assurance that the construction will be completed as scheduled or, without cost overrun. Even if the construction is completed on a timely basis, we cannot give assurance that the commercial operation can begin as scheduled. In addition, we may not be able to attract a sufficient number of skilled workers to meet the needs of the new facility. If we experience delays in construction or commencement of commercial operations, increased costs or lack of skilled labor, or other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted. Operating results could also be unfavorably impacted by start-up costs until production at the new facility reaches planned levels.

We rely on BAK Tianjin, our former subsidiary, for all of our battery production prior to the commercial operations of our Dalian facility and our operations could be materially adversely affected if we fail to effectively manage our relationships with, or lose the services of, BAK Tianjin.

As we are currently constructing our Dalian facility, we have been actively working with the existing customers of BAK Tianjin to transfer of their orders to Dalian BAK Power. In addition, before the Dalian manufacturing facility commences its commercial operation, which is expected to be the end of calendar 2014, we expect to generate revenues by outsourcing our customers’ orders to BAK Tianjin.

Although we are negotiating on the terms of the outsourcing arrangements with BAK Tianjin, there is no assurance that we will be able to enter into written contracts with BAK Tianjin. If our business relationship with BAK Tianjin changes negatively or BAK Tianjin’s financial condition deteriorates, our business may be harmed in many ways. BAK Tianjin may unilaterally terminate battery supply to us or increase the prices. As a result, we are not assured of an uninterrupted supply of batteries of acceptable quality or at acceptable prices from BAK Tianjin. We may not be able to substitute suitable alternative contract manufacturers in a timely manner on commercially acceptable term or at all. We may be forced to default on the agreements with our customers. This may negatively impact our revenues and adversely affect our reputation and relationships with our customers, causing a material adverse effect on our financial condition, results of operations and prospects.

If we fail to comply with the Nasdaq continued listing standards, our common stock could be delisted from the Nasdaq Stock Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on the Nasdaq Global Market, which imposes both objective and subjective requirements for continued listing. Continued listing criteria include the financial condition of the company, market capitalization, shareholder equity, total assets, annual revenue, and share price. There can be no assurance that we will satisfy the continued listing requirements of the Nasdaq Stock Market or that we will continue to be listed on any exchange.

If the Nasdaq listing staff determine that we fail to satisfy the requirements for continued listing, we could be de-listed from the exchange. The delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from Nasdaq could also have other negative results, including the loss of potential investor interest and fewer business development opportunities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Deed of Waiver and Release, dated July 4, 2014, by and among, Shenzhen BAK, the Company, BAK International and Mr. Wang.

Exhibit No.	Description
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2014

CHINA BAK BATTERY, INC.

By: /s/ Xiangqian Li
       Xiangqian Li
       Chief Executive Officer and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Deed of Waiver and Release, dated July 4, 2014, by and among, Shenzhen BAK, the Company, BAK International and Mr. Wang.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).