Form 10-K
period 2014-09-30
CHINA BAK BATTERY INC
filed 2015-01-13
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No. 001-32898

CHINA BAK BATTERY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0442833
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

BAK Industrial Park, Meigui Street
Huayuankou Economic Zone
Dalian City, Liaoning Province,
China, 116422
People’s Republic of China
(Address of Principal Executive Offices)

(86)411-6251-0619
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [   ]      No [X]

As of March 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on The NASDAQ Global Market) was approximately $26.1 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 12,619,597 shares of the registrant’s common stock outstanding as of January 9, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHINA BAK BATTERY, INC.

Annual Report on Form 10-K

TABLE OF CONTENTS

i

INTRODUCTORY NOTE

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

On December 27, 2013, Dalian BAK Power, a wholly owned subsidiary of BAK Asia, was incorporated in Dalian. As described below, Dalian BAK Power is expected to be engaged in manufacturing and selling new energy high power lithium batteries upon the commencement of commercial operations of our Dalian manufacturing facilities in 2015.

On May 8, 2014, Tianjin Chenhao, a wholly owned subsidiary of BAK Tianjin, was incorporated in Tianjin.

As described below, due to the foreclosure of BAK International on June 30, 2014, we no longer own BAK International and its subsidiaries.

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
  our ability to timely complete the construction of our Dalian facility and commence its commercial operations;
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

PART I

ITEM 1.      BUSINESS.

Overview of Our Business

Upon the commencement of commercial operations of our Dalian manufacturing facilities, which is expected to be in the first quarter of calendar year 2015, we will be engaged in the business of developing, manufacturing and selling new energy high power lithium batteries, which are mainly used in the following applications:

  Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;
  Light electric vehicles (“LEV”), such as electric bicycles, electric motors, sight-seeing cars; and
  Electric tools, energy storage, uninterruptible power supply, and other high power applications.

We are currently constructing new manufacturing facilities in Dalian and most of BAK Tianjin’s operating assets, including its machinery and equipment, customers, employees, patents and technologies are being relocated from BAK Tianjin. BAK Tianjin is one of the major manufacturers of high power lithium batteries in China which started operations in 2008, and has obtained many well-known customers in EV, LEV and other high power applications. The construction of the Dalian facilities is expected to be completed in January 2015 and its trial production will begin immediately thereafter. We expect that the Dalian facilities will commence commercial operations in the first quarter of calendar year 2015. We have outsourced and will continue to outsource our production to BAK Tianjin or other manufacturers until our Dalian manufacturing facility begins its commercial operations. As of September 30, 2014, Dalian BAK Power has generated revenues of approximately $1.2 million from the sale of batteries manufactured by BAK Tianjin under outsourcing arrangements.

During fiscal 2013, we received a subsidy of RMB150 million (approximately $24.4 million) from the Management Committee of Dalian Economic Zone, to finance our relocation of operating assets from Tianjin to Dalian. In October 2014, we received from Dalian government a subsidy of RMB46.2 million (approximately $7.5 million) for costs of land use rights relating to the new manufacturing site in Dalian. We also obtained a short term bank loan of RMB30 million (approximately $4.9 million) with a one-year term from Bank of Dandong in August 2014. The short term bank loan is bearing a fixed interest rate at 7.8% per annum and is guaranteed by Mr. Xiangqian Li, our CEO, and Shenzhen BAK. We plan to renew this loan upon maturity, and plan to raise additional funds in the future to meet our daily cash demands. In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing vigorous support to the new energy facilities and vehicles. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe with the significant reduction of liabilities and disposal of traditionally low margin battery business, supported by the future market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

We had experienced net losses during the past two fiscal years. We generated revenues from the manufacture of lithium ion rechargeable batteries of $185.6 million and $123.0 million for the fiscal years ended September 30, 2013 and 2014, respectively. We incurred a net loss of $116.0 million in fiscal 2013 and a net profit of $37.8 million in 2014. As of September 30, 2014, we had an accumulated deficit of $141.8 million and net liabilities of $4.3 million. We had net liabilities, a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2014.

Before the foreclosure of BAK International on June 30, 2014, we generated most of our revenues from BAK International and its subsidiaries during fiscal 2014. We were also engaged in the business segment of property lease and management of our Research and Development Centre in Shenzhen since its completion in July 2013 and up to June 30, 2014. As a result, we generated revenues from property lease and management of $0.4 million and $4.1 million for the years ended September 30, 2013 and 2014, respectively.

In order to repay our overdue bank loans, Shenzhen BAK borrowed from Mr. Jinghui Wang (“Mr. Wang”) an aggregate of RMB520 million (approximately $83.8 million) (the “Loans”) in December 2013 and January 2014. To secure the repayment of the Loans, we and BAK International separately entered into a corporate guarantee with Mr. Wang, under which each of us and BAK International irrevocably and unconditionally guaranteed to the lender timely performance by Shenzhen BAK of its obligation to repay the Loans. In addition, we pledged 100% of our equity interest in BAK International to the lender as security for Shenzhen BAK’s repayment of the Loans (the “Pledged BAK International Equity”).

On June 30, 2014, we received from Mr. Wang a notice that due to Shenzhen BAK’s default under the Loans, he had foreclosed his security interest in and sold and transferred to a third party the Pledged BAK International Equity for a purchase price of RMB520 million (approximately $83.8 million) to Mr. Wang.

On July 4, 2014, we, Shenzhen BAK, BAK International and Mr. Wang entered into certain Deed of Waiver and Release, pursuant to which, Mr. Wang absolutely waived all his title, rights, interests and benefits in and to the accrued and unpaid interest on the Loans in an amount of RMB51 million (approximately $8.3 million) as of June 30, 2014. In addition, we and BAK International were both released and discharged from the obligations under the corporate guarantees that the parties executed in favor of Mr. Wang. Under the Deed of Waiver and Release, we, Shenzhen BAK, BAK International and Mr. Wang will have no claim whatsoever against each other.

Our Corporate Structure

As a result of the above foreclosure, we no longer have the ownership of the following companies:

  Our former Hong Kong subsidiary, BAK International;
  Our former German subsidiary, BAK Europe;
  Our former Canadian subsidiary, BAK Canada;
  Our former Indian subsidiary, BAK India;
  Our former PRC subsidiary, Shenzhen BAK;
  Our former PRC subsidiary, BAK Tianjin;
  Our former PRC subsidiary, BAK Battery; and
  Our former PRC subsidiary, Tianjin Chenhao.

We currently wholly own the following two subsidiaries in China through BAK Asia:

  Dalian BAK Power, located in Dalian, China, incorporated in December 27, 2013, which will focus on the development and manufacturing of high power lithium batteries; and
  Dalian BAK Trading, located in Dalian, China, incorporated in August 14, 2013, which will focus on trading of our products.

The chart below presents our current corporate structure:

Before the foreclosure of BAK International on June 30, 2014 as described above, we conducted our business through BAK International and its subsidiaries, and our then corporate structure was as follows:

Our Products

The use of new materials have enabled the configuration of high-power lithium battery cells to contain much higher energy density and higher voltage and have a longer life cycle and shorter charge time than other types of lithium-based batteries. These special attributes, coupled with intrinsic safety features, are suitable for batteries used for high-power applications, such as electric cars, electric bicycles, electric tools, energy storage and UPS.

High power lithium batteries represent the main direction for new energy vehicle technologies during the “12th Five-Year Plan” period of the Chinese government.

Once commercial operations commence, our Dalian manufacturing facilities will focus on the development and manufacture of high power lithium batteries, for use in the following end applications:

Battery Cell Type	End applications*
High-power lithium battery	Cordless power tool [4-8]
Light electric vehicle [10-150]
Hybrid electric vehicle [500]
Electric bicycles [10-65]
Electric car [1,500-2,000]
Electric bus [20,000-30,000]
Uninterruptible power supply [3-34]

________________________
* Bracketed numbers denote number of cells per particular battery.

Key High Power Lithium Battery Applications

End-product applications that are driving the demand for high power lithium batteries include electric vehicles, such as electric cars, electric buses, hybrid electric cars and buses; light electric vehicles, such as electric bicycles, electric motors, sight-seeing cars; and electric tools, energy storage, uninterruptible power supply, and other high power applications.

Electric Vehicles

An electric vehicle, sometimes referred to as an electric drive vehicle, uses one or more electric motors for propulsion. Electric vehicles include electric cars, electric buses, electric trains, electric lorries, electric airplanes, electric boats, and hybrid electric vehicles, plug in hybrid electric vehicles and electric spacecraft. Electric cars and electric buses are propelled by one or more electric motors powered by rechargeable battery packs. Electric cars and buses have the potential to significantly reduce city pollution by having zero tail pipe emissions. Electric cars and buses are also expected to have less dependence on oil. World governments are pledging significant funds to fund the development of electric vehicles and their components due in part to these advantages. Due to these factors and a lithium battery’s relatively environmentally-friendly, light-weight and high-capacity features, the demand for lithium batteries in the field of electric cars and buses is increasing.

Due to such recent trends as renewed concerns relating to the availability and price of oil, increased legal fuel-efficiency requirements and incentives, and heightened interest in environmentally-friendly or “green” technologies, hybrid electric vehicles are likely to continue to attract substantial interest from vehicle manufacturers and consumers. Hybrid electric vehicles include automobiles, trucks, buses, and other vehicles that combine a conventional propulsion system with a rechargeable energy storage system to achieve better fuel economy than conventional vehicles. As these vehicles tend to be large and heavy, their rechargeable energy storage system generally consists of a large quantity of rechargeable high-power lithium cells.

The year 2014 is seen as the first real year for the development of China's new energy vehicle industry by many industry insiders. According to China Association of Automobile Manufacturers, in the first half of 2014, the production of new energy vehicles reached 20,700 units - up 230 percent year-on-year; and sales reached 20,500 units - up 220 percent year-on-year. As the core mechanism for new energy vehicles, the power battery industry has also recently welcomed an unprecedented growth. According to the Development Program for the Energy Efficient and New Energy Vehicle Industry 2012-2020 designed by the State Council of the PRC, some major objectives are: to enthusiastically advance innovation in power battery technologies; scientifically plan the industrial layout; focus on developing power battery industry clusters; and actively promote the mass production of power batteries. With the recent introduction of a number of supporting policies, the production of power batteries for vehicles has grown remarkably. The statistics from the Ministry of Industry and Information Technology of China (MIIT) have shown that the production of power lithium batteries for electric vehicles stood at 804 million watt-hours in the first half of 2014, compared to the 360 million watt-hours in the whole of 2013.

Light Electric Vehicles

Light electric vehicles include bicycles, scooters, and motorcycles, with rechargeable electric motors. Due to their relatively small size and light design, approximately 10-150 high-power lithium cells can be used to power light electric vehicles. The electric bicycle market in China is growing fast. According to Great Battery Industry Institute (“GBII”), in the first half of calendar year 2014, the sales of lithium battery-powered electric bicycles will reach 1.7 million units - up 36% year-on-year, and it is expected in the second half of calendar year 2014, the sales of lithium battery-powered electric bicycles reached 2 million units, and in calendar year 2015, the sales of lithium battery-powered electric bicycles will increase 20% over year 2014.

Energy Storage

Energy storage mainly means storage of electric energy by battery, inductor, and capacitor. Battery energy storage is mainly used for storage of emergency supply, battery car, and redundant energy of power plant.

Electric Tools

Electric tools such as drills, saws and grinders are used for both commercial and personal use. Due to high power requirements, many electric tools have historically used small combustion engines, used heavier nickel metal hydride batteries or relied on external power sources. Manufacturers of electric tools, such as Milwaukee Electric Tool Corporation, Stanley Black & Decker, Inc., the Bosch Group, Metabowerke GmbH and Rigid Tool Company have begun to use lithium-ion technology. The market for portable high-powered electric tools is rapidly growing and has prompted many users, both commercial and personal, to replace or upgrade their current power tools.

Uninterruptible Power Supplies

A UPS provides emergency power from a separate source when utility power is not available. The most common type of battery used in UPS is Sealed Lead-Acid, however, due to the lithium battery’s relatively small size, light design and environmentally-friendly features, the demand for lithium batteries in this industry is increasing.

Revenue by Products

Before June 30, 2014, we derived our revenues from BAK International and its subsidiaries which produced prismatic cells, cylindrical cells, lithium polymer cells and high-power lithium batteries. Since July 1, 2014, our revenue has been mainly from Dalian BAK Power for sale of batteries manufactured by BAK Tianjin under outsourcing arrangements. The following table sets forth the breakdown of our net revenues by each battery type during the last two fiscal years.

	Fiscal Year Ended September 30,
		2013	2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
		(in thousands of U.S. dollars, except percentages)
Prismatic cells
Aluminum-case cells	$28,788	15.51%	$24,486	19.91%
Battery packs	63,690	34.32%	61,800	50.24%
Cylindrical cells	45,986	24.78%	9,278	7.54%
Lithium polymer cells	30,607	16.50%	17,146	13.94%
High-power lithium battery cells	16,482	8.89%	10,304	8.37%
Total	$185,553	100.00%	$123,014	100.00%

Sales and Marketing

We plan to build an extensive sales and service network in China, highlighted by our presence in the regions where China’s main EV and LEV productions are located, such as Beijing, Hubei Province, Shandong Province and Henan Province. We intend to gradually establish post-sales service offices in these areas to serve brand owners and pack manufacturers in each designated area as currently our marketing department at headquarters is responsible for our sales and marketing efforts. In doing so, our sales staff works closely with our customers to understand their needs and provide feedback to us so that we can better address their needs and improve the quality and features of our products.

We also engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We believe these activities are conducive in promoting our products and brand name among key industry participants.

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

We are still outsourcing our orders from BAK Tianjin before our commencement of commercial operations in Dalian manufacturing base. We expect to receive all of BAK Tianjin’s comprehensive supply chain of materials and equipment in January 2015.

For the year ended September 30, 2014, our key raw material suppliers were as follows:

Materials	Main Suppliers
Cases and caps	Changzhou Wujinzhongrui Electric Co., Ltd
Cathode materials	Henan Kelong New Energy Co., Ltd
Anode materials	Huzhou Chuangya Power Battery Material Co., Ltd
Aluminum foil	ShangHai HuXin Aluminum Foil Products Co., Ltd.
Copper foil	Lingbao Wason Copper Foil Co., Ltd
Electrolyte	Beijing Institution of Chemical Reagent
Separators	Ube Industries, Ltd.

We source our manufacturing equipment both locally and from overseas, based on consideration of their cost and function. Our key equipment as of September 30, 2014 was purchased from the following suppliers:

Instruments	Main Suppliers

Mixer	Inoue (Tianjin) Machinery Manufacturing Co., Ltd.
Press machine	Shanghai Ingersoll Rand Press Machine Co., Ltd
Ultrasonic spot welding machine	Techsonic Korea Co., Ltd
Laser seam welder	United Winners Laser Co., Ltd.
Vacuum oven	Suzhou Wujiang Songling Electric Equipment Plant
Winding machine	Ross (Wuxi) Equipment Co., Ltd
Slitting machine	Nishimura MFG. Co., Ltd
Electrolyte filling machine	Kinlo Technology & System (Shenzhen) Co. Ltd.
Aging, Testing and sorting equipment	Guangzhou Kintepower Industrial Co., Ltd
Safety devices	Hangke Li-battery Equipment Co., Ltd.

Intellectual Property

On August 25, 2014, we entered into a certain intellectual property rights use agreement with Shenzhen BAK, pursuant to which we are authorized to use Shenzhen BAK’s registered logo, trademarks and patents for a period of 5 years for free from June 30, 2014. As of June 30, 2014, Shenzhen BAK had registered 80 trademarks in the PRC, including BAK in both English and in Chinese characters as well as its logo, and had registered 49 trademarks in the United States, European Union, Korea, Russia, Taiwan, India, Canada and Hong Kong. As of September 30, 2014, Shenzhen BAK had registered 522 patents in the PRC and other countries relating to battery cell materials, design and manufacturing processes. We have registered the following Internet and WAP domain name: www.cbak.com.cn.

As of September 30, 2014, Dalian BAK Power has 17 patents including 15 utility model patents and 2 patents for invention in the PRC. These patents were acquired by BAK Asia, from an unrelated third party at RMB1 and contributed as paid up capital of Dalian BAK Power.

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

Seasonality

According to the market demands, we usually experience seasonal peaks during the months of October to March for electric vehicle markets, and during the months of May to October for light electric markets. Also, at various times during the year, our inventories may be increased in anticipation of increased demand for consumer electronics. The period from the end of September to February tends to be seasonally low sales months due to plant closures for National Day holiday and the Chinese New Year in the PRC.

Customers

Upon the commencement of the commercial operations of our Dalian facilities, which is expected to be by the end of the first quarter of calendar year 2015, almost all of the customers of BAK Tianjin will place orders with us. BAK Tianjin has many well-known customers, including electric vehicle manufacturers, such as Chery Automobile Co. Ltd., or Chery, Great Wall Motor Company Limited, or GWM, Brilliance Auto Group, or Brilliance; and EV battery pack manufacturers, such as Valence Technology Co., Ltd, or Valence, Robotics Technology Ltd, or Robtotics, and Guangdong Pisen Electronics Co., Ltd., or Pisen; and electric bicycle manufacturers, such as Tianjin FSD Bicycles Co., Ltd, or FSD, Shenzhen Xidesheng Bicycle Co., Ltd., or XDS, and Gamma Bicycle Co., Ltd, or Gamma. We believe that we will continue to increase our revenue and market share as we gradually increase our high-power batteries production as the demand for these batteries has been increasing.

Geography of Sales

Before June 30, 2014, we sold our products domestically and internationally. Thereafter, we sell high-power lithium battery primarily to customers in China. The following table sets forth certain information relating to our total revenues by location of our customers for the last two fiscal years.

	Year Ended September 30,
	2013		2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
		(in thousands of U.S. dollars, except percentages)
Mainland China	$143,609	77.40%	$106,488	86.57%
Taiwan	13,009	7.01%	2,953	2.40%
Hong Kong, China	10,665	5.75%	5,337	4.33%
India	8,501	4.58%	1,979	1.61%
Others	9,769	5.26%	6,257	5.09%
Total	$185,553	100%	$123,014	100%

Competition

We face intense competition from high-power lithium battery makers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors for the EV market and LEV market as of September 30, 2014:

Product Type	Competitors
EV battery	Japan:	Panasonic Corporation
	Korea:	Samsung Electronics Co., Ltd.
	China:	Tianjin Lishen Battery Joint-stock Co., Ltd
Amperex Technology Limited
LEV battery	China:	Tianneng Battery Co., Ltd
Chilwee Power Holdings Limited
BYD Co., Ltd.

We believe that we are able to leverage our low-cost advantage to compete favorably with our competitors. Compared to Korean and Japanese battery makers, we are able to source our needs for skilled labor and raw materials locally and economically. Compared to Chinese battery makers, we believe we have higher consistency and safety in product quality, which enables us to compete favorably with local competitors.

Research and Development

The R&D of next-generation advanced lithium battery and its key materials – characterized by high energy density, high security, long-lasting life, and low cost – as well as the training of related technical talents, have become a major demand in the development of advanced electric vehicles in China. In April 2014, we reached a strategic cooperation agreement with Dalian Institute of Chemical Physics of Chinese Academy of Sciences ("DICP"). Under the agreement, the two parties will jointly research and develop the next-generation key technologies and materials with an aim to produce the most powerful battery worldwide. In addition, the two parties will join in training technical talents in China's power battery industry so as to further promote the industrial development.

We will establish an advanced R&D center at Dalian with receiving almost all the R&D achievements, R&D equipment and staff of BAK Tianjin. In December 2006, BAK Tianjin was incorporated to focus on research and development, manufacturing and distribution of high-power lithium battery and battery modules. In October 2008, BAK Tianjin completed construction of its first high-power lithium battery production line, and initiated trial production of high-power lithium cells. BAK Tianjin is capable of producing high-power lithium battery and battery modules for electric cars, electric bicycles, UPS, and other applications. This facility has received positive market feedback to samples of its high-power lithium battery and battery modules. Moreover, this facility’s “Electric Vehicles Lithium-phosphate Power Battery Industrialization Project” was accepted into the PRC’s National High Technology Research and Development Program, or “National 863 Program,” by the PRC’s Ministry of Science and Technology.

During the fiscal years ended September 30, 2013 and 2014, our expenditures for research and development activities were $5.4 million and $4.0 million, respectively, or 2.9% and 3.2% of net revenues, respectively.

Environmental Compliance

As we conduct our manufacturing activities in China, we are subject to the requirements of PRC environmental laws and regulations on air emission, waste water discharge, solid waste and noise. The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. We aim to comply with environmental laws and regulations. We have built environmental treatment facilities concurrently with the construction of our manufacturing facilities, where waste air, waste water and waste solids we generate can be treated in accordance with the relevant requirements. We will outsource disposal of solid waste we generate to a third party contractor upon the commencement of operations. Certain key materials used in manufacturing, such as cobalt dioxide, electrolyte and separators, have proven innocuous to worker’s health and safety as well as the environment. We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

Employees

We had a total of approximately 58 employees as of September 30, 2014.

Executive Officers

Our current executive officers are as follows:

Name	Age	Positions
Xiangqian Li	46	Chairman, President, Chief Executive Officer
Jian Lin	37	Interim Chief Technology Officer
Wenwu Wang	33	Interim Chief Financial Officer

Xiangqian Li. Mr. Li has served as the Chairman of our Board, our President and Chief Executive Officer since January 20, 2005. He has been a director of BAK International Limited, our former Hong Kong subsidiary, since November 2004. Mr. Li is the founder and has served as the Chairman of the Board of Shenzhen BAK, our former wholly owned subsidiary, since its inception in August 2001, and served as Shenzhen BAK’s General Manager since December 2003. Pursuant to a memorandum of understanding with the buyer of our disposed former subsidiaries dated August 20, 2014, Mr. Li remains as a director of BAK International, Shenzhen BAK, BAK Battery and BAK Tianjin until Shenzhen BAK’s full settlement of its existing bank loans of $63.1 million maturing in various periods through March 2015. During this period, Mr. Li should not participate in any operational and managerial decision making of these entities. From June 2001 to June 2003, Mr. Li was the chairman of Huaran Technology Co., Ltd., a PRC-incorporated company engaged in the car audio business. Mr. Li received a bachelor’s degree in thermal energy and power engineering from the Lanzhou Railway Institute, China and a doctorate degree in quantitative economics from Jilin University in China.

Jian Lin. Dr. Lin has served as our Interim Chief Technical Officer since April 17, 2014. He served as Vice Director of R&D Centre of Shenzhen BAK from March 2012 to April 2014, where he was responsible for the overall R&D activities of Shenzhen BAK. From October 2009 to February 2012, he worked for Postdoctoral R&D Station of Shenzhen BAK, which was co-established by Shenzhen BAK and Xiamen University, where he focused on the research of high performance liquid electrolytes for Li-ion battery. From August 2008 to September 2009, he worked as R&D scientist for U.S. Brady (Beijing) R&D Center. Dr. Lin has extensive knowledge of lithium-ion battery technologies and holds three patents relating to lithium-ion technology. Dr. Lin received a doctorate degree in polymer science and engineering from Case Western Reserve University, where he focused on novel lithium salts and polymer electrolyte membranes/separators for lithium batteries.

Wenwu Wang. Mr. Wang has served as our Interim Chief Financial Officer since August 28, 2014. He has served as the financial controller of Dalian BAK Power since April 2014, and served as the vice financial manager of Shenzhen BAK from August 2013 to June 2014. He has also served as our consolidation and financial reporting manager since September 2012. From November 2010 to September 2012, he served as the financial manager of BAK India. From October 2008 to November 2010, Mr. Wang was account receivable supervisor of Shenzhen BAK and consolidation and financial reporting assistant of the Company. Mr. Wang received a bachelor’s degree in Accounting from Southwest University in China.

Available Information

Our internet website is at http://www.cbak.com.cn. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, and other public filings with the SEC, are available free of charge on our website as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the SEC. Copies of these filings may also be obtained free of charge by sending written requests to our Secretary, BAK Industrial Park, Meigui Street, Huayuankou Economic Zone, Dalian City, Liaoning Province, China, 116422, attention Corporate Secretary. The information posted on our website is not part of this or any other report we file with or furnish with the SEC. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s internet website: www.sec.gov.

ITEM 1A.    RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

Our failure to timely complete the construction of our Dalian facility and commence its commercial operations could negatively affect our business operations.

We are currently constructing our Dalian facility and relocating most of the operating assets, including machinery and equipment, as well as the customers, employees, patents and technologies from BAK Tianjin to the Dalian facility. The construction is expected to be completed in January 2015 and commercial operation is expected to begin by the end of the first quarter of calendar year 2015, but we cannot give assurance that the construction will be completed as scheduled or, without cost overrun. Even if the construction is completed on a timely basis, we cannot give assurance that the commercial operation can begin as scheduled. In addition, we may not be able to attract a sufficient number of skilled workers to meet the needs of the new facility. If we experience delays in construction or commencement of commercial operations, increased costs or lack of skilled labor, or other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted. Operating results could also be unfavorably impacted by start-up costs until production at the new facility reaches planned levels.

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had net liabilities, a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years and short-term debt obligations as of September 30, 2014. These conditions raise substantial doubt about our ability to continue as a going concern. As disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Development” and Note 1 to the consolidated financial statements, we are building a new manufacturing site in Dalian which will focus on production and sale of the new energy high power batteries for use in electric vehicles, light electric vehicles and other high power applications. We had advances from the Management Committee of Dalian Economic Zone of $24,437,131 to finance our removal of our production facilities to Dalian. We expect that the removal will be completed in January 2015 and formal production will commence by the end of March 2015. On October 17, 2014, we received another subsidy of $7.52 million from the Management Committee for costs of land use rights relating to the new manufacturing site in Dalian. We obtained a short term bank loan of $4.9 million from Bank of Dandong for the period from August 19, 2014 to August 18, 2015. We plan to renew our bank borrowing upon maturity and borrow additional funds from local banks to meet our daily cash demands. However, there can be no assurance that we will be successful in obtaining the financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We rely mainly on BAK Tianjin, our former subsidiary, for most of our high power lithium batteries production prior to the commercial operations of our Dalian facility and our operations could be materially adversely affected if we fail to effectively manage our relationships with, or lose the services of, BAK Tianjin. If we cannot substitute suitable alternative suppliers for our customers’ orders prior to the commercial production of our Dalian facility, our operations would be materially adversely affected.

As we are currently constructing our Dalian facility, we have been actively working with the existing customers of BAK Tianjin to transfer of their orders to Dalian BAK Power. In addition, before the Dalian manufacturing facility commences its commercial operation, which is expected to be the end of the first quarter of calendar 2015, we expect to generate revenues by outsourcing our customers’ orders to BAK Tianjin and few other suppliers.

Although we are negotiating on the terms of the outsourcing arrangements with BAK Tianjin and other suppliers, there is no assurance that we will be able to enter into written contracts with BAK Tianjin and other suppliers. If our business relationship with BAK Tianjin and other suppliers changes negatively or their financial condition deteriorates, or their operating environment changes, our business may be harmed in many ways. BAK Tianjin and other suppliers may unilaterally terminate battery supply to us or increase the prices. As a result, we are not assured of an uninterrupted supply of high power lithium batteries of acceptable quality or at acceptable prices from BAK Tianjin and other suppliers. We may not be able to substitute suitable alternative contract manufacturers in a timely manner on commercially acceptable term or at all. We may be forced to default on the agreements with our customers. This may negatively impact our revenues and adversely affect our reputation and relationships with our customers, causing a material adverse effect on our financial condition, results of operations and prospects.

Our business depends on the growth in demand for electric vehicles, light electric vehicles, electric tools, energy storage, UPS, and other high-power electric devices.

As the demand for our products is directly related to the market demand for high-power electric devices, a fast growing high-power electric devices market will be critical to the success of our business. In anticipation of an expected increase in the demand for high-power electric devices such as electric vehicles, light electric vehicles, electric tools, energy storage and UPS in the next few years, we are in the process of building our Dalian manufacturing facilities. However, the markets we have targeted, primarily those in the PRC, may not achieve the level of growth we expect. If this market fails to achieve our expected level of growth, we will have excess production capacity and may not be able to generate enough revenue to maintain our profitability.

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

  develop and fund research and technological innovations;
  receive and maintain necessary intellectual property protections;
  obtain governmental approvals and registrations;
  comply with governmental regulations; and
  anticipate customer needs and preferences successfully.

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

As we expand to the battery markets for global electric vehicles, light electric vehicles, electric tools, energy storage, UPS and other high-power electric devices, our future success depends on whether end-application manufacturers are willing to use batteries that incorporate our products. To secure acceptance of our products, we must constantly develop and introduce more reliable and cost-effective battery cells with enhanced functionality to meet evolving industry standards. Our failure to gain acceptance of our products from these manufacturers could materially and adversely affect our future success.

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

We may be subject to declining average selling prices, which may harm our revenue and gross profits.

Consumer electronics such as electric vehicles, light electric vehicles, electric tools, energy storage, UPS are subject to declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences. As a result, manufacturers of these electronic devices expect us as suppliers to cut our costs and lower the price of our products in order to mitigate the negative impact on their own margins. We have reduced the price of some of our electric bike batteries in the past in order to meet market demand and expect to continue to face market-driven downward pricing pressures in the future. Our revenue and profitability will suffer if we are unable to offset any declines in our average selling prices by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing our costs on a timely basis.

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

Our quarterly and annual operating results have fluctuated in the past and likely will fluctuate in the future. The demand for our products is driven largely by the demand for the end-product applications that are powered by our products. Accordingly, the rechargeable battery industry is affected by market conditions that are often outside our control. Our results of operations may fluctuate significantly from period to period due to a number of factors, including seasonal variations in consumer demand for batteries and their end applications, capacity ramp up by competitors, industry-wide technological changes, the loss of a key customer and the postponement, rescheduling or cancellation of large orders by a key customer. As a result of these factors and other risks discussed in this section, period-to-period comparisons should not be relied upon to predict our future performance.

After our Dalian facilities start commercial operations, we may not be able to substantially increase our manufacturing output in order to maintain our cost competitiveness.

We believe that our ability to provide cost-effective products is one of the most significant factors that contributed to our past success and will be essential for our future growth. We believe this is one of our competitive advantages over our Japanese and Korean competitors. Once our Dalian facilities start commercial operations, we will need to increase our manufacturing output to a level that will enable us to substantially reduce the cost of our products on a per unit basis through economies of scale. However, our ability to substantially increase our manufacturing output is subject to significant constraints and uncertainties, including:

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

Maintaining our manufacturing operations will require significant capital expenditures, and our inability or failure to maintain our operations would have a material adverse impact on our market share and ability to generate revenue.

We had capital expenditures of approximately $13.3 million and $19.0 million in fiscal years 2013 and 2014, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

We may incur significant costs because of the warranties we supply with our products and services.

With respect to our battery products, we typically offer warranties against any defects due to product malfunction or workmanship for a period of six-to-twelve months from the date of purchase. We provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

We do not have insurance coverage against damages or losses of our products. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

We have not purchased product liability insurance to provide against any claims against us based on our product quality. We expect that we will purchase product liability insurance after the Dalian facilities are put into commercial production. If we fail to purchase product liability insurance, defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share, and any of our products are found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. As the insurance policy imposes a ceiling for maximum coverage and high deductibles, we may not be able to obtain from the insurance policy a sufficient amount to compensate our customers for damages they suffered attributable to the quality of the products. Moreover, the insurance policy also excludes certain types of claims from its coverage, and if any of our customers’ claims against us falls into those exclusions, we would not receive any amount from the insurance policy at all. In either case, we may still be required to incur substantial amounts to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect the results of our operations and severely damage our reputation.

We may not be able to accurately plan our production based on our sales contracts, which may result in excess product inventory or product shortages.

Our sales contracts typically provide for a non-binding, three-month forecast on the quantity of products that our customers may purchase from us. We typically have only a 30-day lead time to manufacture products to meet our customers’ requirements once our customers place orders with us. To meet the short delivery deadline, we generally make significant decisions on our production level and timing, procurement, facility requirements, personnel needs and other resources requirements based on our estimate in light of this forecast, our past dealings with such customers, market conditions and other relevant factors. Our customers’ final purchase orders may not be consistent with our estimates. If the final purchase orders substantially differ from our estimates, we may have excess product inventory or product shortages. Excess product inventory could result in unprofitable sales or write-offs as our products are susceptible to obsolescence and price declines. Producing additional products to make up for any product shortages within a short time frame may be difficult, making us unable to fill out the purchase orders. In either case, our results of operation would fluctuate from period to period.

We historically depended on third parties to supply key raw materials and components to us. After our Dalian facilities start commercial operations, failure to obtain a sufficient supply of these raw materials and components in a timely fashion and at reasonable costs could significantly delay our production and shipments, which would cause us to breach our sales contracts with our customers.

We historically purchased from Chinese domestic suppliers certain key raw materials and components such as electrolytes, electrode materials and import separators, a key component of battery cells, from foreign countries. We purchased raw materials and components on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these raw materials and components from our existing suppliers or alternates in a timely fashion or at a reasonable cost. After our Dalian facilities start commercial operations, if we fail to secure a sufficient supply of key raw materials and components in a timely fashion, it would result in a significant delay in our production and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain sufficient supply of these raw materials and components at a reasonable cost could also harm our revenue and gross profit margins.

Fluctuations in prices and availability of raw materials, particularly lithium cobalt dioxide, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be adversely affected by increases in the cost of raw materials, particularly lithium cobalt dioxide, the primary cost component of our battery products, or other product parts or components. Our average purchase price of lithium cobalt oxide (the most important lithium cobalt dioxide we used) was $29.1 per kilogram and $30.3 per kilogram during the years ended September 30, 2014 and 2013, respectively. The price of lithium cobalt dioxide is not stable as most output of cobalt is conducted in unstable or developing countries such as the Democratic Republic of the Congo, and we cannot predict the price trend. If the price increases, it will negatively impact our financial results in years ahead. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements.

A significant increase in the price of one or more raw materials, parts or components or the inability to successfully implement price increases / surcharges to mitigate such cost increases could have a material adverse effect on our results of operations.

We mainly manufacture and market lithium-based battery cells. If a viable substitute product or chemistry emerges and gains market acceptance, our business, financial condition and results of operations will be materially and adversely affected.

We mainly manufacture (currently through BAK Tianjin) and market lithium-based battery cells. As we believe that the market for lithium-based batteries has good growth potential, we have focused our R&D activities on exploring new chemistries and formulas to enhance our product quality and features while reducing cost. Some of our competitors are conducting R&D on alternative battery technologies, such as fuel cells. If any viable substitute product emerges and gains market acceptance because it has more enhanced features, more power, more attractive pricing, or better reliability, the market demand for our products may be reduced, and accordingly our business, financial condition and results of operations would be materially and adversely affected.

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

We face intense competition from other battery manufacturers, many of which have significantly greater resources.

The market for batteries used in electric vehicles and light electric vehicles is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in declines in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from manufacturers of traditional rechargeable batteries, such as lead-acid batteries other manufacturers of lithium-ion batteries, as well as from companies engaged in the development of batteries incorporating new technologies. Other manufacturers of high-power lithium batteries currently include Panasonic Corporation, Samsung Electronics Co., Ltd., BYD Co. Ltd., Tianjin Lishen Battery Joint Stock Co., Ltd., Amperex Technology Limited and Chilwee Power Holdings Limited.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 41.6% and 40.8% of our revenues in the years ended September 30, 2013 and 2014, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

For the years ended September 30, 2013 and 2014, we derived 22.6% and 13.4% respectively of our sales from outside the PRC mainland. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer, President Mr. Xiangqian Li, our Interim Chief Financial Officer, Mr. Wenwu Wang, and our Interim Chief Technology Officer, Dr. Jian Lin. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and the Company, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside, in light of the uncertainties with China’s legal system.

We have experienced significant management changes which could increase our control risks and have a material adverse effect on our ability to do business and our results of operations.

Since February 2009, we have had a number of changes in our senior management, including multiple changes in our Chief Financial Officer. The magnitude of these past and expected changes and the short time interval in which they have occurred or are expected to occur, particularly during the ongoing economic and financial crisis, add to the risks of control failures, including a failure in the effective operation of our internal control over financial reporting or our disclosure controls and procedures. Control failures could result in material adverse effects on our financial condition and results of operations. It may take time for the new management team to become sufficiently familiar with our business and each other to effectively develop and implement our business strategies. This turnover of key management positions could further harm our financial performance and results of operations. Management attention may be diverted from regular business concerns by reorganizations.

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

We can make no assurance that we will continue to get authorization from Shenzhen BAK to use its intellectual property rights when the current intellectual property rights use agreement with Shenzhen BAK expires, nor can we make assurance that we can get the authorization at a favorable price, which could harm our business and competitive position.

We lack intellectual property rights for the business we operate. As of September 30, 2014, Dalian BAK Power only owns 17 patents including 15 utility model patents and 2 patents for invention in the PRC. On August 25, 2014, we entered into an intellectual property rights use agreement with Shenzhen BAK under which we are authorized to use Shenzhen BAK’s registered logo, trademarks and patents for a period of 5 years for free from June 30, 2014. As of June 30, 2014, Shenzhen BAK owned 462 registered patents in PRC and 60 registered patents in other countries, 80 registered trademarks in PRC and 49 registered trademarks in the United States, European Union, Korea, Russia, Taiwan, Canada, India and Hong Kong that cover various categories of goods and services. We cannot provide assurance that we will continue to get authorization from Shenzhen BAK to use its intellectual property rights when the current intellectual property rights use agreement with Shenzhen BAK expires, nor can we make assurance that we can get the authorization at a favorable price, which could harm our business and competitive position.

We do not hold the property ownership rights for facilities located in the PRC. Our manufacturing activities could be adversely affected if we lose the facilities that we do not have property ownership rights.

We have obtained land use rights for our Dalian manufacture facilities, but have not yet obtained the property ownership of the Dalian manufacture facilities including its plants, office building, warehouse, and related supporting facilities. We expect that we will obtain the property ownership rights after the construction of these facilities is expected to be completed by the end of January 2015. If we lose our Dalian facility due to the lack of the property ownership, our manufacturing activities will be adversely impacted.

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

We do not have insurance coverage against damages or losses of our Dalian facilities.

We currently do not have insurance for our buildings located at our Dalian facilities, which are under construction. We expect we will purchase related insurance for these buildings after the construction is completed. If we were to suffer any losses or damages to any of the facilities before the purchase of insurance, our business, financial condition and results of operations would be materially and adversely affected.

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

However, our operations are solely located in the PRC, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities. Our independent registered public accounting firm, like others operating in China (and Hong Kong, to the extent their audit clients have operations in China), is currently not subject to inspection conducted by the PCAOB. Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct full inspections of auditors operating in China makes it more difficult to evaluate our auditors’ audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in the economic and political policies of the PRC government could have a material and adverse effect on our business and operations.

We conduct substantially all our business operations in China. Accordingly, our results of operations, financial condition and prospects are significantly dependent on economic and political developments in China. China’s economy differs from the economies of developed countries in many aspects, including the level of development, growth rate and degree of government control over foreign exchange and allocation of resources. While China’s economy has experienced significant growth in the past 30 years, the growth has been uneven across different regions and periods and among various economic sectors in China. We cannot assure you that China’s economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on its business and results of operations.

The PRC government exercises significant control over China’s economic growth through the allocation of resources, control over payment of foreign currency-denominated obligations, implementation of monetary policy, and preferential treatment of particular industries or companies. Certain measures adopted by the PRC government may restrict loans to certain industries, such as changes in the statutory deposit reserve ratio and lending guidelines for commercial banks by the People’s Bank of China, or PBOC. These current and future government actions could materially affect our liquidity, access to capital, and ability to operate our business.

The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. Since 2012, growth of the Chinese economy has slowed down. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, any stimulus measures designed to boost the Chinese economy, may contribute to higher inflation, which could adversely affect our results of operations and financial condition.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises, or FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties for you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Moreover, most of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

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

The majority of our sales will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

In addition, the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, issued by the PRC State Administration of Foreign Exchange (“SAFE”), and effective as of August 29, 2008 (“Circular 142”), regulates the conversion by foreign-invested enterprises of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the relevant government authority and may not be used to make equity investments in PRC, unless specifically provided otherwise. SAFE further strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a foreign-invested enterprise. The use of such RMB may not be changed without approval from SAFE, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Any violation of Circular 142 may result in severe penalties, including substantial fines.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our securities will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. However, the PBOC regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. From July 2008 to June 2010, the RMB traded within a narrow range against the U.S. dollar. Since June 2010 the RMB has further appreciated against the U.S. dollar, from approximately RMB6.83 per U.S. dollar as of June 1, 2010 to approximately RMB6.14 per U.S. dollar as of September 30, 2014. It is difficult to predict how RMB exchange rates may change going forward.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

Failure to comply with PRC regulations relating to the investment in offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

On July 14, 2014, SAFE issued the Circular on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Roundtrip Investment through Special Purpose Vehicles (“Circular 37”), which replaced the Circular 75, promulgated by SAFE on October 21, 2005. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in Circular 37 as a “special purpose vehicle.”

We have notified substantial beneficial owners of our company who we know are PRC residents to comply with the registration obligation. However, we may not be aware of the identities of all our beneficial owners who are PRC residents. In addition, we do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with Circular 37. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to Circular 37 or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in Circular 37 may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Failure to register or amend the registration may also limit our ability to contribute additional capital to our PRC subsidiaries or receive dividends or other distributions from our PRC subsidiaries or other proceeds from disposal of our PRC subsidiaries, or we may be penalized by SAFE. These risks may have a material adverse effect on our business, financial condition and results of operations.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, have agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our subsidiaries, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our subsidiaries may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our subsidiaries liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

The implementation of the new PRC employment contract law and increases in the labor costs in China may hurt our business and profitability.

China adopted a new Labor Contract Law, effective on January 1, 2008, and issued its implementation rules, effective on September 18, 2008. The Labor Contract Law and related rules and regulations impose more stringent requirements on employers with regard to, among others, minimum wages, severance payment and non-fixed-term employment contracts, time limits for probation periods, as well as the duration and the times that an employee can be placed on a fixed-term employment contract. Due to the limited period of effectiveness of the Labor Contract Law and its implementation rules and regulations, and the lack of clarity with respect to their implementation and potential penalties and fines, it is uncertain how they will impact our current employment policies and practices. In particular, compliance with the Labor Contract Law and its implementation rules and regulations may increase our operating expenses. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules and regulations may also limit our ability to effect those changes in a manner that we believe to be cost-effective or desirable, and could result in a material decrease in our profitability.

Proceedings instituted by the SEC against five PRC-based accounting firms could result in adverse impact on our business and price of our stock.

In December 2012, the SEC instituted proceedings under Rule 102(e)(1)(iii) of the SEC’s Rules of Practice against five PRC-based accounting firms alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ work papers related to their audits of certain PRC-based companies that are publicly traded in the United States. On January 22, 2014, an initial administrative law discuss was issued, sanctioning four of these accounting firms and suspending them from practicing before the SEC for a period of six months. The sanction will not take effect until there is an order of effectiveness issued by the SEC. The accounting firms involved have appealed and the sanction will not become effective until after a full appeal process is concluded and a final decision is issued by the SEC.

While these issues raised by the proceedings are not specific to our auditor or to us, they potentially affect equally all PCAOB-registered audit firms based in China and all businesses based in China (or with substantial operations in China) with securities listed in the United States.

Depending upon the final outcome, public companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which may result in SEC’s revocation of the registration of their shares under the Exchange Act. Such a determinate would cause the immediate delisting of our Common Stock from the NASDAQ Capital Market, and the effective termination of the trading market for our securities in the United States, which would likely have a significant adverse effect on the value of our securities. Moreover, although our independent registered public accounting firm was not named as a defendant in the above SEC administrative proceedings, any negative news about the proceedings against these audit firms may erode investor confidence in China-based, US public companies, including us, and the market price of our shares may be adversely affected.

RISKS RELATED TO OUR COMMON STOCK

Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.

There are numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

  our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
  changes in financial estimates by us or by any securities analysts who might cover our shares;
  speculation about our business in the press or the investment community;
  significant developments relating to our relationships with our customers or suppliers;
  stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the our industries;
  customer demand for our products;
  investor perceptions of the our industry in general and our company in particular;
  the operating and stock performance of comparable companies;
  general economic conditions and trends;
  major catastrophic events;
  announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
  changes in accounting standards, policies, guidance, interpretation or principles;
  loss of external funding sources;
  sales of our shares, including sales by our directors, officers or significant shareholders; and

  additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their share price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, in July 2008, the securities markets in the United States, China and other jurisdictions experienced the largest decline in share prices since September 2001. These market fluctuations may adversely affect the price of our shares and other interests in our company at a time when you want to sell your interest in us.

If we fail to comply with the continued listing requirements of NASDAQ, we would face possible delisting, which would result in a limited public market for our shares and make obtaining future debt or equity financing more difficult for us.

Our common stock is traded and listed on the NASDAQ Global Market under the symbol “CBAK.” The common stock may be delisted if we fail to maintain certain NASDAQ listing requirements. On May 25, 2012, we received a letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5450(a)(1) for continued inclusion on the NASDAQ Global Market. After we effected a one-for-five reverse split on October 26, 2012, we regained compliance with the minimum bid price requirement for continued listing set forth in NASDAQ Listing Rule 5450(a)(1). On June 5, 2013, we received another letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share. We again regained compliance within a short period of time. As of January 8, 2015, the closing price of our common stock was $1.96 per share.

We cannot ensure you that the Company will continue to comply with the requirements for continued listing on the NASDAQ Global Market in the future. If our common stock loses its status on The NASDAQ Global Market and we are not successful in obtaining a listing on The NASDAQ Capital Market, our common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Such delisting from the NASDAQ Global Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

If we were delisted from NASDAQ, we may become subject to the trading complications experienced by “Penny Stocks” in the over-the-counter market.

Delisting from NASDAQ may cause our shares of common stock to become the SEC’s “penny stock” rules. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. One such exemption is to be listed on NASDAQ. Therefore, were we to be delisted from NASDAQ, our common stock may become subject to the SEC’s “penny stock” rules. These rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any, (iii) disclosure of the compensation of the broker and its salespersons in the transaction and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts. A broker would be required to provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customer’s confirmation. Generally, brokers are less willing to effect transactions in penny stocks due to these additional delivery requirements. These requirements may make it more difficult for shareholders to purchase or sell our shares. Because the broker, not us, prepares this information, we would not be able to assure that such information is accurate, complete or current.

Our directors and executive officers, collectively, own approximately 31.0% of our outstanding common stock and may be able to control our management and affairs.

As of September 30, 2014, Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owned an aggregate of 31.0% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.      PROPERTIES.

We have almost completed the construction of our Dalian site and will initially put into use facilities measuring 40,100 square meters comprised of manufacturing facilities, warehousing and packaging facilities and administrative offices at the BAK Industrial Park in Dalian in the first quarter of calendar year 2015. Of that space, approximately 16,908 square meters are manufacturing facilities. We believe that these facilities will meet our recent business needs as well as the needs of our expanded operations in the future.

The following table sets forth the breakdown of our facilities as of September 30, 2014 based on use:

Facility	Usage	Area (m2 )
Dalian BAK Power facilities	Manufacturing	16,908
	R&D and administrative	3,231
	Warehousing	19,059
	Other facilities	902
	Total	40,100

We currently do not have insurance for our buildings located at our Dalian facilities, which are under construction. We expect we will purchase related insurance for these buildings after the construction is completed.

ITEM 3.      LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results:

China BAK Battery, Inc. was named as a second defendant in the case of Safeco Ins. Co. of Am. v. Hewlett-Packard Co. et al., filed in the Superior Court of the State of California, County of Ventura. It was an action for negligence and strict product liability. The plaintiff alleged that a product manufactured by the Company was used in a Hewlett Packard laptop, which malfunctioned and caused fire damage in the home of a consumer (the Plaintiff’s insured). The total damages sought were $126,978, plus interest and fees. On September 24, 2014, the plaintiff, Hewlett Packard Co. and China BAK Battery, Inc. agreed to release all claims against each other arising out of the incident described above. The plaintiff and Hewlett Packard dismissed their complaints against China BAK Battery, Inc. with prejudice. Pursuant to the settlement agreement reached among the parties, China BAK Battery, Inc. also dismissed with prejudice its cross-complaint against Hewlett Packard. Further, pursuant to the settlement agreement, the plaintiff has agreed to indemnify and defend China BAK Battery, Inc. for any future actions/claims against China BAK Battery, Inc. relating to this incident.

An individual named Steven R. Ruth filed suit against China BAK Battery, Inc. in United States District Court for the Western District of Texas on August 15, 2013 alleging breach of contract. China BAK Battery, Inc. did not receive notice of this lawsuit and the plaintiff sought a default judgment, which the court granted in January 2014. Accordingly, the court entered judgment in favor of Mr. Ruth in the amount of $553,773.51 inclusive of costs and attorneys’ fees (the “First Judgment”).

Subsequent to the entry of the First Judgment, Mr. Ruth has made efforts to have the judgment enforced in Canada. On September 19, 2014, Mr. Ruth also filed a second complaint in the United States District Court for the Western District of Texas. On November 12, 2014, a second default judgment was entered against China BAK Battery, Inc. in the amount of $553,773.51 for the First Judgment plus an additional $7,550 in attorneys’ fees. The second judgment is inclusive of the amounts ordered in the First Judgment. BAK International thereafter agreed to indemnify China BAK Battery, Inc. from any expenses, losses and damages that were incurred and will incur to China BAK Battery, Inc. due to the lawsuit filed by Mr. Ruth.

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

	Closing Prices(1)
	High	Low
Year Ended September 30, 2014
First Quarter	$4.19	$2.51
Second Quarter	$3.52	$2.04
Third Quarter	$4.46	$1.55
Fourth Quarter	$2.90	$1.95

Year Ended September 30, 2013
First Quarter	$3.15	$1.09
Second Quarter	$1.80	$1.09
Third Quarter	$1.42	$0.64
Fourth Quarter	$2.37	$1.02

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by Yahoo! Finance for the periods indicated. Prices have been adjusted to reflect the one-for-five reverse stock split effected on October 26, 2012.

Approximate Number of Holders of Our Common Stock

As of January 8, 2015, there were approximately 38 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared or paid any dividends, nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

As we are a holding company, we rely on dividends paid to us by our subsidiaries in the PRC through our Hong Kong subsidiary, BAK Asia. In accordance with its articles of association, each of our subsidiaries in the PRC is required to allocate to its statutory general reserve at least 10% of its respective after-tax profits determined in accordance with the PRC accounting standards and regulations. Each of our subsidiaries in the PRC may stop allocations to its general reserve if such reserve has reached 50% of its registered capital. Allocations to the reserve can only be used for making up losses and other specified purposes and may not be paid to us in the form of loans, advances, or cash dividends. Dividends paid by our PRC subsidiaries to BAK Asia, our Hong Kong subsidiary, will not be subject to Hong Kong capital gains or other income tax under current Hong Kong laws and regulations because they will not be deemed to be assessable income derived from or arising in Hong Kong. Such dividends, however, may be subject to a 10% withholding tax in the PRC.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our Stock Option Plan and our Compensation Plan for Non-Employee Directors as of September 30, 2014. Options exercisable for all of the securities shown in column (a) below were granted under our Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,200	$14.05	222,401(1)
Equity compensation plans not approved by security holders	-	-	-
Total	4,200	$14.05	222,401(1)

(1) Includes 86,500 shares of restricted stock that were available for future issuance under our Compensation Plan for Non-Employee Directors and 135,901 shares of restricted stock that were available for future issuance under our Stock Option Plan, as of September 30, 2014. All information in and below this table gives retroactive effect to our one-for-five reverse stock split effected on October 26, 2012.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2014 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2014 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2014.

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

Overview

Although the business climate in China is recovering, the global economic environment remains weak. We have experienced net losses during the past two fiscal years. We generated revenues from the manufacture of lithium ion rechargeable batteries of $185.6 million and $123.0 million for the fiscal years ended September 30, 2013 and 2014, respectively, and net losses from continuing operations of $116.4 million and $26.7 million during the same years, respectively. However, we believe that we will yield long-term growth of revenues and positive net income with the expected commencement of commercial operations of our Dalian facilities in the first quarter of calendar year 2015.

Before the foreclosure of BAK International on June 30, 2014, we generated most of our revenues from BAK International and its subsidiaries. Before the Dalian facilities commerce commercial operations, we continue to outsource our production to BAK Tianjin or other manufacturers. We were also engaged in the business segment of property lease and management of our Research and Development Centre in Shenzhen since its completion in July 2013 and up to June 30, 2014. We generated revenues from property lease and management of $0.4 million and $4.1 million for the years ended September 30, 2013 and 2014, respectively.

We had net liabilities, a working capital deficiency, accumulated deficit from recurring net losses incurred for the current and prior years and significant short-term debt obligations maturing in less than one year as of September 30, 2014.

In order to repay our overdue bank loans, Shenzhen BAK borrowed from Mr. Jinghui Wang (“Mr. Wang”) an aggregate of RMB520 million (approximately $83.8 million) (the “Loans”) in December 2013 and January 2014. To secure the repayment of the Loans, we and BAK International separately entered into a corporate guarantee with Mr. Wang, under which each of us and BAK International irrevocably and unconditionally guaranteed to the lender timely performance by Shenzhen BAK of its obligation to repay the Loans. In addition, the Company pledged 100% of its equity interest in BAK International to the lender as security for Shenzhen BAK’s repayment of the Loans (the “Pledged BAK International Equity”).

On June 30, 2014, we received from Mr. Wang a notice that due to Shenzhen BAK’s default under the Loans, he had foreclosed his security interest in and sold and transferred to a third party the Pledged BAK International Equity for a purchase price of RMB520 million (approximately $83.8 million) to Mr. Wang.

On July 4, 2014, we, Shenzhen BAK, BAK International and Mr. Wang entered into a certain Deed of Waiver and Release, pursuant to which, Mr. Wang absolutely waived all his title, rights, interests and benefits in and to the accrued and unpaid interest on the Loans in an amount of RMB51 million (approximately $8.3 million) as of June 30, 2014. In addition, we and BAK International were both released and discharged from their obligations under the corporate guarantees that they executed in favor of Mr. Wang. Under the Deed of Waiver and Release, we, Shenzhen BAK, BAK International and Mr. Wang will have no claim whatsoever against each other.

As a result of the above foreclosure, we lost ownership of BAK International and its subsidiaries, and only retained Dalian BAK Power as our operating subsidiary.

Recent Development

Upon the commencement of commercial operations of our Dalian manufacturing facilities, which is expected to be in the first quarter of calendar year 2015, we will manufacture new energy high power lithium batteries, which are mainly used in the following applications:

  Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;
  Light electric vehicles (“LEV”), such as electric bicycles, electric motors, sight-seeing cars; and
  Electric tools, energy storage, uninterruptible power supply, and other high power applications.

We are currently constructing new manufacturing facilities in Dalian with most of BAK Tianjin’s operating assets, including its machinery and equipment, customers, employees, patents and technologies being relocated from BAK Tianjin. BAK Tianjin is one of the major manufacturers of high power lithium batteries in China which started operations in 2008, and has obtained many well-known customers in EV, LEV and other high power applications. The construction of the Dalian facilities is expected to be completed in January 2015 and its trial production will begin immediately thereafter. We expect that the Dalian facilities will commence commercial operations in the first quarter of calendar year 2015. We have outsourced and will continue to outsource our production to BAK Tianjin or other manufacturers until our Dalian manufacturing facility begins its commercial operations. As of September 30, 2014, Dalian BAK Power generated revenues of approximately $1.2 million from the sale of batteries manufactured by BAK Tianjin under outsourcing arrangements.

During fiscal 2013, we received a subsidy of RMB150 million (approximately $24.4 million) from the Management Committee of Dalian Economic Zone, to finance our relocation of operating assets from Tianjin to Dalian. In October 2014, we received from Dalian government a subsidy of RMB46.2 million (approximately $7.5 million) for costs of land use rights relating to the new manufacturing site in Dalian. We also obtained a short term bank loan of RMB30 million (approximately $4.9 million) with a one-year term from Bank of Dandong in August 2014. The short term bank loan is bearing a fixed interest rate at 7.8% per annum and guaranteed Mr. Xiangqian Li, our CEO, and Shenzhen BAK. We plan to renew this loan upon maturity, and plan to raise additional funds from local banks in the future to meet our daily cash demands. In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing vigorous support to the new energy facilities and vehicle. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe with the significant reduction of liabilities and disposal of traditionally low margin battery business, supported by the booming future market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

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

Impartment charge on property, plant and equipment. Impairment charge consist primarily of impairment losses for long-lived assets. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair value as determined by their estimated future discounted cash flows.

Government grant income. We present the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense, interest expenses and removal costs. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met. Grants applicable to land are amortized over the life of the depreciable facilities constructed on it. For research and development expenses, we match and offset the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred.

Finance costs, net. Finance costs consist primarily of interest income and interest on bank loans and other short term loans, net of capitalized interest.

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%. We have not paid any income tax as we incurred losses during the year. Our former subsidiaries BAK Canada, BAK Europe, BAK India and BAK International, and our Hong Kong subsidiary BAK Asia—are subject to a profits tax in their respective countries at rates of 38%, 25%, 30%, 16.5% and 16.5%, respectively. However, because we do not have any assessable income derived from or arising in those countries, they have not paid any such tax.

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

(All amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended September 30,		Change
	2013	2014	$	%
Net revenues	$185,553	$123,014	(62,539)	(33.7)
Cost of revenues	(202,160)	(113,455)	88,705	(43.9)
Gross (loss) profit	(16,607)	9,559	26,166	(157.6)
Operating expenses:
Research and development expenses	5,368	3,981	(1,387)	(25.8)
Sales and marketing expenses	7,645	4,504	(3,141)	(41.1)
General and administrative expenses	17,491	12,358	(5,133)	(29.3)
Recovery of doubtful accounts	(8,958)	(639)	8,319	(92.9)
Impairment charge on property, plant and equipment	62,527	-	(62,527)	(100.0)
Total operating expenses	84,073	20,204	(63,869)	(76.0)
Operating loss	(100,680)	(10,645)	90,035	(89.4)
Finance costs, net	(11,523)	(16,800)	(5,277)	45.8
Government grant income	132	75	(57)	(43.2)
Other income (expense), net	1,764	665	(1,099)	(62.3)
Loss before income tax and discontinued operations	(110,307)	(26,705)	83,602	(75.8)
Income tax expenses	(6,120)	(16)	6,104	(99.7)
Net loss from continuing operations, net of tax	(116,427)	(26,721)	89,706	(77.0)
Income from discontinued operations, net of tax	398	64,497	64,099	16,105.3
Net (loss)/profit	$(116,029)	$37,776	$153,805	(132.6)

Net revenues. Net revenues were $123.0 million for the fiscal year ended September 30, 2014, as compared to $185.6 million for the fiscal year of 2013, a decrease of $62.6 million, or 33.7% . This decrease was primary attributable to the disposal of BAK International and its subsidiaries that manufactured prismatic cells, cylindrical cells and lithium polymer cells. We only realized sales from high-power lithium battery cells after the disposal of BAK International on June 30, 2014.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Year Ended September 30,		Change
	2013	2014	$	%
Prismatic cells
Aluminum-case cells	$28,788	$24,486	$(4,302)	(14.9)
Battery packs	63,690	61,800	(1,890)	(3.0)
Cylindrical cells	45,986	9,278	(36,708)	(79.8)
Lithium polymer cells	30,607	17,146	(13,461)	(44.0)
High-power lithium battery cells	16,482	10,304	(6,178)	(37.5)
Total	$185,553	$123,014	$(62,539)	(33.7)

The following table sets forth the breakdown of our net revenues from reconditioned and normal products.

(All amounts in thousands of U.S. dollars)

	Year Ended September 30, 2014
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$18,708	$5,778	$24,486
Battery packs	8,545	53,255	61,800
Cylindrical cells	-	9,278	9,278
Lithium polymer cells	12,782	4,364	17,146
High-power lithium battery cells	-	10,304	10,304
Total	$40,035	$82,979	$123,014

	Year Ended September 30, 2013
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$17,925	$10,863	$28,788
Battery packs	16,566	47,124	63,690
Cylindrical cells	-	45,986	45,986
Lithium polymer cells	10,318	20,289	30,607
High-power lithium battery cells	-	16,482	16,482
Total	$44,809	$140,744	$185,553

Net revenues from sales of aluminum-case cells decreased to $24.5 million in fiscal year 2014, from $28.8 million in the fiscal year 2013, a decrease of $4.3 million, or 14.9%, resulting from a decrease of 45.9% in sales volume offset by an increase of 57.2% in average selling price. The decrease in sales volume was because of the continuing decrease in demand for aluminum-case cells in view of the popularity of polymer smartphone batteries in this period. The increase in average selling price was because we disposed of a large quantity of obsolete and low quality products at a lower selling price in the same corresponding period of last year. In addition, we disposed of our former subsidiaries which were engaged in the sale of aluminum-case cell products in June 2014.

Net revenues from sales of battery packs, which are a crucial component of smartphones, decreased to $61.8 million in the fiscal year 2014, from $63.7 million in the fiscal year 2013, a decrease of $1.9 million, or 3.0% .. This resulted from a decrease of 21.2% in sales volume offset by an increase of 23.3% in average selling price. The decrease in sales volume was because of fewer reconditioned products sold in 2014. The increase in average selling price was mainly attributable to a relatively higher percentage of sales in 2014 attributable to the sale of high value batteries used in smartphones with higher capacity and long standby time requirements sold for the nine months ended June 30, 2014 as compared to the same period last year. In addition, we disposed of our former subsidiaries which were engaged in the sale of battery packs products in June 2014.

Net revenues from sales of cylindrical cells decreased to $9.3 million in the fiscal year 2014, from $46.0 million in fiscal year 2013, a decrease of $36.7 million, or 79.8% . This resulted from a decrease of 73.9% in sales volume accompanied with a decrease of 22.6% in average selling price. The decrease in sales volume and price were attributable to the fierce competition in cylindrical cells, especially from South Korean competitors. In addition, we disposed of our former subsidiaries which were engaged in sale of cylindrical cells products in June 2014.

We sold $17.1 million in lithium polymer cells in fiscal year 2014, compared to $30.6 million in lithium polymer cells in the fiscal year 2013, a decrease of $13.5 million, or 44.0%, resulting from a decrease of 50.1% in sales volume offset by an increase of 12.3% in average selling price. The decrease in sales volume was attributable to the fierce competition in the battery market. The increase of average selling price was mainly attributed to a higher proportion of sales made from high value products in fiscal 2014. In addition, we disposed of our former subsidiaries which were engaged in the sale of lithium polymer cell products in June 2014.

We also sold approximately $10.3 million in high-power lithium battery cells for the fiscal year 2014, as compared to $16.5 million in high-power lithium battery cells in 2013, a decrease of $6.2 million, or 37.5%, resulting from a decrease of 55.1% in sales volume offset by an increase of 40.5% in average selling price. The light electric vehicle market, in particular the electric bicycle market, is becoming more competitive, and we became more selective in customers and gave up low value customers while trying to retain higher end customers.

Cost of revenues. Cost of revenues decreased to $113.5 million for the year ended September 30, 2014, as compared to $202.2 million for fiscal year 2013, a decrease of $88.7 million, or 43.9% . Included in cost of revenues were write-downs of obsolete inventories of $59.6 million and $8.8 million for fiscal years 2013 and 2014 respectively. We write down the inventory value whenever there is an indication that they are impaired. However, as the market conditions continued to deteriorate, further write-downs were necessary. In addition, as we disposed of the major subsidiaries which generated most of our sales in June 2014, our sales revenue and cost of sales decreased sharply in the last quarter of fiscal year 2014.

Gross profit/(loss). Gross profit for the year ended September 30, 2014 was $9.6 million, or 7.8% of net revenues as compared to a gross loss of $16.6 million, or 9.0% of net revenues, for fiscal year 2013. Our change in gross profit was largely due to the decrease in write-downs of inventory and fewer reconditioned products being sold at a loss in this period, compared with fiscal year 2013.

Research and development expenses. Research and development expenses decreased to $4.0 million for the year ended September 30, 2014, as compared to $5.4 million for fiscal year 2013, a decrease of $1.4 million, or 25.8% . This was mainly attributable to a decrease of $1.0 million in salary and wages compared last year due to the closure of our former Canadian research center in this year. Secondly, our certification fees decreased by $0.3 million, mainly because we sold fewer products to overseas markets and most of our certificate fees were generated from sales to overseas.

Sales and marketing expenses. Sales and marketing expenses decreased to $4.5 million for the year ended September 30, 2014, as compared to $7.6 million for fiscal year 2013, a decrease of $3.1 million, or 41.4% . This was mainly attributable to a decrease of $1.1 million, $0.5 million and $0.7 million in salary and wages, packaging and transportation, respectively. As a percentage of revenues, sales and marketing expenses were 3.7% and 4.1% for the fiscal year 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses decreased to $12.3 million, or 10.0% of revenues, for the year ended September 30, 2014, as compared to $17.5 million, or 9.4% of revenues, for fiscal year 2013, a decrease of $5.1 million, or 29.3% . The decrease was mainly attributable to the reduction of $1.6 million of salaries and $1.0 million of depreciation and amortization after the disposal of BAK International. Also, we recorded loss on disposal of assets after the liquidation of BAK Canada of $2.6 million in fiscal 2013.

Operating loss. As a result of the above, our operating loss totaled $10.6 million for the year ended September 30, 2014, as compared to $100.7 million for the fiscal 2013, a decrease of $90.1 million, or 89.4% .

Finance costs, net. Finance costs, net, increased to $16.8 million for the year ended September 30, 2014, as compared to $11.5 million for the prior year, an increase of $5.3 million, or 45.8% . In fiscal year 2014, we borrowed loans of $83.8 million from Mr. Jinghui Wang which bore interest of 20% per annum.

Income tax expense. Income tax expense was approximately $0.02 million for the fiscal year 2014, as compared to $6.1 million income tax expense for 2013. Last year we recorded a net valuation allowance of $5.8 million on our deferred tax assets arising on tax losses primarily before the fiscal year 2012. Since we continued to experience significant losses, we were uncertain that we could generate sufficient profit to claim the deferred income tax benefits in the future.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax represents the income from the leasing and management of our Research and Development Centre in Shenzhen. During the year ended September 30, 2014, this leasing and management operation generated income of $3.1 million, and profit of $61.3 million on disposal of BAK International and its subsidiaries as a result of the foreclosure described above, which was mainly related to the market value appreciation of our Research and Development Centre.

Net profit (loss). As a result of the foregoing, we had a net profit of $37.8 million for the year ended September 30, 2014, compared to a net loss of $116.0 million for the year ended September 30, 2013.

Liquidity and Capital Resources

Before the foreclosure of the pledged ownership of BAK International, we had historically financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, factoring of bills receivable to banks and issuance of capital stock.

After the foreclosure of the pledged ownership of BAK International and as of September 30, 2014, we had cash and cash equivalents of $1.0 million. Our total current assets were $12.7 million and our total current liabilities were $48.3 million, which results in a net working capital deficiency of $35.6 million. These factors raise substantial doubts about our ability to continue as a going concern. As of September 30, 2014, we had received from the Management Committee of Dalian Economic Zone of $24,437,131 to finance the relocation of our operations to Dalian. We will offset the subsidy against related expenditures and recognize the balance as income in fiscal year 2015. In October 2014, we received from Dalian government a subsidy of $7.5 million (RMB46.2 million) for costs of land use rights relating to the new manufacturing site in Dalian. We obtained a short term bank loan of $4.9 million (RMB30 million) from Bank of Dandong for a period from August 19, 2014 to August 18, 2015. The short term bank loan is bearing fixed interest at 7.8% per annum and was guaranteed by Shenzhen BAK and Mr. Xiangqian Li.

We may require additional cash to complete the construction of the new Dalian manufacturing facilities. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew the short term bank loan of $4.9 million in August 2015 upon maturity, and plan to borrow additional funds from local banks to meet the Company’s cash needs. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Year Ended September 30,
	2013	2014
Net cash provided by (used in) operating activities	$23,625	$(29,299)
Net cash used in investing activities	(19,108)	(17,544)
Net cash (used in) provided by financing activities	(57)	33,785
Effect of exchange rate changes on cash and cash equivalents	267	51
Net increase (decrease) in cash and cash equivalents	4,727	(13,007)
Cash and cash equivalents at beginning of the year	9,272	13,999
Cash and cash equivalents at end of the year	$13,999	$992

Operating Activities

Net cash provided by operating activities was $23.6 million for the year ended September 30, 2013, as compared with net cash used in operating activities of $29.3 million in fiscal year 2014. The increase of $52.9 million in net cash used in operating activities was mainly attributable to the increase of accounts receivable.

Investing Activities

Net cash used in investing activities decreased from $19.1 million in fiscal 2013 to $17.5 million in fiscal 2014. The net cash used in investing activities for the year ended September 30, 2014 was mainly used to purchase the land use rights and construction of the production facilities of Dalian BAK Power.

Financing Activities

Net cash used in financing activities was $0.1 million in fiscal 2013, compared with net cash provided by financing activities of $33.8 million in fiscal 2014. During fiscal 2014, we borrowed $137.7 million from unrelated parties (primarily Mr. Jinhui Wang) to repay our bank borrowings matured during the year.

As of September 30, 2014, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

		Amount borrowed
	Maximum amount	(includes bank loans and
	available	bills payable)
Short-term credit facilities:
Bank of Dandong	$4,887	$4,887

We obtained a short term bank loan of $4.9 million (RMB30 million) from Bank of Dandong for a period from August 19, 2014 to August 18, 2015. The short term bank loan is bearing fixed interest at 7.8% per annum and was guaranteed by Shenzhen BAK, our former subsidiary and Mr. Xiangqian Li.

Capital Expenditures

We incurred capital expenditures of $13.3 million and $19.0 million in fiscal 2013 and 2014, respectively. Our capital expenditures in 2014 were primarily related to the purchase of land use rights, the construction costs and acquisition of plant and equipment of our new Dalian facility. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Year Ended September 30,
	2013	2014
Purchase of property, plant and equipment and construction in progress	$12,930	$9,796
Purchase of land use right	-	9,139
Purchase of intangible assets	376	16
Total capital expenditure	$13,306	$18,951

We estimate that our total capital expenditures in fiscal year 2015 will reach approximately $14.8 million. Such funds will be used to purchase manufacturing equipment and for the construction of the production plant at our new Dalian facility.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2014: (All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than 1		3 - 5	More than
	Total	year	1 - 3 years	years	5 years
Contractual Obligations
Short-term bank loans	$4,887	$4,887	$-	$-	$-
Advance from a related company	652	652	-	-	-
Advances from unrelated third parties	4,900	4,900	-	-	-
Capital injection to Dalian Power and Trading	25,400	400	25,000	-	-

Capital commitments for construction of buildings	4,349	4,349	-	-	-
Capital commitment for purchase of equipments	1,074	1,074	-	-	-
Future interest payment on short-term bank loans	338	338	-	-	-
Total	$41,600	$16,600	$25,000	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2014.

Off-Balance Sheet Transactions

We have not entered into any transactions, agreements or other contractual arrangements to which an entity unconsolidated with us is a party and under which we have (i) any obligation under a guarantee, (ii) any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity, (iii) any obligation under derivative instruments that are indexed to our shares and classified as shareholders’ equity in our consolidated balance sheets, or (iv) any obligation arising out of a variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

We regularly review the cost of inventories against their estimated fair market value and record a lower of cost or market write-down for inventories that have costs in excess of estimated market value.

Changes in Accounting Standards

Please refer to note 2 to our consolidated financial statements, “Summary of Significant Accounting Polices and Practices –Recently Issued Accounting Standards” for a discussion of relevant pronouncements.

Exchange Rates

The financial records of our PRC subsidiaries are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2013	2014
Balance sheet items as of September 30	6.1211	6.1382
Amounts included in the statement of income and comprehensive loss and statement of cash flows for the years ended September 30	6.1894	6.1469

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, due to the material weakness as described below, our disclosure controls and procedures were ineffective as of September 30, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation and as a result of the material weakness discussed below, our chief executive officer and interim chief financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2014 were not effective because of the following material weakness in our internal control over financial reporting has been identified:

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

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

–

We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience. Mr. Wenwu Wang was appointed by the Board of Directors of the Company as the Interim Chief Financial Officer on August 28, 2014.

–

We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2014, but was not reported.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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
SEPTEMBER 30, 2013 AND 2014

CHINA BAK BATTERY, INC.
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Crowe Horwath (HK) CPA Limited

To the Board of Directors and Shareholders of
China BAK Battery, Inc.

We have audited the accompanying consolidated balance sheets of China BAK Battery, Inc. and its subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the two-year period ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of September 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has net liabilities, a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of September 30, 2014. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath (HK) CPA Limited
Hong Kong, China
January 13, 2015

China BAK Battery, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2013 and 2014
(In US$)

	Note	2013	2014
Assets
Current assets
Cash and cash equivalents		$13,998,626	$991,519
Pledged deposits	3	8,137,687	-
Trade accounts receivable, net	4	49,875,701	1,013,641
Inventories	5	57,275,187	2,648,098
Prepayments and other receivables	6	17,728,605	589,864
Receivable from former subsidiaries, net	7	-	7,261,089
Prepaid land use rights, current portion	9	707,810	183,048
Assets of discontinued operations	1	65,763	-

Total current assets		147,789,379	12,687,259

Property, plant and equipment, net	8	116,358,025	124,255
Construction in progress	8	11,879,409	22,187,315
Prepaid land use rights, non-current	9	20,732,482	8,969,352
Intangible assets, net	10	730,884	-
Assets of discontinued operation, non- current	1	43,115,001	-

Total assets		$340,605,180	$43,968,181
Liabilities
Current liabilities
Short-term bank loans	11	$151,404,677	$4,887,426
Accounts and bills payable		124,507,846	-
Other short-term loans	12 (i)	28,282,322	5,552,117
Accrued expenses and other payables	12 (ii)	23,155,435	13,427,130
Deferred government grants, current	14	24,525,004	24,437,131

Total current liabilities		351,875,284	48,303,804

Deferred revenue, non-current	13	7,560,386	-
Deferred government grants, non-current	14	22,946,463	-
Non-current liabilities of discontinued operation	1	715,398	-
Deferred tax liabilities, non-current	15 (b)	779,814	-

Total liabilities		383,877,345	48,303,804

Commitments and contingencies	19

Shareholders’ equity (deficit)
Common stock $0.001 par value; 20,000,000 authorized; 12,763,803 issued as of September 30, 2013 and 2014; 12,619,597 outstanding as of September 30, 2013 and 2014		12,763	12,763
Donated shares		14,101,689	14,101,689
Additional paid-in capital		127,349,617	127,438,362
Statutory reserves		7,786,157	-
Accumulated deficit		(226,366,718)	(141,796,196)
Accumulated other comprehensive income		37,910,937	(25,631)
		(39,205,555)	(269,013)
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ equity (deficit)		(43,272,165)	(4,335,623)

Total liabilities and shareholders’ equity		$340,605,180	$43,968,181

See accompanying notes to the consolidated financial statements.

     China BAK Battery, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
For the years ended September 30, 2013 and 2014
(In US$ except for number of shares)

	Note	2013	2014
Net revenues	21	$185,552,560	$123,014,080
Cost of revenues		(202,159,615)	(113,454,395)
Gross (loss) profit		(16,607,055)	9,559,685
Operating expenses:
Research and development expenses		(5,367,962)	(3,981,163)
Sales and marketing expenses		(7,645,217)	(4,504,410)
General and administrative expenses		(17,490,537)	(12,357,721)
Recovery of doubtful accounts		8,958,428	639,390
Impairment charge on property, plant and equipment	8	(62,527,213)	-
Total operating expenses		(84,072,501)	(20,203,904)
Operating loss		(100,679,556)	(10,644,219)
Finance costs, net	8, 11, 12	(11,522,580)	(16,800,404)
Government grant income		131,515	74,532
Other income (expense), net		1,763,990	665,053
Loss before income tax and discontinued operations		(110,306,631)	(26,705,038)
Income tax expenses	15 (a)	(6,119,964)	(16,475)
Net loss from continuing operations, net of tax		(116,426,595)	(26,721,513)
Income from discontinued operations, net of tax		397,516	64,497,429
Net (loss) profit		(116,029,079)	37,775,916
Other comprehensive income
Release of foreign currency translation adjustment upon disposal of subsidiaries		(20,850)	(39,008,449)
Foreign currency translation adjustment		602,337	1,071,881
		581,487	(37,936,568)
Comprehensive loss		$(115,447,592)	$(160,652)
(Loss) earnings per share – Basic and diluted	17
- From continuing operations		$(9.22)	$(2.12)
- From discontinued operations		0.03	5.11
(Loss) earnings per share – Basic and diluted		$(9.19)	$2.99
Weighted average number of shares of common stock:	17
- Basic		12,619,597	12,619,597
- Diluted		12,619,597	12,619,597

See accompanying notes to the consolidated financial statements.

     China BAK Battery, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended September 30, 2013 and 2014
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	income	of shares	Amount	equity
Balance as of October 1, 2012	12,763,269	$12,763	$14,101,689	$126,990,611	$7,786,157	$(110,358,489)	$37,329,450	(144,206)	$(4,066,610)	$71,795,571

Net loss	-	-	-	-	-	(116,029,079)	-	-	-	(116,029,079)

Share-based compensation for employee stock awards	-	-	-	359,006	-	-	-	-	-	359,006

Rounding difference on reverse stock split	534	-	-	-	-	-	-	-	-	-

Disposal of a subsidiary						20,850	(20,850)

Foreign currency translation adjustment	-	-	-	-	-	-	602,337	-	-	602,337

Balance as of September 30, 2013	12,763,803	$12,763	$14,101,689	$127,349,617	$7,786,157	$(226,366,718)	$37,910,937	(144,206)	$(4,066,610)	$(43,272,165)

Net profit	-	-	-	-	-	37,775,916	-	-	-	37,775,916

Loss of control on BAK International	-	-	-	-	(7,786,157)	46,794,606	(39,008,449)	-	-	-

Share-based compensation for employee stock awards	-	-	-	88,745	-	-	-	-	-	88,745

Foreign currency translation adjustment	-	-	-	-	-	-	1,071,881	-	-	1,071,881

Balance as of September 30, 2014	12,763,803	$12,763	$14,101,689	$127,438,362	$-	$(141,796,196)	$(25,631)	(144,206)	$(4,066,610)	$(4,335,623)

See accompanying notes to the consolidated financial statements.

     China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2013 and 2014
(In US$)

	2013	2014
Cash flow from operating activities
Net (loss) profit	$(116,029,079)	$37,775,916
Less: income from discontinued operation	(397,516)	(64,497,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,316,828	8,257,676
Recovery of doubtful debts	(8,958,428)	(639,390)
Gain on disposal of a subsidiary	(1,345,941)	-
Waiver of interest	-	8,347,735
Write-down of inventories	59,584,817	8,752,543
Impairment charge on property, plant and equipment	62,527,213	-
Loss on disposal of intangible assets	6,102	-
Loss on disposal of property, plant and equipment	2,336,443	-
Net loss arising from loan guarantee	5,424	-
Share-based compensation	359,006	88,745
Deferred income taxes	5,826,285	-
Exchange difference	81,423	255,146
Changes in operating assets and liabilities:	-	-
Trade accounts receivable	37,726,843	(14,827,964)
Inventories	(49,847,234)	8,629,658
Prepayments and other receivables	2,929,699	(9,161,926)
Accounts and bills payable	(22,730,877)	(22,708,363)
Accrued expenses and other payables	(3,595,008)	5,850,921
Deferred revenue	(333,612)	(245,887)
Other long- term payables	35,802,569	1,207,894
Net cash provided by (used in) continuing operations	23,264,957	(32,914,725)
Net cash provided by discontinued operation	360,277	3,615,638
Net cash provided by (used in) operating activities	23,625,234	(29,299,087)
Cash flow from investing activities
Disposal of subsidiaries, net of cash disposed of $4,163,555 (2013: $980,006)	(489,898)	(4,163,555)
(Increase) decrease in pledged deposits	(2,452,095)	7,990,705
Repayment from former subsidiaries	-	876,240
Advances to third parties	(1,483,628)	-
Repayment from a related party	11,054,383	-
Advances to a related party	(13,165,111)	-
Payment of guaranteed loans	(7,485,991)	-
Repayment of guaranteed loans	7,505,846	-
Proceeds from disposal of property, plant and equipment	6,624	-
Purchases of property, plant and equipment and construction in progress	(12,929,547)	(9,795,663)
Acquisition of land use rights	-	(9,139,447)
Purchases of intangible assets	(376,444)	(15,825)
Net cash used by continuing operations	(19,815,861)	(14,247,545)
Net cash provided by (used in) discontinued operation	707,504	(3,296,571)
Net cash used in investing activities	(19,108,357)	(17,544,116)
Cash flow from financing activities
Proceeds from borrowings	176,124,025	96,494,997
Repayment of borrowings	(204,151,738)	(178,695,284)
Borrowings from unrelated parties	27,970,225	137,689,207
Borrowings from related parties	-	650,735
Repayment of borrowings from unrelated parties	-	(22,354,791)
Net cash (used in) provided by financing activities	(57,488)	33,784,864
Effect of exchange rate changes on cash and cash equivalents	267,604	51,232
Net increase (decrease) in cash and cash equivalents	4,726,993	(13,007,107)
Cash and cash equivalents at the beginning of year	9,271,633	13,998,626
Cash and cash equivalents at the end of year	$13,998,626	$991,519
Supplemental disclosure of cash flow information:
Non-cash transactions:
Purchase of inventories offset against receivables from former subsidiaries	$-	$3,295,456
Purchases of property, plant and equipment offset against receivables from former subsidiaries	$-	$4,268,397
Payment of construction in progress offset against receivables from former subsidiaries	$-	$558,577
Advance from an unrelated third party offset against consideration from disposal of subsidiaries	$-	$83,812,839
Waiver of interest offset against consideration from disposal of subsidiaries	$-	$8,347,335
Long-term loans and payables offset against consideration from disposal of subsidiaries	$22,432,865	$-
Cash received during the year for:
Bills receivable discounted to banks	$19,022,554	$913,517
Cash paid during the year for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$11,522,580	$8,452,669

See accompanying notes to the consolidated financial statements.

     China BAK Battery, Inc. and subsidiaries
Notes to the Consolidated Financial Statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

China BAK Battery, Inc. (“China BAK”) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. China BAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as "Li-ion" or "Li-ion cell") high power rechargeable batteries. Prior to the disposal of BAK International Limited (“BAK International”) and its subsidiaries (see below), the batteries produced by the Company were for use in cellular telephones, as well as various other portable electronic applications, including high-power handsets telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric vehicles, and general industrial applications. After the disposal of BAK International and its subsidiaries, the Company will focus on the manufacture, commercialization and distribution of high power lithium ion rechargeable batteries for use in cordless power tools, light electric vehicles, hybrid electric vehicles, electric cars, electric busses, uninterruptable power supplies and other high power applications.

The shares of the Company traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, when the Company obtained approval to list its common stock on The NASDAQ Global Market, and trading commenced that same date under the symbol "CBAK".

Basis of Presentation and Organization

On November 6, 2004, BAK International, a non-operating holding company that had substantially the same shareholders as Shenzhen BAK Battery Co., Ltd (“Shenzhen BAK”), entered into a share swap transaction with the shareholders of Shenzhen BAK for the purpose of the subsequent reverse acquisition of the Company. The share swap transaction between BAK International and the shareholders of Shenzhen BAK was accounted for as a reverse acquisition of Shenzhen BAK with no adjustment to the historical basis of the assets and liabilities of Shenzhen BAK.

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

Also on January 20, 2005, immediately prior to consummating the share swap transaction, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 1,720,087 shares of common stock for gross proceeds of $17,000,000. In conjunction with this financing, Mr. Xiangqian Li, the Chairman and Chief Executive Officer of the Company (“Mr. Li”), agreed to place 435,910 shares of the Company's common stock owned by him into an escrow account pursuant to an Escrow Agreement dated January 20, 2005 (the “Escrow Agreement”). Pursuant to the Escrow Agreement, 50% of the escrowed shares were to be released to the investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2005 was not at least $12,000,000, and the remaining 50% was to be released to investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2006 was not at least $27,000,000. If the audited net income of the Company for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 435,910 shares would be released to Mr. Li in the amount of 50% upon reaching the 2005 target and the remaining 50% upon reaching the 2006 target.

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
As of September 30, 2013 and 2014
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

In November 2007, Mr. Li delivered the 217,955 shares related to the 2005 performance threshold to BAK International pursuant to the Li Settlement Agreement; BAK International in turn delivered the shares to the Company. Such shares (other than those issued to investors pursuant to the 2008 Settlement Agreements, as described below) are now held by the Company. Upon receipt of these shares, the Company and BAK International released all claims and causes of action against Mr. Li regarding the shares, and Mr. Li released all claims and causes of action against the Company and BAK International regarding the shares. Under the terms of the Li Settlement Agreement, the Company commenced negotiations with the investors who participated in the Company’s January 2005 private placement in order to achieve a complete settlement of BAK International’s obligations (and the Company’s obligations to the extent it has any) under the applicable agreements with such investors.

Beginning on March 13, 2008, the Company entered into settlement agreements (the “2008 Settlement Agreements”) with certain investors in the January 2005 private placement. Since the other investors have never submitted any claims regarding this matter, the Company did not reach any settlement with them.

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of September 30, 2014 amounted to 73,749 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

Pursuant to the Li Settlement Agreement, the 2008 Settlement Agreements and upon the release of the 217,955 escrow shares relating to the fiscal year 2006 performance threshold to the relevant investors, neither Mr. Li or the Company have any obligations to the investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

As of September 30, 2014, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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
As of September 30, 2013 and 2014
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

On December 27, 2013, Dalian BAK Power was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000 (Note 19(i)). Pursuant to Dalian BAK Power’s article of association and relevant PRC regulations, BAK Asia was required to contribute $6,000,000 to Dalian BAK Power as capital (representing 20% of Dalian BAK Power’s registered capital) on or before December 27, 2015. Up to the date of this report, the Company has contributed $5,000,000 to Dalian BAK Power through an injection of a series of patents.

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

The Company had net liabilities, a working capital deficiency, accumulated deficit from recurring net losses incurred for current and prior years and short-term debt obligations as of September 30, 2014. The Company has been suffering severe cash flow deficiencies.

In order to repay Shenzhen BAK’s overdue bank loans, Shenzhen BAK borrowed from Mr. Jinghui Wang (“Mr. Wang”), an unrelated third party, in December 2013 and January 2014, an aggregate of $83.8 million (RMB520 million) bearing interest at 20% per annum and repayable by March 31, 2014 (the “Loans”). The Loans were secured by the Company’s 100% equity interest in BAK International (the “Shares”), guaranteed by BAK International and the Company (collectively the “Collateral”).

The Company failed to repay the loans to Mr. Wang on March 31, 2014. On April 24, 2014, the Company received a default notice from Mr. Wang. On June 30, 2014, the Company received a further notice from Mr. Wang that due to Shenzhen BAK’s default under the Loans, he had foreclosed his security interest in BAK International and sold and transferred to a third party the Shares for a purchase price of $83.8 million (RMB520 million). Pursuant to a debt waiver agreement also dated June 30, 2014. Following the disposal and pursuant to a deed of waiver and release signed on July 4, 2014, the Company and BAK International were both released and discharged from their obligations under the corporate guarantees that they executed in favor of Mr. Wang, and the Company, Shenzhen BAK, BAK International and Mr. Wang shall have no claim whatsoever against each other.

As a result of the foreclosure, the equity interest of BAK International and its wholly owned subsidiaries, namely Shenzhen BAK, BAK Battery (Shenzhen) Co., Ltd. (“BAK Battery”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”) (collectively the “Disposal Group”) was disposed of effective on June 30, 2014. The consolidated financial statements were consolidated up to the date of disposal. The Company recorded a gain on disposal of subsidiaries of $61.3 million, which was mainly related to the market value appreciation of the Company’s Research and Development Centre in Shenzhen.

After the disposal of the BAK International and its subsidiaries effective on June 30, 2014, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited(“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian BAK Trading Co., Ltd. (“Dalian BAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian BAK Power Battery Co., Ltd. (“Dalian BAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC.

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

The following table represents the net assets of the Disposal Group as of June 30, 2014 (date of disposal):

Carrying amount
Cash and cash equivalents	$4,163,555
Pledged deposits	119,382
Trade accounts receivable, net	63,539,165
Inventories	39,941,073
Prepayments and other receivables	25,975,982
Property, plant and equipment, net	153,341,607
Construction in progress	11,900,752
Prepaid land use rights, net	21,950,651
Intangible assets, net	583,662
Short-term bank loans	(63,181,988)
Accounts and bills payable	(100,364,485)
Accrued expenses and other payables	(24,864,086)
Other short term loans	(53,406,103)
Payable to the Company (Note)	(17,844,674)
Deferred revenue	(7,215,622)
Other long-term payables	(23,834,320)
Rental deposits	(1,144,121)
Deferred tax liabilities	(769,357)
Net assets of BAK International and subsidiaries upon disposal	28,891,073
Consideration received in the form of :
Offset against loans from Mr. Wang	(83,812,839)
Waiver of interest accruing up to June 30, 2014	(8,262,566)
(63,184,332)
Impairment on receivable from the Disposal Group (Note)	1,836,580
Gain on disposal of subsidiaries	$(61,347,752)

Note:	The Disposal Group owed the Company a sum of $17,844,674. Up to September 30, 2014, the Disposal Group repaid $876,240 in cash to the Company. The former subsidiaries agreed to repay $15,131,854 primary in the form of:-

(a)

Property, plant and equipment to be provided to the Company at a total carrying amount of $10,969,796. Title to property, plant and equipment of $4,268,397 had been passed to the Company as of September 30, 2014, $6,107,084 had been passed to the Company in December 2014 and the remaining $594,315 will be passed to the Company by the end of January 2015;

(b)	Inventories provided to the Company at a total carrying amount of $3,295,456 as of September 30, 2014; and

(c)	Payment of $558,577 to the Company’s subcontractors on its behalf as of September 30, 2014.

Management of the Company evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired (Note 7).

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

The following table presents the components of the Disposal Group in relation to the manufacture, commercialization and distribution of lithium ion rechargeable batteries reported in the consolidated statements of operations and comprehensive loss for the years ended September 30, 2013 and 2014:

	2013	2014
Net revenues	$185,552,560	$121,842,765
Cost of revenues	(202,159,615)	(112,386,074)
Gross (loss) profit	(16,607,055)	9,456,691
Operating expenses:
Research and development expenses	(5,351,904)	(3,977,127)
Sales and marketing expenses	(7,585,130)	(4,489,308)
General and administrative expenses	(16,501,846)	(10,605,462)
Recovery of doubtful accounts	8,958,428	639,390
Impairment charge on property, plant and equipment	(62,527,213)	-
Total operating expenses	(83,007,665)	(18,432,507)
Operating loss	(99,614,720)	(8,975,816)
Finance costs, net	(11,522,580)	(16,792,381)
Government grant income	131,515	74,532
Other income (expense), net	1,763,990	636,343
Loss before income tax and discontinued operations	(109,241,795)	(25,057,322)
Income tax expenses	(6,119,964)	(16,475)
Net loss from continuing operations, net of tax	(115,361,759)	(25,073,797)

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

DISCONTINUED OPERATIONS

The Company had also been engaged in property leasing and management of its Research and Development Centre in Shenzhen since its completion in July 2013. Following the disposal of BAK International and in subsidiaries on June 30, 2014, this business is now accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. Accordingly, assets and liabilities, revenues and expenses, and cash flows related to the property leasing and management business have been appropriately reclassified in the accompanying consolidated financial statements as discontinued operations for all periods presented.

The following table presents the major classes of assets and liabilities of discontinued operations of the property leasing and management business reported in the consolidated balance sheets:

September 30, 2013
Prepayments and other receivables	$37,239
Prepaid land use right, current portion	28,524
Current assets of discontinued operations	$65,763
Non-current assets
Property, plant and equipment, net	$41,914,724
Prepaid land use rights, non-current	1,200,277
Non-current assets of discontinued operations	43,115,001
Non-current liabilities of discontinued operations - Rental deposits from tenants	$(715,398)

The following table presents the components of discontinued operations in relation to the property leasing and management business reported in the consolidated statements of operations and comprehensive loss for the years ended September 30, 2013 and 2014:

	2013	2014
Net revenues	$397,516	$4,069,147
Cost of revenues	-	(919,470)
	397,516	3,149,677
Gain on disposal of subsidiaries	-	61,347,752
Income from discontinued operations	$397,516	$64,497,429

As a result of the above foreclosure, the Company currently owns a Hong Kong subsidiary, BAK Asia, which in turn wholly owns two Chinese subsidiaries, Dalian BAK Trading and Dalian BAK Power. China BAK will continue to be a US listing company. The Company has outsourced its manufacturing operations to BAK Tianjin before the completion of construction and operation of facility in Dalian. BAK Tianjin is now a supplier of the Company and the Company does not have any significant benefits or liability from the operating results of BAK Tianjin except the normal risk with any major supplier.

Pursuant to a memorandum of understanding with the buyer of the Company’s former subsidiaries dated August 20, 2014, Mr. Xiangqian Li remains as a director of BAK International, Shenzhen BAK, BAK Battery and BAK Battery until Shenzhen BAK’s full settlement of its bank loans of $63.1 million expiring on various dates through March 2015. During this period, Mr. Li should not participate in any operational and managerial decision making of these entities.

As of September 30, 2014, the Company is building a new manufacturing site in Dalian which will focus on production and sale of the new energy high power batteries for use in electric vehicles, light electric vehicles and other high power applications. The Company had advances from the Management Committee of Dalian Economic Zone of $24,437,131 to finance the Company’s removal of its production facilities to Dalian. The Company expects that the removal will be completed in January 2015 and formal production will commence by the end of March 2015. These advances will be recognized as income or offset against related expenditures when there are no present or future obligations for the subsidized projects.

On October 17, 2014, the Company received a subsidy of $7.52 million (RMB46,150,000) from the Management Committee for costs of land use rights relating to the new manufacturing site in Dalian. The subsidy will be amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon (Note 13).

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

After the disposal of BAK International, the Company continued its business and continued to generate revenues from sale of batteries via subcontracting the production to BAK Tianjin, a former subsidiary. BAK Tianjin before the commencement of production of the Dalian factory.

The Company obtained a short term bank loan of $4.9 million (RMB30 million) from Bank of Dandong for the period from August 19, 2014 to August 18, 2015. The short term loan is bearing fixed interest at 7.8% per annum and was guaranteed by Shenzhen BAK and Mr. Li. The Company expects to renew the bank loan in August 2015 upon maturity, and plans to raise further financing from local banks to meet its daily cash demands. However, there can be no assurance that the Company will be successful in obtaining this financing. The Company believes that with the significant reduction of liabilities and disposal of traditionally low margin battery business after the foreclosure of BAK International, it can continue as a going concern and return to profitability.

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

The consolidated financial statements include the financial statements of the Company and its subsidiaries up to the date of disposal. All significant inter-company balances and transactions have been eliminated prior to consolidation.

(b)	Cash and Cash Equivalents

Cash consists of cash on hand and in banks excluding pledged deposits. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of September 30, 2013 and 2014, there were no cash equivalents.

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
As of September 30, 2013 and 2014
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

(g)	Foreign Currency Transactions and Translation

The reporting currency of the Company is the United States dollar (“US dollar”). The financial records of the Company’s PRC operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. The financial records of the Company’s subsidiaries established in other countries are maintained in their local currencies. Assets and liabilities of the subsidiaries are translated into the reporting currency at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expense items are translated using the average rate for the period. The translation adjustments are recorded in accumulated other comprehensive income under shareholders’ equity.

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

September 30, 2014
Balance sheet, except for equity accounts	RMB 6.1382 to US$1.00
Income statement and cash flows	RMB 6.1469 to US$1.00

September 30, 2013
Balance sheet	RMB 6.1211 to US$1.00
Income statement and cash flows	RMB 6.1894 to US$1.00

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
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

Net sales of products represent the invoiced value of goods sold, net of value added taxes (“VAT”), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on the majority of the products of Shenzhen BAK, BAK Battery, BAK Tianjin, Dalian BAK Trading and Dalian BAK Power at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns, which is based on historical sales returns data, is the Company’s best estimate of the amount of goods that will be returned from its customers.

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
As of September 30, 2013 and 2014
(In US$ except for number of shares)

2.	Summary of Significant Accounting Policies and Practices (continued)

(m)	Research and Development and Advertising Expenses

Research and development and advertising expenses are expensed as incurred. Research and development expenses consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development. Advertising expenses, included in sales and marketing expenses were insignificant for the years ended September 30, 2013 and 2014.

(n)	Bills Payable

Bills payable represent bills issued by financial institutions to the Company’s vendors. The Company’s vendors receive payments from the financial institutions directly upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

(o)	Government Grants

The Company’s subsidiaries in China receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, the Company presents the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense, interest expenses and removal costs. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met.

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

(r)	(Loss) earnings per Share

Basic (loss) earnings per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the year. Diluted (loss) earnings per share is computed by dividing net (loss) earnings by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the year.

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
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

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of Li-ion rechargeable batteries (but not by sub-product type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by ASC Topic 280 “Segment Reporting”. Starting from the three-months ended December 31, 2013 and until June 30, 2014, the Company was also engaged in the business segment of property leasing and arrangement (see Note 1).

(u)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(v)	Recently Issued Accounting Standards

In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Entities may “early adopt” the guidance for new disposals. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

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
As of September 30, 2013 and 2014
(In US$ except for number of shares)

2.	Summary of Significant Accounting Policies and Practices (continued)

(v)	Recently Issued Accounting Standards (continued)

In June 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going concern (Subtopic 205-40) which provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance in ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Pledged Deposits

Pledged deposits as of September 30, 2013 and 2014 consisted of the following:

	2013	2014
Pledged deposits with banks for:
Advances from an unrelated third party (Note 12(b))	$2,450,540	$-
Bills payable	5,687,147	-
	$8,137,687	$-

4.	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2013 and 2014 consisted of the following:

	2013	2014
Trade accounts receivable, gross	$61,706,474	$1,013,641
Less: Allowance for doubtful accounts	(17,734,802)	-
	43,971,672	1,013,641
Bills receivable	5,904,029	-
	$49,875,701	$1,013,641

An analysis of the allowance for doubtful accounts is as follows:

	2013	2014
Balance at beginning of year	$33,244,428	$17,734,802
Gross provision for the year	13,765,111	4,745,933
Reversal for the year:-
Recoveries by cash	(3,759,181)	(4,368,429)
Recoveries by return of products from customer	(19,597,776)	(1,015,359)
Credited to consolidated statements of comprehensive loss	(9,591,846)	(637,855)
Write off	(6,629,813)	-
Disposal of subsidiaries	-	(16,866,605)
Foreign exchange adjustment	712,033	(230,342)
Balance at end of year	$17,734,802	$-

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

5.	Inventories

Inventories as of September 30, 2013 and 2014 consisted of the following:

	2013	2014
Raw materials	$9,732,211	$9,187
Work-in-progress	9,220,019	-
Finished goods	38,322,957	2,638,911
	$57,275,187	$2,648,098

During the years ended September 30, 2013 and 2014, obsolete inventory write-downs to lower of cost or market of $59,584,817 and $8,752,543, respectively, were charged to cost of revenue.

6.	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2013 and 2014 consisted of the following:

	Note	2013	2014
Consideration receivable (Note 9(b))		$6,483,507	$-
Value added tax recoverable		4,295,390	570,577
Prepayments for raw materials and others		3,466,177	-
Advance to an unrelated third party	(a)	1,169,798	-
Net assets of BAK Canada held by trustee	(b)	1,043,833	-
Advance to a related party	(c)	885,052	-
Staff advances		701,923	5,028
Prepaid operating expenses		292,049	2,750
Others		1,371,790	11,509
		19,709,519	589,864
Less: Allowance for doubtful accounts		(1,980,914)	-
		$17,728,605	$589,864

(a)	Advance to an unrelated third party was interest-free, unsecured and repayable on demand.

(b)	BAK Canada filed for bankruptcy on March 28, 2013. As of September 30, 2013, its net assets were held under the custody of its trustee.

(c)

As of September 30, the Company advanced to Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”), a related party under the common control of Mr. Xiangqian Li, the Company's CEO, an amount of $885,052 which was interest-free, unsecured and repayable on demand.

(d)	An analysis of the allowance for doubtful accounts is as follows:

	2013	2014
Balance at beginning of year	$1,305,329	$1,980,914
Provision for the year	1,100,035	23,536
Recovery for the year	(466,617)	(25,071)
Disposal of subsidiaries	-	(1,939,682)
Foreign exchange adjustment	42,167	(39,697)
Balance at end of year	$1,980,914	$-

7.	Receivables from Former Subsidiaries

Receivable from former subsidiaries as of September 30, 2013 and 2014 consisted of the following:

	2013	2014
Receivables from former subsidiaries (Note 1)	$-	$9,117,445
Less: Allowance for doubtful accounts (Note 1)	-	(1,856,356)
	$-	$7,261,089

As of September 30, 2014, receivables from former subsidiaries were interest free, unsecured and repayable on demand.

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

8.	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2013 and 2014 consisted of the following:

	2013	2014
Buildings	$110,214,027	$-
Machinery and equipment	125,617,004	-
Office equipment	2,520,480	19,999
Motor vehicles	1,722,492	118,821
	240,074,003	138,820
Accumulated depreciation	(123,715,978)	(14,565)
Carrying amount	$116,358,025	$124,255

Construction in progress	11,321,396	21,760,746
Prepayment for acquisition of property, plant and equipment	558,013	426,569
Carrying amount	$11,879,409	$22,187,315

(i)	Depreciation expense for the years ended September 30, 2013 and 2014 is included in the consolidated statements of operations as follows:

	2013	2014
Cost of revenues	$14,666,041	$4,706,625
Research and development expenses	470,681	396,926
Sales and marketing expenses	132,312	84,194
General and administrative expenses	3,034,542	2,496,549
	$18,303,576	$7,684,294

(ii)	Construction in progress

Construction in progress as of September 30, 2013 was mainly comprised of capital expenditures for the automation production line of BAK Tianjin. Construction in progress as of September 30, 2014 was mainly comprised of capital expenditures for the construction of the facilities and production lines of Dalian BAK Power.

For the years ended September 30, 2013 and 2014, the Company capitalized interest of $1,678,489 and $388,798 respectively to the cost of construction in progress.

(iii)	Impairment charge

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $62.5 million and nil for the years ended September 30, 2013 and 2014, respectively. The impairment charge represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated fair value of the Company’s production facilities in Shenzhen primarily for the production of aluminum-case cells and lithium polymer cells and Tianjin primarily for the production of high-power lithium batteries.

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

9.	Prepaid Land Use Rights, net

(a)	Prepaid land use rights as of September 30, 2013 and 2014 consisted of the followings:

	2013	2014
Prepaid land use rights	$25,104,833	$9,152,400
Accumulated amortization	(3,664,541)	-
	$21,440,292	$9,152,400
Less: Classified as current assets	(707,810)	(183,048)
	$20,732,482	$8,969,352

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $8,646,000 (RMB53.1 million). Other incidental costs incurred totaled $506,400 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $728,208 and $418,720 for the years ended September 30, 2013 and 2014, respectively.

(b)	Disposal of Tianjin Meicai

In May 2013, management of the Company decided to sell the land use rights and the related construction in progress of the new energy base in Tianjin owned by Tianjin Meicai. On July 12, 2013, BAK Tianjin entered into an equity transfer agreement with Tianjin Zhantuo to transfer all the equity interest of Tianjin Meicai to Tianjin Zhantuo with a consideration of RMB 180 million (approximately $29.3 million). The equity transfer was completed on August 27, 2013 and a gain on disposal of approximately $1.3 million was recognized for the year ended September 30, 2013.

The consideration of RMB180 million (approximately $29.3 million) was repaid as follows:-

-	Offset against other short-term loans of RMB15,688,200 (approximately $2.6 million) owed to Tianjin Aifuyi Auto Parts Co., Ltd. and RMB30,000,000 (approximately $4.9 million) owed by BAK Tianjin to Tianjin Zhantuo;

-	Offset against an amount owed by BAK Tianjin to Tianjin Meicai in the amount of RMB91,635,000 (approximately $15.0 million); and

-	Remaining balance of RMB42,676,800 (approximately $7.0 million) payable in cash within 30 days upon completion. As of September 30, 2013, an amount of RMB3 million (approximately $0.5 million) had been paid. The remaining balance of RMB39.7 million (approximately $6.5 million) remained outstanding as of September 30, 2013 (Note 6).

10.	Intangible Assets, net

Intangible assets as of September 30, 2013 and 2014 consist of the following:

	2013	2014
Trademarks, computer software and technology	$1,430,756	$-
Less: Accumulated amortization	(699,872)	-
	$730,884	$-

Intangible assets represented the trademarks, computer software and technology used for battery production and research.

Amortization expenses were $285,044 and $154,662 for the years ended September 30, 2013 and 2014 respectively.

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

11.	Short-term Bank Loans

As of the September 30, 2014, the Company borrowed $4,887,216 (RMB30 million) from Bank of Dandong for a period from August 19, 2014 to August 18, 2015, bearing interest at 7.8% per annum. The loan was guaranteed by Mr. Xiangqian Li, the Company’s CEO and Shenzhen BAK, a former subsidiary of the Company.

As of September 30, 2013, the Company had several short-term bank loans with aggregate outstanding balances of $151,404,677. The loans were primarily obtained for general working capital, carried at interest rates ranging from 4.44% to 15. 0% per annum, and had maturity dates ranging from 9 to 12 months. The loans were guaranteed by Mr. Xiangqian Li, the Company’s CEO, and Ms. Xiaoqiu Yu, the wife of the CEO, who did not receive any compensation for acting as a guarantor. The loans were also guaranteed by Shenzhen BAK, Tianjin New Energy, BAK Tianjin and BAK International. These facilities were secured by the Company’s assets with the following carrying values:

	2013	2014
Inventories	$24,505,399	$-
Accounts receivable, net	31,392,774	-
Machinery and equipment, net	12,211,038	-
Land use rights, buildings and construction in progress of BAK Industrial Park	87,763,440	-
Land use rights and buildings of Research and Development Test Centre	43,143,525	-
Land use rights #1 and buildings of Tianjin Industrial Park Zone	17,857,940	-
	$216,874,116	$-

During the years ended September 30, 2013 and 2014, interest expenses of $12,720,653 and $5,737,093, respectively, was incurred on the Company's bank borrowings.

12.	Other Short-term Loans, Accrued Expenses and Other Payables

(i)	Other short-term loans as of September 30, 2013 and 2014 consisted of the following:

	Note	2013	2014
Advance from a related company – Tianjin New Energy	(a)	$-	$651,657
Advances from unrelated third parties	(b)
– Shenzhen Huo Huang Import & Export Co., Ltd.		$24,160,595	$-
– Gold State Securities Limited		2,450,540	-
– Shenzhen Wellgain Industrial Co., Ltd.		816,847	-
– Shenzhen De Dao Trading Co., Ltd. (former supplier of the Company)		816,847	-
– Mr Shengdan Qiu		-	4,354,697
– Others		37,493	545,763
		28,282,322	4,900,460
		$28,282,322	$5,552,117

(a)	The advance from Tianjin New Energy was unsecured, non-interest bearing and repayable on demand.

(b)

As of September 30, 2013 and 2014, the Company had advances from unrelated parties of $28,282,322 and $4,900,460, respectively, which were unsecured, non- interest bearing and repayable on demand except for:

-	A loan from Shenzhen Huo Huang Import & Export Co., Ltd. which was interest bearing at 18% per annum;

-	A loan from Gold State Securities Limited which was interest bearing at 2.31% per annum, secured by fixed deposits of the same amount plus interest placed with a bank (Note 3) and guaranteed by Mr. Xiangqian Li; and

-	A loan of $3,267,387 (RMB20 million) from Shenzhen Wellgain Industrial Co., Ltd. which was interest bearing at 0.5% per month and repayable by July 9, 2013, guaranteed by Mr Xiangqian Li and Mr. Chunzhi Zhang. The Company repaid principal of $2,450,540 and default interest of $201,958 prior to September 30, 2013, and repaid the remaining balance of $816,847 on October 21, 2013.

During the years ended September 30, 2013 and 2014, interest expense of $480,416 and $11,452,109 (including loan interest of $8.3 million accruing on the loans from Mr. Wang as described in Note 1), respectively, was incurred on the Company’s other short-term loans.

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

12.	Other Short-term Loans, Accrued Expenses and Other Payables (continued)

(ii)	Accrued expenses and other payables as of September 30, 2013 and 2014 consisted of the following:

	Note	2013	2014
Construction costs payable		$5,894,919	$10,935,000
Equipment purchase payable		5,359,816	536,239
Customer deposits		2,038,387	143,524
Other payables and accruals	(c)	5,400,459	1,746,389
Accrued loan interest		246,027	-
Accrued staff costs		3,869,318	65,978
Deferred revenue, current portion (Note 13)		346,509	-
		$23,155,435	$13,427,130

(c)	Other payables and accruals as of September 30, 2013 and 2014 included a payable for liquidated damages of approximately $1,210,000.

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of September 30, 2013 and 2014, no liquidated damages relating to both events have been paid.

On November 9, 2007, the Company completed a private placement for the gross proceeds to the Company of $13,650,000 by selling 3,500,000 shares of common stock at the price of $3.90 per share. Roth Capital Partners, LLC acted as the Company’s exclusive financial advisor and placement agent in connection with the private placement and received a cash fee of $819,000. The Company may have become liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that the Company filed pursuant to a registration rights agreement that the Company entered into with such shareholders in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto was not declared effective by the SEC by the 100th calendar day after the closing of the Company’s private placement on November 9, 2007, or the “Effectiveness Deadline”, then the Company would be liable to pay partial liquidated damages to each such investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased on the one month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline and the time that the Company is no longer required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by such investor for the shares it purchased in our November 2007 private placement on each of the following dates: the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (prorated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that the Company no longer is required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations. Such liquidated damages would bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of September 30, 2013 and 2014, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

13.	Deferred Revenue

As of September 30, 2013, deferred revenue mainly represents a government grant subsidy of $9.2 million (RMB56 million) for costs of land use rights relating to BAK Industrial Park, which is amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon of 35 years. As of September 30, 2013, non-current deferred revenue was $7,560,386 and current portion of deferred revenue of $346,509 was included in accrued expenses and other payable (Note 12 (ii)).

On October 17, 2014, the Company received a subsidy of $7.52 million (RMB46,150,000) from the agreement with the Management Committee dated July 2, 2014 for costs of land use rights relating to the new manufacturing site in in Dalian. The subsidy will be amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon.

14.	Deferred Government Grants

Deferred government grants as of September 30, 2013 and 2014 consist of the following:

	2013	2014
Advances from the Management Committee of Dalian Economic Zone (the “Management Committee”)	$24,505,399	$24,437,131
Government subsidies received for:-
– Automated high-power lithium battery project from the National Development and Reform Commission and Ministry of Industry and Information Technology	8,145,594	-
– New energy innovation project from the Ministry of Finance	340,217	-
– Various lithium battery related projects from various government authorities	14,448,005	-
Others	32,252	-
	$47,471,467	$24,437,131
Less: Current portion	(24,525,004)	(24,437,131)
	$22,946,463	$-

The Management Committee provided a subsidy of RMB150 million to finance the removal of the Company’s production facilities to Dalian. As of September 30, 2014, removal expenditures of $1,018,016 were incurred and included in construction in progress. The Company expects that the removal will be completed in January 2015.

The Company recognizes the government subsidies as income or offsets them against the related expenditures when there are no present or future obligations for the subsidized projects.

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss

The Company’s provision for income taxes consisted of:

	2013	2014
PRC income tax:
Current	$293,678	$16,475
Deferred	5,826,286	-
	$6,119,964	$16,475

United States Tax
China BAK is subject to a statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the years ended September 30, 2013 and 2014.

Canada States Tax
BAK Canada was subject to a statutory tax rate of 38% under Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the years ended September 30, 2013 and 2014.

German States Tax
BAK Europe was subject to a 25% statutory tax rate under Germany tax law. No provision for income taxes in Germany has been made as BAK Europe had no taxable income for the years ended September 30, 2013 and 2014.

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

India Tax
BAK India was subject to a 30% statutory tax rate under India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the years ended September 30, 2013 and 2014.

Hong Kong Tax
BAK Asia and BAK International are subject to Hong Kong profits tax rate of 16.5% . These two companies did not incur any Hong Kong profits tax during the years ended September 30, 2013 and 2014 as there was no taxable income for BAK Asia and BAK International during these periods.

PRC Tax
Shenzhen BAK was recognized as a new and high technology enterprise on October 31, 2011 and is entitled to a preferential enterprise income tax rate of 15% for each of the fiscal years 2012, 2013 and is subject to 25% since the fiscal year 2014.

All the other subsidiaries in China are subject to an income tax rate of 25%.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	2013	2014
Loss before income taxes - continuing operations	$(110,306,631)	$(26,705,038)
United States federal corporate income tax rate	35%	35%
Income tax credit computed at United States statutory corporate income tax rate	(38,607,321)	(9,346,763)
Reconciling items:
Valuation allowance on deferred tax assets	37,579,296	6,227,021
Rate differential for PRC earnings	6,753,482	2,574,746
Non-deductible expenses	54,781	530,410
Share based payments	125,652	31,061
Under-provision in prior years	214,074	-
Provision for income taxes	$6,119,964	$16,475

As of September 30, 2013 and 2014, the Company’s U.S. entity had net operating loss carry forwards of $2,511,374 and $35,318,443, respectively, available to reduce future taxable income which will expire in various years through 2034 and the Company’s PRC subsidiaries had net operating loss carry forwards of $105,668,004 and $690,821 which will expires in various years through 2019. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2013 and, 2014 are presented below:

	2013	2014
Deferred tax assets
Short-term
Trade accounts receivable	$5,530,324	$-
Inventories	5,365,802	-
Accrued expenses and other payables	865,002	-
Valuation allowance	(11,761,128)	-
Short-term deferred tax assets	-	-
Long-term
Property, plant and equipment	17,826,415	-
Net operating loss carried forward	26,833,658	12,534,160
Valuation allowance	(44,660,073)	(12,534,160)
Long-term deferred tax assets	$-	$-
Deferred tax liabilities – Long-term
Property, plant and equipment	$(779,814)	$-

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

As of September 30, 2013 and 2014, the Company had no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended September 30, 2013 and 2014, and no provision for interest and penalties is deemed necessary as of September 30, 2013 and 2014.

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

A summary of share option plan activity for these options during the years ended September 30, 2013 and 2014 is presented below:

		Weighted
		average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	shares	per share	contractual term	value (1)
Outstanding as of October 1, 2012	328,671	$14.05	3.7 years
Exercised	-	-
Cancelled	-	-
Forfeited	(192,111)	14.05	2.7 years
Outstanding as of October 1, 2013	136,560	$14.05	2.7 years
Exercised	-	-
Cancelled	-	-
Forfeited	(132,360)	14.05	1.95 years
Outstanding as of September 30, 2014	4,200	$14.05	1.7 years	$-
Exercisable as of September 30, 2014	4,200	$14.05	1.7 years	$-

(1)	The intrinsic values of option at September 30, 2014 was zero since the per share market value of common stock of $2.99 was lower than the exercise price of the option of $14.05 per share.

The weighted average grant-date fair value of options granted on June 22, 2009 was $12.30 per share. The Company recorded non-cash share-based compensation expense of $259,207 and of $65,147 for the years ended September 30, 2013 and 2014, respectively.

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

16.	Share-based Compensation (continued)

(i)	Options (continued)

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

As of September 30, 2014, there were no unrecognized compensation costs related to the above non-vested share options.

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

A summary of share option plan activity for these options during the years ended September 30, 2013 and 2014 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value
Outstanding as of October 1, 2012	20,000	$12.15	5 years
Exercised	-	-
Cancelled	-	-
Forfeited	-	-
Outstanding as of October 1, 2013	20,000	$12.15	4 years
Exercised	-	-
Cancelled	-	-
Forfeited	(20,000)	12.15	3.45 years
Outstanding as of September 30, 2014	-	$-	-	$-
Exercisable as of September 30, 2014	-	$-	-	$-

The weighted average grant-date fair value of options granted on April 8, 2010 was $7.05 per share. The Company recorded non-cash share-based compensation expense of $8,703 and nil for the years ended September 30, 2013 and 2014, respectively, in respect of share options granted on April 8, 2010 which was allocated to research and development expense.

The fair value of the above option awards granted on April 8, 2010 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	51.79%
Expected dividends	Nil
Expected life	7.5 years
Risk-free interest rate	3.90%

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

16.	Share-based Compensation (continued)

(ii)	Restricted Shares

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

The Company recorded non-cash share-based compensation expense of $91,096 and $23,598 for the years ended September 30, 2013 and 2014, respectively, in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of September 30, 2014, there was no unrecognized stock-based compensation associated with these restricted shares granted to Mr. Xiangqian Li.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under stock option plan for the years ended September 30, 2013 and 2014.

17.	Net Loss Per Share

The following is the calculation of net (loss) profit per share:

	2013	2014
Net (loss) profit
– From continuing operations	$(116,426,595)	$(26,721,513)
– From discontinued operations	397,516	64,497,429
	$(116,029,079)	$37,775,916
Weighted average shares used in basic and diluted computation	12,619,597	12,619,597

(Loss) earnings per share – Basic and diluted
– From continuing operations	$(9.22)	$(2.12)
– From discontinued operations	0.03	5.11
(Loss) earnings per share – Basic and diluted	$(9.19)	$2.99

For the year ended September 30, 2014, the outstanding 4,200 stock options and 100,000 restricted shares were anti-dilutive and excluded from diluted (loss) earnings per share.

For the year ended September 30, 2013, the outstanding 156,560 stock options and 100,000 restricted shares were anti-dilutive and excluded from diluted (loss) earnings per share.

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts receivable, other receivables, short-term loans, accounts and bills payable and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

19.	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2013 and 2014, the Company had the following contracted capital commitments:

	2013	2014
For construction of buildings	$321,668	$4,348,995
For purchases of equipment	1,174,695	1,073,596
Capital injection to Dalian BAK Power (Note 1) and Dalian BAK Trading	-	25,400,000
	$1,496,363	$30,822,591

(ii)	Guarantees

Prior to the disposal of BAK International (Note 1), in order to secure the supplies of certain raw materials and equipment and upon the request of suppliers, the Company had given guarantees of bank borrowings with a maximum obligation period of from one to three years to certain parties to the maximum extent of $31.0 million (including $4.9 million to a related party) as of September 30, 2013. The Company did not given any guarantees after the foreclosure of BAK International.

The Company assessed the performance risk of the guarantees and the fair value of the obligation arising from the guarantees. Except that a net loss arising from loan guarantee of Shenzhen Langjin Technology Development Company Limited of $5,424 was recognized and included in other income (expense) for the year ended September 30, 2013, no obligations in respect of the guarantees were recognized for the years ended September 30, 2013 and 2014.

(iii)	Outstanding Discounted Bills and Transferred Bills

Prior to the disposal of BAK International (Note 1), from time to time the Company factored bills receivable to banks and endorsed the bank acceptance bills received to its suppliers, vendors or other parties for settlement of its liabilities to these creditors. At the time of the factoring and transfer, all rights and privileges of holding the receivables are transferred to the banks and the creditors. The Company removes the assets from its books and records a corresponding expense for the amount of the discount.

The Company's outstanding discounted and transferred bills as of September 30, 2013 and 2014 are summarized as follows:

	2013	2014
Bank acceptance bills	$20,307,818	$-

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

19.	Commitments and Contingencies (continued)

(iv)	Litigation

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

China BAK Battery, Inc. has been named as a second defendant in the case of Safeco Ins. Co. of Am. v. Hewlett-Packard Co. et al., filed in the Superior Court of the State of California, County of Ventura. It is an action for negligence and strict product liability. The plaintiff (“Safeco”) alleges that a product manufactured by the Company was used in a Hewlett Packard laptop, which malfunctioned and caused fire damage in the home of a consumer (the plaintiff's insured). The total damages sought are $126,978, plus interest and fees. On September 24, 2014, Safeco, Defendant Hewlett Packard and the Company agreed to release all claims against each other arising out of the incident described above. Safeco and Hewlett Packard dismissed their complaints against the Company with prejudice. Pursuant to the settlement agreement, the Company dismissed with prejudice its cross-complaint against Hewlett Packard. Further, pursuant to the settlement agreement, Safeco has agreed to indemnify and defend the Company for any further actions/ claims against the Company relating to this incident.

An individual named Steven R. Ruth filed suit against China BAK Battery, Inc. in United States District Court for the Western District of Texas in 2013 alleging breach of contract. The company did not receive notice of this lawsuit and the plaintiff sought a default judgment, which the court granted in January 2014. Accordingly, the court entered judgment in favor of Mr. Ruth in the amount of $553,773.51 inclusive of costs and attorneys’ fees (the “First Judgment”).

Subsequent to the entry of the First Judgment, Mr. Ruth has made efforts to have the judgment enforced in Canada. On September 19, 2014, Mr. Ruth also filed a second complaint in the United States District Court for the Western District of Texas. On November 12, 2014, a second default judgment was entered against the Company in the amount of $553,773.51 for the First Judgment plus an additional $7,550 in attorneys’ fees. The second judgment is inclusive of the amounts ordered in the First Judgment. BAK International thereafter agreed to indemnify the Company from any expenses, losses and damages that were incurred and will incur to the Company due to the lawsuit filed by Mr. Ruth.

20.	Concentrations and Credit Risk

(a)	Concentrations

The Company had two customers that individually comprised 10% or more of net revenue for the years ended September 30, 2013 and 2014 as follows:

		2013			2014
Tinno Mobile Technology Company Limited.	$	*	*		$13,278,638	10.8%
Dongguan Yulong Telecom Technology Co., Ltd.		$21,269,794	11.4%	$	*	*

* Comprised less than 10% of net revenue for the respective year.

The Company had three customers that individually comprised 10% or more of accounts receivable as of September 30, 2013 and 2014 as follows:

		2013			2014
Shenzhen DRN Battery Co., Ltd.		$5,787,787	11.6%	$	*	*
Beijing Beny Wave Technology Co., Ltd.		6,811,680	13.7%		*	*
Guangdong Pisen Electronics Co., Ltd.	$	*	*		$569,444	56.2%

** Comprised less than 10% of accounts receivable as of the respective year end date.

After the disposal of BAK International (Note 1) and prior to the completion of the new manufacturing site in Dalian, the Company continued its business and continued to generate revenues from sale of batteries via subcontracting the production to BAK Tianjin, a former subsidiary. From July 1, 2014 to September 30, 2014, the Company purchases inventories of $3.3 million from BAK Tianjin.

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

20.	Concentrations and Credit Risk (continued)

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2013 and 2014, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

21.	Segment Information

The Company used to engage in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Starting from the three months ended December 31, 2013 and until June 30, 2014, the Company was also engaged in the business segment of property lease and management (see Note 1). Net revenues from continuing operations for the years ended September 30, 2013 and 2014 were as follows:

Net revenues by product:

	2013		2014
		%		%
Prismatic cells
Aluminum-case cells	$28,787,919	15.51%	$24,486,486	19.91%
Battery packs	63,689,388	34.32%	61,799,998	50.24%
Cylindrical cells	45,985,570	24.78%	9,277,848	7.54%
Lithium polymer cells	30,607,434	16.50%	17,145,635	13.94%
High-power lithium battery cells	16,482,249	8.89%	10,304,113	8.37%
	$185,552,560	100.00%	$123,014,080	100.00%

Net revenues by geographic area:

	2013		2014
		%		%
PRC Mainland	$143,609,332	77.40%	$106,488,197	86.57%
PRC Taiwan	13,009,272	7.01%	2,952,745	2.40%
Hong Kong, China	10,664,686	5.75%	5,337,486	4.33%
India	8,500,609	4.58%	1,978,668	1.61%
Others	9,768,661	5.26%	6,256,984	5.09%
	$185,552,560	100.00%	$123,014,080	100.00%

Substantially all of the Company’s long-lived assets are located in the PRC.

22.	Related Party Transactions

Apart from disclosed elsewhere in these financial statements, the Company had the following transactions with related parties:

	2013	2014
Purchases from a related company	$-	$19,411

Mr. Xiangqian Li, the Company’s CEO, is the ultimate shareholder and a director of this related company.

     China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
As of September 30, 2013 and 2014
(In US$ except for number of shares)

23.	China BAK Battery, Inc (Parent Company)

Under PRC regulations, subsidiaries in PRC (“the PRC subsidiaries”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, the PRC subsidiaries are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of September 30, 2013, additional transfers of $86,789,695 were required for Shenzhen BAK, BAK Battery, BAK Tianjin and Dalian BAK Trading before the statutory general reserve reached 50% of the registered capital of the PRC subsidiaries. As of September 30, 2014, additional transfers of $15,250,000 were required for Dalian BAK Power and Dalian BAK Trading before the statutory general reserve reached 50% of the registered capital of the PRC subsidiaries. As of September 30, 2013 and 2014, $7,786,157 and nil had been appropriated from retained earnings and set aside for statutory general reserves by the PRC subsidiaries. Dalian BAK Power and BAK Dalian did not have after-tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of September 30, 2013 and 2014.

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the registrant (Parent Company) to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of this test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

The condensed parent company financial statements have not been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the PRC subsidiaries recorded net liabilities as of September 30, 2013 and 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 13, 2015

CHINA BAK BATTERY, INC.

By:	/s/ Xiangqian Li
Xiangqian Li
Chief Executive Officer

By:	/s/ Wenwu Wang
Wenwu Wang
Interim Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangqian Li	Chairman, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)	January 13, 2015
Xiangqian Li

/s/ Wenwu Wang	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	January 13, 2015
Wenwu Wang

/s/ Guosheng Wang	Director	January 13, 2015
Guosheng Wang

/s/ Chunzhi Zhang	Director	January 13, 2015
Chunzhi Zhang

/s/ Martha C. Agee	Director	January 13, 2015
Martha C. Agee

/s/ Jianjun He	Director	January 13, 2015
Jianjun He

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 8, 2006)

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 19, 2007)

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

10.12

English Translation of Loan Agreement, dated December 17, 2013, by and between Shenzhen BAK and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on January 14, 2014)

Exhibit No.	Description

10.13

Corporate Guarantee, dated January 14, 2014, by and between BAK International and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on January 14, 2014).

10.14

Corporate Guarantee, dated January 14, 2014, by and between China BAK Battery, Inc. and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed on January 14, 2014).

10.15

Share Mortgage, dated January 14, 2014, by and among China BAK Battery, Inc., BAK International and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed on January 14, 2014).

10.16

English Translation of Loan Agreement, dated January 8, 2014, by and between Shenzhen BAK and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 14, 2014).

10.17

Corporate Guarantee, dated March 10, 2014, by and between BAK International and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 14, 2014).

10.18

Corporate Guarantee, dated March 10, 2014, by and between China BAK Battery, Inc. and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 14, 2014).

10.19

Further Share Mortgage, dated March 10, 2014, by and among China BAK Battery, Inc., BAK International, Shenzhen BAK and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on March 14, 2014).

10.20*

Summary of Intellectual Property Rights License Agreement entered into by and among Shenzhen BAK Battery Co., Ltd. (the “Licensor”), China BAK Battery, Inc. (the “Lisensee 1”) and Dalian BAK Power Battery Co., Ltd (the “Lisensee 2”), dated August 25, 2014.

14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)

21.1*	List of subsidiaries of the registrant

23.1*	Consent of Crowe Horwath (HK) CPA Limited

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Deed of Waiver and Release, dated July 4, 2014, by and among, Shenzhen BAK, the Company, BAK International and Mr. Wang (incorporated by reference to Exhibit 99.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 19, 2014).

101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

* Filed herewith