Form 10-K/A
period 2014-09-30
CHINA BAK BATTERY INC
filed 2015-01-27
CIK 1117171

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

BAK Industrial Park, Meigui Street
Huayuankou Economic Zone
Dalian, China, 116422
People’s Republic of China
(Address of Principal Executive Offices)

(86)(411)6251-0619
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA BAK BATTERY, INC.

Annual Report on Form 10-K

i

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of China BAK Battery, Inc. (the “Company”) for the year ended September 30, 2014, as filed with the Securities and Exchange Commission on January 13, 2015 (the “Original Form 10-K”). This Amendment is being filed solely for the purpose of disclosing information required in Part III of the Original Form 10-K that the Company will not be incorporating by reference to a definitive proxy statement by the required deadline. No other parts or disclosures from the Original Form 10-K are included in this Amendment other than Part III and Part IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Xiangqian Li	46	Chairman of the Board and Chief Executive Officer
Chunzhi Zhang	52	Director
Martha C. Agee	59	Director
Jianjun He	42	Director
Guosheng Wang	42	Director
Jian Lin	37	Interim Chief Technology Officer
Wenwu Wang	33	Interim Chief Financial Officer

Xiangqian Li has served as the Chairman of our Board, our President and Chief Executive Officer since January 20, 2005. He has been a director of BAK International, our former Hong Kong subsidiary since November 2004. Mr. Li is the founder and served as the Chairman of the Board of Shenzhen BAK, our former wholly owned subsidiary, since its inception in August 2001, and served as Shenzhen BAK’s General Manager from December 2003 to July 2013. Pursuant to a memorandum of understanding with the buyer of our disposed former subsidiaries dated August 20, 2014, Mr. Li remains as a director of BAK International, Shenzhen BAK, BAK Battery and BAK International until Shenzhen BAK’s full settlement of its existing bank loans of $63.1 million maturing in various periods through March 2015. During this period, Mr. Li should not participate in any operational and managerial decision making of these entities. From June 2001 to June 2003, Mr. Li was the chairman of Huaran Technology Co., Ltd., a PRC-incorporated company engaged in the car audio business. Mr. Li received a bachelor’s degree in thermal energy and power engineering from the Lanzhou Railway Institute, China and a doctorate degree in quantitative economics from Jilin University in China.

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

Jianjun He has served as our director since November 4, 2013. Mr. He has more than 15-year experience in accounting and finance and is an associate member of the Chinese Institute of Certificate Public Accounts. Mr. He has been the Managing Director of Jilin Cybernaut Lvke Investment and Management Co., Ltd., an investment consulting firm in China, since January 1, 2013. From June 30, 2009 to December 31, 2012, Mr. He served as the Chief Financial Officer of THT Heat Transfer Technology, Inc. (Nasdaq: THTI) (“THT Heat”), a provider of heat exchangers and heat exchange solutions in China. Mr. He was the Chief Financial Officer of Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd, a wholly owned subsidiary of THT Heat from 2007 to December 2012. From 1999 to 2007, Mr. He worked as senior financial officer in Jilin Grain Group, a state-owned enterprise engaged in the grain processing and trading business. Mr. He graduated from Changchun Taxation College in 1995 with a Bachelor’s degree in Auditing and obtained a Master’s degree from Jilin University in 2005.

Guosheng Wang has served as our director since August 1, 2014. Since June 2014, Mr. Wang has been in charge of the construction of facilities of the Company’s subsidiary, Dalian BAK Power and the relocation of assets and equipment of BAK Tianjin to Dalian BAK Power. Prior to that, Mr. Wang served as vice president of operations of BAK Tianjin since May 2013, where he was managing the Quality Department, Purchase Department, Equipment Department and HR Department. From May 2010 to May 2013, Mr. Wang served as manager of Equipment Department of BAK Tianjin. From March 2008 to May 2010, he served as Director of No. 1 Manufacture Department of BAK Tianjin. Mr. Wang began his career working as an engineer at Harbin Railway Transportation Equipment Co., Ltd in 1994. Mr. Wang obtained his bachelor’s degree in mechanical manufacturing engineering and equipment from Lanzhou Jiaotong University in July 1994.

Jian Lin has served as our Interim Chief Technical Officer since April 17, 2014. He served as Vice Director of R&D Centre of Shenzhen BAK from March 2012 to April, 2014, where he was responsible for the overall R&D activities of Shenzhen BAK. From October 2009 to February 2012, he worked for Postdoctoral R&D Station of Shenzhen BAK, which was co-established by Shenzhen BAK and Xiamen University, where he focused on the research of high performance liquid electrolytes for Li-ion battery. From August 2008 to September 2009, he worked as R&D scientist for U.S. Brady (Beijing) R&D Center. Dr. Lin has extensive knowledge of lithium-ion battery technologies and holds three patents relating to lithium-ion technology. Dr. Lin received a doctorate degree in polymer science and engineering from Case Western Reserve University, where he focused on novel lithium salts and polymer electrolyte membranes/separators for lithium batteries.

Wenwu Wang has served as our Interim Chief Financial Officer since August 28, 2014. He has served as the financial controller of Dalian BAK Power since April 2014, and served as the vice financial manager of Shenzhen BAK from August 2013 to June 2014. Mr. Wang has been our consolidation and financial reporting manager since September 2012. From November 2010 to September 2012, he served as the financial manager of BAK India. From October 2008 to November 2010, Mr. Wang was account receivable supervisor of Shenzhen BAK and consolidation and financial reporting assistant of the Company. Mr. Wang received a bachelor’s degree in Accounting from Southwest University in China.

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

Mr. Li, has extensive senior management experience in the industry in which we operate, having served as our Chief Executive Officer and Chairman since January 2005 and as the Chief Executive Officer or Chairman of various other companies since 2001.

Mr. Zhang, Chair of the Compensation Committee, is experienced in securities analysis and investment. Mr. Zhang has accumulated this experience in managerial positions in firms in the securities industry since 1998. Mr. Zhang received his bachelor degree in Economy from Jilin University in 1985.

Ms. Agee, Chair of the Audit Committee, was previously Certified Public Accountant, worked as Chief Accountant for political sub-division for five and a half years and worked as Supervisor of Accounting for large retail chain with the responsibilities included hiring, training, and supervision of accounting staff; preparation and analysis of 17 monthly financial statements and quarterly consolidated financial statements; budgeting, and internal auditing.

Mr. He, Chair of the Nominating and Corporate Governance Committee, has more than 15-year experience in accounting and finance and is an associate member of the Chinese Institute of Certificate Public Accounts.

Mr. Wang, has served with the Company since 2003 and brings to the Board extensive experience in all aspects of our business and industry and strong management and technical skills.

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

Board Composition and Committees

Our board of directors is comprised of Xiangqian Li, Chunzhi Zhang, Martha C. Agee, Jianjun He and Guosheng Wang.

Chunzhi Zhang, Martha Agee and Jianjun He each serves on our board of directors as an “independent director” as defined by as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. Our board of directors has determined that Martha Agee possesses the accounting or related financial management experience that qualifies her as financially sophisticated within the meaning of Rule 5605(c)(2)(A) of the NASDAQ Listing Rule and that she is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our Company. The Audit Committee is responsible for, among other things:

  the appointment, compensation, retention and oversight of the work of the independent auditor;

  reviewing and pre-approving all auditing services and permissible non-audit services (including the fees and terms thereof) to be performed by the independent auditor;

  reviewing and approving all proposed related-party transactions;

  discussing the interim and annual financial statements with management and our independent auditors;

  reviewing and discussing with management and the independent auditor (a) the adequacy and effectiveness of the Company’s internal controls, (b) the Company’s internal audit procedures, and (c) the adequacy and effectiveness of the Company’s disclosure controls and procedures, and management reports thereon;

  reviewing reported violations of the Company’s code of conduct and business ethics; and

  reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on the Company or that are the subject of discussions between management and the independent auditors.

Compensation Committee

Our Compensation Committee consists of three members: Martha C. Agee, Chunzhi Zhang and Jianjun He, with Mr. Zhang serving as chair. Each director who has served or is serving on our Compensation Committee was or is “independent” as that term is defined under the NASDAQ listing rules at all times during their service on such Committee.

The purpose of our Compensation Committee discharge the responsibilities of the Company’s Board of Directors relating to compensation of the Company’s executives, to produce an annual report on executive compensation for inclusion in the Company’s proxy statement, if required, and to oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans. Our chief executive officer may not be present at any Compensation Committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

  reviewing and approving the compensation structure for corporate officers at the level of corporate vice president and above;

  overseeing an evaluation of the performance of the Company’s executive officers and approve the annual compensation, including salary, bonus, incentive and equity compensation, for the executive officers;

  reviewing and approving chief executive officer goals and objectives, evaluate chief executive officer performance in light of these corporate objectives, and set chief executive officer compensation consistent with Company philosophy;

  making recommendations to the Board regarding the compensation of board members;

  reviewing and making recommendations concerning long-term incentive compensation plans, including the use of equity-based plans. Except as otherwise delegated by the Board of Directors, the Compensation Committee will act on behalf of the Board of Directors as the “Committee” established to administer equity-based and employee benefit plans, and as such will discharge any responsibilities imposed on the Compensation Committee under those plans, including making and authorizing grants, in accordance with the terms of those plans.

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

The purpose of the Nominating and Corporate Governance Committee is to determine the slate of director nominees for election to the Company’s Board of Directors, to identify and recommend candidates to fill vacancies occurring between annual shareholder meetings, and to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its members. The Nominating and Corporate Governance Committee is responsible for, among other things:

  annually presenting to the Board a list of individuals recommended for nomination for election to the Board at the annual meeting of stockholders, and for appointment to the committees of the Board;

  annually reviewing the composition of each committee and present recommendations for committee memberships to the Board as needed; and

  annually evaluating and reporting to the Board of Directors on the performance and effectiveness of the Board of Directors to facilitate the directors fulfillment of their responsibilities in a manner that serves the interests of the Company’s shareholders.

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. During the fiscal year ended September 30, 2014, there were no amendments to or waivers of our Code of Business Ethics and Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on our Internet website at www.cbak.com.cn or via a current report on Form 8-K.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our Common Stock must report their initial ownership of the Common Stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2014.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to Xiangqian Li, our Chief Executive Officer for services rendered in all capacities during fiscal years 2014 and 2013. No other executive officers received total compensation in excess of $100,000 in either fiscal year.

			Stock
			Awards	Option
Name and Principal Position	Year	Salary ($)(1)	($)(2)	Awards ($)(2)	Total ($)
Xiangqian Li, President, Chief Executive Officer	2014	39,044	-	-	39,044
	2013	38,776	-	-	38,776

(1) The amounts reported in this table have been converted from RMB to U.S. dollars based on the average conversion rate between the U.S. dollar and RMB for the applicable fiscal year, or $1.00 to RMB 6.1469 (fiscal year 2014 exchange rate), $1.00 to RMB 6.1894 (fiscal year 2013 exchange rate).

(2) The amounts represented in the stock and option awards columns reflect the compensation expense recognized by the Company determined pursuant to SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”), as superseded by The FASB Accounting Standards CodificationTM (“ASC”), now included in ASC Topic 718 (“ASC 718”), and no forfeitures are assumed. The assumptions used to calculate the value of option and restricted stock awards are set forth under Note 16 of the Notes to Consolidated Financial Statements of this annual report.

Summary of Employment Agreements

The base salary shown in the Summary Compensation Table is described in each named executive officer’s respective employment agreement. The material terms of those employment agreements are summarized below.

We entered into employment agreements with three-year initial terms with our named executive officers with standard employment agreements. We entered into the employment agreements with Mr. Li and Mr. Wenwu Wang on June 30, 2012 and August 28, 2014, respectively. Each of our standard employment agreements is automatically extended by a year at the expiration of the initial term and at the expiration of every one-year extension, until terminated in accordance with the termination provisions of the agreements, which are described below.

Our standard employment agreement permits us to terminate the executive’s employment for cause, at any time, without notice or remuneration, for certain acts of the executive, including but not limited to a conviction or plea of guilty to a felony, negligence or dishonesty to our detriment and failure to perform agreed duties after a reasonable opportunity to cure the failure. An executive may terminate his employment upon one month’s written notice if there is a material reduction in his authority, duties and responsibilities or if there is a material reduction in his annual salary before the next annual salary review. Furthermore, we may terminate the executive’s employment at any time without cause by giving one month’s advance written notice to the executive officer. If we terminate the executive’s employment without cause, the executive will be entitled to a termination payment of up to three months of his or her then base salary, depending on the length of such executive’s employment with us. Specifically, the executive will receive salary continuation for: (i) one month following a termination effective prior to the first anniversary of the effective date of the employment agreement; (ii) two months following a termination effective prior to the second anniversary of the effective date; and (iii) three months following a termination effective prior to or any time after the third anniversary of the effective date. The employment agreements provide that the executive will not participate in any severance plan, policy, or program of the Company.

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

Outstanding Equity Awards at Fiscal Year-End 2014

There were no equity awards outstanding as of September 30, 2014 that were granted to our named executive officers. Our Chief Executive Officer, Mr. Li was granted an option to purchase 216,000 shares of our common stock on May 29, 2008 under the Stock Option Plan. The option is subject to a three-year vesting schedule, with the first 1/12 vesting on the last day of the full fiscal quarter following the date of grant (September 30, 2008), and the remaining 11/12 vesting in eleven equal installments on the last day of each following fiscal quarter. The exercise price is $20.9. The option expired on May 28, 2013. Mr. Li was also granted 100,000 restricted shares of the Company’s common stock, par value $0.001, under the Stock Option Plan. The restricted stock is subject to a five-year vesting schedule. All of the restricted stock has been vested in twenty equal quarterly installments on the first day of each fiscal quarter beginning on October 1, 2009.

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

Effective October 1, 2012, each of our independent directors will be paid an annual retainer fee of $61,000. The chair of the Audit Committee will receive an additional $9,000 in recognition of the added responsibility of this position.

In June 2013, due to the financial situation of the Company, each of the independent directors agreed to reduce their annual retainer fee to $20,000, effective from the quarter ended June 30, 2013.

The following table sets forth the total compensation earned by our non-employee directors during our fiscal year ended September 30, 2014:

	Fees Earned or
Name	Paid in Cash ($)	Stock Awards ($)	Total ($)
Chunzhi Zhang	20,000	-	20,000
Martha C. Agee	20,000	-	20,000
Jianjun He	20,000	-	20,000

We do not maintain a medical, dental or retirement benefits plan for the directors.

We have not compensated, and will not compensate, our non-independent directors, Mr. Xiangqian Li and Mr. Guosheng Wang, for serving as our directors, although they are entitled to reimbursements for reasonable expenses incurred in connection with attending our board meetings.

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

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on January 26, 2015 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

Names of Management and Names and Addresses	Amount and Nature of
of Certain Beneficial Owners (1)	Beneficial Ownership (1)

	Number (2)	Percent (3)
Xiangqian Li (4) c/o China BAK Battery, Inc. BAK Industrial Park Meigui Street, Huayuankou Economic Zone Dalian City, Liaoning Province, China, 116422	3,910,778	31.0%

Guosheng Wang	-	*

Chunzhi Zhang (5)	3,500	*

Martha C. Agee	-	*

Jianjun He	-	*

All executive officers and directors as a group (5 persons)	3,914,278	31.0%

*	Denotes less than 1% of the outstanding shares of Common Stock.

**	All information in and below this table gives retroactive effect to our one-for-five reverse stock split effected on October 26, 2012.

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

Number of securities
	Number of securities	Weighted-average	remaining available for future
	to be issued upon	exercise price of	issuance under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities reflected
	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,200	$14.05	222,401	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	4,200	$14.05	222,401	(1)

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

Transactions with Related Persons

We have a one-year term outstanding short-term bank loan of $4.9 million from Bank of Dandong bearing a fixed interest rate at 7.8% per annum. The loan is guaranteed by Shenzhen BAK Battery Co., Ltd (“Shenzhen BAK”), our former subsidiary and Mr. Xiangqian Li, our CEO. Mr. Li did not receive and is not entitled to receive any consideration for the above-referenced guarantees. We are not independently obligated to indemnify any of those guarantors for any amounts paid by them pursuant to any guarantee.

After the foreclosure of BAK International Limited and its subsidiaries effective on June 30, 2014, our former subsidiaries owed us a sum of $17,844,674. As of September 30, 2014, our former subsidiaries had:

(i)	repaid $876,240 in cash to us;
(ii)	passed us title to property, plant and equipment with a total carrying amount of $4,268,397;
(iii)	provided us inventories with a total carrying amount of $3,299,456; and
(iv)	paid $558,577 to our subcontractors on our behalf.

As of September 30, 2014, our former subsidiaries, Shenzhen BAK and BAK International (Tianjin) Ltd. (“BAK Tianjin”) owed us aggregate amount of $9,117,445 which were interest-free, unsecured and repayable on demand.

As of September 30, 2014, we obtained an advance from Tianjin BAK New Energy Research Institute Co., Ltd, a related party under the common control of Mr. Xiangqian Li, our CEO, of $651,657 which was interest-free, unsecured and repayable on demand.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Chunzhi Zhang, Martha C. Agee and Jianjun He each serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rule.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

Audit Fees

Crowe Horwath (HK) CPA Limited (“Crowe Horwath”) has billed us $102,000 and $392,000 in the aggregate for the fiscal years ended September 30, 2013 and 2014, respectively for professional services rendered for the audit of our fiscal years 2013 and 2014 annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q and assistance with the Securities Act filings.

PKF billed us $143,000 in the aggregate for the fiscal year ended September 30, 2013 for professional services rendered to audit our annual financial statements, and to review the interim financial statements included in our quarterly reports on Form 10-Q with the Securities Act filings.

Audit-Related Fees

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

Date: January 27, 2015

CHINA BAK BATTERY, INC.

By:	/s/ Xiangqian Li
Xiangqian Li
Chief Executive Officer

By:	/s/ Wenwu Wang
Wenwu Wang
Interim Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangqian Li	Chairman, Chief Executive Officer (Principal	January 27, 2015
Xiangqian Li	Executive Officer)

/s/ Wenwu Wang	Interim Chief Financial Officer (Principal	January 27, 2015
Wenwu Wang	Financial and Accounting Officer)

/s/ Guosheng Wang	Director	January 27, 2015
Guosheng Wang

/s/ Chunzhi Zhang	Director	January 27, 2015
Chunzhi Zhang

/s/ Martha C. Agee	Director	January 27, 2015
Martha C. Agee

/s/ Jianjun He	Director	January 27, 2015
Jianjun He

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith