Form 10-Q
period 2014-12-31
CHINA BAK BATTERY INC
filed 2015-02-17
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-32898

CHINA BAK BATTERY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0442833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

BAK Industrial Park, Meigui Street
Huayuankou Economic Zone
Dalian City, Liaoning Province,
China, 116422
(Address of principal executive offices, Zip Code)

(86)411-3918-5985
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 17, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,619,597

CHINA BAK BATTERY, INC.

i

PART I
FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

Contents	Page(s)

Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2014 (unaudited)	F-2

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended December 31, 2013 and 2014 (unaudited)	F-3

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended December 31, 2013 and 2014 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2014 (unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6-F-21

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of September 30, 2014 and December 31, 2014
(In US$)

		September 30,	December 31,
	Note	2014	2014
Assets			(Unaudited)
Current assets
Cash and cash equivalents		$991,519	$35,020
Trade accounts receivable, net	2	1,013,641	4,060,181
Inventories	3	2,648,098	1,676,724
Prepayments and other receivables	4	589,864	1,902,925
Receivable from former subsidiaries, net	5	7,261,089	422,079
Prepaid land use rights, current portion	8	183,048	180,122

Total current assets		12,687,259	8,277,051

Property, plant and equipment, net	6	124,255	120,992
Construction in progress	7	22,187,315	27,300,613
Prepaid land use rights, non-current	8	8,969,352	8,803,382

Total assets		$43,968,181	$44,502,038
Liabilities
Current liabilities
Short-term bank loans	9	$4,887,426	$4,833,486
Other short-term loans	10	5,552,117	1,081,960
Accrued expenses and other payables	11	13,427,130	12,445,618
Deferred government grants, current	12	24,437,131	185,888
Deferred tax liabilities, current	13	-	263,067

Total current liabilities		48,303,804	18,810,019

Deferred government grants, non-current	12	-	7,249,625
Deferred tax liabilities, non-current	13	-	5,527,096

Total liabilities		48,303,804	31,586,740

Commitments and contingencies	17

Shareholders’ (deficit) equity
Common stock $0.001 par value; 20,000,000 authorized; 12,763,803 issued as of September 30 and December 31, 2014; 12,619,597 outstanding as of September 30 and December 31, 2014;		12,763	12,763
Donated shares		14,101,689	14,101,689
Additional paid-in capital		127,438,362	127,438,362
Accumulated deficit		(141,796,196)	(124,407,603)
Accumulated other comprehensive income		(25,631)	(163,303)
		(269,013)	16,981,908
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ (deficit) equity		(4,335,623)	12,915,298

Total liabilities and shareholders’ equity		$43,968,181	$44,502,038

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive (loss) income
For the three months ended December 31, 2013 and 2014
(Unaudited)
(In US$ except for number of shares)

		Three months ended December 31,
	Note	2013	2014
Net revenues	19	$41,205,646	$3,079,107
Cost of revenues		(38,559,570)	(2,671,908)
Gross profit		2,646,076	407,199
Operating expenses:
Research and development expenses		(1,284,446)	(52,034)
Sales and marketing expenses		(1,452,964)	(19,348)
General and administrative expenses		(4,206,179)	(482,363)
Recovery of doubtful accounts		1,556,922	-
Total operating expenses		(5,386,667)	(553,745)
Operating loss		(2,740,591)	(146,546)
Finance costs, net		(3,893,077)	(59)
Government grant income	12	32,672	23,380,264
Other income (expense), net		479,618	-
(Loss) profit before income tax and discontinued operations		(6,121,378)	23,233,659
Income tax expenses	13	(16,474)	(5,845,066)
(Loss) profit before discontinued operations, net of tax		(6,137,852)	17,388,593
Income from discontinued operations, net of tax		855,810	-
Net (loss) profit		(5,282,042)	17,388,593
Other comprehensive income
Foreign currency translation adjustment		(127,023)	(137,672)
Comprehensive (loss) income		$(5,409,065)	$17,250,921
(Loss) earnings per share – Basic and diluted	15
- From continuing operations		$(0.49)	$1.37
- From discontinued operations		0.07	-
		$(0.42)	$1.37

Weighted average number of shares of common stock:	15
- Basic		12,704,597	12,719,597
- Diluted		12,704,597	12,719,597

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the three months ended December 31, 2013 and 2014
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			Other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	Comprehensive	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	Income	of shares	Amount	equity
Balance as of October 1, 2013	12,763,803	$12,763	$14,101,689	$127,349,617	$7,786,157	$(226,366,718)	$37,910,937	(144,206)	$(4,066,610)	$(43,272,165)

Net profit	-	-	-	-	-	(5,282,042)	-	-	-	(5,282,042)

Share-based compensation for employee stock awards	-	-	-	44,021	-	-	-	-	-	44,021

Foreign currency translation adjustment	-	-	-	-	-	-	(127,023)	-	-	(127,023)

Balance as of December 31, 2013	12,763,803	$12,763	$14,101,689	$127,393,638	$7,786,157	$(231,648,760)	$37,783,914	(144,206)	$(4,066,610)	$(48,637,209)

Balance as of October 1, 2014	12,763,803	$12,763	$14,101,689	$127,438,362	$-	$(141,796,196)	$(25,631)	(144,206)	$(4,066,610)	$(4,335,623)

Net profit	-	-	-	-	-	17,388,593	-	-	-	17,388,593

Foreign currency translation adjustment	-	-	-	-	-	-	(137,672)	-	-	(137,672)

Balance as of December 31, 2014	12,763,803	$12,763	$14,101,689	$127,438,362	$-	$(124,407,603)	$(163,303)	(144,206)	$(4,066,610)	$12,915,298

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the three months ended December 31, 2013 and 2014
(Unaudited)
(In US$)

	Three months ended December 31,
	2013	2014
Cash flows from operating activities
Net (loss) profit	$(5,282,042)	$17,388,593
Income from discontinued operations	(855,810)	-
Adjustments to reconcile net (loss) profit to net cash used in operating activities:
Depreciation and amortization	2,752,209	75,038
Recovery of doubtful debts	(1,556,922)	-
Write-down of inventories	4,638,420	-
Share-based compensation	44,021	-
Deferred revenue	(87,059)	-
Deferred government grants	-	(23,330,177)
Deferred tax liabilities	-	5,845,066
Exchange gain	(68,386)	(120,711)
Changes in operating assets and liabilities:
Trade accounts receivable	8,123,504	(3,086,721)
Inventories	4,025,943	1,730,249
Prepayments and other receivables	1,661,783	668,310
Accounts and bills payable	(22,955,274)	-
Accrued expenses and other payables	3,412,425	263,827
Deferred government grants	886,966	-
Net cash used in continuing operations	(5,260,222)	(566,526)
Net cash provided by discontinued operations	492,852	-
Net cash used in operating activities	(4,767,370)	(566,526)
Cash flows from investing activities
Increase in pledged deposits	(17,169,687)	-
Deferred government grants	-	7,435,180
Purchases of property, plant and equipment and construction in progress	(238,096)	(3,376,446)
Repayment from advance to unrelated third parties	683,082	-
Net cash (used in) provided by continuing operations	(16,724,701)	4,058,734
Net cash used in discontinued operations	(3,164,952)	-
Net cash (used in) provided by investing activities	(19,889,653)	4,058,734
Cash flows from financing activities
Proceeds from borrowings	30,473,439	-
Repayment of borrowings	(30,501,653)	-
Loans from related parties	-	197,677
Borrowings from unrelated parties	33,001,133	81,322
Repayment of borrowings from unrelated parties	(12,478,041)	(4,729,686)
Net cash provided by (used in) financing activities	20,494,878	(4,450,687)
Effect of exchange rate changes on cash and cash equivalents	140,913	1,980
Net decrease in cash and cash equivalents	(4,021,232)	(956,499)
Cash and cash equivalents at the beginning of period	13,998,626	991,519
Cash and cash equivalents at the end of period	$9,977,394	$35,020
Non-cash transactions:
Purchase of inventories offset against receivables from former subsidiaries	$-	$780,337
Purchase of property, plant and equipment (inclusive of VAT) offset against receivables from former subsidiaries	$-	$6,055,605
Removal expenditures offset against government grants	$-	$1,016,327
Cash paid during the period for:
Income taxes	$16,474	$-
Interest, net of amounts capitalized	$1,943,438	$-

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2013 and 2014
(In US$ except for number of shares)
(Unaudited)

1.      Principal Activities, Basis of Presentation and Organization

Principal Activities

China BAK Battery, Inc. (“China BAK”) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. China BAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as "Li-ion" or "Li-ion cell") high power rechargeable batteries. Prior to the disposal of BAK International Limited (“BAK International”) and its subsidiaries (see below), the batteries produced by the Company were for use in cellular telephones, as well as various other portable electronic applications, including high-power handsets telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric vehicles, and general industrial applications. After the disposal of BAK International and its subsidiaries on June 30, 2014, the Company will focus on the manufacture, commercialization and distribution of high power lithium ion rechargeable batteries for use in cordless power tools, light electric vehicles, hybrid electric vehicles, electric cars, electric busses, uninterruptable power supplies and other high power applications.

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
For the three months ended December 31, 2013 and 2014
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

As of December 31, 2014, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

As the Company has transferred the 217,955 shares related to the 2006 performance threshold to the relevant investors in fiscal year 2007 and we also have transferred 73,749 shares relating to the 2005 performance threshold to the investors who had entered the “2008 Settlement Agreements” with us in fiscal year 2008, pursuant to “Li Settlement Agreement” and “2008 Settlement Agreements”, neither Mr. Li nor the Company had any remaining obligations to those related investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2013 and 2014
(In US$ except for number of shares)
(Unaudited)

1.      Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On December 27, 2013, Dalian BAK Power Battery Co., Ltd (“Dalian BAK Power”) was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $30,000,000 (Note 17(i)). Pursuant to Dalian BAK Power’s article of association and relevant PRC regulations, BAK Asia was required to contribute $6,000,000 to Dalian BAK Power as capital (representing 20% of Dalian BAK Power’s registered capital) on or before December 27, 2015. Up to the date of this report, the Company has contributed $5,000,000 to Dalian BAK Power through an injection of a series of patents.

The Company’s condensed consolidated financial statements have been prepared under US GAAP.

These condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of September 30, 2014, which was derived from the Company’s audited financial statements, and (b) the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company for the year ended September 30, 2014.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liability established in the PRC or Hong Kong. The accompanying condensed consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

The equity interest of BAK International and its wholly owned subsidiaries, namely Shenzhen BAK, BAK Battery (Shenzhen) Co., Ltd. (“BAK Battery”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”) (collectively the “Disposal Group”) was disposed of effective on June 30, 2014 as a result of the foreclosure by Mr. Jinghui Wang (“Mr. Wang”), an unrelated third party, after Shenzhen BAK failed to repay the loans to Mr. Wang on March 31, 2014. The consolidated financial statements were consolidated up to the date of disposal.

After the disposal of BAK International Limited and its subsidiaries effective on June 30, 2014, and as of September 30, 2014 and December 31, 2014, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian BAK Trading Co., Ltd. (“Dalian BAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian BAK Power Battery Co., Ltd. (“Dalian BAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC.

The Company continued its business and continued to generate revenues from sale of batteries via subcontracting the production to BAK Tianjin, a former subsidiary before the completion of construction and commencement of operation of its facility in Dalian. BAK Tianjin is now a supplier of the Company and the Company does not have any significant benefits or liability from the operating results of BAK Tianjin except the normal risk with any major supplier.

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
For the three months ended December 31, 2013 and 2014
(In US$ except for number of shares)
(Unaudited)

1.      Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

The Company had a working capital deficiency, accumulated deficit from recurring net losses incurred for prior years and short-term debt obligations as of September 30, 2014 and December 31, 2014. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The Company obtained a short term bank loan of $4.8 million (RMB30 million) from Bank of Dandong for the period from August 19, 2014 to August 18, 2015. The short term loan is bearing fixed interest at 7.8% per annum and was guaranteed by Shenzhen BAK and Mr. Li. The Company expects to renew the bank loan in August 2015 upon maturity, and plans to raise further financing from local banks to meet its daily cash demands. However, there can be no assurance that the Company will be successful in obtaining this financing. The Company believes that with the significant reduction of liabilities and disposal of traditionally low margin battery business after the foreclosure of BAK International Limited, it can continue as a going concern and return to profitability.

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

Discontinued operations

The Company had also been engaged in property leasing and management of its Research and Development Centre in Shenzhen since its completion in July 2013. Following the disposal of BAK International and its subsidiaries on June 30, 2014, the Company no longer engaged in property leasing and management. Thus, this business is now accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. Accordingly, revenues and expenses and cash flows related to the property leasing and management business have been appropriately reclassified in the accompanying consolidated financial statements as discontinued operations for all periods presented.

The following table presents the components of discontinued operations in relation to the property leasing and management business reported in the condensed consolidated statement of operations and comprehensive loss for the three months ended December 31, 2013:

Net revenues	$1,164,831
Cost of revenues	(309,021)
Income from discontinued operations	$855,810

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2013 and 2014
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

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on its consolidated financial statement.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2013 and 2014
(In US$ except for number of shares)
(Unaudited)

2.	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2014 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2014	2014
Trade accounts receivable	$1,013,641	$4,060,181
Less: Allowance for doubtful accounts	-	-
	$1,013,641	$4,060,181

3.	Inventories

Inventories as of September 30, 2014 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2014	2014
Raw materials	$9,187	$13,245
Finished goods	2,638,911	1,663,479
	$2,648,098	$1,676,724

During the three months ended December 31, 2013 and 2014, write-down of obsolete inventories to lower of cost or market of $4,638,420 and nil, respectively, were charged to cost of revenues.

4.	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2014 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2014	2014
Value added tax recoverable	$570,577	$1,871,156
Staff advances	5,028	14,342
Utility deposits and prepaid operating expenses	2,750	10,427
Others	11,509	7,000
	$589,864	$1,902,925

5.	Receivables from Former Subsidiaries

Receivable from former subsidiaries as of September 30, 2014 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2014	2014
Shenzhen BAK	$1,856,356	$1,857,110
BAK Tianjin	7,261,089	400,838
	9,117,445	2,257,948
Less: Allowance for doubtful accounts	(1,856,356)	(1,835,869)
	$7,261,089	$422,079

These amounts are interest-free, unsecured and repayable on demand. These unpaid balance from BAK Tianjin has been settled subsequent to December 31, 2014 primarily in the form of provision of property, plant and equipment to the Company in January 2015.

As of September 30, 2014 and December 31, 2014, the Company has provided $1.8 million of allowance for doubtful accounts.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2013 and 2014
(In US$ except for number of shares)
(Unaudited)

6.	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2014 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2014	2014
Machinery and equipment	$-	$3,830
Office equipment	19,999	20,503
Motor vehicles	118,821	117,511
	138,820	141,844
Accumulated depreciation	(14,565)	(20,852)
Carrying amount	$124,255	$120,992

Depreciation expense for the three months ended December 31, 2013 and 2014 is included in the condensed consolidated statements of operations as follows:

	Three months ended December 31,
	2013	2014
Cost of revenues	$1,574,651	$-
Research and development expenses	115,511	-
Sales and marketing expenses	28,776	-
General and administrative expenses	849,766	6,509
	$2,568,704	$6,509

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment of its property, plant and equipment for the quarters ended December 31, 2013 and 2014.

7.	Construction in Progress

Construction in progress as of September 30, 2014 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2014	2014
Construction in progress	$21,760,746	$27,115,710
Prepayment for acquisition of property, plant and equipment	426,569	184,903
Carrying amount	$22,187,315	$27,300,613

Construction in progress as of September 30, 2014 and December 31, 2014 was mainly comprised of capital expenditures for the construction of the facilities and production lines of Dalian BAK Power.

For the three months ended December 31, 2013 and 2014, the Company capitalized interest of $233,080 and $97,261 respectively to the cost of construction in progress.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2013 and 2014
(In US$ except for number of shares)
(Unaudited)

8.	Prepaid Land Use Rights, net

Prepaid land use rights as of September 30, 2014 and December 31, 2014 consisted of the followings:

	September 30,	December 31,
	2014	2014
Prepaid land use rights	$9,152,400	$9,051,389
Accumulated amortization	-	(67,885)
	9,152,400	8,983,504
Less: Classified as current assets	(183,048)	(180,122)
	$8,969,352	$8,803,382

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $8,566,302 (RMB53.1 million). Other incidental costs incurred totaled $485,087 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $134,723 and $68,529 for the three months ended December 31, 2013 and 2014, respectively.

9.	Short-term Bank Loans

As of the September 30, 2014 and December 31, 2014, the Company borrowed $4,887,426 and $4,833,486 (RMB30 million) from Bank of Dandong for a period from August 19, 2014 to August 18, 2015, bearing interest at 7.8% per annum. The loan was guaranteed by Mr. Xiangqian Li, the Company’s CEO and Shenzhen BAK, a former subsidiary of the Company.

During the three months ended December 31, 2013 and 2014, interest expense of $2,746,369 and $97,261, respectively, was incurred on the Company's bank borrowings.

10.	Other Short-term Loans

Other short-term loans as of September 30, 2014 and December 31, 2014 consisted of the following:

			September 30,		December 31,
	Note		2014		2014
Advance from a related company		$		$
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)		651,657		840,285
Advances from unrelated third parties	(b)
– Mr Longqien Peng			162,915		161,117
– Mr Li Yun Fei			-		80,558
– Mr Shengdan Qiu			4,354,697		-
– Mr Mingzhe Li			382,848		-
			4,900,460		241,675
			$5,552,117		$1,081,960

(a)

The Company received an advance from Tianjin New Energy, a related company under the common control of Mr. Xiangqian Li, the Company’s CEO, which was unsecured, non-interest bearing and repayable on demand.

(b)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

During the three months ended December 31, 2013 and 2014, interest expense of $1,543,968 and nil, respectively, was incurred on the Company’s other short-term loans.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2013 and 2014
(In US$ except for number of shares)
(Unaudited)

11.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2014 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2014	2014
Construction costs payable	$10,935,000	$9,876,843
Liquidated damages (note)	1,210,119	1,210,119
Equipment purchase payable	536,239	468,651
Customer deposits	143,524	114,861
Accrued staff costs	65,978	86,126
Other payables and accruals	536,270	689,018
	$13,427,130	$12,445,618

Note:

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of September 30, 2014 and December 31, 2014, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of September 30, 2014 and December 31, 2014, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2013 and 2014
(In US$ except for number of shares)
(Unaudited)

12.	Deferred Government Grants

Deferred government grants as of September 30, 2014 and December 31, 2014 consist of the following:

	September 30,	December 31,
	2014	2014
Total government grants	$24,437,131	$7,435,513
Less: Current portion	(24,437,131)	(185,888)
Non-current portion	$-	$7,249,625

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the projected operating loss incurred during the move and construction of the new facilities in Dalian. During the three months ended December 31, 2014, the Company recognized $23,380,264 as income after offset of the directly related removal expenditures of $1,016,327.

On October 17, 2014, the Company received a subsidy of $7,435,513 (RMB46,150,000) pursuant to an agreement with the Management Committee dated July 2, 2013 equivalent to the costs of land use rights and to be used to construct the new manufacturing site over the land use rights. The subsidy will be amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon. The Company expects that the facilities will be completed and put into operation in the second quarter of fiscal 2015.

13.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)      Income taxes in the condensed consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes consisted of:

	Three months ended December 31,
	2013	2014
PRC income tax:
Current	$16,474	$-
Deferred	-	5,845,066
	$16,474	$5,845,066

United States Tax
China BAK is subject to a statutory tax rate of 35% under the United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three months ended December 31, 2013 and 2014.

Hong Kong Tax
BAK Asia and BAK International are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three months ended December 31, 2013 and 2014 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax
The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three months ended December 31, 2013 and 2014.

Canada States Tax
BAK Canada was subject to statutory tax rate of 38% under Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the three months ended December 31, 2013.

German States Tax
BAK Europe was subject to a 25% statutory tax rate under Germany tax law. No provision for income taxes in Germany has been made as BAK Europe had no taxable income for the three months ended December 31, 2013.

India Tax
BAK India was subject to a 30% statutory tax rate under India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the three months ended December 31, 2013.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2013 and 2014
(In US$ except for number of shares)
(Unaudited)

13.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	Three months ended December 31,
	2013	2014
Loss before income taxes - continuing operations	$(6,121,378)	$23,233,659
United States federal corporate income tax rate	35%	35%
Income tax credit computed at United States statutory corporate income tax rate	(2,142,482)	8,131,781
Reconciling items:
Valuation allowance on deferred tax assets	944,724	675
Rate differential for PRC earnings	796,091	(2,339,961)
Non-deductible expenses	402,733	58,084
Share based payments	15,408	-
Others	-	(5,513)
Provision for income taxes	$16,474	$5,845,066

(b)      Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of  September 30, 2014 and December 31, 2014 are presented below:

	September 30,	December 31,
	2014	2014
Deferred tax assets
Net operating loss carried forward	$12,534,160	$12,534,835
Valuation allowance	(12,534,160)	(12,534,835)
Long-term deferred tax assets	$-	$-

Deferred tax liabilities
Government grants	$-	$5,790,163
Less: current portion	-	(263,067)
Non-current portion	$-	$5,527,096

As of September 30, 2014 and December 31, 2014, the Company’s U.S. entity had net operating loss carry forwards of $35,318,443, available to reduce future taxable income which will expire in various years through 2034 and the Company’s PRC subsidiaries had net operating loss carry forwards of $690,821 and $693,520 which will expire in various years through 2019. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of September 30, 2014 and December 31, 2014 of approximately of nil and $17.3 million, respectively. The cumulative distributed earnings of foreign subsidiaries were included in accumulated deficit and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

As of September 30, 2014 and December 31, 2014, the Company had no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended December 31, 2013 and 2014, and no provision for interest and penalties is deemed necessary as of December 31, 2014 and September 30, 2014.

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
For the three months ended December 31, 2013 and 2014
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

A summary of share option plan activity for these options as of September 30, 2014 and December 31, 2014 is presented below:

		Weighted
		average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	shares	per share	contractual term	value (1)
Outstanding as of October 1, 2014	4,200	$14.05	1.7 years
Exercised	-
Cancelled	-
Forfeited	-

Outstanding as of December 31, 2014	4,200	$14.05	1.45 years	$-

Exercisable as of December 31, 2014	4,200	$14.05	1.45 years	$-

(1)	The intrinsic values of option at December 31, 2014 was zero since the per share market value of common stock of $1.85 was lower than the exercise price of the option of $14.05 per share.

The weighted average grant-date fair value of options granted on June 22, 2009 was $12.30 per share. The Company recorded non-cash share-based compensation expense of $32,932 and nil for the three months ended December 31, 2013 and 2014, respectively.

As of December 31, 2014, there were no unrecognized compensation costs related to the above non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2013 and 2014
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

The Company recorded non-cash share-based compensation expense of $11,089 and nil for the three months ended December 31, 2013 and 2014, respectively, in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of December 31, 2014, there was no unrecognized stock-based compensation associated with these restricted shares granted to Mr. Xiangqian Li.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three months ended December 31, 2013 and 2014.

15.	(Loss) Earnings Per Share

The following is the calculation of (loss) earnings per share:

	Three months ended December 31,
	2013	2014
Net (loss) profit from continuing operations	$(6,137,852)	$17,388,593
Income from discontinued operations	855,810	-
Net (loss) profit	$(5,282,042)	$17,388,593
Weighted average shares used in basic and diluted computation (note)	12,704,597	12,719,597

(Loss) earnings per share – Basic and diluted
From continuing operations	$(0.49)	$1.37
From discontinued operations	0.07	-
	$(0.42)	$1.37

Note: Including 85,000 and 100,000 vested restricted shares not yet issued to Mr. Xiangqian Li as of December 31, 2013 and 2014, respectively.

For the three months ended December 31, 2013, the outstanding 24,600 stock options and 15,000 restricted shares were anti-dilutive and excluded from diluted loss per share.

For the three months ended December 31, 2014, the outstanding 4,200 stock options were anti-dilutive and excluded from diluted earnings per share.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2013 and 2014
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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, trade accounts receivable, other receivables, short-term loans and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

17.	Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2014 and December 31, 2014, the Company had the following contracted capital commitments:

	September 30,	December 31,
	2014	2014
For construction of buildings	$4,348,995	$2,740,609
For purchases of equipment	1,073,596	1,569,036
Capital injection to Dalian BAK Power and Dalian BAK Trading	25,400,000	25,400,000
	$30,822,591	$29,709,645

(ii)      Litigation

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

An individual named Steven R. Ruth filed suit against China BAK Battery, Inc. in United States District Court for the Western District of Texas in 2013 alleging breach of contract. The Company did not receive notice of this lawsuit and the plaintiff sought a default judgment, which the court granted in January 2014. Accordingly, the court entered judgment in favor of Mr. Ruth in the amount of $553,774 inclusive of costs and attorneys’ fees (the “First Judgment”)

Subsequent to the entry of the First Judgment, Mr. Ruth has made efforts to have the judgment enforced in Canada. On September 19, 2014, Mr. Ruth also filed a second complaint in the United States District Court for the Western District of Texas. On November 12, 2014, a second default judgment was entered against the Company in the amount of $553,774 for the First Judgment plus an additional $7,550 in attorneys’ fees. The second judgment is inclusive of the amounts ordered in the First Judgment. BAK International thereafter agreed to indemnify the Company from any expenses, losses and damages that were incurred and will be incurred by the Company due to the lawsuit filed by Mr. Ruth.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2013 and 2014
(In US$ except for number of shares)
(Unaudited)

18.	Concentrations and Credit Risk

	(a)	Concentrations

The Company had two customers that individually comprised 10% or more of net revenue for the three months ended December 31, 2013 and 2014 as follows:

		Three months ended December 31,
		2013			2014
Jiangsu Huatiantong Technology Limited		$4,805,932	11.66%	$	*	*
Tinno Mobile Technology Company Limited		7,545,750	18.31%		*	*
Guangdong Pisen Electronics Co., Ltd.		*	*		1,379,626	44.81%
Sichuan Pisen Electronics Co., Ltd.	$	*	*		$1,440,041	46.77%

* Comprised less than 10% of net revenue for the respective period.

The Company had two customers that individually comprised 10% or more of accounts receivable as of September 30, 2014 and December 31, 2014 as follows:

		September 30,		December 31,
		2014		2014
Guangdong Pisen Electronics Co., Ltd.		$569,444	56.20%	$1,845,108	45.44%
Sichuan Pisen Electronics Co., Ltd.	$	*	*	$1,046,343	25.77%

After the disposal of BAK International (Note 1) and prior to the completion of the new manufacturing site in Dalian, the Company generated its revenues from sale of batteries via subcontracting the production to BAK Tianjin, a former subsidiary. For the three months ended December 31, 2014, the Company purchased inventories of $1.7 million from BAK Tianjin. Also, during this period, the Company generated revenue of $21,442 from Shenzhen BAK.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2014 and December 31, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2013 and 2014
(In US$ except for number of shares)
(Unaudited)

19.	Segment Information

The Company used to engage in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Starting from the three months ended December 31, 2013 and until June 30, 2014, the Company was also engaged in the business segment of property lease and management (see Note 1). Net revenues from continuing operations for the three months ended December 31, 2013 and 2014 were as follows:

Net revenues by product:

	Three months ended December 31,
	2013		2014
		%		%
Prismatic cells
Aluminum-case cells	$13,125,438	31.85%	$-	-
Battery packs	17,158,251	41.64%	-	-
Cylindrical cells	5,450,233	13.23%	-	-
Lithium polymer cells	1,599,846	3.88%	-	-
High-power lithium battery cells	3,871,878	9.40%	3,079,107	100.00%
	$41,205,646	100.00%	$3,079,107	100.00%

Net revenues by geographic area:

	Three months ended December 31,
	2013		2014
		%		%
PRC Mainland	$33,524,763	81.36%	$3,079,107	100.00%
PRC Taiwan	1,980,929	4.81%	-	-
Hong Kong, China	256,181	0.62%	-	-
India	2,499,354	6.07%	-	-
Others	2,944,419	7.14%	-	-
	$41,205,646	100.00%	$3,079,107	100.00%

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Overview

Upon the commencement of commercial operations of our Dalian manufacturing facilities, which is expected to be in March 2015, we will be engaged in the business of developing, manufacturing and selling new energy high power lithium batteries, which are mainly used in the following applications:

  Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;
  Light electric vehicles (“LEV”), such as electric bicycles, electric motors, sight-seeing cars; and
  Electric tools, energy storage, uninterruptible power supply, and other high power applications.

The construction of our Dalian facilities is nearly completed and we will commence the trial production in early March 2015. We received most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Also, the assets were acquired in exchange for a reduction in receivables from former subsidiaries. We have outsourced and will continue to outsource our production to BAK Tianjin or other manufacturers until our Dalian manufacturing facility begins its commercial operations excepted in March 2015. As of December 31, 2014, Dalian BAK Power has generated revenues of approximately $3.1 million from the sale of batteries manufactured by BAK Tianjin under outsourcing arrangements.

We had experienced net losses from continuing operations during the past two fiscal years. We generated revenues of $3.1 million and $41.2 million for the three months ended December 31, 2014 and 2013, respectively. We incurred a net loss of $5.3 million during the three months ended December 31, 2013. During the three months ended December 31, 2014, we recorded a net profit of $17.4 million, including a one-time government subsidy of $23.4 million to finance the projected operating loss incurred during the move and construction of our new facilities in Dalian. As of December 31, 2014, we had an accumulated deficit of $124.4 million and net assets of $12.9 million. We had a working capital deficiency and accumulated deficit from recurring net losses incurred for the current and prior years and significant short-term debt obligations maturing in less than one year as of December 31, 2014.

In October 2014, we received from Dalian government a subsidy of RMB46.2 million (approximately $7.4 million) for costs of land use rights relating to the new manufacturing site in Dalian. We also obtained a short term bank loan of RMB30 million (approximately $4.9 million) with a one-year term from Bank of Dandong in August 2014. The short term bank loan is bearing a fixed interest rate at 7.8% per annum and is guaranteed by Mr. Xiangqian Li, our CEO, and Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). We plan to renew this loan upon maturity, and plan to raise additional funds in the future to meet our daily cash demands. In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing vigorous support to the new energy facilities and vehicles. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe with the significant reduction of liabilities and disposal of traditionally low margin battery business, supported by the future market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of our fiscal year 2015:

  Net revenues: Net revenues decreased by $38.1 million, or 92.5%, to $3.1 million for the three months ended December 31, 2014, from $41.2 million for the same period in 2013.

  Gross profit: Gross profit was $0.4 million, representing a decrease of $2.2 million, or 84.6%, for the three months ended December 31, 2014, from $2.6 million for the same period in 2013.

  Operating loss: Operating loss was $0.1 million for the three months ended December 31, 2014, reflecting an improvement of $2.6 million from an operating loss of $2.7 million for the same period in 2013.

  Net profit (loss) from continuing operations: Net profit from continuing operations was $17.4 million for the three months ended December 31, 2014, representing an improvement of $29.4 million from a net loss from continuing operations of $6.1 million for the same period in 2013.

  Income from discontinued operations: No income was generated from our discontinued operations for the three months ended December 31, 2014, compared to a net profit of $0.9 million for the same period in 2013.

  Fully diluted earnings (loss) per share: Fully diluted earnings per share was $1.37 for the three months ended December 31, 2014, as compared to fully diluted loss per share of $0.42 for the same period in 2013.

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

Impartment charge on property, plant and equipment. Impairment charge consists primarily of impairment losses for long-lived assets. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair value as determined by their estimated future discounted cash flows.

Government grant income. Government grant income represents the government subsidies received as part of our income unless the subsidies received are earmarked to compensate the specific expenses, which have been accounted for by offsetting the specific expenses, such as research and development expense, interest expenses and removal costs. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met. Grants applicable to land are amortized over the life of the depreciable facilities constructed on it. For research and development expenses, we match and offset the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred.

Finance costs, net. Finance costs consist primarily of interest income and interest on bank loans and other short term loans, net of capitalized interest.

Income tax expenses. Since Shenzhen BAK was acknowledged as a New and High technology enterprise, it was entitled to a preferential tax rate of 15%. BAK Battery (Shenzhen) Co., Ltd. (“BAK Battery”), our other former subsidiary, was subject to an income tax rate of 25%. Both companies did not incur any enterprise income tax for the calendar years 2013 and 2014 due to the current tax losses carried forward from calendar years 2011 and 2012. BAK Tianjin was paying no enterprise income tax due to cumulative tax losses for the three months ended December 31, 2013. Our former Canadian, German, Indian, and Hong Kong subsidiaries-BAK Canada, BAK Europe, BAK India and BAK International were subject to profits tax in their respective countries at rates of 38%, 25%, 30%, and 16.5%, respectively. However, because they did not have any assessable income derived from or arising in those countries, they had not paid any such tax for the three months ended December 31, 2013.

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

Results of Operations

Comparison of Three Months Ended December 31, 2014 and 2013

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended December 31,		Change
	2013	2014	$	%
Net revenues	$41,206	$3,079	$(38,127)	(92.5)
Cost of revenues	(38,560)	(2,672)	35,888	(93.1)
Gross profit	2,646	407	(2,239)	(84.6)
Operating expenses:
Research and development expenses	1,284	52	(1,232)	(96.0)
Sales and marketing expenses	1,453	19	(1,434)	(98.7)
General and administrative expenses	4,206	482	(3,724)	(88.5)
Recovery of doubtful accounts	(1,557)	-	1,557	(100.0)
Total operating expenses	5,386	553	(4,833)	(89.7)
Operating loss	(2,740)	(146)	2,594	(94.7)
Finance costs, net	(3,894)	-	3,894	(100)
Government grant income	33	23,380	23,347	70,748.5
Other income	480	-	(480)	(100.0)
(Loss) profit before income tax and discontinued operations	(6,121)	23,234	29,355	479.6
Income tax expenses	(16)	(5,845)	(5,829)	(36,431.3)
(Loss) profit before discontinued operations, net of tax	(6,137)	17,389	23,526	383.3
Income from discontinued operations, net of tax	855	-	(855)	(100.0)
Net (loss) profit	$(5,282)	$17,389	$22,671	(429.2)

Net revenues. Net revenues were $3.1 million for the three months ended December 31, 2014, as compared to $41.2 million for the same period in 2013, representing a decrease of $38.1 million, or 92.5% . The decrease was primarily attributable to the disposal of BAK International and its subsidiaries that manufactured prismatic, cylindrical and lithium polymer cells. After June 30, 2014, we generated revenue from sales of high-power lithium battery cells manufactured by BAK Tianjin under our outsourcing arrangements with them.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Three Months Ended December 31,
	2013	2014
Prismatic cells
Aluminum-case cells	$13,125	$-
Battery packs	17,158	-
Cylindrical cells	5,450	-
Lithium polymer cells	1,600	-
High-power lithium battery cells	3,873	3,079
Total	$41,206	$3,079

The following table sets forth the breakdown of our net revenues from reconditioned and normal products for the three months ended December 31, 2013. We did not generate any sales from reconditioned products during the three months ended December 31, 2014.

	Three Months Ended December 31, 2013
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$12,076	$1,049	$13,125
Battery packs	6,238	10,920	17,158
Cylindrical cells	-	5,450	5,450
Lithium polymer cells	865	735	1,600
High-power lithium battery cells	-	3,873	3,873
Total	$19,179	$22,027	$41,206

The following table sets forth certain information related to high-power lithium battery cells for the three months ended December 31, 2013 and 2014, respectively.

	Three months ended December 31,		Change
	2013	2014	$	%
Sales revenue	$3,873	$3,079	$(794)	(20.5)
Cost of sales	(3,407)	(2,672)	735	(21.6)
Gross profit	$466	$407	$(59)	(12.7)

Sales from high-power lithium battery cells for the three months ended December 31, 2014 decreased by $0.8 million, or 20.5%, from $3.9 million for the quarter ended December 31, 2013 to $3.1 million in the same period of 2014. The decrease was mainly attributable to the reduction of average unit selling price from $1.24 for the three months ended December 31, 2013 to $0.93 for the same period in 2014 as a result of a change of our product mix from the sale of high-power lithium cells for light electric vehicles in 2013 to those used for uninterruptable power supplies with a relatively lower selling unit price in 2014.

Cost of revenues. Cost of revenues decreased to $2.7 million for the three months ended December 31, 2014, as compared to $38.6 million for the same period in 2013, a decrease of $35.9 million, or 93.1% . Included in cost of revenues were write downs of obsolete inventories of $4.6 million for the three months ended December 31, 2013 and nil for the same period of 2014. We write down the inventory value whenever there is an indication that they are impaired. However, further write-downs may be necessary if market conditions continue to deteriorate. Also, as we disposed of the major subsidiaries which generated most of our sales in 2013, our sales revenue and cost of sales decreased substantially in the same period 2014.

Gross profit. Gross profit for the three months ended December 31, 2014 was $0.4 million, or 13.2% of net revenues, as compared to a gross profit of $2.6 million, or 6.4% of net revenues, for the same period in 2013. Our improvement of gross profit was largely due to the fact that there was no write-down of inventory or reconditioned products being sold at a loss during the first quarter of fiscal 2015 as compared to the same period of 2013.

Research and development expenses. Research and development expenses decreased to $0.05 million for the three months ended December 31, 2014, as compared to $1.3 million for the same period in 2013, a decrease of $1.2 million, or 96.0% . This decrease was mainly because we only carried out quality control and did not incur any overseas sales or conduct any R&D project after the disposal of BAK International. Therefore, no certification fees were incurred for overseas sales and no materials consumed for R&D projects in fiscal year 2015.

Sales and marketing expenses. Sales and marketing expenses decreased to $0.02 million for the three months ended December 31, 2014, as compared to $1.5 million for the same period in 2013, a decrease of $1.43 million, or 98.7%, primarily due to our disposal of former subsidiaries which contributed most of our prior period expense. As a percentage of revenues, sales and marketing expenses have decreased to 0.6% for the three months ended December 31, 2014, from 3.5% for the same period in 2013, primarily because we incurred minimal sales and marketing activities in this quarter until late December 2014 when we set up our new sales team at our Dalian facilities.

General and administrative expenses. General and administrative expenses decreased to $0.5 million, or 15.7% of revenues, for the three months ended December 31, 2014, as compared to $4.2 million, or 10.2% of revenues, for the same period in 2013, a decrease of $3.7 million, or 88.5% . The primary reason for the decrease was the reduction of head count and related expenses for the three months ended December 31, 2014 following the disposal of BAK International and its subsidiaries in June 2014.

Operating loss. As a result of the above, our operating loss totaled $0.1 million for the three months ended December 31, 2014, as compared to $2.7 million for the same period in 2013, an improvement of $2.6 million, or 94.7% .

Finance cost, net. As we are in the process of constructing our Dalian site, interest expenses incurred on bank borrowings were capitalized as construction in progress during the quarter ended December 31, 2014. In the same period of the prior year, we incurred interest expense on our bank borrowings and loans from unrelated third parties.

Government grant income. Government grant income increased to $23.4 million for the three months ended December 31, 2014, as compared to $33,000 for the same period last year. This was mainly due to the recognition of the subsidy of $23.4 million from the Management Committee of Dalian Economic Zone granted to finance the projected operating loss incurred during the move and construction of our new facilities in Dalian.

Income tax expense. Income tax expense was $5.8 million for the three months ended December 31, 2014 due to the deferred tax impact of the government subsidies recognized, as compared to $16,000 income tax expense for the same period in 2013.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax represents the income from the leasing and management of our Research and Development Centre in Shenzhen. During the three months ended December 2013, this leasing and management operation generated revenue of $1.2 million, and a profit of $0.9 million. No income was generated from our discontinued operations for the three months ended December 31, 2014.

Net profit (loss). As a result of the foregoing, we had a net profit of $17.4 million for the three months ended December 31, 2014, compared to a net loss of $5.3 million for the three months ended December 31, 2013.

Liquidity and Capital Resources

Before the foreclosure of the pledged ownership of BAK International, we had historically financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, factoring of bills receivable to banks and issuance of capital stock. During the three months ended December 31, 2014, we were primarily financed by short-term bank loans and other short-term loans.

As of December 31, 2014, we had cash and cash equivalents of $35,020. Our total current assets were $8.3 million and our total current liabilities were $18.8 million, which results in a net working capital deficiency of $10.5 million. These factors raise substantial doubts about our ability to continue as a going concern. In October 2014, we received from Dalian government a subsidy of $7.4 million (RMB46.2 million) for costs of land use rights relating to the new manufacturing site in Dalian. We obtained a short term bank loan of $4.8 million (RMB30 million) from Bank of Dandong for a period from August 19, 2014 to August 18, 2015. The short term bank loan is bearing fixed interest at 7.8% per annum and was guaranteed by Shenzhen BAK and Mr. Xiangqian Li.

We will require additional cash to complete the construction of the new Dalian manufacturing facilities. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew the short term bank loan of $4.8 million in August 2015 upon maturity, and plan to borrow additional funds from local banks to meet the Company’s cash needs. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended December 31,
	2013	2014
Net cash used in operating activities	$(4,767)	$(567)
Net cash (used in) provided by investing activities	(19,890)	4,059
Net cash provided by (used in) financing activities	20,495	(4,451)
Effect of exchange rate changes on cash and cash equivalents	140	3
Net decrease in cash and cash equivalents	(4,022)	(956)
Cash and cash equivalents at the beginning of period	13,999	991
Cash and cash equivalents at the end of period	$9,977	$35

Operating Activities

Net cash used in operating activities was $0.6 million in the three months ended December 31, 2014, as compared to net cash used in operating activities of $4.8 million in the same period in 2013. The net cash used in operating activities in this period was mainly attributable to the an increase in accounts receivable of $3.1 million, offset by a reduction of inventories of $1.7 million and prepayment and other receivables of $0.7 million.

Investing Activities

Net cash used in investing activities was $19.9 million for the three months ended December 31, 2013, as compared to net cash provided by investing activities of $4.1 million  in the same period of 2014. In the quarter ended December 31, 2013, there was placement of pledged deposits of $17.2 million to secure bank borrowings while there was no pledged deposit in 2014. Also, we received deferred government grants of $7.4 million during the three months ended December 31, 2014.

Financing Activities

Net cash used in financing activities was $4.5 million in the three months ended December 31, 2014, compared to net cash provided by financing activities of $20.5 million during the same period in 2013. In the three months ended December 31, 2014, we repaid $4.7 million short term advances to unrelated third parties. The net cash provided by financing activities in the three months ended December 31, 2013 was attributable to $20.5 million net increase in advances from unrelated third parties.

Capital Expenditures

We incurred capital expenditures of $3.4 million and $0.2 million in the three months ended December 31, 2014 and 2013, respectively. Our capital expenditures in the first quarter of fiscal 2015 were used primarily to finance the construction and purchase of equipment and machineries for our production plant at our Dalian facility.

We estimate that our total capital expenditures for the remainder of fiscal year 2015 will reach approximately $12.4 million. Such funds will be used to purchase manufacturing equipment and for the construction of the production plant at our new Dalian facility.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2014:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than 1		3 - 5	More than 5
	Total	year	1 - 3 years	years	years
Contractual Obligations
Short-term bank loans	$4,833	$4,833	$-	$-	$-
Advance from a related third party	840	840
Advances from unrelated third parties	242	242	-	-	-
Capital injection to Dalian BAK Power and Dalian BAK Trading	25,400	25,400	-	-	-
Capital commitments for construction of buildings	2,740	2,740	-	-	-
Capital commitments for purchase of equipment	1,569	1,569	-	-	-
Future interest payment on short-term bank loans	240	240	-	-	-
Total	$35,864	$35,864	$-	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2014.

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

Critical Accounting Policies

Our condensed consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2014.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on January 13, 2015, during our assessment of the effectiveness of internal control over financial reporting as of September 30, 2014, management identified the following material weakness in our internal control over financial reporting:

•	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

•

We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

•

We are in the process of hiring a permanent chief financial officer with significant U.S. GAAP and SEC reporting experience. Mr. Wenwu Wang was appointed by the Board of Directors of the Company as the Interim Chief Financial Officer on August 28, 2014.

•

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the first quarter of our fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An individual named Steven R. Ruth filed suit against China BAK Battery, Inc. in United States District Court for the Western District of Texas on August 15, 2013 alleging breach of contract. China BAK Battery, Inc. did not receive notice of this lawsuit and the plaintiff sought a default judgment, which the court granted in January 2014. Accordingly, the court entered judgment in favor of Mr. Ruth in the amount of $553,774 inclusive of costs and attorneys’ fees (the “First Judgment”).

Subsequent to the entry of the First Judgment, Mr. Ruth has made efforts to have the judgment enforced in Canada. On September 19, 2014, Mr. Ruth also filed a second complaint in the United States District Court for the Western District of Texas. On November 12, 2014, a second default judgment was entered against China BAK Battery, Inc. in the amount of $553,774 for the First Judgment plus an additional $7,550 in attorneys’ fees. The second judgment is inclusive of the amounts ordered in the First Judgment. BAK International thereafter agreed to indemnify China BAK Battery, Inc. from any expenses, losses and damages that were incurred and will be incurred by China BAK Battery, Inc. due to the lawsuit filed by Mr. Ruth.

ITEM 1A.    RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

Date: February 17, 2015

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