Form 10-Q
period 2015-03-31
CHINA BAK BATTERY INC
filed 2015-05-20
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 18, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,619,597

Quarterly Report on Form 10-Q
Period Ended March 31, 2015

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of September 30, 2014 and March 31, 2015
(In US$)

		September 30,	March 31,
	Note	2014	2015
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$991,519	$495,258
Trade accounts receivable, net	2	1,013,641	5,208,097
Inventories	3	2,648,098	1,140,509
Prepayments and other receivables	4	589,864	2,968,431
Receivable from former subsidiaries, net	5	7,261,089	161,277
Prepaid land use rights, current portion	8	183,048	180,123

Total current assets		12,687,259	10,153,695

Property, plant and equipment, net	6	124,255	116,458
Construction in progress	7	22,187,315	28,280,577
Prepaid land use rights, non-current	8	8,969,352	8,767,063

Total assets		$43,968,181	$47,317,793
Liabilities
Current liabilities
Short-term bank loans	9	$4,887,426	$4,838,319
Other short-term loans	10	5,552,117	1,335,173
Accounts payable		-	129,687
Trade payable to a former subsidiary	5	-	1,532,542
Accrued expenses and other payables	11	13,427,130	12,120,671
Deferred government grants, current	12	24,437,131	186,074
Deferred tax liabilities, current	13	-	267,450

Total current liabilities		48,303,804	20,409,916

Deferred government grants, non-current	12	-	7,256,874
Deferred tax liabilities, non-current	13	-	5,528,503

Total liabilities		48,303,804	33,195,293

Commitments and contingencies	17

Shareholders’ (deficit) equity
Common stock $0.001 par value; 20,000,000 authorized; 12,763,803 issued as of September 30, 2014 and March 31, 2015; 12,619,597 outstanding as of September 30, 2014 and March 31, 2015		12,763	12,763
Donated shares		14,101,689	14,101,689
Additional paid-in capital		127,438,362	127,438,362
Accumulated deficit		(141,796,196)	(123,340,308)
Accumulated other comprehensive income		(25,631)	(23,396)
		(269,013)	18,189,110
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders’ (deficit) equity		(4,335,623)	14,122,500

Total liabilities and shareholders’ (deficit) equity		$43,968,181	$47,317,793

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive (loss) income
For the three and six months ended March 31, 2014 and 2015
(Unaudited)
(In US$ except for number of shares and per share data)

		Three months ended March 31,		Six months ended March 31,
	Note	2014	2015	2014	2015
Net revenues		$32,838,758	$3,066,307	$74,044,404	$6,145,414
Cost of revenues		(30,322,624)	(2,717,082)	(68,882,194)	(5,388,990)
Gross profit		2,516,134	349,225	5,162,210	756,424
Operating expenses:
Research and development expenses		(1,227,421)	(53,912)	(2,511,867)	(105,946)
Sales and marketing expenses		(1,244,052)	(19,035)	(2,697,016)	(38,383)
General and administrative expenses		(3,786,061)	(538,113)	(7,992,240)	(1,020,476)
(Provision for ) recovery of doubtful accounts		(188,118)	-	1,368,804	-
Total operating expenses		(6,445,652)	(611,060)	(11,832,319)	(1,164,805)
Operating loss		(3,929,518)	(261,835)	(6,670,109)	(408,381)
Finance costs, net		(6,698,839)	16,029	(10,591,916)	15,970
Government grant income (expense)		19,447	(164,909)	52,119	23,215,355
Other income (expenses)		208,043	(85,041)	687,661	(85,041)
(Loss) profit before income tax and discontinued operations		(10,400,867)	(495,756)	(16,522,245)	22,737,903
Income tax credit (expenses)	13	-	41,532	(16,474)	(5,803,534)
(Loss) profit before discontinued operations, net of tax		(10,400,867)	(454,224)	(16,538,719)	16,934,369
Income from discontinued operations, net of tax		1,136,082	1,521,519	1,991,892	1,521,519
Net (loss) profit		(9,264,785)	1,067,295	(14,546,827)	18,455,888
Other comprehensive income
- Foreign currency translation adjustment		1,411,825	139,907	1,284,802	2,235
Comprehensive income (loss)		$(7,852,960)	$1,207,202	$(13,262,025)	$18,458,123
(Loss) earnings per share – Basic and diluted	15
- From continuing operations		$(0.82)	$(0.04)	$(1.30)	$1.33
- From discontinued operations		0.09	0.12	0.16	0.12
		$(0.73)	$0.08	$(1.14)	$1.45

Weighted average number of shares of common stock:
- Basic		12,709,597	12,719,597	12,707,015	12,719,597
- Diluted		12,709,597	12,719,597	12,707,015	12,719,597

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the six months ended March 31, 2014 and 2015
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	income	of shares	Amount	Equity
Balance as of October 1, 2013	12,763,803	$12,763	$14,101,689	$127,349,617	$7,786,157	$(226,366,718)	$37,910,937	(144,206)	$(4,066,610)	$(43,272,165)
Net loss	-	-	-	-	-	(14,546,827)	-	-	-	(14,546,827)
Share-based compensation for employee stock awards	-	-	-	73,082	-	-	-	-	-	73,082
Foreign currency translation adjustment	-	-	-	-	-	-	1,284,802	-	-	1,284,802

Balance as of March 31, 2014	12,763,803	$12,763	$14,101,689	$127,422,699	$7,786,157	$(240,913,545)	$39,195,739	(144,206)	$(4,066,610)	$(56,461,108)

Balance as of October 1, 2014	12,763,803	$12,763	$14,101,689	$127,438,362	$-	$(141,796,196)	$(25,631)	(144,206)	$(4,066,610)	$(4,335,623)
Net profit	-	-	-	-	-	18,455,888	-	-	-	18,455,888
Foreign currency translation adjustment	-	-	-	-	-	-	2,235	-	-	2,235

Balance as of March 31, 2015	12,763,803	$12,763	$14,101,689	$127,438,362	$-	$(123,340,308)	$(23,396)	(144,206)	$(4,066,610)	$14,122,500

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the six months ended March 31, 2014 and 2015
(Unaudited)
(In US$)

	Six months ended March 31,
	2014	2015
Cash flows from operating activities
Net (loss) profit	$(14,546,827)	$18,455,888
Income from discontinued operations, net of tax	(1,991,892)	(1,521,519)
Adjustments to reconcile net (loss) profit to net cash used in operating activities:
Depreciation and amortization	5,016,504	126,662
Recovery of doubtful debts	(1,368,804)	-
Write-down of inventories	5,647,009	-
Share-based compensation	73,082	-
Deferred revenue	(173,976)	-
Deferred government grants	-	(23,215,355)
Deferred tax liabilities	-	5,803,534
Exchange (gain) loss	(76,548)	49,194
Changes in operating assets and liabilities:
Trade accounts receivable	4,334,461	(4,561,645)
Inventories	8,412,875	2,110,717
Prepayments and other receivables	1,119,354	(211,287)
Accounts payable	(27,079,773)	129,857
Accrued expenses and other payable	14,311,002	7,658
Trade payable to a former subsidiary	-	1,588,655
Net cash used in continuing operations	(6,323,533)	(1,237,641)
Net cash provided by discontinued operations	3,098,268	-
Net cash used in operating activities	(3,225,265)	(1,237,641)
Cash flows from investing activities
Increase in pledged deposits	(3,990,958)	-
Deferred government grants	-	7,452,684
Purchases of property, plant and equipment and construction in progress	(4,596,489)	(4,246,276)
Purchases of intangible assets	(15,939)	-
Repayment from advance to unrelated third parties	(3,458,425)	-
Net cash (used in) provided by continuing operations	(12,061,811)	3,206,408
Net cash (used in) provided by discontinued operations	(3,242,552)	1,360,031
Net cash (used in) provided by investing activities	(15,304,363)	4,566,439

Cash flows from financing activities
Proceeds from borrowings	91,146,968	-
Repayment of borrowings	(176,578,201)	-
Loans from related parties	-	1,226,999
Repayment to related parties	-	(869,238)
Borrowings from unrelated parties	114,178,847	555,520
Repayment to unrelated parties	(15,715,450)	(4,728,377)
Net cash provided by (used in) financing activities	13,032,164	(3,815,096)
Effect of exchange rate changes on cash and cash equivalents	(52,215)	(9,963)
Net decrease in cash and cash equivalents on cash and cash equivalents	(5,549,679)	(496,261)
Cash and cash equivalents at the beginning of period	13,998,626	991,519
Cash and cash equivalents at the end of period	$8,448,947	$495,258

Supplemental disclosure of cash flow information
Non-cash transactions
Purchase of inventories offset against receivables from former subsidiaries	$-	$618,689
Purchase of property, plant and equipment (inclusive of VAT) offset against receivables from former subsidiaries	$-	$6,577,177
Removal expenditures offset against government grants	$-	$1,007,887
Trade accounts receivables offset against advance from a related party	$-	$351,046
Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$10,811,323	$-

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2014 and 2015
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
For the three and six months ended March 31, 2014 and 2015
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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of March 31, 2015 amounted to 73,749 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

Pursuant to the Li Settlement Agreement, the 2008 Settlement Agreements and upon the release of the 217,955 escrow shares relating to the fiscal year 2006 performance threshold to the relevant investors, neither Mr. Li or the Company have any obligations to the investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

As of March 31, 2015, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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
For the three and six months ended March 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On December 27, 2013, Dalian BAK Power Battery Co., Ltd (“Dalian BAK Power”) was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $30,000,000. Pursuant to Dalian BAK Power’s article of association and relevant PRC regulations, BAK Asia was required to contribute $6,000,000 to Dalian BAK Power as capital (representing 20% of Dalian BAK Power’s registered capital) on or before December 27, 2015. Up to the date of this report, the Company has contributed $5,000,000 to Dalian BAK Power through an injection of a series of patents.

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

The equity interest of BAK International and its wholly owned subsidiaries, namely Shenzhen BAK, BAK Battery (Shenzhen) Co., Ltd. (“BAK Battery”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”) (collectively the “Disposal Group”) was disposed of effective on June 30, 2014 as a result of the foreclosure by Mr. Jinghui Wang (“Mr. Wang”), an unrelated third party, after Shenzhen BAK failed to repay the loans to Mr. Wang on March 31, 2014. The consolidated financial statements were consolidated up to the effective date of disposal.

After the disposal of BAK International Limited and its subsidiaries effective on June 30, 2014, and as of September 30, 2014 and March 31, 2015, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian BAK Trading Co., Ltd. (“Dalian BAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian BAK Power Battery Co., Ltd. (“Dalian BAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC.

The Company continued its business and continued to generate revenues from sale of batteries via subcontracting the production to BAK Tianjin, a former subsidiary before the completion of construction and operation of its facility in Dalian. During the three months and six months ended March 31, 2015, BAK Tianjin is the major supplier of the Company and the Company does not have any significant benefits or liability from the operating results of BAK Tianjin except the normal risk with any major supplier.

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
For the three and six months ended March 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

The Company had a working capital deficiency, accumulated deficit from recurring net losses incurred for prior years and short-term debt obligations as of September 30, 2014 and March 31, 2015. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

Discontinued operations

The Company had also been engaged in property leasing and management of its Research and Development Centre in Shenzhen since its completion in July 2013. Following the disposal of BAK International and in subsidiaries on June 30, 2014, the Company no longer engaged in property leasing and management. Thus, this business is now accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. Accordingly, revenues and expenses and cash flows related to the property leasing and management business have been appropriately reclassified in the accompanying consolidated financial statements as discontinued operations for all periods presented.

The following table presents the components of discontinued operations in relation to the property leasing and management business reported in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended March 31, 2014 and 2015:

	Three months ended March 31,		Six months ended March 31,
	2014	2015	2014	2015
Net revenues	$1,444,596	$-	$2,609,427	$-
Cost of revenues	(308,514)	-	(617,535)	-
Recovery of doubtful accounts (note 5)	-	1,521,519	-	1,521,519
Income from discontinued operations, net of tax	$1,136,082	$1,521,519	$1,991,892	$1,521,519

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2014 and 2015
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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" which clarifies and improves the principles for recognizing revenue and develops a common revenue standard for United States generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) that among other things, improves comparability of revenue recognition practices and provides more useful information to users of financial statements through improved disclosure requirements. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In April 2015, the FASB proposed a one-year delay in the effective date and companies will be allowed to early adopt as of the original effective date. The Company is currently reviewing the effect of ASU 2014-09 on its revenue recognition.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

2.	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2014 and March 31, 2015 consisted of the following:

	September 30,	March 31,
	2014	2015
Trace accounts receivable	$1,013,641	$5,183,905
Less: Allowance for doubtful accounts	-	-
	1,013,641	5,183,905
Bills receivable	-	24,192
	$1,013,641	$5,208,097

3.	Inventories

Inventories as of September 30, 2014 and March 31, 2015 consisted of the following:

	September 30,	March 31,
	2014	2015
Raw materials	$9,187	$15,408
Finished goods	2,638,911	1,125,101
	$2,648,098	$1,140,509

During the three months ended March 31, 2014 and 2015, write-down of obsolete inventories to lower of cost or market of $1,008,589 and nil, respectively, were charged to cost of revenues.

During the six months ended March 31, 2014 and 2015, write-down of obsolete inventories to lower of cost or market of $5,647,009 and nil, respectively, were charged to cost of revenues.

4.	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2014 and March 31, 2015 consisted of the following:

	September 30,	March 31,
	2014	2015
Value added tax recoverable	$570,577	$2,555,578
Staff advances	5,028	15,086
Prepaid operating expenses	2,750	389,511
Others	11,509	8,256
	$589,864	$2,968,431

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

5.	Receivables from Former Subsidiaries and Trade Payable to a Former Subsidiary

Receivable from former subsidiaries as of September 30, 2014 and March 31, 2015 consisted of the following:

	September 30,	March 31,
	2014	2015
Shenzhen BAK	$1,856,356	$479,450
BAK Tianjin	7,261,089	-
	9,117,445	479,450
Less: Allowance for doubtful accounts	(1,856,356)	(318,173)
	$7,261,089	$161,277

Upon disposal of the Disposal Group in June 2014, the Disposal Group owed the Company a sum of $17.8 million. Management of the Company evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. During the three and six months ended March 31, 2015, the Company determined that $1.5 million was recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations for the three and six months ended March 31, 2015.

These amounts are interest-free, unsecured and repayable on demand.

Trade payable to a former subsidiary as of September 30, 2014 and March 31, 2015 consisted of the following:

	September 30,	March 31,
	2014	2015
BAK Tianjin	$-	$1,532,542

6.	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2014 and March 31, 2015 consisted of the following:

	September 30,	March 31,
	2014	2015
Machinery and equipment	$-	$5,383
Office equipment	19,999	21,108
Motor vehicles	118,821	117,627
	138,820	144,118
Accumulated depreciation	(14,565)	(27,660)
Carrying amount	$124,255	$116,458

Depreciation expense for the three and six months ended March 31, 2014 and 2015 is included in the condensed consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2015	2014	2015
Cost of revenues	$1,716,070	$-	$3,290,721	$-
Research and development expenses	132,043	-	247,554	-
Sales and marketing expenses	28,061	-	56,837	-
General and administrative expenses	840,414	6,750	1,690,180	13,259
	$2,716,588	$6,750	$5,285,292	$13,259

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment of its property, plant and equipment for the three and six months ended March 31, 2014 and 2015.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

7.	Construction in Progress

Construction in progress as of September 30, 2014 and March 31, 2015 consisted of the following:

	September 30,	March 31,
	2014	2015
Construction in progress	$21,760,746	$28,241,323
Prepayment for acquisition of property, plant and equipment	426,569	39,254
Carrying amount	$22,187,315	$28,280,577

Construction in progress as of September 30, 2014 and March 31, 2015 was comprised of capital expenditures for the construction of the facilities and production lines of Dalian BAK Power.

For the three months ended March 31, 2014 and 2015, the Company capitalized interest of $85,420 and $93,780 respectively to the cost of construction in progress.

For the six months ended March 31, 2014 and 2015, the Company capitalized interest of $318,500 and $191,041 respectively to the cost of construction in progress.

8.	Prepaid Land Use Rights, net

Prepaid land use rights as of September 30, 2014 and March 31, 2015 consisted of the followings:

	September 30,	March 31,
	2014	2015
Prepaid land use rights	$9,152,400	$9,060,441
Accumulated amortization	-	(113,255)
	$9,152,400	$8,947,186
Less: Classified as current assets	(183,048)	(180,123)
	$8,969,352	$8,767,063

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $8,558,987 (RMB53.1 million). Other incidental costs incurred totaled $501,454(RMB3.1 million).

Amortization expenses of the prepaid land use rights were $133,285 and $44,875 for the three months ended March 31, 2014 and 2015 and $268,008 and $113,404 for the six months ended March 31, 2014 and 2015 respectively.

9.	Short-term Bank Loans

As of the September 30, 2014 and March 31, 2015, the Company borrowed $4,887,426 and $4,838,319 (RMB30 million) from Bank of Dandong for a period from August 19, 2014 to August 18, 2015, bearing interest at 7.8% per annum. The loan was guaranteed by Mr. Xiangqian Li, the Company’s CEO and Shenzhen BAK, a former subsidiary of the Company.

During the three months ended March 31, 2014 and 2015, interest expense of $1,845,480 and $93,780, respectively, was incurred on the Company's bank borrowings.

During the six months ended March 31, 2014 and 2015, interest expense of $4,591,849 and $191,041, respectively, was incurred on the Company's bank borrowings.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

10.	Other Short-term Loans

Other short-term loans as of September 30, 2014 and March 31, 2015 consisted of the followings:

		September 30,	March 31,
	Note	2014	2015
Advance from a related company
- Tianjin BAK New Energy Research Institute Co. Ltd ("Tianjin BAK New Energy")	(a)	$651,657	$651,357
Advances from unrelated third parties	(b)
- Mr Longqien Peng		$162,915	$185,470
- Mr Fangliang Shen		-	177,405
- Shenzhen Peilite Technological Co., Ltd		-	140,311
- Mr Mingzhe Li		382,848	32,255
- Others		-	148,375
- Mr Shengdan Qiu		4,354,697	-
		4,900,460	683,816
		$5,552,117	$1,335,173

(a)

The Company received an advance from Tianjin BAK New Energy, a related company under the common control of Mr. Xiangqian Li, the Company’s CEO, which was unsecured, non-interest bearing and repayable on demand. For the three and six months ended March 31, 2015, the Company generated revenue of $300,432 from Tianjin BAK New Energy, and the related trade receivable was offset against the advance from Tianjin BAK New Energy as of March 31, 2015.

(b)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

During the three months ended March 31, 2014 and 2015, interest expense of $4,994,006 and nil, respectively, was incurred on the Company’s other short-term loans.

During the six months ended March 31, 2014 and 2015, interest expense of $6,537,974 and nil, respectively, was incurred on the Company’s other short-term loans.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

11.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2014 and March 31, 2015 consisted of the followings:

	September 30,	March 31,
	2014	2015
Construction costs payable	$10,935,000	$9,656,093
Liquidated damages (note)	1,210,119	1,210,119
Equipment purchase payable	536,239	399,910
Customer deposits	143,524	121,451
Accrued staff costs	65,978	183,110
Other payables and accruals	536,270	549,988
	$13,427,130	$12,120,671

Note:

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of September 30, 2014 and March 31, 2015, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of September 30, 2014 and March 31, 2015, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

12.	Deferred Government Grants

Deferred government grants as of September 30, 2014 and March 31, 2015 consist of the following:

	September 30,	March 31,
	2014	2015
Total government grants	$24,437,131	$7,442,948
Less: Current portion	(24,437,131)	(186,074)
Non-current portion	$-	$7,256,874

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. During the three and six months ended March 31, 2015, the Company recognized nil and $23,215,355 as income after offset of the related removal expenditures of $1,007,887.

On October 17, 2014, the Company received a subsidy of $7,442,948 (RMB46,150,000) pursuant to an agreement with the Management Committee dated July 2, 2013 equivalent to the costs of land use rights and to be used to construct the new manufacturing site over the land use rights. The subsidy will be amortized on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon. The Company expects that the facilities will be completed and put into operation in the third quarter of fiscal 2015.

13.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes consisted of:

	Three months ended March 31,		Six months ended March 31,
	2014	2015	2014	2015
PRC income tax:
Current	$-	$-	$16,474	$-
Deferred	-	(41,532)	-	5,803,534
	$-	$(41,532)	$16,474	$5,803,534

United States Tax
China BAK is subject to a statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three and six months ended March 31, 2014 and 2015.

Hong Kong Tax
BAK Asia and BAK International are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and six months ended March 31, 2014 and 2015 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax
The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three and six months ended March 31, 2014 and 2015.

Canada States Tax
BAK Canada was subject to statutory tax rate of 38% under Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the three and six months ended March 31, 2014.

German States Tax
BAK Europe was subject to a 25% statutory tax rate under Germany tax law. No provision for income taxes in Germany has been made as BAK Europe had no taxable income for the three and six months ended March 31, 2014.

India Tax
BAK India was subject to a 30% statutory tax rate under India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the three and six months ended March 31, 2014.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

13.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2015	2014	2015
(Loss) earnings before income taxes - continuing operations	$(10,400,867)	$(495,756)	$(16,522,245)	$22,737,903
United States federal corporate income tax rate	35%	35%	35%	35%
Income tax credit computed at United States statutory corporate income tax rate	(3,640,303)	(173,515)	(5,782,786)	7,958,266
Reconciling items:
Valuation allowance on deferred tax assets	2,547,778	46,337	3,706,454	47,012
Rate differential for PRC earnings	1,019,457	47,349	1,601,597	(2,292,612)
Non-deductible expenses	62,897	33,088	465,630	91,172
Share based payments	10,171	-	25,579	-
Others	-	5,209	-	(304)
Provision for income taxes	$-	$(41,532)	$16,474	$5,803,534

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2014 and March 31, 2015 are presented below:

	September 30,	March 31,
	2014	2015
Deferred tax assets
Net operating loss carried forward	$12,534,160	$12,664,881
Valuation allowance	(12,534,160)	(12,664,881)
Long-term deferred tax assets	$-	$-

Deferred tax liabilities
Government grants	$-	$5,795,953
Less: current portion	-	(267,450)
Non-current portion	$-	$5,528,503

As of September 30, 2014 and March 31, 2015, the Company’s U.S. entity had net operating loss carry forwards of $35,318,443, available to reduce future taxable income which will expire in various years through 2034 and the Company’s PRC subsidiaries had net operating loss carry forwards of $690,821 and $1,213,706 which will expire in various years through 2010. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of September 30, 2014 and March 31, 2015 of approximately of nil and $16.8 million, respectively. The cumulative undistributed earnings of foreign subsidiaries were included in accumulated deficit and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

As of September 30, 2014 and March 31, 2015, the Company had no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and six months ended March 31, 2014 and 2015, and no provision for interest and penalties is deemed necessary as of March 31, 2015 and September 30, 2014.

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
For the three and six months ended March 31, 2014 and 2015
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

A summary of share option plan activity for these options during the period from September 30, 2014 to March 31, 2015 is presented below:

		Weighted
		average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	shares	per share	contractual term	value (1)
Outstanding as of October 1, 2014	4,200	$14.05	1.7 years
Exercised	-
Cancelled	-
Forfeited	-

Outstanding as of March 31, 2015	4,200	$14.05	1.2 years	$-

Exercisable as of March 31, 2015	4,200	$14.05	1.2 years	$-

(1) The intrinsic values of option at March 31, 2015 was zero since the per share market value of common stock of $3.52 was lower than the exercise price of the option of $14.05 per share.

The weighted average grant-date fair value of options granted on June 22, 2009 was $12.30 per share. The Company recorded non-cash share-based compensation expense of $21,174 and nil for the three months ended March 31, 2014 and 2015, and $54,106 and nil for the six months ended March 31, 2014 and 2015, respectively.

As of March 31, 2015, there were no unrecognized compensation costs related to the above non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2014 and 2015
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

The Company recorded non-cash share-based compensation expense of $7,887 and nil for the three months ended March 31, 2014 and 2015, and $18,976 and nil for the six months ended March 31, 2014 and 2015, respectively, in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of March 31, 2015, there was no unrecognized stock-based compensation associated with these restricted shares granted to Mr. Xiangqian Li.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and six months ended March 31, 2014 and 2015.

15.	(Loss) Earnings Per Share

The following is the calculation of (loss) earnings per share:

	Three months ended March 31,		Six months ended March 31,
	2014	2015	2014	2015
Net (loss) profit from continuing operations	$(10,400,867)	$(454,224)	$(16,538,719)	$16,934,369
Income from discontinued operations	1,136,082	1,521,519	1,991,892	1,521,519
Net (loss) profit	$(9,264,785)	$1,067,295	$(14,546,827)	$18,455,888
Weighted average shares used in basic and diluted computation (note)	12,709,597	12,719,597	12,707,015	12,719,597

(Loss) earnings per share – Basic and diluted
From continuing operations	$(0.82)	$(0.04)	$(1.30)	$1.33
From discontinued operations	0.09	0.12	0.16	0.12
	$(0.73)	$0.08	$(1.14)	$1.45

Note:	Including 90,000 and 100,000 vested restricted shares not yet issued to Mr. Xiangqian Li as of March 31, 2014 and 2015, respectively.

For the three and six months ended March 31, 2015, the outstanding 4,200 stock options were anti-dilutive and excluded from diluted (loss) earnings per share.

For the three and six months ended March 31, 2014, the outstanding 24,600 stock options and 10,000 restricted shares were anti-dilutive and excluded from diluted (loss) earnings per share.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2014 and 2015
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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, trade accounts receivable, other receivables, receivables from and trade payable to former subsidiaries, accounts payable, other short-term loans and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

17.	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2014 and March 31, 2015, the Company had the following contracted capital commitments:

	September 30,	March 31,
	2014	2015
For construction of buildings	$4,348,995	$2,743,350
For purchases of equipment	1,073,596	328,919
Capital injection to Dalian BAK Power and Dalian BAK Trading Note	25,400,000	25,400,000
	$30,822,591	$28,472,269

Note: Initially, BAK Asia was required to pay the remaining capital within two years, of the date of issuance of the subsidiary’s business license according to PRC registration capital management rules. According to the revised PRC Companies Law which became effective on March 1, 2014, the time requirement of the registered capital contribution has been abolished. As such, BAK Asia has its own discretion to consider the timing of the registered capital contributions.

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

18.	Concentrations and Credit Risk

(a)	Concentrations The Company had two and three customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2014 and 2015, respectively, as follows:

	Three months ended March 31,
	2014			2015
Jiangsu Huatiantong Technology Limited.	$3,477,100	10.58%	$	*	*
Dongguan Yulong Telecom Technology Co., Ltd.	3,720,890	11.33%		*	*
Sichuan Pisen Electronics Co., Ltd.	*	*		536,857	17.50%
Shenzhen Dibike Electronics Technology Co., Ltd	*	*		819,523	26.72%
Guangdong Pisen Electronics Co., Ltd.	*	*		810,096	26.41%

* Comprised less than 10% of net revenue for the respective period.

The Company had two and three customers that individually comprised 10% or more of net revenue for the six months ended March 31, 2014 and 2015, respectively, as follows:

	Six months ended March 31,
	2014			2015
Tinno Mobile Techonlogy Company Limited.	$9,491,721	12.81%	$	*	*
Jiangsu Huatiantong Technology Limited.	8,281,999	11.18%		*	*
Sichuan Pisen Electronics Co., Ltd.	*	*		1,976,898	32.17%
Shenzhen Dibike Electronics Technology Co., Ltd	*	*		819,523	13.34%
Guangdong Pisen Electronics Co., Ltd.	*	*		2,189,722	35.63%

* Comprised less than 10% of net revenue for the respective period.

The Company had one and three customers that individually comprised 10% or more of accounts receivable as of September 30, 2014 and March 31, 2015, respectively, as follows:

	September 30, 2014		March 31, 2015
Sichuan Pisen Electronics Co., Ltd.	*	*	1,764,881	33.88%
Guangdong Pisen Electronics Co., Ltd.	569,444	56.17%	1,555,615	29.86%
Shenzhen Dibike Electronics Technology Co., Ltd	*	*	957,590	18.38%

After the disposal of BAK International (Note 1) and prior to the completion of the new manufacturing site in Dalian, the Company generated its revenues from sale of batteries via subcontracting the production to BAK Tianjin, a former subsidiary. For the three and six months ended March 31, 2015, the Company purchased inventories of $1.9 million and $3.6 million from BAK Tianjin.

For the three and six months ended March 31, 2015, the Company generated revenue of

–	$43,208 and $64,650 from Shenzhen BAK, respectively; and
–	$58,488 and $58,488 from BAK Tianjin, respectively.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2014 and March 31, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

19.	Segment Information

The Company used to engage in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Starting from the three months ended December 31, 2013 and until June 30, 2014, the Company was also engaged in the business segment of property lease and management (see Note 1). Net revenues from continuing operations for the three and six months ended March 31, 2014 and 2015 were as follows:

Net revenues by product:

	Three months ended March 31,		Six months ended March 31,
	2014	2015	2014	2015
Prismatic cells
Aluminum-case cells	$8,000,449	$-	$21,124,890	$-
Battery packs	15,591,339	-	32,749,590	-
Cylindrical cells	486,376	-	5,936,609	-
Lithium polymer cells	5,582,513	-	7,182,357	-
High-power lithium battery cells	3,178,081	3,066,307	7,050,958	6,145,414
	$32,838,758	$3,066,307	$74,044,404	$6,145,414

Net revenues by geographic area:

	Three months ended March 31,		Six months ended March 31,
	2014	2015	2014	2015
PRC Mainland	$27,688,156	$3,066,307	$61,212,919	$6,145,414
PRC Taiwan	327,020	-	2,307,949	-
Hong Kong, China	1,407,001	-	3,906,355	-
India	899,638	-	1,155,819	-
Others	2,516,943	-	5,461,362	-
	$32,838,758	$3,066,307	$74,044,404	$6,145,414

Substantially all of the Company’s long-lived assets are located in the PRC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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
  “SEC” are to the United States Securities and Exchange Commission;
  “Securities Act” are to the Securities Act of 1933, as amended; and
  “Exchange Act” are to the Securities Exchange Act of 1934, as amended

We completed a reverse stock split on October 26, 2012, pursuant to which every five shares of our common stock were combined into one share of common stock. All references in this report to share and per share data have been adjusted, including historical data which have been retroactively adjusted, to give effect to the reverse stock split unless specified otherwise.

Overview of Our Business

Upon the commencement of commercial operations of our Dalian manufacturing facilities, which is expected to be in the second quarter of calendar 2015, we will be engaged in the business of developing, manufacturing and selling new energy high power lithium batteries, which are mainly used in the following applications:

  Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;
  Light electric vehicles (“LEV”), such as electric bicycles, electric motors, sight-seeing cars; and
  Electric tools, energy storage, uninterruptible power supply, and other high power applications.

The construction of our Dalian facilities is nearly completed and we commenced the trial production in April 2015. We received most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Also, the assets were acquired in exchange for a reduction in receivables from former subsidiaries. We have outsourced and will continue to outsource our production to BAK Tianjin or other manufacturers until our Dalian manufacturing facility begins its commercial operations in the second quarter of calendar 2015. For the three and six months ended March 31, 2015, Dalian BAK Power purchased batteries of approximately of $1.9 million and $3.6 million, respectively from BAK Tianjin.

We have experienced net losses from continuing operations during the past two fiscal years. We generated revenues of $3.0 million and $32.8 million for the three months ended March 31, 2015 and 2014, respectively. We incurred a net loss of $9.3 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, we recorded a net profit of $1.1 million, including a reversal of an impairment loss on receivables from former subsidiaries of $1.5 million. As of March 31, 2015, we had an accumulated deficit of $123.3 million and net assets of $14.1 million. We had a working capital deficiency and accumulated deficit from recurring net losses in prior years and short-term debt obligations maturing in less than one year as of March 31, 2015.

In October 2014, we received from Dalian government a subsidy of RMB46.2 million (approximately $7.4 million) equivalent to the costs of land use rights to be used to construct the new manufacturing site over the land use rights. We also obtained a short term bank loan of RMB30 million (approximately $4.8 million) with a one-year term from Bank of Dandong in August 2014. The short term bank loan is bearing a fixed interest rate at 7.8% per annum and is guaranteed by Mr. Xiangqian Li, our CEO, and Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). We plan to renew this loan upon maturity, and plan to raise additional funds in the future to meet our daily cash demands. In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing vigorous support to the new energy facilities and vehicles. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe with the significant reduction of liabilities and disposal of the traditionally low margin battery business, supported by the future market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of our fiscal year ended March 31, 2015:

  Net revenues: Net revenues decreased by $29.8 million, or 90.7%, to $3.0 million for the three months ended March 31, 2015, from $32.8 million for the same period in 2014.

  Gross profit: Gross profit was $0.3 million for the three months ended March 31, 2015, a decrease of $2.2 million from $2.5 million for the same period in 2014.

  Operating loss: Operating loss was $0.3 million for the three months ended March 31, 2015, reflecting an improvement of $3.7 million from of $3.9 million for the same period in 2014.

  Loss from continuing operations: Loss from continuing operations was $0.5 million for the three months ended March 31, 2015, representing an improvement of $9.9 million from a net loss from continuing operations of $10.4 million for the same period in 2014.

  Income from discontinued operations: Income from our discontinued operations was $1.5 million for the three months ended March 31, 2015, representing an improvement of $0.4 million as compared to income from discontinued operations of $1.1 million for the same period in 2014.

  Diluted earnings (loss) per share: Diluted earnings per share was $0.08 for the three months ended March 31, 2015, as compared to diluted loss per share of $0.73 for the same period in 2014.

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

Impairment charge on property, plant and equipment. Impairment charge consists primarily of impairment losses for long-lived assets. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair value as determined by their estimated future discounted cash flows.

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

Income tax expenses. All of our subsidiaries and our former subsidiaries were subject to enterprise income tax at 25% for the three and six months ended March 31, 2015 and 2014. Our PRC subsidiaries did not have any assessable income and did not incur any enterprise income tax for the three and six months ended March 31, 2015 and 2014. Our former Canadian, German, Indian, and Hong Kong subsidiaries-BAK Canada, BAK Europe, BAK India and BAK International were subject to profits tax in their respective countries at rates of 38%, 25%, 30%, and 16.5%, respectively. However, because they did not have any assessable income derived from or arising in those countries, they had not paid any such tax for the three and six months ended March 31, 2014.

Dalian BAK Trading and Dalian BAK Power are subject to an income tax rate of 25%. Neither company has incurred any enterprise income tax since their establishment.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne. Our imported raw materials that are used for manufacturing exported products and deposited in bonded warehouses are exempt from import VAT

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended March 31,		Change
	2014	2015	$	%
Net revenues	$32,838	$3,066	$(29,772)	(90.7)
Cost of revenues	(30,323)	(2,717)	27,606	(91.0)
Gross profit	2,515	349	(2,166)	(86.1)
Operating expenses:
Research and development expenses	1,227	54	(1,173)	(95.6)
Sales and marketing expenses	1,244	19	(1,225)	(98.5)
General and administrative expenses	3,974	538	(3,436)	(86.5)
Total operating expenses	6,445	611	(5,834)	(90.5)
Operating loss	(3,930)	(262)	3,668	93.3
Finance costs, net	(6,699)	16	6,715	100.2
Government grant income	19	(165)	(184)	(968.4)
Other income (expense)	208	(85)	(293)	(140.9)
Loss before income tax and discontinued operations	(10,402)	(496)	9,906	95.2
Provision for income tax	-	42	42	100%
Loss profit before discontinued operations, net of tax	(10,402)	(454)	9,948	95.6
Income from discontinued operations, net of tax	1,137	1,522	385	33.9
Net (loss) profit	$(9,265)	$1,068	$10,333	111.5

Net revenues. Net revenues were $3.0 million for the three months ended March 31, 2015, as compared to $32.8 million for the same period in 2014, representing a decrease of $29.8 million, or 90.7%. The decrease was primarily attributable to the disposal of BAK International and its subsidiaries that manufactured prismatic, cylindrical and lithium polymer cells. After June 30, 2014, we generated revenue from sales of high-power lithium battery cells mainly manufactured by BAK Tianjin under our outsourcing arrangements with them.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2014	2015
Prismatic cells
Aluminum-case cells	$8,000	$-
Battery packs	15,591	-
Cylindrical cells	487	-
Lithium polymer cells	5,582	-
High-power lithium battery cells	3,178	3,066
Total	$32,838	$3,066

The following table sets forth the breakdown of our net revenues from reconditioned and normal products for the three months ended March 31, 2014. We did not generate any sales from reconditioned products during the three months ended March 31, 2015.

	Three Months Ended March 31, 2014
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$6,464	$1,536	$8,000
Battery packs	53	15,538	15,591
Cylindrical cells	-	487	487
Lithium polymer cells	5,401	181	5,582
High-power lithium battery cells	-	3,178	3,178
Total	$11,918	$20,920	$32,838

The following table sets forth certain information related to high-power lithium battery cells for the three months ended March 31, 2014 and 2015, respectively.

	Three months ended March 31,		Change
	2014	2015	$	%
Net revenues	$3,178	$3,066	$(112)	(3.5)
Cost of sales	(3,091)	(2,717)	374	(12.1)
Gross profit	$87	$349	$262	301.1

Sales from high-power lithium battery cells for the three months ended March 31, 2015 decreased by $0.11 million, or 3.5%, from $3.18 million for the quarter ended March 31, 2014 to $3.07 million in the same period of 2015. The decrease was mainly attributable to a decrease of average selling price by $0.05 or 3.9% as compared with same period in prior year as a result of a change of our product mix as we offered more products used for uninterruptable power supplies with a relatively lower selling unit price in 2015 than in 2014.

Cost of revenues. Cost of revenues decreased to $2.7 million for the three months ended March 31, 2015, as compared to $30.3 million for the same period in 2014, a decrease of $27.6 million, or 91.0%. Included in cost of revenues were write downs of obsolete inventories of $1.0 million for the three months ended March 31, 2014 and nil for the same period of 2015. We write down the inventory value whenever there is an indication that they are impaired. However, further write-downs may be necessary if market conditions continue to deteriorate. Also, as we disposed of the major subsidiaries which generated most of our sales in 2014, our sales revenue and cost of sales decreased substantially in the same period of fiscal 2015.

Gross profit. Gross profit for the three months ended March 31, 2015 was $0.3 million, or 11.4% of net revenues, as compared to a gross profit of $2.5 million, or 7.7% of net revenues, for the same period in 2014. Our improvement of gross profit was largely due to the fact that there was no write-down of inventory or reconditioned products being sold at a loss during the second quarter of fiscal 2015 as compared to the same period of fiscal 2014.

Research and development expenses. Research and development expenses decreased to $0.05 million for the three months ended March 31, 2015, as compared to $1.2 million for the same period in 2014, a decrease of $1.2 million, or 95.6%. This decrease was mainly because we only carried out quality control and did not incur any overseas sales or conduct any R&D projects after the disposal of BAK International. Therefore, no certification fees were incurred for overseas sales and no materials were consumed for R&D projects in fiscal year 2015.

Sales and marketing expenses. Sales and marketing expenses decreased to $0.02 million for the three months ended March 31, 2015, as compared to $1.2 million for the same period in 2014, a decrease of $1.2 million, or 98.5%, primarily due to our disposal of former subsidiaries which contributed most of our prior period expense. As a percentage of revenues, sales and marketing expenses have decreased to 0.6% for the three months ended March 31, 2015, from 3.8% for the same period in 2014, primarily because we did not expand our sales team before our commercial operations of the Dalian site.

General and administrative expenses. General and administrative expenses decreased to $0.5 million for the three months ended March 31, 2015, as compared to $3.8 million for the same period in 2014, a decrease of $3.4 million, or 86.5%. The decrease was mainly because of the reduction of headcount and operating expenses after the disposal of BAK International.

Operating loss. As a result of the above, our operating loss totaled $0.3 million for the three months ended March 31, 2015, as compared to $3.9 million for the same period in 2014, a decrease of $3.6 million, or 93.3%.

Finance costs, net. As we are in the process of constructing our Dalian site, interest expenses incurred on bank borrowings were capitalized as construction in progress during the quarter ended March 31, 2015. In the same period of the prior year, we incurred interest expense on our bank borrowings and loans from unrelated third parties.

Government grant (expense) income. Government grant expense was $0.2 million for the three months ended March 31, 2015, as compared to government income of $19,000 for the same period last year.

Income tax credit. Income tax credit was $42,000 for the three months ended March 31, 2015, as compared to nil for the same period in 2014.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax was $1.1 million for the three months ended March 31, 2014 as compared to $1.5 million for the same period in 2015. Income from discontinued operations in 2014 represents the income from the leasing and management of our Research and Development Centre in Shenzhen. Income from discontinued operations in 2015 represents an adjustment to the gain on disposal of subsidiaries from discontinued operations previously recorded in fiscal 2014. Upon disposal of BAK International and its subsidiaries (collectively the “Disposal Group”) in June 2014, the Disposal Group owed us a sum of $17.8 million. Our management evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. In fiscal 2015, we determined that $1.5 million was recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations in 2015.

Net profit (loss). As a result of the foregoing, we had a net profit of $1.1 million for the three months ended March 31, 2015, compared to a net loss of $9.3 million for the three months ended March 31, 2014.

Comparison of Six Months Ended March 31, 2015 and 2014

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six months ended March 31,		Change
	2014	2015	$	%
Net revenues	$74,044	$6,145	$(67,899)	(91.7)
Cost of revenues	(68,882)	(5,389)	63,493	(92.2)
Gross profit	5,162	756	(4,406)	(85.4)
Operating expenses:
Research and development expenses	2,512	106	(2,406)	(95.8)
Sales and marketing expenses	2,697	38	(2,659)	(98.6)
General and administrative expenses	6,623	1,020	(5,603)	(84.6)
Total operating expenses	11,832	1,164	(10,668)	(90.2)
Operating loss	(6,670)	(408)	6,262	(93.9)
Finance costs, net	(10,592)	16	10,608	(100.2)
Government grant income	52	23,215	23,163	44,544.2
Other income	688	(85)	(773)	(112.4)

(Loss) profit before income tax and discontinued operations	(16,522)	22,738	39,260	(237.6)
Income tax expenses	(16)	(5,804)	(5,788)	36,175.0
(Loss) profit before discontinued operations, net of tax	(16,538)	16,934	33,472	202.4
Income from discontinued operations, net of tax	1,991	1,522	(469)	(23.6)
Net (loss) profit	$(14,547)	$18,456	$33,003	(226.9)

Net revenues. Net revenues were $6.1 million for the six months ended March 31, 2015, as compared to $74.0 million for the same period in 2014, representing a decrease of $67.9 million, or 91.7%. The decrease was primarily attributable to the disposal of BAK International and its subsidiaries that manufactured prismatic, cylindrical and lithium polymer cells. After June 30, 2014, we generated revenue from sales of high-power lithium battery cells mainly manufactured by BAK Tianjin under our outsourcing arrangements with them.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Six Months Ended December 31,
	2014	2015
Prismatic cells
Aluminum-case cells	$21,125	$-
Battery packs	32,749	-
Cylindrical cells	5,937	-
Lithium polymer cells	7,182	-
High-power lithium battery cells	7,051	6,145
Total	$74,044	$6,145

The following table sets forth the breakdown of our net revenues from reconditioned and normal products for the six months ended March 31, 2014. We did not generate any sales from reconditioned products during the six months ended March 31, 2015.

	Six Months Ended March 31, 2014
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$18,540	$2,585	$21,125
Battery packs	6,291	26,458	32,749
Cylindrical cells	-	5,937	5,937
Lithium polymer cells	6,266	916	7,182
High-power lithium battery cells	-	7,051	7,051
	$31,097	$42,947	$74,044

The following table sets forth certain information related to high-power lithium battery cells for the six months ended March 31, 2014 and 2015, respectively.

	Six months ended March 31,		Change
	2014	2015	$	%
Net revenues	$7,051	$6,145	$(906)	(12.8)
Cost of sales	(6,498)	(5,389)	1,109	(17.1)
Gross profit	$553	$756	$203	36.7

Sales from high-power lithium battery cells for the six months ended March 31, 2015 decreased by $0.91 million, or 12.8%, from $7.05 million for the six months ended March 31, 2014 to $6.15 million in the same period of 2015. The decrease was mainly attributable to a decrease of 16.8% in average selling price that outweighed an increase of 4.8% in sales volume. The decrease in average selling price and the increase in sales volume were mainly due to a change of our product mix from the sale of high-power lithium cells for light electric vehicles in 2014 to those used for uninterruptable power supplies with a relatively lower selling unit price in 2015.

Cost of revenues. Cost of revenues decreased to $5.4 million for the six months ended March 31, 2015, as compared to $68.9 million for the same period in 2014, a decrease of $63.5 million, or 92.2%. Included in cost of revenues were write downs of obsolete inventories of $5.6 million for the six months ended March 31, 2014 and nil for the same period of 2015. We write down the inventory value whenever there is an indication that they are impaired. However, further write-downs may be necessary if market conditions continue to deteriorate. Also, as we disposed of the major subsidiaries which generated most of our sales in 2014, our sales revenue and cost of sales decreased substantially in the same period of fiscal 2015.

Gross profit. Gross profit for the six months ended March 31, 2015 was $0.8 million, or 12.3% of net revenues, as compared to a gross profit of $5.2 million, or 7.0% of net revenues, for the same period in 2014. The improvement in our gross profit percentage was largely due to the fact that there was no write-down of inventory or reconditioned products being sold at a loss during the six months ended March 31, 2015 as compared to the same period of 2014.

Research and development expenses. Research and development expenses decreased to $0.1 million for the six months ended March 31, 2015, as compared to $2.5 million for the same period in 2014, a decrease of $2.4 million, or 95.8%. This decrease was mainly because we only carried out quality control and did not incur any overseas sales or conduct any R&D projects after the disposal of BAK International. Therefore, no certification fees were incurred for overseas sales and no materials were consumed for R&D projects in fiscal year 2015.

Sales and marketing expenses. Sales and marketing expenses decreased to $0.04 million for the six months ended March 31, 2015, as compared to $2.7 million for the same period in 2014, a decrease of $2.7 million, or 98.6%, primarily due to our disposal of former subsidiaries which contributed most of our prior period expense. As a percentage of revenues, sales and marketing expenses have decreased to 0.6% for the six months ended March 31, 2015, from 3.6% for the same period in 2014, primarily because we did not expand our sales team before our commercial operations of the Dalian site.

General and administrative expenses. General and administrative expenses decreased to $1.0 million for the six months ended March 31, 2015, as compared to $6.6 million for the same period in 2014, a decrease of $5.6 million, or 84.6%. The decrease was mainly because of the reduction of headcount and operating expenses after the disposal of BAK International.

Operating loss. As a result of the above, our operating loss totaled $0.4 million for the six months ended March 31, 2015, as compared to $6.7 million for the same period in 2014, a decrease of $6.3 million, or 93.8%

Finance costs, net. As we are in the process of constructing our Dalian site, interest expenses incurred on bank borrowings were capitalized as construction in progress during the quarter ended March 31, 2015. In the same period of the prior year, we incurred interest expense on our bank borrowings and loans from unrelated third parties.

Government grant income. Government grant income increased to $23.2 million for the six months ended March 31, 2015, as compared to $52,000 for the same period last year. This was mainly due to the recognition of the subsidy of $23.2 million from the Management Committee of Dalian Economic Zone granted to finance the projected operating loss incurred during the move and construction of our new facilities in Dalian.

Income tax expense. Income tax expense was $5.8 million for the six months ended March 31, 2015 due to the deferred tax impact of the government subsidies recognized, as compared to $16,000 income tax expense for the same period in 2014.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax represents the income from the leasing and management of our Research and Development Centre in Shenzhen. During the six months ended March 31, 2014, this leasing and management operation generated revenue of $2.6 million, and a profit of $2.0 million. Income from discontinued operations in 2015 represents an adjustment to the gain on disposal of subsidiaries from discontinued operations previously recorded in fiscal 2014. Upon disposal of BAK International and its subsidiaries (collectively the “Disposal Group”) in June 2014, the Disposal Group owed us a sum of $17.8 million. Our management evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. In fiscal 2015, we determined that $1.5 million was recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations in 2015.

Net (loss) profit. As a result of the foregoing, we had a net profit of $18.5 million for the six months ended March 31, 2015, compared to a net loss of $14.5 million for the six months ended March 31, 2014.

Liquidity and Capital Resources

Before the foreclosure of the pledged ownership of BAK International, we had historically financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, factoring of bills receivable to banks and issuance of capital stock. During the three months ended March 31, 2015, we were primarily financed by short-term bank loans and other short-term loans and endorsing bills receivable to suppliers.

As of March 31, 2015, we had cash and cash equivalents of $495,258. Our total current assets were $10.2 million and our total current liabilities were $20.4 million, which result in a net working capital deficiency of $10.3 million. These factors raise substantial doubts about our ability to continue as a going concern. In October 2014, we received a subsidy of $7.4 million (RMB46.2 million) from Dalian government equivalent to the costs of land use rights. The subsidy is used to construct the new manufacturing site in Dalian. In addition, we obtained a short term bank loan of $4.8 million (RMB30 million) from Bank of Dandong for a period from August 19, 2014 to August 18, 2015. The short term bank loan is bearing fixed interest at 7.8% per annum and was guaranteed by Shenzhen BAK and Mr. Xiangqian Li.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six Months Ended March 31,
	2014	2015
Net cash used in operating activities	$(3,225)	$(1,237)
Net cash (used in) provided by investing activities	(15,304)	4,566
Net cash provided by (used in) financing activities	13,032	(3,815)
Effect of exchange rate changes on cash and cash equivalents	(52)	(10)
Net decrease in cash and cash equivalents	(5,549)	(496)
Cash and cash equivalents at the beginning of period	13,998	991
Cash and cash equivalents at the end of period	$8,449	$495

Operating Activities

Net cash used in operating activities was $1.2 million in the six months ended March 31, 2015, as compared to net cash used in operating activities of $3.2 million in the same period in 2014. The net cash used in operating activities in 2015 was mainly attributable to the increase of trade accounts receivable by $4.6 million offset by the increase of the accounts payable to a former subsidiary and accounts payable of $1.6 million and a decrease in inventories of $2.1 million.

Investing Activities

Net cash provided by investing activities was $4.6 million for the six months ended March 31, 2015, as compared to net cash used in investing activities of $15.3 million in the same period of 2014. We received a deferred government subsidy of $7.5 million and $1.4 million from our former subsidiary for the six months ended March 31, 2015, offset by the purchase of property, plants and equipment and payment of construction in progress of $4.2 million.

Financing Activities

Net cash used in financing activities was $3.8 million in the six months ended March 31, 2015, compared to net cash provided by financing activities of $13.0 million during the same period in 2014. In the six months ended March 31, 2015, we repaid a total of $5.6 million in short term loans to related and unrelated third parties, offset by new short term loans of $1.8 million from related and unrelated parties.

Capital Expenditures

We incurred capital expenditures of $4.3 million and $7.9 million in the six months ended March 31, 2015 and 2014, respectively. Our capital expenditures in fiscal 2015 were used primarily to finance the construction and purchase of equipment and machineries for our production plant at our Dalian facility.

We estimate that our total capital expenditures for the remainder of fiscal year 2015 will reach approximately $8.1million. Such funds will be used to purchase manufacturing equipment and for the construction of the production plant at our new Dalian facility.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2015:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than 1		3 - 5	More than 5
	Total	year	1 - 3 years	years	years
Contractual Obligations
Short-term bank loans	$4,838	4,838	$-	$-	$-
Advance from a related third party	651	651
Advances from unrelated third parties	684	684	-	-	-
Capital injection to Dalian BAK Power and Dalian BAK Trading	25,400	25,400	-	-	-
Capital commitments for construction of buildings	2,743	2,743	-	-	-
Capital commitments for purchase of equipment	329	329	-	-	-
Future interest payment on short-term bank loans	146	146	-	-	-
Total	$34,791	34,791	$-	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2015.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2015.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the second quarter of our fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4       MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.        EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2015	CHINA BAK BATTERY, INC.

By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer

By:	/s/ Wenwu Wang
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T