Form 10-Q
period 2015-06-30
CHINA BAK BATTERY INC
filed 2015-08-19
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Yes [X]      No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes[X]      No[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[   ]      No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 17, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,709,595

Quarterly Report on Form 10-Q
Period Ended June 30, 2015

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014

Contents	Page(s)
Condensed Consolidated Balance Sheets as of September 30, 2014 and June 30, 2015 (unaudited)	F-2
Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended June 30, 2015 and 2014 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended June 30, 2015 and 2014 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6-F-24

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of September 30, 2014 and June 30, 2015
(In US$)

		September 30,	June 30,
	Note	2014	2015
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$991,519	$11,554,163
Trade accounts receivable, net	2	1,013,641	5,269,189
Inventories	3	2,648,098	4,004,479
Prepayments and other receivables	4	589,864	3,841,714
Receivable from former subsidiaries, net	5	7,261,089	-
Prepaid land use rights, current portion	8	183,048	181,258

Total current assets		12,687,259	24,850,803

Property, plant and equipment, net	6	124,255	12,152,968
Construction in progress	7	22,187,315	20,916,925
Prepaid land use rights, non-current	8	8,969,352	8,723,066

Total assets		43,968,181	66,643,762
Liabilities
Current liabilities
Short-term bank loans	9	$4,887,426	12,905,724
Other short-term loans	10	5,552,117	11,955,520
Accounts payable		-	487,931
Trade payable to a former subsidiary	5	-	2,555,860
Advance from a former subsidiary	5	-	77,134
Accrued expenses and other payables	11	13,427,130	12,092,200
Deferred government grants, current	12	24,437,131	186,125
Deferred tax liabilities, current	13	-	267,524

Total current liabilities		48,303,804	40,528,018

Deferred government grants, non-current	12	-	7,238,974
Deferred tax liabilities, non-current	13	-	5,499,994

Total liabilities		48,303,804	53,266,986

Commitments and contingencies	17

Shareholders' (deficit) equity
Common stock $0.001 par value; 500,000,000 and 200,000,0000 authorized as of September 30, 2014 and June 30, 2015 ; 12,763,803 issued as of September 30, 2014 and June 30, 2015; 12,619,597 outstanding as of September 30, 2014 and June 30, 2015		12,763	12,763
Donated shares		14,101,689	14,101,689
Additional paid-in capital		127,438,362	127,630,791
Accumulated deficit		(141,796,196)	(124,294,248)
Accumulated other comprehensive income		(25,631)	(7,609)
		(269,013)	17,443,386
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders' (deficit) equity		(4,335,623)	13,376,776

Total liabilities and shareholder's (deficit) equity		$43,968,181	66,643,762

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive (loss) income
For the three and nine months ended June 30, 2014 and 2015
(Unaudited)
(In US$ except for number of shares)

		Three months ended June 30,		Nine months ended June 30,
	Note	2014	2015	2014	2015
Net revenues		$47,994,846	$2,452,692	$122,039,250	$8,598,106
Cost of revenues		(43,675,974)	(2,226,039)	(112,558,168)	(7,615,029)
Gross profit		4,318,872	226,653	9,481,082	983,077
Operating expenses:
Research and development expenses		(1,469,263)	(620,164)	(3,981,130)	(726,110)
Sales and marketing expenses		(1,807,268)	(41,175)	(4,504,284)	(79,558)
General and administrative expenses		(3,920,264)	(779,860)	(11,912,505)	(1,800,336)
(Provision for) recovery of doubtful accounts		(729,415)	-	639,390	-
Total operating expenses		(7,926,210)	(1,441,199)	(19,758,529)	(2,606,004)
Operating loss		(3,607,338)	(1,214,546)	(10,277,447)	(1,622,927)
Finance cost, net		(6,193,187)	(64,429)	(16,785,103)	(48,459)
Government grant income (expense)		22,413	(11,242)	74,532	23,204,113
Other income (expenses)		(51,318)	(11,635)	636,343	(96,676)
(Loss) profit before income tax and discontinued operations		(9,829,430)	(1,301,852)	(26,351,675)	21,436,051
Income tax credit (expenses)	13	-	32,851	(16,474)	(5,770,683)
(Loss) profit before discontinued operations, net of tax		(9,829,430)	(1,269,001)	(26,368,149)	15,665,368
Income from discontinued operations, net of tax		46,936,251	315,061	48,928,143	1,836,580
Net (loss) profit		37,106,821	(953,940)	22,559,994	17,501,948
Other comprehensive income
Release of foreign currency translation adjustment upon disposal of subsidiaries		(39,008,449)	-	(39,008,449)	-
Foreign currency translation adjustment		(182,152)	15,787	1,102,650	18,022
		(39,190,601)	15,787	(37,905,799)	18,022
Comprehensive income (loss)		(2,083,780)	(938,153)	(15,345,805)	17,519,970
(Loss) earnings per share - Basic	15
- From continuing operations		(0.77)	(0.10)	(2.07)	1.23
- From discontinued operations		3.69	0.02	3.85	0.14
		2.92	(0.08)	1.78	1.37
(Loss) earnings per share - Diluted	15
- From continuing operations		(0.77)	(0.10)	(2.07)	1.23
- From discontinued operations		3.69	0.02	3.85	0.14
		2.92	(0.08)	1.78	1.37

Weighted average number of shares of common stock:
- Basic		12,714,597	12,720,229	12,709,524	12,719,808
- Diluted		12,714,597	12,720,229	12,709,524	12,722,125

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the nine months ended June 30, 2014 and 2015
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	of shares	Amount	Shares	capital	reserves	deficit	income	of shares	Amount	equity
Balance as of October 1, 2013	12,763,803	$12,763	$14,101,689	$127,349,617	$7,786,157	$(226,366,718)	$37,910,937	(144,206)	$(4,066,610)	$(43,272,165)

Net profit	-	-	-	-	-	22,559,994	-	-	-	22,559,994

Disposal of subsidiaries	-	-	-	-	(7,786,157)	46,794,606	(39,008,449)	-	-	-

Share-based compensation for employee stock awards	-	-	-	87,606	-	-	-	-	-	87,606

Foreign currency translation adjustment	-	-	-	-	-	-	1,102,650	-	-	1,102,650

Balance as of June 30, 2014	12,763,803	$12,763	$14,101,689	$127,437,223	$-	$(157,012,118)	$5,138	(144,206)	$(4,066,610)	$(19,521,915)

Balance as of October 1, 2014	12,763,803	$12,763	$14,101,689	$127,438,362	$-	$(141,796,196)	$(25,631)	(144,206)	$(4,066,610)	$(4,335,623)

Net profit	-	-	-	-	-	17,501,948	-	-	-	17,501,948

Share-based compensation for employee and director stock awards	-	-	-	192,429	-	-	-	-	-	192,429

Foreign currency translation adjustment	-	-	-	-	-	-	18,022	-	-	18,022

Balance as of June 30, 2015	12,763,803	$12,763	$14,101,689	$127,630,791	$-	$(124,294,248)	$(7,609)	(144,206)	$(4,066,610)	$13,376,776

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the nine months ended June 30, 2014 and 2015
(Unaudited)
(In US$)

	Nine months ended June 30,
	2014	2015
Cash flows from operating activities
Net profit	$22,559,994	$17,501,948
Income from discontinued operations, net of tax	(48,928,143)	(1,836,580)
Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation and amortization	8,251,510	259,013
Recovery of doubtful debts	(639,390)	-
Write-down of inventories	8,752,543	-
Share-based compensation	87,606	192,429
Deferred government grants	(245,887)	(23,204,113)
Deferred tax liabilities	-	5,770,683
Exchange loss (gain)	375,127	(29,433)
Changes in operating assets and liabilities:
Trade accounts receivable	(13,992,484)	(4,619,132)
Inventories	7,163,543	(755,529)
Prepayments and other receivables	(8,768,517)	(1,091,475)
Accounts payable	(22,626,190)	488,199
Accrued expenses and other payables	24,964,173	191,663
Trade payable to a former subsidiary	-	523,058
Net cash used in continuing operations	(23,046,115)	(6,609,269)
Net cash provided by discontinued operations	3,615,638	-
Net cash used in operating activities	(19,430,477)	(6,609,269)
Cash flows from investing activities
Disposal of subsidiaries, net of cash disposed of $4,163,555	(4,163,555)	-
Increase in pledged deposits	7,990,705	-
Deferred government grant	-	7,449,075
Purchases of property, plant and equipment and construction in progress	(8,456,929)	(7,070,412)
Purchase of intangible assets	(15,825)	-
Net cash (used in) provided by continuing operations	(4,645,604)	378,663
Net cash (used in) provided by discontinued operations	(3,296,571)	1,520,782
Net cash (used in) provided by investing activities	(7,942,175)	1,899,445
Cash flows from financing activities
Proceeds from borrowings	91,614,488	8,070,504
Repayment of borrowings	(178,695,284)	-
Borrowings from related party	-	3,553,864
Repayment to related party	-	(868,817)
Borrowings from unrelated parties	121,232,353	9,252,699
Repayment of borrowings from unrelated parties	(20,554,868)	(4,726,087)
Net cash provided by financing activities	13,596,689	15,282,163
Effect of exchange rate changes on cash and cash equivalents	49,452	(9,695)
Net (decrease) increase in cash and cash equivalents	(13,726,511)	10,562,644
Cash and cash equivalents at the beginning of period	13,998,626	991,519
Cash and cash equivalents at the end of period	$272,115	$11,554,163
Non-cash transactions:
Purchase of inventories offset against receivables from former subsidiaries	$-	$618,389
Purchase of property, plant and equipment (inclusive of VAT) offset against receivables from former subsidiaries	$-	$4,393,535
Removal expenditures offset against government grants	$-	$1,007,399
Depreciation expenses offset against government grants	$-	$19,901
Accounts receivable offset against advance from a related company	$-	$351,335
Bill receivable discounted to the bank	$913,517	$-
Receivable from a former subsidiary offset against advance from a related company	$-	$403,304
Transfer of construction in progress to property, plant and equipment	$3,391,846	$12,150,057
Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$8,688,340	$-

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2014 and 2015
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
For the three and nine months ended June 30, 2014 and 2015
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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of June 30, 2015 amounted to 73,749 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

Pursuant to the Li Settlement Agreement, the 2008 Settlement Agreements and upon the release of the 217,955 escrow shares relating to the fiscal year 2006 performance threshold to the relevant investors, neither Mr. Li or the Company have any obligations to the investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

As of June 30, 2015, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On August 14, 2013, Dalian BAK Trading Co., Ltd (“Dalian BAK Trading”) was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000 (Note 17(i)). Pursuant to Dalian BAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to Dalian BAK Trading on or before August 14, 2015. Up to the date of this report, the Company has contributed $100,000 to Dalian BAK Trading in cash.

On December 27, 2013, Dalian BAK Power Battery Co., Ltd (“Dalian BAK Power”) was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000 (Note 17(i)). Pursuant to Dalian BAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to Dalian BAK Power on or before December 27, 2015. Up to the date of this report, the Company has contributed $14,466,384 to Dalian BAK Power through an injection of a series of patents and cash of $9,466,384.

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

After the disposal of BAK International Limited and its subsidiaries effective on June 30, 2014, and as of September 30, 2014 and June 30, 2015, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian BAK Trading Co., Ltd. (“Dalian BAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian BAK Power Battery Co., Ltd. (“Dalian BAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC.

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
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

Pursuant to a memorandum of understanding with the buyer of the Company’s former subsidiaries dated August 20, 2014, Mr. Xiangqian Li remains as a director of BAK International, Shenzhen BAK, BAK Battery and BAK Tianjin until Shenzhen BAK’s full settlement of its bank loans of $63.1 million expiring on various dates through March 2015. Shenzhen BAK renewed the banking loans with Agricultural Bank of China of $67.8 million expiring on April 14, 2016. On May 21, 2015, BAK Asia New Energy Holding Limited (“formerly known as Asia Zhi Li New Energy Holding Limited”), the shareholder of BAK International Limited agreed to indemnify Mr. Li from any loss as a result of the default of repayment of bank loans by Shenzhen BAK. Mr Li should not participate in any operational and managerial decision making of these entities.

The Company had a working capital deficiency, accumulated deficit from recurring net losses incurred for prior years and short-term debt obligations as of September 30, 2014 and June 30, 2015. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The Company obtained a short term bank loan of $4.8 million (RMB30 million) which is bearing fixed interest at 7.8% per annum from Bank of Dandong for the period from August 19, 2014 to August 18, 2015. This short term bank loan was guaranteed by Shenzhen BAK and Mr. Li. The Company repaid this bank loan in August 2015 and borrowed a new loan of $4.8 million (RMB 30 million) under the banking facilities letter dated June 22, 2015.

On June 22, 2015, Dalian BAK Power entered into a banking facility letter with Bank of Dandong to provide a maximum loan amount of $19.4 million (RMB120 million) to June 22, 2016. The banking facilities were guaranteed by Shenzhen BAK, Mr. Li, and his wife, Ms. Xiaoqiu Yu. The facilities were also secured by Dalian BAK Power’s buildings, construction in progress, prepaid land use rights and machineries. On June 25, 2015, the Company borrowed another loan of $8.1 million (RMB50 million) from Bank of Dandong for a period from June 25, 2015 to June 22, 2016, bearing fixed interest at 7.84% per annum. As of June 30, 2015, the Company had $12.9 million outstanding on the banking facilities, and $6.5 million available for borrowing. The Company plans to raise further financing from local banks to meet its daily cash demands if required.

However, there can be no assurance that the Company will be successful in obtaining further financing. The Company believes that with the significant reduction of liabilities and disposal of traditionally low margin battery business after the foreclosure of BAK International Limited, it can continue as a going concern and return to profitability.

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

The following table presents the components of discontinued operations in relation to the property leasing and management business reported in the condensed consolidated statement of operations and comprehensive (loss) income for the three and nine months ended June 30, 2014 and 2015:

	Three months ended June 30,		Nine months ended June 30,
	2014	2015	2014	2015
Net revenues	$1,459,719	$-	$4,069,146	$-
Cost of revenues	(301,935)	-	(919,470)	-
	1,157,784	-	3,149,676	-
Gain on disposal of subsidiaries	45,778,467	-	45,778,467	-
Recovery of doubtful accounts (note 5)	-	315,061	-	1,836,580
Income from discontinued operations, net of tax	$46,936,251	$315,061	$48,928,143	$1,836,580

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2014 and 2015
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

In February 2015, the FASB issued ASU 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

2.	Trade Accounts Receivable, net

Trade accounts receivable as of September 30, 2014 and June 30, 2015 consisted of the following:

	September 30,	June 30,
	2014	2015
Trade accounts receivable	$1,013,641	$5,248,670
Less: Allowance for doubtful accounts	-	-
	1,013,641	5,248,670
Bills receivable	-	20,519
	$1,013,641	$5,269,189

3.	Inventories

Inventories as of September 30, 2014 and June 30, 2015 consisted of the following:

	September 30,	June 30,
	2014	2015
Raw materials	$9,187	$52,269
Finished goods	2,638,911	3,952,210
	$2,648,098	$4,004,479

During the three months ended June 30, 2014 and 2015, write-downs of obsolete inventories to lower of cost or market of $3,105,534 and nil, respectively, were charged to cost of revenues.

During the nine months ended June 30, 2014 and 2015, write-downs of obsolete inventories to lower of cost or market of $8,752,543 and nil, respectively, were charged to cost of revenues.

4.	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2014 and June 30, 2015 consisted of the following:

	September 30,	June 30,
	2014	2015
Value added tax recoverable	$570,577	$3,081,375
Prepayments to suppliers	-	464,198
Deposits	-	151,003
Staff advances	5,028	72,914
Prepaid operating expenses	2,750	72,224
Others	11,509	-
	$589,864	$3,841,714

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

5.	Receivables from Former Subsidiaries, trade payable to and advance from former subsidiaries

Receivable from former subsidiaries as of September 30, 2014 and June 30, 2015 consisted of the following:

	September 30,	June 30,
	2014	2015
Shenzhen BAK	$1,856,356	$-
BAK Tianjin	7,261,089	-
	9,117,445	-
Allowance for doubtful debts	(1,856,356)	-
Carrying amount	$7,261,089	$-

Upon disposal of the Disposal Group in June 2014, the Disposal Group owed the Company a sum of $17.8 million. Management of the Company evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. During the three and nine months ended June 30, 2015, the Company determined that $0.3 million and $1.8 million were recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations for the three and nine months ended June 30, 2015.

Trade payable to a former subsidiary as of September 30, 2014 and June 30, 2015 consisted of the following:

	September 30,	June 30,
	2014	2015
BAK Tianjin	$-	$2,555,860

Balance at June 30, 2015 included payables for purchase of machinery and equipment of $2,025, 273 from BAK Tianjin.

Advance from a former subsidiary as of September 30, 2014 and June 30, 2015 consisted of the following:

		September 30,	June 30,
		2014	2015
Shenzhen BAK	$	- $	77,134

This amount is unsecured, non-interest bearing and repayable on demand.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

6.	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2014 and June 30, 2015 consisted of the following:

	September 30,	June 30,
	2014	2015
Buildings	$-	$8,536,704
Machinery and equipment	-	3,603,616
Office equipment	19,999	20,747
Motor vehicles	118,821	126,484
	138,820	12,287,551
Accumulated depreciation	(14,565)	(134,583)
Carrying amount	$124,255	$12,152,968

Depreciation expense for the three and nine months ended June 30, 2014 and 2015 is included in the condensed consolidated statements of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2015	2014	2015
Cost of revenues	$1,415,904	$-	$4,706,625	$-
Research and development expenses	149,372	99,917	396,926	99,917
Sales and marketing expenses	27,357	-	84,194	-
General and administrative expenses	800,203	7,050	2,490,383	20,309
	$2,392,836	$106,967	$7,678,128	$120,226

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment of its property, plant and equipment for the three and nine months ended June 30, 2014 and 2015.

During the three and nine months ended June 30, 2015, the Company purchased machinery and equipment from BAK Tianjin totaled $2.0 million and $6.4 million, respectively.

7.	Construction in Progress

Construction in progress as of September 30, 2014 and June 30, 2015 consisted of the following:

	September 30,	June 30,
	2014	2015
Construction in progress	$21,760,746	$20,847,703
Prepayment for acquisition of property, plant and equipment	426,569	69,222
Carrying amount	$22,187,315	$20,916,925

Construction in progress as of September 30, 2014 and June 30, 2015 was mainly comprised of capital expenditures for the construction of the facilities and production lines of Dalian BAK Power.

For the three months ended June 30, 2014 and 2015, the Company capitalized interest of $26,943 and $103,023, respectively, to the cost of construction in progress.

For the nine months ended June 30, 2014 and 2015, the Company capitalized interest of $345,443 and $294,064, respectively, to the cost of construction in progress.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

8.	Prepaid Land Use Rights, net

Prepaid land use rights as of September 30, 2014 and June 30, 2015 consisted of the followings:

	September 30,	June 30,
	2014	2015
Prepaid land use rights	$9,152,400	$9,062,926
Accumulated amortization	-	(158,602)
	$9,152,400	$8,904,324
Less: Classified as current assets	(183,048)	(181,258)
	$8,969,352	$8,723,066

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $8,561,334 (RMB53.1 million). Other incidental costs incurred totaled $501,592 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $150,712 and $45,284 for the three months ended June 30, 2014 and 2015 and $418,720 and $158,688 for the nine months ended June 30, 2014 and 2015, respectively.

9.	Short-term Bank Loans

As of September 30, 2014 and June 30, 2015, the Company had short term bank borrowings of $4,887,426 and $12,905,724, respectively.

On August 13, 2014, the Company borrowed $4,839,645 (RMB30 million) from Bank of Dandong for a period from August 19, 2014 to August 18, 2015, bearing interest at 7.8% per annum. The loan was guaranteed by Mr. Xiangqian Li, the Company’s CEO and Shenzhen BAK, a former subsidiary of the Company. On August 18, 2015, the Company repaid the bank loan and borrowed a new loan of $4,839,645 (RMB 30 million) under the banking facilities letter dated June 22, 2015 from Bank of Dandong for a period from August 18, 2015 to June 22, 2015, bearing interest at 7.84% per annum.

On June 22, 2015, the Company entered into a banking facilities letter with Bank of Dandong to provide a maximum loan amount of $19,358,585 (RMB120,000,000) up to June 2016. The banking facilities were guaranteed by Mr. Xiangqian Li, the Company’s CEO and his wife, Ms. Xiaoqiu Yu, and Shenzhen BAK, a former subsidiary of the Company. The facilities were also secured by the Company’s assets with the following carrying amount:

	September 30,	June 30,
	2014	2015
Prepaid land use rights (note 8)	$-	$8,904,324
Buildings	-	7,232,594
Machinery and equipment	-	3,522,249
Construction in progress	-	14,675,149
	-	34,334,316

The Company borrowed another loan of $8,066,077 (RMB50 million) from Bank of Dandong for a period from June 25, 2015 to June 22, 2016, bearing interest at 7.84% per annum. As of June 30, 2015, the Company had $12,905,724 outstanding on the banking facilities, and $6,452,861 available for borrowing.

During the three months ended June 30, 2014 and 2015, interest of $1,101,889 and $103,023, respectively, was incurred on the Company's bank borrowings.

During the nine months ended June 30, 2014 and 2015, interest of $5,693,738 and $294,064, respectively, was incurred on the Company's bank borrowings.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

10.	Other Short-term Loans

Other short-term loans as of September 30, 2014 and June 30, 2015 consisted of the following:

		September 30,	June 30,
	Note	2014	2015
Advance from a related company
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$651,657	$2,474,470
– Mr. Xiangqian Li, the Company’s CEO	(b)	-	100,000
		651,657	2,574,470
Advances from unrelated third parties	(c)
– HK Golden Fortune Trade Co Limited		-	1,500,000
– Hong Kong Ou Yuan Investment Limited		-	89,997
– Light Power Limited		-	1,599,968
– Maoru Wine Business Limited		-	319,982
– Shengjia International Industrial Limited		-	3,227,152
– Shengjin Dress Limited		-	479,974
– Smart Linkage Corporation Limited			249,982
– Wanfeng (Hong Kong) Development Company Limited		-	499,962
– Mr. Jianqiang Han		-	629,154
– Mr. Longqian Peng		162,915	129,057
– Mr. Mingzhe Li		382,848	171,646
– Mr. Shengdan Qiu		4,354,697	290,379
– Others		-	193,797
		4,900,460	9,381,050
		$5,552,117	$11,955,520

(a)

The Company received an advance from Tianjin New Energy, a related company under the common control of Mr. Xiangqian Li, the Company’s CEO, which was unsecured, non-interest bearing and repayable on demand. For the three and nine months ended June 30, 2015, the Company generated revenue of nil and $300,286 from Tianjin New Energy, and the related trade receivables was offset against the advance from Tianjin New Energy as of June 30, 2015.

(b)	Advances from Mr. Xiangqian Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

During the three months ended June 30, 2014 and 2015, interest of $5,149,806 and nil, respectively, was incurred on the Company’s other short-term loans.

During the nine months ended June 30, 2014 and 2015, interest of $11,687,780 and nil, respectively, was incurred on the Company’s other short-term loans.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

11.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2014 and June 30, 2015 consisted of the following:

	September 30,	June 30,
	2014	2015
Construction costs payable	$10,935,000	$9,399,456
Liquidated damages (note)	1,210,119	1,210,119
Equipment purchase payable	536,239	553,140
Customer deposits	143,524	210,396
Accrued staff costs	65,978	188,884
Other payables and accruals	536,270	530,205
	$13,427,130	$12,092,200

Note:

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10- K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10- K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of September 30, 2014 and June 30, 2015, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of September 30, 2014 and June 30, 2015, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

12.	Deferred Government Grants

Deferred government grants as of September 30, 2014 and June 30, 2015 consist of the following:

	September 30,	June 30,
	2014	2015
Total government grants	$24,437,131	$7,425,099
Less: Current portion	(24,437,131)	(186,125)
Non-current portion	$-	$7,238,974

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. During the three and nine months ended June 30, 2015, the Company recognized nil and $23,204,113 as income after offset of the related removal expenditures of $1,007,399. No such income or offset was recognized in fiscal 2014.

On October 17, 2014, the Company received a subsidy of $7,444,989 (RMB46,150,000) pursuant to an agreement with the Management Committee dated July 2, 2013 for costs of land use rights and to be used to construct the new manufacturing site in Dalian. Part of the facilities had been completed and was operated in July 2015 and the Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon. The Company expects that the remaining facilities will be completed and put into operation by the end of December 2015. During the three and nine months ended June 30, 2015, the Company offset government grants of $19,901 against depreciation expenses of the Dalian facilities.

13.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes consisted of:

	Three months ended June 30,		Nine months ended June 30,
	2014	2015	2014	2015
PRC income tax:
Current	$-	$-	$16,474	$-
Deferred	-	(32,851)	-	5,770,683
	$-	$(32,851)	$16,474	$5,770,683

United States Tax
China BAK is subject to a statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three and nine months ended June 30, 2014 and 2015.

Hong Kong Tax
BAK Asia and BAK International are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and nine months ended June 30, 2014 and 2015 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax
The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three and nine months ended June 30, 2014 and 2015.

Canada States Tax
BAK Canada was subject to statutory tax rate of 38% under Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the three and nine months ended June 30, 2014.

German States Tax
BAK Europe was subject to a 25% statutory tax rate under Germany tax law. No provision for income taxes in Germany has been made as BAK Europe had no taxable income for the three and nine months ended June 30, 2014.

India Tax
BAK India was subject to a 30% statutory tax rate under India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the three and nine months ended June 30, 2014.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

13.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(a)	Income taxes in the condensed consolidated statements of comprehensive loss (income) (continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2015	2014	2015
(Loss) earnings before income taxes - continuing operations	$(9,829,430)	$(1,301,852)	$(26,351,675)	$21,436,051
United States federal corporate income tax rate	35%	35%	35%	35%
Income tax credit computed at United States statutory corporate income tax rate	(3,440,301)	(455,648)	(9,223,086)	7,502,618
Reconciling items:
Valuation allowance on deferred tax assets	2,939,065	238,141	6,147,546	285,153
Rate differential for PRC earnings	455,721	97,818	2,555,291	(2,194,794)
Non-deductible expenses	40,430	19,488	506,060	110,660
Share based payments	5,085	67,350	30,663	67,350
Others	-	-	-	(304)
Income tax (credit) expenses	$-	$(32,851)	$16,474	$5,770,683

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2014 and June 30, 2015 are presented below:

	September 30,	June 30,
	2014	2015
Deferred tax assets
Net operating loss carried forward	$12,534,160	$12,824,257
Valuation allowance	(12,534,160)	(12,824,257)
Long-term deferred tax assets	$-	$-

Deferred tax liabilities
Government grants	$-	$5,767,518
Less: current portion	-	(267,524)
Non-current portion	$-	$5,499,994

As of September 30, 2014 and June 30, 2015, the Company’s U.S. entity had net operating loss carry forwards of $35,581,443, available to reduce future taxable income which will expire in various years through 2034 and the Company’s PRC subsidiaries had net operating loss carry forwards of $690,821 and $1,851,208, respectively, which will expire in various years through 2020. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of September 30, 2014 and June 30, 2015 of approximately of nil and $16.1 million, respectively. The cumulative distributed earnings of foreign subsidiaries were included in accumulated deficit and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

As of September 30, 2014 and June 30, 2015, the Company had no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and nine months ended June 30, 2014 and 2015, and no provision for interest and penalties is deemed necessary as of June 30, 2015 and September 30, 2014.

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
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

14.	Share-based Compensation

(i)	Options

The Company grants share options to officers and employees and restricted shares of common stock to its non-employee directors as rewards for their services.

Stock Option Plan

In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan (the “Plan”). The Plan originally authorized the issuance of up to 800,000 shares of the Company’s common stock, pursuant to stock options granted under the Plan, or as grants of restricted stock. The exercise price of options granted pursuant to the Plan must be at least equal to the fair market value of the Company’s common stock at the date of the grant. Fair market value is determined at the discretion of the designated committee on the basis of reported sales prices for the Company’s common stock over a ten-business-day period ending on the grant date. The Plan will terminate on May 16, 2055. On July 28, 2008, the Company’s stockholders approved certain amendments to the Plan, including an amendment increasing the total number of shares available for issuance under the Plan to 1,600,000. On June 17, 2015, the Company’s stockholders approved an amendment to Section 1.7 of the Plan that if an option terminates without being wholly exercised, new options or restricted stock may be granted hereunder covering the number of shares to which such option termination relates. Section 1.7 of the Plan currently provides that only new options may be granted in this case.

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

A summary of share option plan activity for these options as of September 30, 2014 and June 30, 2015 is presented below:

		Weighted
		average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	shares	per share	contractual term	value (1)
Outstanding as of October 1, 2014	4,200	$14.05	1.7 years
Exercised	-
Cancelled	-
Forfeited	-

Outstanding as of June 30, 2015	4,200	$14.05	0.95 years	$-

Exercisable as of June 30, 2015	4,200	$14.05	0.95 years	$-

(1)	The intrinsic values of option at June 30, 2015 was zero since the share market value of common stock of $3.24 was lower than the exercise price of the option of $14.05 per share.

The weighted average grant-date fair value of options granted on June 22, 2009 was $12.30 per share. The Company recorded non-cash share-based compensation expense of $10,498 and nil for the three months ended June 30, 2014 and 2015, and $64,604 and nil for the nine months ended June 30, 2014 and 2015, respectively.

As of June 30, 2015, there were no unrecognized compensation costs related to the above non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

14.	Share-based Compensation (continued)

(ii)	Restricted Shares

Restricted shares granted on June 22, 2009

Pursuant to the Plan and in accordance with the China BAK Battery, Inc. Compensation Plan for Non-Employee Directors, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of 100,000 restricted shares to the Chief Executive Officer, Mr. Xiangqian Li with a fair value of $14.05 per share on June 22, 2009. In accordance with the vesting schedule of the grant, the restricted shares will vest in twenty equal quarterly installments on the first day of each fiscal quarter beginning on October 1, 2009.  As of June 30, 2015, 100,000 shares were vested and to be issued to Mr. Li. On August 17, 2015, 60,000 vested shares were issued.

The Company recorded non-cash share-based compensation expense of $4,026 and nil for the three months ended June 30, 2014 and 2015, and $23,002 and nil for the nine months ended June 30, 2014 and 2015, respectively, in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

As of June 30, 2015, there was no unrecognized stock-based compensation associated with the restricted shares granted to Mr. Xiangqian Li on June 22, 2009.

Restricted shares granted on June 30, 2015

On June 12, 2015, the Board of Director approved the China BAK Battery, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) for Employees, Directors and Consultants of the Company and its Affiliates. The maximum aggregate number of Shares that may be issued under the Plan is ten million (10,000,000) Shares.

On June 30, 2015, pursuant to the 2015 Plan, the Compensation Committee of the Company’s Board of Directors granted an aggregate of 690,000 restricted shares of the Company’s common stock, par value $0.001, to certain employees, officers and directors of the Company with a fair value of $3.24 per share on June 30, 2015. In accordance with the vesting schedule of the grant, the restricted shares will vest in twelve equal quarterly installments on the last day of each fiscal quarter beginning on June 30, 2015 (i.e. last vesting period: quarter ended March 31, 2018).

The Company recorded non-cash share-based compensation expense of $192,429 for the three and nine months ended June 30, 2015, respectively, in respect of the restricted shares granted on June 30, 2015, of which $157,569, $22,310 and $12,550 were allocated to general and administrative expenses, research and development expenses and sales and marketing expenses, respectively. As of June 30, 2015, 57,500 shares were vested and to be issued to the Company’s employees and directors, and there was unrecognized stock-based compensation of $2,043,171 associated to the above restricted shares. On August 7, 2015, 29,998 vested shares were issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and nine months ended June 30, 2014 and 2015.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

15.	(Loss) Earnings Per Share

The following is the calculation of (loss) earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2014	2015	2014	2015
Net (loss) profit from continuing operations	$(9,829,430)	$(1,269,001)	$(26,368,149)	$15,665,368
Income from discontinued operations	46,936,251	315,061	48,928,143	1,836,580
Net (loss) profit	$37,106,821	$(953,940)	$22,559,994	$17,501,948

Weighted average shares used in basic computation (note)	12,714,597	12,720,229	12,709,524	12,719,808
Diluted effect of unvested restricted shares	-	-	-	2,317
Weighted average shares used in diluted computation	12,714,597	12,720,229	12,709,524	12,722,125

(Loss) earnings per share – Basic
From continuing operations	$(0.77)	$(0.10)	$(2.07)	$1.23
From discontinued operations	3.69	0.02	3.85	0.14
	$2.92	$(0.08)	$1.78	$1.37

(Loss) earnings per share –Diluted
From continuing operations	$(0.77)	$(0.10)	$(2.07)	$1.23
From discontinued operations	3.69	0.02	3.85	0.14
	$2.92	$(0.08)	$1.78	$1.37

Note: Including 95,000 and 100,000 vested restricted shares not yet issued to Mr. Xiangqian Li as of June 30, 2014 and 2015, respectively, and nil and 57,500 vested restricted shares granted pursuant to the 2015 Plan not yet issued as of June 30, 2014 and 2015, respectively.

For the three months ended June 30, 2015, 632,500 unvested restricted shares were anti-dilutive and excluded from diluted loss per share.

For the three and nine months ended June 30, 2015, the outstanding 4,200 stock options were anti-dilutive and excluded from diluted (loss) earnings per share.

For the three and nine months ended June 30, 2014, the outstanding 4,200 stock options and 5,000 unvested restricted shares were anti-dilutive and excluded from diluted (loss) earnings per share.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, trade accounts receivable, other receivables, receivables from, payables to and trade payables to former subsidiaries, other short-term loans and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

17.	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2014 and June 30, 2015, the Company had the following contracted capital commitments:

	September 30,	June 30,
	2014	2015
For construction of buildings	$4,348,995	$2,740,692
For purchases of equipment	1,073,596	70,465
Capital injection to Dalian BAK Power and Dalian BAK TradingNote	25,400,000	18,910,708
	$30,822,591	$21,721,865

Note
On July 1, 2015, BAK Asia contributed further capital of $2,977,092 to Dalian BAK Power.

Initially, BAK Asia was required to pay the remaining capital within two years, of the date of issuance of the subsidiary’s business license according to PRC registration capital management rules. According to the revised PRC Companies Law which became effective on March 2014, the time requirement of the registered capital contribution has been abolished. As such, BAK Asia has its discretion to consider the timing of the registered capital contributions.

(ii)	Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceeding set forth below, the Company is currently not aware of any such legal proceedings or claims that the Company believe will have an adverse effect on our business, financial condition or operating results.

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
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

18.	Concentrations and Credit Risk

(a)	Concentrations

The Company had one and two customers that individually comprised 10% or more of net revenue for the three months ended June 30, 2014 and 2015, respectively, as follows:

	Three months ended June 30,
	2014			2015
Dongguan Yulong Telecom Technology Co., Ltd	$6,657,646	13.87%	$	*	*
Sichuan Pisen Electronics Co., Ltd	*	*		1,467,419	59.83%
BAK Tianjin	*	*		499,290	20.36%

* Comprised less than 10% of net revenue for the respective period.

The Company had one and two customers that individually comprised 10% or more of net revenue for the nine months ended June 30, 2014 and 2015, respectively, as follows:

	Nine months ended June 30,
	2014			2015
Tinno Mobile Techonlogy Company Limited	$13,278,638	10.88%	$	*	*
Guangdong Pisen Electronics Co., Ltd	*	*		2,191,904	25.49%
Sichuan Pisen Electronics Co., Ltd	*	*		3,444,317	40.06%

* Comprised less than 10% of net revenue for the respective period.

The Company had one and four customers that individually comprised 10% or more of accounts receivable as of September 30, 2014 and June 30, 2015, respectively, as follows:

	September 30, 2014		June 30, 2015
Guangdong Pisen Electronics Co., Ltd.	$569,444	56.17%	$969,049	18.39%
Sichuan Pisen Electronics Co., Ltd.	*	*	2,019,876	38.33%
Dongguan Juda Electronics Co., Ltd	*	*	1,045,492	19.84%
Shenzhen Max Technology Co., Ltd	*	*	653,941	12.41%

After the disposal of BAK International (Note 1) and prior to the completion of the new manufacturing site in Dalian, the Company generated its revenues from sale of batteries via subcontracting the production to BAK Tianjin, a former subsidiary. For the three and nine months ended June 30, 2015, the Company purchased inventories of $3.1 million and $6.7 million from BAK Tianjin.

For the three and nine months ended June 30, 2015, the Company generated revenue of

•	$18,030 and $82,680 from Shenzhen BAK, respectively;

•	$499,290 and $557,778 from BAK Tianjin, respectively; and

•	$17,137 and $17,137 from Zhengzhou BAK Battery Co., Ltd, a company with the common director of Mr. Xiangqian Li, the Company's CEO.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2014 and June 30, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

19.	Segment Information

The Company used to engage in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Starting from the three months ended December 31, 2013 and until June 30, 2014, the Company was also engaged in the business segment of property lease and management (see Note 1). Net revenues from continuing operations for the three and nine months ended June 30, 2014 and 2015 were as follows:

Net revenues by product:

	Three months ended June 30,		Nine months ended June 30,
	2014	2015	2014	2015
Prismatic cells
Aluminum-case cells	$3,361,596	$-	$24,486,486	$-
Battery packs	29,050,554	-	61,800,144	-
Cylindrical cells	3,341,239	-	9,277,848	-
Lithium polymer cells	9,963,279	-	17,145,636	-
High-power lithium battery cells	2,278,178	2,452,692	9,329,136	8,598,106
	$47,994,846	$2,452,692	$122,039,250	$8,598,106

Net revenues by geographic area:

	Three months ended June 30,		Nine months ended June 30,
	2014	2015	2014	2015
PRC Mainland	$44,300,448	$2,452,692	$105,513,367	$8,598,106
PRC Taiwan	644,796	-	2,952,745	-
Hong Kong, China	1,431,131	-	5,337,486	-
India	822,849	-	1,978,668	-
Others	795,622	-	6,256,984	-
	$47,994,846	$2,452,692	$122,039,250	$8,598,106

Substantially all of the Company’s long-lived assets are located in the PRC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“Company”, “we”, “us” and “our” are to the combined business of China BAK Battery, Inc., a Nevada corporation, and its consolidated subsidiaries;
•	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;
•	“Dalian BAK Trading” are to our PRC subsidiary, Dalian BAK Trading Co., Ltd.;
•	“Dalian BAK Power” are to our PRC subsidiary, Dalian BAK Power Battery Co., Ltd;
•	“China” and “PRC” are to the People’s Republic of China;
•	“RMB” are to Renminbi, the legal currency of China;
•	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;
•	“SEC” are to the United States Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended; and
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended

We completed a reverse stock split on October 26, 2012, pursuant to which every five shares of our common stock were combined into one share of common stock. All references in this report to share and per share data have been adjusted, including historical data which have been retroactively adjusted, to give effect to the reverse stock split unless specified otherwise.

Overview of Our Business

Our Dalian manufacturing facilities began its partial commercial operations in July 2015. As a result, we are engaged in the business of developing, manufacturing and selling new energy high power lithium batteries, which are mainly used in the following applications:

•	Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;
•	Light electric vehicles (“LEV”), such as electric bicycles, electric motors, sight-seeing cars; and
•	Electric tools, energy storage, uninterruptible power supply, and other high power applications.

We have received most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Such assets were acquired in exchange for a reduction in receivables from our former subsidiaries that were disposed in June 2014. We have outsourced and will continue to outsource our production to BAK Tianjin or other manufacturers until our Dalian manufacturing facility begins its full commercial operations. For the three and nine months ended June 30, 2015, Dalian BAK Power purchased batteries of approximately of $3.1 million and $6.7 million, respectively from BAK Tianjin.

We have experienced net losses from continuing operations during the past two fiscal years. We generated revenues of $2.5 million and $48.0 million for the three months ended June 30, 2015 and 2014, respectively. We incurred a net loss from our continuing operations of $9.8 million and $1.3 million for the three months ended June 30, 2014 and 2015, respectively. As of June 30, 2015, we had an accumulated deficit of $124.3 million and net assets of $13.4 million. We had a working capital deficiency and accumulated deficit from recurring net losses in prior years and short-term debt obligations maturing in less than one year as of June 30, 2015.

In October 2014, we received from Dalian government a subsidy of RMB46.2 million (approximately $7.5 million) equivalent to the costs of land use rights to be used to construct the new manufacturing site over the land use rights. We also obtained a short term bank loan of RMB30 million (approximately $4.8 million). The short term bank loan is bearing a fixed interest rate at 7.80% per annum and is guaranteed by Mr. Xiangqian Li (“Mr. Li”), our CEO, and Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). In June 2015, we received banking facilities from Bank of Dandong to provide a maximum loan amount of $19.4 million to June 2016. The banking facilities were guaranteed by Shenzhen BAK, Mr. Li and Ms. Xiaoqiu Yu, Mr Li’s wife. The banking facilities were also secured by our Dalian site’s land use right, buildings, constructions in progress and machinery and equipment. On June 25, 2015, we borrowed RMB50 million (approximately $8.1 million), with a one-year term bank loan with fixed interest bearing at 7.84% per annum under the banking facilities. As of June 30, 2015, we had $12.9 million outstanding under the banking facilities, and $6.5 million available for borrowing. We plan to renew these loans upon maturity, and plan to raise additional funds in the future to meet our daily cash demands, if required.

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

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of our 2015 fiscal year:

•	Net revenues: Net revenues decreased by $45.5 million, or 94.9%, to $2.5 million for the three months ended June 30, 2015, from $48.0 million for the same period in 2014.

•	Gross profit: Gross profit was $0.2 million for the three months ended June 30, 2015, a decrease of $4.1 million from $4.3 million for the same period in 2014.

•	Operating loss: Operating loss was $1.2 million for the three months ended June 30, 2015, reflecting an improvement of $2.4 million from an operating loss of $3.6 million for the same period in 2014.

•	Loss from continuing operations: Loss from continuing operations was $1.3 million for the three months ended June 30, 2015, representing an improvement of $8.5 million from a net loss from continuing operations of $9.8 million for the same period in 2014.

•	Income from discontinued operations: Income from our discontinued operations was $0.3 million for the three months ended June 30, 2015, compared to income from discontinued operations of $46.9 million for the same period in 2014.

•	Diluted (loss) earnings per share: Diluted loss per share was $0.08 for the three months ended June 30, 2015, as compared to diluted earnings per share of $2.92 for the same period in 2014.

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

Revenue from our discontinued operations represents rental income from commercial property leases and management and is recognized on a straight-line basis over the respective lease terms.

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

Income tax expenses. All of our PRC subsidiaries and our former PRC subsidiaries were subject to enterprise income tax at 25% for the three and nine months ended June 30, 2015 and 2014. Our PRC subsidiaries did not have any assessable income and did not incur any enterprise income tax for the three and nine months ended June 30, 2015 and 2014. Deferred tax in the three and nine months ended June 30, 2015 was incurred in relation to government subsidies recognized. Our former Canadian, German, Indian, and Hong Kong subsidiaries-BAK Canada, BAK Europe, BAK India and BAK International were subject to profits tax in their respective countries at rates of 38%, 25%, 30%, and 16.5%, respectively. However, because they did not have any assessable income derived from or arising in those countries, they had not paid any such tax for the three and nine months ended June 30, 2014.

Dalian BAK Trading and Dalian BAK Power are subject to an income tax rate of 25%. BAK Asia is subject to Hong Kong profit tax of 16.5% . Neither company has incurred any enterprise income tax since their establishment.

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

Comparison of Three Months Ended June 30, 2015 and 2014

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended June
	30,		Change
	2014	2015	$	%
Net revenues	$47,995	$2,453	$(45,542)	(94.9)
Cost of revenues	(43,676)	(2,226)	41,450	(94.9)
Gross profit	4,319	227	(4,092)	(94.7)
Operating expenses:
Research and development expenses	1,469	620	(849)	(57.8)
Sales and marketing expenses	1,807	41	(1,766)	(97.7)
General and administrative expenses	3,921	781	(3,140)	(80.1)
Provision for doubtful accounts	729	-	(729)	(100.0)
Total operating expenses	7,926	1,442	(6,484)	(81.8)
Operating loss	(3,607)	(1,215)	2,392	(66.3)
Finance costs, net	(6,193)	(64)	6,129	(99.0)
Government grant income (expense)	22	(11)	(33)	(150.0)
Other expense	(51)	(12)	39	(76.5)
Loss before income tax and discontinuing operations	(9,829)	(1,302)	8,527	(86.8)
Income tax credit	-	33	33	100.0
Net loss from continuing operations, net of tax	(9,829)	(1,269)	8,560	(87.1)
Income from discontinued operations, net of tax	46,936	315	(46,621)	(99.3)
Net profit(loss)	$37,107	$(954)	$(38,061)	(102.6)

Net revenues. Net revenues were $2.5 million for the three months ended June 30, 2015, as compared to $48.0 million for the same period in 2014, representing a decrease of $45.5 million, or 94.9% . The decrease was primarily attributable to the disposal of BAK International and its subsidiaries that manufactured prismatic, cylindrical and lithium polymer cells. After June 30, 2014, we generated revenue from sales of high-power lithium battery cells mainly manufactured by BAK Tianjin under our outsourcing arrangement with them.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Three Months Ended June 30,
	2014	2015
Prismatic cells
Aluminum-case cells	$3,361	$-
Battery packs	29,051	-
Cylindrical cells	3,341	-
Lithium polymer cells	9,964	-
High-power lithium battery cells	2,278	2,453
Total	$47,995	$2,453

The following table sets forth the breakdown of our net revenues from reconditioned and normal products for the three months ended June 30, 2014. We did not generate any sales from reconditioned products during the three months ended June 30, 2015.

(All amounts in thousands of U.S. dollars)

	Three Months Ended June 30, 2014
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$169	$3,192	$3,361
Battery packs	2,254	26,797	29,051
Cylindrical cells	-	3,341	3,341
Lithium polymer cells	6,516	3,448	9,964
High-power lithium battery cells	-	2,278	2,278
Total	$8,939	$39,056	$47,995

The following table sets forth certain information related to high-power lithium battery cells for the three months ended June 30, 2014 and 2015, respectively.

	Three months ended June 30,		Change
	2014	2015	$	%
Sales revenue	$2,278	$2,453	$175	7.7
Cost of sales	(1,390)	(2,226)	(836)	60.1
Gross profit	$888	$227	$(661)	(74.4)

Sales from high-power lithium battery cells for the three months ended June 30, 2015 increased 7.7%, from $2.3 million for the quarter ended June 30, 2014 to $2.5 million in the same period of 2015. The increase was mainly attributable to an increase of 130.0% in sales volume, offset by a decrease of 52.8% in average selling price. The increase in sales volume and the decrease in average selling price were mainly due to a change of our product mix from the sale of high-power lithium cells for light electric vehicles in 2014 to those used for uninterruptable power supplies with a relatively lower selling unit price in 2015.

Cost of revenues. Cost of revenues decreased to $2.2 million for the three months ended June 30, 2015, as compared to $43.7 million for the same period in 2014, a decrease of $41.5 million, or 94.9% . Included in cost of revenues were write downs of obsolete inventories of $3.1 million for the three months ended June 30, 2014 and nil for the same period of 2015. We write down the inventory value whenever there is an indication that they are impaired. However, further write-downs may be necessary if market conditions continue to deteriorate. Also, as we disposed of the major subsidiaries which generated most of our sales in 2014, our sales revenue and cost of sales decreased substantially in the same period of fiscal 2015.

Gross profit. Gross profit for the three months ended June 30, 2015 was $0.2 million, or 9.2% of net revenues, as compared to $4.3 million, or 9.0% of net revenues, for the same period in 2014. The improvement in our gross profit percentage was largely due to the fact that there was no write-down of inventory or reconditioned products being sold at a loss during the nine months ended June 30, 2015 as compared to the same period of 2014.

Research and development expenses. Research and development expenses decreased to $0.6 million for the three months ended June 30, 2015, as compared to $1.5 million for the same period in 2014, a decrease of $0.9 million, or 60.0% . This decrease was mainly because we only carried out quality control and did not incur any overseas sales or conduct any R&D projects after the disposal of BAK International. Therefore, no certification fees were incurred for overseas sales and no materials were consumed for R&D projects in fiscal year 2015.

Sales and marketing expenses. Sales and marketing expenses decreased to $41,175 for the three months ended June 30, 2015, as compared to $1.8 million for the same period in 2014, a decrease of $1.8 million, or 97.7%, primarily due to our disposal of former subsidiaries which contributed most of our prior period expense. As a percentage of revenues, sales and marketing expenses have decreased to 1.7% for the three months ended June 30, 2015, from 3.8% for the same period in 2014, primarily because we did not expand our sales team at the Dalian site as of June 30, 2015. We intend to expand our sales team at the Dalian site in the fourth quarter of fiscal 2015.

General and administrative expenses. General and administrative expenses decreased to $0.8 million for the three months ended June 30, 2015, as compared to $3.9 million for the same period in 2014, a decrease of $3.1 million, or 80.1% . The decrease was mainly because of reduction of headcount and operating expenses after the disposal of BAK International and the reduction of depreciation expense of office buildings after the disposal of BAK International.

Operating loss. As a result of the above, our operating loss totaled $1.2 million for the three months ended June 30, 2015, as compared to $3.6 million for the same period in 2014, a decrease of $2.4 million, or 66.3% .

Finance costs, net. As we are in the process of constructing our Dalian site, interest expenses incurred on bank borrowings were capitalized as construction in progress during the quarter ended June 30, 2015. In the same period of the prior year, we incurred interest expense on our bank borrowings and loans from unrelated third parties.

Government grant income (expense). Government grant expense was $11,000 for the three months ended June 30, 2015, as compared to unconditional government grant income of $22,000 for the same period last year.

Income tax credit. Income tax credit was $32,851 due to the reversal of the deferred tax liabilities to the extent of depreciation on property, plant and equipment for the three months ended June 30, 2015, as compared to nil for the same period in 2014.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax was $0.3 million for the three months ended June 30, 2015 as compared to $46.9 million for the same period in 2014. Income from discontinued operations, net of tax, represents the income from the leasing and management of our Research and Development Centre of our former subsidiary in Shenzhen. During the three months ended June 30, 2014, this operation generated net income of $1.1 million. We recorded an accounting profit of $45.8 million as of June 30, 2014 on disposal of BAK International and its subsidiaries (collectively the “Disposal Group”) as a result of the foreclosure (“the Disposal”), which was mainly related to the market value appreciation of our Research and Development Centre. Income from discontinued operations in 2015 represents an adjustment to the gain on disposal of subsidiaries from discontinued operations previously recorded in fiscal 2014. Upon the disposal, our former subsidiaries owed us a sum of $17.8 million. We evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. During the three months ended June 30, 2015, we determined that the remaining $0.3 million was recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations in 2015.

Net (loss) profit. As a result of the foregoing, we had a net loss of $0.9 million for the three months ended June 30, 2015, compared to a net profit of $37.1 million for the three months ended June 30, 2014.

Comparison of Nine Months Ended June 30, 2015 and 2014

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine months ended June 30,		Change
	2014	2015	$	%
Net revenues	$122,039	$8,598	$(113,441)	(93.0)
Cost of revenues	(112,558)	(7,615)	104,943	(93.2)
Gross profit	9,481	983	(8,498)	(89.6)
Operating expenses:
Research and development expenses	3,981	726	(3,255)	(81.8)
Sales and marketing expenses	4,504	80	(4,424)	(98.2)
General and administrative expenses	11,913	1,800	(10,113)	(84.9)
Recovery of doubtful accounts	(639)	-	639	(100.0)
Total operating expenses	19,759	2,606	(17,153)	(86.8)
Operating loss	(10,278)	(1,623)	8,655	(84.2)
Finance costs, net	(16,785)	(48)	16,737	(99.7)
Government grant income	74	23,204	23,130	31,256.8
Other income (expenses)	636	(97)	(733)	(115.3)
(Loss) profit before income tax and discontinued operations	(26,353)	21,436	47,789	(181.3)
Income tax expenses	(16)	(5,771)	(5,755)	35,967.5
Net loss from continuing operations, net of tax	(26,369)	15,665	42,034	(159.4)
Income from discontinued operations, net of tax	48,928	1,837	(47,091)	(96.2)
Net profit	$22,559	$17,502	$(5,057)	(22.4)

Net revenues. Net revenues were $8.6 million for the nine months ended June 30, 2015, as compared to $122.0 million for the same period in 2014, representing a decrease of $113.4 million, or 93.0% . The decrease was primarily attributable to the disposal of BAK International and its subsidiaries that manufactured prismatic, cylindrical and lithium polymer cells. After June 30, 2014, we generated revenue from sales of high-power lithium battery cells mainly manufactured by BAK Tianjin under our outsourcing arrangements with them.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Nine Months Ended June 30,
	2014	2015
Prismatic cells
Aluminum-case cells	$24,486	$-
Battery packs	61,800	-
Cylindrical cells	9,278	-
Lithium polymer cells	17,146	-
High-power lithium battery cells	9,329	8,598
Total	$122,039	$8,598

The following table sets forth the breakdown of our net revenues from reconditioned and normal products for the nine months ended June 30, 2014. We did not generate any sales from reconditioned products during the nine months ended June 30, 2015.

	Nine Months Ended June 30, 2014
	Reconditioned sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$18,709	$5,777	$24,486
Battery packs	8,545	53,255	61,800
Cylindrical cells	-	9,278	9,278
Lithium polymer cells	12,782	4,364	17,146
High-power lithium battery cells	-	9,329	9,329
Total	$40,036	$82,003	$122,039

The following table sets forth certain information related to high-power lithium battery cells for the nine months ended June 30, 2014 and 2015, respectively.

	Nine months ended June 30,		Change
	2014	2015	$	%
Sales revenue	$9,329	$8,598	$(731)	(7.8)
Cost of sales	(7,888)	(7,615)	273	(3.5)
Gross profit	$1,441	$983	$(458)	(31.8)

Sales from high-power lithium battery cells for the nine months ended June 30, 2015 decreased by $0.7 million, or 7.8%, from $9.3 million for the nine months ended June 30, 2014 to $8.6 million. The decrease was mainly attributable to an increase of 34.1% in sales volume, offset by a decrease of 31.2% in average selling price. The increase in sales volume and the decrease in average selling price were mainly due to a change of our product mix from the sale of high-power lithium cells for light electric vehicles in 2014 to those used for uninterruptable power supplies with a relatively lower selling unit price in 2015.

Cost of revenues. Cost of revenues decreased to $7.6 million for the nine months ended June 30, 2015, as compared to $112.6 million for the same period in 2014, a decrease of $104.9 million, or 93.2% . Included in cost of revenues were write downs of obsolete inventories of $8.8 million for the nine months ended June 30, 2014 and nil for the same period of 2015. We write down the inventory value whenever there is an indication that they are impaired. However, further write-downs may be necessary if market conditions continue to deteriorate. Also, as we disposed of the major subsidiaries which generated most of our sales in 2014, our sales revenue and cost of sales decreased substantially in the same period of fiscal 2015.

Gross profit. Gross profit for the nine months ended June 30, 2015 was $1.0 million, or 11.4% of net revenues, as compared to a gross profit of $9.5 million, or 7.8% of net revenues, for the same period in 2014. The improvement in our gross profit percentage was largely due to the fact that there was no write-down of inventory or reconditioned products being sold at a loss during the nine months ended June 30, 2015 as compared to the same period of 2014.

Research and development expenses. Research and development expenses decreased to $0.7 million for the nine months ended June 30, 2015, as compared to $4.0 million for the same period in 2014, a decrease of $3.3 million, or 81.8% . This decrease was mainly because we only carried out quality control and did not incur any overseas sales or conduct any R&D projects after the disposal of BAK International. Therefore, no certification fees were incurred for overseas sales and no materials were consumed for R&D projects in fiscal year 2015.

Sales and marketing expenses. Sales and marketing expenses decreased to $79,558 for the nine months ended June 30, 2015, as compared to $4.5 million for the same period in 2014, a decrease of $4.4 million, or 98.2%, primarily due to our disposal of former subsidiaries which contributed most of our prior period expense. As a percentage of revenues, sales and marketing expenses have decreased to 0.9% for the nine months ended June 30, 2015, from 3.7% for the same period in 2014, primarily because we did not expand our sales team at the Dalian site as of June 30, 2015. We intend to expand our sales team at the Dalian site in the fourth quarter of fiscal 2015.

General and administrative expenses. General and administrative expenses decreased to $1.8 million for the nine months ended June 30, 2015, as compared to $11.9 million for the same period in 2014, a decrease of $10.1 million, or 84.9% . The decrease was mainly because of the reduction of headcount and operating expenses after the disposal of BAK International and the reduction of depreciation expense of office buildings after the disposal of BAK International.

Operating loss. As a result of the above, our operating loss totaled $1.6 million for the nine months ended June 30, 2015, as compared to $10.3 million for the same period in 2014, a decrease of $8.7 million, or 84.2% .

Finance costs, net. As we are in the process of constructing our Dalian site, interest expenses incurred on bank borrowings were capitalized as construction in progress during the nine months ended June 30, 2015. In the same period of the prior year, we incurred interest expense on our bank borrowings and loans from unrelated third parties.

Government grant income. Government grant income increased to $23.2 million for the nine months ended June 30, 2015, as compared to $74,000 for the same period last year. This was mainly due to the recognition of the subsidy of $23.2 million from the Management Committee of Dalian Economic Zone granted to finance the projected operating loss incurred during the move and construction of our new facilities in Dalian.

Income tax expense. Income tax expense was $5.8 million for the nine months ended June 30, 2015 due to the deferred tax impact of the government subsidies recognized, as compared to $16,474 income tax expense for the same period in 2014.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax was $1.8 million for the nine months ended June 30, 2015 as compared to $48.9 million for the same period in 2014. Income from discontinued operations, net of tax, represents the income from the leasing and management of our Research and Development Centre of our former subsidiary in Shenzhen. During the nine months ended June 30, 2014, this operation generated net income of $3.1 million. We recorded an accounting profit of $45.8 million as of June 30, 2014 on disposal of BAK International and its subsidiaries as a result of the foreclosure described above, which was mainly related to the market value appreciation of our Research and Development Centre. Income from discontinued operations in 2015 represents an adjustment to the gain on disposal of subsidiaries from discontinued operations previously recorded in fiscal 2014. Upon the disposal, our former subsidiaries owed us a sum of $17.8 million. We evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. During the nine months ended June 30, 2015, we determined that $1.8 million was recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations in 2015.

Net profit. As a result of the foregoing, we had a net profit of $17.5 million for the nine months ended June 30, 2015, compared to a net profit of $22.6 million for the nine months ended June 30, 2014.

Liquidity and Capital Resources

Before the foreclosure of the pledged ownership of BAK International, we had historically financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, factoring of bills receivable to banks and issuance of capital stock. During the three months ended June 30, 2015, we were primarily financed by short-term bank loans and other short-term loans.

As of June 30, 2015, we had cash and cash equivalents of $11.6 million. Our total current assets were $24.9 million and our total current liabilities were $40.5 million, which result in a net working capital deficiency of $15.6 million. These factors raise substantial doubts about our ability to continue as a going concern. In October 2014, we received a subsidy of $7.4 million (RMB46.2 million) from Dalian government equivalent to the costs of land use rights. The subsidy is used to construct the new manufacturing site in Dalian. In addition, as of June 30, 2015, we obtained one-year short term bank loans of $12.9 million (RMB80 million) from Bank of Dandong, and had $6.5 million available for borrowing under the banking facilities granted by Bank of Dandong until June 22, 2016.

We will require additional cash to complete the construction of the new Dalian manufacturing facilities. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We repaid the short term bank loan of $4.8 million in August 2015 and borrowed a new loan of $4.8 million under the banking facilities letter dated on June 22, 2015. We also plan to borrow additional funds from local banks to meet the Company’s cash needs if required. However, there can be no assurance that we will be successful in obtaining further financing. If our existing cash and bank borrowings are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine Months Ended June 30,
	2014	2015
Net cash used in operating activities	$(19,431)	$(6,609)
Net cash (used in) provided by investing activities	(7,942)	1,899
Net cash provided by financing activities	13,597	15,282
Effect of exchange rate changes on cash and cash equivalents	49	(10)
Net (decrease) increase in cash and cash equivalents	(13,727)	10,562
Cash and cash equivalents at the beginning of period	13,999	992
Cash and cash equivalents at the end of period	$272	$11,554

Operating Activities

Net cash used in operating activities was $6.6 million in the nine months ended June 30, 2015, as compared to net cash used in operating activities of $19.4 million in the same period in 2014. The net cash used in operating activities in 2015 was mainly attributable to the increase of trade accounts receivable by $4.6 million as well as the increase of prepayments and other receivables by $0.8 million.

Investing Activities

Net cash provided by investing activities was $1.9 million for the nine months ended June 30, 2015, as compared to net cash used in investing activities of $7.9 million in the same period of 2014. We received a deferred government subsidy of $7.4 million and collected $1.5 million from our former subsidiaries, offset by the purchase of property, plants and equipment and payment of construction in progress of $7.1 million.

Financing Activities

Net cash provided by financing activities was $15.3 million in the nine months ended June 30, 2015, compared to net cash provided by financing activities of $13.6 million during the same period in 2014. In the nine months ended June 30, 2015, we received $8.1 million of short term bank loans and $12.8 million other short term loans from related and unrelated parties, offset by repayments of $5.6 million to related and unrelated parties.

As of June 30, 2015, the principal amounts outstanding under our credit facilities and lines of credit were as follows:.

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Short term credit facilities:
Bank of Dandong	$19,359	$12,906

We obtained a short term bank loan of $4.8 million (RMB30 million) which is bearing fixed interest at 7.8% per annum from Bank of Dandong for the period from August 19, 2014 to August 18, 2015. We repaid this loan on August 18, 2015 and borrowed a new loan of $4.8 million (RMB30 million) on August 18, 2015 under the banking facilities letter dated on June 22, 2015.

On June 22, 2015, Dalian BAK Power entered into a banking facilities letter with Bank of Dandong to provide a maximum loan amount of $19.4 million (RMB120 million) to June 22, 2016. The banking facilities were guaranteed by Shenzhen BAK, Mr. Li and Ms. Xiaoqiu Yu, the wife of our CEO. The banking facilities were also secured by Dalian BAK Power’s buildings, construction in progress, prepaid land use rights and machineries. On June 25, 2015, we borrowed $8.1 million (RMB50 million) from Bank of Dandong under the banking facilities for a period from June 25, 2015 to June 22, 2016, bearing a fixed interest at 7.84% per annum.

Capital Expenditures

We incurred capital expenditures of $7.1 million and $11.8 million in the nine months ended June 30, 2015 and 2014, respectively. Our capital expenditures in fiscal 2015 were used primarily for the construction and purchase of equipment and machineries for our production plant at our Dalian facility.

We estimate that our total capital expenditures for the remainder of fiscal year 2015 will reach approximately $5.3million. Such funds will be used to purchase manufacturing equipment and for purchasing manufacturing equipment and machineries and for the construction of the production plant at our Dalian facility.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2015: (All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1	1 - 3	3 - 5	More than
		year	years	years	5 years
Contractual Obligations
Short-term bank loans	$12,906	$12,906	$-	$-	$-
Advance from related parties	2,574	2,574
Advances from unrelated third parties	9,381	9,381	-	-	-
Advance from a former subsidiary	77	77	-	-	-
Capital injection to Dalian BAK Power and Dalian BAK Trading	18,911	18,911	-	-	-
Capital commitments for construction of buildings	2,741	2,741	-	-	-
Capital commitments for purchase of equipment	70	70	-	-	-
Future interest payment on short-term bank loans	427	427	-	-	-
Total	$47,087	47,087	$-	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2015.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the third quarter of our fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 19, 2015	CHINA BAK BATTERY, INC.

	By:	/s/ Xiangqian Li
Xiangqian Li, Chief Executive Officer

	By:	/s/ Wenwu Wang
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T