Form 10-K
period 2015-09-30
CHINA BAK BATTERY INC
filed 2016-01-13
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2015

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

(86)(411)-3918-5985
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [  ]     No [X]

As of March 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on The NASDAQ Global Market) was approximately $30.6 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 17,145,493 shares of the registrant’s common stock outstanding as of January 8, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA BAK BATTERY, INC.

Annual Report on Form 10-K

i

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“Company”, “we”, “us” and “our” are to the combined business of China BAK Battery, Inc., a Nevada corporation, and its consolidated subsidiaries;
•	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;
•	“Dalian BAK Trading” are to our PRC subsidiary, Dalian BAK Trading Co., Ltd.;
•	“Dalian BAK Power” are to our PRC subsidiary, Dalian BAK Power Battery Co., Ltd;
•	“China” and “PRC” are to the People’s Republic of China;
•	“RMB” are to Renminbi, the legal currency of China;
•	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;
•	“SEC” are to the United States Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended; and
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

On December 27, 2013, Dalian BAK Power, a wholly owned subsidiary of BAK Asia, was incorporated in Dalian. As described below, Dalian BAK Power is engaged in manufacturing and selling new energy high power lithium batteries.

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	our ability to continue as a going concern;
•	our ability to remain listed on a national securities exchange;
•	our ability to timely complete the construction of our Dalian facilities and commence full commercial operations;
•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
•	our future business development, results of operations and financial condition;
•	our ability to fund our operations and manage our substantial short-term indebtedness;
•	our ability to maintain or increase our market share in the competitive markets in which we do business;
•	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;
•	our ability to diversify our product offerings and capture new market opportunities;
•	our ability to obtain original equipment manufacturer, or OEM, qualifications from brand names;
•	our ability to source our needs for skilled labor, machinery and raw materials economically;
•	uncertainties with respect to the PRC legal and regulatory environment;
•	other risks identified in this report and in our other reports filed with the SEC, including those identified in “Item 1A. Risk Factors” below.

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

Overview of Our Business

Our Dalian manufacturing facilities began its partial commercial operations in July 2015. We are now engaged in the business of developing, manufacturing and selling new energy high power lithium batteries, which are mainly used in the following applications:

•	Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;
•	Light electric vehicles (“LEV”), such as electric bicycles, electric motors, sight-seeing cars; and
•	Electric tools, energy storage, uninterruptible power supply, and other high power applications.

We have received most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Such assets were acquired in exchange for a reduction in receivables from our former subsidiaries that were disposed in June 2014. We have outsourced and will continue to outsource our production to BAK Tianjin or other manufacturers until our Dalian manufacturing facility can fulfill our customers’ needs. For the fiscal year ended September 30, 2015, Dalian BAK Power purchased batteries of approximately of $10.5 million from BAK Tianjin and $1.2 million from other manufacturers.

We generated revenues of $13.9 million and $123.0 million for the fiscal years ended September 30, 2015 and 2014, respectively. We had a net profit of $37.8 million in 2014 and a net profit of $15.9 million in 2015 As of September 30, 2015, we had an accumulated deficit of $125.9 million and net assets of $21.7 million. We had a working capital deficiency and accumulated deficit from recurring net losses in prior years and short-term debt obligations maturing in less than one year as of September 30, 2015.

In October 2014, we received from Dalian government a subsidy of RMB46.2 million for the costs of land use rights to be used to construct the new manufacturing site over the land use rights. In August 2014, we also obtained a one-year bank loan of RMB30 million. The short term bank loan was bearing a fixed interest rate at 7.80% per annum and was guaranteed by Mr. Xiangqian Li (“Mr. Li”), our CEO, and Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). In June 2015, we received banking facilities from Bank of Dandong to provide a maximum loan amount of $12.6 million and bank acceptance and letters of credit of $5.0 million to June 2016. The banking facilities were guaranteed by Shenzhen BAK, Mr. Li and Ms. Xiaoqiu Yu, Mr Li’s wife. The facilities were also secured by our Dalian site’s prepaid land use rights, buildings, constructions in progress, machinery and equipment and pledged deposits. Under the banking facilities, on June 25, 2015 we borrowed a one-year term bank loan of RMB50 million (approximately $7.9 million), bearing fixed interest at 7.84% per annum under the banking facilities. On August 18, 2015, we repaid the loan of RMB30 million upon maturity and borrowed a new one-year term loan of RMB30 million ($4.7 million) bearing fixed interest at 7.84% per annum. As of September 30, 2015, we had unutilized committed banking facilities of $1.8 million. We plan to renew these loans upon maturity, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required.

In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing vigorous support to the new energy facilities and vehicles. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe with that the booming market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

Our Corporate History and Structure

We conduct our current business through the following two wholly-owned operating subsidiaries in China that we own through BAK Asia:

•	Dalian BAK Trading, located in Dalian, China, incorporated on August 14, 2013, which focuses on the wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service; and
•	Dalian BAK Power, located in Dalian, China, incorporated on December 27, 2013, which focuses on the development and manufacture of high-power lithium batteries.

Almost all of our business operations are conducted primarily through our Chinese subsidiaries. The chart below presents our current corporate structure:

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

We believe high power lithium batteries represent the main direction of the development of new energy vehicle technologies according to the “12th Five-Year Plan” published by the Chinese government.

Our Dalian manufacturing facilities focus on the development and manufacture of high power lithium batteries, for use in the following end applications:

Battery Cell Type	End applications*
High-power lithium battery	Electric bus [6,000-20,000]
Electric car [1,500-3,5000]
Hybrid electric vehicle [500-2000]
Light electric vehicle [10-150]
Cordless power tool [10-30]
Uninterruptible power supply [30-300]
Energy Storage [>300 ]

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

The year 2014 was seen as the first real year for the development of China's new energy vehicle industry by many industry insiders. In 2015, the production and sales of new energy vehicles had explosive growth. According to China Association of Automobile Manufacturers, from January to October 2015, the production of new energy vehicles reached 181,225 units - up 270 percent year-on-year; and sales reached 171,145 units - up 390 percent year-on-year. As the core mechanism for new energy vehicles, the power battery industry has also recently welcomed an unprecedented growth. According to the Development Program for the Energy Efficient and New Energy Vehicle Industry 2012-2020 designed by the State Council of the PRC, some major objectives are: to enthusiastically advance innovation in power battery technologies; scientifically plan the industrial layout; focus on developing power battery industry clusters; and actively promote the mass production of power batteries. With the recent introduction of a number of supporting policies, the production of power batteries for vehicles has grown remarkably.

Light Electric Vehicles

Light electric vehicles include bicycles, scooters, and motorcycles, with rechargeable electric motors. Due to their relatively small size and light design, approximately 10-150 high-power lithium cells can be used to power light electric vehicles. The electric bicycle market in China is huge. According to Ministry of Industry and Information Technology of China (MIIT), in the first half of calendar year 2015, the sales of lithium battery-powered electric bicycles is about 12.3 million units.

Energy Storage

Energy storage mainly means storage of electric energy by battery, inductor, and capacitor. Battery energy storage is mainly used for storage of emergency supply, battery car, and redundant energy of power plants.

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

		Year Ended September 30,
	2014		2015
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Prismatic cells
Aluminum-case cells	$24,486	19.91%	$-	-
Battery packs	61,800	50.24%	-	-
Cylindrical cells	9,278	7.54%	-	-
Lithium polymer cells	17,146	13.94%	-	-
High-power lithium battery cells	10,304	8.37%	13,904	100.00%
Total	$123,014	100.00%	$13,904	100.00%

Sales and Marketing

We plan to build an extensive sales and service network in China, highlighted by our presence in the regions where China’s main EV and LEV productions is located, such as Beijing, Shandong Province, Guangdong Province, Sichuan Province and three provinces in Northeast China. We intend to gradually establish post-sales service offices in these areas to serve brand owners and pack manufacturers in each designated area as currently our marketing department at headquarters is responsible for our promoting efforts. In doing so, our sales staff works closely with our customers to understand their needs and provide feedback to us so that we can better address their needs and improve the quality and features of our products.

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

For the fiscal year ended September 30, 2015, our key raw material suppliers were as follows:

Materials	Main Suppliers
Ternary	Henan Cologne New Energy Co., Ltd.
Cathode materials	Huzhou Chuangya Power Battery Material Co., Ltd
Tianjin Bate New Energy Technology Co Ltd
Anode materials	Advanced Lithium Energy Techology (Shanghai) Co., Ltd.
Chang’s Ascending Enterprise Co., Ltd.
BMS	Shenzhen Hangsheng Electronics Co., Ltd
Solvent NMP	MYJ Chemical Co., Ltd.
Electrolyte	Dongguan Shanshan Battery Material Co., Ltd
Aluminum foil	Dalian Star Technology Co., Ltd.
Cases and caps	Changzhou Wujinzhongrui Electric Co., Ltd
Copper sheet	Dalian Desen Metal Products Co.,Ltd
Copper foil	Lingbao Wason Copper Foil Co., Ltd

We source our manufacturing equipment both locally and from overseas, based on consideration of their cost and function. Our key equipment as of September 30, 2015 was purchased from the following suppliers:

Instruments	Main Suppliers
Boilor	Dalian Huipu Electrical Equipment Co., Ltd
Coating machine	Shenzhen Katop Automation Technology Co.,Ltd.
Heat exchanger unit	Dalian Vickers Heating Technology Development Co., Ltd.
Automatic heat shrinkable tube machine	DongGuan DeSheng Automation Equipment Limited Companu
Inkjet printer	Domino Coding Limited
Automatic welding machine	Shenzhen Styler Electronics Co. Ltd.
High and low voltage switch	Dalian Red Star Switch Co., Ltd.
Air conditioner unit	Dalian Hengsheng Air Conditioning Equipment Co. Ltd.
Transformer	Zhuanghe Xinghua Electric Appliance Co., Ltd.

Intellectual Property

On August 25, 2014, we entered into an intellectual property rights use agreement with Shenzhen BAK, pursuant to which we are authorized to use Shenzhen BAK’s registered logo, trademarks and patents for a period of 5 years for free from June 30, 2014. As of June 30, 2014, Shenzhen BAK had registered 80 trademarks in the PRC, including BAK in both English and in Chinese characters as well as its logo, and had registered 49 trademarks in the United States, European Union, Korea, Russia, Taiwan, India, Canada and Hong Kong. As of September 30, 2015, Shenzhen BAK had registered 522 patents in the PRC and other countries relating to battery cell materials, design and manufacturing processes. We have registered the following Internet and WAP domain name: www.cbak.com.cn.

As of September 30, 2015, Dalian BAK Power has 17 patents including 15 utility model patents and 2 patents for invention in the PRC. These patents were acquired by BAK Asia, from an unrelated third party at RMB1 and contributed as paid up capital of Dalian BAK Power.

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

Customers

We have many well-known customers, including electric vehicle manufacturers, such as Jiangxi Anyuan Tourist Bus Co., Ltd, Shandong Tangjun Electric Co., Ltd, Chery Automobile Co. Ltd., and we have also been actively developing new EV customers, and have sent samples to the following EV manufacturers for test: Dandong Huanghai Bus Co., Ltd, Shandong Xindayang Electric Vehicle Co., Ltd, Sichuan Yema Automobile Co., Ltd; and electric bicycle manufacturers, such as Taiwan Taibag Co., Ltd, Tianjin FSD Bicycles Co., Ltd, , Shenzhen Xidesheng Bicycle Co., Ltd., and Gamma Bicycle Co., Ltd, and battery pack manufacturers, such as Guangdong Pisen Electronics Co., Ltd., Sichuan Pisen Electric Co., Ltd, Shenzhen Max Technology Co., Ltd, Dongguan Large Electronics Co., Ltd, and manufacturers in UPS and other applications, such as Emerald Battery Technologies Co., Ltd., Robotics Technology Ltd. We believe that we will continue to increase our revenue and market share as we gradually increase our high-power batteries production as the demand for these batteries has been increasing.

Geography of Sales

Before June 30, 2014, we sold our products domestically and internationally. Thereafter, we sell high-power lithium battery primarily to customers in China. The following table sets forth certain information relating to our total revenues by location of our customers for the last two fiscal years.

		Year Ended September 30,
	2014		2015
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Mainland China	$106,488	86.57%	$13,904	100.00%
Taiwan	2,953	2.40%	-	-
Hong Kong, China	5,337	4.33%	-	-
India	1,979	1.61%	-	-
Others	6,257	5.09%	-	-
Total	$123,014	100.00%	$13,904	100.00%

Competition

We face intense competition from high-power lithium battery makers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors for the EV market and LEV market as of September 30, 2015:

Product Type	Competitors
EV battery	Japan:	Panasonic Corporation
	Korea:	Samsung Electronics Co., Ltd.
	China:	Tianjin Lishen Battery Joint-stock Co., Ltd
Amperex Technology Limited
BYD Co. Ltd
LEV battery	China:	Tianneng Power International Limited
Chaowei Power Holdings Limited
Phylion Battery Co., Ltd

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

Research and Development

The R&D of next-generation advanced lithium battery and its key materials – characterized by high energy density, high security, long-lasting life, and low cost – as well as the training of related technical talents, have become a major demand in the development of advanced electric vehicles in China. We have reached strategic cooperation agreements with Dalian Institute of Chemical Physics of Chinese Academy of Sciences ("DICP"), Dalian University of Technology, Dalian Maritime University and Dalian Jiaotong University. Under the agreements, these institutions and us will jointly research and develop the next-generation key technologies and materials with an aim to produce the most powerful battery worldwide.

We have an advanced R&D center in Dalian, receiving almost all the R&D achievements, R&D equipment and staff of BAK Tianjin. BAK Tianjin began its R&D manufacturing and distribution of high-power lithium battery and battery modules in December 2006, for use in electric cars, electric bicycles, UPS, and other applications.

During the fiscal years ended September 30, 2014 and 2015, our expenditures for research and development activities were $4.0 million and $1.0 million, respectively, or 3.2% and 7.2% of net revenues, respectively.

Environmental Compliance

As we conduct our manufacturing activities in China, we are subject to the requirements of PRC environmental laws and regulations on air emission, waste water discharge, solid waste and noise. The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. We aim to comply with environmental laws and regulations. We have built environmental treatment facilities concurrently with the construction of our manufacturing facilities, where waste air, waste water and waste solids we generate can be treated in accordance with the relevant requirements. We outsource our disposal of solid waste we generate in the Dalian facility to a third party contractor. Certain key materials used in manufacturing, such as cobalt dioxide, electrolyte and separators, have proven innocuous to worker’s health and safety as well as the environment. We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

Employees

We had a total of approximately 422 employees as of September 30, 2015. The following table sets forth the number of our employees by function.

Function	Number
Production	278
Research and development	44
Sales and marketing	3
General and administrative	97
Total	422

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages. We believe we maintain good relations with our employees.

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

Our failure to timely complete the construction of our Dalian facility and commence its full commercial operations could negatively affect our business operations.

We are currently constructing our Dalian facility and relocating most of the operating assets, including machinery and equipment, as well as the customers, employees, patents and technologies from BAK Tianjin to the Dalian facility. We have completed the construction of two plants of the Dalian facility and their commercial operation began in July 2015. The remaining part of the facility is expected to be completed by June 2016, but we cannot give assurance that the construction will be completed as scheduled or, without cost overrun. Even if the construction is completed on a timely basis, we cannot give assurance that the full commercial operation can begin as we expected. In addition, we may not be able to attract a sufficient number of skilled workers to meet the needs of the new facility. If we experience delays in construction or commencement of the full commercial operations, increased costs or lack of skilled labor, or other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted. Operating results could also be unfavorably impacted by start-up costs until production at the new facility reaches planned levels.

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements included in this report which states that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring losses in prior years and short-term debt obligations as of September 30, 2015. These conditions raise substantial doubt about our ability to continue as a going concern. As disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Development” and Note 1 to the consolidated financial statements, our Dalian manufacturing facilities began partial commercial operations in July 2015 which focus on production and sale of the new energy high power batteries for use in electric vehicles, light electric vehicles and other high power applications. In fiscal 2015, we obtained advances of $9.8 million from potential investors and converted these loans to common stock in September 2015. On June 22, 2015, we entered into a banking facility letter with Bank of Dandong to provide loans and bank acceptances up to a total amount of $17.6 million with the term expiring on June 22, 2016. As of September 30, 2015, we had unutilized committed banking facilities of $1.8 million. We plan to renew our bank borrowings upon maturity and raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands. However, there can be no assurance that we will be successful in obtaining the financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We rely on a few battery suppliers to fulfill our customers’ orders. If we fail to effectively manage our relationships with, or lose the services of these suppliers and we cannot substitute suitable alternative suppliers, our operations would be materially adversely affected.

We have been actively working with the existing customers of BAK Tianjin to transfer their orders to Dalian BAK Power. Before the production at our Dalian facility can completely fulfill our customers orders, we expect to continue to generate part of our revenues by outsourcing our customers’ orders to BAK Tianjin and a few other suppliers.

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

As the demand for our products is directly related to the market demand for high-power electric devices, a fast growing high-power electric devices market will be critical to the success of our business. In anticipation of an expected increase in the demand for high-power electric devices such as electric vehicles, light electric vehicles, electric tools, energy storage and UPS in the next few years, we have built our Dalian manufacturing facilities. However, the markets we have targeted, primarily those in the PRC, may not achieve the level of growth we expect. If this market fails to achieve our expected level of growth, we may have excess production capacity and may not be able to generate enough revenue to obtain our profitability.

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

The battery industry has been notable for the pace of innovations in product life, product design and applied technology. We and our competitors have made, and continue to make, investments in research and development with the goal of further innovation. The successful development and introduction of new products and line extensions face the uncertainty of customer acceptance and reaction from competitors, as well as the possibility of cannibalization of sales of our existing products. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can:

•	develop and fund research and technological innovations;
•	receive and maintain necessary intellectual property protections;
•	obtain governmental approvals and registrations;
•	comply with governmental regulations; and
•	anticipate customer needs and preferences successfully.

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

We believe that our ability to provide cost-effective products is one of the most significant factors that contributed to our past success and will be essential for our future growth. We believe this is one of our competitive advantages over our Japanese and Korean competitors. We need to increase our manufacturing output to a level that will enable us to substantially reduce the cost of our products on a per unit basis through economies of scale. However, our ability to substantially increase our manufacturing output is subject to significant constraints and uncertainties, including:

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

We had capital expenditures of approximately $19.0 million and $12.9 million in fiscal years 2014 and 2015, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

We may incur significant costs because of the warranties we supply with our products and services.

With respect to the sale of our battery products from fiscal 2016, we typically offer warranties against any defects due to product malfunction or workmanship for a period of six months-to-five years from the date of purchase, including a period of six to twelve months for battery cells, and a period of twelve to twenty seven months for battery modules for electric bicycles, and a period of three years to five years for battery modules for electric vehicles. We will provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

We do not have insurance coverage against damages or losses of our products. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

We have not purchased product liability insurance to provide against any claims against us based on our product quality. We expect that we will purchase product liability insurance in fiscal year 2016. If we fail to purchase product liability insurance, defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share, and any of our products are found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. As the insurance policy imposes a ceiling for maximum coverage and high deductibles, we may not be able to obtain from the insurance policy a sufficient amount to compensate our customers for damages they suffered attributable to the quality of the products. Moreover, the insurance policy also excludes certain types of claims from its coverage, and if any of our customers’ claims against us falls into those exclusions, we would not receive any amount from the insurance policy at all. In either case, we may still be required to incur substantial amounts to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect the results of our operations and severely damage our reputation.

We may not be able to accurately plan our production based on our sales contracts, which may result in excess product inventory or product shortages.

Our sales contracts typically provide for a non-binding, three-month forecast on the quantity of products that our customers may purchase from us. We typically have only a 30-day to 60 lead time to manufacture products to meet our customers’ requirements once our customers place orders with us. To meet the short delivery deadline, we generally make significant decisions on our production level and timing, procurement, facility requirements, personnel needs and other resources requirements based on our estimate in light of this forecast, our past dealings with such customers, market conditions and other relevant factors. Our customers’ final purchase orders may not be consistent with our estimates. If the final purchase orders substantially differ from our estimates, we may have excess product inventory or product shortages. Excess product inventory could result in unprofitable sales or write-offs as our products are susceptible to obsolescence and price declines. Producing additional products to make up for any product shortages within a short time frame may be difficult, making us unable to fill out the purchase orders. In either case, our results of operation would fluctuate from period to period.

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

Fluctuations in prices and availability of raw materials, particularly LiFePO4 and Ni, Co, Mn, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be adversely affected by increases in the cost of raw materials, particularly LiFePO4 and Ni, Co, Mn, the primary cost component of our battery products, or other product parts or components. Our average purchase price of LiFePO4 and Ni, Co, Mn were $29.1 per kilogram and $10.1 per kilogram during the years ended September 30, 2014 and 2015, respectively. The price of LiFePO4 and Ni, Co, Mn is not stable as most output of cobalt is conducted in unstable or developing countries such as the Democratic Republic of the Congo, and we cannot predict the price trend. If the price increases, it will negatively impact our financial results in years ahead. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements.

A significant increase in the price of one or more raw materials, parts or components or the inability to successfully implement price increases/ surcharges to mitigate such cost increases could have a material adverse effect on our results of operations.

We mainly manufacture and market lithium-based battery cells. If a viable substitute product or chemistry emerges and gains market acceptance, our business, financial condition and results of operations will be materially and adversely affected.

We mainly manufacture and market lithium-based batteries. As we believe that the market for lithium-based batteries has good growth potential, we have focused our R&D activities on exploring new chemistries and formulas to enhance our product quality and features while reducing cost. Some of our competitors are conducting R&D on alternative battery technologies, such as fuel cells. If any viable substitute product emerges and gains market acceptance because it has more enhanced features, more power, more attractive pricing, or better reliability, the market demand for our products may be reduced, and accordingly our business, financial condition and results of operations would be materially and adversely affected.

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

The market for batteries used in electric vehicles and light electric vehicles is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in declines in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from manufacturers of traditional rechargeable batteries, such as lead-acid batteries other manufacturers of lithium-ion batteries, as well as from companies engaged in the development of batteries incorporating new technologies. Other manufacturers of high-power lithium batteries currently include Panasonic Corporation, Samsung Electronics Co., Ltd., BYD Co. Ltd., Tianjin Lishen Battery Joint Stock Co., Ltd., Amperex Technology Limited, BYD Co. Ltd and Chaowei Power Holdings Limited.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 40.8% and 83.8% of our revenues for the years ended September 30, 2014 and 2015, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

We do not have long-term purchase commitments from our customers, which may result in significant uncertainties and volatility with respect to our revenue from period to period.

We do not have long-term purchase commitments from our customers and the term of our sales contracts with our customers is typically one year or less. Furthermore, these contracts leave certain major terms such as price and quantity of products open to be determined in each purchase order. These contracts also allow parties to re-adjust the contract price for substantial changes in market conditions. As a result, if our customers hold stronger bargaining power than us or the market conditions are in their favor, we may not be able to enjoy the price downside protection or upside gain. Furthermore, our customers may decide not to continue placing purchase orders with us in the future at the same level as in prior periods. As a result, our results of operations may vary from period to period and may fluctuate significantly in the future.

We extend relatively long payment terms to some large customers.

As is customary in the industry in the PRC, we extend relatively long payment terms to some large customers. As a result of the size of many of our orders, these extended terms may adversely affect our cash flow and our ability to fund our operations out of our operating cash flow. In addition, although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

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

For the years ended September 30, 2014 and 2015, we derived 13.4% and nil, respectively, of our sales from outside the PRC mainland. We still deem overseas market as an important revenue source for us, and have been actively exploring overseas customers. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

We lack intellectual property rights for the business we operate. As of September 30, 2015, Dalian BAK Power only owns 17 patents including 15 utility model patents and 2 patents for invention in the PRC. On August 25, 2014, we entered into an intellectual property rights use agreement with Shenzhen BAK under which we are authorized to use Shenzhen BAK’s registered logo, trademarks and patents for a period of 5 years for free from June 30, 2014. As of June 30, 2014, Shenzhen BAK owned 462 registered patents in PRC and 60 registered patents in other countries, 80 registered trademarks in PRC and 49 registered trademarks in the United States, European Union, Korea, Russia, Taiwan, Canada, India and Hong Kong that cover various categories of goods and services. We cannot provide assurance that we will continue to get authorization from Shenzhen BAK to use its intellectual property rights when the current intellectual property rights use agreement with Shenzhen BAK expires, nor can we make assurance that we can get the authorization at a favorable price, which could harm our business and competitive position.

We do not hold the property ownership rights for facilities located in the PRC. Our manufacturing activities could be adversely affected if we lose the facilities that we do not have property ownership rights.

We have obtained land use rights for our Dalian manufacture facilities, but have not yet obtained the property ownership of the Dalian manufacture facilities including its plants, office building, warehouse, and related supporting facilities. We expect that we will obtain the property ownership rights by March 2016. If we lose our Dalian facility due to the lack of the property ownership, our manufacturing activities will be adversely impacted.

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

We currently have insurance for our pledged machinery and equipment located at our Dalian facilities. We expect we will purchase related insurance for the buildings when we obtain the property ownership certificate after the construction is completed. If we were to suffer any losses or damages to any of the facilities before the purchase of insurance, our business, financial condition and results of operations would be materially and adversely affected.

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

Proceedings instituted by the SEC against five PRC-based accounting firms could result in financial statements being determined to be not in compliance with the requirements of the Securities Exchange Act of 1934.

In December 2012, the SEC instituted proceedings under Rule 102(e)(1)(iii) of the SEC’s Rules of Practice against five PRC-based accounting firms, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ work papers related to their audits of certain PRC-based companies that are publicly traded in the United States. Rule 102(e)(1)(iii) grants to the SEC the authority to deny to any person, temporarily or permanently, the ability to practice before the SEC who is found by the SEC, after notice and opportunity for a hearing, to have willfully violated, or willfully aided and abetted the violation of, any such laws or rules and regulations. On January 22, 2014, an initial administrative law decision was issued, sanctioning four of these accounting firms and suspending them from practicing before the SEC for a period of six months. The sanction will not take effect until there is an order of effectiveness issued by the SEC. In February 2014, four of these PRC-based accounting firms filed a petition for review of the initial decision. In February 2015, each of these four accounting firms agreed to a censure and to pay fine to the SEC to settle the dispute with the SEC. The settlement stays the current proceeding for four years, during which time the firms are required to follow detailed procedures to seek to provide the SEC with access to Chinese firms' audit documents via the CSRC. If a firm does not follow the procedures, the SEC would impose penalties such as suspensions, or commence a new, expedited administrative proceeding against the non-compliant firm or it could restart the administrative proceeding against all four firms.

While these issues raised by the proceedings are not specific to our auditor or to us, they potentially affect equally all PCAOB-registered audit firms based in China and all businesses based in China (or with substantial operations in China) with securities listed in the United States. Depending upon the final outcome, public companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which may result in SEC’s revocation of the registration of their shares under the Exchange Act. Such a determinate would cause the immediate delisting of our Common Stock from the NASDAQ Stock Market, and the effective termination of the trading market for our securities in the United States, which would likely have a significant adverse effect on the value of our securities. Moreover, although our independent registered public accounting firm was not named as a defendant in the above SEC administrative proceedings, any negative news about the proceedings against these audit firms may erode investor confidence in China-based, US public companies, including us, and the market price of our shares may be adversely affected.

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

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. However, the PBOC regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. From July 2008 to June 2010, the RMB traded within a narrow range against the U.S. dollar. On April 16, 2012, the PBOC announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.5% to 1%. On March 17, 2014, the People’s Bank of China announced a policy to further expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market to 2%. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

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

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. The regulations prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce antitrust review of any change-of-control transactions involving certain types of foreign acquirers. On February 3, 2011, the Circular on Establishing the Security Review System for Merger and Acquisition of Domestic Enterprises by Foreign Investors was promulgated by the General Office of the State Council, which went into effect on March 4, 2011. On August 25, 2011, the Ministry of Commerce issued the corresponding implementation rules. According to these rules, a foreign investor’s acquisitions of Chinese companies in the fields of military, important agricultural products, energy and resources, infrastructure, transport service, key technology and major equipment manufacturing, and other restricted fields requires security review by a ministerial panel established and governed under the direction of the State Council and led by the National Development and Reform Commission and Ministry of Commerce. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

Heightened scrutiny of acquisition transactions by PRC tax authorities may have a negative impact on Chinese company’s business operations and its acquisition strategy.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or SAT Circular 698, effective on January 1, 2008, and the Announcement on Several Issues Related to Enterprise Income Tax for Indirect Asset Transfer by Non-PRC Resident Enterprises , or SAT Announcement 7, effective on February 3, 2015, issued by the SAT, if a non-resident enterprise transfers the equity interests of or similar rights or interests in overseas companies which directly or indirectly own PRC taxable assets through an arrangement without a reasonable commercial purpose, but rather to avoid PRC corporate income tax, the transaction will be re-characterized and treated as a direct transfer of PRC taxable assets subject to PRC corporate income tax. SAT Announcement 7 specifies certain factors that should be considered in determining whether an indirect transfer has a reasonable commercial purpose. However, as SAT Announcement 7 is newly issued, there is uncertainty as to the application of SAT Announcement 7 and the interpretation of the term “reasonable commercial purpose.”

Under SAT Announcement 7, the entity which has the obligation to pay the consideration for the transfer to the transferring shareholders has the obligation to withhold any PRC corporate income tax that is due. If the transferring shareholders do not pay corporate income tax that is due for a transfer and the entity which has the obligation to pay the consideration does not withhold the tax due, the PRC tax authorities may impose a penalty on the entity that so fails to withhold, which may be relieved or exempted from the withholding obligation and any resulting penalty under certain circumstances if it reports such transfer to the PRC tax authorities.

Although SAT Announcement 7 is generally effective as of February 3, 2015, it also applies to cases where the PRC tax treatment of a transaction that took place prior to its effectiveness has not yet been finally settled. As a result, SAT Announcement 7 could be determined by PRC tax authorities to be applicable to the historical reorganization, and it is possible that these transactions could be determined by PRC tax authorities to lack a reasonable commercial purpose. As a result, the transfer of shares by certain shareholders to other parties could be subject to corporate income tax of up to 10% on capital gains generated from such transfers, and PRC tax authorities could impose tax obligations on the transferring shareholders or subject us to penalty if the transferring shareholders do not pay such obligations and withhold such tax.

SAT Announcement 7 and its interpretation by relevant PRC authorities clarify that an exemption provided by SAT Circular 698 for transfers of shares in a publicly-traded entity that is listed overseas is available if the purchase of the shares and the sale of the shares both take place in open-market transactions. However, if a shareholder of an entity that is listed overseas purchases shares in the open market and sells them in a private transaction, or vice-versa, PRC tax authorities might deem such a transfer to be subject to SAT Circular 698 and SAT Announcement 7, which could subject such shareholder to additional reporting obligations or tax burdens. Accordingly, if a holder of the Company’s common stock purchases such common stock in the open market and sells them in a private transaction, or vice-versa, and fails to comply with SAT Circular 698 or SAT Announcement 7, the PRC tax authorities may take actions, including requesting to provide assistance for their investigation or impose a penalty on it, which could have a negative impact on the company’s business operations.

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

There are numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
•	changes in financial estimates by us or by any securities analysts who might cover our shares;
•	speculation about our business in the press or the investment community;
•	significant developments relating to our relationships with our customers or suppliers;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the our industries;
•	customer demand for our products;
•	investor perceptions of the our industry in general and our company in particular;
•	the operating and stock performance of comparable companies;
•	general economic conditions and trends;
•	major catastrophic events;
•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
•	changes in accounting standards, policies, guidance, interpretation or principles;
•	loss of external funding sources;
•	sales of our shares, including sales by our directors, officers or significant shareholders; and
•	additions or departures of key personnel.

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

Our common stock is traded and listed on the NASDAQ Global Market under the symbol “CBAK.” The common stock may be delisted if we fail to maintain certain NASDAQ listing requirements. On May 25, 2012, we received a letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5450(a)(1) for continued inclusion on the NASDAQ Global Market. After we effected a one-for-five reverse split on October 26, 2012, we regained compliance with the minimum bid price requirement for continued listing set forth in NASDAQ Listing Rule 5450(a)(1). On June 5, 2013, we received another letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share. We again regained compliance within a short period of time. As of January 8, 2016, the closing price of our common stock was $2.34 per share.

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

Our directors and executive officers, collectively, own approximately 21.9% of our outstanding common stock and may be able to control our management and affairs.

Mr. Xiangqian Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owns an aggregate of 21.9% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

We are close to complete the construction of our Dalian site with facilities measuring 40,100 square meters comprising manufacturing facilities, warehousing and packaging facilities and administrative offices at the BAK Industrial Park in Dalian. Of that space, approximately 26,437 square meters are manufacturing facilities. We have completed the construction of a power battery manufacturing plant and a power battery packing plant in Dalian which started commercial production in July 2015. We believe that these facilities will meet our recent business needs as well as the needs of our expanded operations in the future.

The following table sets forth the breakdown of our facilities as of September 30, 2015 based on use:

Facility	Usage	Area (m2 )
Dalian BAK Power facilities	Manufacturing	31,202
	R&D and administrative	3,231
	Warehousing	4,765
	Other facilities	902
	Total	40,100

We currently do not have insurance for our buildings located at our Dalian facilities, which are under construction. We expect we will purchase related insurance for these buildings after the construction is completed and the property ownership certificates are obtained.

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

	Closing Prices(1)
	High	Low
Year Ended September 30, 2015
First Quarter	$3.44	$1.79
Second Quarter	$3.52	$1.75
Third Quarter	$4.67	$3.12
Fourth Quarter	$3.23	$1.58

Year Ended September 30, 2014
First Quarter	$4.19	$2.51
Second Quarter	$3.52	$2.04
Third Quarter	$4.46	$1.55
Fourth Quarter	$2.90	$1.95

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by Yahoo! Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of January 8, 2016, there were approximately 45 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2015 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2015 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2015.

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

Overview

We are engaged in the developing, manufacturing and selling of new energy high power lithium batteries, which are mainly used in the following applications:

•	Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;
•	Light electric vehicles (“LEV”), such as electric bicycles, electric motors, sight-seeing cars; and
•	Electric tools, energy storage, uninterruptible power supply, and other high power applications.

We generated revenues from the manufacture and sale of high power lithium batteries of $123.0 million and $13.9 million for the fiscal years ended September 30, 2014 and 2015, respectively, and net losses from continuing operations of $26.7 million and net profit of $14.0 million during the same years, respectively. However, we believe that our operations will yield long-term growth of revenues with the expected expansion of our manufacturing capabilities in the coming years.

We have completed the construction of a power battery manufacturing plant and a power battery packing plant of our Dalian facilities which started commercial production in July 2015. We have received and been utilizing most of BAK Tianjin’s operating assets relocated to our Dalian facilities, including its machinery and equipment for battery production and battery pack production, customers, management team and technical staff, patents and technologies. BAK Tianjin is one of the major manufacturers of high power lithium batteries in China which started operations in 2008, and has many well-known customers in EV, LEV and other high power applications. We have also purchased and will purchase more machinery and equipment to expand our manufacturing capabilities. In addition, we have outsourced and will continue to outsource our production to other manufacturers until our Dalian manufacturing facility can fulfill our customers’ needs. For the fiscal year ended September 30, 2015, Dalian BAK Power purchased batteries of approximately $10.5 million from BAK Tianjin and $1.2 million from other manufacturers.

During the fiscal year 2015, we received advances of approximately $9.8 million from certain investors and entered into a Debt Conversion Agreement with these investors on September 29, 2015 to convert these loans into an aggregate 4,376,731 shares of our common stock.

In June 2015, we entered into a banking facility letter with Bank of Dandong to provide a maximum loan amount of $12.6 million and bank acceptance and letters of credit of $5.0 million to June 22, 2016. The banking facilities were guaranteed by Shenzhen BAK, Mr. Li and Ms. Xiaoqiu Yu, Mr. Li’s wife. The facilities were also secured by pledged deposits and our Dalian site’s buildings, construction in progress, land use rights and machinery and equipment. On June 25, 2015, we borrowed RMB50 million (approximately $7.9 million), one-year term bank loan bearing fixed interest at 7.84% per annum under the banking facilities. In August 18, 2015, we borrowed RMB30 million (approximately $4.7 million) one-year term bank loan bearing fixed interest at 7.84% per annum under the banking facilities. As of September 30, 2015, we had unutilized committed banking facilities of $1.8 million. We plan to renew these loans upon maturity, and plan to raise additional funds through banks borrowings and equity financing in the future to meet our daily cash demands, if required.

In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing vigorous support to the new energy facilities and vehicles. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe with that the booming future market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

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

Research and development expenses. Research and development expenses primarily consist of remuneration for R&D staff, share-based compensation, depreciation and maintenance expenses relating to R&D equipment, and R&D material costs. For the years ended September 30, 3014 and 2015, we recorded research and development expenses of $3,981,163 and $1,001,889, respectively.

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

General and administrative expenses. General and administrative expenses consist primarily of employee remuneration, share-based compensation, professional fees, insurance, benefits, general office expenses, depreciation, liquidated damage charges and bad debt expenses.

Government grant income. We present the government subsidies received as income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense, interest expenses and removal costs. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met. Grants applicable to land are amortized over the life of the depreciable facilities constructed on it. For research and development expenses, we match and offset the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred.

Finance costs, net. Finance costs consist primarily of interest income and interest on bank loans and other short term loans, net of capitalized interest.

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%. Our former subsidiaries BAK Canada, BAK Europe, BAK India and BAK International, and our current Hong Kong subsidiary BAK Asia—are subject to a profits tax in their respective countries at rates of 38%, 25%, 30%, 16.5% and 16.5%, respectively. However, because we did not have any assessable income derived from or arising in those countries and regions, these entities had not paid any such tax.

Results of Operations

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended September 30,		Change
	2014	2015	$	%
Net revenues	$123,014	$13,904	(109,110)	(88.7)
Cost of revenues	(113,455)	(12,954)	100,501	(88.6)
Gross profit	9,559	950	(8,609)	(90.1)
Operating expenses:
Research and development expenses	3,981	1,002	(2,979)	(74.8)
Sales and marketing expenses	4,504	135	(4,369)	(97.0)
General and administrative expenses	12,358	3,330	(9,028)	(73.1)
(Recovery of) provision for doubtful accounts	(639)	132	771	(120.7)
Total operating expenses	20,204	4,599	(15,605)	(77.2)
Operating loss	(10,645)	(3,649)	6,996	(65.7)
Finance costs, net	(16,800)	-	16,800	(100.0)
Government grant income	75	23,103	23,028	30,704.0
Other income (expense), net	665	(91)	(756)	(113.7)
(Loss) profit before income tax and discontinued operations	(26,705)	19,363	46,068	(172.5)
Income tax expenses	(16)	(5,321)	(5,305)	33,156.2
Net (loss) profit from continuing operations, net of tax	(26,721)	14,042	40,763	(152.6)
Income from discontinued operations, net of tax	64,497	1,831	(62,666)	(97.2)
Net profit	$37,776	$15,873	(21,903)	(58.0)

Net revenues. Net revenues were $13.9 million for the year ended September 30, 2015, as compared to $123.0 million for the fiscal year of 2014, a decrease of $109.1 million, or 88.7% . The decrease was primarily attributable to the disposal of BAK International and its subsidiaries that manufactured prismatic, cylindrical and lithium polymer cells. After June 30, 2014, we only generated revenue from sales of high-power lithium battery cells.

The following table sets forth the breakdown of our net revenues by battery cell type.

(All amounts in thousands of U.S. dollars)

	Year Ended September 30,		Change
	2014	2015	$	%
Prismatic cells
Aluminum-case cells	$24,486	$-	$(24,486)	(100.0)
Battery packs	61,800	-	(61,800)	(100.0)
Cylindrical cells	9,278	-	(9,278)	(100.0)
Lithium polymer cells	17,146	-	(17,146)	(100.0)
High-power lithium battery cells	10,304	13,904	3,600	34.9
Total	$123,014	$13,904	$(109,110)	(88.7)

The following table sets forth the breakdown of our net revenues from reconditioned and normal products for the year ended September 30, 2014. We did not generate any sales from reconditioned products during the year ended September 30, 2015.

(All amounts in thousands of U.S. dollars)

	Year Ended September 30, 2014
	Reconditioned
	sales	Normal sales	Total sales
Prismatic cells
Aluminum-case cells	$18,708	$5,778	$24,486
Battery packs	8,545	53,255	61,800
Cylindrical cells	-	9,278	9,278
Lithium polymer cells	12,782	4,364	17,146
High-power lithium battery cells	-	10,304	10,304
Total	$40,035	$82,979	$123,014

The following table sets forth certain information related to high-power lithium battery cells for the years ended September 30, 2014 and 2015, respectively.

(All amounts in thousands of U.S. dollars other than percentages)

	Year ended September 30,		Change
	2014	2015	$	%
Sales revenue	$10,304	$13,904	$3,600	34.9
Cost of sales	(8,784)	(12,954)	(4,170)	47.5
Gross profit	$1,520	$950	$(570)	(37.5)

Cost of revenues. Cost of revenues decreased to $13.0 million for the year ended September 30, 2015, as compared to $113.5 million for fiscal year 2014, a decrease of $100.5 million, or 88.6% . Included in cost of revenues were write downs of obsolete inventories of $8.8 million for the year ended September 30, 2014 and $0.2 million for the year ended September 30, 2015. We write down the inventory value whenever there is an indication that it is impaired. However, further write-downs may be necessary if market conditions continue to deteriorate. Also, as we disposed of the major subsidiaries which generated most of our sales in 2014, our sales revenue and cost of sales decreased substantially in fiscal 2015.

Gross profit. Gross profit for the year ended September 30, 2015 was $1.0 million, or 6.8% of net revenues as compared to a gross profit of $9.6 million, or 7.8% of net revenues, for fiscal year 2014. Upon the partial commencement of our production facilities in our new Dalian site in July 2015, inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. As a result, gross profit margin in fiscal 2015 was lower than that of fiscal 2014.

Research and development expenses. Research and development expenses decreased to $1.0 million for the year ended September 30, 2015, as compared to $4.0 million for fiscal year 2014, a decrease of $3.0 million, or 74.8% . This decrease was mainly because we only carried out quality control and did not incur any overseas sales or conduct any R&D projects after the disposal of BAK International. Therefore, no certification fees were incurred for overseas sales and less materials were consumed for R&D projects in fiscal year 2015.

Sales and marketing expenses. Sales and marketing expenses decreased to $0.1 million for the year ended September 30, 2015, as compared to $4.5 million for fiscal year 2014, a decrease of $4.4 million, or 97.0%, primarily due to our disposal of former subsidiaries which contributed most of our prior period expense. As a percentage of revenues, sales and marketing expenses have decreased to 1.0% for the year ended September 30, 2015, from 3.7% for the same period in 2014, primarily because we did not expand our sales team at the Dalian site as of September 30, 2015. We expanded our sales team at the Dalian site to a headcount of 17 employees in October 2015.

General and administrative expenses. General and administrative expenses decreased to $3.3 million for the year ended September 30, 2015, as compared to $12.4 million for fiscal year 2014, a decrease of $9.0 million, or 73.1% . The decrease was mainly because of the reduction of headcount and operating expenses after the disposal of BAK International and the reduction of depreciation expense of office buildings after the disposal of BAK International.

Operating loss. As a result of the above, our operating loss totaled $3.6 million for the year ended September 30, 2015, as compared to $10.6 million for the fiscal year 2014, a decrease of $7.0 million or 65.7% .

Finance costs, net. Finance costs, net, decreased to nil for the year ended September 30, 2015, as compared to $16.8 million for the prior year, a decrease of $16.8 million, or 100.0% . As we are in the process of constructing our Dalian site, interest expenses incurred on borrowings were capitalized as construction in progress during the year ended September 30, 2015. In the prior year, we incurred interest expense on our bank borrowings and loans from unrelated third parties.

Government grant income. Government grant income increased to $23.1 million for the year ended September 30, 2015, as compared to $75,000 for the same period last year. This was mainly due to the recognition of the subsidy of $23.1 million from the Management Committee of Dalian Economic Zone granted to finance the projected operating loss incurred during the move and construction of our new facilities in Dalian.

Income tax expense. Income tax expense was approximately $5.3 million for the fiscal year 2015 primarily due to the income tax impact of the government subsidies recognized, as compared to $16,000 income tax expense for 2014.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax was $1.8 million for the year ended September 30, 2015 as compared to $64.5 million for 2014. Income from discontinued operations, net of tax, represents the income from the leasing and management of our Research and Development Centre of our former subsidiary in Shenzhen. During the year ended September 30, 2014, this operation generated net income of $3.1 million. We recorded an accounting profit of $61.3 million on disposal of BAK International and its subsidiaries, which was mainly related to the market value appreciation of our Research and Development Centre. Income from discontinued operations in 2015 represents an adjustment to the gain on disposal of subsidiaries from discontinued operations previously recorded in fiscal 2014. Upon the disposal, our former subsidiaries owed us a sum of $17.8 million. We evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. During fiscal 2015, we determined that $1.8 million was recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations in 2015.

Net profit. As a result of the foregoing, we had a net profit of $15.9 million for the year ended September 30, 2015, compared to a net profit of $37.8 million for the year ended September 30, 2014.

Liquidity and Capital Resources

Before the foreclosure of the pledged ownership of BAK International, we had historically financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, factoring of bills receivable to banks and issuance of capital stock. For fiscal 2015, we were primarily financed by short-term bank loans and funds from new investors.

As of September 30, 2015, we had cash and cash equivalents of $6.8 million. Our total current assets were $19.6 million and our total current liabilities were $34.5 million, resulting in a net working capital deficiency of $15.0 million. These factors raise substantial doubts about our ability to continue as a going concern.

During the fiscal year of 2015, we received advances of approximately $9.8 million from certain investors and entered into a Debt Conversion Agreement with these investors on September 29, 2015 to convert these loans into an aggregate 4,376,731 shares of our common stock. In June 2015, we entered into a banking facility letter with Bank of Dandong to provide a maximum loan amount of $12.6 million and bank acceptance and letters of credit of $5.0 million with a term expiring on June 22, 2016. The banking facilities were guaranteed by Shenzhen BAK, Mr. Li and Ms. Xiaoqiu Yu, Mr. Li’s wife. The facilities were also secured by pledged deposits and our Dalian site’s buildings, constructions in progress, land use rights and machinery and equipment. On June 25, 2015, we borrowed RMB50 million (approximately $7.9 million), one-year term bank loan bearing fixed interest at 7.84% per annum under the banking facilities. On August 18, 2015, we borrowed RMB30 million (approximately $4.7 million) one-year term bank loan bearing a fixed interest at 7.84% per annum under the banking facilities. As of September 30, 2015, we had unutilized committed banking facilities of $1.8 million. We may require additional cash to complete the construction of the new Dalian manufacturing facilities. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew these loans upon maturity, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing vigorous support to the new energy facilities and vehicle. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe with that the booming future market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Year Ended September 30,
	2014	2015
Net cash used in operating activities	$(29,299)	$(2,037)
Net cash used in investing activities	(17,544)	(5,502)
Net cash provided by financing activities	33,785	13,344
Effect of exchange rate changes on cash and cash equivalents	51	(34)
Net (decrease) increase in cash and cash equivalents	(13,007)	5,771
Cash and cash equivalents at beginning of the year	13,999	992
Cash and cash equivalents at end of the year	$992	$6,763

Operating Activities

Net cash used in operating activities was $2.0 million in the year ended September 30, 2015, as compared with net cash used in operating activities of $29.3 million in fiscal year 2014. The decrease of $27.3 million in net cash used in operating activities was mainly attributable to changes in trade accounts and bills payable.

Investing Activities

Net cash used in investing activities decreased to $5.5 million in fiscal 2015, from $17.5 million in fiscal 2014. Such change was mainly attributable to the reduction of payment for capital expenditure of $6.1 million and receipt of deferred government grant of $7.4 million in 2015.

Financing Activities

Net cash provided by financing activities was $13.3 million in fiscal 2015, compared with net cash provided by financing activities of $33.8 million in fiscal 2014. Such change was mainly attributable to a reduction of advance from other payables.

As of September 30, 2015, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount
	available	Amount borrowed
Short-term credit facilities:
Bank of Dandong	$17,620	$15,784

On June 22, 2015, our subsidiary, Dalian BAK Power entered into a banking facility letter with Bank of Dandong to provide a maximum loan amount of $12.6 million (RMB80 million) and bank acceptance and letters of credit of $5.0 million (RMB60 million) with a term expiring on June 22, 2016. The banking facilities were guaranteed by Shenzhen BAK, Mr. Li and Ms. Xiaoqiu Yu, Mr. Li’s wife. The facilities were also secured by our Dalian site’s buildings, constructions in progress, land use rights and machinery and equipment. We are required to place 50% and 20% bank deposit prior to issuance of bills payable and letters of credit, respectively. Loans of $12.6 million (RMB80 million), bills payable of $3.2 million (RMB20.3 million) were outstanding as of September 30, 2015. We have unutilized committed banking facilities of $1.8 million.

Capital Expenditures

We incurred capital expenditures of $12.9 million and $19.0 million in fiscal years 2015 and 2014, respectively. Our capital expenditures in 2015 were used primarily to construct our Dalian facility. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Year Ended September 30,
	2014	2015
Purchase of property, plant and equipment and construction in progress	$9,796	$12,852
Purchase of land use right	9,139	-
Purchase of intangible assets	16	29
Total capital expenditure	$18,951	$12,881

We estimate that our total capital expenditures in fiscal year 2016 will reach approximately $47.2 million. Such funds will be used to construct a new plant with 6 product lines and a new warehouse.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2015:

(All amounts in thousands of U.S. dollars)

Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Short-term bank loans	$12,586	$12,586	$-	$-	$-
Bills payable	3,198	3,198	-	-	-
Advances from related parties	106	106	-	-	-
Advances from unrelated third parties	79	79	-	-	-
Capital injection to Dalian BAK Power and Dalian BAK Trading	15,554	15,554	-	-	-
Capital commitments for construction of buildings	1,820	1,820	-	-	-
Capital commitments for purchase of equipment	69	69	-	-	-
Future interest payment on short- term bank loans	706	706	-	-	-
Total	$34,118	$34,118	$-	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2015.

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

Government Grants

Our subsidiaries in China receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, we present the government subsidies received as income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense, interest expenses and removal costs. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met.

Grants applicable to land are amortized over the life of the depreciable facilities constructed on it. For research and development expenses, we match and offset the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred.

Changes in Accounting Standards

Please refer to note 2 to our consolidated financial statements, “Principal Activities, Basis of Presentation and Organization –Recently Issued Accounting Standards,” for a discussion of relevant pronouncements.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2014	2015
Balance sheet items as of September 30	6.1382	6.3564
Amounts included in the statement of income and comprehensive loss and statement of cash flows for the years ended September 30	6.1469	6.2224

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2015.

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation and as a result of the material weakness discussed below, our chief executive officer and interim chief financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2015 were not effective because of the following material weakness in our internal control over financial reporting has been identified:

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2015, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Xiangqian Li	47	Chairman of the Board and Chief Executive Officer
Chunzhi Zhang	53	Director
Martha C. Agee	60	Director
Jianjun He	43	Director
Guosheng Wang	43	Director
Jian Lin	38	Interim Chief Technology Officer
Wenwu Wang	34	Interim Chief Financial Officer

Xiangqian Li has served as the chairman of our board, our president and chief executive officer since January 20, 2005. He has been a director of BAK International Limited, or BAK International, our former Hong Kong incorporated subsidiary, since November 2004. Mr. Li is the founder and has served as the chairman of the board of Shenzhen BAK Battery Co., Ltd., or Shenzhen BAK, our former indirect wholly owned subsidiary, since its inception in August 2001, and served as Shenzhen BAK’s general manager since December 2003. From June 2001 to June 2003, Mr. Li was the chairman of Huaran Technology Co., Ltd., a PRC-incorporated company engaged in the car audio business. Mr. Li received a bachelor’s degree in thermal energy and power engineering from the Lanzhou Railway Institute, China and a doctorate degree in quantitative economics from Jilin University in China.

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

Martha C. Agee has served as our director since November 15, 2012. Since 1997, Ms. Agee has been a senior lecturer of business law at Hankamer School of Business of Baylor University where she teaches courses in the Legal Environment of Business, International Business Law, and Healthcare Law & Ethics for graduate and undergraduate students. Prior to that, Ms. Agee practiced law from 1988 to 1996. Ms. Agee obtained her bachelor’s degree in Accounting in 1976 and Juris Doctorate degree in 1988 from Baylor University.

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

Guosheng Wang has served as our director since August 1, 2014. Since June 2014, Mr. Wang has been in charge of the construction of facilities of the Company’s subsidiary, Dalian BAK Power Battery Co., Ltd (“Dalian BAK”) and the relocation of assets and equipment of BAK International (Tianjin) Limited (“BAK Tianjin”) to Dalian BAK. Prior to that, Mr. Wang served as vice president of operations of BAK Tianjin since May 2013, where he was managing the Quality Department, Purchase Department, Equipment Department and HR Department. From May 2010 to May 2013, Mr. Wang served as manager of Equipment Department of BAK Tianjin. From March 2008 to May 2010, he served as Director of No. 1 Manufacture Department of BAK Tianjin. Mr. Wang began his career working as an engineer at Harbin Railway Transportation Equipment Co., Ltd in 1994. Mr. Wang obtained his bachelor’s degree in mechanical manufacturing engineering and equipment from Lanzhou Jiaotong University in July 1994.

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

Ms. Agee, Chair of the Audit Committee, was previously a Certified Public Accountant, worked as Chief Accountant for political sub-division for five and a half years and worked as Supervisor of Accounting for a large retail chain where the responsibilities included hiring, training, and supervision of accounting staff; preparation and analysis of 17 monthly financial statements and quarterly consolidated financial statements; budgeting, and internal auditing.

Mr. He, Chair of the Nominating and Corporate Governance Committee, has more than 15-year experience in accounting and finance and is an associate member of the Chinese Institute of Certificate Public Accounts.

Mr. Wang, has served with the Company since 2003 and brings to the Board extensive experience in all aspects of our business and industry and strong management and technical skills.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

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

•

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

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

•

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

The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our Company. The Audit Committee is responsible for, among other things:

•	the appointment, compensation, retention and oversight of the work of the independent auditor;
•	reviewing and pre-approving all auditing services and permissible non-audit services (including the fees and terms thereof) to be performed by the independent auditor;

•	reviewing and approving all proposed related-party transactions;
•	discussing the interim and annual financial statements with management and our independent auditors;
•

reviewing and discussing with management and the independent auditor (a) the adequacy and effectiveness of the Company’s internal controls, (b) the Company’s internal audit procedures, and (c) the adequacy and effectiveness of the Company’s disclosure controls and procedures, and management reports thereon;

•	reviewing reported violations of the Company’s code of conduct and business ethics; and
•

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

The purpose of our Compensation Committee discharge the responsibilities of the Company’s Board of Directors relating to compensation of the Company’s executives, to produce an annual report on executive compensation for inclusion in the Company’s proxy statement, if required, and to oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans. Our chief executive officer may not be present at any Compensation Committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

•	reviewing and approving the compensation structure for corporate officers at the level of corporate vice president and above;
•

overseeing an evaluation of the performance of the Company’s executive officers and approve the annual compensation, including salary, bonus, incentive and equity compensation, for the executive officers;

•

reviewing and approving chief executive officer goals and objectives, evaluate chief executive officer performance in light of these corporate objectives, and set chief executive officer compensation consistent with Company philosophy;

•	making recommendations to the Board regarding the compensation of board members;
•

reviewing and making recommendations concerning long-term incentive compensation plans, including the use of equity-based plans. Except as otherwise delegated by the Board of Directors, the Compensation Committee will act on behalf of the Board of Directors as the “Committee” established to administer equity- based and employee benefit plans, and as such will discharge any responsibilities imposed on the Compensation Committee under those plans, including making and authorizing grants, in accordance with the terms of those plans.

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

The purpose of the Nominating and Corporate Governance Committee is to determine the slate of director nominees for election to the Company’s Board of Directors, to identify and recommend candidates to fill vacancies occurring between annual shareholder meetings, and to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its members. The Nominating and Corporate Governance Committee is responsible for, among other things:

•	annually presenting to the Board a list of individuals recommended for nomination for election to the Board at the annual meeting of stockholders, and for appointment to the committees of the Board;
•	annually reviewing the composition of each committee and present recommendations for committee memberships to the Board as needed; and
•

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our Common Stock must report their initial ownership of the Common Stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to Xiangqian Li, our Chief Executive Officer for services rendered in all capacities during fiscal years 2015 and 2014. No other executive officers received total compensation in excess of $100,000 in either fiscal year.

			Stock
			Awards	Option
Name and Principal Position	Year	Salary ($)(1)	($)	Awards ($)	Total ($)
Xiangqian Li, President, Chief Executive Officer	2015	21,214	-	-	21,214
	2014	39,044	-	-	39,044

(1) The amounts reported in this table have been converted from RMB to U.S. dollars based on the average conversion rate between the U.S. dollar and RMB for the applicable fiscal year, or $1.00 to RMB 6.2224 (fiscal year 2015 exchange rate), $1.00 to RMB6.1469 (fiscal year 2014 exchange rate).

Summary of Employment Agreements

The base salary shown in the Summary Compensation Table is described in each named executive officer’s respective employment agreement. The material terms of those employment agreements are summarized below.

We entered into employment agreements with three-year initial terms with our named executive officers with standard employment agreements. We entered into the employment agreements with Mr. Li and Mr. Wenwu Wang on October 1, 2014 and September 30, 2014, respectively. Each of our standard employment agreements is automatically extended by a year at the expiration of the initial term and at the expiration of every one-year extension, until terminated in accordance with the termination provisions of the agreements, which are described below.

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

Outstanding Equity Awards at Fiscal Year-End 2015

The following table sets forth information concerning the fiscal 2015 year-end value of restricted shares granted to our Interim Chief Financial Officer, Wenwu Wang. No other executive officers received unexercised options or stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
			Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Wenwu Wang	-	--	-	-	-	-	-	41,667*	107,640

* On June 30, 2015, our Interim Chief Financial Officer, Wenwu Wang was granted 50,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Equity Incentive Plan (the “2015 Plan”). The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015.

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

On June 30, 2015, each of our independent directors was granted 30,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015.

The following table sets forth the total compensation earned by our non-employee directors during our fiscal year ended September 30, 2015:

	Fees Earned
	or
Name	Paid in	Stock	Total ($)
	Cash ($)	Awards ($)
Chunzhi Zhang	20,000	32,616	52,616
Martha C. Agee	20,000	32,616	52,616
Jianjun He	20,000	32,616	52,616

We do not maintain a medical, dental or retirement benefits plan for the directors.

Except as disclosed in this annual report, we have not compensated, and will not compensate, our non-independent directors, Mr. Xiangqian Li and Mr. Guosheng Wang, for serving as our directors, although they are entitled to reimbursements for reasonable expenses incurred in connection with attending our board meetings.

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

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on January 8, 2015 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

Names of Management and Names	Amount and Nature of
of Certain Beneficial Owners (1)	Beneficial Ownership (1)
	Number (2)	Percent (3)
Xiangqian Li	3,760,557	21.9%

Chunzhi Zhang (4)	11,000	*

Martha C. Agee (4)	7,500	*

Jianjun He (4)	7,500	*

Guosheng Wang (5)	12,500	*

Wenwu Wang (6)	12,500	*

All executive officers and directors as a group (6 persons)	3,811,557	22.2%

*	Denotes less than 1% of the outstanding shares of Common Stock.

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

(3)

A total of 17,145,493 shares of Common Stock are considered to be outstanding on the Reference Date. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

(4)

On June 30, 2015, each of our independent directors was granted 30,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On June 25, 2007, Mr. Zhang was granted 1,000 shares of restricted Common Stock. On August 6, 2008, Mr. Zhang was granted an additional 1,000 shares of restricted Common Stock on the same terms as those governing the June 25, 2007 grant. On June 26, 2009, Mr. Zhang was granted an additional 1,000 shares of restricted Common Stock, on the same terms as those governing the June 25, 2007 and August 6, 2008 grants. On July 1, 2010, Mr. Zhang was granted an additional 1,000 shares of restricted Common Stock on the same terms as those governing the June 25, 2007, August 6, 2008, and June 26, 2009 grants. On January 19, 2011, Mr. Zhang waived the receipt of 500 shares of the July 1, 2010 grant in consideration of an additional quarterly payment by the Company of $6,250 on or about January 6, 2011 pursuant to the increase, effective January 1, 2011, of each of the directors’ annual retainer fee under the Company’s Stock Option Plan by $25,000 in lieu of each director’s receipt of restricted shares under the Stock Option Plan.

(5)

On June 30, 2015, Mr. Guosheng Wang was granted 50,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015.

(6)

On June 30, 2015, Mr. Wenwu Wang was granted 50,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Option Plan and Compensation Plan for Non-Employee Directors

The following table sets forth certain information about the securities authorized for issuance under our Stock Option Plan and our Compensation Plan for Non-Employee Directors as of September 30, 2015. Options exercisable for all of the securities shown in column (a) below were granted under our Stock Option Plan.

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

(1) Includes 86,500 shares of restricted stock that were available for future issuance under our Compensation Plan for Non-Employee Directors and 135,901 shares of restricted stock that were available for future issuance under our Stock Option Plan, as of September 30, 2015.

2015 Equity Incentive Plan

The following table sets forth certain information about the securities authorized for issuance under our 2015 Plan as of September 30, 2015.

Number of securities
	Number of securities	Weighted-average	remaining available for future
	to be issued upon	exercise price of	issuance under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities reflected
	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	9,310,000(1)

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	9,310,000(1)

On June 12, 2015, shareholders of the Company approved the 2015 Plan for Employees, Directors and Consultants of the Company and its Affiliates. The maximum aggregate number of Shares that may be issued under the Plan is ten million (10,000,000) Shares.

On June 30, 2015, pursuant to the 2015 Plan, the Compensation Committee of the Company’s Board of Directors granted an aggregate of 690,000 restricted shares of the Company’s common stock to certain employees, officers and directors of the Company. In accordance with the vesting schedule of the grant, the restricted shares will vest in twelve equal quarterly installments on the last day of each fiscal quarter beginning on June 30, 2015 and ending on March 31, 2018.

As of September 30, 2015, 32,498 vested shares were issued, and 657,502 shares were to be issued upon vesting. Under the 2015 Plan, 9,310,000 shares still remained available for future issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

We obtained a one-year banking facilities of $18.9 milion from Bank of Dandong. The banking facilities were guaranteed by Mr. Xiangqian Li, the Company’s CEO and his wife, Ms. Xiaoqiu Yu, and Shenzhen BAK, our former subsidiary. Mr. Li did not receive and is not entitled to receive any consideration for the above-referenced guarantees. We are not independently obligated to indemnify any of those guarantors for any amounts paid by them pursuant to any guarantee.

After the disposal of BAK International and prior to the completion of construction of the new manufacturing site in Dalian, we generated our revenues from sale of batteries via subcontracting the production to BAK Tianjin, a former subsidiary. For the years ended September 30, 2014 and 2015, we purchased inventories of $3.3 million and $10.5 million from BAK Tianjin.

During the years ended September 30, 2014 and 2015, the Company purchased machinery and equipment from BAK Tianjin totaled $4.3 million and $6.8 million, respectively.

For the years ended September 30, 2014 and 2015, we generated revenue of

•	$18,030 and $1,377,004 from Shenzhen BAK, respectively;
•	$98,459 and $1,470,579 from BAK Tianjin, respectively;
•	nil and $17,063, respectively from Zhengzhou BAK Battery Co., Ltd, a company with the common director of Mr. Xiangqian Li, the Company’s CEO; and
•	nil and $298,983, respectively from Tianjin BAK New Energy.

For the years ended September 30, 2014 and 2015, we purchased inventories of $19,411 and $395,593, respectively from Tianjin BAK New Energy, a company with the common director of Mr. Li, the Company’s CEO.

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

Independent Registered Public Accounting Firm’s Fees and Services

Audit Fees

Crowe Horwath (HK) CPA Limited (“Crowe Horwath”) has billed us $392,000 and $228,000 in the aggregate for the fiscal years ended September 30, 2014 and 2015, respectively, for professional services rendered for the audit of our fiscal years 2014 and 2015 annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q and assistance with the Securities Act filings.

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
SEPTEMBER 30, 2015 AND 2014

Report of Independent Registered Public Accounting Firm

Crowe Horwath (HK) CPA Limited

To the Board of Directors and Shareholders of
China BAK Battery, Inc.

We have audited the accompanying consolidated balance sheets of China BAK Battery, Inc. and its subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended September 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of September 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of September 30, 2015. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath (HK) CPA Limited
Hong Kong, China
January 13, 2016

China BAK Battery, Inc. and Subsidiaries
Consolidated balance sheets
As of September 30, 2014 and 2015
(In US$)

	Note	2014	2015
Assets
Current assets
Cash and cash equivalents		$991,519	$6,762,745
Pledged deposits	3	-	1,519,601
Trade accounts and bills receivable, net	4	1,013,641	4,771,958
Inventories	5	2,648,098	3,057,575
Prepayments and other receivables	6	589,864	2,552,658
Receivable from former subsidiaries, net	7	7,261,089	686,514
Prepaid land use rights, current portion	10	183,048	176,764
Deferred tax assets, current portion	15	-	43,175

Total current assets		12,687,259	19,570,990

Property, plant and equipment, net	8	124,255	22,274,820
Construction in progress	9	22,187,315	13,039,373
Prepaid land use rights, non-current	10	8,969,352	8,455,231
Intangible assets, net	10	-	26,818

Total assets		$43,968,181	$63,367,232

Liabilities
Current liabilities
Trade accounts and bills payable		$-	$4,910,717
Taxes payable		-	5,108,878
Short-term bank loans	11	4,887,426	12,585,740
Other short-term loans	12	5,552,117	184,755
Accrued expenses and other payables	13	13,427,130	11,569,981
Deferred government grants, current	14	24,437,131	181,510

Total current liabilities		48,303,804	34,541,581

Deferred government grants, non-current	14	-	7,014,114
Deferred tax liabilities, non-current	15	-	142,650

Total liabilities		48,303,804	41,698,345

Commitments and contingencies	19

Shareholders' (deficit) equity
Common stock $0.001 par value; 500,000,000 (2014: 20,000,000) authorized; 12,856,301 (2014: 12,763,803) issued and 12,712,095 (2014: 12,619,597) outstanding as of September 30, 2015		12,763	12,856
Donated shares		14,101,689	14,101,689
Additional paid-in capital		127,438,362	138,036,080
Accumulated deficit		(141,796,196)	(125,922,270)
Accumulated other comprehensive loss		(25,631)	(492,858)
		(269,013)	25,735,497
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders' (deficit) equity		(4,335,623)	21,668,887

Total liabilities and shareholder's equity		$43,968,181	$63,367,232

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Consolidated statements of operations and comprehensive (loss) income
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

	Note	2014	2015
Net revenues	21	$123,014,080	$13,904,414
Cost of revenues		(113,454,395)	(12,954,553)
Gross profit		9,559,685	949,861
Operating expenses:
Research and development expenses		(3,981,163)	(1,001,889)
Sales and marketing expenses		(4,504,410)	(135,468)
General and administrative expenses		(12,357,721)	(3,329,763)
Recovery of (provision for) doubtful accounts		639,390	(131,745)
Total operating expenses		(20,203,904)	(4,598,865)
Operating loss		(10,644,219)	(3,649,004)
Finance cost, net	9, 11, 12	(16,800,404)	-
Government grant income	14	74,532	23,103,427
Other income (expenses), net		665,053	(91,219)
(Loss) profit before income tax and discontinued operations		(26,705,038)	19,363,204
Income tax expenses	15	(16,475)	(5,320,515)
(Loss) profit before discontinued operations, net of tax		(26,721,513)	14,042,689
Income from discontinued operations, net of tax	1	64,497,429	1,831,237

Net profit		37,775,916	15,873,926

Other comprehensive income
– Release of foreign currency translation adjustment upon disposal of subsidiaries		(39,008,449)	-
– Foreign currency translation adjustment		1,071,881	(467,227)
		(37,936,568)	(467,227)

Comprehensive (loss) income		$(160,652)	$15,406,699

(Loss) earnings per share - Basic	17
– From continuing operations		$(2.12)	$1.10
– From discontinued operations		5.11	0.14
		$2.99	$1.25

(Loss) earnings per share - Diluted	17
– From continuing operations		$(2.12)	$1.09
– From discontinued operations		5.11	0.14
		$2.99	$1.23

Weighted average number of shares of common stock:	17
– Basic		12,619,597	12,718,388
– Diluted		12,619,597	12,881,121

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Consolidated statements of changes in shareholders’ equity
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	of shares	Amount	Shares	capital	reserves	deficit	income	of shares	Amount	equity

Balance as of October 1, 2013	12,763,803	$12,763	$14,101,689	$127,349,617	$7,786,157	$(226,366,718)	$37,910,937	(144,206)	$(4,066,610)	$(43,272,165)

Net profit	-	-	-	-	-	37,775,916	-	-	-	37,775,916

Loss of control of BAK International	-	-	-	-	(7,786,157)	46,794,606	(39,008,449)	-	-	-

Share-based compensation for employee stock awards	-	-	-	88,745	-	-	-	-	-	88,745

Foreign currency translation adjustment	-	-	-	-	-	-	1,071,881	-	-	1,071,881

Balance as of September 30, 2014	12,763,803	$12,763	$14,101,689	$127,438,362	$-	$(141,796,196)	$(25,631)	(144,206)	$(4,066,610)	$(4,335,623)

Net profit	-	-	-	-	-	15,873,926	-	-	-	15,873,926

Share-based compensation for employee and director stock awards	-	-	-	750,167	-	-	-	-	-	750,167

Common stock issued	92,498	93	-	(93)	-	-	-	-	-	-

Shares to be issued (Note 1)	-	-	-	9,847,644	-	-	-	-	-	9,847,644

Foreign currency translation adjustment	-	-	-	-	-	-	(467,227)	-	-	(467,227)

Balance as of September 30, 2015	12,856,301	$12,856	$14,101,689	$138,036,080	$-	$(125,922,270)	$(492,858)	(144,206)	$(4,066,610)	$21,668,887

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2014 and 2015
(In US$)

	2014	2015
Cash flows from operating activities
Net profit	$37,775,916	$15,873,926
Income from discontinued operations, net of tax	(64,497,429)	(1,831,237)
Adjustments to reconcile net profit to net cash used in operating activities:
Depreciation and amortization	8,257,676	508,945
(Recovery of) provision for doubtful debts	(639,390)	131,745
Waiver of interest	8,347,735	-
Write-down of inventories	8,752,543	221,172
Share-based compensation	88,745	750,167
Deferred government grants	-	(23,103,427)
Deferred tax liabilities	-	101,617
Exchange loss (gain)	255,146	(200,078)
Changes in operating assets and liabilities:
Trade accounts and bills receivable	(14,827,964)	(4,349,352)
Inventories	8,629,658	(107,512)
Prepayments and other receivables	(9,161,926)	132,777
Trade receivables from former subsidiaries	-	(801,608)
Trade accounts and bills payable	(22,708,363)	5,016,470
Accrued expenses and other payables	5,850,921	400,375
Income taxes payable	-	5,218,898
Deferred income	(245,887)	-
Other long-term payables	1,207,894	-
Net cash used in continuing operations	(32,914,725)	(2,037,122)
Net cash provided by discontinued operations	3,615,638	-
Net cash used in operating activities	(29,299,087)	(2,037,122)

Cash flows from investing activities
Disposal of subsidiaries, net of cash disposed of $4,163,555	(4,163,555)	-
Decrease (increase) in pledged deposits	7,990,705	(1,552,326)
Repayment from former subsidiaries	876,240	-
Deferred government grant	-	7,416,752
Purchases of property, plant and equipment and construction in progress	(9,795,663)	(12,851,944)
Acquisitions of land use rights	(9,139,447)	-
Purchase of intangible assets	(15,825)	(28,586)
Net cash used in continuing operations	(14,247,545)	(7,016,104)
Net cash used in discontinued operations	(3,296,571)	1,514,183
Net cash used in investing activities	(17,544,116)	(5,501,921)

Cash flows from financing activities
Proceeds from borrowings	96,494,997	12,856,775
Repayment of borrowings	(178,695,284)	(4,821,290)
Advances from investors (Note 1)	-	9,847,644
Borrowings from unrelated parties	137,689,207	1,601,311
Repayment to unrelated parties	-	(6,355,104)
Borrowings from related party	650,735	3,747,800
Repayment to related party	(22,354,791)	(3,532,828)
Net cash provided by financing activities	33,784,864	13,344,308
Effect of exchange rate changes on cash and cash equivalents	51,232	(34,039)
Net (decrease) increase in cash and cash equivalents	(13,007,107)	5,771,226
Cash and cash equivalents at the beginning of year	13,998,626	991,519
Cash and cash equivalents at the end of year	$991,519	$6,762,745
Non-cash transactions:
Purchase of inventories offset against receivables from former subsidiaries	$3,295,456	$615,706
Purchase of property, plant and equipment (inclusive of VAT) offset against receivables from former subsidiaries	$4,268,397	$6,831,398
Payment of construction in progress offset against receivables from former subsidiaries	$558,577	$-
Advance from an unrelated third party offset against consideration from disposal of subsidiaries	$83,812,839	$-
Waiver of interest offset against consideration from disposal of subsidiaries	$8,347,735	$-
Bills receivable discounted to banks	$913,517	$-
Removal expenditures offset against government grants	$-	$1,003,027
Depreciation expenses offset against government grants	$-	$66,169
Accounts receivable offset against advance from a related company	$-	$349,810
Receivable from a former subsidiary offset against advance from a related company	$-	$401,774
Transfer of construction in progress to property, plant and equipment	$-	$22,944,570
Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$8,452,669	$-

See accompanying notes to the consolidated financial statements.
F-6

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

China BAK Battery, Inc. (“China BAK”) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. China BAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as "Li-ion" or "Li-ion cell") high power rechargeable batteries. Prior to the disposal of BAK International Limited (“BAK International”) and its subsidiaries (see below), the batteries produced by the Company were for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric vehicles, and general industrial applications. After the disposal of BAK International and its subsidiaries on June 30, 2014, the Company will focus on the manufacture, commercialization and distribution of high power lithium ion rechargeable batteries for use in cordless power tools, light electric vehicles, hybrid electric vehicles, electric cars, electric buses, uninterruptable power supplies and other high power applications.

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
For the years ended September 30, 2014 and 2015
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

As of September 30, 2015, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On August 14, 2013, Dalian BAK Trading Co., Ltd (“Dalian BAK Trading”) was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000 (Note 19(i)). Pursuant to Dalian BAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to Dalian BAK Trading on or before August 14, 2015. Up to the date of this report, the Company has contributed $100,000 to Dalian BAK Trading in cash.

On December 27, 2013, Dalian BAK Power Battery Co., Ltd (“Dalian BAK Power”) was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000 (Note 19(i)). Pursuant to Dalian BAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to Dalian BAK Power on or before December 27, 2015. Up to the date of this report, the Company has contributed $14,846,344 to Dalian BAK Power through injection of a series of patents and cash of $9,846,344.

The Company’s consolidated financial statements have been prepared under US GAAP.

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

After the disposal of BAK International Limited and its subsidiaries effective on June 30, 2014, and as of September 30, 2014 and 2015, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian BAK Trading Co., Ltd. (“Dalian BAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian BAK Power Battery Co., Ltd. (“Dalian BAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC.

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
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

Pursuant to a memorandum of understanding with the buyer of the Company’s former subsidiaries dated August 20, 2014, Mr. Li remains as a director of BAK International, Shenzhen BAK, BAK Battery and BAK Tianjin until Shenzhen BAK’s full settlement of its bank loans of $59.9 million expiring on various dates through March 2015 and then Shenzhen BAK renewed the bank loans with Agricultural Bank of China of $66.1 million (RMB420 million) expiring on April 14, 2016. On May 20, 2015, BAK Asia New Energy Holding Limited (formerly known as “Asia Zhi Li New Energy Holding Limited”), the shareholder of BAK International Limited agreed to indemnify Mr. Li from any loss as a result of the default of repayment of bank loans by Shenzhen BAK.

The Company had a working capital deficiency, accumulated deficit from recurring net losses incurred for prior years and short-term debt obligations as of September 30, 2014 and 2015. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

In June and July 2015, the Company received advances of approximately $9.8 million from the following potential investors, who are independent from the Company and independent from each other:

Mr. Shibin Mao	$2,227,148
Mr. Dawei Li	1,499,967
Mr. Ping Shen	1,499,967
Mr. Shangdong Liu	1,599,968
Ms. Lijuan Wang	1,500,000
Mr. Jiping Zhou	1,520,594
$9,847,644

Pursuant to the loan agreements with the investors executed on September 29, 2015, the loans were interest bearing at 20% per annum and secured by all the assets of Dalian BAK Power in China. Advances of $9,466,985 were repayable by September 30, 2015 and an advance of $380,659 was repayable by December 7, 2015.

On September 29, 2015, the Company entered into a Debt Conversion Agreement with these investors. Pursuant to the terms of the Debt Conversion Agreement, each of the creditors agreed to convert existing loan principal of $9,847,644 into an aggregate 4,376,731 shares of common stock of the Company (“the Shares”) at a conversion price of $2.25 per share. The closing price as of September 29, 2015 was $2.22, which was slightly lower than the conversion price of $2.25. There was no expense associated with the conversion.

Pursuant to supplemental agreements also executed on September 29, 2015, if the loans were converted into equity before October 30, 2015, the investors will waive their entitlements to all the interest accruing on the loans.

Upon receipt of the Shares on October 16, 2015, the creditors released the Company from all claims, demands and other obligations relating to the Debts. The amount of $9,847,644 was classified as shares to be issued under additional paid-in capital as of September 30, 2015.

As such, no interest was recognized by the Company on the advances from investors pursuant to the supplemental agreements with investors and the Debt Conversion Agreement.

On June 22, 2015, Dalian BAK Power entered into a banking facility letter with Bank of Dandong to provide a maximum loan amount of $18.9 million (RMB120 million) to June 22, 2016. The banking facilities include $12.6 million (RMB80 million) short term loans and $6.3 million (RMB40 million) bank acceptance. The banking facilities were guaranteed by Shenzhen BAK, Mr. Li, and his wife, Ms. Xiaoqiu Yu. The facilities were also secured by Dalian BAK Power’s buildings, construction in progress, prepaid land use rights and machineries and pledged deposits. On June 25, 2015, the Company borrowed $7.9 million (RMB50 million) from Bank of Dandong for a period from June 25, 2015 to June 22, 2016, bearing fixed interest at 7.84% per annum. The Company borrowed another loan of $4.7 million (RMB30 million) with a fixed interest rate at 7.84% per annum for the period from August 18, 2015 to June 10, 2016. In September 2015, the Company applied to Bank of Dandong to revise the bank acceptance facilities of $6.3 million (RMB40 million) into $3.1 million (RMB20 million) bank acceptance and $1.9 million (RMB12 million) letter of credit. As of September 30, 2015, the Company had unutilized committed banking facilities of $1.8 million. The Company plans to raise additional funds through bank borrowings and equity financing in the future to meet its daily cash demands if required.

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
For the years ended September 30, 2014 and 2015
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

Discontinued operations

The Company had also been engaged in property leasing and management of its Research and Development Centre in Shenzhen since its completion in July 2013. Following the disposal of BAK International and in subsidiaries on June 30, 2014, the Company no longer engaged in property leasing and management. Thus, this business is accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. Accordingly, assets and liabilities, revenues and expenses and cash flows related to the property leasing and management business have been appropriately reclassified in the accompanying consolidated financial statements as discontinued operations for all periods presented.

The following table presents the net assets of the Disposal Group as of June 30, 2014 (date of disposal):

Carrying amount
Cash and cash equivalents	$4,163,555
Pledged deposits	119,382
Trade accounts receivable, net	63,539,165
Inventories	39,941,073
Prepayments and other receivables	25,975,982
Property, plant and equipment, net	153,341,607
Construction in progress	11,900,752
Prepaid land use rights, net	21,950,651
Intangible assets, net	583,662
Short-term bank loans	(63,181,988)
Accounts and bills payable	(100,364,485)
Accrued expenses and other payables	(24,864,086)
Other short term loans	(53,406,103)
Payable to the Company (Note)	(17,844,674)
Deferred revenue	(7,215,622)
Other long-term payables	(23,834,320)
Rental deposits	(1,144,121)
Deferred tax liabilities	(769,357)
Net assets of BAK International and subsidiaries upon disposal	28,891,073
Consideration received in the form of :
Offset against loans from Mr. Wang	(83,812,839)
Waiver of interest accruing up to June 30, 2014	(8,262,566)
(63,184,332)
Impairment on receivable from the Disposal Group (Note)	1,836,580
Gain on disposal of subsidiaries	$(61,347,752)

Note:	As of September 30, 2014, management of the Company evaluated the collectability of the amount due from the Disposal Group and determined that $1.8 million should be impaired (Note 7).

The following table presents the components of discontinued operations in relation to the property leasing and management business reported in the consolidated statement of operations and comprehensive (loss) income for the years ended September 30, 2014 and 2015:

	2014	2015
Net revenues	$4,069,147	$-
Cost of revenues	(919,470)	-
	3,149,677	-
Gain on disposal of subsidiaries	61,347,752	-
Recovery of doubtful accounts (Note 7)	-	1,831,237
Income from discontinued operations, net of tax	$64,497,429	$1,831,237

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

2.	Summary of Significant Accounting Policies and Practices

(a) Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries up to the date of disposal. All significant intercompany balances and transactions have been eliminated prior to consolidation.

(b) Cash and Cash Equivalents

Cash consists of cash on hand and in banks excluding pledged deposits. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of September 30, 2014 and 2015, there were no cash equivalents.

(c) Trade Accounts and Bills Receivable

Trade accounts and bills receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

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

The Company regularly reviews the cost of inventories against their estimated fair market value and records a lower of cost or market write down for inventories that have costs in their excess of estimated market value.

(e) Property, Plant and Equipment

Property, plant and equipment (except construction in progress) are stated at cost less accumulated depreciation and impairment charges. Depreciation is calculated based on the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

Buildings	5-35 years
Machinery and equipment	5-12 years
Office equipment	1-12 years
Motor vehicles	5-8 years

The cost and accumulated depreciation of property, plant and equipment sold are removed from the consolidated balance sheets and resulting gains or losses are recognized in the consolidated statements of operations and comprehensive loss.

Construction in progress mainly represents expenditures in respect of the Company’s corporate campus, including offices, factories, warehouses and research and development facilities, under construction. All direct costs relating to the acquisition or construction of the Company’s corporate campus and equipment, including interest charges on borrowings, are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

A long-lived asset to be disposed of by abandonment continues to be classified as held and used until it is disposed of.

(f) Prepaid Land Use Rights

Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

2.	Summary of Significant Accounting Policies and Practices (Continued)

(g) Foreign Currency Transactions and Translation

The reporting currency of the Company is the United States dollar (“US dollar”). The financial records of the Company’s PRC operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. The financial records of the Company’s subsidiaries established in other countries are maintained in their local currencies. Assets and liabilities of the subsidiaries are translated into the reporting currency at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expense items are translated using the average rate for the period. The translation adjustments are recorded in accumulated other comprehensive income (loss) under shareholders’ equity.

Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are remeasured into the applicable functional currencies at historical exchange rates. Transactions in currencies other than the applicable functional currencies during the period are converted into the functional currencies at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the consolidated statements of operations and comprehensive (loss) income.

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

September 30, 2015
Balance sheet, except for equity accounts	RMB 6.3564 to US$1.00
Income statement and cash flows	RMB 6.2224 to US$1.00

September 30, 2014
Balance sheet, except for equity accounts	RMB 6.1382 to US$1.00
Income statement and cash flows	RMB 6.1469 to US$1.00

(h) Intangible Assets

Intangible assets are stated in the balance sheet at cost less accumulated amortization and impairment, if any. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives. The respective amortization periods for the intangible assets are as follows:

Computer software	10 years

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
For the years ended September 30, 2014 and 2015
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

The impact of an uncertain income tax positions on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes.

(m) Research and Development and Advertising Expenses

Research and development and advertising expenses are expensed as incurred. Research and development expenses consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material costs for research and development. For the years ended September 30, 2014 and 2015, the Company recorded research and development expenses of $3,981,163 and $1,001,889, respectively.

Advertising expenses, included in sales and marketing expenses were insignificant for the years ended September 30, 2014 and 2015.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2014 and 2015
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

(p) Share-based Compensation

The Company adopted the provisions of ASC Topic 718 which requires the Company to measure and recognize compensation expenses for an award of an equity instrument based on the grant-date fair value. The cost is recognized over the vesting period (or the requisite service period) on graded-vesting method. ASC Topic 718 also requires the Company to measure the cost of a liability classified award based on its current fair value. The fair value of the award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period are recognized as compensation cost over that period. Further, ASC Topic 718 requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.

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

(q) Retirement and Other Postretirement Benefits

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
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

2.	Summary of Significant Accounting Policies and Practices (Continued)

(s) Use of Estimates

The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of long-lived assets; valuation allowance for obsolete inventories, receivables and deferred tax assets and valuation of share-based compensation expense. Actual results could differ from those estimates.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" which clarifies and improves the principles for recognizing revenue and develops a common revenue standard for United States generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) that among other things, improves comparability of revenue recognition practices and provides more useful information to users of financial statements through improved disclosure requirements. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. The Company is currently reviewing the effect of this guidance on its revenue recognition.

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
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

2.	Summary of Significant Accounting Policies and Practices (Continued)

(v) Recently Issued Accounting Standards (Continued)

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied retrospectively to each period presented. The adoption of this standard update is not expected to have any impact on the Company's financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Pledged Deposits

Pledged deposits as of September 30, 2014 and 2015 consisted of the following:

	2014	2015
Pledged deposits with bank for:
Bills payable	$-	$1,461,757
Letters of credit	-	57,844
	$-	$1,519,601

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

4.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of September 30, 2014 and 2015 consisted of the following:

	2014	2015
Trade accounts receivable	$1,013,641	$4,792,416
Less: Allowance for doubtful accounts	-	(122,115)
	1,013,641	4,670,301
Bills receivable	-	101,657
	$1,013,641	$4,771,958

An analysis of the allowance for doubtful accounts is as follows:

	2014	2015
Balance at beginning of year	$17,734,802	$-
Gross provision for the year	4,745,933	124,745
Reversal for the year:-
Recoveries by cash	(4,368,429)	-
Recoveries by return of products from customers	(1,015,359)	-
(Credited) debited to consolidated statements of comprehensive (loss) income	(637,855)	124,745
Disposal of subsidiaries	(16,866,605)	-
Foreign exchange adjustment	(230,342)	(2,630)
Balance at end of year	-	122,115

5.	Inventories

Inventories as of September 30, 2014 and 2015 consisted of the following:

	2014	2015
Raw materials	$9,187	$712,713
Work in progress	-	1,441,368
Finished goods	2,638,911	903,494
	$2,648,098	$3,057,575

During the years ended September 30, 2014 and 2015, write-downs of obsolete inventories to lower of cost or market of $8,752,543 and $221,172, respectively, were charged to cost of revenues.

6.	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2014 and 2015 consisted of the following:

	2014	2015
Value added tax recoverable	$570,577	$1,719,062
Prepayments to suppliers	-	447,430
Deposits	-	154,892
Staff advances	5,028	42,718
Prepaid operating expenses	2,750	195,556
Others	11,509	-

	589,864	2,559,658
Less: Allowance for doubtful accounts	-	(7,000)
	$589,864	$2,552,658

An analysis of the allowance for doubtful accounts is as follows:

	2014	2015
Balance at beginning of year	$1,980,914	$-
Provision for the year	23,536	7,000
Recovery for the year	(25,071)	-
Disposal of subsidiaries	(1,939,682)	-
Foreign exchange adjustment	(39,697)	-
Balance at end of year	$-	7,000

China BAK Battery, Inc. and subsidiaries
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

7.	Receivables from Former Subsidiaries

Receivable from former subsidiaries as of September 30, 2014 and 2015 consisted of the following:

	2014	2015
Shenzhen BAK	$1,856,356	$62,963
BAK Tianjin	7,261,089	623,551
	9,117,445	686,514
Allowance for doubtful debts	(1,856,356)	-
Carrying amount	$7,261,089	$686,514

Upon disposal of the Disposal Group in June 2014, the Disposal Group owed the Company a sum of $17.8 million (Note 1), which was settled in full during the year September 30, 2015. Management of the Company evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. During the year ended September 30, 2015, the Company determined that $1.8 million was recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2015.

The balances at September 30, 2015 arise from trade transactions in year (Note 20).

There amounts are interest-free, unsecured and repayable on demand.

Subsequent to September 30, 2015, the Company made further advance of approximately RMB40 million ($6.3 million) to Tianjin BAK. These advances, which were made with the approval by the Board of Directors, were interest-free, unsecured and fully repaid in January 2016.

8.	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2014 and 2015 consisted of the following:

	2014	2015
Buildings	$-	$18,440,000
Machinery and equipment	-	4,020,238
Office equipment	19,999	37,050
Motor vehicles	118,821	147,197
	138,820	22,644,485
Accumulated depreciation	(14,565)	(369,665)
Carrying amount	$124,255	$22,274,820

Depreciation expense for the years ended September 30, 2014 and 2015 is included in the consolidated statements of operations as follows:

	2014	2015
Cost of revenues	$4,706,625	$225,355
Research and development expenses	396,926	68,991
Sales and marketing expenses	84,194	-
General and administrative expenses	2,496,549	68,911
	$7,684,294	$363,257

The Company has not yet obtained the property ownership of the buildings in its Dalian manufacture facilities with a carrying amount of $18,318,313 as of September 30, 2015. The management expects that they will obtain the property ownership rights by March 2016.

The Company believes that there was no impairment of its property, plant and equipment for the years ended September 30, 2014 and 2015.

During the years ended September 30, 2014 and 2015, the Company purchased machinery and equipment from BAK Tianjin in the amount of $4.3 million and $6.8 million (inclusive of VAT) respectively.

China BAK Battery, Inc. and subsidiaries
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

9.	Construction in Progress

Construction in progress as of September 30, 2014 and 2015 consisted of the following:

	2014	2015
Construction in progress	$21,760,746	$13,009,922
Prepayment for acquisition of property, plant and equipment	426,569	29,451
Carrying amount	$22,187,315	$13,039,373

Construction in progress as of September 30, 2014 and 2015 is mainly comprised of capital expenditures for the construction of the facilities and production lines of Dalian BAK Power.

For the years ended September 30, 2014 and 2015, the Company capitalized interest of $388,798 and $527,104, respectively, to the cost of construction in progress.

10.	Prepaid Land Use Rights, net and Intangibles Assets, net

(a)	Prepaid Land Use Rights, net

Prepaid land use rights as of September 30, 2014 and 2015 consisted of the followings:

	2014	2015
Prepaid land use rights	$9,152,400	$8,838,220
Accumulated amortization	-	(206,225)
	$9,152,400	$8,631,995
Less: Classified as current assets	(183,048)	(176,764)
	$8,969,352	$8,455,231

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $8,349,000 (RMB53.1 million). Other incidental costs incurred totaled $489,000 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $418,720 and $210,666 for the years ended September 30, 2014 and 2015, respectively.

(b)	Intangible Assets, net

Intangible assets as of September 30, 2014 and 2015 consisted of the followings:

	2014	2015
Computer software at cost	$-	$27,984
Accumulated amortization	-	(1,166)
	$-	$26,818

Amortization expenses were $154,662 and $1,191 for the years ended September 30, 2014 and 2015, respectively.

China BAK Battery, Inc. and subsidiaries
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

11.	Short-term Bank Loans

As of September 30, 2014 and 2015, the Company had short term bank borrowings of $4,887,426 and $12,585,740, respectively.

On August 13, 2014, the Company borrowed $4,887,426 (RMB30 million) from Bank of Dandong for a period from August 19, 2014 to August 18, 2015, bearing interest at 7.8% per annum. The loan was guaranteed by Mr. Xiangqian Li, the Company’s CEO and Shenzhen BAK, a former subsidiary of the Company.

Under the banking facilities granted by Bank of Dandong on June 22, 2015 (Note 1), the Company borrowed a loan of $7,866,088 (RMB50 million) from Bank of Dandong for a period from June 25, 2015 to June 22, 2016, bearing fixed interest at 7.84% per annum. On August 18, 2015, the Company repaid the loan of RMB30 million upon maturity and borrowed a new loan of $4,719,652 (RMB30 million) with a fixed interest rate at 7.84% per annum for the period from August 18, 2015 to June 10, 2016.

The banking facilities were guaranteed by Mr. Xiangqian Li, the Company’s CEO and his wife, Ms. Xiaoqiu Yu, and Shenzhen BAK, a former subsidiary of the Company. The facilities were also secured by the Company’s assets with the following carrying amount:

	2014	2015
Pledged deposits (note 3)	$-	$1,519,601
Prepaid land use rights (note 10)	-	8,631,995
Machinery and equipment	-	3,831,790
Buildings	-	13,120,083
Construction in progress	-	6,228,371
	$-	$33,331,840

As of September 30, 2015, the Company had unutilized committed banking facilities of $1.8 million.

During the years ended September 30, 2014 and 2015, interest of $5,737,093 and $527,104, respectively, was incurred on the Company's bank borrowings.

12.	Other Short-term Loans

Other short-term loans as of September 30, 2014 and 2015 consisted of the following:

		Note	2014	2015
Advance from related parties
–	Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$651,657	$6,094
–	Mr. Xiangqian Li, the Company’s CEO	(b)	-	100,000
			651,657	106,094
Advances from unrelated third parties		(c)
–	Ms. Longqian Peng		162,915	-
–	Mr. Mingzhe Li		382,848	-
–	Mr. Shengdan Qiu		4,354,697	-
–	Mr. Yunfei Li		-	78,661
			4,900,460	78,661
			$5,552,117	$184,755

(a)

The Company received an advance from Tianjin New Energy, a related company under the common control of Mr. Xiangqian Li, the Company’s CEO, which was unsecured, non-interest bearing and repayable on demand. For the years ended September 30, 2014 and 2015, the Company generated revenue of nil and $298,983 from Tianjin New Energy, and the related trade receivables was offset against the advance from Tianjin New Energy as of September 30, 2015.

(b)	Advances from Mr. Xiangqian Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties was unsecured, non-interest bearing and repayable on demand.

During the years ended September 30, 2014 and 2015, interest of $11,452,109 and nil, respectively, was incurred on the Company’s other short-term loans.

China BAK Battery, Inc. and subsidiaries
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2014 and 2015 consisted of the following:

	2014	2015
Construction costs payable	$10,935,000	$8,625,828
Liquidated damages (note)	1,210,119	1,210,119
Equipment purchase payable	536,239	611,833
Customer deposits	143,524	260,015
Accrued staff costs	65,978	444,249
Other payables and accruals	536,270	417,937
	$13,427,130	$11,569,981

Note:	On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of September 30, 2014 and 2015, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of September 30, 2014 and 2015, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

China BAK Battery, Inc. and subsidiaries
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

14.	Deferred Government Grants

Deferred government grants as of September 30, 2014 and 2015 consist of the following:

	2014	2015
Total government grants	$24,437,131	$7,195,624
Less: Current portion	(24,437,131)	(181,510)
Non-current portion	$-	$7,014,114

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving the Company’s facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized nil and $23,103,427 as income after offset of the related removal expenditures of $1,003,027. No such income or offset was recognized in fiscal 2014.

On October 17, 2014, the Company received a subsidy of RMB46,150,000 pursuant to an agreement with the Management Committee dated July 2, 2013 for costs of land use rights and to be used to construct the new manufacturing site in Dalian. Part of the facilities had been completed and commenced to operate in July 2015 and the Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon. The Company expects that the remaining facilities will be completed and put into operation by fiscal 2016. For the years ended September 30, 2014 and 2015, the Company offset government grants of nil and $66,169 against depreciation expenses of the Dalian facilities, respectively.

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes consisted of:

	2014	2015
PRC income tax:
Current	$16,475	$5,218,898
Deferred	-	101,617
	$16,475	$5,320,515

United States Tax

China BAK is subject to a statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the years ended September 30, 2014 and 2015.

Hong Kong Tax

BAK Asia and BAK International are subject to Hong Kong profits tax rate of 16.5% . The two companies did not incur any assessable profits arising in or derived from Hong Kong for the years ended September 30, 2014 and 2015 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the years ended September 30, 2014 and 2015. The Enterprise Income Tax Law in China grants preferential tax treatment to High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs can enjoy an income tax rate of 15% for three years, but need to re-apply after the end of the three-year period. Dalian BAK Power is in the process of applying to be recognized as an HNTE.

Canada States Tax

BAK Canada was subject to a statutory tax rate of 38% under Canada tax law. No provision for income taxes in Canada has been made as BAK Canada had no taxable income for the year ended September 30, 2014.

German States Tax

BAK Europe was subject to a 25% statutory tax rate under Germany tax law. No provision for income taxes in Germany has been made as BAK Europe had no taxable income for the year ended September 30, 2014.

India Tax

BAK India was subject to a 30% statutory tax rate under India tax law. No provision for income taxes in India has been made as BAK India had no taxable income for the year ended September 30, 2014.

China BAK Battery, Inc. and subsidiaries
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	2014	2015
(Loss) profit before income tax - continuing operations	$(26,705,308)	$19,363,204
United States federal corporate income tax rate	35%	35%
Income tax credit computed at United States statutory corporate income tax rate	(9,346,763)	6,777,121
Reconciling items:
Valuation allowance on deferred tax assets	6,227,021	70,664
Rate differential for PRC earnings	2,574,746	(2,100,342)
Non-deductible expenses	530,410	310,514
Share based payments	31,061	262,558
Income tax expenses	$16,475	$5,320,515

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2014 and 2015 are presented below:

	2014	2015
Deferred tax assets
Trade accounts receivable	$-	$32,979
Inventories	-	54,127
Property, plant and equipments	-	5,976
Valuation allowance	-	(49,907)
Deferred tax assets, current portion	$-	$43,175

Net operating loss carried forward	$12,534,160	$12,470,938
Valuation allowance	(12,534,160)	(12,470,938)
Deferred tax assets, non-current	$-	$-
Deferred tax liabilities, non-current
Property, plant and equipment	$-	$142,650

As of September 30, 2014 and 2015, the Company’s U.S. entity had net operating loss carry forwards of $35,318,443, of which $102,293 was available to reduce future taxable income which will expire in various years through 2035 and $35,216,150 was available to offset capital gains recognized through 2020 and the Company’s PRC subsidiaries had net operating loss carry forwards of $690,821 and $437,933, respectively, which will expire in various years through 2020. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of September 30, 2014 and 2015 of approximately of nil and $14.2 million, respectively. The cumulative undistributed earnings of foreign subsidiaries were included in accumulated deficit and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

As of September 30, 2014 and 2015, the Company had no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended September 30, 2014 and 2015, and no provision for interest and penalties is deemed necessary as of September 30, 2014 and 2015.

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

China BAK Battery, Inc. and subsidiaries
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

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

A summary of share option plan activity for these options as of September 30, 2014 and 2015 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise price	remaining	intrinsic
	shares	per share	contractual term	value (1)
Outstanding as of October 1, 2013	136,560	$14.05	2.7 years
Exercised	-
Cancelled	-
Forfeited	(132,360)

Outstanding as of September 30, 2014	4,200	$14.05	1.7 years
Exercised	-
Cancelled	-
Forfeited	-

Outstanding as of September 30, 2015	4,200	$14.05	0.7 years	$-

Exercisable as of September 30, 2015	4,200	$14.05	0.7 years	$-

(1)	The intrinsic values of option at September 30, 2015 was zero since the share market value of common stock of $2.31 was lower than the exercise price of the option of $14.05 per share.

The weighted average grant-date fair value of options granted on June 22, 2009 was $12.30 per share. The Company recorded non-cash share-based compensation expense of $65,147 and nil for the years ended September 30, 2014 and 2015, respectively.

The fair value of the above option awards granted on June 22, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	111.03%
Expected dividends	Nil
Expected life	7 years
Risk-free interest rate	3.69%

China BAK Battery, Inc. and subsidiaries
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
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

A summary of share option plan activity for these options during the years ended September 30, 2014 and 2015 is presented below:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price per share	contractual term	value
Outstanding as of October 1, 2013	20,000	$12.15	4 years
Exercised	-	-
Cancelled	-	-
Forfeited	(20,000)	12.15	3.45 years
Outstanding as of September 30, 2014 and 2015	-	-	-	$-
Exercisable as of September 30, 2014 and 2015	-	-	-	$-

No non-cash share-based compensation expense was recognized for the year ended September 30, 2014.

(ii)	Restricted Shares

Restricted shares granted on June 22, 2009

Pursuant to the Plan and in accordance with the China BAK Battery, Inc. Compensation Plan for Non-Employee Directors, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of 100,000 restricted shares to the Chief Executive Officer, Mr. Li with a fair value of $14.05 per share on June 22, 2009. In accordance with the vesting schedule of the grant, the restricted shares will vest in twenty equal quarterly installments on the first day of each fiscal quarter beginning on October 1, 2009. As of September 30, 2014 and 2015, 100,000 shares were vested and 40,000 and 100,000 shares, respectively, were issued to Mr. Li.

The Company recorded non-cash share-based compensation expense of $23,598 and nil for the years ended September 30, 2014 and 2015, respectively, in respect of the restricted shares granted on June 22, 2009, which was allocated to general and administrative expenses.

Restricted shares granted on June 30, 2015

On June 12, 2015, the shareholders of the Company approved the China BAK Battery, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) for Employees, Directors and Consultants of the Company and its Affiliates. The maximum aggregate number of Shares that may be issued under the Plan is ten million (10,000,000) Shares.

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

The Company recorded non-cash share-based compensation expense of $750,167 for the year ended September 30, 2015, in respect of the restricted shares granted on June 30, 2015, of which $614,267, $86,976 and $48,924 were allocated to general and administrative expenses, research and development expenses and sales and marketing expenses, respectively. As of September 30, 2015, 115,000 shares were vested, and there was unrecognized stock-based compensation of $1,485,433 associated to the above restricted shares. As of September 30, 2015, 32,498 vested shares were issued. Up to the approval date of these financial statements, a further 56,667 vested shares were issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the years ended September 30, 2014 and 2015.

China BAK Battery, Inc. and subsidiaries
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

17.	(Loss) Earnings Per Share

The following is the calculation of (loss) earnings per share:

	2014	2015
Net (loss) profit from continuing operations	$(26,721,513)	$14,042,689
Income from discontinued operations	64,497,429	1,831,237
Net profit	$37,775,916	$15,873,926

Weighted average shares used in basic computation (note)	12,619,597	12,718,388
Dilutive effect of unvested restricted shares	-	162,733
Weighted average shares used in diluted computation	12,619,597	12,881,121

(Loss) earnings per share – Basic
From continuing operations	$(2.12)	$1.10
From discontinued operations	5.11	0.14
	$2.99	$1.24

(Loss) earnings per share – Diluted
From continuing operations	$(2.12)	$1.09
From discontinued operations	5.11	0.14
	$2.99	$1.23

Note:

Including (i) nil and 82,502 vested restricted shares granted pursuant to the 2015 Plan not yet issued as of September 30, 2014 and 2015, respectively; and (ii) nil and 4,376,731 shares to be issued to the investors as of September 30, 2014 and 2015, respectively, on conversion of loans pursuant to the Debt Conversion Agreement on September 29, 2015 (Note 1).

For the year ended September 30, 2014 and 2015, the outstanding 4,200 stock options were anti-dilutive and excluded from diluted (loss) earnings per share.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts and bills receivable, other receivables, balances with former subsidiaries, short-term loans and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

China BAK Battery, Inc. and subsidiaries
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

19.	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2014 and 2015, the Company had the following contracted capital commitments:

	2014	2015
For construction of buildings	$4,348,995	$1,819,977
For purchases of equipment	1,073,596	68,718
Capital injection to Dalian BAK Power and Dalian BAK TradingNote	25,400,000	15,553,656
	$30,822,591	$17,442,351

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

China BAK Battery, Inc. and subsidiaries
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

20.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the years ended September 30, 2014 and 2015 as follows:

	2014			2015
Tinno Mobile Technology Company Limited	$13,278,638	10.79%	$	*	*
Sichuan Pisen Electronics Co., Ltd	*	*		6,036,173	43.41%
Guangdong Pisen Electronics Co., Ltd	*	*		2,252,816	16.20%
BAK Tianjin	*	*		1,470,579	10.58%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable as of September 30, 2014 and 2015 as follows:

		2014		2015
Sichuan Pisen Electronics Co., Ltd.	$	*	*	$3,146,177	65.93%
Guangdong Pisen Electronics Co., Ltd.		569,444	56.17%	763,738	16.01%

After the disposal of BAK International (Note 1) and prior to the completion of the new manufacturing site in Dalian, the Company generated its revenues from sale of batteries via subcontracting the production to BAK Tianjin, a former subsidiary. For the years ended September 30, 2014 and 2015, the Company purchased inventories of $3.3 million and $10.5 million from BAK Tianjin.

For the years ended September 30, 2014 and 2015, the Company generated revenue of

–	$18,030 and $1,377,004 from Shenzhen BAK, respectively;
–	$98,459 and $1,470,579 from BAK Tianjin, respectively;
–	nil and $17,063 from Zhengzhou BAK Battery Co., Ltd, a company with the common director of Mr. Li, the Company’s CEO; and
–	nil and $298,983 from Tianjin New Energy (Note 12).

For the years ended September 30, 2014 and 2015, the Company purchased inventories of $19,411 and $395,593 from Tianjin BAK New Energy, a company with the common director of Mr. Li, the Company’s CEO.

(b)	Credit Risk

As of September 30, 2014 and 2015, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

China BAK Battery, Inc. and subsidiaries
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

21.	Segment Information

The Company used to engage in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion rechargeable batteries for use in a wide array of applications. The Company manufactured five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s products are sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. Starting from the three months ended December 31, 2013 and until June 30, 2014, the Company was also engaged in the business segment of property lease and management (see Note 1). Net revenues from continuing operations for the years ended September 30, 2014 and 2015 were as follows:

Net revenues by product:

	2014	2015
Prismatic cells
Aluminum-case cells	$24,486,486	$-
Battery packs	61,799,998	-
Cylindrical cells	9,277,848	-
Lithium polymer cells	17,145,635	-
High-power lithium battery cells	10,304,113	13,904,414
	$123,014,080	$13,904,414

Net revenues by geographic area:

	2014	2015
PRC Mainland	$106,488,197	$13,904,414
PRC Taiwan	2,952,745	-
Hong Kong, China	5,337,486	-
India	1,978,668	-
Others	6,256,984	-
	$123,014,080	$13,904,414

Substantially all of the Company’s long-lived assets are located in the PRC.

22.	China BAK Battery, Inc. (Parent Company)

Under PRC regulations, subsidiaries in PRC (“the PRC subsidiaries”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, the PRC subsidiaries are required to set aside at least 10% of their after tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of September 30, 2014 and 2015, additional transfers of $15,250,000 and $15,250,000 were required for Dalian BAK Power and Dalian BAK Trading before the statutory general reserve reached 50% of the registered capital of the PRC subsidiaries, respectively. As of September 30, 2014 and 2015, there was no appropriation from retained earnings and set aside for statutory general reserves by the PRC subsidiaries. BAK Dalian did not have after tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of September 30, 2014 and 2015. Dalian BAK Power had after tax profits of nil and $15,769,742 in fiscal 2014 and 2015, respectively.

Schedule I of Article 504 of Regulation SX requires the condensed financial information of the registrant (Parent Company) to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of this test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

China BAK Battery, Inc. and subsidiaries
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

22.	China BAK Battery, Inc. (Parent Company) (continued)

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CHINA BAK BATTERY, INC.
PARENT COMPANY STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2015

	2014	2015
REVENUE, net	$-	$-
OPERATING EXPENSES:
Salaries and consulting expenses	(190,286)	(711,214)
General and administrative	(812,355)	(932,632)
Total operating expenses	(1,002,641)	(1,643,846)
LOSS FROM OPERATIONS	(1,002,641)	(1,643,846)
OTHER INCOME (EXPENSE)	-	-
LOSS ATTRIBUTABLE TO PARENT COMPANY	(1,002,641)	(1,643,846)
EQUITY IN EARNINGS OF SUBSIDIARIES	38,778,557	17,517,772
NET INCOME AVAILABLE TO SHAREHOLDERS	$37,775,916	$15,873,926

CHINA BAK BATTERY, INC.
PARENT COMPANY BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND 2015

	2014	2015
ASSETS

CURRENT ASSETS:
Other receivables	$7,000	$-
Total current assets	7,000	-

Interests in subsidiaries	-	23,279,070
Total assets	$7,000	$23,279,070

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other payables	$1,637,684	$1,610,183
Total current liabilities	1,637,684	1,610,183
Interests in subsidiaries	2,704,939	-
SHAREHOLDERS' EQUITY	(4,335,623)	21,668,887
Total liabilities and shareholders' equity	$7,000	$23,279,070

China BAK Battery, Inc. and subsidiaries
Notes to consolidated financial statements
For the years ended September 30, 2014 and 2015
(In US$ except for number of shares)

22.	China BAK Battery, Inc. (Parent Company) (continued)

CHINA BAK BATTERY, INC.
PARENT COMPANY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2015

	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to shareholders	$37,775,916 $	15,873,926
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(38,778,557)	(17,517,772)
Provision for doubtful debts	-	7,000
Share based compensation	88,745	750,167
Change in operating assets and liabilities
Accrued expenses and other payable	266,034	(27,501)
Net cash used in operating activities	(647,862)	(914,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest in subsidiaries	647,862	914,180
Net cash provided by investing activities	647,862	914,180

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

CHANGE IN CASH	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

The condensed parent company financial statements have been prepared using the equity method to account for its subsidiaries. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 13, 2016

CHINA BAK BATTERY, INC.

By:	/s/ Xiangqian Li
Xiangqian Li
Chief Executive Officer

By:	/s/ Wenwu Wang
Wenxu Wang
Interim Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangqian Li	Chairman and Chief Executive Officer	January 13, 2016
Xiangqian Li	(Principal Executive Officer)

/s/ Wenwu Wang	Interim Chief Financial Officer	January 13, 2016
Wenxu Wang	(Principal Financial and Accounting Officer)

/s/ Guosheng Wang	Director	January 13, 2016
Guosheng Wang

/s/ Chunzhi Zhang	Director	January 13, 2016
Chunzhi Zhang

/s/ Martha C. Agee	Director	January 13, 2016
Martha C. Agee

/s/ Jianjun He	Director	January 13, 2016
Jianjun He

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 8, 2006)

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 19, 2007)

3.3	Certificate of Change Pursuant to NRS 78.209 filed by the Company on October 22, 2012 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 26, 2012)

3.4	Certificate of Amendment to Articles of Incorporation filed by the Company on June 23, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 26, 2015)

4.1	China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)

4.2	Amendment No. 1 to the China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008)

4.3	Amendment No. 2 to the China BAK Battery, Inc. Stock Option Plan (incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015)

4.4	China BAK Battery, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix D to the registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015).

10.1	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 5, 2015)

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2011)

10.3	English Translation of Loan Agreement, dated December 17, 2013, by and between Shenzhen BAK and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed on January 14, 2014)

10.4	Corporate Guarantee, dated January 14, 2014, by and between BAK International and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on January 14, 2014).

10.5	Corporate Guarantee, dated January 14, 2014, by and between China BAK Battery, Inc. and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed on January 14, 2014).

10.6	Share Mortgage, dated January 14, 2014, by and among China BAK Battery, Inc., BAK International and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed on January 14, 2014).

10.7	English Translation of Loan Agreement, dated January 8, 2014, by and between Shenzhen BAK and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 14, 2014).

10.8	Corporate Guarantee, dated March 10, 2014, by and between BAK International and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 14, 2014).

10.9	Corporate Guarantee, dated March 10, 2014, by and between China BAK Battery, Inc. and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 14, 2014).

10.10	Further Share Mortgage, dated March 10, 2014, by and among China BAK Battery, Inc., BAK International, Shenzhen BAK and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on March 14, 2014).

Exhibit No.	Description
10.11	Summary of Intellectual Property Rights License Agreement entered into by and among Shenzhen BAK Battery Co., Ltd. (the “Licensor”), China BAK Battery, Inc. (the “Licensee 1”) and Dalian BAK Power Battery Co., Ltd (the “Licensee 2”), dated August 25, 2014 (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed on January 13, 2015).

14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)

21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed on January 13, 2015).

23.1*	Consent of Crowe Horwath (HK) CPA Limited

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Deed of Waiver and Release, dated July 4, 2014, by and among, Shenzhen BAK, the Company, BAK International and Mr. Wang (incorporated by reference to Exhibit 99.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 19, 2014).

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Filed herewith