Form 10-Q
period 2015-12-31
CHINA BAK BATTERY INC
filed 2016-02-16
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: December 31, 2015

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
(Address of principal executive offices, Zip Code)

(86)(411)-3918-5985
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
Yes[X]     No[  ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[  ]     No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 12, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	17,145,493

CHINA BAK BATTERY, INC.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED December 31, 2014 AND 2015

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of September 30, 2015 and December 31, 2015
(In US$)

		September 30,	December 31,
	Note	2015	2015
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$6,762,745	$80,711
Pledged deposits	2	1,519,601	2,084,333
Trade accounts and bills receivable, net	3	4,771,958	4,746,231
Inventories	4	3,057,575	4,436,352
Prepayments and other receivables	5	2,552,658	3,308,600
Receivable from/ prepayment to former subsidiaries	6	686,514	5,176,799
Prepaid land use rights, current portion	9	176,764	172,987
Deferred tax assets, current portion	15	43,175	-

Total current assets		19,570,990	20,006,013

Property, plant and equipment, net	7	22,274,820	21,531,782
Construction in progress	8	13,039,373	14,486,799
Prepaid land use rights, non-current	9	8,455,231	8,231,299
Intangible assets, net	10	26,818	25,561
Deferred tax assets, non-current	15	-	-

Total assets		$63,367,232	$64,281,454
Liabilities
Current liabilities
Trade accounts and bills payable		$4,910,717	$9,958,633
Taxes payable		5,108,878	5,028,357
Short-term bank loans	11	12,585,740	12,316,787
Other short-term loans	12	184,755	182,944
Accrued expenses and other payables	13	11,569,981	8,948,999
Advance from a former subsidiary	6	-	1,285,195
Deferred government grants, current	14	181,510	177,631

Total current liabilities		34,541,581	37,898,546

Deferred government grants, non-current	14	7,014,114	6,819,818
Deferred tax liabilities, non-current	15	142,650	139,602

Total liabilities		41,698,345	44,857,966

Commitments and contingencies	19

Shareholders' equity
Common stock $0.001 par value; 500,000,000 authorized ; 12,856,301 issued and 12,712,095 outstanding as of September 30, 2015; 17,289,699 issued and 17,145,493 outstanding as of December 31, 2015		12,856	17,290
Donated shares		14,101,689	14,101,689
Additional paid-in capital		138,036,080	138,405,110
Statutory reserves		-	1,230,511
Accumulated deficit		(125,922,270)	(129,285,454)
Accumulated other comprehensive loss		(492,858)	(979,048)
		25,735,497	23,490,098
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders' equity		21,668,887	19,423,488

Total liabilities and shareholder's equity		$63,367,232	$64,281,454

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive (loss) income
For the three months ended December 31, 2014 and 2015
(Unaudited)
(In US$ except for number of shares)

		Three months ended December 31,
	Note	2014	2015
Net revenues	21	$3,079,107	$5,500,589
Cost of revenues		(2,671,908)	(5,658,887)
Gross profit (loss)		407,199	(158,298)
Operating expenses:
Research and development expenses		(52,034)	(747,537)
Sales and marketing expenses		(19,348)	(170,458)
General and administrative expenses		(482,363)	(1,029,711)
Total operating expenses		(553,745)	(1,947,706)
Operating loss		(146,546)	(2,106,004)
Finance (cost) income, net		(59)	2,006
Government grant income	14	23,380,264	-
Other income (expenses), net		-	43,392
Profit (loss) before income tax		23,233,659	(2,060,606)
Income tax expenses	15	(5,845,066)	(72,067)
Net profit (loss)		17,388,593	(2,132,673)
Other comprehensive loss
Foreign currency translation adjustment		(137,672)	(486,190)
Comprehensive (loss) income		$17,250,921	$(2,618,863)

(Loss) earnings per share	17
– Basic and diluted		$1.37	$(0.12)

Weighted average number of shares of common stock:	17
– Basic and diluted		12,719,597	17,171,953

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the three months ended December 31, 2014 and 2015
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	of shares	Amount	Shares	capital	reserves (Note)	deficit	income	of shares	Amount	equity
Balance as of October 1, 2014	12,763,803	$12,763	$14,101,689	$127,438,362	$-	$(141,796,196)	$(25,631)	(144,206)	$(4,066,610)	$(4,335,623)

Net profit	-	-	-	-	-	17,388,593	-	-	-	17,388,593

Foreign currency translation adjustment	-	-	-	-	-	-	(137,672)	-	-	(137,672)

Balance as of December 31, 2014	12,763,803	$12,763	$14,101,689	$127,438,362	$-	$(124,407,603)	$(163,303)	(144,206)	$(4,066,610)	$12,915,298

Balance as of October 1, 2015	12,856,301	$12,856	$14,101,689	$138,036,080	$-	$(125,922,270)	$(492,858)	(144,206)	$(4,066,610)	$21,668,887

Net loss	-	-	-	-	-	(2,132,673)	-	-	-	(2,132,673)

Transfer to statutory reserves	-	-	-	-	1,230,511	(1,230,511)	-	-	-	-

Common stock issued to employee for stock award	56,667	57	-	(57)	-	-	-	-	-	-

Common stock issued to new investors	4,376,731	4,377	-	(4,377)	-	-	-	-	-	-

Share-based compensation for employee and director stock awards	-	-	-	373,464	-	-	-	-	-	373,464

Foreign currency translation adjustment	-	-	-	-	-	-	(486,190)	-	-	(486,190)

Balance as of December 31, 2015	17,289,699	$17,290	$14,101,689	$138,405,110	$1,230,511	$(129,285,454)	$(979,048)	(144,206)	$(4,066,610)	$19,423,488

Note

In accordance with the relevant regulations applicable in the PRC, subsidiaries established in the PRC are required to transfer a certain percentage of their statutory annual profits after tax (after offsetting any prior years' losses), if any, to the statutory reserve until the balance of the reserve reaches 50% of their respective registered capital. Subject to certain restrictions as set out in the relevant PRC regulations, the statutory reserve may be used to offset against accumulated losses of the respective PRC subsidiaries. The amount of the transfer is subject to the approval of the board of directors of the respective PRC subsidiaries.

On December 31, 2015 the board of directors of Dalian BAK Power approved the transfer of $1,230,511, representing 10% of Dalian BAK Power’s profits after tax for the calendar year ended December 31, 2015, to the statutory reserve.

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the three months ended December 31, 2014 and 2015
(Unaudited)
(In US$)

	Three months ended December 31,
	2014	2015
Cash flows from operating activities
Net profit (loss)	$17,388,593	$(2,132,673)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	75,038	285,873
Provision for doubtful accounts	-	46,687
Write-down of inventories	-	142,125
Share-based compensation	-	373,464
Deferred government grants	(23,330,177)	-
Deferred tax assets	5,845,066	72,067
Exchange (gain) loss	(120,711)	107,271
Changes in operating assets and liabilities:
Trade accounts receivable	(3,086,721)	(124,184)
Inventories	1,730,249	(1,609,877)
Prepayments and other receivables	668,310	(823,758)
Trade accounts and bills payable	-	5,237,197
Accrued expenses and other payables	263,827	379,903
Trade receivable and payable from former subsidiaries	-	(3,287,802)
Net cash used in operating activities	(566,526)	(1,333,707)

Cash flows from investing activities
Increase in pledged deposits	-	(606,979)
Deferred government grant	7,435,180	-
Purchases of property, plant and equipment and construction in progress	(3,376,446)	(4,596,853)
Net cash provided by (used in) investing activities	4,058,734	(5,203,832)

Cash flows from financing activities
Borrowings from related party	197,677	-
Borrowings from unrelated parties	81,322	-
Repayment of borrowings from unrelated parties	(4,729,686)	-
Net cash used in financing activities	(4,450,687)	-

Effect of exchange rate changes on cash and cash equivalents	1,980	(144,495)
Net decrease in cash and cash equivalents	(956,499)	(6,682,304)
Cash and cash equivalents at the beginning of period	991,519	6,762,745
Cash and cash equivalents at the end of period	$35,020	$80,711

Non-cash transactions:
Purchase of inventories offset against receivables from former subsidiaries	$780,377	$-
Purchase of property, plant and equipment (inclusive of VAT) offset against receivables from former subsidiaries	$6,055,605	$-
Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$-	$-

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

China BAK Battery, Inc. (“China BAK”) is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. China BAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as "Li-ion" or "Li-ion cell") high power rechargeable batteries. Prior to the disposal of BAK International Limited (“BAK International”) and its subsidiaries (see below), the batteries produced by the Company were for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric vehicles, and general industrial applications. After the disposal of BAK International and its subsidiaries on June 30, 2014, the Company focused on the manufacture, commercialization and distribution of high power lithium ion rechargeable batteries for use in cordless power tools, light electric vehicles, hybrid electric vehicles, electric cars, electric busses, uninterruptable power supplies and other high power applications.

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
For the three months ended December 31, 2014 and 2015
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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of December 31, 2015 amounted to 73,749 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
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

As of December 31, 2015, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

These condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of September 30, 2015, which was derived from the Company’s audited financial statements, and (b) the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company for the year ended September 30, 2015.

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
For the three months ended December 31, 2014 and 2015
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

After the disposal of BAK International Limited and its subsidiaries effective on June 30, 2014, and as of September 30, 2015 and December 31, 2015, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian BAK Trading Co., Ltd. (“Dalian BAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian BAK Power Battery Co., Ltd. (“Dalian BAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC.

The Company continued its business and continued to generate revenues from sale of batteries via subcontracting the production to BAK Tianjin, a former subsidiary before the completion of construction and operation of its facility in Dalian. BAK Tianjin is a supplier of the Company and the Company does not have any significant benefits or liability from the operating results of BAK Tianjin except the normal risk with any major supplier.

Pursuant to a memorandum of understanding with the buyer of the Company’s former subsidiaries dated August 20, 2014, Mr. Xiangqian Li remains as a director of BAK International, Shenzhen BAK, BAK Battery and BAK Tianjin until Shenzhen BAK’s full settlement of its bank loans of $58.6 million expiring on various dates through March 2015. Shenzhen BAK renewed the banking loans with Agricultural Bank of China of $64.6 million (RMB420 million) expiring on April 14, 2016. On May 20, 2015, BAK Asia New Energy Holding Limited (formerly known as “Asia Zhi Li New Energy Holding Limited”), the shareholder of BAK International Limited agreed to indemnify Mr. Li from any loss as a result of the default of repayment of bank loans by Shenzhen BAK.

The Company had a working capital deficiency, accumulated deficit from recurring net losses incurred for prior years and current period and short-term debt obligations as of September 30 and December 31, 2015. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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
For the three months ended December 31, 2014 and 2015
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

On June 22, 2015, Dalian BAK Power entered into a banking facility letter with Bank of Dandong to provide a maximum loan amount of $18.5 million (RMB120 million) to June 22, 2016. The banking facilities include $12.3 million (RMB80 million) short term loans and $6.2 million (RMB40 million) bank acceptance. The banking facilities were guaranteed by Shenzhen BAK, Mr. Li, and his wife, Ms. Xiaoqiu Yu. The facilities were also secured by Dalian BAK Power’s buildings, construction in progress, prepaid land use rights and machineries and pledged deposits. On June 25, 2015, the Company borrowed $7.7 million (RMB50 million) from Bank of Dandong for a period from June 25, 2015 to June 22, 2016, bearing fixed interest at 7.84% per annum. The Company borrowed another loan of $4.6 million (RMB30 million) with a fixed interest rate at 7.84% per annum for the period from August 18, 2015 to June 10, 2016. In September 2015, the Company applied to Bank of Dandong to revise the bank acceptance facilities of $6.2 million (RMB40 million) into $3.1 million (RMB20 million) bank acceptance and $1.9 million (RMB12 million) letter of credit. During the first quarter of fiscal 2016, the Company applied to Bank of Dandong to revise the bank acceptance into $4.0 million (RMB26 million) and letter of credit of $1.3 million (RMB8.4 million). As of December 31, 2015, the Company had unutilized committed banking facilities of $0.8 million. The Company plans to raise additional funds through bank borrowings and equity financing in the future to meet its daily cash demands if required.

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
For the three months ended December 31, 2014 and 2015
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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted for financial statements that have been issued. The guidance will be applied retrospectively to each period presented. The adoption of this standard update is not expected to have any impact on the Company's financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” To simplify the presentation of deferred income taxes, the amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments in ASU 2016-01 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

2.	Pledged Deposits

Pledged deposits as of September 30 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2015	2015
Pledged deposits with bank for:
Bills payable	$1,461,757	$1,872,235
Letters of credit	57,844	212,098
	$1,519,601	$2,084,333

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivables, net as of September 30 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2015	2015
Trade accounts receivable	$4,792,416	$4,903,974
Less: Allowance for doubtful accounts	(122,115)	(165,441)
	4,670,301	4,738,533
Bills receivable	101,657	7,698
	$4,771,958	$4,746,231

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

3.	Trade Accounts and Bills Receivable, net (continued)

An analysis of the allowance for doubtful accounts is as follows:

	December 31, 2014	December 31, 2015
Balance at beginning of period	$-	$122,115
Provision for the period	-	46,687
Foreign exchange adjustment	-	(3,361)
Balance at end of period	$-	$165,441

4.	Inventories

Inventories as of September 30 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2015	2015
Raw materials	$712,713	$1,394,127
Work in progress	1,441,368	2,165,868
Finished goods	903,494	876,357
	$3,057,575	$4,436,352

During the three months ended December 31, 2014 and 2015, write-downs of obsolete inventories to lower of cost or market of nil and $142,125, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of September 30 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2015	2015
Value added tax recoverable	$1,719,062	$2,344,611
Prepayments to suppliers	447,430	577,090
Deposits	154,892	130,257
Staff advances	42,718	35,160
Prepaid operating expenses	195,556	228,329
Others	-	153
	2,559,658	3,315,600
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$2,552,658	$3,308,600

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

6.	Balances with Former Subsidiaries

Receivable from/ prepayment to former subsidiaries as of September 30 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2015	2015
Shenzhen BAK	$62,963	$-
BAK Tianjin	623,551	5,176,799
	$686,514	$5,176,799

These amounts are interest-free, unsecured and repayable on demand.

In October 2015, the Company made an advance of approximately RMB40 million ($6.2 million) to BAK Tianjin, with the approval by the board of directors, to source battery cells for its customers. As of December 31, 2015, the Company received approximately RMB20 million (approximately $3.1 million) of cells. Subsequent to December 31, 2015, the Company was refunded a total of RMB26 million (approximately $4.0 million) in cash from BAK Tianjin.

Advance from a former subsidiary as of September 30 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2015	2015
Shenzhen BAK	$-	$1,285,195

This advance is interest-free, unsecured and repayable on demand.

7.	Property, Plant and Equipment, net

Property, plant and equipment as of September 30 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2015	2015
Buildings	$18,440,000	$18,045,944
Machinery and equipment	4,020,238	3,945,547
Office equipment	37,050	39,749
Motor vehicles	147,197	144,052
	22,644,485	22,175,292
Accumulated depreciation	(369,665)	(643,510)
Carrying amount	$22,274,820	$21,531,782

Depreciation expense for the three months ended December 31, 2014 and 2015 is included in the condensed consolidated statements of operations as follows:

	Three months ended December 31,
	2014	2015
Cost of revenues	$-	$268,925
Research and development expenses	-	448
General and administrative expenses	6,509	16,983
	$6,509	$286,356

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

7.	Property, Plant and Equipment, net (continued)

The Company has not yet obtained the property ownership of the buildings in its Dalian manufacture facilities with a carrying amount of $18,318,313 and $17,804,599 as of September 30 and December 31, 2015, respectively. The management expects that they will obtain the property ownership rights by March 2016.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment of its property, plant and equipment for the quarters ended December 31, 2014 and 2015.

8.	Construction in Progress

Construction in progress as of September 30 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2015	2015
Construction in progress	$13,009,922	$13,533,829
Prepayment for acquisition of property, plant and equipment	29,451	952,970
Carrying amount	$13,039,373	$14,486,799

Construction in progress as of September 30 and December 31, 2015 is mainly comprised of capital expenditures for the construction of the facilities and production lines of Dalian BAK Power.

For the three months ended December 31, 2014 and 2015, the Company capitalized interest of $97,261 and $248,092, respectively, to the cost of construction in progress.

9.	Prepaid Land Use Rights, net

Prepaid land use rights as of September 30 and December 31, 2015 consisted of the followings:

	September 30,	December 31,
	2015	2015
Prepaid land use rights	$8,838,220	$8,649,351
Accumulated amortization	(206,225)	(245,065)
	$8,631,995	$8,404,286
Less: Classified as current assets	(176,764)	(172,987)
	$8,455,231	$8,231,299

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $8,170,000 (RMB53.1 million). Other incidental costs incurred totaled $477,000 (RMB3.1 million).

Amortization expenses of prepaid land use rights were $68,529 and $43,955 for the three months ended December 31, 2014 and 2015.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

10.	Intangible Assets, net

Intangible assets as of September 30 and December 31, 2015 consisted of the followings:

	September 30,	December 31,
	2015	2015
Computer software at cost	$27,984	$27,386
Accumulated amortization	(1,166)	(1,825)
	$26,818	$25,561

Amortization expenses were nil and $697 for the three months ended December 31, 2014 and 2015, respectively.

11.	Short-term Bank Loans

As of September 30 and December 31, 2015, the Company had short term bank borrowings of $12,585,740 and $12,316,787, respectively.

Under the banking facilities granted by Bank of Dandong on June 22, 2015 (Note 1), the Company borrowed a loan of $7,697,992 (RMB50 million) from Bank of Dandong for a period from June 25, 2015 to June 22, 2016, bearing fixed interest at 7.84% per annum. On August 18, 2015, the Company borrowed another loan of $4,618,795 (RMB30 million) with a fixed interest rate at 7.84% per annum for the period from August 18, 2015 to June 10, 2016.

The banking facilities were guaranteed by Mr. Xiangqian Li, the Company’s CEO and his wife, Ms. Xiaoqiu Yu, and Shenzhen BAK, a former subsidiary of the Company. The facilities were also secured by the Company’s assets with the following carrying amount:

	September 30,	December 31,
	2015	2015
Pledged deposits (note 2)	$1,519,601	$2,084,333
Prepaid land use rights (note 9)	8,631,995	8,404,286
Buildings	13,120,083	12,700,715
Machinery and equipment	3,831,790	3,641,932
Construction in progress	6,228,371	6,095,293
	$33,331,840	$32,926,559

As of December 31, 2015, the Company had unutilized committed banking facilities of $0.8 million.

During the three months ended December 31, 2014 and 2015, interest of $97,261 and $248,092, respectively, was incurred on the Company's bank borrowings.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

12.	Other Short-term Loans

Other short-term loans as of September 30 and December 31, 2015 consisted of the following:

		September 30,	December 31,
	Note	2015	2015
Advance from related parties
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$6,094	$5,964
– Mr. Xiangqian Li, the Company’s CEO	(b)	100,000	100,000
		106,094	105,964
Advances from unrelated third party
– Mr. Yunfei Li	(c)	78,661	76,980

		$184,755	$182,944

(a)

The Company received an advance from Tianjin New Energy, a related company under the common control of Mr. Xiangqian Li, the Company’s CEO, which was unsecured, non-interest bearing and repayable on demand. As of September 30, 2015 and December 31, 2015, $453,087 and $443,404 payable to Tianjin New Energy was included in trade accounts and bills payable.

(b)	Advance from Mr. Xiangqian Li, the Company’s CEO, was unsecured, non- interest bearing and repayable on demand.

(c)	Advance from an unrelated third party was unsecured, non-interest bearing and repayable on demand.

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2015	2015
Construction costs payable	$8,625,828	$5,494,504
Liquidated damages (note a)	1,210,119	1,210,119
Equipment purchase payable	611,833	763,711
Customer deposits	260,015	316,132
Accrued staff costs	444,249	613,478
Product warranty (note b)	-	62,481
Other payables and accruals	417,937	488,574
	$11,569,981	$8,948,999

(a)

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10- K for the year ended September 30, 2006 (the “2006 Form 10- K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of September 30 and December 31, 2015, no liquidated damages relating to both events have been paid.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

13.	Accrued Expenses and Other Payables (continued)

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of September 30 and December 31, 2015, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

(b)

The Company maintains a policy of providing after sales support for certain of its new EV and LEV battery products introduced since October 1, 2015 by way of a warranty program. The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability at least annually and adjusts the amounts as necessary. The Company recognized warranty expenses amounting to approximately nil and $63,504 for the three months ended December 31, 2014 and 2015, respectively, which are included in its selling expenses.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

14.	Deferred Government Grants

Deferred government grants as of September 30 and December 31, 2015 consist of the following:

	September 30,	December 31,
	2015	2015
Total government grants	$7,195,624	$6,997,449
Less: Current portion	(181,510)	(177,631)
Non-current portion	$7,014,114	$6,819,818

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. During the three months ended December 31, 2014, the Company recognized $23,380,264 as income after offset of the related removal expenditures of $1,016,327. No such income or offset was recognized in fiscal 2016.

On October 17, 2014, the Company received a subsidy of RMB46.2 million ($7.1 million) pursuant to an agreement with the Management Committee dated July 2, 2013 for costs of land use rights and to be used to construct the new manufacturing site in Dalian. Part of the facilities had been completed and commenced to operate in July 2015 and the Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon. The Company expects that the remaining facilities will be completed and put into operation by June 2016. For the three months ended December 31, 2014 and 2015, the Company offset government grants of nil and $45,135 against depreciation expenses of the Dalian facilities, respectively.

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss(income)

The Company’s provision for income taxes consisted of:

	Three months ended December 31,
	2014	2015
PRC income tax:
Current	$-	$-
Deferred	5,845,066	72,067
	$5,845,066	$72,067

United States Tax

China BAK is subject to a statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three months ended December 31, 2014 and 2015.

Hong Kong Tax

BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three months ended December 31, 2014 and 2015 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three months ended December 31, 2014 and 2015.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(a)	Income taxes in the condensed consolidated statements of comprehensive loss(income)(continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	Three months ended December 31,
	2014	2015
Profit (loss) before income tax	$23,233,659	$(2,060,606)
United States federal corporate income tax rate	35%	35%
Income tax computed at United States statutory corporate income tax rate	8,131,781	(721,212)
Reconciling items:
Valuation allowance on deferred tax assets	675	499,600
Rate differential for PRC earnings	(2,339,961)	163,796
Non-deductible expenses	58,084	14,786
Share based payments	-	130,712
Others	(5,513)	(15,615)
Income tax expenses	$5,845,066	$72,067

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30 and December 31, 2015 are presented below:

	September 30,	December 31,
	2015	2015
Deferred tax assets
Trade accounts receivable	$32,979	$43,810
Inventories	54,127	87,930
Property, plant and equipment	5,976	5,848
Valuation allowance	(49,907)	(137,588)
Deferred tax assets, current portion	$43,175	$-

Net operating loss carried forward	12,470,938	12,880,407
Valuation allowance	(12,470,938)	(12,880,407)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current
Property, plant and equipment	$142,650	$139,602

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

As of September 30, 2015 and December 31, 2015, the Company’s U.S. entity had net operating loss carry forwards of $35,318,443, of which $102,293 was available to reduce future taxable income which will expire in various years through 2035 and $35,216,150 was available to offset capital gains recognized through 2020 and the Company’s PRC subsidiaries had net operating loss carry forwards of $437,933 and $2,075,807, respectively, which will expire in various years through 2020. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of September 30, 2015 and December 31, 2015 of approximately of $14.2 million and $12.5 million, respectively. The cumulative undistributed earnings of foreign subsidiaries were included in accumulated deficit and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

As of September 30, 2015 and December 31, 2015, the Company had no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended December 31, 2014 and 2015, and no provision for interest and penalties is deemed necessary as of September 30, 2015 and December 31, 2015.

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
For the three months ended December 31, 2014 and 2015
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

A summary of share option plan activity for these options as of September 30, 2015 and December 31, 2015 is presented below:

		Weighted
		average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	shares	per share	contractual term	value (1)
Outstanding as of October 1, 2015	4,200	$14.05	0.7 years
Exercised	-
Cancelled	-
Forfeited	-

Outstanding as of December 31, 2015	4,200	$14.05	0.45 years	$-

Exercisable as of December 31, 2015	4,200	$14.05	0.45 years	$-

(1)	The intrinsic values of option at December 31, 2015 was zero since the share market value of common stock of $ 2.81 was lower than the exercise price of the option of $14.05 per share.

As of September 30 and December 31, 2015, there were no unrecognized compensation costs related to the above non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
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

As of September 30 and December 31, 2015, there was no unrecognized stock-based compensation associated with the restricted shares granted to Mr. Xiangqian Li on June 22, 2009.

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

The Company recorded non-cash share-based compensation expense of $373,464 for the three months ended December 31, 2015, in respect of the restricted shares granted on June 30, 2015, of which $305,807, $43,300 and $24,357 were allocated to general and administrative expenses, research and development expenses and sales and marketing expenses, respectively. As of December 31, 2015, 172,500 shares were vested and to be issued to the Company’s employees and directors, and there was unrecognized stock-based compensation of $1,111,969 associated with the above restricted shares. As of December 31, 2015, 89,165 vested shares were issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three months ended December 31, 2014 and 2015.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

17.	(Loss) Earnings Per Share

The following is the calculation of (loss) earnings per share:

	Three months ended December 31,
	2014	2015
Net profit (loss)	$17,388,593	$(2,132,673)

Weighted average shares used in basic and diluted computation (note)	12,719,597	17,171,953

Profit (loss) per share	$1.37	$(0.12)

Note:	Including nil and 83,335 vested restricted shares granted pursuant to the 2015 Plan not yet issued as of December 31, 2014 and 2015, respectively.

For the three months ended December 31, 2014 and 2015, the outstanding 4,200 stock options were anti-dilutive and excluded from diluted earnings per share.

For the three months ended December 31, 2015, the outstanding 517,500 unvested restricted shares were anti-dilutive and excluded from diluted loss per share.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts and bills receivable, other receivables, balances with former subsidiaries, trade and bills payables, short-term loans and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

19.	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2015 and December 31, 2015, the Company had the following contracted capital commitments:

	September 30,	December 31,
	2015	2015
For construction of buildings	$1,819,977	$1,781,856
For purchases of equipment	68,718	67,250
Capital injection to Dalian BAK Power and Dalian BAK TradingNote	15,553,656	15,553,656
	$17,442,351	$17,402,762

Note

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

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

20.	Concentrations and Credit Risk

(a)	Concentrations

The Company had two and three customers that individually comprised 10% or more of net revenue for the three months ended December 31, 2014 and 2015, respectively, as follows:

			Three months ended December 31,
		2014			2015
Shandong Tangjun Electric Co., Ltd	$	*	*		$2,436,471	44.29%
Pingxiang Anyuan Tourist Bus Co., Ltd		*	*		1,202,286	21.86%
Sichuan Pisen Electronics Co., Ltd		1,440,041	46.77%	*	947,653	17.23%
Guangdong Pisen Electronics Co., Ltd.		1,379,626	44.81%	*	*	*

* Comprised less than 10% of net revenue for the respective period.

The Company had two and three customers that individually comprised 10% or more of accounts receivable as of September 30, 2015 and December 31, 2015, respectively, as follows:

		September 30,		December 31,
		2015		2015
Shandong Tangjun Electric Co., Ltd	$	*	*	$2,113,022	44.52%
Pingxiang Anyuan Tourist Bus Co., Ltd		*	*	1,306,657	27.53%
Sichuan Pisen Electronics Co., Ltd.		3,146,177	65.93%	553,255	11.66%
Guangdong Pisen Electronics Co., Ltd.		763,738	16.01%	*	*

* Comprised less than 10% of accounts receivable for the respective period.

For the three months ended December 31, 2014 and 2015, the Company purchased inventories of $1.7 million and $3.0 million from BAK Tianjin and nil and $5,344 from Shenzhen BAK, respectively. Also, the Company generated revenue of nil and $0.3 million from BAK Tianjin and $21,442 and $0.6 million from Shenzhen BAK for the three months ended December 31, 2014 and 2015, respectively.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2015 and December 31, 2015, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2014 and 2015
(In US$ except for number of shares)
(Unaudited)

21.	Segment Information

The Company engages in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized rechargeable batteries for use in a wide array of applications. The Company used to manufacture five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s products were sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. After the disposal of BAK International, the Company focused on producing high-power lithium battery cells. Net revenues for the three months ended December 31, 2014 and 2015 were as follows:

Net revenues by product:

	Three months ended December 31,
	2014	2015
High power lithium batteries used in:
Electric vehicles	$-	$3,664,924
Light electric vehicles	-	91,724
Uninterruptable power supplies	3,079,107	1,743,941
	$3,079,107	$5,500,589

Net revenues by geographic area:

	Three months ended December 31,
	2014	2015
PRC Mainland	$3,079,107	$5,390,127
PRC Taiwan	-	109,468
Others	-	994
	$3,079,107	$5,500,589

Substantially all of the Company’s long-lived assets are located in the PRC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Overview

Our Dalian manufacturing facilities began partial commercial operations in July 2015. As a result, we are engaged in the business of developing, manufacturing and selling new energy high power lithium batteries, which are mainly used in the following applications:

•	Electric vehicles (“EV”), such as electric cars, electric buses, hybrid electric cars and buses;
•	Light electric vehicles (“LEV”), such as electric bicycles, electric motors, sight-seeing cars; and
•	Electric tools, energy storage, uninterruptible power supply, and other high power applications.

We have completed the construction of a power battery manufacturing plant and a power battery packing plant pf our Dalian facilities which started commercial production in July 2015. We have received most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Such assets were acquired in exchange for a reduction in receivables from our former subsidiaries that were disposed in June 2014. We have outsourced and will continue to outsource our production to BAK Tianjin or other manufacturers until our Dalian manufacturing facility can fulfill our customers’ needs. For the three months ended December 31, 2015, Dalian BAK Power purchased batteries of approximately of $3.0 million from BAK Tianjin.

We generated revenues of $5.5 million and $3.1 million for the three months ended December 31, 2015 and 2014, respectively. During the three months ended December 31, 2015, we recorded a net loss of $2.1 million while during the same period in 2014, we recorded a net profit of $17.4 million, including a one-time government subsidy of $23.4 million to finance the projected operating loss incurred during the move and construction of our new facilities in Dalian. As of December 31, 2015, we had an accumulated deficit of $129.3 million and net assets of $19.4 million. We had a working capital deficiency and accumulated deficit from recurring net losses in prior years and short-term debt obligations maturing in less than one year as of December 31, 2015.

As of December 31, 2015, we received banking facilities from Bank of Dandong to provide a maximum loan amount of $12.3 million and bank acceptance and letters of credit of $5.3 million to June 2016. The banking facilities were guaranteed by Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”), Mr. Xiangqian Li (“Mr. Li”), our CEO, and Ms. Xiaoqiu Yu, Mr Li’s wife. The facilities were also secured by our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, on June 25, 2015 we borrowed a one-year term bank loan of RMB50 million (approximately $7.7 million), bearing fixed interest at 7.84% per annum. On August 18, 2015, we borrowed a new one-year term loan of RMB30 million ($4.6 million) bearing fixed interest at 7.84% per annum. As of December 31, 2015, we had unutilized committed banking facilities of $0.8 million. We plan to renew these loans upon maturity, and intend to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required.

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

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of our fiscal year 2016:

•	Net revenues: Net revenues increased by $2.4 million, or 78.7%, to $5.5 million for the three months ended December 31, 2015, from $3.1 million for the same period in 2014.

•	Gross (loss) profit: Gross loss was $0.2 million, representing a decrease of $0.6 million, for the three months ended December 31, 2015, from gross profit of $0.4 million for the same period in 2014.

•	Operating loss: Operating loss was $ 2.1 million for the three months ended December 31, 2015, reflecting an increase of $2.0 million from an operating loss of $0.1 million for the same period in 2014.

•	Net (loss) profit :Net loss was $2.1 million for the three months ended December 31, 2015, as compared to a net profit of $17.4 million for the same period in 2014.

•	Fully diluted (loss) earnings per share: Fully diluted loss per share was $ 0.12 for the three months ended December 31, 2015, as compared to fully diluted earnings per share of $1.37 for the same period in 2014.

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

Research and development expenses. Research and development expenses primarily consist of remuneration for R&D staff, share-based compensation, depreciation and maintenance expenses relating to R&D equipment, and R&D material costs. For the three months ended December 31, 3014 and 2015, we recorded research and development expenses of $52,034 and $747,537, respectively.

Sales and marketing expenses. Sales and marketing expenses consist primarily of remuneration for staff involved in selling and marketing efforts, including staff engaged in the packaging of goods for shipment, advertising cost, depreciation, share-based compensation, warranty expenses and travel and entertainment expenses. We do not pay slotting fees to retail companies for displaying our products, engage in cooperative advertising programs, participate in buy-down programs or similar arrangements.

General and administrative expenses. General and administrative expenses consist primarily of employee remuneration, share-based compensation, professional fees, insurance, benefits, general office expenses, depreciation, liquidated damage charges and bad debt expenses.

Government grant income. We present the government subsidies received as income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense, interest expenses, removal costs and depreciation. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met. Grants applicable to land are amortized over the life of the depreciable facilities constructed on it. For research and development expenses, we match and offset the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred.

Finance costs, net. Finance costs consist primarily of interest income and interest on bank loans, net of capitalized interest.

Income tax expenses. Our subsidiaries in the PRC are subject to income tax at a rate of 25%. Our Hong Kong subsidiary BAK Asia is subject to profits tax at a rate of 16.5% . However, because we did not have any assessable income derived from or arising in the region, the entity had not paid any such tax.

Results of Operations

Comparison of Three Months Ended December 31, 2015 and 2014

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and the percentage of change.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended December 31,			Change
	2014	2015	$		%
Net revenues	$3,079	$5,501		$2,422	78.7
Cost of revenues	(2,672)	(5,659)		(2,987)	111.8
Gross profit	407	(158)		(565)	(138.8)
Operating expenses:
Research and development expenses	52	748		696	1,338.5
Sales and marketing expenses	19	170		151	794.7
General and administrative expenses	482	1,030		548	113.7
Total operating expenses	553	1,948		1,395	252.3
Operating loss	(146)	(2,106)		(1,960)	1,342.5
Finance costs, net	-	2		2	100.0
Government grant income	23,380	-		(23,380)	(100.0)
Other income	-	43		43	100.0
(Loss) profit before income tax	23,234	(2,061)		(25,295)	(108.9)
Income tax expenses	(5,845)	(72)		5,773	(98.8)
Net (loss) profit	$17,389	$(2,133)		$(19,522)	(112.3)

Net revenues. Net revenues were $5.5 million for the three months ended December 31, 2015, as compared to $3.1 million for the same period in 2014, representing an increase of $2.4 million, or 78.7%. We started to ship electric vehicle batteries to our customers this quarter after we commenced product manufacturing in our Dalian plant.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries for the three months ended December 31, 2014 and 2015

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended December 31,
	2014	2015
Electric vehicles	$-	$3,665
Light electric vehicles	-	92
Uninterruptable power supplies	3,079	1,744
	$3,079	$5,501

Net revenues from sales of batteries for electric vehicles was $3.7 million in the three months ended December 31, 2015, compared to nil in the same period of 2014. We started producing batteries for electric vehicles in our Dalian facilities at the end of fiscal year 2015.

Net revenues from sales of batteries for light electric vehicles was $0.09 million in the three months ended December 31, 2015, compared to nil in the same period of 2014.

Net revenues from sales of batteries for uninterruptable power supplies was $1.7 million in the three months ended December 31, 2015, as compared with $3.1 million in the same period in 2014, representing a decrease of $1.4 million, or 43.4% . This change resulted from a decrease of 44.1% in average selling price mainly because we sold batteries with lower capacity in this quarter compared with the same period last year.

Cost of revenues. Cost of revenues increased to $5.7 million for the three ended December 31, 2015, as compared to $2.7 million for period in 2014, an increase of $2.9 million, or 111.8% . Included in cost of revenues were write down of obsolete inventories of $0.1 million for three months ended December 31, 2015, while it was nil for the same period in 2014. We write down the inventory value whenever there is an indication that it is impaired. However, further write-downs may be necessary if market conditions continue to deteriorate.

Gross(loss) profit. Gross loss for the three months ended December 31, 2015 was $0.2 million, or 2.9% of net revenues as compared to a gross profit of $0.4 million, or 13.2% of net revenues, for the same period in 2014. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. As a result, we incurred a gross loss in the first quarter of fiscal 2016.

Research and development expenses. Research and development expenses increased to $0.7 million for the three months ended December 31, 2015, as compared to $52,034 for the same period in 2014, an increase of approximately $0.7 million, or 1,338.5% . This increase was mainly because we have not started commercial operations in our Dalian site in the three months ended December 31, 2014. The research and development expenses in the three months ended December 31, 2015 was mainly comprised of $0.5 million of material expenses and $0.13 million of salary and wages paid to our research and development staff.

Sales and marketing expenses. Sales and marketing expenses increased to $0.2 million for the three months ended December 31, 2015, as compared to $19,348 for the same period in 2014, an increase of approximately $0.2 million, or 794.7%, primarily due to the provision for warranty expenses of $0.06 million according to our after sale service maintenance policy on electric vehicle battery products. We also expanded our sales team at our Dalian facilities in October 2015. As of December 31, 2015, we had a sales team with 16 employees in Dalian. The salary and wages incurred was $0.05 million in the three months ended December 31, 2015.

General and administrative expenses. General and administrative expenses increased to $1.0 million, or 18.7% of revenues, for the three months ended December 31, 2015, as compared to $0.5 million, or 15.7% of revenues, for the same period in 2014, representing an increase of $0.5 million, or 113.7%. The primary reason for the increase was because we expanded our administration and management teams after we commenced our commercial operations in Dalian.

Operating loss. As a result of the above, our operating loss totaled $2.1 million for the three months ended December 31, 2015, as compared to $0.1 million for the same period in 2014, an increase of $2.0 million, or 1,342.5% .

Government grant income. Government grant income was nil for the three months ended December 31, 2015, as compared to $23.4 million for the same period last year. This was mainly due to the fact that we received government subsidy of $23.4 million to finance the projected operating loss incurred during the move and construction of our new facilities in Dalian in October 2014. We did not receive government grant in 2015.

Income tax expense. Income tax expense was $72,067 for the three months ended December 31, 2015 which was the valuation allowance on deferred tax assets, as compared to $5.8 million for the same period in 2014 due to the deferred tax impact of the government subsidies recognized.

Net (loss) profit. As a result of the foregoing, we had a net loss of $2.1 million for the three months ended December 31, 2015, compared to a net profit of $17.4 million for the three months ended December 31, 2014.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans and bills payable under bank credit agreements and issuance of capital stock.

As of December 31, 2015, we had cash and cash equivalents of $0.08 million. Our total current assets were $20.0 million and our total current liabilities were $37.9 million, resulting in a net working capital deficiency of $17.9 million. These factors raise substantial doubts about our ability to continue as a going concern.

As of December 31, 2015, we obtained the banking facilities from Bank of Dandong to provide a maximum loan amount of $12.3 million and bank acceptance and letters of credit of $5.3 million to June 2016. The banking facilities were guaranteed by Shenzhen BAK, Mr. Xianqian Li, our Chairman and Chief Executive Officer, and Ms. Xiaoqiu Yu, Mr Li’s wife. The facilities were also secured by our Dalian facilities’ prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. On June 25, 2015 we borrowed a one-year term bank loan of RMB50 million (approximately $7.7 million), bearing fixed interest at 7.84% per annum under the banking facilities. On August 18, 2015, we borrowed a new one-year term loan of RMB30 million ($4.6 million) bearing fixed interest at 7.84% per annum. As of December 31, 2015, we had unutilized committed banking facilities of $0.8 million. We may require additional cash to complete the construction of the new Dalian manufacturing facilities. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew these loans upon maturity, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended December 31,
	2014	2015
Net cash used in operating activities	$(567)	$(1,334)
Net cash provided by (used in) investing activities	4,059	(5,204)
Net cash used in financing activities	(4,451)	-
Effect of exchange rate changes on cash and cash equivalents	3	(144)
Net decrease in cash and cash equivalents	(956)	(6,682)
Cash and cash equivalents at the beginning of period	991	6,763
Cash and cash equivalents at the end of period	$35	$81

Operating Activities

Net cash used in operating activities was $1.3 million in the three months ended December 31, 2015, as compared to net cash used in operating activities of $0.6 million in the same period in 2014. The net cash used in operating activities in the three months ended December 31, 2015 was mainly attributable to our net loss of $2.1 million, increase in inventories of $1.6 million and net payments to former subsidiaries of $3.3 million, offset partially by an increase in trade accounts and bills payable of $5.2 million.

Investing Activities

Net cash used in investing activities was $5.2 million for the three months ended December 31, 2015, as compared to net cash provided by investing activities of $4.1 million in the same period of 2014. The net cash used in investing activities in the three months ended December 31, 2015 was mainly comprised of an increase of $0.6 million in pledged deposits for bills payables and a cash payment of $4.6 million to construct the Dalian facilities, including construction and purchase of equipment. The net cash provided by investing activities for the three months ended December 31, 2014 was mainly attributable to a $7.4 million government grant received in October 2014.

Financing Activities

Net cash provided by financing activities was nil in the three months ended December 31, 2015, compared to net cash used in financing activities of $4.5 million during the same period in 2014. We repaid $4.7 million short term advances to unrelated parties in 2014.

As of December 31, 2015, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Short term credit facilities:
Bank of Dandong	$17,613	$16,765

On June 22, 2015, our subsidiary, Dalian BAK Power entered into a banking facility letter with Bank of Dandong to provide a maximum loan amount of $12.3 million (RMB80 million) and bank acceptance and letters of credit of $5.0 million (RMB34.4 million) with a term expiring on June 22, 2016. The banking facilities were guaranteed by Shenzhen BAK, Mr. Li and Ms. Xiaoqiu Yu, Mr. Li’s wife. The facilities were also secured by our Dalian site’s buildings, constructions in progress, land use rights and machinery and equipment and pledged deposits. We are required to place 50% and 20% bank deposits prior to issuance of bills payable and letters of credit, respectively. In September 2015, we applied to Bank of Dandong to revise the bank acceptance facilities of $6.2 million (RMB40 million) into $3.1 million (RMB20 million) bank acceptance and $1.9 million (RMB12 million) letter of credit. During the first quarter of fiscal 2016, the Company applied to Bank of Dandong to revise the bank acceptance into $4.0 million (RMB26 million) and letter of credit of $1.3 million (RMB8.4 million). Loans of $12.3 million (RMB80 million) and bills payable of $3.7 million (RMB24.3 million) were outstanding as of December 31, 2015. We have unutilized committed banking facilities of $0.8 million.

Capital Expenditures

We incurred capital expenditures of $4.6 million and $3.4 million in the three months ended December 31, 2015 and 2014, respectively. Our capital expenditures in the first quarter of fiscal 2016 were used primarily to construct our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the remainder of fiscal year 2016 will reach approximately $32.6 million. Such funds will be used to construct new plants and expand new automatic manufacturing lines to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2015:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
			1 - 3		More than 5
	Total	Less than 1 year	years	3 - 5 years	years
Contractual Obligations
Short-term bank loans	$12,317	$12,317	$-	$-	$-
Bills payables	3,744	3,744
Advance from a former subsidiary	1,285	1,285
Advance from related parties	106	106
Advances from an unrelated third party	77	77	-	-	-
Capital injection to Dalian Power and Trading	15,554	15,554	-	-	-
Capital commitments for construction of buildings	1,782	1,782	-	-	-
Capital commitments for purchase of equipment	67	67	-	-	-
Future interest payment on short-term bank loans	455	455	-	-	-
Total	$35,387	$35,387	$-	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2015.

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

Critical Accounting Policies

Our condensed consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our interim chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2015.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on January 13, 2016, during our assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, management identified the following material weakness in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the first quarter of our fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2016

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