Form 10-Q
period 2016-03-31
CHINA BAK BATTERY INC
filed 2016-05-16
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	17,287,994

CHINA BAK BATTERY, INC.

i

PART I
FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2016

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of September 30, 2015 and March 31, 2016
(In US$)

		September 30,	March 31,
	Note	2015	2016
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$6,762,745	$1,594,897
Pledged deposits	2	1,519,601	2,014,963
Trade accounts and bills receivable, net	3	4,771,958	6,951,521
Inventories	4	3,057,575	4,559,740
Prepayments and other receivables	5	2,552,658	3,708,048
Receivables from former subsidiaries, net	6	686,514	-
Prepaid land use rights, current portion	9	176,764	174,343
Deferred tax assets, current portion	15	43,175	-

Total current assets		19,570,990	19,003,512

Property, plant and equipment, net	7	22,274,820	21,510,899
Construction in progress	8	13,039,373	18,751,356
Prepaid land use rights, non-current	9	8,455,231	8,252,213
Intangible assets, net	10	26,818	25,070
Deferred tax assets, non-current	15	-	-
Total assets		$63,367,232	$67,543,050

Liabilities
Current liabilities
Trade accounts and bills payable		$4,910,717	$12,797,858
Taxes payable		5,108,878	4,602,237
Short-term bank loans	11	12,585,740	12,896,137
Other short-term loans	12	184,755	726,676
Accrued expenses and other payables	13	11,569,981	10,629,490
Payables to former subsidiaries	6	-	812,370
Deferred government grants, current	14	181,510	179,023

Total current liabilities		34,541,581	42,643,791

Deferred government grants, non-current	14	7,014,114	6,828,501
Deferred tax liabilities, non-current	15	142,650	84,418
Total liabilities		41,698,345	49,556,710

Commitments and contingencies	19

Shareholders' equity
Common stock $0.001 par value; 500,000,000 authorized ; 12,856,301 issued and 12,712,095 outstanding as of September 30, 2015; 17,337,200 issued and 17,192,994 outstanding as of March 31, 2016		12,856	17,337
Donated shares		14,101,689	14,101,689
Additional paid-in capital		138,036,080	138,726,418
Statutory reserves		-	1,230,511
Accumulated deficit		(125,922,270)	(131,188,612)
Accumulated other comprehensive loss		(492,858)	(834,393)
		25,735,497	22,052,950
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders' equity		21,668,887	17,986,340
Total liabilities and shareholder's equity		$63,367,232	$67,543,050

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive (loss) income
For the three and six months ended March 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

		Three months ended March 31,		Six months ended March 31,
	Note	2015	2016	2015	2016
Net revenues	21	$3,066,307	$3,198,913	$6,145,414	$8,699,502
Cost of revenues		(2,717,082)	(3,298,207)	(5,388,990)	(8,957,094)
Gross profit (loss)		349,225	(99,294)	756,424	(257,592)
Operating expenses:
Research and development expenses		(53,912)	(360,540)	(105,946)	(1,108,077)
Sales and marketing expenses		(19,035)	(299,084)	(38,383)	(469,542)
General and administrative expenses		(538,113)	(1,171,573)	(1,020,476)	(2,201,284)
Total operating expenses		(611,060)	(1,831,197)	(1,164,805)	(3,778,903)
Operating loss		(261,835)	(1,930,491)	(408,381)	(4,036,495)
Finance income (cost), net		16,029	(37,192)	15,970	(35,186)
Government grant (expense) income	14	(164,909)	-	23,215,355	-
Other (expenses) income, net		(85,041)	7,284	(85,041)	50,676
(Loss) profit before income tax and discontinued operations		(495,756)	(1,960,399)	22,737,903	(4,021,005)
Income tax credit (expenses)	15	41,532	57,241	(5,803,534)	(14,826)
(Loss) profit before discontinued operations, net of tax		(454,224)	(1,903,158)	16,934,369	(4,035,831)
Income from discontinued operations, net of tax	6	1,521,519	-	1,521,519	-
Net profit (loss)		$1,067,295	$(1,903,158)	$18,455,888	$(4,035,831)
Other comprehensive profit (loss)
– Foreign currency translation adjustment		139,907	144,655	2,235	(341,535)
Comprehensive income (loss)		$1,207,202	$(1,758,503)	$18,458,123	$(4,377,366)

(Loss) earnings per share – Basic and diluted	17
– From continuing operations		$(0.04)	$(0.11)	$1.33	$(0.23)
– From discontinued operations		0.12	-	0.12	-
		$0.08	$(0.11)	$1.45	$(0.23)

Weighted average number of shares of common stock:	17
– Basic and diluted		12,719,597	17,229,432	12,719,597	17,200,536

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the six months ended March 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	income	of shares	Amount	equity
Balance as of October 1, 2014	12,763,803	$12,763	$14,101,689	$127,438,362	$-	$(141,796,196)	$(25,631)	(144,206)	$(4,066,610)	$(4,335,623)
Net profit	-	-	-	-	-	18,455,888	-	-	-	18,455,888

Foreign currency translation adjustment	-	-	-	-	-	-	2,235	-	-	2,235

Balance as of March 31, 2015	12,763,803	$12,763	$14,101,689	$127,438,362	$-	$(123,340,308)	$(23,396)	(144,206)	$(4,066,610)	$14,122,500

Balance as of October 1, 2015	12,856,301	$12,856	$14,101,689	$138,036,080	$-	$(125,922,270)	$(492,858)	(144,206)	$(4,066,610)	$21,668,887

Net loss	-	-	-	-	-	(4,035,831)	-	-	-	(4,035,831)

Transfer to statutory reserves	-	-	-	-	1,230,511	(1,230,511)	-	-	-	-

Common stock issued to employee for stock award	104,168	104	-	(104)	-	-	-	-	-	-

Common stock issued to new investors	4,376,731	4,377	-	(4,377)	-	-	-	-	-	-
Share-based compensation for employee and director stock awards	-	-	-	694,819	-	-	-	-	-	694,819
Foreign currency translation adjustment	-	-	-	-	-	-	(341,535)	-	-	(341,535)

Balance as of March 31, 2016	17,337,200	$17,337	$14,101,689	$138,726,418	$1,230,511	$(131,188,612)	$(834,393)	(144,206)	$(4,066,610)	$17,986,340

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

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the six months ended March 31, 2015 and 2016
(Unaudited)
(In US$)

	Six months ended March 31,
	2015	2016
Cash flows from operating activities
Net profit (loss)	$18,455,888	$(4,035,831)
Income from discontinued operations, net of tax	(1,521,519)	-
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	126,662	558,421
Provision for doubtful accounts	-	7,433
Write-down of inventories	-	239,035
Share-based compensation	-	694,819
Deferred government grants	(23,215,355)	-
Deferred tax liabilities	5,803,534	15,135
Exchange loss (gain)	49,194	(16,914)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,561,645)	(2,245,156)
Inventories	2,110,717	(1,778,125)
Prepayments and other receivables	(211,287)	(1,185,078)
Trade accounts and bills payable	129,857	7,928,834
Accrued expenses and other payables	7,658	383,912
Trade receivable from and payable to a former subsidiaries	1,588,655	1,475,040
Net cash (used in) provided by operating activities	(1,237,641)	2,041,525

Cash flows from investing activities
Increase in pledged deposits	-	(514,522)
Deferred government grant	7,452,684	-
Purchases of property, plant and equipment and construction in progress	(4,246,276)	(7,624,827)
Net cash provided by (used in) continuing operations	3,206,408	(8,139,349)
Net cash provided by discontinued operations	1,360,031	-
Net cash provided by (used in) investing activities	4,566,439	(8,139,349)

Cash flows from financing activities
Proceeds from bank borrowings	-	481,283
Borrowings from related party	1,226,999	-
Repayment to related party	(869,238)	-
Borrowings from unrelated parties	555,520	618,668
Repayment of borrowings from unrelated parties	(4,728,377)	(77,333)
Net cash (used in) provided by financing activities	(3,815,096)	1,022,618

Effect of exchange rate changes on cash and cash equivalents	(9,963)	(92,642)
Net decrease in cash and cash equivalents	(496,261)	(5,167,848)
Cash and cash equivalents at the beginning of period	991,519	6,762,745
Cash and cash equivalents at the end of period	$495,258	$1,594,897
Supplementary disclosure of cash flow information
Non-cash transactions:
Purchase of inventories offset against receivables from former subsidiaries	$618,689	$-
Purchase of property, plant and equipment (inclusive of VAT) offset against receivables from former subsidiaries	$6,577,177	$-
Removal expenditures offset against government grants	$1,007,887	$-
Trade accounts receivable offset against advance from a related company	$351,046	$-
Cash paid during the period
Income taxes	$-	$464,024
Interest, net of amounts capitalized	$-	$-

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
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

Also on January 20, 2005, immediately prior to consummating the share swap transaction, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 1,720,087 shares of common stock for gross proceeds of $17,000,000. In conjunction with this financing, Mr. Xiangqian Li, the former Chairman and former Chief Executive Officer of the Company, agreed to place 435,910 shares of the Company's common stock owned by him into an escrow account pursuant to an Escrow Agreement dated January 20, 2005 (the “Escrow Agreement”). Pursuant to the Escrow Agreement, 50% of the escrowed shares were to be released to the investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2005 was not at least $12,000,000, and the remaining 50% was to be released to investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2006 was not at least $27,000,000. If the audited net income of the Company for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 435,910 shares would be released to Mr. Xiangqian Li in the amount of 50% upon reaching the 2005 target and the remaining 50% upon reaching the 2006 target.

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
For the three and six months ended March 31, 2015 and 2016
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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of March 31, 2016 amounted to 73,749 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

1.    Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

Pursuant to the Li Settlement Agreement, the 2008 Settlement Agreements and upon the release of the 217,955 escrow shares relating to the fiscal year 2006 performance threshold to the relevant investors, neither Mr. Xiangqian Li or the Company have any obligations to the investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

As of March 31, 2016, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

As the Company has transferred the 217,955 shares related to the 2006 performance threshold to the relevant investors in fiscal year 2007 and the Company also has transferred 73,749 shares relating to the 2005 performance threshold to the investors who had entered the “2008 Settlement Agreements” with us in fiscal year 2008, pursuant to “Li Settlement Agreement” and “2008 Settlement Agreements”, neither Mr. Xiangqian Li nor the Company had any remaining obligations to those related investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

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
For the three and six months ended March 31, 2015 and 2016
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

After the disposal of BAK International Limited and its subsidiaries effective on June 30, 2014, and as of September 30, 2015 and March 31, 2016, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian BAK Trading, a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian BAK Power, a wholly owned limited liability company established on December 27, 2013 in the PRC.

The Company continued its business and continued to generate revenues from sale of batteries via subcontracting the production to BAK Tianjin, a former subsidiary before the completion of construction and operation of its facility in Dalian in July 2015. BAK Tianjin is a supplier of the Company and the Company does not have any significant benefits or liability from the operating results of BAK Tianjin except the normal risk with any major supplier.

Pursuant to a memorandum of understanding with the buyer of the Company’s former subsidiaries dated August 20, 2014, Mr. Xiangqian Li remains as a director of BAK International, Shenzhen BAK, BAK Battery and BAK Tianjin until Shenzhen BAK’s full settlement of its bank loans of $58.6 million expiring on various dates through March 2015. Shenzhen BAK renewed the banking loans with Agricultural Bank of China of $65.0 million (RMB420 million) expiring on April 14, 2016. Shenzhen BAK repaid bank loans of $14.4 million (RMB93 million) in April 2016 and had outstanding bank loans of $50.6 million (RMB326 million) expiring on various dates through February 2017. On May 20, 2015, BAK Asia New Energy Holding Limited (formerly known as “Asia Zhi Li New Energy Holding Limited”), the shareholder of BAK International Limited agreed to indemnify Mr. Li from any loss as a result of the default of repayment of bank loans by Shenzhen BAK.

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian held 760,557 shares or 4.4% of the Company’s outstanding stock, respectively. Mr. Xiangqian Li remains as a director of BAK Asia, Dalian BAK Power and Dalian BAK Trading.

The Company had a working capital deficiency, accumulated deficit from recurring net losses incurred for prior years and current period and short-term debt obligations as of September 30, 2015 and March 31, 2016. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
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

On June 22, 2015, Dalian BAK Power entered into a banking facility letter with Bank of Dandong to provide a maximum loan amount of $18.6 million (RMB120 million) to June 22, 2016. The banking facilities include $12.4 million (RMB80 million) of short term loans and a $6.2 million (RMB40 million) bank acceptance. The banking facilities were guaranteed by Shenzhen BAK, Mr. Xiangqian Li, and his wife, Ms. Xiaoqiu Yu. The facilities were also secured by Dalian BAK Power’s buildings, construction in progress, prepaid land use rights and machineries and pledged deposits. On June 25, 2015, the Company borrowed $7.8 million (RMB50 million) from Bank of Dandong for a period from June 25, 2015 to June 22, 2016, bearing a fixed interest rate of 7.84% per annum. The Company borrowed another loan of $4.6 million (RMB30 million) with a fixed interest rate of 7.84% per annum for the period from August 18, 2015 to June 10, 2016. In September 2015, the Company applied to Bank of Dandong to revise the bank acceptance facilities of $6.2 million (RMB40 million) into a $3.1 million (RMB20 million) bank acceptance and $1.9 million (RMB12 million) letter of credit. During the first quarter of fiscal 2016, the Company applied to Bank of Dandong to revise the bank acceptance into a $4.0 million (RMB26 million) bank acceptance and letter of credit of $1.3 million (RMB8.4 million). In the second quarter of fiscal 2016, the Company borrowed a series of short term loans totaled of $0.5 million arising from the matured letters of credit from Bank of Dandong under the credit facilities. As of March 31, 2016, the Company had unutilized committed banking facilities of $0.8 million. The Company is currently expanding its product lines and manufacturing capacity in its Dalian plant, which requires more funding to finance the expansion. The Company plans to raise additional funds through bank borrowings and equity financing in the future to meet its daily cash demands if required.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
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
For the three and six months ended March 31, 2015 and 2016
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
For the three and six months ended March 31, 2015 and 2016
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis. On April 14, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property. The effective date and transition requirements for ASU No. 2016-08 and ASU No. 2016-10 are the same as the effective date and transition requirements of ASU No. 2014-09. The Company is evaluating the effect that ASU No. 2016-08 and ASU No. 2016-10 will have on the Company’s consolidated financial statements and related disclosures.

On March 15, 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 31, 2017 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

2.	Pledged Deposits

Pledged deposits as of September 30, 2015 and March 31, 2016 consisted of the following:

	September 30,	March 31,
	2015	2016
Pledged deposits with bank for:
Bills payable	$1,461,757	$1,893,393
Letters of credit	57,844	121,570
	$1,519,601	$2,014,963

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivables, net as of September 30, 2015 and March 31, 2016 consisted of the following:

	September 30,	March 31,
	2015	2016
Trade accounts receivable	$4,792,416	$7,079,421
Less: Allowance for doubtful accounts	(122,115)	(127,900)
	4,670,301	6,951,521
Bills receivable	101,657	-
	$4,771,958	$6,951,521

An analysis of the allowance for doubtful accounts is as follows:

	March 31,	March 31,
	2015	2016
Balance at beginning of period	$-	$122,115
Provision for the period	-	58,675
Reversal by cash for the period	-	(51,242)
Charged to condensed consolidated statements of operations and comprehensive (loss) income	-	7,433
Foreign exchange adjustment	-	(1,648)
Balance at end of period	$-	$127,900

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

4.	Inventories

Inventories as of September 30, 2015 and March 31, 2016 consisted of the following:

	September 30,	March 31,
	2015	2016
Raw materials	$712,713	$1,854,690
Work in progress	1,441,368	1,637,031
Finished goods	903,494	1,068,019
	$3,057,575	$4,559,740

During the three months ended March 31, 2015 and 2016, write-downs of obsolete inventories to lower of cost or market of nil and $96,910 respectively, were charged to cost of revenues.

During the six months ended March 31, 2015 and 2016, write-downs of obsolete inventories to lower of cost or market of nil and $239,035 respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2015 and March 31, 2016 consisted of the following:

	September 30,	March 31,
	2015	2016
Value added tax recoverable	$1,719,062	$2,756,115
Prepayments to suppliers	447,430	489,920
Deposits	154,892	138,630
Staff advances	42,718	72,953
Prepaid operating expenses	195,556	257,430
	2,559,658	3,715,048
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$2,552,658	$3,708,048

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

6.	Balances with Former Subsidiaries

Receivables from former subsidiaries as of September 30, 2015 and March 31, 2016 consisted of the following:

	September 30, 2015	March 31, 2016
Shenzhen BAK	$62,963	$-
BAK Tianjin	623,551	-
	686,514	-

These amounts are interest-free, unsecured and repayable on demand.

Upon disposal of the Disposal Group in June 2014, the Disposal Group owed the Company a sum of $17.8 million. Management of the Company evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations (property leasing and management of its Research and Development Centre in Shenzhen) for the year ended September 30, 2014. During the three and six months ended March 31, 2015, the Company determined that $1.5 million was recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations for the three and six months ended March 31, 2015.

In October 2015, the Company made an advance of approximately RMB40 million ($6.2 million) to BAK Tianjin, with the approval by the board of directors, to source battery cells for its customers. As of December 31, 2015, the Company received approximately RMB20 million (approximately $3.1 million) of cells and was refunded the remaining RMB20 million (approximately $3.1 million) in cash from BAK Tianjin in January 2016.

Payables to former subsidiaries as of September 30, 2015 and March 31, 2016 consisted of the following:

	September 30, 2015	March 31, 2016
Shenzhen BAK	$-	$108,634
BAK Tianjin	-	703,736
	-	812,370

These amounts are interest-free, unsecured and repayable on demand.

7.	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2015 and March 31, 2016 consisted of the following:

	September 30, 2015	March 31, 2016
Buildings	$18,440,000	$18,187,350
Machinery and equipment	4,020,238	4,052,536
Office equipment	37,050	51,615
Motor vehicles	147,197	145,181
	22,644,485	22,436,682
Accumulated depreciation	(369,665)	(925,783)
Carrying amount	$22,274,820	$21,510,899

Depreciation expense for the three and six months ended March 31, 2015 and 2016 is included in the condensed consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2016	2015	2016
Cost of revenues	$-	$148,712	$-	$417,637
Research and development expenses	-	29,152	-	29,600
General and administrative expenses	6,750	95,158	13,259	112,141
	$6,750	$273,022	$13,259	$559,378

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

7.	Property, Plant and Equipment, net (continued)

The Company has not yet obtained the property ownership of the buildings in its Dalian manufacture facilities with a carrying amount of $18,318,313 and $17,820,130 as of September 30, 2015 and March 31, 2016, respectively. The management expects that they will obtain the property ownership rights in June 2016.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment of its property, plant and equipment for the three and six months ended March 31, 2015 and 2016.

8.	Construction in Progress

Construction in progress as of September 30, 2015 and March 31, 2016 consisted of the following:

	September 30,	March 31,
	2015	2016
Construction in progress	$13,009,922	$16,242,021
Prepayment for acquisition of property, plant and equipment	29,451	2,509,335
Carrying amount	$13,039,373	$18,751,356

Construction in progress as of September 30, 2015 and March 31, 2016 is mainly comprised of capital expenditures for the construction of the facilities and production lines of Dalian BAK Power.

For the three months ended March 31, 2015 and 2016, the Company capitalized interest of $93,780 and $242,338, respectively, to the cost of construction in progress.

For the six months ended March 31, 2015 and 2016, the Company capitalized interest of $191,041 and $490,430, respectively, to the cost of construction in progress.

9.	Prepaid Land Use Rights, net

Prepaid land use rights as of September 30, 2015 and March 31, 2016 consisted of the followings:

	September 30,	March 31,
	2015	2016
Prepaid land use rights	$8,838,220	$8,717,127
Accumulated amortization	(206,225)	(290,571)
	$8,631,995	$8,426,556
Less: Classified as current assets	(176,764)	(174,343)
	$8,455,231	$8,252,213

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $8,234,000 (RMB53.1 million). Other incidental costs incurred totaled $482,000 (RMB3.1 million).

Amortization expenses of prepaid land use rights were $44,875 and $42,936 for the three months ended March 31, 2015 and 2016 and $113,404 and $86,891 for the six months ended March 31, 2015 and 2016, respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

10.	Intangible Assets, net

Intangible assets as of September 30, 2015 and March 31, 2016 consisted of the followings:

	September 30,	March 31,
	2015	2016
Computer software at cost	$27,984	$27,600
Accumulated amortization	(1,166)	(2,530)
	$26,818	$25,070

Amortization expenses were nil and $679 for the three months ended March 31, 2015 and 2016 and nil and $1,376 for the six months ended March 31, 2015 and 2016, respectively.

11.	Short-term Bank Loans

As of September 30, 2015 and March 31, 2016, the Company had short term bank borrowings of $12,585,740 and $12,896,137, respectively.

Under the banking facilities granted by Bank of Dandong on June 22, 2015 (Note 1), the Company borrowed a loan of $7,758,313 (RMB50 million) from Bank of Dandong for a period from June 25, 2015 to June 22, 2016, bearing fixed interest at 7.84% per annum. On August 18, 2015, the Company borrowed another loan of $4,654,988 (RMB30 million) with a fixed interest rate at 7.84% per annum for the period from August 18, 2015 to June 10, 2016. During the three months ended March 31, 2016, the Company borrowed bank loans of $482,836 bearing interest from 5.86% to 5.89% and expiring through July 2016 under the matured letter of credits.

The banking facilities were guaranteed by Mr. Xiangqian Li, the Company’s former CEO and his wife, Ms. Xiaoqiu Yu, and Shenzhen BAK, a former subsidiary of the Company. The facilities were also secured by the Company’s assets with the following carrying amounts:

	September 30,	March 31,
	2015	2016
Pledged deposits (note 2)	$1,519,601	$2,014,963
Prepaid land use rights (note 9)	8,631,995	8,426,556
Buildings	13,120,083	12,319,168
Machinery and equipment	3,831,790	3,409,939
Construction in progress	6,228,371	6,143,035
	$33,331,840	$32,313,661

As of March 31, 2016, the Company had unutilized committed banking facilities of $0.8 million.

During the three months ended March 31, 2015 and 2016, interest of $93,780 and $242,338, respectively, was incurred on the Company's bank borrowings.

During the six months ended March 31, 2015 and 2016, interest of $191,041 and $490,430, respectively, was incurred on the Company's bank borrowings.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

12.	Other Short-term Loans

Other short-term loans as of September 30, 2015 and March 31, 2016 consisted of the following:

		September 30,	March 31,
	Note	2015	2016
Advance from related parties
— Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$6,094	$471,510
— Mr. Xiangqian Li, the Company’s former CEO	(b)	100,000	100,000
		106,094	571,510
Advances from unrelated third parties	(c)
– Mr. Mingzhe Li		-	155,166
– Mr. Yunfei Li		78,661	-
		78,661	155,166

		$184,755	$726,676

(a)

The Company received an advance from Tianjin New Energy, a related company under the common control of Mr. Xiangqian Li, the Company’s former CEO, which was unsecured, non-interest bearing and repayable on demand. As of September 30, 2015 and March 31, 2016, $453,087 and $343,276 payable to Tianjin New Energy was included in trade accounts and bills payable.

(b)	Advance from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2015 and March 31, 2016 consisted of the following:

	September 30,	March 31,
	2015	2016
Construction costs payable	$8,625,828	$5,516,971
Liquidated damages (note a)	1,210,119	1,210,119
Equipment purchase payable	611,833	1,937,778
Customer deposits	260,015	461,476
Accrued staff costs	444,249	762,166
Product warranty (note b)	-	195,316
Other payables and accruals	417,937	545,664
	$11,569,981	$10,629,490

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

13.	Accrued Expenses and Other Payables (continued)

(a)

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of September 30, 2015 and March 31, 2016, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of September 30, 2015 and March 31, 2016, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

(b)

The Company maintains a policy of providing after sales support for certain of its new EV and LEV battery products introduced since October 1, 2015 by way of a warranty program. The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability at least annually and adjusts the amounts as necessary. The Company recognized warranty expenses amounting to approximately nil and $131,184 for the three months ended March 31, 2015 and 2016 and nil and $194,688 for the six months ended March 31, 2015 and 2016, respectively, which are included in its sales and marketing expenses.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

14.	Deferred Government Grants

Deferred government grants as of September 30, 2015 and March 31, 2016 consist of the following:

	September 30,	March 31,
	2015	2016
Total government grants	$7,195,624	$7,007,524
Less: Current portion	(181,510)	(179,023)
Non-current portion	$7,014,114	$6,828,501

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving the Company’s facilities to Dalian, including the loss of sales while the new facilities were being constructed. During the three and six months ended March 31, 2015, the Company recognized nil and $23,215,355 as income after offset of the related removal expenditures of $1,016,327. No such income or offset was recognized in fiscal 2016.

On October 17, 2014, the Company received a subsidy of RMB46.2 million ($7.2 million) pursuant to an agreement with the Management Committee dated July 2, 2013 for costs of land use rights and to be used to construct the new manufacturing site in Dalian. Part of the facilities had been completed and commenced to operate in July 2015 and the Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon. The Company expects that the remaining facilities will be completed and put into operation by June 2016. The Company offset government grants of nil and $44,089 for the three months ended March 31, 2015 and 2016 and nil and $89,224 for the six months ended March 31, 2015 and 2016, against depreciation expenses of the Dalian facilities, respectively.

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

	(a)	Income taxes in the condensed consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes (credit) expenses consisted of:

	Three months ended March 31,		Six months ended March 31,
	2015	2016	2015	2016
PRC income tax:
Current	-	-	-	-
Deferred	(41,532)	(57,241)	5,803,534	14,826
	$(41,532)	$(57,241)	$5,803,534	$14,826

United States Tax
China BAK is subject to a statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three and six months ended March 31, 2015 and 2016.

Hong Kong Tax
BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and six months ended March 31, 2015 and 2016 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax
The Company’s subsidiaries in China are subject to Enterprise Income Tax at 25% for the three and six months ended March 31, 2015 and 2016.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

	(a)	Income taxes in the condensed consolidated statements of comprehensive loss (income)(continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2016	2015	2016
(Loss) profit before income taxes	$(495,756)	$(1,960,399)	$22,737,903	$(4,021,005)
United States federal corporate income tax rate	35%	35%	35%	35%
Income tax (credit) expenses computed at United States statutory corporate income tax rate	(173,515)	(686,139)	7,958,266	(1,407,351)
Reconciling items:
Valuation allowance on deferred tax assets	46,337	336,907	47,012	836,507
Rate differential for PRC earnings	47,349	146,434	(2,292,612)	310,230
Non-deductible expenses	33,088	66,495	91,172	81,281
Share based payments	-	112,475	-	243,187
Others	5,209	(33,413)	(304)	(49,028)
Income tax (credit) expenses	$(41,532)	$(57,241)	$5,803,534	$14,826

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2015 and March 31, 2016 are presented below:

	September 30,	March 31,
	2015	2016
Deferred tax assets
Trade accounts receivable	$32,979	$34,437
Inventories	54,127	75,787
Property, plant and equipment	5,976	3,537
Valuation allowance	(49,907)	(113,761)
Deferred tax assets, current portion	$43,175	$-

Net operating loss carried forward	12,470,938	13,241,142
Valuation allowance	(12,470,938)	(13,241,142)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current
Property, plant and equipment	$142,650	$84,418

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

As of September 30, 2015 and March 31, 2016, the Company’s U.S. entity had net operating loss carry forwards of $35,318,443, of which $102,293 was available to reduce future taxable income which will expire in various years through 2035 and $35,216,150 was available to offset capital gains recognized through 2020 and the Company’s PRC subsidiaries had net operating loss carry forwards of $437,933 and $3,518,748, respectively, which will expire in various years through 2020. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of September 30, 2015 and March 31, 2016 of approximately of $14.2 million and $11.1 million, respectively. The cumulative undistributed earnings of foreign subsidiaries were included in accumulated deficit and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

As of September 30, 2015 and March 31, 2016, the Company had no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and six months ended March 31, 2015 and 2016, and no provision for interest and penalties is deemed necessary as of September 30, 2015 and March 31, 2016.

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
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

16.	Share-based Compensation

(i) Options

The Company grants share options to officers and employees and restricted shares of common stock to its non-employee directors as rewards for their services.

Stock Option Plan

In May 2005, the Board of Directors adopted the China BAK Battery, Inc. 2005 Stock Option Plan (the “Plan”). The Plan originally authorized the issuance of up to 800,000 shares of the Company’s common stock, pursuant to stock options granted under the Plan, or as grants of restricted stock. The exercise price of options granted pursuant to the Plan must be at least equal to the fair market value of the Company’s common stock at the date of the grant. Fair market value is determined at the discretion of the designated committee on the basis of reported sales prices for the Company’s common stock over a ten-business-day period ending on the grant date. The Plan will terminate on May 16, 2055. On July 28, 2008, the Company’s stockholders approved certain amendments to the Plan, including an amendment increasing the total number of shares available for issuance under the Plan to 1,600,000. On June 17, 2015, the Company’s stockholders approved an amendment to Section 1.7 of the Plan that if an option terminates without being wholly exercised, new options or restricted stock may be granted hereunder covering the number of shares to which such option termination relates. Section 1.7 of the Plan originally provided that only new options may be granted in this case.

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

A summary of share option plan activity for these options as of September 30, 2015 and March 31, 2016 is presented below:

		Weighted
		average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	shares	per share	contractual term	value (1)
Outstanding as of October 1, 2015	4,200	$14.05	0.7 years
Exercised	-
Cancelled	-
Forfeited	-

Outstanding as of March 31, 2016	4,200	$14.05	0.2 years	$-

Exercisable as of March 31, 2016	4,200	$14.05	0.2 years	$-

(1)	The intrinsic values of option at March 31, 2016 was zero since the share market value of common stock of $2.34 was lower than the exercise price of the option of $14.05 per share.

As of September 30, 2015 and March 31, 2016, there were no unrecognized compensation costs related to the above non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
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

On June 30, 2015, pursuant to the 2015 Plan, the Compensation Committee of the Company’s Board of Directors granted an aggregate of 690,000 restricted shares of the Company’s common stock, par value $0.001, to certain employees, officers and directors of the Company with a fair value of $3.24 per share on June 30, 2015. In accordance with the vesting schedule of the grant, the restricted shares will vest in twelve equal quarterly installments on the last day of each fiscal quarter beginning on June 30, 2015 (i.e. last vesting period: quarter ending March 31, 2018). The Company recognizes the share-based compensation expenses on graded-vesting method.

The Company recorded non-cash share-based compensation expense of $321,355 for the three months ended March 31, 2016, in respect of the restricted shares granted on June 30, 2015, of which $263,139, $37,259 and $20,957 were allocated to general and administrative expenses, research and development expenses and sales and marketing expenses and $694,819 for the six months ended March 31, 2016, in respect of the restricted shares granted on June 30, 2015, of which $568,946, $80,559 and $45,314 were allocated to general and administrative expenses, research and development expenses and sales and marketing expenses, respectively.

As of March 31, 2016, non-vested restricted shares granted on June 30, 2015 is as follows:

Non-vested shares as of September 30, 2015	575,000
Granted	-
Vested	(112,500)
ForfeitedNote	(22,500)
Non-vested shares as of March 31, 2016	440,000

Note:

During the three and six month period March 31, 2016, 22,500 restricted shares were forfeited following the resignation of Mr. Chunzhi Zhang, an independent director on January 14, 2016. Unrecognized compensation cost of $48,172 was recognized as to general and administrative expenses.

As of March 31, 2016, there was unrecognized stock-based compensation of $790,614 associated with the above restricted shares as of March 31, 2016. As of March 31, 2016, 136,666 vested shares were issued and 90,834 vested shares were to be issued. On April 13, 2016, the remaining 90,834 vested shares were issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and six months ended March 31, 2015 and 2016.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

17.	(Loss) Earnings Per Share

The following is the calculation of (loss) earnings per share:

	Three months ended March 31,		Six months ended March 31,
	2015	2016	2015	2016
(Loss) profit after tax and before discontinued operations	$(454,224)	$(1,903,158)	$16,934,369	$(4,035,831)
Income from discontinued operations, net of tax	1,521,519	-	1,521,519	-
Net profit (loss)	$1,067,295	$(1,903,158)	$18,455,888	$(4,035,831)
Weighted average shares used in basic and diluted computationNote	12,719,597	17,229,432	12,719,597	17,200,536

(Loss) earnings per share – Basic and diluted
From continuing operations	$(0.04)	$(0.11)	$1.33	$(0.23)
From discontinued operations	0.12	-	0.12	-
	$0.08	$(0.11)	$1.45	$(0.23)

Note
Including 90,834 vested restricted shares granted pursuant to the 2015 Plan not yet issued for the three and six months ended March 31, 2016, respectively.

For the three and six months ended March 31, 2015 and 2016, the outstanding 4,200 stock options were anti-dilutive and excluded from diluted earnings per share.

For the three and six months ended March 31, 2016, the outstanding 440,000 unvested restricted shares were anti-dilutive and excluded from diluted loss per share.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts and bills receivable, other receivables, receivables from and payables to former subsidiaries, trade and bills payables, other short-term loans, short-term bank loans and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

19.	Commitments and Contingencies

(i) Capital Commitments

As of September 30, 2015 and March 31, 2016, the Company had the following contracted capital commitments:

	September 30,	March 31,
	2015	2016
For construction of buildings	$1,819,977	$1,795,819
For purchases of equipment	68,718	67,777
Capital injection to Dalian BAK Power and Dalian BAK TradingNote	15,553,656	15,553,656
	$17,442,351	$17,417,252

Note

Initially, BAK Asia was required to pay the remaining capital within two years, of the date of issuance of the subsidiary’s business license according to PRC registration capital management rules. According to the revised PRC Companies Law which became effective in March 2014, the time requirement of the registered capital contribution has been abolished. As such, BAK Asia has its discretion to consider the timing of the registered capital contributions.

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

Subsequent to the entry of the First Judgment, Mr. Ruth has made efforts to have the judgment enforced in Canada. On September 19, 2014, Mr. Ruth also filed a second complaint in the United States District Court for the Western District of Texas. On November 12, 2014, a second default judgment was entered against the Company in the amount of $553,774 for the First Judgment plus an additional $7,550 in attorneys’ fees (the “Second Judgment”). The Second Judgment is inclusive of the amounts ordered in the First Judgment. BAK International thereafter agreed to indemnify the Company from any expenses, losses and damages that were incurred and will be incurred by the Company due to the lawsuit filed by Mr. Ruth.

On December 30, 2015, Mr. Ruth, China BAK Battery, Inc., BAK International Limited, Shenzhen BAK Battery Co., Ltd. and Shenzhen BAK Power Battery Co., Ltd. entered into a settlement and release agreement, pursuant to which, among others, the parties irrevocably released and forever discharged each other from and against any and all liabilities, claims, actions, cause of actions and damages, including any and all claims against the parties in the First Judgement, the Second Judgement and certain recognition action commenced by Mr. Ruth in the Supreme Court of British Columbia of Canada. On May 6, 2016, the Supreme Court of British Columbia issued a consent dismissal order upon the applications of the parties and dismissed the recognition action.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

20.	Concentrations and Credit Risk

	(a)	Concentrations

The Company had three and two customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2015 and 2016, respectively, as follows:

		Three months ended March 31,
		2015			2016
Shenzhen Dibike Electronics Technology Co., Ltd		$819,523	26.72%	$	*	*
Guangdong Pisen Electronics Co., Ltd.		810,096	26.41%		*	*
Sichuan Pisen Electronics Co., Ltd		536,857	17.50%		*	*
Shandong Tangjun Electric Co., Ltd		*	*		1,362,787	42.60%
Pingxiang Anyuan Tourist Bus Co., Ltd	$	*	*		$1,265,844	39.57%

* Comprised less than 10% of net revenue for the respective period.

The Company had three and two customers that individually comprised 10% or more of net revenue for the six months ended March 31, 2015 and 2016, respectively, as follows:

		Six months ended March 31,
		2015			2016
Guangdong Pisen Electronics Co., Ltd.		$2,189,722	35.63%	$	*	*
Sichuan Pisen Electronics Co., Ltd		1,976,898	32.17%		*	*
Shenzhen Dibike Electronics Technology Co., Ltd		819,523	13.34%		*	*
Shandong Tangjun Electric Co., Ltd		*	*		3,799,258	43.67%
Pingxiang Anyuan Tourist Bus Co., Ltd	$	*	*		$2,468,130	28.37%

The Company had two and two customers that individually comprised 10% or more of accounts receivable as of September 30, 2015 and March 31, 2016, respectively, as follows:

		September 30, 2015			March 31, 2016

Sichuan Pisen Electronics Co., Ltd.		$3,146,177	65.93%	$	*	*
Guangdong Pisen Electronics Co., Ltd		763,738	16.01%		*	*
Shandong Tangjun Electric Co., Ltd		*	*		3,296,818	47.43%
Pingxiang Anyuan Tourist Bus Co., Ltd	$	*	*		$2,708,893	38.97%

* Comprised less than 10% of accounts receivable for the respective period.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

20.	Concentrations and Credit Risk (Continued)

	(a)	Concentrations (Continued)

For the three and six months ended March 31, 2015 and 2016, the Company recorded the following transactions with the former subsidiaries as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2016	2015	2016
Purchase of inventories from
BAK Tianjin	$1,824,814	$140,400	$3,559,757	$3,185,306
Shenzhen BAK	-	11,888	-	17,231

Sales to
BAK Tianjin	58,488	27,007	58,488	368,237
Shenzhen BAK	$43,208	$215,178	$64,650	$827,517

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2015 and March 31, 2016, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended March 31, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

21.	Segment Information

The Company engages in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized rechargeable batteries for use in a wide array of applications. The Company used to manufacture five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s products were sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. After the disposal of BAK International, the Company focused on producing high-power lithium battery cells. Net revenues for the three and six months ended March 31, 2015 and 2016 were as follows:

Net revenues by product:

	Three months ended March 31,		Six months ended March 31,
	2015	2016	2015	2016
High power lithium batteries used in:
Electric vehicles	$-	$2,742,955	$-	$6,407,879
Light electric vehicles	-	53,367	-	145,091
Uninterruptable supplies	3,066,307	402,591	6,145,414	2,146,532
	$3,066,307	$3,198,913	$6,145,414	$8,699,502

Net revenues by geographic area:

	Three months ended March 31,		Six months ended March 31,
	2015	2016	2015	2016
PRC Mainland	$3,066,307	$2,771,540	$6,145,414	$8,161,667
Europe	-	251,206	-	251,206
PRC Taiwan	-	176,058		285,526
Others	-	109	-	1,103
	$3,066,307	$3,198,913	$6,145,414	$8,699,502

Substantially all of the Company’s long-lived assets are located in the PRC.

22.     Subsequent Events

On April 19, 2016, pursuant to the Company’s 2015 Equity Incentive Plan, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) granted an aggregate of 500,000 restricted shares of the Company’s common stock, par value $0.001 (the “Restricted Shares”), to certain employees, officers and directors of the Company, o f which 220,000 restricted shares were granted to the Company’s executive officers and directors. The restricted shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

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

We have received most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Such assets were acquired in exchange for a reduction in receivables from our former subsidiaries that were disposed in June 2014. We have outsourced and will continue to outsource our production to BAK Tianjin or other manufacturers until our Dalian manufacturing facility can fulfill our customers’ needs. For the three months ended March 31, 2016, Dalian BAK Power had purchased from BAK Tianjin of approximately $0.1 million.

We generated revenues of $3.1 million and $3.2 million for the three months ended March 31, 2015 and 2016, respectively. During the three months ended March 31, 2016, we recorded a net loss of $1.9 million while during the same period in fiscal year 2015 we recorded a net profit of $1.1 million, including a reversal of an impairment loss on receivables from former subsidiaries of $1.5 million. As of March 31, 2016, we had an accumulated deficit of $131.2 million and net assets of $18.0 million. We had a working capital deficiency and accumulated deficit from recurring net losses in prior years and short-term debt obligations maturing in less than one year as of March 31, 2016.

In June 2015, we received banking facilities from Bank of Dandong to provide a maximum loan amount of $12.4 million and bank acceptance and letters of credit of $6.2 million to June 2016. The banking facilities were guaranteed by Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”), Mr. Xiangqian Li (“Mr. Li”), our former CEO, and Ms. Xiaoqiu Yu, Mr Li’s wife. The facilities were also secured by our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, on June 25, 2015 we borrowed a one-year term bank loan of RMB50 million (approximately $7.7 million), bearing fixed interest at 7.84% per annum. On August 18, 2015, we borrowed a new one-year term loan of RMB30 million ($4.6 million) bearing a fixed interest at 7.84% per annum. We also borrowed a series of $0.5 million of short term loans arising from the matured letters of credit from Bank of Dandong under the credit facilities. As of March 31, 2016, we had unutilized committed banking facilities of $0.8 million. We plan to renew these loans upon maturity, and intend to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required.

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

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of our fiscal year 2016:

  Net revenues: Net revenues increased by $0.1 million, or 4.3%, to $3.2 million for the three months ended March 31, 2016, from $3.1 million for the same period in 2015.

  Gross (loss) profit: Gross loss was $99,000, representing a decrease of $0.4 million, for the three months ended March 31, 2016, from gross profit of $0.3 million for the same period in 2015.

  Operating loss: Operating loss was $1.9 million for the three months ended March 31, 2016, reflecting an increase of $1.7 million from an operating loss of $0.3 million for the same period in 2015.

  Net (loss) profit: Net loss was $1.9 million for the three months ended March 31, 2016, representing a decrease of $3.0 million from a net profit of $1.1 million for the same period in 2015.

  Fully diluted (loss) earnings per share: Fully diluted loss per share was $0.11 for the three months ended March 31, 2016, as compared to fully diluted earnings per share of $0.08 for the same period in 2015.

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

Sales and marketing expenses. Sales and marketing expenses consist primarily of remuneration for staff involved in selling and marketing efforts, including staff engaged in the packaging of goods for shipment, advertising cost, depreciation, share-based compensation, warranty and travel and entertainment expenses. We do not pay slotting fees to retail companies for displaying our products, engage in cooperative advertising programs, participate in buy-down programs or similar arrangements.

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

Income tax expenses. Our subsidiaries in the PRC are subject to income tax rate of 25%. Our Hong Kong subsidiary BAK Asia is subject to a profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in the region, the entity had not paid any such tax.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2016

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended March 31,		Change
	2015	2016	$	%
Net revenues	$3,066	$3,199	$133	4.3
Cost of revenues	(2,717)	(3,298)	(581)	21.4
Gross profit (loss)	349	(99)	(448)	(128.4)
Operating expenses:
Research and development expenses	54	360	306	566.7
Sales and marketing expenses	19	300	281	1,478.9
General and administrative expenses	538	1,171	633	117.7
Total operating expenses	611	1,831	1,220	199.7
Operating loss	(262)	(1,930)	(1,668)	636.6
Finance income (cost), net	16	(37)	(53)	(331.3)
Government grant expense	(165)	-	165	100.0
Other (expenses) income, net	(85)	7	92	(108.2)
Loss before income tax and discontinued operations	(496)	(1,960)	(1,464)	295.2
Income tax credit	42	57	15	35.7
Loss before discontinued operations, net of tax	(454)	(1,903)	(1,449)	(319.2)
Income from discontinued operations, net of tax	1,522	-	(1,522)	(100.0)
Net profit (loss)	$1,068	$(1,903)	$(2,971)	(278.2)

Net revenues. Net revenues were $3.2 million for the three months ended March 31, 2016, as compared to $3.1 million for the same period in 2015, representing an increase of $0.1 million, or 4.3%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries for the three months ended March 31, 2015 and 2016.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended March 31,
	2015	2016
Electric vehicles	$-	$2,743
Light electric vehicles	-	53
Uninterruptable power supplies	3,066	403
	$3,066	$3,199

Net revenues from sales of batteries for electric vehicles was $2.7 million in the three months ended March 31, 2016, compared to nil in the same period of 2015. We started producing batteries for electric vehicles in Dalian facilities at the end of fiscal year 2015.

Net revenues from sales of batteries for light electric vehicles was approximately $53,000 in the three months ended March 31, 2016, compared to nil in the same period of 2015.

Net revenues from sales of batteries for uninterruptable power supplies was $0.4 million in the three months ended March 31, 2016, as compared with $3.1 million in the same period in 2015, representing a decrease of $2.7 million, or 86.9%. This change resulted from a decrease of 28.7% in average selling price mainly because we sold batteries with lower capacity and accordingly lower selling price in this quarter compared with the same period last year. Also, we focused on manufacturing of batteries for electric vehicles in fiscal 2016 and therefore the quantity decreased significantly by 81.5%.

Cost of revenues. Cost of revenues increased to $3.3 million for the three months ended March 31, 2016, as compared to $2.7 million for the same period in 2015, an increase of $0.6 million, or 21.4%. Included in cost of revenues was write down of inventories, which is $96,910 and nil for the three months ended March 31, 2016 and 2015, respectively. We write down the inventory value when there is an indication that it is impaired. However, further write-downs may be necessary if market conditions continue to deteriorate.

Gross (loss) profit. Gross loss for the three months ended March 31, 2016 was $99,000, or 3.1% of net revenues as compared to a gross profit of $0.3 million, or 11.4% of net revenues, for the same period in 2015. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitable due to the operation of the newly installed machinery and newly hired production staff. As a result, we incurred a gross loss in the second quarter of fiscal 2016.

Research and development expenses. Research and development expenses increased to $0.4 million for the three months ended March 31, 2016, as compared to $54,000 for the same period in 2015, an increase of approximately $0.3 million, or 566.7%. This increase was mainly because there was no commercial operation in our Dalian site in the three months ended March 31, 2015. The research and development expenses in the three months ended March 31, 2016 were mainly comprised of $0.1 million of material and consumable expenses and $0.21 million of salary and wages including restricted shares granted to our research and development staff.

Sales and marketing expenses. Sales and marketing expenses increased to $0.3 million for the three months ended March 31, 2016, as compared to approximately $19,000 for the same period in 2015, an increase of $0.3 million, or 1,478.9%, primarily due to the provision for warranty expenses of $0.1 million according to our after sale service maintenance policy on electric vehicle battery products. We also expanded our sales team at our Dalian facilities. As of March 31, 2016, we had a sales team with 15 employees in Dalian. We incurred approximately $97,000 in travelling and promotion expenses for our promotion of overseas sales during the second quarter of fiscal 2016 while we did not have overseas sales in the same period of 2015.

General and administrative expenses. General and administrative expenses increased to $1.2 million, or 36.6% of revenues, for the three months ended March 31, 2016, as compared to $0.5 million, or 17.5% of revenues, for the same period in 2015, an increase of $0.6 million, or 117.7%. The primary reason for the increase was because we expanded our administrative and management teams after we commenced our commercial operations in Dalian. As a result, the salary and wages increased by $0.2 million and the incentive restricted shares cost allocated to the management team increased by $0.3 million as compared with the same period of fiscal year 2015.

Operating loss. As a result of the above, our operating loss totaled $1.9 million for the three months ended March 31, 2016, as compared to $0.3 million for the same period in 2015, an increase of $1.7 million, or 636.6%.

Government grant expense. Government grant expense was nil for the three months ended March 31, 2016, as compared to $0.2 million for the same period last year.

Income tax credit. Income tax credit was $57,241 for the three months ended March 31, 2016 as compared to $41,532 for the same period in 2015.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax was $1.5 million and $nil for the three months ended March 31, 2015 and 2016. Income from discontinued operations in 2015 represents an adjustment to the gain on disposal of subsidiaries from discontinued operations previously recorded in fiscal 2014. Upon disposal of BAK International and its subsidiaries (collectively the “Disposal Group”) in June 2014, the Disposal Group owed us a sum of $17.8 million. Our management evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. In fiscal 2015, we determined that $1.5 million was recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations in 2015.

Net (loss) profit. As a result of the foregoing, we had a net loss of $1.9 million for the three months ended March 31, 2016, compared to a net profit of $1.1 million for the three months ended March 31, 2015.

Comparison of Six Months Ended March 31, 2015 and 2016

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six months ended March 31,		Change
	2015	2016	$	%
Net revenues	$6,145	$8,700	$2,555	41.6
Cost of revenues	(5,389)	(8,957)	(3,568)	66.2
Gross profit (loss)	756	(257)	(1,013)	(134.0)
Operating expenses:
Research and development expenses	106	1,108	1,002	945.3
Sales and marketing expenses	38	470	432	1,136.8
General and administrative expenses	1,020	2,201	1,181	115.8
Total operating expenses	1,164	3,779	2,615	224.7
Operating loss	(408)	(4,036)	(3,628)	889.2
Finance income (cost), net	16	(35)	(51)	(318.8)
Government grant income	23,215	-	(23,215)	(100.0)
Other (expenses) income, net	(85)	50	135	158.8
Profit (loss) before income tax and discontinued operations	22,738	(4,021)	(26,759)	(117.7)
Income tax expenses	(5,804)	(15)	5,789	99.7
Profit (loss) before discontinued operations, net of tax	16,934	(4,036)	(20,970)	(123.8)
Income from discontinued operations, net of tax	1,522	-	(1,522)	(100.0)
Net profit (loss)	$18,456	$(4,036)	$(22,492)	(121.9)

Net revenues. Net revenues were $8.7 million for the six months ended March 31, 2016, as compared to $6.1 million for the same period in 2015, representing an increase of $2.6 million, or 41.6%.

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries for the six months ended March 31, 2015 and 2016.

(All amounts in thousands of U.S. dollars other than percentages)

	Six months ended March 31,
	2015	2016
Electric vehicles	$-	$6,408
Light electric vehicles	-	145
Uninterruptable power supplies	6,145	2,147
	$6,145	$8,700

Net revenues from sales of batteries for electric vehicles was $6.4 million in the six months ended March 31, 2016, compared to nil in the same period of 2015. We started producing batteries for electric vehicles in Dalian facilities at the end of fiscal year 2015.

Net revenues from sales of batteries for light electric vehicles was approximately $0.1 million in the six months ended March 31, 2016, compared to nil in the same period of 2015.

Net revenues from sales of batteries for uninterruptable power supplies was $2.1 million in the six months ended March 31, 2016, as compared with $6.1 million in the same period in 2015, representing a decrease of $4.0 million, or 65.1%. This change resulted from a decrease of 26.0% in average selling price mainly because we sold batteries with lower capacity and accordingly lower selling price in this period of fiscal 2016 compared with the same period last year. Also, as we focused on manufacturing our batteries used for electric vehicle in fiscal 2016, the quantity of uninterruptable power supplies reduced by 52.6% from prior year.

Cost of revenues. Cost of revenues increased to $9.0 million for the six months ended March 31, 2016, as compared to $5.4 million for the same period in 2015, an increase of $3.6 million, or 66.2%. Included in cost of revenues was write down of inventories, which is $239,035 and nil for the six months ended March 31, 2016 and 2015, respectively. We write down the inventory value when there is an indication that it is impaired. However, further write-downs may be necessary if market conditions continue to deteriorate.

Gross profit (loss). Gross loss for the six months ended March 31, 2016 was $0.3 million, or 3.0% of net revenues as compared to a gross profit of $0.8 million, or 12.3% of net revenues, for the same period in 2015. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitable due to the operation of the newly installed machinery and newly hired production staff. As a result, we incurred a gross loss in the first half of fiscal 2016.

Research and development expenses. Research and development expenses increased to $1.1 million for the six months ended March 31, 2016, as compared to $0.1 million for the same period in 2015, an increase of $1.0 million, or 945.3%. This increase was mainly because we have not started commercial operations in our Dalian site in the six months ended March 31, 2015. The research and development expenses in the six months ended March 31, 2016 were mainly comprised of $0.7 million of material and consumable expenses and $0.4 million of salary and wages including restricted shares granted to our research and development staff.

Sales and marketing expenses. Sales and marketing expenses increased to $0.5 million for the six months ended March 31, 2016, as compared to approximately $38,000 for the same period in 2015, an increase of $0.4 million, or 1,136.8%, primarily due to the provision for warranty expenses of $0.2 million according to our after sale service maintenance policy on electric vehicle battery products. We also incurred $0.1 million in travelling and promotion expenses for our overseas sales during the first half of fiscal 2016 while we did not have overseas sales in the same period in fiscal year 2015.

General and administrative expenses. General and administrative expenses increased to $2.2 million, or 25.3% revenues, for the six months ended March 31, 2016, as compared to $1.0 million, or 16.6% of revenues, for the same period in 2015, an increase by $1.2 million, or 115.8%. The primary reason for the increase was because we expanded our administrative and management teams after we commenced our commercial operations in Dalian. As a result, the salary and wages increased by $0.4 million and the cost of restricted shares granted to management increased by $0.6 million as compared with the same period of fiscal year 2015.

Operating loss. As a result of the above, our operating loss totaled $4.0 million for the six months ended March 31, 2016, as compared to $0.4 million for the same period in 2015, an increase of $3.6 million, or 889.2%.

Government grant income. Government grant expense was nil for the six months ended March 31, 2016, as compared to $23.2 million of government grant income for the same period last year. The government grant income in 2015 was mainly due to the recognition of the subsidy of $23.2 million from the Management Committee of Dalian Economic Zone granted to finance the projected operating loss incurred during the move and construction of our new facilities in Dalian.

Income tax expense. Income tax expense was $14,826 for the six months ended March 31, 2016 as compared to income tax expense of $5.8 million for the same period in 2015. Income tax expense for the six months ended March 31, 2015 was due to the deferred tax impact of the government subsidies recognized.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax was $1.5 million and nil for the six months ended March 31, 2015 and 2016. Income from discontinued operations in 2015 represents an adjustment to the gain on disposal of subsidiaries from discontinued operations previously recorded in fiscal 2014. Upon disposal of BAK International and its subsidiaries (collectively the “Disposal Group”) in June 2014, the Disposal Group owed us a sum of $17.8 million. Our management evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. In fiscal 2015, we determined that $1.5 million was recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations in 2015.

Net (loss) profit. As a result of the foregoing, we had a net loss of $4.0 million for the six months ended March 31, 2016, compared to a net profit of $18.5 million for the six months ended March 31, 2015.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans and bills payable under bank credit agreements and issuance of capital stock.

As of March 31, 2016, we had cash and cash equivalents of $1.6 million. Our total current assets were $19.0 million and our total current liabilities were $42.6 million, resulting in a net working capital deficiency of $23.6 million. These factors raise substantial doubts about our ability to continue as a going concern.

On June 22, 2015, our subsidiary Dalian BAK Power entered into a banking facility letter with Bank of Dandong to provide a maximum loan amount of $18.6 million (RMB120 million) to June 22, 2016. The banking facilities include $12.4 million (RMB80 million) of short term loans and a $6.2 million (RMB40 million) bank acceptance. The banking facilities were guaranteed by Shenzhen BAK, Mr. Xiangqian Li, our former Chief Executive Officer, and his wife, Ms. Xiaoqiu Yu. The facilities were also secured by Dalian BAK Power’s buildings, construction in progress, prepaid land use rights and machineries and pledged deposits. On June 25, 2015, we borrowed $7.8 million (RMB50 million) from Bank of Dandong for a period from June 25, 2015 to June 22, 2016, bearing fixed interest at 7.84% per annum. We borrowed another loan of $4.6 million (RMB30 million) with a fixed interest rate at 7.84% per annum for the period from August 18, 2015 to June 10, 2016. In September 2015, we applied to Bank of Dandong to revise the bank acceptance facilities of $6.2 million (RMB40 million) bank acceptance into a $3.1 million (RMB20 million) bank acceptance and $1.9 million (RMB12 million) letter of credit. During the first quarter of fiscal 2016, we applied to Bank of Dandong to revise the bank acceptance into $4.0 million (RMB26 million) and letter of credit of $1.3 million (RMB8.4 million). In the second quarter of fiscal 2016, we borrowed a series of short term loans totaled of $0.5 million arising from the matured letters of credit from Bank of Dandong under the credit facilities. As of March 31, 2016, we had unutilized committed banking facilities of $0.8 million. We are currently expanding our product lines and manufacturing capacity in our Dalian plant, which require more funding to finance the expansion. We plan to raise additional funds through bank borrowings and equity financing in the future to meet its daily cash demands if required. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew these loans upon maturity, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing vigorous support to the new energy facilities and vehicles. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe that with the booming future market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six Months Ended March 31,
	2015	2016
Net cash (used in) provided by operating activities	$(1,238)	$2,041
Net cash provided by (used in) investing activities	4,566	(8,139)
Net cash (used in) provided by financing activities	(3,815)	1,023
Effect of exchange rate changes on cash and cash equivalents	(10)	(93)
Net decrease in cash and cash equivalents	(497)	(5,168)
Cash and cash equivalents at the beginning of period	992	6,763
Cash and cash equivalents at the end of period	$495	$1,595

Operating Activities

Net cash provided by operating activities was $2.0 million in the six months ended March 31, 2016, as compared to net cash used in operating activities of $1.2 million in the same period in 2015. The net cash provided by operating activities in the six months ended March 31, 2016 was mainly attributable to increase in trade accounts and bills payable of $7.9 million, which were offset by our net loss of $4.0 million and increase in trade accounts receivable of $2.2 million.

Investing Activities

Net cash used in investing activities was $8.1 million for the six months ended March 31, 2016, as compared to net cash provided by investing activities of $4.6 million in the same period of 2015. The net cash used in investing activities in the six months ended March 31, 2016 was mainly comprised of the placement of $0.5 million in pledged deposits for bills payables and a net cash payment of $7.6 million to construct the Dalian facilities, including construction and purchase of equipment. The net cash provided by investing activities for the six months ended March 31, 2015 was mainly attributable to a $7.5 million government grant received and $1.4 million repayment from our former subsidiary, offset by a net cash payment of $4.2 million to construct the Dalian facilities.

Financing Activities

Net cash provided by financing activities was $1.0 million in the six months ended March 31, 2016, compared to net cash used in financing activities of $3.8 million during the same period in 2015. We obtained bank loans of $0.5 million and borrowed $0.6 million from unrelated parties during the six months ended March 31, 2016. During the same period of 2015, we repaid a total of $5.6 million short term advances to related and unrelated parties.

As of March 31, 2016, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Short term credit facilities:
Bank of Dandong	$17,751	$16,974

Capital Expenditures

We incurred capital expenditures of $7.6 million and $4.3 million in the six months ended March 31, 2016 and 2015, respectively. Our capital expenditures in the first half of fiscal 2016 were used primarily to construct our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the remainder of fiscal year 2016 will reach approximately $29.3 million. Such funds will be used to construct new plants and expand new automatic manufacturing lines in Dalian to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2016:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
			1 - 3		More than 5
	Total	Less than 1 year	years	3 - 5 years	years
Contractual Obligations
Short-term bank loans	$12,896	$12,896	$-	$-	$-
Bills payables	3,787	3,787
Advance from former subsidiaries	812	812
Advance from related parties	572	572
Advances from an unrelated third party	155	155	-	-	-
Capital injection to Dalian Power and Trading	15,554	15,554	-	-	-
Capital commitments for construction of buildings	1,796	1,796	-	-	-
Capital commitments for purchase of equipment	68	68	-	-	-
Future interest payment on short-term bank loans	221	221	-	-	-
Total	$35,861	$35,861	$-	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2016.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and ourInterim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the second quarter of our fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to the entry of the First Judgment, Mr. Ruth has made efforts to have the judgment enforced in Canada. On September 19, 2014, Mr. Ruth also filed a second complaint in the United States District Court for the Western District of Texas. On November 12, 2014, a second default judgment was entered against China BAK Battery, Inc. in the amount of $553,774 for the First Judgment plus an additional $7,550 in attorneys’ fees (the “Second Judgment”). The Second Judgment is inclusive of the amounts ordered in the First Judgment. BAK International thereafter agreed to indemnify China BAK Battery, Inc. from any expenses, losses and damages that were incurred and will incur to China BAK Battery, Inc. due to the lawsuit filed by Mr. Ruth.

On December 30, 2015, Mr. Ruth, China BAK Battery, Inc., BAK International Limited, Shenzhen BAK Battery Co., Ltd. and Shenzhen BAK Power Battery Co., Ltd. entered into a settlement and release agreement, pursuant to which, among others, the parties irrevocably released and forever discharged each other from and against any and all liabilities, claims, actions, cause of actions and damages, including any and all claims against the parties in the First Judgement, the Second Judgement and certain recognition action commenced by Mr. Ruth in the Supreme Court of British Columbia of Canada. On May 6, 2016, the Supreme Court of British Columbia issued a consent dismissal order upon the applications of the parties and dismissed the recognition action.

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

Date: May 16, 2016

CHINA BAK BATTERY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Wenwu Wang
Wenwu Wang
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.