Form 10-Q
period 2016-06-30
CHINA BAK BATTERY INC
filed 2016-08-22
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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
China, 116450
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 18, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	19,545,468

CHINA BAK BATTERY, INC.

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA BAK BATTERY, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2016

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of September 30, 2015 and June 30, 2016
(In US$)

		September 30,	June 30,
	Note	2015	2016
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$6,762,745	$3,125,448
Pledged deposits	2	1,519,601	1,459,450
Trade accounts and bills receivable, net	3	4,771,958	5,381,338
Inventories	4	3,057,575	10,965,513
Prepayments and other receivables, net	5	2,552,658	5,318,633
Receivable from former subsidiaries, net	6	686,514	70,814
Prepaid land use rights, current portion	9	176,764	168,993
Deferred tax assets, current portion	15	43,175	301

Total current assets		19,570,990	26,490,490

Property, plant and equipment, net	7	22,274,820	20,790,452
Construction in progress	8	13,039,373	27,278,764
Prepaid land use rights, non-current	9	8,455,231	7,956,764
Intangible assets, net	10	26,818	23,632
Deferred tax assets, non-current	15	-	-

Total assets		$63,367,232	$82,540,102

Liabilities
Current liabilities
Trade accounts and bills payable		$4,910,717	$15,838,044
Taxes payable		5,108,878	4,433,036
Short-term bank loans	11	12,585,740	684,675
Other short-term loans	12	184,755	7,492,928
Accrued expenses and other payables	13	11,569,981	15,645,841
Payables to a former subsidiary	6	-	3,817,817
Deferred government grants, current	14	181,510	198,320

Total current liabilities		34,541,581	48,110,661

Long-term bank loans	11	–	12,709,251
Deferred government grants, non-current	14	7,014,114	6,523,373
Deferred tax liabilities, non-current	15	142,650	81,827

Total liabilities		41,698,345	67,425,112

Commitments and contingencies	19

Shareholders' equity
Common stock $0.001 par value; 500,000,000 authorized ; 12,856,301 issued and 12,712,095 outstanding as of September 30, 2015; 17,432,200 issued and 17,287,994 outstanding as of June 30, 2016		12,856	17,432
Donated shares		14,101,689	14,101,689
Additional paid-in capital		138,036,080	139,103,068
Statutory reserves		-	1,230,511
Accumulated deficit		(125,922,270)	(133,857,253)
Accumulated other comprehensive loss		(492,858)	(1,413,847)
		25,735,497	19,181,600
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders' equity		21,668,887	15,114,990

Total liabilities and shareholder's equity		$63,367,232	$82,540,102

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive (loss) income
For the three and nine months ended June 30, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

		Three months ended June 30,		Nine months ended June 30,
	Note	2015	2016	2015	2016
Net revenues	21	$2,452,692	$1,362,295	$8,598,106	$10,061,797
Cost of revenues		(2,226,039)	(1,915,890)	(7,615,029)	(10,872,984)
Gross profit (loss)		226,653	(553,595)	983,077	(811,187)
Operating expenses:
Research and development expenses		(620,164)	(312,024)	(726,110)	(1,420,101)
Sales and marketing expenses		(41,175)	(205,654)	(79,558)	(675,196)
General and administrative expenses		(779,860)	(1,186,242)	(1,800,336)	(3,380,093)
Provision for doubtful accounts		-	(625,222)	-	(632,655)
Total operating expenses		(1,441,199)	(2,329,142)	(2,606,004)	(6,108,045)
Operating loss		(1,214,546)	(2,882,737)	(1,622,927)	(6,919,232)
Finance cost, net		(64,429)	(15,358)	(48,459)	(50,544)
Government grant (expense) income	14	(11,242)	-	23,204,113	-
Other (expenses) income, net		(11,635)	229,403	(96,676)	280,079
(Loss) profit before income tax and discontinued operations		(1,301,852)	(2,668,692)	21,436,051	(6,689,697)
Income tax credit (expenses)	15	32,851	51	(5,770,683)	(14,775)
(Loss) profit before discontinued operations, net of tax		(1,269,001)	(2,668,641)	15,665,368	(6,704,472)
Income from discontinued operations		315,061	-	1,836,580	-
Net (loss) profit		$(953,940)	$(2,668,641)	$17,501,948	$(6,704,472)
Other comprehensive income (loss)
– Foreign currency translation adjustment		15,787	(579,454)	18,022	(920,989)
Comprehensive (loss) income		$(938,153)	$(3,248,095)	$17,519,970	$(7,625,461)
(Loss) earnings per share – Basic and diluted	17
– From continuing operations		$(0.10)	$(0.15)	$1.23	$(0.39)
– From discontinued operations		0.02	-	0.14	-
		$(0.08)	$(0.15)	$1.37	$(0.39)

Weighted average number of shares of common stock:	17
– Basic		12,720,229	17,284,432	12,719,808	17,228,399
– Diluted		12,720,229	17,284,432	12,722,125	17,228,399

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the nine months ended June 30, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	income (loss)	of shares	Amount	equity
Balance as of October 1, 2014	12,763,803	$12,763	$14,101,689	$127,438,362	$-	$(141,796,196)	$(25,631)	(144,206)	$(4,066,610)	$(4,335,623)
Net profit	-	-	-	-	-	17,501,948	-	-	-	17,501,948

Share-based compensation for employee and director stock awards	-	-	-	192,429	-	-	-	-	-	192,429

Foreign currency translation adjustment	-	-	-	-	-	-	18,022	-	-	18,022

Balance as of June 30, 2015	12,763,803	$12,763	$14,101,689	$127,630,791	$-	$(124,294,248)	$(7,609)	(144,206)	$(4,066,610)	$13,376,776

Balance as of October 1, 2015	12,856,301	$12,856	$14,101,689	$138,036,080	$-	$(125,922,270)	(492,858)	(144,206)	$(4,066,610)	$21,668,887

Net loss	-	-	-	-	-	(6,704,472)	-	-	-	(6,704,472)

Transfer to statutory reserves	-	-	-	-	1,230,511	(1,230,511)	-	-	-	-
Common stock issued to new investors	4,376,731	4,377	-	(4,377)	-	-	-	-	-	-

Common stock issued to employees and directors for stock award	199,168	199	-	(199)	-	-	-	-	-	-

Share-based compensation for employee and director stock awards	-	-	-	1,071,564	-	-	-	-	-	1,071,564
Foreign currency translation adjustment	-	-	-	-	-	-	(920,989)	-	-	(920,989)

Balance as of June 30, 2016	17,432,200	$17,432	$14,101,689	$139,103,068	$1,230,511	$(133,857,253)	$(1,413,847)	(144,206)	$(4,066,610)	$15,114,990

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

China BAK Battery, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the nine months ended June 30, 2015 and 2016
(Unaudited)
(In US$)

	Nine months ended June 30,
	2015	2016
Cash flows from operating activities
Net profit (loss)	$17,501,948	$(6,704,472)
Income from discontinued operations, net of tax	(1,836,580)	-
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization, net	259,013	828,479
Provision for doubtful accounts	-	632,655
Write-down of inventories	-	355,418
Share-based compensation	192,429	1,071,564
Deferred government grants	(23,204,113)	-
Deferred tax liabilities	5,770,683	14,775
Exchange loss (gain)	(29,433)	130,126
Changes in operating assets and liabilities:
Trade accounts receivable	(4,619,132)	(1,472,143)
Inventories	(755,529)	(8,597,230)
Prepayments and other receivables, net	(1,091,475)	(2,949,580)
Trade accounts and bills payable	488,199	11,419,575
Accrued expenses and other payables	191,663	1,317,920
Taxes payable	-	(462,429)
Trade receivable from and payables to former subsidiaries	523,058	4,480,219
Net cash (used in) provided by operating activities	(6,609,269)	64,877

Cash flows from investing activities
Increase in pledged deposits	-	(6,821)
Deferred government grant	7,449,075	-
Purchases of property, plant and equipment and construction in progress	(7,070,412)	(12,215,667)
Net cash provided by (used in) continuing operations	378,663	(12,222,488)
Net cash provided by discontinued operations	1,520,782	-
Net cash provided by (used in) investing activities	1,899,445	(12,222,488)

Cash flows from financing activities
Proceeds from bank borrowings	8,070,504	13,024,446
Repayment to bank borrowings	-	(11,629,181)
Borrowings from related party	3,553,864	1,088,196
Repayment to related party	(868,817)	-
Borrowings from unrelated parties and equity investors	9,252,699	6,411,182
Repayment of borrowings from unrelated parties	(4,726,087)	(77,068)
Net cash provided by financing activities	15,282,163	8,817,575

Effect of exchange rate changes on cash and cash equivalents	(9,695)	(297,261)
Net increase (decrease) in cash and cash equivalents	10,562,644	(3,637,297)
Cash and cash equivalents at the beginning of period	991,519	6,762,745
Cash and cash equivalents at the end of period	$11,554,163	$3,125,448
Supplementary disclosure of cash flow information
Non-cash transactions:
Purchase of inventories offset against receivables from former subsidiaries	$618,389	$-
Purchase of property, plant and equipment (inclusive of VAT) offset against receivables from former subsidiaries	$4,393,535	$-
Removal expenditures offset against government grants	$1,007,399	$-
Trade accounts receivable offset against advance from a related company	$351,335	$-
Receivable from a former subsidiary offset against advance from a related company	$403,304	$-
Transfer of construction in progress to property, plant and equipment	$12,150,057	$333,272
Cash paid during the period
Income taxes	$-	$462,429
Interest, net of amounts capitalized	$-	$-

See accompanying notes to the condensed consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
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
For the three and nine months ended June 30, 2015 and 2016
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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Xiangqian Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of June 30, 2016 amounted to 73,749 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
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

As of June 30, 2016, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On December 27, 2013, Dalian BAK Power Battery Co., Ltd (“Dalian BAK Power”) was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000 (Note 19(i)). Pursuant to Dalian BAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to Dalian BAK Power on or before December 27, 2015. Up to the date of this report, the Company has contributed $20,504,004 to Dalian BAK Power through injection of a series of patents and cash of $15,504,004.

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
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

The equity interest held in BAK International and its wholly owned subsidiaries, namely Shenzhen BAK, BAK Battery (Shenzhen) Co., Ltd. (“BAK Battery”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”) (collectively the “Disposal Group”) was disposed of effective on June 30, 2014 as a result of the foreclosure by Mr. Jinghui Wang (“Mr. Wang”), an unrelated third party, after Shenzhen BAK failed to repay the loans to Mr. Wang on March 31, 2014. The financial statements of these subsidiaries were consolidated up to the date of disposal.

After the disposal of BAK International Limited and its subsidiaries effective on June 30, 2014, and as of September 30, 2015 and June 30, 2016, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian BAK Trading, a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian BAK Power, a wholly owned limited liability company established on December 27, 2013 in the PRC.

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

Pursuant to a memorandum of understanding with the buyer of the Company’s former subsidiaries dated August 20, 2014, Mr. Xiangqian Li remained as a director of BAK International, Shenzhen BAK, BAK Battery and BAK Tianjin until Shenzhen BAK’s full settlement of its bank loans of $58.6 million expiring on various dates through March 2015. Shenzhen BAK renewed the banking loans with Agricultural Bank of China of $65.0 million (RMB420 million) expiring on April 14, 2016. Shenzhen BAK repaid bank loans of $14.4 million (RMB93 million) in April 2016 and had outstanding bank loans of $50.6 million (RMB326 million) expiring on various dates through February 2017. On May 20, 2015, BAK Asia New Energy Holding Limited (formerly known as “Asia Zhi Li New Energy Holding Limited”), the shareholder of BAK International Limited agreed to indemnify Mr. Xiangqian Li from any loss as a result of the default of repayment of bank loans by Shenzhen BAK. As of the date of this report, Mr. Xiangqian Li is no longer a director of BAK International and BAK Tianjin.

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of June 30, 2016, Mr. Yunfei Li held 3,002,500 shares or 17.2% and Mr. Xiangqian Li held 760,557 shares or 4.4%, respectively.

The Company had a working capital deficiency, accumulated deficit from recurring net losses incurred in prior years and current period and short-term debt obligations as of September 30, 2015 and June 30, 2016. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
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

On June 10 and 15, 2016, the Company repaid the one-year short term loans of RMB30 million and RMB50 million, respectively, obtained under its banking facilities in June 2015. On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong to provide a maximum amount of RMB130 million (approximately $19.6 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK Battery Co., Ltd., the Company’s former subsidiary (“Shenzhen BAK”), Mr. Yunfei Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife. The facilities were also secured by part of its Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, in June 2016, the Company borrowed various three-year bank loans that totaled RMB84.5 million (approximately $12.7 million), bearing fixed interest at 7.2% per annum. The Company also borrowed a series of short term loans that totaled $0.7 million arising from the matured letters of credit from Bank of Dandong under the credit facilities.

In June 2016, the Company received further advances in the aggregate of $2.9 million from Mr. Jiping Zhou and Mr. Dawei Li. These advances were unsecured, non-interest bearing and repayable on demand. On July 8, 2018, the Company received further advances of $2.7 million from Mr Jiping Zhou. On July 28, 2016, the Company entered into a securities purchase agreements with Mr. Jiping Zhou and Mr. Dawei Li to issue and sell an aggregate of 2,206,640 shares of common stock of the Company, at $2.5 per share, for an aggregate consideration of approximately $5.52 million. On August 17, 2016, the Company issued these shares to the investors.

As of June 30, 2016, the Company had unutilized committed banking facilities of $4.6 million.

On July 5, 2016, the Company obtained new banking facilities from Bank of Dalian to provide a maximum loan amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $6.0 million) to July 2017. The banking facilities were guaranteed by Shenzhen BAK, Mr. Yunfei Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife. On July 5, 2016, the Company borrowed a one-year term bank loan of RMB10 million (approximately $1.5 million), bearing fixed interest at 6.525% per annum. The Company also borrowed a series of RMB20 million (approximately $3.0 million) of bank acceptance bills payable from Bank of Dalian.

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
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

However, there can be no assurance that the Company will be successful in obtaining further financing. The Company believes that it can continue as a going concern and return to profitability in view of the booming market demand on high power lithium in products.

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
For the three and nine months ended June 30, 2015 and 2016
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
For the three and nine months ended June 30, 2015 and 2016
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The amendments in ASU 2014-09 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of these standards on its ongoing financial reporting.

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

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

2.	Pledged Deposits

Pledged deposits as of September 30, 2015 and June 30, 2016 consisted of the following:

	September 30,	June 30,
	2015	2016
Pledged deposits with bank for:
Bills payable	$1,461,757	$1,429,210
Letters of credit	57,844	30,240
	$1,519,601	$1,459,450

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivables, net as of September 30, 2015 and June 30, 2016 consisted of the following:

	September 30,	June 30,
	2015	2016
Trade accounts receivable	$4,792,416	$5,859,816
Less: Allowance for doubtful accounts	(122,115)	(734,092)
	4,670,301	5,125,724
Bills receivable	101,657	255,614
	$4,771,958	$5,381,338

An analysis of the allowance for doubtful accounts is as follows:

	June 30,	June 30,
	2015	2016
Balance at beginning of period	$-	$122,115
Provision for the period	-	683,721
Reversal by cash for the period	-	(51,066)
Charged to condensed consolidated statements of operations and comprehensive (loss) income	-	632,655
Foreign exchange adjustment	-	(20,678)
Balance at end of period	$-	$734,092

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

4.	Inventories

Inventories as of September 30, 2015 and June 30, 2016 consisted of the following:

	September 30,	June 30,
	2015	2016
Raw materials	$712,713	$2,894,948
Work in progress	1,441,368	2,063,877
Finished goods	903,494	6,006,688
	$3,057,575	$10,965,513

During the three months ended June 30, 2015 and 2016, write-downs of obsolete inventories to lower of cost or market of nil and $116,383 respectively, were charged to cost of revenues.

During the nine months ended June 30, 2015 and 2016, write-downs of obsolete inventories to lower of cost or market of nil and $355,418 respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables, net

Prepayments and other receivables, net as of September 30, 2015 and June 30, 2016 consisted of the following:

	September 30,	June 30,
	2015	2016
Value added tax recoverable	$1,719,062	$5,064,467
Prepayments to suppliers	447,430	60,018
Deposits	154,892	9,638
Staff advances	42,718	67,572
Prepaid operating expenses	195,556	123,938
	2,559,658	5,325,633
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$2,552,658	$5,318,633

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

6.	Balances with Former Subsidiaries

Receivables from former subsidiaries as of September 30, 2015 and June 30, 2016 consisted of the following:

	September 30, 2015	June 30, 2016
Shenzhen BAK	$62,963	$-
BAK Tianjin	623,551	70,814
	$686,514	$70,814

These amounts are interest-free, unsecured and repayable on demand.

Upon disposal of the Disposal Group in June 2014, the Disposal Group owed the Company a sum of $17.8 million. Management of the Company evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations (property leasing and management of its Research and Development Centre in Shenzhen) for the year ended September 30, 2014. During the three and nine months ended June 30, 2015, the Company determined that $0.3 million and $1.8 million was recoverable, respectively. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations for the three and nine months ended June 30, 2015.

Payables to a former subsidiary as of September 30, 2015 and June 30, 2016 consisted of the following:

	September 30, 2015	June 30, 2016
Shenzhen BAK	$-	$3,817,817

7.	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2015 and June 30, 2016 consisted of the following:

	September 30,	June 30,
	2015	2016
Buildings	$18,440,000	$17,629,313
Machinery and equipment	4,020,238	4,132,736
Office equipment	37,050	78,356
Motor vehicles	147,197	140,726
	22,644,485	21,981,131
Accumulated depreciation	(369,665)	(1,190,679)
Carrying amount	$22,274,820	$20,790,452

Depreciation expense for the three and nine months ended June 30, 2015 and 2016 is included in the condensed consolidated statements of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	$2016	2015	2016
Cost of revenues	$-	216,828	$-	$634,465
Research and development expenses	99,917	15,682	99,917	45,282
Sales and marketing expenses	-	11	-	11
General and administrative expenses	7,050	66,131	20,309	178,272
	$106,967	$298,652	$120,226	$858,030

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

7.	Property, Plant and Equipment, net (continued)

The Company has not yet obtained the property ownership of the buildings in its Dalian manufacture facilities with a carrying amount of $18,318,313 and $17,135,560 as of September 30, 2015 and June 30, 2016, respectively. The management expects that they will obtain the property ownership rights in September 2016.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment of its property, plant and equipment for the three and nine months ended June 30, 2015 and 2016.

8.	Construction in Progress

Construction in progress as of September 30, 2015 and June 30, 2016 consisted of the following:

	September 30,	June 30,
	2015	2016
Construction in progress	$13,009,922	$27,034,230
Prepayment for acquisition of property, plant and equipment	29,451	244,534
Carrying amount	$13,039,373	$27,278,764

Construction in progress as of September 30, 2015 and June 30, 2016 is mainly comprised of capital expenditures for the construction of the facilities and production lines of Dalian BAK Power.

For the three months ended June 30, 2015 and 2016, the Company capitalized interest of $103,023 and $241,652, respectively, to the cost of construction in progress.

For the nine months ended June 30, 2015 and 2016, the Company capitalized interest of $294,064 and $732,082, respectively, to the cost of construction in progress.

9.	Prepaid Land Use Rights, net

Prepaid land use rights as of September 30, 2015 and June 30, 2016 consisted of the followings:

	September 30,	June 30,
	2015	2016
Prepaid land use rights	$8,838,220	$8,449,661
Accumulated amortization	(206,225)	(323,904)
	$8,631,995	$8,125,757
Less: Classified as current assets	(176,764)	(168,993)
	$8,455,231	$7,956,764

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064 at a total consideration of $8,234,000 (RMB53.1 million). Other incidental costs incurred totaled $482,000 (RMB3.1 million).

Amortization expenses of prepaid land use rights were $45,284 and $42,997 for the three months ended June 30, 2015 and 2016 and $158,688 and $129,888 for the nine months ended June 30, 2015 and 2016, respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

10.	Intangible Assets, net

Intangible assets as of September 30, 2015 and June 30, 2016 consisted of the followings:

	September 30,	June 30,
	2015	2016
Computer software at cost	$27,984	$26,753
Accumulated amortization	(1,166)	(3,121)
	$26,818	$23,632

Amortization expenses were nil and $680 for the three months ended June 30, 2015 and 2016 and nil and $2,056 for the nine months ended June 30, 2015 and 2016, respectively.

11.	Short-term and Long-term Bank Loans

Bank borrowings from Bank of Dandong as of September 30, 2015 and June 30, 2016 consisted of the followings:

	September 30,	June 30,
	2015	2016
Bank of Dandong:
Short-term bank borrowings	$12,585,740	$684,675
Long-term bank borrowings	-	12,709,251
	$12,585,740	$13,393,926

On June 10 and 15, 2016, the Company repaid the one-year short term loans of RMB30 million and RMB50 million, respectively, obtained under its banking facilities in June 2015. On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong to provide a maximum amount of RMB130 million (approximately $19.6 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. Under the banking facilities, in June 2016, the Company borrowed various three-year bank loans that totaled RMB84.5 million (approximately $12.7 million), bearing fixed interest at 7.2% per annum. The Company also borrowed a series of short term loans that totaled $0.7 million arising from the matured letters of credit from Bank of Dandong under the credit facilities.

The banking facilities were guaranteed by Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK Battery Co., Ltd., the Company’s former subsidiary (“Shenzhen BAK”), Mr. Yunfei Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife.

The facilities were also secured by the Company’s assets with the following carrying amounts:

	September 30,	June 30,
	2015	2016
Pledged deposits (note 2)	$1,519,601	$1,459,450
Prepaid land use rights (note 9)	8,631,995	8,125,757
Buildings	13,120,083	12,596,736
Machinery and equipment	3,831,790	3,263,865
Construction in progress	6,228,371	6,868,440
	$33,331,840	$32,314,248

As of June 30, 2016, the Company had unutilized committed banking facilities of $4.6 million.

During the three months ended June 30, 2015 and 2016, interest of $103,023 and $241,652, respectively, was incurred on the Company's bank borrowings.

During the nine months ended June 30, 2015 and 2016, interest of $294,064 and $732,082, respectively, was incurred on the Company's bank borrowings.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

12.	Other Short-term Loans

Other short-term loans as of September 30, 2015 and June 30, 2016 consisted of the following:

		September 30,	June 30,
	Note	2015	2016
Advance from related parties
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$6,094	$1,067,688
– Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000
		106,094	1,167,688
Advances from unrelated third party	(c)
– Mr. Mingzhe Li		-	782,108
– Mr. Wenwu Yu		-	2,683,231
– Mr. Yunfei Li (CEO of the Company since March 1, 2016)		78,661	-
		78,661	3,465,339
Advances from equity investors	(d)
– Mr. Jiping Zhou (Note 1)		-	829,967
– Mr. Dawei Li (Note 1)		-	2,029,934
		-	2,859,901

		$184,755	$7,492,928

(a)

The Company received an advance from Tianjin New Energy, a related company under the common control of Mr. Xiangqian Li, the Company’s former CEO, which was unsecured, non-interest bearing and repayable on demand. As of September 30, 2015 and June 30, 2016, the payable to Tianjin New Energy of $453,087 and $280,968, respectively, was included in trade accounts and bills payable.

(b)	Advance from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.
(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand. The Company has fully repaid the advance to Mr. Wenwu Yu in July 2016.
(d)

The Company received advances from these investors who are independent from each other. These advances were unsecured, non-interest bearing and repayable on demand. On July 8, 2016, the Company received further advance of $2,656,698 from Mr. Jiping Zhou. On July 28, 2016, the Company entered into a securities purchase agreement with Mr. Jiping Zhou and Mr. Dawei Li to issue and sell an aggregate of 2,206,640 shares of common stock of the Company at $2.5 per share, for an aggregate consideration approximately of $5.52 million. On August 17, 2016, the Company issued these shares to the investors.

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2015 and June 30, 2016 consisted of the following:

	September 30,	June 30,
	2015	2016
Construction costs payable	$8,625,828	$6,433,119
Equipment purchase payable	611,833	5,623,201
Accrued staff costs	444,249	1,231,805
Liquidated damages (note a)	1,210,119	1,210,119
Product warranty (note b)	-	223,666
Customer deposits	260,015	195,780
Other payables and accruals	417,937	728,151
	$11,569,981	$15,645,841

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

13.	Accrued Expenses and Other Payables (continued)

(a)

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of September 30, 2015 and June 30, 2016, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of September 30, 2015 and June 30, 2016, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in accrued expenses and other payables.

(b)

The Company maintains a policy of providing after sales support for certain of its new EV and LEV battery products introduced since October 1, 2015 by way of a warranty program. The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability at least annually and adjusts the amounts as necessary. The Company recognized warranty expenses amounting to approximately nil and $63,759 for the three months ended June 30, 2015 and 2016 and nil and $258,447 for the nine months ended June 30, 2015 and 2016, respectively, which are included in its sales and marketing expenses.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

14.	Deferred Government Grants

Deferred government grants as of September 30, 2015 and June 30, 2016 consist of the following:

	September 30,	June 30,
	2015	2016
Total government grants	$7,195,624	$6,721,693
Less: Current portion	(181,510)	(198,320)
Non-current portion	$7,014,114	$6,523,373

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costsand projected operating loss incurred in moving the Company’s facilities to Dalian, including the loss of sales while the new facilities were being constructed. During the three and nine months ended June 30, 2015, the Company recognized $23,204,113 as income after offset of the related removal expenditures of $1,007,399. No such income or offset was recognized in fiscal 2016.

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

The Company offset government grants of $19,901 and $72,271 for the three months ended June 30, 2015 and 2016 and $19,901 and $161,495 for the nine months ended June 30, 2015 and 2016, against depreciation expenses of the Dalian facilities, respectively.

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a) Income taxes in the condensed consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes (credit) expenses consisted of:

	Three months ended June 30,		Nine months ended June 30,
	2015	2016	2015	2016
PRC income tax:
Current	$-	$-	$-	$-
Deferred	(32,851)	(51)	5,770,683	14,775
	$(32,851)	$(51)	$5,770,683	$14,775

United States Tax
China BAK is subject to a statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three and nine months ended June 30, 2015 and 2016.

Hong Kong Tax
BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and nine months ended June 30, 2015 and 2016 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax
The Company’s subsidiaries in China are subject to Enterprise Income Tax at 25% for the three and nine months ended June 30, 2015 and 2016.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(a)	Income taxes in the condensed consolidated statements of comprehensive loss (income)(continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2016	2015	2016
(Loss) profit before income taxes	$(1,301,852)	$(2,668,692)	$21,436,051	$(6,689,697)
United States federal corporate income tax rate	35%	35%	35%	35%
Income tax (credit) expenses computed at United States statutory corporate income tax rate	(455,648)	(934,042)	7,502,618	(2,341,393)
Reconciling items:
Valuation allowance on deferred tax assets	238,141	489,723	285,153	1,326,230
Rate differential for PRC earnings	97,818	219,389	(2,194,794)	529,619
Non-deductible expenses	19,488	39,032	110,660	120,313
Share based payments	67,350	131,860	67,350	375,047
Others	-	53,987	(304)	4,959
Income tax (credit) expenses	$(32,851)	$(51)	$5,770,683	$14,775

(b)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2015 and June 30, 2016 are presented below:

	September 30,	June 30,
	2015	2016
Deferred tax assets
Trade accounts receivable	$32,979	$185,973
Inventories	54,127	86,704
Property, plant and equipment	5,976	301
Valuation allowance	(49,907)	(272,677)
Deferred tax assets, current portion	$43,175	$301

Net operating loss carried forward	12,470,938	13,571,948
Valuation allowance	(12,470,938)	(13,571,948)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current
Property, plant and equipment	$142,650	$81,827

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

As of September 30, 2015 and June 30, 2016, the Company’s U.S. entity had net operating loss carry forwards of $35,318,443, of which $102,293 was available to reduce future taxable income which will expire in various years through 2035 and $35,216,150 was available to offset capital gains recognized through 2020 and the Company’s PRC subsidiaries had net operating loss carry forwards of $437,933 and $4,841,972, respectively, which will expire in various years through 2021. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of September 30, 2015 and June 30, 2016 of approximately of $14.2 million and $8.9 million, respectively. The cumulative undistributed earnings of foreign subsidiaries were included in accumulated deficit and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

As of September 30, 2015 and June 30, 2016, the Company had no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and nine months ended June 30, 2015 and 2016, and no provision for interest and penalties is deemed necessary as of September 30, 2015 and June 30, 2016.

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
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

16.	Share-based Compensation

(i) Options

The Company grants share options to officers and employees and restricted shares of common stock to its non-employee directors and employees as rewards for their services.

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

A summary of share option plan activity for these options as of September 30, 2015 and June 30, 2016 is presented below:

Weighted
		average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	shares	per share	contractual term	value (1)
Outstanding as of October 1, 2015	4,200	$14.05	0.45 years
Exercised	-
Expired	(4,200)	(14.05)
Cancelled	-
Forfeited	-

Outstanding as of June 30, 2016	-	$-	-	$-

Exercisable as of June 30, 2016	-	$-	-	$-

As of September 30, 2015 and June 30, 2016, there were no unrecognized compensation costs related to the above non-vested share options.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
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

On June 30, 2015, pursuant to the 2015 Plan, the Compensation Committee of the Company’s Board of Directors granted an aggregate of 690,000 restricted shares of the Company’s common stock, par value $0.001, to certain employees, officers and directors of the Company with a fair value of $3.24 per share on June 30, 2015. In accordance with the vesting schedule of the grant, the restricted shares will vest in twelve equal quarterly installments on the last day of each fiscal quarter beginning on June 30, 2015 (i.e. last vesting period: quarter ending March 31, 2018). The Company recognizes the share-based compensation expenses on a graded-vesting method.

The Company recorded non-cash share-based compensation expense of $210,129 for the three months ended June 30, 2016, in respect of the restricted shares granted on June 30, 2015, of which $170,332, $25,470 and $14,327 were allocated to general and administrative expenses, research and development expenses and sales and marketing expenses and $904,948 for the nine months ended June 30, 2016, in respect of the restricted shares granted on June 30, 2015, of which $739,278, $106,029 and $59,641 were allocated to general and administrative expenses, research and development expenses and sales and marketing expenses, respectively. The Company recorded non-cash share-based compensation expense of $192,429 for the three and nine months ended June 30, 2015, in respect of the restricted shares granted on June 30, 2015, of which $157,569, $22,310 and $12,550 were allocated to general and administrative expenses, research and development expenses and sales and marketing expense, respectively.

As of June 30, 2016, non-vested restricted shares granted on June 30, 2015 is as follows:

Non-vested shares as of September 30, 2015	575,000
Granted	-
Vested	(167,500)
ForfeitedNote	(22,500)
Non-vested shares as of June 30, 2016	385,000

Note:

During the three and nine month period June 30, 2016, 22,500 restricted shares were forfeited following the resignation of Mr. Chunzhi Zhang, an independent director on January 14, 2016. Unrecognized compensation cost of $48,172 was recognized as non-cash share-based compensation expenses to general and administrative expenses for the nine month period June 30, 2016.

As of June 30, 2016, there was unrecognized stock-based compensation of $580,484 associated with the above restricted shares. As of June 30, 2016, 231,665 vested shares were issued and 50,835 vested shares were to be issued. On July 5, 2016, the remaining 50,835 vested shares were issued.

Restricted shares granted on April 19, 2016

On April 19, 2016, pursuant to the Company’s 2015 Equity Incentive Plan, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) granted an aggregate of 500,000 restricted shares of the Company’s common stock, par value $0.001 (the “Restricted Shares”), to certain employees, officers and directors of the Company, of which 220,000 restricted shares were granted to the Company’s executive officers and directors. There are three types of vesting schedules. First, if the number of restricted shares granted is below 3,000, the shares will vest annually in 2 equal installments over a two year period with the first vesting on June 30, 2017. Second, if the number of restricted shares granted is larger than or equal to 3,000 and is below 10,000, the shares will vest annually in 3 equal installments over a three year period with the first vesting on June 30, 2017. Third, if the number of restricted shares granted is above or equal to 10,000, the shares will vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016. The fair value of these restricted shares was $2.68 per share on April 19, 2016. The Company recognizes the share-based compensation expenses over the vesting period (or the requisite service period) on a graded-vesting method.

The Company recorded non-cash share-based compensation expense of $166,616 for the three and nine months ended June 30, 2016, in respect of the restricted shares granted on April 19, 2016 of which $126,295, $21,660, $10,330 and $8,331 were allocated to general and administrative expenses, research and development expenses, sales and marketing expenses and cost of revenues, respectively.

As of June 30, 2016, non-vested restricted shares granted on April 19, 2016 are as follows:

Non-vested shares as of September 30, 2015	-
Granted	500,000
Vested	-
Forfeited	-
Non-vested shares as of June 30, 2016	500,000

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and nine months ended June 30, 2015 and 2016.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

17.	(Loss) Earnings Per Share

The following is the calculation of (loss) earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2015	2016	2015	201
(Loss) profit before discontinued operations	$(1,269,001)	$(2,668,641)	$15,665,368	$(6,704,472)
Income from discontinued operations	315,061	-	1,836,580	-
Net profit (loss)	$(953,940)	$(2,668,641)	$17,501,948	$(6,704,472)

Weighted average shares used in basic computation (note)	12,720,229	17,284,432	12,719,808	17,228,399
Diluted effect of unvested restricted shares	-	-	2,317	-
Weighted average shares used in diluted computation	12,720,229	17,284,432	12,722,125	17,228,399

(Loss) earnings per share – Basic
From continuing operations	$(0.10)	$(0.15)	$1.23	$(0.39)
From discontinued operations	0.02	-	0.14	-
	$(0.08)	$(0.15)	$1.37	$(0.39)
(Loss) earnings per share – Diluted
From continuing operations	$(0.10)	$(0.15)	$1.23	$(0.39)
From discontinued operations	0.02	-	0.14	-
	$(0.08)	$(0.15)	$1.37	$(0.39)

Note

The above weighted average shares include 57,000 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and nine months ended June 30, 2015, and 50,835 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and nine months ended June 30, 2016.

For the three months ended June 30, 2015, 632,500 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

For the three and nine months ended June 30, 2016, 885,000 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

For the three and nine months ended June 30, 2015 and 2016, the outstanding 4,200 stock options were anti-dilutive and excluded from diluted (loss) earnings per share.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts and bills receivable, other receivables, receivables from and payables to former subsidiaries, trade accounts and bills payables, other short-term loans, short-term and long-term bank loans and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

19.	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2015 and June 30, 2016, the Company had the following contracted capital commitments:

	September 30,	June 30,
	2015	2016
For construction of buildings	$1,819,977	$4,645,097
For purchases of equipment	68,718	110,548
Capital injection to Dalian BAK Power and Dalian BAK TradingNote	15,553,656	15,553,656
	$17,442,351	$20,309,301

In July 2016, BAK Asia contributed further capital to Dalian BAK Power through injection of cash of $5,657,660.

Note	Initially, BAK Asia was required to pay the remaining capital within two years, of the date of issuance of the subsidiary’s business license according to PRC registration capital management rules. According to the revised PRC Companies Law which became effective in March 2014, the time requirement of the registered capital contribution has been abolished. As such, BAK Asia has its discretion to consider the timing of the registered capital contributions.

(ii)	Litigation

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,268,036 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million, which the Company already accrued for at June 30, 2016), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million).The Company believes that the plaintiff's claims for interest and compensation are without merit and intends to vigorously defend itself in this lawsuit.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

20.	Concentrations and Credit Risk

(a)	Concentrations

The Company had two and six customers that individually comprised 10% or more of net revenue for the three months ended June 30, 2015 and 2016, respectively, as follows:

		Three months ended June 30,
		2015			2016
Shenzhen Max Technology Co., Ltd	$	*	*		$238,959	17.54%
BAK Tianjin		499,290	20.36%		236,598	17.37%
Sysgration Co., Ltd		*	*		231,862	17.02%
Robotics Technology Ltd		*	*		225,754	16.57%
Sunghwa Co., Ltd.		*	*		164,931	12.11%
Emerald Battery Technology Co., Ltd.		*	*		137,305	10.08%
Sichuan Pisen Electronics Co., Ltd		$1,467,419	59.83%	$	*	*

* Comprised less than 10% of net revenue for the respective period.

The Company had two and two customers that individually comprised 10% or more of net revenue for the nine months ended June 30, 2015 and 2016, respectively, as follows:

		Nine months ended June 30,
		2015			2016
Guangdong Pisen Electronics Co., Ltd.		$2,191,904	25.49%	$	*	*
Sichuan Pisen Electronics Co., Ltd		3,444,317	40.06%		*	*
Shandong Tangjun Electric Co., Ltd		*	*		3,774,564	37.51%
Pingxiang Anyuan Tourist Bus Co., Ltd	$	*	*		$2,459,646	24.45%

* Comprised less than 10% of net revenue for the respective period.

The Company had two customers that individually comprised 10% or more of accounts receivable as of September 30, 2015 and June 30, 2016, respectively, as follows:

		September 30, 2015			June 30, 2016

Sichuan Pisen Electronics Co., Ltd.		$3,146,177	65.93%	$	*	*
Guangdong Pisen Electronics Co., Ltd		763,738	16.01%		*	*
Shandong Tangjun Electric Co., Ltd		*	*		2,264,906	42.09%
Pingxiang Anyuan Tourist Bus Co., Ltd	$	*	*		$2,038,669	37.89%

* Comprised less than 10% of accounts receivable for the respective period.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

20.	Concentrations and Credit Risk (Continued)

(a)	Concentrations (Continued)

For the three and nine months ended June 30, 2015 and 2016, the Company recorded the following transactions :

	Three months ended June 30,		Nine months ended June 30,
	2015	2016	2015	2016
Purchase of inventories from
BAK Tianjin	$3,184,578	$49,095	$6,744,335	$3,234,401
Shenzhen BAK	-	2,677,785	-	2,695,016

Sales of finished goods to
BAK Tianjin	$499,290	$236,598	$557,778	$604,835
Zhengzhou BAK Battery Co., Ltd*	17,137	-	17,137	-

Sales of raw materials to Shenzhen BAK	$18,030	$(2,844)	$82,680	$824,673

*Mr. Xiangqian Li, the former CEO, is a director of this company.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2015 and June 30, 2016, substantially all of the Company’s cash and cash equivalents and pledged deposits were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

China BAK Battery, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended June 30, 2015 and 2016
(In US$ except for number of shares)
(Unaudited)

21.	Segment Information

The Company engages in one business segment, the manufacture, commercialization and distribution of a wide variety of standard and customized rechargeable batteries for use in a wide array of applications. The Company used to manufacture five types of Li-ion rechargeable batteries: aluminum-case cell, battery pack, cylindrical cell, lithium polymer cell and high-power lithium battery cell. The Company’s products were sold to packing plants operated by third parties primarily for use in mobile phones and other electronic devices. After the disposal of BAK International, the Company focused on producing high-power lithium battery cells. Net revenues for the three and nine months ended June 30, 2015 and 2016 were as follows:

Net revenues by product:

	Three months ended June 30,		Nine months ended June 30,
	2015	2016	2015	2016
High power lithium batteries used in:
Electric vehicles	$-	$89,022	$-	$6,496,901
Light electric vehicles	-	412,112	-	557,203
Uninterruptable supplies	2,452,692	861,161	8,598,106	3,007,693
	$2,452,692	$1,362,295	$8,598,106	$10,061,797

Net revenues by geographic area:

	Three months ended June 30,		Nine months ended June 30,
	2015	2016	2015	2016
PRC Mainland	$2,452,692	$867,730	$8,598,106	$9,029,397
Europe	-	-	-	251,206
Israel	-	225,754	-	225,754
Korea	-	164,930	-	165,051
PRC Taiwan	-	102,850	-	388,376
Others	-	1,031	-	2,013
	$2,452,692	$1,362,295	$8,598,106	$10,061,797

Substantially all of the Company’s long-lived assets are located in the PRC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Part II, Item 1A, "Risk Factors" of this quarterly report and  Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

We have received most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Such assets were acquired in exchange for a reduction in receivables from our former subsidiaries that were disposed in June 2014. We have outsourced and will continue to outsource our production to BAK Tianjin or other manufacturers until our Dalian manufacturing facility can fulfill our customers’ needs. For the three months ended June 30, 2016, Dalian BAK Power had purchased from BAK Tianjin of approximately $49,095.

We generated revenues of $2.5 million and $1.4 million for the three months ended June 30, 2015 and 2016, respectively. We incurred a net loss of $1.0 million and $2.7 million for the three months ended June 30, 2015 and 2016, respectively. As of June 30, 2016, we had an accumulated deficit of $133.9 million and net assets of $15.1 million. We had a working capital deficiency and accumulated deficit from recurring net losses in prior and current years and short-term debt obligations maturing in less than one year as of June 30, 2016.

On June 10 and 14, 2016, we repaid the one-year short term loans of RMB30 million and RMB50 million, respectively, obtained under our banking facilities in June 2015. On June 14, 2016, we renewed our banking facilities from Bank of Dandong to provide a maximum amount of RMB130 million (approximately $19.6 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”), Mr. Yunfei Li, our CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li i’s wife. The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, in June 2016, we borrowed various three-year term bank loans that totaled RMB84.5 million (approximately $12.7 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of short-term loans that totaled $0.7 million arising from the matured letters of credit from Bank of Dandong under the credit facilities. In June 2016, we received further advances in the aggregate of $2.9 million from Mr. Jiping Zhou and Mr. Dawei Li. These advances were unsecured, non-interest bearing and repayable on demand. On July 8, 2018, we received further advances of $2.7 million from Mr Jiping Zhou. On July 28, 2016, we entered into a securities purchase agreements with Mr. Jiping Zhou and Mr. Dawei Li to issue and sell an aggregate of 2,206,640 shares of our common stock, at $2.5 per share, for an aggregate consideration of approximately $5.52 million. On August 17, 2016, we issued these shares to the investors.

As of June 30, 2016, we had unutilized committed banking facilities of $4.6 million.

On July 5, 2016, we obtained new banking facilities from Bank of Dalian to provide a maximum loan amount of RMB10 million (approximately $1.5 million) and bank acceptance of RMB40 million (approximately $6.0 million) to July 2017. The banking facilities were guaranteed by Shenzhen BAK, Mr. Yunfei Li, our CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife. On July 5, 2016, we borrowed a one-year term bank loan of RMB10 million (approximately $1.5 million), bearing fixed interest at 6.525% per annum. We also borrowed a series of RMB20 million (approximately $3.0 million) of bank acceptance from Bank of Dalian. We intend to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required.

In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing vigorous support to the new energy facilities and vehicles. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe with that the booming market demand on high power lithium ion products, we can continue as a going concern and return to profitability.

We typically receive orders from customers two to seven weeks in advance of production. We enter into cooperative agreements with customers, and a sales contract each time a customer places an order. Once we have delivered the products to the customer and the customer has examined and accepted the products, we provide after sales support from one year to 8 years. We confirm amounts payable with each customer on a monthly basis. The products typically must be delivered to customers within fifteen days of receipt of the sales order, and the customers typically pay 50% sales deposits within one week of placement of sales order and the remaining must be paid for the products within one month of delivery.

As of June, 30, 2016, we have signed cooperative agreements with customers to provide high-power battery products with total sales amount over RMB600 million ($90 million).

We expect the Chinese government to announce a subsidy policy to partially offset the cost to produce new energy vehicles and thereby encourage the development of new energy vehicle industry. Manufacturers of new energy vehicles are expected to receive subsidies from the central and/or local governments based on their sales value. Since the subsidy policy had not been announced by the government in the first half of calendar year 2016, our customers did not place sales orders according to the production plan of the sales agreement they entered into with us. As a result, our revenue for the three months ended June 30, 2016 was mainly generated from sales of samples to our new customers. We believe that our revenue will increase significantly as soon as the subsidy policy is announced, which is expected to be in the second half of the calendar year of 2016.

In March 2015, the Ministry of Industry and Information Technology of China (the “MIIT”) issued the Requirements of the Industry Standards for the Auto Power Storage Batteries ("Requirements"), which are applicable to auto power battery manufacturers located in China. In order to be certified as qualified manufacturers under Requirements, manufacturers are required to be examined by quality inspecting agencies appointed by Administration of Quality Inspection under Requirements after the manufacturers have obtained the following reports and certificates:

1. Environmental Acceptance Report;
2. Fire Acceptance Report;
3. New National Standard Certificate of Power Battery: GB/T 31484-2015, GB/T 31485-2015 and GB/T 31486-2015;
4. OHSAS 18001 Occupational Health and Safety Management System;
5. ISO14001 Environmental Management System; and
6. Occupational Health Report Occupational Health Report.

We have currently obtained the required reports and certificates listed under items 1 to 5 above. We expect that we will obtain the remaining certificates and reports in August 2016 and submit all application materials to the MIIT by the end of August 2016. Although we believe that we will meet all of the conditions listed under the Requirements, there is no assurance that the certification will be granted to us by the MIIT. During the transition period in 2015 and the beginning of 2016, electric automobile manufacturers were able to obtain subsidies from the governments even though their power battery suppliers were not as qualified manufacturers under the Requirements. Subsequent to that period and prior to obtaining the certification from the MIIT, we plan to cooperate with Shenzhen BAK, our former subsidiary, or other qualified companies under the Requirements, by selling our key materials to those battery manufacturers for them to manufacture, pack, test and use their own process produce and sell end products in compliance with the Requirements to electric automobile manufacturers.

During the three months ended June 30, 2016, 36.3% of our revenue was generated from the oversea markets. We also devoted more resources to manufacture high-power lithium batteries for end-product applications in light electric vehicles and uninterruptable power suppliers. During the three months ended June 30, 2016, 93.5% of our revenue was generated from our manufactured batteries used for light electric vehicles and uninterruptable power supplies.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of our fiscal year 2016:

•	Net revenues: Net revenues decreased by $1.1 million, or 44.5%, to $1.4 million for the three months ended June 30, 2016, from $2.5 million for the same period in 2015.
•	Gross (loss) profit: Gross loss was $0.6 million, representing a decrease of $0.8 million, for the three months ended June 30, 2016, from gross profit of $0.2 million for the same period in 2015.
•	Operating loss: Operating loss was $2.9 million for the three months ended June 30, 2016, reflecting an increase of $1.7 million from an operating loss of $1.2 million for the same period in 2015.
•	Net loss: Net loss was $2.7 million for the three months ended June 30, 2016, representing an increase of $1.7 million from a net loss of $1.0 million for the same period in 2015.
•	Fully diluted loss per share: Fully diluted loss per share was $0.15 for the three months ended June 30, 2016, as compared to fully diluted loss per share of $0.08 for the same period in 2015.

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

General and administrative expenses. General and administrative expenses consist primarily of employee remuneration, share-based compensation, professional fees, insurance, benefits, general office expenses, depreciation and liquidated damage charges.

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

Income tax expenses. Our subsidiaries in the PRC are subject to income tax rate of 25%. Our Hong Kong subsidiary BAK Asia is subject to a profits tax at a rate of 16.5% . However, because we did not have any assessable income derived from or arising in the region, the entity had not paid any such tax.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2016

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended June 30,		Change
	2015	2016	$	%
Net revenues	$2,453	$1,362	$(1,091)	(44.5)
Cost of revenues	(2,226)	(1,916)	310	(14.0)
Gross profit (loss)	227	(554)	(781)	(344.1)
Operating expenses:
Research and development expenses	620	312	(308)	(49.7)
Sales and marketing expenses	41	206	165	402.4
General and administrative expenses	781	1,186	405	51.9
Provision for doubtful accounts	-	625	625	100.0
Total operating expenses	1,442	2,329	887	61.5
Operating loss	(1,215)	(2,883)	(1,668)	(137.3)
Finance cost, net	(64)	(15)	49	76.6
Government grant (expense) income	(11)	-	11	100.0
Other (expenses) income, net	(12)	229	241	2,008.3
Loss before income tax and discontinued operations	(1,302)	(2,669)	(1,367)	(105.0)
Income tax credit (expenses)	33	-	(33)	(100.0)
Loss before discontinued operations, net of tax	$(1,269)	$(2,669)	$(1,400)	110.3
Income from discontinued operations	315	-	(315)	(100.0)
Net profit (loss)	$(954)	$(2,669)	$(1,715)	(179.8)

Net revenues. Net revenues were $1.4 million for the three months ended June 30, 2016, as compared to $2.5 million for the same period in 2015, representing a decrease of $1.1 million, or 44.5% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries for the three months ended June 30, 2015 and 2016.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended June 30,
	2015	2016
Electric vehicles	$-	$89
Light electric vehicles	-	412
Uninterruptable power supplies	2,453	861
	$2,453	$1,362

Net revenues from sales of batteries for electric vehicles was $0.1 million in the three months ended June 30, 2016, compared to nil in the same period of 2015. We started producing batteries for electric vehicles in Dalian facilities at the end of fiscal year 2015. Our revenue from sales of batteries for electric vehicles for the three months ended June 30, 2016 was negatively affected by the delay in the announcement of the government subsidy policy for new energy vehicles in 2016 and our application for the eligible manufacturers of MIIT as discussed above.

Net revenue from sales of batteries for light electric vehicles was approximately $0.4 million in the three months ended June 30, 2016, compared to nil in the same period of 2015.

Net revenues from sales of batteries for uninterruptable power supplies was $0.9 million in the three months ended June 30, 2016, as compared with $2.5 million in the same period in 2015, representing a decrease of $1.6 million, or 64.9% . We focused on manufacturing of batteries for electric vehicles in fiscal 2016 and therefore sales of batteries for uninterruptable power supplies decreased significantly.

Cost of revenues. Cost of revenues decreased to $1.9 million for the three months ended June 30, 2016, as compared to $2.2 million for the same period in 2015, a decrease of $0.3 million, or 14.0% . Included in cost of revenues was a write down of inventories of $0.1 million and nil for the three months ended June 30, 2016 and 2015, respectively. We write down the inventory value when there is an indication that it is impaired. However, further write-downs may be necessary if market conditions continue to deteriorate.

Gross profit (loss). Gross loss for the three months ended June 30, 2016 was $0.6 million or 40.6% of net revenues as compared to a gross profit of $0.2 million, or 9.3% of net revenues, for the same period in 2015. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitable due to the operation of the newly installed machinery and newly hired production staff. In particular, we need to maintain a high level of skilled production staff, in anticipation for the production needs following the release of the government subsidy policy of new energy vehicles in the second half of calendar year 2016. As a result, we incurred a gross loss in the third quarter of fiscal 2016.

Research and development expenses. Research and development expenses decreased to $0.3 million for the three months ended June 30, 2016, as compared to $0.6 million for the same period in 2015, a decrease of approximately $0.3 million, or 49.7% . This decrease was mainly because we had more trial production operation in our Dalian site for the three months ended June 30, 2015 before our commercial operation in July 2015. The research and development expenses in the three months ended June 30, 2016 was mainly comprised of $0.24 million of salary and wages including restricted shares granted to our research and development staff.

Sales and marketing expenses. Sales and marketing expenses increased to $0.2 million for the three months ended June 30, 2016, as compared to approximately $41,175 for the same period in 2015, an increase of $0.2 million, or 400.0%, primarily due to the provision for warranty expenses of $64,000 according to our after sale service maintenance policy on electric vehicle battery products. We also expanded our sales team at our Dalian facilities. As of June 30, 2016, we had a sales team of 14 employees in Dalian and recorded salaries and allowance, including restricted shares granted, of $81,000. We also incurred approximately $43,000 in travelling, entertainment and promotion expenses for our promotion of overseas sales during the third quarter of fiscal 2016 while we did not have overseas sales in the same period of 2015.

General and administrative expenses. General and administrative expenses increased to $1.2 million, or 87.2% of revenues, for the three months ended June 30, 2016, as compared to $0.8 million, or 31.8% of revenues, for the same period in 2015, an increase of $0.4 million, or 52.0% . The increase in general and administrative expenses was mainly because we expanded our administrative and management teams after we commenced our commercial operations in Dalian. As a result, the salary and wages, including restricted shares granted, for the three months ended June 30, 2016 increased $0.4 million compared with the same period in 2015.

Operating loss. As a result of the above, our operating loss totaled $2.9 million for the three months ended June 30, 2016, as compared to $1.2 million for the same period in 2015, an increase of $1.7 million, or 137.3% .

Income tax credit. Income tax credit was nil for the three months ended June 30, 2016 as compared to $32,851 for the same period in 2015.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax was $0.3 million and nil for the three months ended June 30, 2015 and 2016. Income from discontinued operations in 2015 represents an adjustment to the gain on disposal of subsidiaries from discontinued operations previously recorded in fiscal 2014. Upon disposal of BAK International and its subsidiaries (collectively the “Disposal Group”) in June 2014, the Disposal Group owed us a sum of $17.8 million. Our management evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. In the third quarter of fiscal 2015, we determined that a further amount of $0.3 million was recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations in 2015.

Net (loss) profit. As a result of the foregoing, we had a net loss of $2.7 million for the three months ended June 30, 2016, compared to a net loss of $1.0 million for the three months ended June 30, 2015.

Comparison of Nine Months Ended June 30, 2015 and 2016

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine months ended June 30,			Change
	2015	2016	$		%
Net revenues	$8,598	$10,062		$1,464	17.0
Cost of revenues	(7,615)	(10,873)		(3,258)	(42.8)
Gross profit (loss)	983	(811)		(1,794)	(182.5)
Operating expenses:
Research and development expenses	726	1,420		694	95.6
Sales and marketing expenses	80	675		595	743.8
General and administrative expenses	1,800	3,380		1,580	87.8
Provision for doubtful accounts	-	633		633	100.0
Total operating expenses	2,606	6,108		3,502	134.4
Operating loss	(1,623)	(6,919)		(5,296)	326.3
Finance cost, net	(48)	(50)		(2)	(4.2)
Government grant income	23,204	-		(23,204)	(100.0)
Other (expenses) income, net	(97)	280		377	388.7
Profit (loss) before income tax and discontinued operations	21,436	(6,689)		(28,125)	(131.2)
Income tax expenses	(5,771)	(15)		5,756	99.7
Profit (loss) before discontinued operations, net of tax	$15,665	$(6,704)		$(22,369)	(142.8)
Income from discontinued operations	1,837	-		(1,837)	(100.0)
Net profit (loss)	17,502	(6,704)		(24,206)	(138.3)

Net revenues. Net revenues were $10.1 million for the nine months ended June 30, 2016, as compared to $8.6 million for the same period in 2015, representing an increase of $1.5 million, or 17.0% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries for the nine months ended June 30, 2015 and 2016.

(All amounts in thousands of U.S. dollars other than percentages)

	Nine months ended June 30,
	2015	2016
Electric vehicles	$-	$6,497
Light electric vehicles	-	557
Uninterruptable power supplies	8,598	3,008
	$8,598	$10,062

Net revenues from sales of batteries for electric vehicles was $6.5 million in the nine months ended June 30, 2016, compared to nil in the same period of 2015. We started producing batteries for electric vehicles in our Dalian facilities at the end of fiscal year 2015.

Net revenues from sales of batteries for light electric vehicles was approximately $0.6 million in the nine months ended June 30, 2016, compared to nil in the same period of 2015.

Net revenues from sales of batteries for uninterruptable power supplies was $3.0 million in the nine months ended June 30, 2016, as compared with $8.6 million in the same period in 2015, representing a decrease of $5.6 million, or 65.0% . We focused on manufacturing of batteries for electric vehicles in fiscal 2016 and therefore sales of batteries for uninterruptable power supplies decreased significantly.

Cost of revenues. Cost of revenues increased to $10.9 million for the nine months ended June 30, 2016, as compared to $7.6 million for the same period in 2015, an increase of $3.3 million, or 42.8% . Included in cost of revenues was a write down of inventories, of which is $0.4 million and nil for the nine months ended June 30, 2016 and 2015, respectively. We write down the inventory value when there is an indication that it is impaired. However, further write-downs may be necessary if market conditions continue to deteriorate.

Gross (loss) profit. Gross loss for the nine months ended June 30, 2016 was $0.8 million, or 8.1% of net revenues as compared to a gross profit of $1.0 million, or 11.4% of net revenues, for the same period in 2015. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitable due to the operation of the newly installed machinery and newly hired production staff. As a result, we incurred a gross loss in the first nine months of fiscal 2016.

Research and development expenses. Research and development expenses increased to $1.4 million for the nine months ended June 30, 2016, as compared to $0.7 million for the same period in 2015, an increase of $0.7 million, or 95.6%. We began our trial production in the three months ended June 30, 2015 before our commercial operation in July 2015. The research and development expenses in the nine months ended June 30, 2016 was mainly comprised of $0.7 million of material and consumable expenses and $0.6 million of salary and wages including restricted shares granted to our research and development staff.

Sales and marketing expenses. Sales and marketing expenses increased to $0.7 million for the nine months ended June 30, 2016, as compared to approximately $0.1 million for the same period in 2015, an increase of $0.6 million, or 743.8%, primarily due to the provision for warranty expenses of $0.3 million according to our after sale service maintenance policy on electric vehicle battery products. We also incurred $0.2 million in travelling and promotion expenses for our overseas sales during the first nine months of fiscal 2016 while we did not have overseas sales in the same period in fiscal year 2015.

General and administrative expenses. General and administrative expenses increased to $3.4 million, or 33.6% of revenues, for the nine months ended June 30, 2016, as compared to $1.8 million, or 20.9% of revenues, for the same period in 2015, an increase by $1.6 million, or 87.8% . The increase in general and administrative expenses was mainly because we expanded our administrative and management teams after we commenced our commercial operations in Dalian. As a result, the salary and wages increased, including restricted shares granted, by $1.4 million as compared with the same period of fiscal year 2015.

Operating loss. As a result of the above, our operating loss totaled $6.9 million for the nine months ended June 30, 2016, as compared to $1.6 million for the same period in 2015, an increase of $5.3 million,or 326.3% .

Government grant income. Government grant income was nil for the nine months ended June 30, 2016, as compared to $23.2 million of government grant income for the same period last year. The government grant income in 2015 was mainly due to the recognition of the subsidy of $23.2 million from the Management Committee of Dalian Economic Zone granted to finance the costs and projected operating losses incurred during the move to our new facilities in Dalian.

Income tax expense. Income tax expense was $14,775 for the nine months ended June 30, 2016 as compared to income tax expense of $5.8 million for the same period in 2015. Income tax expense for the nine months ended June 30, 2015 was due to the deferred tax impact of the government subsidies recognized.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax was $1.8 million and nil for the nine months ended June 30, 2015 and 2016, respectively. Income from discontinued operations in 2015 represents an adjustment to the gain on disposal of subsidiaries from discontinued operations previously recorded in fiscal 2014. Upon disposal of BAK International and its subsidiaries (collectively the “Disposal Group”) in June 2014, the Disposal Group owed us a sum of $17.8 million. Our management evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. In fiscal 2015, we determined that $1.8 million was recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations in 2015.

Net (loss) profit. As a result of the foregoing, we had a net loss of $6.7 million for the nine months ended June 30, 2016, compared to a net profit of $17.5 million for the nine months ended June 30, 2015.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term and long-term bank loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock.

As of June 30, 2016, we had cash and cash equivalents of $3.1 million. Our total current assets were $26.5 million and our total current liabilities were $48.1 million, resulting in a net working capital deficiency of $21.6 million. These factors raise substantial doubts about our ability to continue as a going concern.

On June 10 and 14, 2016, we repaid the one-year short term loans of RMB30 million and RMB50 million, respectively, obtained under our banking facilities in June 2015. On June 14, 2016, we renewed our banking facilities from Bank of Dandong to provide a maximum amount of RMB130 million (approximately $19.6 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK, Mr. Yunfei Li, our CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li i’s wife. The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, in June 2016, we borrowed various three-year term bank loans that totaled RMB84.5 million (approximately $12.7 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of short-term loans that totaled $0.7 million arising from the matured letters of credit from Bank of Dandong under the credit facilities. In June 2016, we received further advances in the aggregate of $2.9 million from Mr. Jiping Zhou and Mr. Dawei Li. These advances were unsecured, non-interest bearing and repayable on demand. On July 8, 2018, we received further advances of $2.7 million from Mr Jiping Zhou. On July 28, 2016, we entered into a securities purchase agreements with Mr. Jiping Zhou and Mr. Dawei Li to issue and sell an aggregate of 2,206,640 shares of our common stock, at $2.5 per share, for an aggregate consideration of approximately $5.52 million. On August 17, 2016, we issued these shares to the investors.

As of June 30, 2016, we had unutilized committed banking facilities of $4.6 million.

On July 5, 2016, our subsidiary Dalian BAK Power entered into a banking facility letter with Bank of Dalian to provide a maximum loan amount of RMB10 million (approximately $1.5 million) and bank acceptance of RMB40 million (approximately $6.0 million) to July 2017. The banking facilities were guaranteed by Shenzhen BAK, Mr. Yunfei Li, our CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife. On July 5, 2016 we borrowed a one-year term bank loan of RMB10 million (approximately $1.5 million), bearing fixed interest at 6.525% per annum. We also borrowed a series of RMB20 million (approximately $3.0 million) of bank acceptances from Bank of Dalian.

We are currently expanding our product lines and manufacturing capacity in our Dalian plant, which require more funding to finance the expansion. We plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands if required. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Moreover, we plan to renew these loans upon maturity, if required. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We have no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine Months Ended June 30,
	2015	2016
Net cash (used in) provided by operating activities	$(6,609)	$65
Net cash provided by (used in) investing activities	1,899	(12,223)
Net cash provided by financing activities	15,282	8,817
Effect of exchange rate changes on cash and cash equivalents	(10)	(297)
Net increase (decrease) in cash and cash equivalents	10,562	(3,638)
Cash and cash equivalents at the beginning of period	992	6,763
Cash and cash equivalents at the end of period	$11,554	$3,125

Operating Activities

Net cash provided by operating activities was $64,877 in the nine months ended June 30, 2016, as compared to net cash used in operating activities of $6.6 million in the same period in 2015. The net cash provided by operating activities in the nine months ended June 30, 2016 was mainly attributable to an increase in trade accounts and bills payable of $11.4 million and payables from our former subsidiaries of $4.5 million, which were offset by our net loss of $6.5 million and increase in inventories of $8.6 million.

Investing Activities

Net cash used in investing activities was $12.2 million for the nine months ended June 30, 2016, as compared to net cash provided by investing activities of $1.9 million in the same period of 2015. The net cash used in investing activities in the nine months ended June 30, 2016 was mainly comprised of the net cash payments of $12.2 million to construct the Dalian facilities, including construction and purchase of equipment. The net cash provided by investing activities for the nine months ended June 30, 2015 was mainly attributable to a $7.4 million government grant received and $1.5 million repayment from our former subsidiary, offset by a net cash payment of $7.1 million to construct the Dalian facilities.

Financing Activities

Net cash provided by financing activities was $8.8 million in the nine months ended June 30, 2016, compared to net cash provided by financing activities of $15.3 million during the same period in 2015. We obtained bank loans of $13.0 million and borrowed $7.5 million from related and unrelated parties during the nine months ended June 30, 2016, offset by repayment of short term bank borrowings of $11.6 million. In the nine months ended June 30, 2015, we received $8.1 million of short term bank loans and $12.8 million other short term loans from related and unrelated parties, offset by repayments of $5.6 million to related and unrelated parties.

As of June 30, 2016, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Short term and long term credit facilities:
Bank of Dandong	$19.6	$15.0

Capital Expenditures

We incurred capital expenditures of $12.2 million and $7.1 million in the nine months ended June 30, 2016 and 2015, respectively. Our capital expenditures in the first nine months of fiscal 2016 were used primarily to construct our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the remainder of fiscal year 2016 and fiscal year of 2017 will reach approximately $7.5 million and $17.2 million, respectively. Such funds will be used to construct new plants and expand new automatic manufacturing lines in Dalian to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2016:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than	1 - 3		More than
	Total	1 year	years	3 - 5 years	5years
Contractual Obligations
Bank loans	$13,394	$685	$12,709	$-	$-
Bills payable	3,091	3,091	-	-	-
Payables to a former subsidiary	3,818	3,818	-	-	-
Advances from related parties	1,168	1,168	-	-	-
Advances from an unrelated third parties	3,465	3,465	-	-	-
Advances from equity investors	2,860	2,860	-	-	-
Capital injection to Dalian Power and Trading	15,554	15,554	-	-	-
Capital commitments for construction of buildings	4,645	4,645	-	-	-
Capital commitments for purchase of equipment	111	111	-	-	-
Future interest payment on bank loans	2,742	920	1,822	-	-
Total	$50,848	$36,317	$14,531	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2016.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the third quarter of our fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,268,036 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million, which we already accrued for at June 30, 2016), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). We believe that the plaintiff's claims for interest and compensation are without merit and intends to vigorously defend itself in this lawsuit.

ITEM 1A.	RISK FACTORS.

Saved as below disclosed, there are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

If we fail to be certified as a manufacturer meeting the Requirements of the Industry Standards for the Auto Power Storage Batteries by the Ministry of Industry and Information Technology of China (MIIT), our financial position may be materially adversely affected.

In March 2015, the MIIT published the Requirements of the Industry Standards for the Auto Power Storage Batteries, pursuant to which manufactures of auto power storage batteries may apply for certification under the Requirements. Manufactures of new energy automobiles are more willing to order storage batteries from manufactures who have been certified by the MIIT for meeting the Requirements due to various reasons including government subsidies. To date, the MIIT has certified 57 auto power storage manufactures that meet the Requirements. While we are currently in the process of applying for certification under the Requirements and we believe we will be certified by no later than early 2017, there is no assurance that such certification will be issued to us in a timely manner. Any delay in obtaining or failure to obtain the certification could materially adversely affect our ability to generate revenue from selling our products to automobile manufactures in China, which likely would result in significant harm to our financial position and adversely impact our stock price.

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

Date: August 22, 2016

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