Form 10-K
period 2016-09-30
CHINA BAK BATTERY INC
filed 2017-01-13
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2016

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
Dalian, China, 116450
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [   ]        No [X]

As of March 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on The NASDAQ Global Market) was approximately $25.8 million.  Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 19,600,469 shares of the registrant’s common stock outstanding as of January 9, 2017.

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

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	our ability to continue as a going concern;
•	our ability to remain listed on a national securities exchange;
•	our ability to timely complete the construction of our Dalian facilities and commence its full commercial operations;
•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
•	our future business development, results of operations and financial condition;
•	our ability to fund our operations and manage our substantial short-term indebtedness;
•	our ability to maintain or increase our market share in the competitive markets in which we do business;
•	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;
•	our ability to diversify our product offerings and capture new market opportunities;
•	our ability to obtain original equipment manufacturer, or OEM, qualifications from brand names;
•	our ability to source our needs for skilled labor, machinery and raw materials economically;
•	uncertainties with respect to the PRC legal and regulatory environment;
•	other risks identified in this report and in our other reports filed with the SEC, including those identified in “Item 1A. Risk Factors” below.

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

We have received most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Such assets were acquired in exchange for a reduction in receivables from our former subsidiaries that were disposed in June 2014. We have outsourced and will continue to outsource our production to other manufacturers until our Dalian manufacturing facility can fulfill our customers’ needs. For the fiscal year ended September 30, 2016, Dalian BAK Power purchased batteries of approximately of $2.7 million from BAK Tianjin.

We generated revenues of $10.4 million and $13.9 million for the fiscal years ended September 30, 2016 and 2015, respectively. We had a net loss of $12.7 million in 2016 and a net profit of $15.9 million in 2015. As of September 30, 2016, we had an accumulated deficit of $139.8 million and net assets of $15.1 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of September 30, 2016.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $19.5 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, from June to September 2016, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $19.0 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.6 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills.

On July 6, 2016, we obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $6.0 million) to July 2017. The banking facilities were guaranteed by Mr. Li, our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 we borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. We also borrowed revolving bank acceptance totaled $6.0 million, and bank deposit of 50% was required to secure against these bank acceptance bills.

In June 2016, we received advances in the aggregate of $2.9 million from Mr. Jiping Zhou and Mr. Dawei Li. These advances were unsecured, non-interest bearing and repayable on demand. On July 8, 2016, we received further advances of $2.6 million from Mr. Jiping Zhou. On July 28, 2016, to convert these advances into equity interests in our Company, we entered into securities purchase agreements with Mr. Jiping Zhou and Mr. Dawei Li to issue and sell an aggregate of 2,206,640 shares of our common stock, at $2.5 per share, for an aggregate consideration of approximately $5.52 million. On August 17, 2016, we issued these shares to the investors.

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

To promote the development of new energy electric vehicles, in April 2015, the central government of China issued Notice of Financial Support Policies for the Promotion of New Energy Vehicles in 2016-2020, which regulated favorable government subsidies for the new energy electric vehicles for years from 2016 to 2020. It led to the explosive growth in the production and selling of new electric vehicles in 2015. However, in January 2016, as it was reported that there were widespread frauds involved in obtaining government subsidies, the central government launched investigations among the electric vehicles industry. Before the completion of the investigation, the subsidies for 2015 were ceased to be granted to the manufacturers of electric vehicles, and it was said that the subsidies policy for 2016 to 2020 would be revised accordingly. Due to the continued investigation and unclear government policies, almost all the new energy electric vehicle manufacturers suspended or decreased the production and selling of electric vehicles in 2016. Accordingly, the production and selling of power batteries for use in electric vehicles dramatically decreased in 2016. In November 2016 the central government announced the result of investigation, including the list of manufacturers of electric vehicles who committed alleged frauds and the related penalties. On December 29, 2016, the Ministry of Finance of China finally issued the revised subsidy policy named Notice of Revision to Financial Support Policies for the Promotion of New Energy Vehicles in 2016-2020, which revised the subsidies standard to be based on cost and technology of the power batteries, and set up the maximum amount of the subsidies from the central and local governments. The revised subsidy policy also raised the standard and threshold for the quality of electric vehicles and power batteries, confirmed the responsibility of the manufacturers of electric vehicles, and strengthened the penalty system.

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
3. New National Standard Certificate of Power Battery: GB/T 31484-2015, GB/T 31485-2015 and GB/T 31486-2015;
4. OHSAS 18001 Occupational Health and Safety Management System;
5. ISO14001 Environmental Management System; and
6. Occupational Health Report Occupational Health Report.

We have obtained all the above listed required reports and certificates. While we believe that we meet all of the conditions listed under the Requirements, there is no assurance that the certification will be granted to us by the MIIT. During the transition period in 2015 and the beginning of 2016, electric automobile manufacturers were able to obtain subsidies from the governments even though their power battery suppliers were not as qualified manufacturers under the Requirements. Subsequent to that period and prior to obtaining the certification from the MIIT, we have been cooperating with Shenzhen BAK, our former subsidiary, or other qualified companies under the Requirements, by selling our key materials to those battery manufacturers for them to manufacture, pack, test and use their own process produce and sell end products in compliance with the Requirements to electric automobile manufacturers. From September 2016, the MIIT ceased to certify auto power battery manufacturers under the Requirements. Also it is reported that the compliance with Requirements will not be deemed as a precondition for qualified manufacturers of power batteries for use in electric vehicles. In the newly issued Notice of Revision to Financial Support Policies for the Promotion of New Energy Vehicles in 2016-2020, compliance with the Requirements was not listed as a precondition for qualified manufacturers of power batteries to be used in electric vehicles to obtain government subsidies.

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

Almost all of our business operations are conducted primarily through our Chinese subsidiaries. The chart below presents our current corporate structure:

Our Products

The use of new materials have enabled the configuration of high-power lithium battery cells to contain much higher energy density and higher voltage and have a longer life cycle and shorter charge time than other types of lithium-based batteries. These special attributes, coupled with intrinsic safety features, are suitable for batteries used for high-power applications, such as electric cars, electric bicycles, electric tools, energy storage and uninterruptible power supply, or UPS.

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

The year 2014 was seen as the first real year for the development of China's new energy vehicle industry by many industry insiders. After explosive growth in 2015, the production and sales of new energy vehicles continued to grow tremendously in 2016. According to China Association of Automobile Manufacturers, from January to October 2016, the production of new energy vehicles in China reached 355,000 units - up 77.9 percent year-on-year; and sales in China reached 337,000 units - up 82.2 percent year-on-year. As the core mechanism for new energy vehicles, the power battery industry has also recently welcomed an unprecedented growth. According to the Development Program for the Energy Efficient and New Energy Vehicle Industry 2012-2020 designed by the State Council of the PRC, some major objectives are: to enthusiastically advance innovation in power battery technologies; scientifically plan the industrial layout; focus on developing power battery industry clusters; and actively promote the mass production of power batteries. With the recent introduction of a number of supporting policies, the production of power batteries for vehicles has grown remarkably.

Light Electric Vehicles

Light electric vehicles include bicycles, scooters, and motorcycles, with rechargeable electric motors. Due to their relatively small size and light design, approximately 10-150 high-power lithium cells can be used to power light electric vehicles. The electric bicycle market in China is huge. According to MIIT, from January to September 2016, the production of electric bicycles in China was 22.6 million units, up 4.6% year-on-year.

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

Revenue by Products

Before June 30, 2014, we derived our revenues from BAK International and its subsidiaries which produced prismatic cells, cylindrical cells, lithium polymer cells and high-power lithium batteries. Since July 1, 2014, our revenue has been mainly from Dalian BAK Power for sale of batteries manufactured by BAK Tianjin under outsourcing arrangements. Starting from October 2015, we generated revenues from high-power lithium battery cells manufactured by Dalian BAK Power as well as batteries outsourced from BAK Tianjin and other manufacturers. The following table sets forth the breakdown of our net revenues by product types:

	Year Ended September 30,
	2015		2016
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
High-power lithium batteries used in:
Electric vehicles	$-	-	$6,488	62.57
Light electric vehicles	-	-	553	5.33
Uninterruptable supplies	13,904	100.00	3,328	32.10
Total	$13,904	100.00	$10,369	100.00

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

For the fiscal year ended September 30, 2016, our key raw material suppliers were as follows:

Materials	Main Suppliers
NCM	Shenzhen Tianjiao Technology, Co., Ltd.
Cathode materials	Huzhou Chuangya Power Battery Material Co., Ltd
Anode materials	Chang’s Ascending Enterprise Co., Ltd.
BMS	Shenzhen Klclear Technology Co., Ltd.
Solvent NMP	MYJ Chemical Co., Ltd.
Electrolyte	Dongguan Shanshan Battery Material Co., Ltd
Aluminum foil	Shanghai Huxin Aluminum Foil Products Co., Ltd
Cases and caps	Changzhou Wujinzhongrui Electric Co., Ltd
Copper sheet	Dalian Desen Metal Products Co.,Ltd
Copper foil	Lingbao Wason Copper Foil Co., Ltd
NCM	Shenzhen Tianjiao Technology, Co., Ltd.
Cathode materials	Huzhou Chuangya Power Battery Material Co., Ltd

We source our manufacturing equipment both locally and from overseas, based on consideration of their cost and function. Our key equipment as of September 30, 2016 was purchased from the following suppliers:

Instruments	Main Suppliers
Winder	Kaido Manufacturing Co., Ltd.
Charge and Discharge Equipment	Zhejiang Hangke Technologies Co., Ltd
Electrode Preparing Machine	Zhuhai Higrand Electronic Technology Inc.
Laser welding machine	United Winners Laser Co., Ltd.
Infusing Machine	Kinlo Technology & System (Shenzhen) Co. Ltd.
Coating Machine	Shenzhen Haoneng Technology Co., Ltd.
Automatic Line Machine	Shenzhen Zhongji Automation Co., Ltd.
Vacuum Oven	Wujiang Jiangling Equipment Co., Ltd
Dehumidifier	Hangzhou Dry Air Treatment Equipment Co., Ltd.

Intellectual Property

On August 25, 2014, we entered into an intellectual property rights use agreement with Shenzhen BAK, pursuant to which we are authorized to use Shenzhen BAK’s registered logo, trademarks and patents obtained as of June 30, 2014 for a period of 5 years for free from June 30, 2014. As of June 30, 2014, Shenzhen BAK had registered 80 trademarks in the PRC, including BAK in both English and in Chinese characters as well as its logo, and had registered 49 trademarks in the United States, European Union, Korea, Russia, Taiwan, India, Canada and Hong Kong. As of June 30, 2014, Shenzhen BAK had registered 522 patents in the PRC and other countries relating to battery cell materials, design and manufacturing processes. We have registered the following Internet and WAP domain name: www.cbak.com.cn.

As of September 30, 2016, Dalian BAK Power has 20 patents including 18 utility model patents and 2 patents for invention in the PRC. 17 of these patents were acquired by BAK Asia, from an unrelated third party at RMB1 and were contributed as paid up capital of Dalian BAK Power.

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

Customers

We have many well-known customers, including electric vehicle manufacturers, such as Pingxiang Anyuan Tourist Bus Co., Ltd., Ltd, Shandong Tangjun Electric Co., Ltd, Chery Automobile Co. Ltd., FAW Bus and Coach Co., Ltd., Dongfeng Special Automobile Co., Ltd., Dongfeng Xiangyang Touring Car Co., Ltd.; and electric bicycle manufacturers, such as Taiwan Taibag Co., Ltd, Tianjin FSD Bicycles Co., Ltd, , Shenzhen Xidesheng Bicycle Co., Ltd., and Gamma Bicycle Co., Ltd, and battery pack manufacturers, such as Guangdong Pisen Electronics Co., Ltd., Sichuan Pisen Electric Co., Ltd, Shenzhen Max Technology Co., Ltd, Dongguan Large Electronics Co., Ltd, and manufacturers in UPS and other applications, such as Yangzhou Fengwei New Energy Technology Co., Ltd., Emerald Battery Technologies Co., Ltd., Robotics Technology Ltd. We believe that we will continue to increase our revenue and market share as we gradually increase our high-power batteries production as the demand for these batteries has been increasing.

Geography of Sales

Before June 30, 2014, we sold our products domestically and internationally. Thereafter, we sell high-power lithium battery primarily to customers in China. The following table sets forth certain information relating to our total revenues by location of our customers for the last two fiscal years.

	Year Ended September 30,
	2015		2016
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Mainland China	$13,904	100.00	$9,017	86.96
Europe	-	-	457	4.41
PRC Taiwan	-	-	413	3.98
Korea	-	-	258	2.49
Israel	-	-	224	2.16
Total	$13,904	100.00	$10,369	100.00

Competition

We face intense competition from high-power lithium battery makers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors for the EV market and LEV market as of September 30, 2016:

Product Type	Competitors
EV battery	Japan:	Panasonic Corporation
	Korea:	Samsung Electronics Co., Ltd. LG Chemical
	China:	Tianjin Lishen Battery Joint-stock Co., Ltd Contemporary Amperex Technology Co., Limited BYD Co. Ltd Hefei Guoxuan Hi-Tech Power Energy Co., Ltd Amperex Technology Limited
LEV battery	China:	Tianneng Power International Limited Chaowei Power Holdings Limited Phylion Battery Co., Ltd

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

During the fiscal years ended September 30, 2015 and 2016, our expenditures for research and development activities were $1.0 million and $1.9 million, respectively, or 7.2% and 18.1% of net revenues, respectively.

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

Employees

We had a total of approximately 631 employees as of September 30, 2016. The following table sets forth the number of our employees by function.

Function	Number
Production	357
Research and development	93
Sales and marketing	14
General and administrative	167
Total	631

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

We are currently constructing our Dalian facility and we have relocated most of the operating assets, including machinery and equipment, as well as the customers, employees, patents and technologies from BAK Tianjin to the Dalian facility. We have completed the construction of two plants of the Dalian facility and their commercial operation began in July 2015. We are currently constructing two more plants and have completed their civil work and the product lines are expected to be completed by June 2017, but we cannot give assurance that the construction will be completed as scheduled or, without cost overrun. Even if the construction is completed on a timely basis, we cannot give assurance that the full commercial operation can begin as we expected. In addition, we may not be able to attract a sufficient number of skilled workers to meet the needs of the new facility. If we experience delays in construction or commencement of the full commercial operations, increased costs or lack of skilled labor, or other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted. Operating results could also be unfavorably impacted by start-up costs until production at the new facility reaches planned levels.

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements included in this report which states that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring losses and short-term debt obligations as of September 30, 2016. These conditions raise substantial doubt about our ability to continue as a going concern. As disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Development” and Note 1 to the consolidated financial statements, our Dalian manufacturing facilities began partial commercial operations in July 2015 which focus on production and sale of the new energy high power batteries for use in electric vehicles, light electric vehicles and other high power applications. In June and July 2016, we obtained advances with an aggregate amount of $5.5 million from potential investors and converted these loans to common stock in August 2016. On June 14, 2016, we renewed our banking facilities from Bank of Dandong to provide loans and bank acceptances up to a total amount of $19.5 million with a term expiring on June 12, 2019. On July 6, 2016, we obtained banking facilities from Bank of Dalian to provide loans and bank acceptances up to a total amount of $7.5 million with a term expiring in July 2017. As of September 30, 2016, we had unutilized committed banking facilities of $0.2 million. We plan to renew our bank borrowings upon maturity and raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands. However, there can be no assurance that we will be successful in obtaining the financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We rely on a few battery suppliers to fulfill our customers’ orders. If we fail to effectively manage our relationships with, or lose the services of these suppliers and we cannot substitute suitable alternative suppliers, our operations would be materially adversely affected.

Before the production at our Dalian facility can completely fulfill our customers’ orders, we expect to continue to generate part of our revenues by outsourcing our customers’ orders to BAK Tianjin and a few other suppliers. If our business relationship with BAK Tianjin and other suppliers changes negatively or their financial condition deteriorates, or their operating environment changes, our business may be harmed in many ways. BAK Tianjin and other suppliers may unilaterally terminate battery supply to us or increase the prices. As a result, we are not assured of an uninterrupted supply of high power lithium batteries of acceptable quality or at acceptable prices from BAK Tianjin and other suppliers. We may not be able to substitute suitable alternative contract manufacturers in a timely manner on commercially acceptable term or at all. We may be forced to default on the agreements with our customers. This may negatively impact our revenues and adversely affect our reputation and relationships with our customers, causing a material adverse effect on our financial condition, results of operations and prospects.

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

We had capital expenditures of approximately $12.9 million and $5.9 million in fiscal years 2015 and 2016, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

We have not purchased product liability insurance to provide against any claims against us based on our product quality. We expect that we will purchase product liability insurance in fiscal year 2017. If we fail to purchase product liability insurance, defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share, and any of our products are found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. As the insurance policy imposes a ceiling for maximum coverage and high deductibles, we may not be able to obtain from the insurance policy a sufficient amount to compensate our customers for damages they suffered attributable to the quality of the products. Moreover, the insurance policy also excludes certain types of claims from its coverage, and if any of our customers’ claims against us falls into those exclusions, we would not receive any amount from the insurance policy at all. In either case, we may still be required to incur substantial amounts to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect the results of our operations and severely damage our reputation.

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

Our operating results could be adversely affected by increases in the cost of raw materials, particularly LiFePO4 and Ni, Co, Mn, the primary cost component of our battery products, or other product parts or components. Our average purchase price of LiFePO4 and Ni, Co, Mn were $10.1 per kilogram and $12.2 per kilogram during the years ended September 30, 2015 and 2016, respectively. The price of LiFePO4 and Ni, Co, Mn is not stable as most output of cobalt is conducted in unstable or developing countries such as the Democratic Republic of the Congo, and we cannot predict the price trend. If the price increases, it will negatively impact our financial results in years ahead. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements.

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

The market for batteries used in electric vehicles and light electric vehicles is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in declines in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from manufacturers of traditional rechargeable batteries, such as lead-acid batteries other manufacturers of lithium-ion batteries, as well as from companies engaged in the development of batteries incorporating new technologies. Other manufacturers of high-power lithium batteries currently include Panasonic Corporation, Samsung Electronics Co., Ltd., BYD Co. Ltd., Tianjin Lishen Battery Joint Stock Co., Ltd., Amperex Technology Limited, BYD Co. Ltd, Hefei Guoxuan Hi-Tech Power Energy Co., Ltd and Chaowei Power Holdings Limited.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 83.8% and 78.9% of our revenues for the years ended September 30, 2015 and 2016, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

For the years ended September 30, 2015 and 2016, we derived nil and 13.0%, respectively, of our sales from outside the PRC mainland. We still deem overseas market as an important revenue source for us, and have been actively exploring overseas customers. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer, President Mr. Yunfei Li, our Interim Chief Financial Officer, Mr. Wenwu Wang, and our Interim Chief Technology Officer, Dr. Jian Lin. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and the Company, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside, in light of the uncertainties with China’s legal system.

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

We lack intellectual property rights for the business we operate. As of September 30, 2016, Dalian BAK Power only owns 20 patents including 18 utility model patents and 2 patents for invention in the PRC. During fiscal year 2016, Dalian BAK Power obtained 3 patents. On August 25, 2014, we entered into an intellectual property rights use agreement with Shenzhen BAK under which we are authorized to use Shenzhen BAK’s registered logo, trademarks and patents for a period of 5 years for free from June 30, 2014. As of June 30, 2014, Shenzhen BAK owned 462 registered patents in PRC and 60 registered patents in other countries, 80 registered trademarks in PRC and 49 registered trademarks in the United States, European Union, Korea, Russia, Taiwan, Canada, India and Hong Kong that cover various categories of goods and services. We cannot provide assurance that we will continue to get authorization from Shenzhen BAK to use its intellectual property rights when the current intellectual property rights use agreement with Shenzhen BAK expires, nor can we make assurance that we can get the authorization at a favorable price, which could harm our business and competitive position.

We do not hold the property ownership rights for facilities located in the PRC. Our manufacturing activities could be adversely affected if we lose the facilities that we do not have property ownership rights.

We have obtained land use rights for our Dalian manufacture facilities, but have not yet obtained the property ownership of the Dalian manufacture facilities including its plants, office building, warehouse, and related supporting facilities. We expect that we will obtain the property ownership rights by March 2017. If we lose our Dalian facility due to the lack of the property ownership, our manufacturing activities will be adversely impacted.

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

To the extent we ship our products outside of the PRC, or to the extent our products are used in products sold outside of the PRC, they may be affected by the following: The transportation of non-rechargeable and rechargeable lithium batteries is regulated by the International Civil Aviation Organization, or ICAO, and corresponding International Air Transport Association, or IATA, Pipeline & Hazardous Materials Safety Administration, or PHMSA, Dangerous Goods Regulations and the International Maritime Dangerous Goods Code, or IMDG, and in the PRC by General Administration of Civil Aviation of China and Maritime Safety Administration of People’s Republic of China. These regulations are based on the United Nations, or UN, Recommendations on the Transport of Dangerous Goods Model Regulations and the UN Manual of Tests and Criteria. We currently ship our products pursuant to ICAO, IATA and PHMSA hazardous goods regulations. New regulations that pertain to all lithium battery manufacturers went into effect in 2003, 2004, and 2009, 2010 and 2013. The regulations require companies to meet certain testing, packaging, labeling and shipping specifications for safety reasons. We comply with all current PRC and international regulations for the shipment of our products, and will comply with any new regulations that are imposed. We have established our own testing facilities to ensure that we comply with these regulations. If we were unable to comply with the new regulations, however, or if regulations are introduced that limit our ability to transport our products to customers in a cost-effective manner, this could have a material adverse effect on our business, financial condition and results of operations.

We do not have sufficient insurance coverage against damages or losses of our Dalian facilities.

We currently have insurance for our pledged machinery and equipment and completed constructions of buildings located at our Dalian facilities. We do not have insurance for our constructions in progress of buildings. We expect we will purchase related insurance for the buildings when we obtain the property ownership certificate after the construction is completed. If we were to suffer any losses or damages to any of the facilities before the purchase of insurance, our business, financial condition and results of operations would be materially and adversely affected.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weakness in our internal control over financial reporting: we did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements, and there was insufficient accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America, or U.S. GAAP, commensurate with our financial reporting requirements. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness. In September 2016, we implemented training on internal control and enterprise risk management. In November 2016, we implemented training on U.S. GAAP accounting guidelines. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

We may be adversely affected by the outcome of litigation against us in China.

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,263,722 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million, which we already accrued for at June 30, 2016), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court froze Dalian BAK’s bank deposits totaling $1,263,722 (RMB 8,430,792) for a period of one year. Although we believe that the plaintiff's claims for interest and compensation are without merit and we are vigorously defending ourselves, there is no assurance that we will be successful in the lawsuit. In the event that plaintiff prevails in the lawsuit, unfavorable court judgment could have an adverse effect on our business, financial condition and results of operations.

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

Our common stock is traded and listed on the NASDAQ Global Market under the symbol “CBAK.” The common stock may be delisted if we fail to maintain certain NASDAQ listing requirements. On May 25, 2012, we received a letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5450(a)(1) for continued inclusion on the NASDAQ Global Market. After we effected a one-for-five reverse split on October 26, 2012, we regained compliance with the minimum bid price requirement for continued listing set forth in NASDAQ Listing Rule 5450(a)(1). On June 5, 2013, we received another letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share. We again regained compliance within a short period of time. As of January 9, 2017, the closing price of our common stock was $1.65 per share.

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

Our directors and executive officers, collectively, own approximately 16.1% of our outstanding common stock and may be able to control our management and affairs.

Mr. Yunfei Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially own an aggregate of 16. 1% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.           PROPERTIES.

We have completed the construction of the facilities in our Dalian site with a total area of 40,100 square meters comprising manufacturing facilities, warehousing and packaging facilities and administrative offices at the BAK Industrial Park in Dalian. Of that space, approximately 26,437 square meters are manufacturing facilities. We have completed the construction of a power battery manufacturing plant and a power battery packing plant in Dalian which started commercial production in July 2015. We are also in the progress to construct two more buildings with a total area of 29,908 square meters including a manufacturing plant and a warehouse of finished goods. We believe that these facilities will meet our recent business needs as well as the needs of our expanded operations in the future.

The following table sets forth the breakdown of our facilities as of September 30, 2016 based on use:

Facility	Usage	Area (m2 )
Constructions completed	Manufacturing	31,202
	R&D and administrative	3,231
	Warehousing	4,765
	Other facilities	902
	Subtotal	40,100

Constructions in progress	Manufacturing	16,908
	Warehousing	13,000
	Subtotal	29,908

Dalian BAK Power facilities	Total	70,008

We currently have insurance for the completed constructions. We expect we will purchase related insurance for the remaining buildings after the construction is completed and the property ownership certificates are obtained.

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of our contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,263,722 (RMB8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK’s bank deposits totaling $1,263,722 (RMB 8,430,792) for a period of one year. We intend to vigorously defend ourselves in this lawsuit.

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

	Closing Prices(1)
	High	Low
Year Ended September 30, 2016
First Quarter	$3.75	$2.21
Second Quarter	$2.65	$2.00
Third Quarter	$2.98	$2.28
Fourth Quarter	$3.08	$2.11

Year Ended September 30, 2015
First Quarter	$3.44	$1.79
Second Quarter	$3.52	$1.75
Third Quarter	$4.67	$3.12
Fourth Quarter	$3.23	$1.58

(1)     The above table sets forth the range of high and low closing prices per share of our common stock as reported by Yahoo! Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of January 9, 2017, there were approximately 46 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2016 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2016 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2016.

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

We generated revenues from the manufacture and sale of high power lithium batteries of $13.9 million and $10.4 million for the fiscal years ended September 30, 2015 and 2016, respectively, and net profit from continuing operations of $14.0 million and net loss of $12.7 million during the same years, respectively. We believe that our operations will yield long-term growth of revenues with the expected expansion of our manufacturing capabilities in the coming years.

We have completed the construction of a power battery manufacturing plant and a power battery packing plant of our Dalian facilities which started commercial production in July 2015. We have received and been utilizing most of BAK Tianjin’s operating assets relocated to our Dalian facilities, including its machinery and equipment for battery production and battery pack production, customers, management team and technical staff, patents and technologies. BAK Tianjin had been one of the major manufacturers of high power lithium batteries in China which started operations in 2008, and has many well-known customers in EV, LEV and other high power applications. We have also purchased and will purchase more machinery and equipment to expand our manufacturing capabilities. In addition, we have outsourced and will continue to outsource our production to other manufacturers until our Dalian manufacturing facility can fulfill our customers’ needs.

For the fiscal year ended September 30, 2016, Dalian BAK Power purchased batteries of approximately $2.7 million and $5.6 million from BAK Tianjin and Shenzhen BAK, respectively.

During the fiscal year 2016, we received advances of approximately $5.5 million from certain investors and on July 28, 2016, we entered into securities purchase agreements with these investors and converted such loans into equity interests by issuing 2.2 million shares of our common stock to these investors on August 17, 2016.

In June 2016, we renewed our banking facilities from Bank of Dandong for loans in a maximum amount of $19.5 million including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, and Shenzhen BAK. The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, from June to September 2016, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $19.0 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.5 million from Bank of Dandong under the credit facilities.

On July 6, 2016, we obtained banking facilities from Bank of Dalian for loans in a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $6.0 million) to July 2017. The banking facilities were guaranteed by Mr. Li, our CEO, Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 we borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. We also borrowed revolving bank acceptance totaled $6.0 million. As of September 30, 2016, we had unutilized committed banking facilities of $0.2 million. We plan to renew these loans upon maturity, and plan to raise additional funds through banks borrowings and equity financing in the future to meet our daily cash demands, if required.

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

These consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to our ability to continue as a going concern.

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

Research and development expenses. Research and development expenses primarily consist of remuneration for R&D staff, share-based compensation, depreciation and R&D material costs. For the years ended September 30, 2015 and 2016, we recorded research and development expenses of $1,001,889 and $1,879,869, respectively.

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

Income tax expenses. Our subsidiaries in PRC are subject to an income tax rate of 25%. Our Hong Kong subsidiary BAK Asia is subject to profits tax at a rate of 16.5%. However, because we did not have any assessable income derived from or arising in Hong Kong, BAK Asia had not paid any such tax.

Results of Operations

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended September 30,		Change
	2015	2016	$	%
Net revenues	$13,904	$10,369	(3,535)	(25.42)
Cost of revenues	(12,954)	(12,100)	854	6.59
Gross profit (loss)	950	(1,731)	(2,681)	(282.21)
Operating expenses:
Research and development expenses	1,002	1,880	878	87.62
Sales and marketing expenses	135	995	860	637.04
General and administrative expenses	3,330	4,738	1,408	42.28
Provision for doubtful accounts	132	2,779	2,647	2,005.30
Total operating expenses	4,599	10,392	5,793	125.96
Operating loss	(3,649)	(12,123)	(8,474)	(232.23)
Government grant income	23,103	-	(23,103)	(100.00)
Other (expense) income, net	(91)	143	234	257.14
Profit (loss) before income tax and discontinued operations	19,363	(11,980)	(31,343)	(161.87)
Income tax expense	(5,321)	(672)	4,649	87.37
Net profit (loss) from continuing operations, net of tax	14,042	(12,652)	(26,694)	(190.10)
Income from discontinued operations, net of tax	1,831	-	(1,831)	(100.00)
Net profit (loss)	$15,873	$(12,652)	(28,525)	(179.71)

Net revenues. Net revenues were $10.4 million for the fiscal year ended September 30, 2016, as compared to $13.9 million for the fiscal year of 2015, a decrease of $3.5 million, or 25.4% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts, other than percentage, in thousands of U.S. dollars)

	Year ended September 30,		Change
	2015	2016	$	%
High power lithium batteries used in:
Electric vehicles	$-	$6,488	6,488	100.00
Light electric vehicles	-	553	553	100.00
Uninterruptable supplies	13,904	3,328	(10,576)	(76.06)
	$13,904	$10,369	(3,535)	(25.42)

Net revenues from sales of batteries for electric vehicles were $6.5 million for the fiscal year ended September 30, 2016, as compared to nil for fiscal year 2015. We started producing batteries for electric vehicles in our Dalian facilities at the end of fiscal year 2015. Our revenue from sales of batteries for electric vehicles for the fiscal year 2016 was negatively affected by the delay in the announcement of the government subsidy policy for new energy vehicles in 2016 and our application for the eligible manufacturers of MIIT as discussed above.

Net revenues from sales of batteries for light electric vehicles was $0.6 million for the fiscal year ended September 30, 2016, as compared nil for fiscal year 2015.

Net revenues from sales of batteries for uninterruptable supplies was $3.3 million for the fiscal year ended September 30, 2016, as compared $13.9 million for fiscal year 2015, a decrease of $10.6 million, or 76.1% . We focused on manufacturing of batteries for electric vehicles in fiscal 2016 and therefore sales of batteries for uninterruptable power supplies decreased significantly.

Cost of revenues. Cost of revenues decreased to $12.1 million for the year ended September 30, 2016, as compared to $13.0 million for fiscal year 2015, a decrease of $0.8 million, or 6.6% . Included in cost of revenues was a write down of inventories of $0.2 million and $0.4 million for the years ended September 30, 2015 and 2016, respectively. We write down the inventory value whenever there is an indication that it is impaired. However, further write-downs may be necessary if market conditions continue to deteriorate.

Gross profit (loss). Gross loss for the year ended September 30, 2016 was $1.7 million, or 16.7% of net revenues as compared to a gross profit of $1.0 million, or 6.8% of net revenues, for fiscal year 2015. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitable due to the operation of the newly installed machinery and newly hired production staff. As a result, we incurred a gross loss for fiscal year 2016.

Research and development expenses. Research and development expenses increased to $1.9 million for the year ended September 30, 2016, as compared to $1.0 million for fiscal year 2015, an increase of $0.9 million, or 87.6% . This increase was mainly because the materials and consumables used in research and development increased by $0.8 million for fiscal year 2016 compared with fiscal year 2015. We put more resources on developing batteries and modules to fulfill the demand of electric vehicles manufacturers to achieve more orders.

Sales and marketing expenses. Sales and marketing expenses increased to $1.0 million for the year ended September 30, 2016, as compared to $0.1 million for fiscal year 2015, an increase of $0.9 million, or 634.7%, primarily due to the increase in salary and wages, product warranty expense, travelling expenses by $0.2 million, $0.2 million and $0.2 million, respectively, for the year ended September 30, 2016 as compared with the same period 2015. We recruited more sales and marketing stuff to develop customers in fiscal year 2016. In fiscal 2016, we made provision for warranty expenses of $0.2 million according to our after sale service maintenance policy on electric vehicle battery products. We also incurred $0.2 million in travelling and promotion expenses for our overseas sales during fiscal 2016 while we did not have overseas sales in fiscal 2015. As a percentage of revenues, sales and marketing expenses have increased to 9.6% for the year ended September 30, 2016, from 1.0% for the same period in 2015.

General and administrative expenses. General and administrative expenses increased to $4.7 million for the year ended September 30, 2016, as compared to $3.3 million for fiscal year 2015, an increase of $1.4 million, or 42.3% . The increase in general and administrative expenses was mainly because we expanded our administrative and management teams after we commenced our commercial operations in Dalian. As a result, the salary and wages including share based compensation expense, increased $1.2 million for the year ended September 30, 2016 as compared with 2015.

Provision for doubtful accounts. Provision for doubtful accounts increased to $2.8 million for the year ended September 30, 2016, as compared to $0.1 million for the fiscal year 2015, an increase of $2.7 million, or 2005.3%. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $12.0 million for the year ended September 30, 2016, as compared to $3.7 million for the fiscal year 2015, an increase of $8.4 million or 232.2%.

Government grant income. Government grant income decreased to nil for the fiscal year ended September 30, 2016, as compared to $23.1 million for the same period last year. The government grant income in 2015 was mainly due to the recognition of the subsidy of $23.1 million from the Management Committee of Dalian Economic Zone granted to finance the costs and the projected operating loss incurred due to the relocation to our new facilities in Dalian in fiscal year 2015.

Income tax expense. Income tax expense was approximately $672,000 for the fiscal year 2016, primarily due to the significantly uncertain tax position arose from the subsidies granted by the local government to the Company’s PRC subsidiary, as compared to income tax expense of $5.3 million income tax expense for 2015. Income tax expense in fiscal 2015 was mainly due to the income tax impact of the government subsidies recognized.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax was nil for the fiscal year ended September 30, 2016 as compared to $1.8 million for 2015. Income from discontinued operations in 2015 represents an adjustment to the gain on disposal of subsidiaries from discontinued operations previously recorded in fiscal 2014. Upon the disposal, our former subsidiaries owed us a sum of $17.8 million. We evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. During fiscal 2015, we determined that $1.8 million was recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations in 2015.

Net profit (loss). As a result of the foregoing, we had a net loss of $12.7 million for the year ended September 30, 2016, compared to a net profit of $15.9 million for the year ended September 30, 2015.

Liquidity and Capital Resources

We had financed our liquidity requirements from a variety of sources, including short-term bank loans, other short-term loans and bills payable under bank credit agreements, advance from our related and unrelated parties, investors and issuance of capital stock.

We incurred a net loss of $12.7 million in fiscal 2016. As of September 30, 2016, we had cash and cash equivalents of $2.0 million. Our total current assets were $32.3 million and our total current liabilities were $47.6 million, resulting in a net working capital deficiency of $15.3 million. These factors raise substantial doubts about our ability to continue as a going concern.

During the fiscal year of 2016, we received advances of approximately $5.5 million from certain investors. We entered into securities purchase agreements with these investors on July 28, 2016 and converted such loans into equity interests by issuing an aggregate of 2,206,640 shares of our common stock to the investors on August 17, 2016.

On June 14, 2016, we renewed our banking facility letter from Bank of Dandong for loans in a maximum amount of RMB130.0 million (approximately $19.5 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Li, our CEO, Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, and Shenzhen BAK. The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, from June to September 2016, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $19.0 million), bearing fixed interest at 7.2% per annum. As of September 30, 2016, we also borrowed a series of revolving bank acceptance totaled $0.5 million from Bank of Dandong under the credit facilities (50% pledged deposit was required).

On July 6, 2016, we entered into a banking facility letter with Bank of Dalian for loans in a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $6.0 million) expiring July 2017. The banking facilities were guaranteed by Mr. Li, our CEO, Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 we borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. We also borrowed revolving bank acceptance totaled $6.0 million (50% pledged deposit was required).

As of September 30, 2016, we had unutilized committed banking facilities of $0.2 million.

We are currently expanding our product lines and manufacturing capacity in our Dalian plant, which require more funding to finance the expansion. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew these loans upon maturity, if required, and plan to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining this financing. If our existing cash and bank borrowing are insufficient to meet our requirements, we may seek to sell equity securities, debt securities or borrow from lending institutions. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Year Ended September 30,
	2015	2016
Net cash used in operating activities	$(2,037)	$(13,888)
Net cash used in investing activities	(5,502)	(9,114)
Net cash provided by financing activities	13,344	18,511
Effect of exchange rate changes on cash and cash equivalents	(34)	(319)
Net increase (decrease) in cash and cash equivalents	5,771	(4,810)
Cash and cash equivalents at beginning of the year	992	6,763
Cash and cash equivalents at end of the year	$6,763	$1,953

Operating Activities

Net cash used in operating activities was $13.9 million in the year ended September 30, 2016, as compared with net cash used in operating activities of $2.0 million in fiscal year 2015. The increase of $11.9 million was mainly attributable to our net loss of $12.7 million and an increase of inventories of $14.4 million, offset by an increase in trade accounts and bills payable of $5.5 million and an increase in payables to our former subsidiaries of $5.1 million.

Investing Activities

Net cash used in investing activities increased to $9.1 million in fiscal 2016, from $5.5 million in fiscal 2015. The net cash used in investing activities for the year ended September 30, 2016 mainly consisted of the net cash payments of $5.9 million to construct the Dalian facilities, including construction and purchase of equipment. The net cash used in investing activities for the year ended September 30, 2015 was mainly attributable to a net cash payment of $12.9 million to construct the Dalian facilities, offset by the receipt of government grant of $7.4 million.

Financing Activities

Net cash provided by financing activities was $18.5 million in fiscal 2016, compared with net cash provided by financing activities of $13.3 million in fiscal 2015. In fiscal 2016, we obtained bank loans of $19.4 million, borrowed $4.3 million from related and unrelated parties, and issued common stock for $5.5 million, offset by repayment of short term bank borrowings of $10.7 million. In fiscal 2015, we received $12.9 million of short term bank loans, $5.3 million other short term loans from related and unrelated parties, and $9.8 million from investors, offset by repayment of short term bank borrowings of $4.8 million and an repayment of $9.9 million to related and unrelated parties.

As of September 30, 2016, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Bank of Dandong	$19,179	$19,007

Short-term credit facilities:
Bank of Dandong	307	307
Bank of Dalian	$7,495	$7,495
	7,802	7,802

Total	$26,981	$26,809

For the fiscal year 2016, we obtained $5.5 million from the issuance of 2,206,640 shares of common stock to certain investors.

Capital Expenditures

We incurred capital expenditures of $5.9 million and $12.9 million in fiscal years 2016 and 2015, respectively. Our capital expenditures in 2016 were used primarily to construct our Dalian facility. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Year Ended September 30,
	2015	2016
Purchase of property, plant and equipment and construction in progress	$12,852	$5,927
Purchase of intangible assets	29	-
Total capital expenditure	$12,881	$5,927

We estimate that our total capital expenditures in fiscal year 2017 will reach approximately $23.5 million. Such funds will be used to construct a new plant with 2 product lines and a new warehouse and battery module packing lines.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2016:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Short-term bank loans	$1,499	$1,499	$-	$-	$-
Long-term bank loans	19,006	-	19,006	-	-
Bills payable	10,886	10,886	-	-	-
Advances from related parties	4,306	4,306	-	-	-
Advances from unrelated third parties	85	85	-	-	-
Capital injection to Dalian BAK Power	9,896	9,896			-
and Dalian BAK Trading			-	-
Capital commitments for construction of buildings	3,303	3,303	-	-	-
Capital commitments for purchase of equipment	470	470	-	-	-
Future interest payment on bank loans	3,767	1,443	2,324	-	-
Total	$53,218	$31,888	$21,330	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2016.

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

Share-based Compensation

We adopted the provisions of ASC Topic 718 which requires us to measure and recognize compensation expenses for an award of an equity instrument based on the grant-date fair value. The cost is recognized over the vesting period (or the requisite service period). ASC Topic 718 also requires us to measure the cost of a liability classified award based on its current fair value. The fair value of the award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period are recognized as compensation cost over that period. Further, ASC Topic 718 requires us to estimate forfeitures in calculating the expense related to stock-based compensation.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Valuation Model. The expected volatility was based on the historical volatilities of our listed common stocks in the United States and other relevant market information. We use historical data to estimate share option exercises and employee departure behavior used in the valuation model. The expected terms of share options granted is derived from the output of the option pricing model and represents the period of time that share options granted are expected to be outstanding. Since the share options once exercised will primarily trade in the U.S. capital market, the risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2015	2016

Balance sheet items as of September 30	6.3564	6.6714
Amounts included in the statement of income and comprehensive loss and statement of cash flows for the years ended September 30	6.2224	6.5325

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The disclosure required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2016.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and our Interim Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation and as a result of the material weakness discussed below, our Chief Executive Officer and our Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2016 were not effective because of the following material weakness in our internal control over financial reporting has been identified:

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

–

We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements. In September 2016, we implemented training on internal control and enterprise risk management. In November 2016, we implemented training on U.S. GAAP accounting guidelines.

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2016, but was not reported.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Yunfei Li	50	Chairman of the Board and Chief Executive Officer
J. Simon Xue	62	Director
Martha C. Agee	61	Director
Jianjun He	44	Director
Guosheng Wang	44	Director
Jian Lin	39	Interim Chief Technology Officer
Wenwu Wang	35	Interim Chief Financial Officer

Yunfei Li has served as the chairman of our board, our president and chief executive officer since March 1, 2016. Mr. Li has more than 20 years management experience in industries of real estate development, battery and new energy. Since May 2014, he has been Vice President of the Company’s subsidiary, Dalian BAK Power in charge of the company’s construction of manufacturing facilities, government relationship and development of new customers. From May 2010 to May 2014, Mr. Li held management positions of various new energy development and real estate development companies in China. Prior to that, he was Director of Construction Department, Director of Comprehensive Management Department and Assistant to President of Shenzhen BAK Battery Co., Ltd., a former subsidiary of the Company, from March 2003 to May 2010. Mr. Li holds a Bachelor’s degree in Civil Engineering from Liao Yuan Vocational Technical College.

J. Simon Xue has served as our director since February 1, 2016. Dr. Xue has approximately 40 years’ experience in nuclear chemistry, solid state chemistry, superconductivity and materials for Lithium ion batteries. Within his research career, he has spent 21 years in the research and development of Lithium ion battery. Dr. Xue is currently the Senior Director of National Institute for Low-&-Clean Energy in China and a member of National “Thousand Talent” Plan and a member of Expert Committee for “Chinese Industrial Association of Power Sources.” Prior to that, Dr. Xue was a director of Altair Nanotechnologies Inc., a Delaware company, between August 2011 and April 2012. From 2010 to 2011, he served as the chief executive officer of Yintong Energy Co., Ltd., a subsidiary of Canon Investment Holdings Ltd. Dr. Xue has also held positions at Ultralife, Duracell, B&K Electronics Co., Ltd., Valence Energy-Tech (Suzhou) Co., A123 Systems Inc. and International Battery Inc. He enjoys an extensive reputation in the whole product chain of lithium ion battery in China, including materials, equipment, cell manufacturing and testing. He has authored or co-authored over 50 scientific articles, 12 patents relevant to battery chemistry and materials and participated, presented and hosted more than 30 battery or material related international conferences. Dr. Xue completed his Ph.D. program in Solid State Chemistry in McMaster University in 1992.

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

Jianjun He has served as our director since November 4, 2013. Mr. He has more than 15 years’ experience in accounting and finance and is an associate member of the Chinese Institute of Certificate Public Accounts. Mr. He has been the Managing Director of Jilin Cybernaut Lvke Investment and Management Co., Ltd., an investment consulting firm in China, since January 1, 2013. From June 30, 2009 to December 31, 2012, Mr. He served as the Chief Financial Officer of THT Heat Transfer Technology, Inc. (Nasdaq: THTI) (“THT Heat”), a provider of heat exchangers and heat exchange solutions in China. Mr. He was the Chief Financial Officer of Siping City Juyuan Hanyang Plate Heat Exchanger Co. Ltd, a wholly owned subsidiary of THT Heat from 2007 to December 2012. From 1999 to 2007, Mr. He worked as senior financial officer in Jilin Grain Group, a state-owned enterprise engaged in the grain processing and trading business. Mr. He graduated from Changchun Taxation College in 1995 with a Bachelor’s degree in Auditing and obtained a Master’s degree from Jilin University in 2005.

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

Mr. Li, has extensive senior management experience in the industry in which we operate and has held management positions of various new energy development and real estate development companies in China..

Dr. Xue, Chair of the Compensation Committee, has approximately 40 years’ experience in nuclear chemistry, solid state chemistry, superconductivity and materials for Lithium ion batteries. Within his research career, he has spent 21 years in the research and development of Lithium ion battery.

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

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition and Committees

Our board of directors is comprised of Yunfei Li, J. Simon Xue, Martha C. Agee, Jianjun He and Guosheng Wang.

J. Simon Xue, Martha Agee and Jianjun He each serves on our board of directors as an “independent director” as defined by as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. Our board of directors has determined that Martha Agee possesses the accounting or related financial management experience that qualifies her as financially sophisticated within the meaning of Rule 5605(c)(2)(A) of the NASDAQ Listing Rule and that she is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Audit Committee

Our Audit Committee consists of three members: Martha C. Agee, J. Simon Xue and Jianjun He. Pursuant to the determination of our Board of Directors, Ms. Agee serves as the chair of the Audit Committee and as our Audit Committee financial expert as that term is defined by the applicable SEC rules. Each director who has served or is serving on our Audit Committee was or is “independent” as that term is defined under the NASDAQ listing rules for Audit Committee members at all times during their service on such Committee.

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
•

eviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on the Company or that are the subject of discussions between management and the independent auditors.

Compensation Committee

Our Compensation Committee consists of three members: Martha C. Agee, J. Simon Xue and Jianjun He, with Mr. Xue serving as chair. Each director who has served or is serving on our Compensation Committee was or is “independent” as that term is defined under the NASDAQ listing rules at all times during their service on such Committee.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of three members: Martha C. Agee, J. Simon Xue and Jianjun He, with Mr. He serving as chair. Each director who has served or is serving on our Nominating and Corporate Governance Committee was or is “independent” as that term is defined under the NASDAQ listing standards at all times during their service on such Committee.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our Common Stock must report their initial ownership of the Common Stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2016.

ITEM 11.        EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

			Stock
			Awards	Option
Name and Principal Position	Year	Salary ($)(1)	($)(3)	Awards ($)	Total ($)
Yunfei Li, President, Chief Executive Officer (2)	2016	92,044	24,300		116,344
	2015	-	-	-	-
Wenwu Wang, Interim Chief Financial Officer	2016	48,531	54,000		102,531
	2015	49,300	27,000	-	76,300
Xiangqian Li, former President and Chief Executive Officer (2)	2016	9,185			9,185
	2015	21,214	-	-	21,214

(1) The amounts reported in this table have been converted from RMB to U.S. dollars based on the average conversion rate between the U.S. dollar and RMB for the applicable fiscal year, or $1.00 to RMB 6.5325 (fiscal year 2016 exchange rate), $1.00 to RMB6.2224 (fiscal year 2015 exchange rate).

(2) Mr. Yunfei Li became our President and Chief Executive Officer on March 1, 2016 upon the resignation of Mr. Xiangqian Li.

(3) The stock awards consisted of restrict shares granted on June 30, 2015, which are vested and exercisable in twelve equal quarterly installment with the first vesting date of June 30, 2015 and with a fair value of $3.24.

Summary of Employment Agreements

The base salary shown in the Summary Compensation Table is described in each named executive officer’s respective employment agreement. The material terms of those employment agreements are summarized below.

We entered into employment agreements with three-year initial terms with our named executive officers with standard employment agreements. We entered into the employment agreements with Mr. Yunfei Li and Mr. Wenwu Wang on March 1, 2016 and September 30, 2014, respectively. Each of our standard employment agreements is automatically extended by a year at the expiration of the initial term and at the expiration of every one-year extension, until terminated in accordance with the termination provisions of the agreements, which are described below.

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

Outstanding Equity Awards at Fiscal Year-End 2016

The following table sets forth the equity awards outstanding at September 30, 2016 for each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
			Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Yunfei Li						-	-	165,000*	371,250
Wenwu Wang, Interim Chief Financial Officer						-	-	45,000#	101,250

* On June 30, 2015, Mr. Li was granted 30,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Equity Incentive Plan of the Company (the “2015 Plan”). The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 150,000 restricted shares of the Company’s common stock. The restricted shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

# On June 30, 2015, Mr. Wang was granted 50,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, pursuant to the 2015 Plan, the Company granted Mr. Wang an aggregate of 20,000 restricted shares of the Company’s common stock. The restricted shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

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

On April 19, 2016, pursuant to the 2015 Plan, the Company granted Dr. Xue an aggregate of 30,000 restricted shares of the Company’s common stock. The restricted shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

The following table sets forth the total compensation earned by our non-employee directors during our fiscal year ended September 30, 2016:

	Fees Earned
	or
Name	Paid in	Stock	Total ($)
	Cash ($)	Awards ($)
J. Simon Xue	13,333	-	13,333
Martha C. Agee	20,000	32,400	52,400
Jianjun He	20,000	32,400	52,400

We do not maintain a medical, dental or retirement benefits plan for the directors.

Except as disclosed in this annual report, we have not compensated, and will not compensate, our non-independent directors, Mr. Yunfei Li and Mr. Guosheng Wang, for serving as our directors, although they are entitled to reimbursements for reasonable expenses incurred in connection with attending our board meetings.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                         RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on January 9, 2017 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

Names of Management and Names	Amount and Nature of
of Certain Beneficial Owners (1)	Beneficial Ownership (1)
	Number (2)	Percent (3)

Yunfei Li(7)	3,042,500	15.5%

J. Simon Xue (8)	5,000	*

Martha C. Agee (4)	17,500	*

Jianjun He (4)	17,500	*

Guosheng Wang (5)	32,500	*

Wenwu Wang (6)	32,500	*

All executive officers and directors as a group (6 persons)	3,147,500	16.1%

*	Denotes less than 1% of the outstanding shares of Common Stock.

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

(3)

A total of 19,600,469 shares of Common Stock are considered to be outstanding on the Reference Date. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

(4)

On June 30, 2015, each of our independent directors was granted 30,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015.

(5)

On June 30, 2015, Mr. Guosheng Wang was granted 50,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, Mr. Wang was granted an additional 20,000 restricted shares under the 2015 Plan. Such shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

(6)

On June 30, 2015, Mr. Wenwu Wang was granted 50,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, Mr. Wang was granted an additional 20,000 restricted shares under the 2015 Plan. Such shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

(7)

On April 19, 2016, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 150,000 restricted shares of the Company’s common stock. The restricted shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

(8)

On April 19, 2016, pursuant to the 2015 Plan, the Company granted Dr. Xue an aggregate of 30,000 restricted shares of the Company’s common stock. The restricted shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Option Plan and Compensation Plan for Non-Employee Directors

The following table sets forth certain information about the securities authorized for issuance under our Stock Option Plan and our Compensation Plan for Non-Employee Directors as of September 30, 2016. Options exercisable for all of the securities shown in column (a) below were granted under our Stock Option Plan.

Number of securities
	Number of securities	Weighted-average	remaining available for future
	to be issued upon	exercise price of	issuance under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities reflected
	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	222,401	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	222,401	(1)

*All information in and below this table gives retroactive effect to our one-for-five reverse stock split effected on October 26, 2012.

(1) Includes 86,500 shares of restricted stock that were available for future issuance under our Compensation Plan for Non-Employee Directors and 135,901 shares of restricted stock that were available for future issuance under our Stock Option Plan, as of September 30, 2016.

2015 Equity Incentive Plan

The following table sets forth certain information about the securities authorized for issuance under our 2015 Plan as of September 30, 2016. Options exercisable for all of the securities shown in column (a) below were granted under our 2015 Plan.

Number of securities
	Number of securities	Weighted-average	remaining available for future
	to be issued upon	exercise price of	issuance under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities reflected
	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	877,000	$2.93	8,840,500	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	877,000	$2.93	8,840,500	(1)

On June 12, 2015, shareholders of the Company approved the 2015 Plan for employees, directors and consultants of the Company and its affiliates. The maximum aggregate number of shares that may be issued under the 2015 Plan is ten million (10,000,000).

On June 30, 2015, pursuant to the 2015 Plan, the Company granted an aggregate of 690,000 restricted shares of the Company’s common stock to certain employees, officers and directors of the Company. In accordance with the vesting schedule of the grant, the restricted shares will vest in twelve equal quarterly installments on the last day of each fiscal quarter beginning on June 30, 2015 and ending on March 31, 2018.

On April 19, 2016, pursuant to the 2015 Plan, the Company granted an aggregate of 500,000 restricted shares of the Company’s common stock to certain employees, officers and directors of the Company. The restricted shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

As of September 30, 2016, 282,500 vested shares were issued, and 877,000 shares were to be issued upon exercise of outstanding restricted shares. Under the 2015 Plan, 8,840,500 shares still remain available for future issuance.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

We obtained a three-year banking facilities of $19.5 million from Bank of Dandong. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, and Shenzhen BAK, our former subsidiary. We also obtained a one-year banking facilities of $7.5 million from Bank of Dalian. The banking facilities were guaranteed by Mr. Li, Ms. Qinghui Yuan, and Shenzhen BAK. Mr. Yunfei Li did not receive and is not entitled to receive any consideration for the above-referenced guarantees. We are not independently obligated to indemnify any of those guarantors for any amounts paid by them pursuant to any guarantee.

After the disposal of BAK International and prior to the completion of construction of the new manufacturing site in Dalian, we generated our revenues from sale of batteries via subcontracting the production to BAK Tianjin, a former subsidiary. Also, from time to time, in order to meet the needs of our customers, we purchased products from these former subsidiaries that we did not produce.

For the years ended September 30, 2015 and 2016, we purchased inventories of (i) $10.5 million and $2.7 million from BAK Tianjin, respectively; and (ii) nil and $5.6 million from Shenzhen BAK, respectively.

For the years ended September 30, 2015 and 2016, we purchased inventories of $395,593 and nil, respectively, from Tianjin BAK New Energy Research Institute CO., Ltd. (“Tianjin New Energy”). Mr. Xiangqian Li, our former CEO, is director of Tianjin New Energy.

During the years ended September 30, 2015 and 2016, the Company purchased machinery and equipment from BAK Tianjin totaled $6.8 million and nil, respectively.

For the years ended September 30, 2015 and 2016, we generated revenue of

  $1,377,004 and $836,425 from sale of raw materials to Shenzhen BAK, respectively;
  $1,470,579 and $636,331 from BAK Tianjin, respectively;
  nil and $102,322 from Shenzhen BAK, respectively;
  $17,063 and $576, respectively from Zhengzhou BAK Battery Co., Ltd. Mr. Xiangqian Li, our former CEO, is director of this company; and
  $298,983 and nil, respectively from Tianjin New Energy.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

J. Simon Xue, Martha C. Agee and Jianjun He each serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rule.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

Effective on September 29, 2016, Crowe Horwath (HK) CPA Limited (“Crowe Horwath”) resigned as the Company’s the independent registered public accounting firm. On September 29, 2016, the Company’s Audit Committee appointed Centurion ZD CPA Limited (formerly known as DCAW (CPA) Limited) (“Centurion”) as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2016, effective immediately.

Audit Fees

Crowe Horwath has billed us $228,000 and $218,314 in the aggregate for the fiscal years ended September 30, 2015 and 2016, respectively, for professional services rendered for the audit of our annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q and assistance with the Securities Act filings.

Centurion has billed us $50,000 for the fiscal year ended September 30, 2016 for professional services rendered for the audit of our annual financial statements.

Audit-Related Fees

We did not engage our principal accountants to provide assurance or related services during the last two fiscal years.

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
SEPTEMBER 30, 2015 AND 2016

CHINA BAK BATTERY, INC.
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
China BAK Battery, Inc.

We have audited the accompanying consolidated balance sheets of China BAK Battery, Inc. and its subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of September 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of September 30, 2016. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Limited
Centurion ZD CPA Limited
Hong Kong, China
January 13, 2017

China BAK Battery, Inc. and Subsidiaries
Consolidated balance sheets
As of September 30, 2015 and 2016
(In US$)

	Note	2015	2016
Assets
Current assets
Cash and cash equivalents		$6,762,745	$1,953,295
Pledged deposits	3	1,519,601	4,569,027
Trade accounts and bills receivable, net	4	4,771,958	2,382,427
Inventories	5	3,057,575	16,540,252
Prepayments and other receivables	6	2,552,658	6,730,671
Receivable from former subsidiaries, net	7	686,514	-
Prepaid land use rights, current portion	10	176,764	168,418
Deferred tax assets, current portion	16	43,175	-

Total current assets		19,570,990	32,344,090

Property, plant and equipment, net	8	22,274,820	20,735,209
Construction in progress	9	13,039,373	32,321,914
Prepaid land use rights, non-current	10	8,455,231	7,887,587
Intangible assets, net	11	26,818	22,885

Total assets		$63,367,232	$93,311,685

Liabilities
Current liabilities
Trade accounts and bills payable		$4,910,717	$18,551,836
Taxes payable		5,108,878	-
Short-term bank loans	12	12,585,740	1,498,936
Other short-term loans	13	184,755	4,391,004
Accrued expenses and other payables	14	11,569,981	18,561,640
Payables to former subsidiaries	7	-	4,382,234
Deferred government grants, current	15	181,510	197,645

Total current liabilities		34,541,581	47,583,295

Long-term bank loans	12	-	19,006,505
Deferred government grants, non-current	15	5,199,014	4,731,185
Long- term tax payable		1,815,100	6,900,704
Deferred tax liabilities, non-current	16	142,650	-

Total liabilities		41,698,345	78,221,689

Commitments and contingencies	20

Shareholders' equity
Common stock $0.001 par value; 500,000,000 authorized ; 12,856,301 issued and 12,712,095 outstanding as of September 30, 2015; 19,689,674 issued and 19,545,468 outstanding as of September 30, 2016		12,856	19,690
Donated shares		14,101,689	14,101,689
Additional paid-in capital		138,036,080	145,008,043
Statutory reserves		-	1,230,511
Accumulated deficit		(125,922,270)	(139,804,975)
Accumulated other comprehensive loss		(492,858)	(1,398,352)
		25,735,497	19,156,606
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders' equity		21,668,887	15,089,996

Total liabilities and shareholder's equity		$63,367,232	$93,311,685

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Consolidated statements of operations and comprehensive income (loss)
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

	Note	2015	2016
Net revenues	20	$13,904,414	$10,369,444
Cost of revenues		(12,954,553)	(12,099,632)
Gross profit (loss)		949,861	(1,730,188)
Operating expenses:
Research and development expenses		(1,001,889)	(1,879,869)
Sales and marketing expenses		(135,468)	(995,290)
General and administrative expenses		(3,329,763)	(4,737,843)
Provision for doubtful accounts		(131,745)	(2,779,497)
Total operating expenses		(4,598,865)	(10,392,499)
Operating loss		(3,649,004)	(12,122,687)
Government grant income	15	23,103,427	-
Other (expenses) income, net		(91,219)	143,073
Loss before income tax and discontinued operations		19,363,204	(11,979,614)
Income tax (expense) credit	16	(5,320,515)	(672,580)
Profit (loss) before discontinued operations, net of tax		14,042,689	(12,652,194)
Income from discontinued operations		1,831,237	-
Net profit (loss)		$15,873,926	$(12,652,194)
Other comprehensive loss
– Foreign currency translation adjustment		(467,227)	(905,494)
Comprehensive loss		$15,406,699	$(13,557,688)

Earnings (loss) per share – Basic	18
– From continuing operations		$1.10	$(0.71)
– From discontinued operations		0.14	-
		1.24	(0.71)

Earnings (loss) per share – Diluted	18
– From continuing operations		$1.09	$(0.71)
– From discontinued operations		0.14	-
		1.23	(0.71)

Weighted average number of shares of common stock:	18
– Basic		12,718,388	17,786,374
– Diluted		12,881,121	17,786,374

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and Subsidiaries
Consolidated statements of changes in shareholders’ equity
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	of shares	Amount	shares	capital	reserves (Note)	deficit	loss	of shares	Amount	equity

Balance as of October 1, 2014	12,763,803	$12,763	$14,101,689	$127,438,362	$-	$(141,796,196)	$(25,631)	(144,206)	$(4,066,610)	$(4,335,623)

Net profit	-	-	-	-	-	15,873,926	-	-	-	15,873,926

Share-based compensation for employee and director stock awards	-	-	-	750,167	-	-	-	-	-	750,167

Common stock issued	92,498	93	-	(93)	-	-	-	-	-	-

Shares to be issued	-	-	-	9,847,644	-	-	-	-	-	9,847,644

Foreign currency translation adjustment	-	-	-	-	-	-	(467,227)	-	-	(467,227)

Balance as of September 30, 2015	12,856,301	$12,856	$14,101,689	$138,036,080	$-	$(125,922,270)	$(492,858)	(144,206)	$(4,066,610)	$21,668,887

Net loss	-	-	-	-	-	(12,652,194)	-	-	-	(12,652,194)

Transfer to statutory reserves					1,230,511	(1,230,511)				-

Share-based compensation for employee and director stock awards	-	-	-	1,462,197	-	-	-	-	-	1,462,197

Common stock issued to new investors	6,583,371	6,584	-	5,510,016	-	-	-	-	-	5,516,600

Common stock issued to employees and directors for stock award	250,002	250	-	(250)	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(905,494)	-	-	(905,494)

Balance as of September 30, 2016	19,689,674	$19,690	$14,101,689	$145,008,043	$1,230,511	$(139,804,975)	$(1,398,352)	(144,206)	$(4,066,610)	$15,089,996

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

China BAK Battery, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2015 and 2016
(In US$)

		2015	2016
Cash flows from operating activities
Net profit (loss)		$15,873,926	$(12,652,194)
Income from discontinued operations, net of tax		(1,831,237)	-
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization		508,945	1,117,741
Provision for doubtful debts		131,745	2,779,497
Write-down of inventories		221,172	439,068
Share-based compensation		750,167	1,462,197
Government grant income		(23,103,427)	-
Deferred tax liabilities		101,617	(96,793)
Exchange loss (gain)		(200,078)	213,127
Changes in operating assets and liabilities:
Trade accounts and bills receivable		(4,349,352)	(569,265)
Inventories		(107,512)	(14,357,199)
Prepayments and other receivables		132,777	(4,389,940)
Trade accounts and bills payable		5,016,470	5,515,277
Accrued expenses and other payables		400,375	1,232,105
Income taxes payable		5,218,898	310,108
Trade receivable from and payables to former subsidiaries		(801,608)	5,108,935
Net cash used in operating activities		(2,037,122)	(13,887,336)

Cash flows from investing activities
Increase in pledged deposits		(1,552,326)	(3,187,541)
Deferred government grant		7,416,752	-
Purchases of property, plant and equipment and construction in progress		(12,851,944)	(5,926,675)
Purchase of intangible assets		(28,586)	-
Net cash used in continuing operations		(7,016,104)	(9,114,216)
Net cash provided by discontinued operations		1,514,183	-
Net cash used in investing activities		(5,501,921)	(9,114,216)

Cash flows from financing activities
Proceeds from borrowings		12,856,775	19,410,639
Repayment of borrowings		(4,821,290)	(10,715,653)
Advances from investors (Note 1)		9,847,644	-
Borrowings from unrelated parties		1,601,311	87,230
Repayment of borrowings from unrelated parties		(6,355,104)	(76,540)
Borrowings from related party		3,747,800	4,289,084
Repayment to related party		(3,532,828)	-
Proceeds from issuance of common stock (Note 1)		-	5,516,600
Net cash provided by financing activities		13,344,308	18,511,360

Effect of exchange rate changes on cash and cash equivalents		(34,039)	(319,258)
Net increase (decrease) in cash and cash equivalents		5,771,226	(4,809,450)
Cash and cash equivalents at the beginning of year		991,519	6,762,745
Cash and cash equivalents at the end of year		$6,762,745	$1,953,295

Non-cash transactions:
Purchase of inventories offset against receivables from former subsidiaries		$615,706	$-
Purchase of property, plant and equipment (inclusive of VAT) offset against receivables from former subsidiaries		$6,831,398	$-
Removal expenditures offset against government grants		$1,003,027	$-
Depreciation expenses offset against government grants		$66,169	$-
Accounts receivable offset against advance from a related company		$349,810	$-
Receivable from a former subsidiary offset against advance from a related company		$401,774	$-
Transfer of construction in progress to property, plant and equipment		$22,944,570	$602,109
Cash paid during the period for:	$		$-
Income taxes		$-	$459,265
Interest, net of amounts capitalized		$-	$-

See accompanying notes to the consolidated financial statements.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
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
For the years ended September 30, 2015 and 2016
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

As of September 30, 2016, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On August 14, 2013, Dalian BAK Trading Co., Ltd (“Dalian BAK Trading”) was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000 (Note 20(i)). Pursuant to Dalian BAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to Dalian BAK Trading on or before August 14, 2015. Up to the date of this report, the Company has contributed $100,000 to Dalian BAK Trading in cash.

On December 27, 2013, Dalian BAK Power Battery Co., Ltd (“Dalian BAK Power”) was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000 (Note 20(i)). Pursuant to Dalian BAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to Dalian BAK Power on or before December 27, 2015. Up to the date of this report, the Company has contributed $20,504,004 to Dalian BAK Power through injection of a series of patents of $5,000,000 and cash of $15,504,004.

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

After the disposal of BAK International Limited and its subsidiaries effective on June 30, 2014, and as of September 30, 2015 and 2016, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian BAK Trading Co., Ltd. (“Dalian BAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian BAK Power Battery Co., Ltd. (“Dalian BAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC.

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

Pursuant to a memorandum of understanding with the buyer of the Company’s former subsidiaries dated August 20, 2014, Mr. Xiangqian Li remained as a director of BAK International, Shenzhen BAK, BAK Battery and BAK Tianjin until Shenzhen BAK’s full settlement of its bank loans of $58.6 million expiring on various dates through March 2015. Shenzhen BAK renewed the banking loans with Agricultural Bank of China of $65.0 million (RMB420 million) expiring on April 14, 2016. Shenzhen BAK repaid bank loans of $14.4 million (RMB93 million) in April 2016 and had outstanding bank loans of $50.6 million (RMB326 million) expiring on various dates through February 2017. On May 20, 2015, BAK Asia New Energy Holding Limited (formerly known as “Asia Zhi Li New Energy Holding Limited”), the shareholder of BAK International Limited agreed to indemnify Mr. Xiangqian Li from any loss as a result of the default of repayment of bank loans by Shenzhen BAK. On November 2016, Shenzhen BAK has fully repaid the loans to Bank of China. As of the date of this report, Mr. Xiangqian Li is no longer a director of BAK International and BAK Tianjin.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of September 30, 2016, Mr. Yunfei Li held 3,005,000 shares or 15.4% and Mr. Xiangqian Li held 591,520 shares or 3.0%, respectively.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of September 30, 2015 and 2016. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

In June 2016, the Company received further advances in the aggregate of $2.9 million from Mr. Jiping Zhou and Mr. Dawei Li. These advances were unsecured, non-interest bearing and repayable on demand. On July 8, 2016, the Company received further advances of $2.6 million from Mr Jiping Zhou. On July 28, 2016, the Company entered into securities purchase agreements with Mr. Jiping Zhou and Mr. Dawei Li to issue and sell an aggregate of 2,206,640 shares of common stock of the Company, at $2.5 per share, for an aggregate consideration of approximately $5.52 million. On August 17, 2016, the Company issued these shares to the investors.

On June 10 and 15, 2016, the Company repaid Bank of Dandong the one-year short term loans of RMB30 million and RMB50 million, respectively, obtained under its banking facilities in June 2015. On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong to provide a maximum amount of RMB130 million (approximately $19.5 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Xianqian Li, the Company’s former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK, Mr. Yunfei Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife. The facilities were also secured by part of its Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, from June to September 2016, the Company borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $19.0 million), bearing fixed interest at 7.2% per annum. The Company also borrowed a series of revolving bank acceptance totaled $0.6 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills..

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On July 6, 2016, the Company obtained banking facilities from Bank of Dalian to provide a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $6.0 million) to July 2017. The banking facilities were guaranteed by Mr. Yunfei Li, the Company’s CEO, Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016, the Company borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. The Company also borrowed a series of RMB40 million (approximately $6.0 million) of bank acceptance bills payable from Bank of Dalian, and bank deposit of 50% was required to secure against these bank acceptance bills.

As of September 30, 2016, the Company had unutilized committed banking facilities of $0.2 million. The Company plans to renew these loans upon maturity.

The Company is currently expanding its product lines and manufacturing capacity in its Dalian plant, which requires more funding to finance the expansion. The Company plans to raise additional funds through banks borrowings and equity financing in the future to meet its daily cash demands, if required.

However, there can be no assurance that the Company will be successful in obtaining further financing. The Company expects that it will be able to secure more potential orders from the new energy market, especially from the electric car market. The Company believes that with the booming future market demand in high power lithium ion products, they can continue as a going concern and return to profitability.

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

Discontinued operations

The Company had also been engaged in property leasing and management of its Research and Development Centre in Shenzhen since its completion in July 2013. Following the disposal of BAK International and in subsidiaries on June 30, 2014, the Company no longer engaged in property leasing and management. Thus, this business was accounted for as discontinued operations. Upon the disposal, the Company’s former subsidiaries owed the Company a sum of $17.8 million. The Company evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. During fiscal 2015, the Company determined that $1.8 million was recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations in 2015.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

2.	Summary of Significant Accounting Policies and Practices

(a) Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries up to the date of disposal. All significant Intercompany balances and transactions have been eliminated prior to consolidation.

(b) Cash and Cash Equivalents

Cash consists of cash on hand and in banks excluding pledged deposits. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of September 30, 2015 and 2016, there were no cash equivalents.

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

(e) Property, Plant and Equipment

Property, plant and equipment (except construction in progress) are stated at cost less accumulated depreciation and impairment charges. Depreciation is calculated based on the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

Buildings	5 – 35 years
Machinery and equipment	1 – 15 years
Office equipment	1 – 5 years
Motor vehicles	5 – 10 years

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
For the years ended September 30, 2015 and 2016
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

Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are remeasured into the applicable functional currencies at historical exchange rates. Transactions in currencies other than the applicable functional currencies during the period are converted into the functional currencies at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the consolidated statements of operations.

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

September 30, 2016
Balance sheet, except for equity accounts	RMB 6.6714 to US$1.00
Income statement and cash flows	RMB 6.5325 to US$1.00

September 30, 2015
Balance sheet, except for equity accounts	RMB 6.3564 to US$1.00
Income statement and cash flows	RMB 6.2224 to US$1.00

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

Net sales of products represent the invoiced value of goods sold, net of value added taxes (“VAT”), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied at the rate of 17% on the invoiced value of products sold. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns, which is based on historical sales returns data, is the Company’s best estimate of the amount of goods that will be returned from its customers.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
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

(l) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive loss in the period that includes the enactment date.

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of October 1, 2014, through September 30, 2016 amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

	Gross UTB		Surcharge	Net UTB
Balance as of October 1, 2014	$-	$	- $	-
Increase in unrecognized tax benefits taken in current year	1,815,100		-	1,815,100
Balance as of September 30, 2015	$1,815,100	$	- $	1,815,100
Transfer from current taxes payable	5,108,878		-	5,108,878
Decrease in unrecognized tax benefits taken in current year*	(23,274)		-	(23,274)
Balance as of September 30, 2016	$6,900,704	$	- $	6,900,704

As of September 30, 2016 and 2015, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

The Company’s Chinese subsidiaries are subject to taxation in the PRC. The PRC income tax returns are generally not subject to examination by the tax authorities for tax years before calendar (tax) year 2010. With a few exceptions, the calendar (tax) years 2011 -2015 remain open to examination by tax authorities in the PRC.

(m) Research and Development and Advertising Expenses

Research and development and advertising expenses are expensed as incurred. Research and development expenses consist primarily of remuneration for research and development staff, depreciation and material costs for research and development. Advertising expenses, included in sales and marketing expenses were insignificant for the years ended September 30, 2015 and 2016.

(n) Bills Payable

Bills payable represent bills issued by financial institutions to the Company’s vendors. The Company’s vendors receive payments from the financial institutions directly upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
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

(r) Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the year.

(s) Use of Estimates

The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of long-lived assets; unrecognized tax benefits, valuation allowance for obsolete inventories, receivables and deferred tax assets; provision for warranty and sales returns; and valuation of share-based compensation expense. Actual results could differ from those estimates.

(t) Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of Li-ion rechargeable batteries (but not by subproduct type or geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by ASC Topic 280 “Segment Reporting”.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

2.	Summary of Significant Accounting Policies and Practices (Continued)

(u) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(v) Reclassification

The amount of unrecognized tax benefits on the Company’s deferred government grant included in the 2015 financial statements have been reclassified to conform to the 2016 financial statement presentation. Total liabilities and total shareholders’ equity as of September 30, 2015 remained unchanged as a result of this reclassification.

(w) Recently Issued Accounting Standards

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going concern (Subtopic 205-40) which provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance in ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

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
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

2.	Summary of Significant Accounting Policies and Practices (Continued)

(w) Recently Issued Accounting Standards (Continued)

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

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

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
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

2.	Summary of Significant Accounting Policies and Practices (Continued)

(w) Recently Issued Accounting Standards (Continued)

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU to have a significant impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control. The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company does not expect that adoption of this ASU to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Pledged deposits

Pledged deposits as of September 30, 2015 and 2016 consisted of the following:

	2015	2016
Pledged deposits with bank for:
Bills payable	$1,461,757	$3,305,305
Letters of credit	57,844	-
Others*	-	1,263,722
	$1,519,601	$4,569,027

*

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,263,722 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK Power’s bank deposits totaling $1,263,722 (RMB 8,430,792) for a period of one year.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

4.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of September 30, 2015 and 2016 consisted of the following:

	2015	2016
Trade accounts receivable	$4,792,416	$4,995,564
Less: Allowance for doubtful accounts	(122,115)	(2,837,977)
	4,670,301	2,157,587
Bills receivable	101,657	224,840
	$4,771,958	$2,382,427

An analysis of the allowance for doubtful accounts is as follows:

	2015	2016
Balance at beginning of year	$-	$122,115
Provision for the year	-	2,833,615
Reversal - recoveries by cash	-	(54,118)
Charged to consolidated statements of operations and comprehensive (loss) income	124,745	2,779,497
Foreign exchange adjustment	(2,630)	(6,635)
Balance at end of year	$122,115	2,837,977

5.	Inventories

Inventories as of September 30, 2015 and 2016 consisted of the following:

	2015	2016
Raw materials	$712,713	$3,760,481
Work in progress	1,441,368	2,153,945
Finished goods	903,494	10,625,826
	$3,057,575	$16,540,252

During the years ended September 30, 2015 and 2016, write-downs of obsolete inventories to lower of cost or market of $221,172 and $439,068, respectively, were charged to cost of revenues.

6.	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2015 and 2016 consisted of the following:

	2015	2016
Value added tax recoverable	$1,719,062	$6,169,612
Prepayments to suppliers	447,430	110,566
Deposits	154,892	49,310
Staff advances	42,718	67,702
Prepaid operating expenses	195,556	175,598
Others	-	164,883
	2,559,658	6,737,671
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$2,552,658	$6,730,671

7.	Balances with Former Subsidiaries

Receivable from former subsidiaries as of September 30, 2015 and 2016 consisted of the following:

	2015	2016
Shenzhen BAK	$62,963	$-
BAK Tianjin	623,551	-
	$686,514	$-

These amounts are interest-free, unsecured and repayable on demand.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

7.	Balances with Former Subsidiaries (Continued)

Upon disposal of the Disposal Group in June 2014, the Disposal Group owed the Company a sum of $17.8 million. Management of the Company evaluated the collectability of the remaining amount and determined that $1.8 million should be impaired and offset against the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2014. During the years ended September 30, 2015, the Company determined that $1.8 million were recoverable. The recovery was treated as an adjustment to the gain on disposal of subsidiaries from discontinued operations for the year ended September 30, 2015.

Payable to former subsidiaries as of September 30, 2015 and 2016 consisted of the following:

	2015	2016
BAK Tianjin	$-	$56,188
Shenzhen BAK	-	4,326,046
	-	4,382,234

Balance as of September 30, 2016 consisted of payables for purchase of inventories from BAK Tianjin and Shenzhen BAK. From time to time, the Company purchased products from these former subsidiaries that they did not produce to meet the needs of its customers.

8.	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2015 and 2016 consisted of the following:

	2015	2016
Buildings	$18,440,000	$17,569,328
Machinery and equipment	4,020,238	4,388,160
Office equipment	37,050	82,722
Motor vehicles	147,197	168,240
	22,644,485	22,208,450
Accumulated depreciation	(369,665)	(1,473,241)
Carrying amount	$22,274,820	$20,735,209

Depreciation expense for the years ended September 30, 2015 and 2016 is included in the consolidated statements of operations as follows:

	2015	2016
Cost of revenues	$198,053	$800,604
Research and development expenses	107,803	88,048
Sales and marketing expenses	-	28
General and administrative expenses	77,139	256,186
	$382,995	$1,144,866

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $18,318,313 and $16,958,674 as of September 30, 2015 and 2016, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates. As soon as the Chinese government completes its formalities, the Company will obtain the ownership certificates. The management expects that they will obtain the property ownership certificates by March 2017.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment of its property, plant and equipment for the years ended September 30, 2015 and 2016.

During the years ended September 30, 2015 and 2016, the Company purchased machinery and equipment from BAK Tianjin in the amount of $6.8 million and nil (inclusive of VAT) respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

9.	Construction in Progress

Construction in progress as of September 30, 2015 and 2016 consisted of the following:

	2015	2016
Construction in progress	$13,009,922	$32,139,329
Prepayment for acquisition of property, plant and equipment	29,451	182,585
Carrying amount	$13,039,373	$32,321,914

Construction in progress as of September 30, 2015 and 2016 was mainly comprised of capital expenditures for the construction of the facilities and production lines of Dalian BAK Power.

For the years ended September 30, 2015 and 2016, the Company capitalized interest of $527,104 and $1,046,302, respectively, to the cost of construction in progress.

10.	Prepaid Land Use Rights, net

Prepaid land use rights as of September 30, 2015 and 2016 consisted of the followings:

	2015	2016
Prepaid land use rights	$8,838,220	$8,420,911
Accumulated amortization	(206,225)	(364,906)
	$8,631,995	$8,056,005
Less: Classified as current assets	(176,764)	(168,418)
	$8,455,231	$7,887,587

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $7,954,852 (RMB53.1 million). Other incidental costs incurred totaled $466,059 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $210,666 and $171,999 for the years ended September 30, 2015 and 2016, respectively. Annual amortization expense is expected to be approximately $168,418 over each of the next five years.

11.	Intangible Assets, net

Intangible assets as of September 30, 2015 and 2016 consisted of the followings:

	2015	2016
Computer software at cost	$27,984	$26,662
Accumulated amortization	(1,166)	(3,777)
	$26,818	$22,885

Amortization expenses were $1,191 and $2,723 for the years ended September 30, 2015 and 2016, respectively.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

12.	Bank Loans

Bank borrowings as of September 30, 2015 and 2016 consisted of the followings

	2015	2016

Short-term bank borrowings	$12,585,740	$1,498,936
Long-term bank borrowings	-	19,006,505
	$12,585,740	$20,505,441

On June 10 and 15, 2016, the Company repaid Bank of Dandong the one-year short term loans of RMB30 million and RMB50 million, respectively, obtained under its banking facilities in June 2015. On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong to provide a maximum amount of RMB130 million (approximately $19.5 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. Under the banking facilities, from June to September 2016, the Company borrowed various three-year bank loans that totaled RMB126.8 million (approximately $19.0 million), bearing fixed interest at 7.2% per annum. The banking facilities were guaranteed by Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK, Mr. Yunfei Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife.

On July 6, 2016, the Company obtained new banking facilities from Bank of Dalian to provide a maximum loan amount of RMB10 million (approximately $1.5 million) and bank acceptance of RMB40 million (approximately $6.0 million) to July 2017. The banking facilities were guaranteed by Shenzhen BAK, Mr. Yunfei Li, our CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife. On July 6, 2016, the Company borrowed a one-year term bank loan of RMB10 million (approximately $1.5 million), bearing fixed interest at 6.525% per annum.

The facilities were also secured by the Company’s assets with the following carrying amounts:

	2015	2016
Pledged deposits (note 3)	$1,519,601	$3,305,305
Prepaid land use rights (note 10)	8,631,995	8,056,005
Buildings	13,120,083	12,294,838
Machinery and equipment	3,831,790	3,041,665
Construction in progress	6,228,371	6,408,694
	33,331,840	33,106,507

As of September 30, 2016, the Company had unutilized committed banking facilities of $0.2 million.

During the years ended September 30, 2015 and 2016, interest of $527,104 and $1,046,302, respectively, was incurred on the Company's bank borrowings.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

13.	Other Short-term Loans

Other short-term loans as of September 30, 2015 and 2016 consisted of the following:

	Note	2015	2016
Advance from related parties
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$6,094	$4,205,591
– Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000
		106,094	4,305,591
Advances from unrelated third party	(c)
– Mr. Guozhu Liang		$-	14,989
– Mr. Wenwu Yu		-	70,424
– Mr. Yunfei Li (CEO of the Company since March 1, 2016)		78,661	-
		78,661	85,413

		$184,755	$4,391,004

(a)

The Company received advances from Tianjin New Energy, a related company under the control of Mr. Xiangqian Li, the Company’s former CEO, which was unsecured, non-interest bearing and repayable on demand. As of September 30, 2015 and 2016, the payable to Tianjin New Energy of $453,087 and $301,231, respectively, was included in trade accounts and bills payable.

(b)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand. The Company has fully repaid the advance to Mr. Wenwu Yu in December 2016.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

14.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2015 and 2016 consisted of the following:

	2015	2016
Construction costs payable	$8,625,828	$8,994,780
Equipment purchase payable	611,833	6,062,267
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	444,249	1,171,572
Compensation costs (note 20(ii))	-	322,672
Product warranty (note b)	-	182,741
Customer deposits	260,015	122,997
Other payables and accruals	417,937	494,492
	$11,569,981	$18,561,640

(a)

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of September 30, 2015 and 2016, no liquidated damages relating to both events have been paid.

On November 9, 2007, the Company completed a private placement for the gross proceeds to the Company of $13,650,000 by selling 3,500,000 shares of common stock at the price of $3.90 per share. Roth Capital Partners, LLC acted as the Company’s exclusive financial advisor and placement agent in connection with the private placement and received a cash fee of $819,000. The Company may have become liable for liquidated damages to certain shareholders whose shares were included in a resale registration statement on Form S-3 that the Company filed pursuant to a registration rights agreement that the Company entered into with such shareholders in November 2007. Under the registration rights agreement, among other things, if a registration statement filed pursuant thereto was not declared effective by the SEC by the 100th calendar day after the closing of the Company’s private placement on November 9, 2007, or the “Effectiveness Deadline”, then the Company would be liable to pay partial liquidated damages to each such investor of (a) 1.5% of the aggregate purchase price paid by such investor for the shares it purchased on the one month anniversary of the Effectiveness Deadline; (b) an additional 1.5% of the aggregate purchase price paid by such investor every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until the earliest of the effectiveness of the registration statement, the ten-month anniversary of the Effectiveness Deadline and the time that the Company is no longer required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations; and (c) 0.5% of the aggregate purchase price paid by such investor for the shares it purchased in the Company’s November 2007 private placement on each of the following dates: the ten-month anniversary of the Effectiveness Deadline and every thirtieth day thereafter (prorated for periods totaling less than thirty days), until the earlier of the effectiveness of the registration statement and the time that the Company no longer is required to keep such resale registration statement effective because either such shareholders have sold all of their shares or such shareholders may sell their shares pursuant to Rule 144 without volume limitations. Such liquidated damages would bear interest at the rate of 1% per month (prorated for partial months) until paid in full.

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of September 30, 2015 and 2016, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

(b)

The Company maintains a policy of providing after sales support for certain of its new EV and LEV battery products introduced since October 1, 2015 by way of a warranty program. The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability at least annually and adjusts the amounts as necessary. The Company recognized warranty expenses amounting to nil and $246,354 for the years ended September 30, 2015 and 2016, respectively, which are included in its sales and marketing expenses.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

15.	Deferred Government Grants

Deferred government grants as of September 30, 2015 and 2016 consist of the following:

	2015	2016
Total government grants	$5,380,524	$4,928,830
Less: Current portion	(181,510)	(197,645)
Non-current portion	$5,199,014	$4,731,185

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in fiscal 2016.

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

The Company offset government grants of $66,169 and $201,847 for the years ended September 30, 2015 and 2016, respectively, against depreciation expenses of the Dalian facilities.

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a) Income taxes in the consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes expenses (credit) consisted of:

	2015	2016
PRC income tax:
Current	$5,218,898	$769,373
Deferred	101,617	(96,793)
	$5,320,515	$(672,580)

United States Tax

China BAK is subject to a statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the years ended September 30, 2015 and 2016.

Hong Kong Tax

BAK Asia and BAK International are subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the years ended September 30, 2015 and 2016 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the years ended September 30, 2015 and 2016.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	2015	2016
Profit (loss) before income taxes	$19,363,204	$(11,979,614)
United States federal corporate income tax rate	35%	35%
Income tax expense (credit) computed at United States statutory corporate income tax rate	6,777,121	(4,192,865)
Reconciling items:
Over provision of deferred taxation in prior year	-	(96,793)
Rate differential for PRC earnings	(2,100,342)	1,015,843
Non-deductible expenses	310,514	125,998
Share based payments	262,558	511,769
ASC 740-10 uncertain tax position	-	769,373
Valuation allowance on deferred tax assets	70,664	2,539,255
Income tax expenses	$5,320,515	$672,580

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (Continued)

(b) Deferred tax assets and deferred tax liabilities

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted this guidance to the current fiscal year ending September 30, 2016 on a prospective basis. Adoption of this guidance resulted in a reclassification of the net current deferred tax asset to the net non-current deferred tax asset in the consolidated balance sheet as of September 30, 2016. No prior periods were retrospectively adjusted.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2015 and 2016 are presented below:

	2015	2016
Deferred tax assets
Trade accounts receivable	$32,979	$-
Inventories	54,127	-
Property, plant and equipment	5,976	-
Valuation allowance	(49,907)	-
Deferred tax assets, current	$43,175	$-

Trade accounts receivable	$-	$711,944
Inventories	-	160,222
Property, plant and equipment	-	156,628
Valuation allowance	-	(1,028,794)
Deferred tax assets, non-current	$-	$-

Net operating loss carried forward	$36,362,743	$37,923,110
Valuation allowance	(36,362,743)	(37,923,110)
Deferred tax assets, non-current	$-	-

Deferred tax liabilities, non-current
Property, plant and equipment	$142,650	$-

As of September 30, 2015 and 2016, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, respectively, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $437,933 and $6,679,401, respectively, which will expire in various years through 2021. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of September 30, 2015 and 2016 of approximately of $14.2 million and $3.4 million, respectively. The cumulative distributed earnings of foreign subsidiaries were included in accumulated deficit and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

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
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

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

On June 22, 2009, the Compensation Committee of the Company’s Board of Directors recommended and approved the grant of options to purchase 385,640 shares of the Company’s common stock to certain key employees, officers and consultants with an exercise price of $14.05 per share and a contractual life of 7 years. In accordance with the vesting provisions of the grants, the options will become vested and exercisable over five years in twenty equal quarterly installments on the first day of each fiscal quarter beginning on October 1, 2009. The options expired on June 21, 2016.

A summary of share option plan activity for these options as of September 30, 2015 and 2016 is presented below:

Weighted
		average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	shares	per share	contractual term	value (1)
Outstanding as of October 1, 2014	4,200	$14.05	1.7 years
Exercised	-
Expired	-
Forfeited	-
Outstanding as of October 1, 2015	4,200	$14.05	0.7 years
Exercised	-
Expired	(4,200)	(14.05)
Forfeited	-

Outstanding as of September 30, 2016	-	$-	-	$-

Exercisable as of September 30, 2016	-	$-	-	$-

As of September 30, 2015 and 2016, there were no unrecognized compensation costs related to the above non-vested share options.

(ii)	Restricted Shares

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

17.	Share-based Compensation (continued)

The Company recorded non-cash share-based compensation expense of $750,167 for the year ended September 30, 2015, in respect of the restricted shares granted on June 30, 2015, of which $614,167, $86,976 and $48,924 were allocated to general and administrative expenses, research and development expenses and sales and marketing expenses, respectively.

The Company recorded non-cash share-based compensation expense of $1,072,486 for the year ended September 30, 2016, in respect of the restricted shares granted on June 30, 2015, of which $878,195, $124,346 and $69,945 were allocated to general and administrative expenses, research and development expenses and sales and marketing expenses, respectively.

As of September 30, 2016, non-vested restricted shares granted on June 30, 2015 are as follows:

Non-vested shares as of October 1, 2014	-
Granted	690,000
Vested	(115,000)
Forfeited Note	-
Non-vested shares as of October 1, 2015	575,000
Granted	-
Vested	(222,500)
Forfeited Note	(22,500)
Non-vested shares as of September 30, 2016	330,000

Note: During the year ended September 30, 2016, 22,500 restricted shares were forfeited following the resignation of Mr. Chunzhi Zhang, an independent director on January 14, 2016. Unrecognized compensation cost of $48,172 was recognized as non-cash share-based compensation expenses to general and administrative expenses for the year ended September 30, 2016.

As of September 30, 2016, there was unrecognized stock-based compensation of $412,947 associated with the above restricted shares. As of September 30, 2015, 32,498 vested shares were issued. As of September 30, 2016, 282,500 vested shares were issued and 55,000 vested shares were to be issued. On October 14, 2016, the remaining 55,000 vested shares were issued.

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

The Company recorded non-cash share-based compensation expense of $389,711 for the year ended September 30, 2016, in respect of the restricted shares granted on April 19, 2016 of which $295,401, $50,663, $24,162 and $19,485 were allocated to general and administrative expenses, research and development expenses, sales and marketing expenses and cost of revenues, respectively.

As of September 30, 2016, non-vested restricted shares granted on April 19, 2016 are as follows:

Non-vested shares as of October 1, 2015	-
Granted	500,000
Vested	-
Forfeited Note	(8,000)
Non-vested shares as of September 30, 2016	492,000

Note: During the year ended September 30, 2016, 8,000 restricted shares were forfeited following the resignation of two employees in September 2016. Unrecognized compensation cost of $10,196 was recognized as non-cash share-based compensation expenses to sales and marketing expenses for the year ended September 30, 2016.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

17.	Share-based Compensation (continued)

(ii)	Restricted Shares (continued)

As of September 30, 2016, there was unrecognized stock-based compensation of $950,289 associated with the above restricted shares.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the years ended September 30, 2015 and 2016.

18.	Earnings (Loss) Per Share

The following is the calculation of earnings (loss) per share:

	2015	2016
Net profit (loss) from continuing operations	$14,042,689	$(12,652,194)
Income from discontinued operations	1,831,237	-
Net profit (loss)	$15,873,926	$(12,652,194)

Weighted average shares used in basic computation (note)	12,718,388	17,786,374
Dilutive effect of unvested restricted shares	162,733	-
Weighted average shares used in diluted computation	12,881,121	17,786,374

Earnings (loss) per share – Basic
From continuing operations	$1.10	$(0.71)
From discontinued operations	0.14	-
	$1.24	$(0.71)

Earnings (loss) per share –Diluted
From continuing operations	$1.09	$(0.71)
From discontinued operations	0.14	-
	$1.23	$(0.71)

Note:

Including (i) 82,502 and 55,000 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the years ended September 30, 2015 and 2016, respectively; and (ii) 4,376,731 and nil shares to be issued to the investors as of September 30, 2015 and 2016, respectively, on conversion of loans pursuant to the Debt Conversion Agreement on September 29, 2015 (Note 1).

For the year ended September 30, 2015 and 2016, the outstanding 4,200 stock options were anti-dilutive and excluded from diluted earnings per share.

For the year ended September 30, 2016, 822,000 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, trade accounts and bills receivable, other receivables, balances with former subsidiaries, other short-term loans, short-term and long-term bank loans and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

20.	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2015 and 2016, the Company had the following contracted capital commitments:

	2015	2016
For construction of buildings	$1,819,977	$3,302,524
For purchases of equipment	68,718	469,542
Capital injection to Dalian BAK Power and Dalian BAK Trading Note	15,553,656	9,895,996
	$17,442,351	$13,668,062

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,268,036 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which the Company already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK’s bank deposits totaling $1,268,036 (RMB 8,430,792) for a period of one year.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

21.	Concentrations and Credit Risk

(a) Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the years ended September 30, 2015 and 2016 as follows:

	2015			2016
Customer A	$6,036,172	43.41%	$	*	*
Customer B	2,252,816	16.20%		*	*
BAK Tianjin	1,470,579	10.58%		*	*
Customer C	*	*		3,574,273	34.47%
Customer D	*	*		2,442,816	23.56%

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable as of September 30, 2015 and 2016 as follows:

	2015			2016
Customer B	$3,146,177	65.93%	$	*	*
Customer A	763,738	16.01%		*	*
Customer C	*	*		1,529,703	64.21%

For the years ended September 30, 2015 and 2016, the Company recorded the following transactions:

	2015	2016
Purchase of inventories from
BAK Tianjin	$10,536,887	$2,743,618
Shenzhen BAK	-	5,565,461
Tianjin BAK New Energy (Note 13)	395,593	-

Sales of finished goods to
BAK Tianjin	1,470,579	636,331
Shenzhen BAK	-	102,322
Tianjin BAK New Energy (Note 13)	298,983	-
Zhengzhou BAK Battery Co., Ltd *	17,063	576

Sales of raw materials to
Shenzhen BAK	1,377,004	836,425

* Mr. Xiangqian Li, the former CEO, is a director of this company.

(b) Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2015 and 2016, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

22.	Segment Information

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

After the disposal of BAK International, the Company focused on producing high-power lithium battery cells. Net revenues from continuing operations for the years ended September 30, 2015 and 2016 were as follows:

Net revenues by product:

	2015	2016
High power lithium batteries used in:
Electric vehicles	$-	$6,488,149
Light electric vehicles	-	553,390
Uninterruptable supplies	13,904,414	3,327,905
Total	$13,904,414	$10,369,444

Net revenues by geographic area:

	2015	2016
Mainland China	$13,904,414	$9,017,227
Europe	-	456,795
PRC Taiwan	-	412,963
Korea	-	258,248
Israel	-	224,211
Total	$13,904,414	$10,369,444

Substantially all of the Company’s long-lived assets are located in the PRC.

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

23.	China BAK Battery, Inc. (Parent Company)

Under PRC regulations, subsidiaries in PRC (“the PRC subsidiaries”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, the PRC subsidiaries are required to set aside at least 10% of their after tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of September 30, 2015 and 2016, additional transfers of $15,250,000 and $15,019,489  were required for Dalian BAK Power and Dalian BAK Trading before the statutory general reserve reached 50% of the registered capital of the PRC subsidiaries, respectively. As of September 30, 2015 and 2016, there was nil and $1,230,511 appropriation from retained earnings and set aside for statutory general reserves by the PRC subsidiaries. BAK Dalian did not have after tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of September 30, 2015 and 2016. Dalian BAK Power had after tax profits of $15,769,742 and after tax loss of $10,790,255 in fiscal 2015 and 2016, respectively.

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

China BAK Battery, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2015 and 2016
(In US$ except for number of shares)

23.	China BAK Battery, Inc. (Parent Company)(continued)

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CHINA BAK BATTERY, INC.
PARENT COMPANY STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2016

	2015	2016

REVENUE, net	$-	$-

OPERATING EXPENSES:

Salaries and consulting expenses	(795,167)	(1,565,530)

General and administrative	(848,679)	(439,009)

Total operating expenses	(1,643,846)	(2,004,539)

LOSS FROM OPERATIONS	(1,643,846)	(2,004,539)

OTHER INCOME:	-	182,708

LOSS ATTRIBUTABLE TO PARENT COMPANY	(1,643,846)	(1,821,831)

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	17,517,772	(10,830,363)

NET INCOME (LOSS) AVAILABLE TO SHAREHOLDERS	$15,873,926	$(12,652,194)

CHINA BAK BATTERY, INC.
PARENT COMPANY BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND 2016

	2015	2016
ASSETS

CURRENT ASSETS:
Other receivables	$-	$-
Total current assets	-	-

Interests in subsidiaries	23,279,070	16,684,482
Total assets	$23,279,070	$16,684,482

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other payables	$1,610,183	$1,594,486
Total current liabilities	1,610,183	1,594,486

SHAREHOLDERS' EQUITY	21,668,887	15,089,996
Total liabilities and shareholders' equity	$23,279,070	$16,684,482

23.	China BAK Battery, Inc. (Parent Company)(continued)

CHINA BAK BATTERY, INC.
PARENT COMPANY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2016

	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to shareholders	$15,873,926	$(12,652,194)
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (earnings) loss of subsidiaries	(17,517,772)	10,830,363
Provision for doubtful debts	7,000	-
Share based compensation	750,167	1,462,197
Change in operating assets and liabilities
Accrued expenses and other payable	(27,501)	(15,697)
Net cash used in operating activities	(914,180)	(375,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in interest in subsidiaries	914,180	(5,141,269)
Net cash provided by (used in) investing activities	914,180	(5,141,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	5,516,600
Net cash provided by financing activities	-	5,516,600

CHANGE IN CASH	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

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

Date: January 13, 2017

CHINA BAK BATTERY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Wenwu Wang
Wenxu Wang
Interim Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunfei Li	Chairman and Chief Executive Officer	January 13, 2017
Yunfei Li	(Principal Executive Officer)

/s/ Wenwu Wang	Interim Chief Financial Officer	January 13, 2017
Wenxu Wang	(Principal Financial and Accounting Officer)

/s/ Guosheng Wang	Director	January 13, 2017
Guosheng Wang

/s/ J. Simon Xue	Director	January 13, 2017
J. Simon Xue

/s/ Martha C. Agee	Director	January 13, 2017
Martha C. Agee

/s/ Jianjun He	Director	January 13, 2017
Jianjun He

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 8, 2006)

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 19, 2007)

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

10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 3, 2016)

14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)

21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed on January 13, 2015).

23.1*	Consent of Centurion ZD CPA Limited

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Deed of Waiver and Release, dated July 4, 2014, by and among, Shenzhen BAK, the Company, BAK International and Mr. Wang (incorporated by reference to Exhibit 99.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 19, 2014).

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Filed herewith