Form 10-QT
period 2016-12-31
CBAK Energy Technology, Inc.
filed 2017-03-01
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2016 to December 31, 2016

Commission File Number: 001-32898

CBAK ENERGY TECHNOLOGY, INC.
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

China BAK Battery, Inc.
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ]    No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 27, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	19,600,469

CBAK ENERGY TECHNOLOGY, INC.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2016

CBAK Energy Technology, Inc. and Subsidiaries
Condensed Consolidated balance sheets
As of September 30, 2016 and December 31, 2016
(In US$)

		September 30,	December 31,
	Note	2016	2016
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$1,953,295	$408,713
Pledged deposits	2	4,569,027	4,278,144
Trade accounts and bills receivable, net	3	2,382,427	2,468,387
Inventories	4	16,540,252	17,094,922
Prepayments and other receivables	5	6,730,671	6,675,351
Prepaid land use rights, current portion	9	168,418	161,790

Total current assets		32,344,090	31,087,307

Property, plant and equipment, net	7	20,735,209	20,010,903
Construction in progress	8	32,321,914	33,457,043
Prepaid land use rights, non-current	9	7,887,587	7,536,733
Intangible assets, net	10	22,885	21,344

Total assets		$93,311,685	$92,113,330

Liabilities
Current liabilities
Trade accounts and bills payable		$18,551,836	$15,580,655
Short-term bank loans	11	1,498,936	1,439,947
Other short-term loans	12	4,391,004	10,524,778
Accrued expenses and other payables	13	18,561,640	19,382,593
Payables to former subsidiaries, net	6	4,382,234	2,488,859
Deferred government grants, current	14	197,645	142,400

Total current liabilities		47,583,295	49,559,232

Long-term bank loans	11	19,006,505	18,258,528
Deferred government grants, non-current	14	4,731,185	4,556,861
Long term tax payable	15	6,900,704	7,061,140

Total liabilities		78,221,689	79,435,761

Commitments and contingencies	19

Shareholders' equity
Common stock $0.001 par value; 500,000,000 authorized ; 19,689,674 issued and 19,545,468 outstanding as of September 30, 2016; 19,744,675 issued and 19,600,469 outstanding as of December 31, 2016		19,690	19,745
Donated shares		14,101,689	14,101,689
Additional paid-in capital		145,008,043	145,353,067
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(139,804,975)	(141,999,372)
Accumulated other comprehensive loss		(1,398,352)	(1,961,461)
		19,156,606	16,744,179
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders' equity		15,089,996	12,677,569

Total liabilities and shareholder's equity		$93,311,685	$92,113,330

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed Consolidated statements of operations and comprehensive loss
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

	Note	2015	2016

Net revenues	21	$5,500,589	$3,500,516
Cost of revenues		(5,658,887)	(3,974,617)
Gross loss		(158,298)	(474,101)
Operating expenses:
Research and development expenses		(747,537)	(439,005)
Sales and marketing expenses		(170,458)	(172,972)
General and administrative expenses		(983,024)	(1,109,297)
Provision for doubtful accounts		(46,687)	(44,861)
Total operating expenses		(1,947,706)	(1,766,135)
Operating loss		(2,106,004)	(2,240,236)
Finance income, net		2,006	9,000
Other income, net		43,392	36,839
Loss before income tax		(2,060,606)	(2,194,397)
Income tax expense	15	(72,067)	-
Net loss		(2,132,673)	(2,194,397)
Other comprehensive loss
– Foreign currency translation adjustment		(486,190)	(563,109)
Comprehensive loss		$(2,618,863)	$(2,757,506)

Loss per share – Basic and diluted	17	$(0.12)	$(0.11)

Weighted average number of shares of common stock – Basic and diluted	17	17,171,953	19,745,873

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed Consolidated statements of changes in shareholders’ equity
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional	Statutory		other	Treasury shares		Total
	Number		Donated	paid-in	reserves	Accumulated	comprehensive	Number		shareholders’
	of shares	Amount	shares	capital	(Note)	deficit	loss	of shares	Amount	equity

Balance as of October 1, 2015	12,856,301	$12,856	$14,101,689	$138,036,080	$-	$(125,922,270)	$(492,858)	(144,206)	$(4,066,610)	$21,668,887
Net loss	-	-	-	-	-	(2,132,673)	-	-	-	(2,132,673)
Transfer to statutory reserves	-	-	-	-	1,230,511	(1,230,511)	-	-	-	-
Common stock issued to new investors	4,376,731	4,377	-	(4,377)	-	-	-	-	-	-
Share-based compensation for employee and director stock awards	-	-	-	373,464	-	-	-	-	-	373,464
Common stock issued to employees and directors for stock awards	56,667	57	-	(57)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(486,190)	-	-	(486,190)

Balance as of December 31, 2015	17,289,699	$17,290	$14,101,689	$138,405,110	$1,230,511	$(129,285,454)	$(979,048)	(144,206)	$(4,066,610)	$19,423,488

Balance as of October 1, 2016	19,689,674	$19,690	$14,101,689	$145,008,043	$1,230,511	$(139,804,975)	$(1,398,352)	(144,206)	$(4,066,610)	$15,089,996

Net loss	-	-	-	-	-	(2,194,397)	-	-	-	(2,194,397)
Share-based compensation for employee and director stock awards	-	-	-	345,079	-	-	-	-	-	345,079
Common stock issued to employees and directors for stock awards	55,001	55	-	(55)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(563,109)	-	-	(563,109)

Balance as of December 31, 2016	19,744,675	$19,745	$14,101,689	$145,353,067	$1,230,511	$(141,999,372)	$(1,961,461)	(144,206)	$(4,066,610)	$12,677,569

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

On December 31, 2015, the board of directors of Dalian BAK Power approved the transfer of $1,230,511, representing 10% of Dalian BAK Power’s profits after tax for the calendar year ended December 31, 2015, to the statutory reserve.

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Condensed Consolidated statements of cash flows
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$)

	2015	2016

Cash flows from operating activities
Net loss	$(2,132,673)	$(2,194,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285,873	233,913
Provision for doubtful debts	46,687	44,861
Write-down of inventories	142,125	414,919
Share-based compensation	373,464	345,079
Deferred tax assets	72,067	-
Exchange loss	107,271	121,768
Changes in operating assets and liabilities:
Trade accounts and bills receivable	(124,184)	(227,521)
Inventories	(1,609,877)	(1,640,307)
Prepayments and other receivables	(823,758)	(212,989)
Trade accounts and bills payable	5,237,197	(2,277,799)
Accrued expenses and other payables	379,903	407,055
Income taxes payable	-	439,080
Trade receivable from and payables to former subsidiaries	(3,287,802)	(1,778,157)
Net cash used in operating activities	(1,333,707)	(6,324,495)

Cash flows from investing activities
(Increase) decrease in pledged deposits	(606,979)	112,893
Proceeds on disposal of property, plant and equipment	-	7,904
Purchases of property, plant and equipment and construction in progress	(4,596,853)	(1,669,885)
Net cash used in investing activities	(5,203,832)	(1,549,088)

Cash flows from financing activities
Borrowings from unrelated parties	-	1,108,459
Borrowings from related parties	-	5,297,399
Net cash provided by financing activities	-	6,405,858

Effect of exchange rate changes on cash and cash equivalents	(144,495)	(76,857)
Net decrease in cash and cash equivalents	(6,682,034)	(1,544,582)
Cash and cash equivalents at the beginning of period	6,762,745	1,953,295
Cash and cash equivalents at the end of period	$80,711	$408,713

Non-cash transactions:
Transfer of construction in progress to property, plant and equipment	$-	$298,203
Cash paid during the period for:
Income taxes	$-	$-
Interest, net of amounts capitalized	$-	$-

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

On January 10, 2017, China BAK Battery, Inc. (“China BAK” or the "Company") filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger between the Company and the Company’s newly formed, wholly owned subsidiary, CBAK Merger Sub, Inc. (the “Merger Sub”). According to the Articles of Merger, effective January 16, 2017, the Merger Sub merged with and into the Company with the Company being the surviving entity (the "Merger"). As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of the Company's name.

Effective January 16, 2017, the name of the Company was changed to CBAK Energy Technology, Inc. The trading symbol of the Company's common stock remains as "CBAK".

On January 16, 2017, the Board of Directors of the Company approved a change in the Company’s fiscal year end from September 30 to December 31. Accordingly, the Company’s next Annual Report on Form 10-K will be for the fiscal year ending December 31, 2017. With this fiscal year end change, the Company files a transition report on Form 10-Q for the period from October 1, 2016 through December 31, 2016.

China BAK is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. China BAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as "Li-ion" or "Li-ion cell") high power rechargeable batteries. Prior to the disposal of BAK International Limited (“BAK International”) and its subsidiaries (see below), the batteries produced by the Company were for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric vehicles, and general industrial applications. After the disposal of BAK International and its subsidiaries on June 30, 2014, the Company will focus on the manufacture, commercialization and distribution of high power lithium ion rechargeable batteries for use in cordless power tools, light electric vehicles, hybrid electric vehicles, electric cars, electric busses, uninterruptable power supplies and other high power applications.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
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

These condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of September 30, 2016, which was derived from the Company’s audited financial statements, and (b) the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company for the year ended September 30, 2016.

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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Battery”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of September 30, 2016 and December 31, 2016, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian BAK Trading Co., Ltd. (“Dalian BAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian BAK Power Battery Co., Ltd. (“Dalian BAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (Continued)

Basis of Presentation and Organization (Continued)

The Company continued its business and continued to generate revenues from sale of batteries via subcontracting the production to BAK Tianjin, a former subsidiary before the completion of construction and operation of its facility in Dalian. BAK Tianjin had become a supplier of the Company until September 2016 when BAK Tianjin ceased production, and the Company does not have any significant benefits or liability from the operating results of BAK Tianjin except the normal risk with any major supplier.

As of the date of this report, Mr. Xiangqian Li is no longer a director of BAK International and BAK Tianjin. He remained as a director of Shenzhen BAK and BAK Battery.

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of December 31, 2016, Mr. Yunfei Li held 3,007,500 shares or 15.3% and Mr. Xiangqian Li held 257,502 shares or 1.3% of the Company’s outstanding stock, respectively.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of September 30, 2016 and December 31, 2016. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

In June and July 2015, the Company received advances of approximately $9.8 million from potential investors. On September 29, 2015, the Company entered into a Debt Conversion Agreement with these investors. Pursuant to the terms of the Debt Conversion Agreement, each of the creditors agreed to convert existing loan principal of $9,847,644 into an aggregate 4,376,731 shares of common stock of the Company (“the Shares”) at a conversion price of $2.25 per share. Upon receipt of the Shares on October 16, 2015, the creditors released the Company from all claims, demands and other obligations relating to the Debts. As such, no interest was recognized by the Company on the advances from investors pursuant to the supplemental agreements with investors and the Debt Conversion Agreement.

In June 2016, the Company received further advances in the aggregate of $2.9 million from Mr. Jiping Zhou and Mr. Dawei Li. These advances were unsecured, non-interest bearing and repayable on demand. On July 8, 2018, the Company received further advances of $2.6 million from Mr Jiping Zhou. On July 28, 2016, the Company entered into securities purchase agreements with Mr. Jiping Zhou and Mr. Dawei Li to issue and sell an aggregate of 2,206,640 shares of common stock of the Company, at $2.5 per share, for an aggregate consideration of approximately $5.52 million. On August 17, 2016, the Company issued these shares to the investors.

On February 17, 2017, the Company signed a letter of understanding with each of eight individual investors, who are also the Company’s current shareholders, including the Company’s CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of the Company’s common stock totaling $10 million, but the purchase price was not determined at the time of the letter. Each of the shareholders is expected to enter into a definitive securities purchase agreement with the Company within the next few months under which the purchase price of shares will be determined based on the market price at the closing of such purchase. The shareholders have already paid the Company a total of $2.02 million as deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a deposit of $225,784. The issuance of the shares to the investors is expected to be made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder.

On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong to provide a maximum amount of RMB130 million (approximately $18.7 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Xianqian Li, the Company’s former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK, Mr. Yunfei Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife. The facilities were also secured by part of its Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, from June to September 2016, the Company borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.3 million), bearing fixed interest at 7.2% per annum. The Company also borrowed a series of revolving bank acceptance totaled $0.4 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills.

On July 6, 2016, the Company obtained banking facilities from Bank of Dalian to provide a maximum amount of RMB10 million (approximately $1.4 million) and bank acceptance bills of RMB40 million (approximately $5.8 million) to July 2017. The banking facilities were guaranteed by Mr. Yunfei Li, the Company’s CEO, Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (Continued)

Basis of Presentation and Organization (Continued)

Under the banking facilities, on July 6, 2016, the Company borrowed one year short-term loan of RMB10 million (approximately $1.4 million), bearing a fixed interest rate at 6.525% per annum. The Company also borrowed a series of RMB40 million (approximately $5.8 million) of bank acceptance bills payable from Bank of Dalian, and bank deposit of 50% was required to secure against these bank acceptance bills.

As of December 31, 2016, the Company had unutilized committed banking facilities of $0.3 million. The Company plans to renew these loans upon maturity.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments in this update are effective at the same time as the amendments in ASU 2014-09. The Company is evaluating the effect this ASU will have on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2.	Pledged deposits

Pledged deposits as of September 30, 2016 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2016	2016
Pledged deposits for:
Bills payable	$3,305,305	$3,064,155
Others*	1,263,722	1,213,989
	$4,569,027	$4,278,144

*

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,213,989 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $29,481 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for as of December 31, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK Power’s bank deposits totaling $1,213,989 (RMB 8,430,792) for a period of one year.

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of September 30, 2016 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2016	2016
Trade accounts receivable	$4,995,564	$5,169,593
Less: Allowance for doubtful accounts	(2,837,977)	(2,761,144)
	2,157,587	2,408,449
Bills receivable	224,840	59,938
	$2,382,427	$2,468,387

An analysis of the allowance for doubtful accounts is as follows:

	December 31,	December 31,
	2015	2016
Balance at beginning of period	$122,115	$2,837,977
Provision for the period	46,687	44,861
Write off	-	(9,438)
Foreign exchange adjustment	(3,361)	(112,256)
Balance at end of period	$165,441	$2,761,144

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

4.	Inventories

Inventories as of September 30, 2016 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2016	2016
Raw materials	$3,760,481	$2,570,942
Work in progress	2,153,945	1,333,949
Finished goods	10,625,826	13,190,031
	$16,540,252	$17,094,922

During the three months ended December 31, 2015 and 2016, write-downs of obsolete inventories to lower of cost or market of $142,125 and $414,919, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2016 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2016	2016
Value added tax recoverable	$6,169,612	$6,238,056
Prepayments to suppliers	110,566	148,247
Deposits	49,310	28,763
Staff advances	67,702	46,572
Prepaid operating expenses	175,598	220,713
Others	164,883	-
	6,737,671	6,682,351
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$6,730,671	$6,675,351

6.	Payables to Former Subsidiaries

Payable to former subsidiaries as of September 30, 2016 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2016	2016
BAK Tianjin	$56,188	$194,774
Shenzhen BAK	4,326,046	2,294,085
	$4,382,234	$2,488,859

Balance as of September 30, 2016 and December 31, 2016 consisted of payables for purchase of inventories from BAK Tianjin and Shenzhen BAK. From time to time, the Company purchased products from these former subsidiaries that they did not produce to meet the needs of its customers.

7.	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2016 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2016	2016
Buildings	$17,569,328	$16,877,909
Machinery and equipment	4,388,160	4,473,631
Office equipment	82,722	96,655
Motor vehicles	168,240	193,165
	22,208,450	21,641,360
Accumulated depreciation	(1,473,241)	(1,630,457)
Carrying amount	$20,735,209	$20,010,903

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

7.	Property, Plant and Equipment, net (Continued)

During the three months period ended December 31, 2016 and 2015, the Company incurred depreciation expense of $228,335 and 286,356, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $16,958,674 and $16,178,549 as of September 30, 2016 and December 31, 2016, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates. As soon as the Chinese government completes its formalities, the Company will obtain the ownership certificates. The management expects that they will obtain the property ownership certificates by March 2017.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment of its property, plant and equipment as of September 30, 2016 and December 31, 2016.

8.	Construction in Progress

Construction in progress as of September 30, 2016 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2016	2016
Construction in progress	$32,139,329	$33,277,338
Prepayment for acquisition of property, plant and equipment	182,585	179,705
Carrying amount	$32,321,914	$33,457,043

Construction in progress as of September 30, 2016 and December 31, 2016 was mainly comprised of capital expenditures for the construction of the facilities and production lines of Dalian BAK Power.

For the three months ended December 31, 2015 and 2016, the Company capitalized interest of $248,092 and $365,863, respectively, to the cost of construction in progress.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

9.	Prepaid Land Use Rights, net

Prepaid land use rights as of September 30, 2016 and December 31, 2016 consisted of the followings:

	September 30,	December 31,
	2016	2016
Prepaid land use rights	$8,420,911	$8,089,516
Accumulated amortization	(364,906)	(390,993)
	$8,056,005	$7,698,523
Less: Classified as current assets	(168,418)	(161,790)
	$7,887,587	$7,536,733

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $7,641,799 (RMB53.1 million). Other incidental costs incurred totaled $447,718 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $43,955 and $41,110 for the three months ended December 31, 2015 and 2016, respectively.

10.	Intangible Assets, net

Intangible assets as of September 30, 2016 and December 31, 2016 consisted of the followings:

	September 30,	December 31,
	2016	2016
Computer software at cost	$26,662	$25,613
Accumulated amortization	(3,777)	(4,269)
	$22,885	$21,344

Amortization expenses were $697 and $651 for the three months ended December 31, 2015 and 2016, respectively.

11.	Bank Loans

Bank borrowings as of September 30, 2016 and December 31, 2016 consisted of the followings

	September 30,	December 31,
	2016	2016
Short-term bank borrowings	$1,498,936	$1,439,947
Long-term bank borrowings	19,006,505	18,258,528
	$20,505,441	$19,698,475

On June 10 and 15, 2016, the Company repaid Bank of Dandong the one-year short term loans of RMB30 million and RMB50 million, respectively, obtained under its banking facilities in June 2015. On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong to provide a maximum amount of RMB130 million (approximately $18.7 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. Under the banking facilities, from June to September 2016, the Company borrowed various three-year bank loans that totaled RMB126.8 million (approximately $18.3 million), bearing fixed interest at 7.2% per annum. The banking facilities were guaranteed by Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK, Mr. Yunfei Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife.

On July 6, 2016, the Company obtained new banking facilities from Bank of Dalian to provide a maximum loan amount of RMB10 million (approximately $1.4 million) and bank acceptance of RMB40 million (approximately $5.8 million) to July 2017. The banking facilities were guaranteed by Shenzhen BAK, Mr. Yunfei Li, our CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife. On July 6, 2016, the Company borrowed a one-year term bank loan of RMB10 million (approximately $1.4 million), bearing fixed interest at 6.525% per annum.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

11.	Bank Loans (Continued)

The facilities were also secured by the Company’s assets with the following carrying amounts:

	September 30,	December 31,
	2016	2016
Pledged deposits (note 2)	$3,305,305	$3,064,155
Prepaid land use rights (note 9)	8,056,005	7,698,523
Buildings	12,294,838	11,729,172
Machinery and equipment	3,041,665	2,598,882
Construction in progress	6,408,694	6,156,488
	33,106,507	31,247,220

As of December 31, 2016, the Company had unutilized committed banking facilities of $0.5 million.

During the three months ended December 31, 2015 and 2016, interest of $248,092 and $365,710, respectively, was incurred on the Company's bank borrowings.

12.	Other Short-term Loans

Other short-term loans as of September 30, 2016 and December 31, 2016 consisted of the following:

			September 30,	December 31,
		Note	2016	2016
Advance from related parties
–	Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$4,205,591	$9,252,127
–	Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000
			4,305,591	9,352,127
Advances from unrelated third parties
–	Mr. Guozhu Liang	(c)	14,989	14,399
–	Mr. Wenwu Yu	(c)	70,424	145,410
–	Mr. Mingzhe Li	(c)	-	796,850
–	Ms. Longqian Peng	(c)	-	215,992
			85,413	1,172,651

			$4,391,004	$10,524,778

(a)

The Company received advances from Tianjin New Energy, a related company under the control of Mr. Xiangqian Li, the Company’s former CEO, which was unsecured, non-interest bearing and repayable on demand. On November 1, 2016, Mr. Xiangqian Li ceased to be a shareholder but remained as a general manager of Tianjin New Energy. As of September 30, 2016 and December 31, 2016, the payable to Tianjin New Energy of $301,231 and $20,384, respectively, was included in trade accounts and bills payable.

(b)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2016 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2016	2016
Construction costs payable	$8,994,780	$7,322,941
Equipment purchase payable	6,062,267	8,229,828
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	1,171,572	1,532,802
Compensation costs (note 19(ii))	322,672	309,974
Product warranty (note b)	182,741	205,404
Customer deposits	122,997	62,231
Other payables and accruals	494,492	509,294
	$18,561,640	$19,382,593

(a)

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of September 30, 2016 and December 31, 2016, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of September 30, 2016 and December 31, 2016, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables (Continued)

(b)

The Company maintains a policy of providing after sales support for certain of its new EV and LEV battery products introduced since October 1, 2015 by way of a warranty program. The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability at least annually and adjusts the amounts as necessary. The Company recognized warranty expenses amounting to $63,504 and $32,816 for the quarters ended December 31, 2015 and 2016, respectively, which are included in its sales and marketing expenses.

14.	Deferred Government Grants

Deferred government grants as of September 30, 2016 and December 31, 2016 consist of the following:

	September 30,	December 31,
	2016	2016
Total government grants	$4,928,830	$4,699,261
Less: Current portion	(197,645)	(142,400)
Non-current portion	$4,731,185	$4,556,861

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in fiscal 2016 and 2017.

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

The Company offset government grants of $45,135 and $36,183 for the three months ended December 31, 2015 and 2016, respectively, against depreciation expenses of the Dalian facilities.

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes expenses consisted of:

	Three months ended December 31,
	2016	2016
PRC income tax:
Current	$-	$-
Deferred	72,067	-
	$72,067	$-

United States Tax
China BAK is subject to a statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three months ended December 31, 2015 and 2016.

Hong Kong Tax
BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three months ended December 31, 2015 and 2016 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax
The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three months ended December 31, 2015 and 2016.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (Continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	Three months ended December 31,
	2015	2016
Loss before income taxes	$(2,060,606)	$(2,194,397)
United States federal corporate income tax rate	35%	35%
Income tax credit computed at United States statutory corporate income tax rate	(721,212)	(768,039)
Reconciling items:
Rate differential for PRC earnings	163,796	169,700
Non-deductible expenses	14,786	53,326
Share based payments	130,712	120,778
Valuation allowance on deferred tax assets	499,600	424,235
Others	(15,615)	-
Income tax expenses	$72,067	$-

(a)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2016 and December 31, 2016 are presented below:

	September 30,	December 31,
	2016	2016
Deferred tax assets
Trade accounts receivable	$711,944	$692,736
Inventories	160,222	254,852
Property, plant and equipment	156,628	373,287
Net operating loss carried forward	37,923,110	38,055,264
Valuation allowance	(38,951,904)	(39,376,139)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of September 30, 2016 and December 31, 2016, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, respectively, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $6,679,401 and $7,213,329, respectively, which will expire in various years through 2021. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of September 30, 2016 and December 31, 2016 of approximately of $3.7 million and $2.0 million, respectively. The cumulative distributed earnings of foreign subsidiaries were included in accumulated deficit and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (Continued)

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of October 1, 2016, through December 31, 2016 amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

	Gross UTB	Surcharge	Net UTB

Balance as of October 1, 2016	$6,900,704	$-	$6,900,704
Increase in unrecognized tax benefits taken in current period	160,436	-	160,436
Balance as of December 31, 2016	$7,061,140	$-	$7,061,140

As of September 30, 2016 and December 31, 2016, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

16.	Share-based Compensation

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

The Company recorded non-cash share-based compensation expense of $131,680 for three months ended December 31, 2016, in respect of the restricted shares granted on June 30, 2015, of which $107,825, $15,267 and $8,588 were allocated to general and administrative expenses, research and development expenses and sales and marketing expenses, respectively.

As of December 31, 2016, non-vested restricted shares granted on June 30, 2015 are as follows:

Non-vested shares as of October 1, 2016	330,000
Granted	-
Vested	(55,000)
Forfeited	-
Non-vested shares as of December 31, 2016	275,000

As of December 31, 2016, there was unrecognized stock-based compensation of $281,266 associated with the above restricted shares. As of December 31, 2016, 55,000 vested shares were to be issued. On February 2017, the remaining 55,000 vested shares were issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

16.	Share-based Compensation (Continued)

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

The Company recorded non-cash share-based compensation expense of $213,399 for the three months ended December 31, 2016, in respect of the restricted shares granted on April 19, 2016 of which $161,756, $27,742, $13,231 and $10,670 were allocated to general and administrative expenses, research and development expenses, sales and marketing expenses and cost of revenues, respectively.

As of September 30, 2016, non-vested restricted shares granted on April 19, 2016 are as follows:

Non-vested shares as of October 1, 2016	492,000
Granted	-
Vested	(56,500)
Forfeited Note	(2,000)
Non-vested shares as of September 30, 2016	433,500

Note: During the three months ended December 31, 2016, 2,000 restricted shares were forfeited following the resignation of one employee in October 2016. Unrecognized compensation cost of $2,935 was recognized as non-cash share-based compensation expenses to sales and marketing expenses for the three months ended December 31, 2016.

As of December 31, 2016, there was unrecognized stock-based compensation of $736,890 associated with the above restricted shares. As of December 31, 2016, 56,500 vested shares were to be issued. On February 2017, the remaining 56,500 vested shares were issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three months ended December 31, 2015 and 2016.

17.	Loss Per Share

The following is the calculation of loss per share:

	Three months ended December 31,
	2015	2016
Net loss	$(2,132,673)	$(2,194,397)

Weighted average shares used in basic and diluted computation (note)	17,171,953	19,745,873

Loss per share	$(0.12)	$(0.11)

Note:	Including 83,335 and 111,500 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three months ended December 31, 2015 and 2016, respectively.

For the three months ended December 31, 2015 and 2016, 517,500 and 708,500 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, pledged deposits, trade accounts and bills receivable and payable, other receivables, balances with former subsidiaries, other short-term loans, short-term and long-term bank loans and other payables approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

19.	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2016 and December 31, 2016, the Company had the following contracted capital commitments:

	September 30,	December 31,
	2016	2016
For construction of buildings	$3,302,524	$2,225,978
For purchases of equipment	469,542	451,063
Capital injection to Dalian BAK Power and Dalian BAK Trading Note	9,895,996	9,895,996
	$13,668,062	$12,573,037

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,213,989 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which the Company already accrued for as of December 31, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK’s bank deposits totaling $1,213,989 (RMB 8,430,792) for a period of one year.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
(In US$ except for number of shares)

20.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended December 31, 2015 and 2016 as follows:

	Three months ended December 31,
	2015			2016
Customer A	$2,436,471	44.29%	$	*	*
Customer B	1,202,286	21.86%		*	*
Customer C	947,653	17.23%		*	*
Tianjin New Energy (note 12)	*	*		2,352,577	67.21%
Customer D	*	*		559,646	15.99%

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable as of September 30, 2016 and December 31, 2016 as follows:

	September 30, 2016		December 31, 2016
Customer A	$1,529,703	64.21%	$1,286,206	52.11%
Customer D	*	*	857,180	34.73%

* Comprised less than 10% of accounts receivable as of the end of the respective period.

For the three months ended December 31, 2015, and 2016, the Company recorded the following transactions:

	Three months ended December 31,
	2015	2016
Purchase of inventories from
BAK Tianjin	$3,044,905	$-
Shenzhen BAK	5,344	1,547,424

Sales of finished goods to
BAK Tianjin	341,230	7,296
Shenzhen BAK	-	30,601
Zhengzhou BAK Battery Co., Ltd*	-	2,693

Sales of raw materials to
Shenzhen BAK	598,319	-

*Mr. Xiangqian Li, the former CEO, is a director of this company.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2016 and December 31, 2016, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended December 31, 2015 and 2016
(Unaudited)
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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three months ended December 31, 2015 and 2016 were as follows:

Net revenues by product:

	Three months ended December 31,
	2015	2016
High power lithium batteries used in:
Electric vehicles	$3,664,924	$687,182
Light electric vehicles	91,724	208,531
Uninterruptable supplies	1,743,941	2,604,803
Total	$5,500,589	$3,500,516

Net revenues by geographic area:

	Three months ended December 31,
	2015	2016
Mainland China	$5,390,127	$3,215,912
Taiwan	109,468	-
France	-	120,916
Israel	-	108,995
USA	-	54,693
Others	994	-
Total	$5,500,589	$3,500,516

Substantially all of the Company’s long-lived assets are located in the PRC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this transition report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

•	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

•	“Dalian BAK Trading” are to our PRC subsidiary, Dalian BAK Trading Co., Ltd.;

•	“Dalian BAK Power” are to our PRC subsidiary, Dalian BAK Power Battery Co., Ltd;

•	“China” and “PRC” are to the People’s Republic of China;

•	“RMB” are to Renminbi, the legal currency of China;

•	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

•	“SEC” are to the United States Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended; and

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

We have received most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Such assets were acquired in exchange for a reduction in receivables from our former subsidiaries that were disposed in June 2014. We have outsourced and will continue to outsource our production to other manufacturers until our Dalian manufacturing facility can fulfill our customers’ needs, if necessary.

We generated revenues of $3.5 million and $5.5 million for the three months ended December 31, 2016 and 2015, respectively. We had a net loss of $2.5 million and $2.1 million in the three months ended December 2016 and 2015 respectively. As of December 31, 2016, we had an accumulated deficit of $142.3 million and net assets of $12.4 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of December 31, 2016.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $18.7 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, as of December 31, 2016, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.3 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.4 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills.

On July 6, 2016, we obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.4 million) and bank acceptance bills of RMB40 million (approximately $5.8 million) to July 2017. The banking facilities were guaranteed by Mr. Li, our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 we borrowed one year short-term loan of RMB10 million (approximately $1.4 million), bearing a fixed interest rate at 6.525% per annum. We also borrowed revolving bank acceptance totaled $5.8 million, and bank deposit of 50% was required to secure against these bank acceptance bills.

As of December 31, 2016, we had unutilized committed banking facilities of $0.5 million. We plan to renew these loans upon maturity, and intend to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required.

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

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, who are also our current shareholders, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of the Company’s common stock totaling $10 million, but the purchase price was not determined at the time of the letter. Each of the shareholders is expected to enter into a definitive securities purchase agreement with the Company within the next few months under which the purchase price of shares will be determined based on the market price at the closing of such purchase. The shareholders have already paid the Company a total of $2.02 million as deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a deposit of $225,784. The issuance of the shares to the investors is expected to be made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder.

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

Financial Performance Highlights for the Quarter Ended December 31, 2016

The following are some financial highlights for the quarter ended December 31, 2016:

•	Net revenues: Net revenues decreased by $2.0 million, or 36.4%, to $3.5 million for the three months ended December 31, 2016, from $5.5 million for the same period in 2015.

•	Gross loss: Gross loss was $0.5 million, representing an increase of $0.3 million, for the three months ended December 31, 2016, from gross loss of $0.2 million for the same period in 2015.

•	Operating loss: Operating loss was $2.2 million for the three months ended December 31, 2016, reflecting an increase of $0.1 million from an operating loss of $2.1 million for the same period in 2015.

•	Net loss: Net loss was $2.2 million for the three months ended December 31, 2016, representing an increase of $0.1 million from net loss of $2.1 million for the same period in 2015.

•	Fully diluted loss per share: Fully diluted loss per share was $0.11 for the three months ended December 31, 2016, as compared to fully diluted loss per share of $0.12 for the same period in 2015.

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

Sales and marketing expenses. Sales and marketing expenses consist primarily of remuneration for staff involved in selling and marketing efforts, including staff engaged in the packaging of goods for shipment, advertising cost, depreciation, share-based compensation, travel and entertainment expenses and product warranty expense. We do not pay slotting fees to retail companies for displaying our products, engage in cooperative advertising programs, participate in buy-down programs or similar arrangements.

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

Income tax expenses. Our subsidiaries in PRC are subject to income tax at a rate of 25%. Our Hong Kong subsidiary BAK Asia is subject to a profits tax at a rate of 16.5% . However, because we did not have any assessable income derived from or arising in the region, the entity had not paid any such tax.

Results of Operations

Comparison of Three Months Ended December 31, 2016 and 2015

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended December 31,		Change
	2015	2016	$	%
Net revenues	$5,501	$3,501	(2,000)	(36.36)
Cost of revenues	(5,659)	(3,975)	1,684	29.76
Gross loss	(158)	(474)	(316)	(200.00)
Operating expenses:
Research and development expenses	748	439	(309)	(41.31)
Sales and marketing expenses	170	173	3	1.76
General and administrative expenses	983	1,109	126	12.82
Provision for doubtful accounts	47	45	(2)	(4.26)
Total operating expenses	1,948	1,766	(182)	(9.34)
Operating loss	(2,106)	(2,240)	(134)	(6.36)
Finance income, net	2	9	7	350.00
Other income, net	43	37	(6)	(13.95)
Loss before income tax	(2,061)	(2,194)	(133)	(6.45)
Income tax expense	(72)	-	72	(100.00)
Net loss	(2,133)	(2,194)	(61)	(2.86)

Net revenues. Net revenues were $3.5 million for the three months ended December 31, 2016, as compared to $5.5 million for the same period in 2015, representing a decrease of $2.0 million, or 36.4% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended December 31,		Change
	2015	2016	$	%
High power lithium batteries used in:
Electric vehicles	$3,665	$687	(2,978)	(81.26)
Light electric vehicles	92	208	116	126.09
Uninterruptable supplies	1,744	2,606	862	49.43
	$5,501	$3,501	(2,000)	(36.36)

Net revenues from sales of batteries for electric vehicles were $0.7 million for the three months ended December 31, 2016 as compared to $3.7 million in the same period of 2015. We started producing batteries for electric vehicles in Dalian facilities at the end of fiscal year 2015. The significant drop of sales in this quarter compared to the same quarter in prior year was mainly attributable to the delay of the announcement of government subsidy policy for electric vehicle manufactures. The Company expects a significant increase in the sales of electric vehicle upon the release of government subsidy policy in the first half of 2017.

Net revenues from sales of batteries for light electric vehicles was $0.2 million for the three months ended December 31, 2016, compared to $0.1 million in the same period of 2015.

Net revenues from sales of batteries for uninterruptable power supplies was $2.6 million in the three months ended December 31, 2016, as compared with $1.7 million in the same period in 2015, representing a increase of $0.9 million, or 49.4% . This change resulted from an increase of 159.6% in average selling price mainly, despite a 42.4% decrease in units sold. We sold uninterruptable power supplies with more cells packed in them at a relatively higher selling price in this quarter compared with the same period last year.

For the three months ended December 31, 2016, we sold batteries for uninterruptable power supplies of $2.4 million to Tianjin BAK New Energy Research Institute Co., Ltd. (“Tianjin New Energy”), a related company under the control of Mr. Xiangqian Li, our former CEO, compared to sales of nil in the same period last year. As Tianjin New Energy commenced battery sales this year, they purchase batteries from us to fulfill its customers' needs.

Cost of revenues. Cost of revenues decreased to $4.0 million for the three months ended December 31, 2016, as compared to $5.7 million for the same period in 2015, a decrease of $1.7 million, or 29.8% . Included in cost of revenues were write down of obsolete inventories of $0.4 million for three months ended December 31, 2016, while it was $0.1 million for the same period in 2015. We write down the inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the three months ended December 31, 2016 was $0.5 million, or 13.5% of net revenues as compared to gross loss of $0.2 million, or 2.9% of net revenues, for the same period in 2015. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. In particular, we need to maintain a high level of skilled production staff, in anticipation of the increased demand for our products following the release of the government subsidy policy of new energy vehicles in 2017. As a result, we incurred a gross loss in the quarter ended December 31, 2016.

Research and development expenses. Research and development expenses decreased to $0.4 million for the three months ended December 31, 2016, as compared to $0.7 million for the same period in 2015, a decrease of $0.3 million, or 41.3% . This decrease was mainly because we had more trial production at the beginning of our manufacture operation in July 2015 which led to a higher level consumption of materials in product lines. As result, the materials and consumables used in research and development was $0.5 million higher in the three months ended December 31, 2015 than the same period in 2016. On the other hand, we continued to put more resources on developing batteries and modules to fulfill the demand of electric vehicles manufacturers to achieve more orders. We expanded our research and development team from fiscal year 2016, which caused the salary and wage to increase $0.1 million in the three months ended December 31, 2016 as compared with the same period in 2015.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $173,000 for the three months ended December 31, 2016, as compared to approximately $170,000 for the same period in 2015, an increase of approximately $3,000, or 1.8% .

General and administrative expenses. General and administrative expenses increased to $1.1 million, or 31.7% of revenues, for the three months ended December 31, 2016, as compared to $1.0 million, or 17.9% of revenues, for the same period in 2015, an increase of $0.1 million, or 12.8% . The increase in general and administrative expenses was mainly because we expanded our administrative and management teams after we commenced our commercial operations in Dalian. As a result, the salary and wages including share based compensation expense increased $0.1 million for the three months ended December 31, 2016 as compared with the same period 2015.

Provision for doubtful accounts. Provision for doubtful accounts was $0.04 million and $0.05 million for the three months ended September 30, 2016 and 2015, respectively. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $2.2 million for the three months ended December 31, 2016, as compared to $2.1 million for the same period in 2015, an increase of $0.1 million, or 6.4% .

Income tax expense. Income tax expense was nil for the three months ended December 31, 2016 as compared to $0.1 million for the same period in 2015.

Net loss. As a result of the foregoing, we had a net loss of $2.2 million for the three months ended December 31, 2016, compared to net loss of $2.1 million for the three months ended December 31, 2015.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans and bills payable under bank credit agreements and issuance of capital stock.

We incurred a net loss of $2.2 million for the three months ended December 31, 2016. As of December 31, 2016, we had cash and cash equivalents of $0.4 million. Our total current assets were $31.1 million and our total current liabilities were $49.6 million, resulting in a net working capital deficiency of $18.5 million. These factors raise substantial doubts about our ability to continue as a going concern.

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

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, who are also our current shareholders, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of the Company’s common stock totaling $10 million, but the purchase price was not determined at the time of the letter. Each of the shareholders is expected to enter into a definitive securities purchase agreement with the Company within the next few months under which the purchase price of shares will be determined based on the market price at the closing of such purchase. The shareholders have already paid the Company a total of $2.02 million as deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a deposit of $225,784. The issuance of the shares to the investors is expected to be made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $18.7 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, as of December 31, 2016, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.3 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.4 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills.

On July 6, 2016, we obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.4 million) and bank acceptance bills of RMB40 million (approximately $5.8 million) to July 2017. The banking facilities were guaranteed by Mr. Li, our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 we borrowed one year short-term loan of RMB10 million (approximately $1.4 million), bearing a fixed interest rate at 6.525% per annum. We also borrowed revolving bank acceptance totaled $5.8 million, and bank deposit of 50% was required to secure against these bank acceptance bills.

As of December 31, 2016, we had unutilized committed banking facilities of $0.5 million.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended December 31,
	2015	2016
Net cash used in operating activities	$(1,334)	$(6,324)
Net cash used in investing activities	(5,204)	(1,549)
Net cash provided by financing activities	-	6,406
Effect of exchange rate changes on cash and cash equivalents	(144)	(77)
Net decrease in cash and cash equivalents	(6,682)	(1,544)
Cash and cash equivalents at the beginning of period	6,763	1,953
Cash and cash equivalents at the end of period	$81	$409

Operating Activities

Net cash used in operating activities was $6.3 million in the three months ended December 31, 2016, as compared to net cash used in operating activities of $1.3 million in the same period in 2015. The increase of approximately $5.0 million in net cash used in operating activities was mainly attributable to our net loss of $2.2 million, decrease in trade accounts and bills payable of $2.3 million, increase in inventories of $1.6 million and net payments to former subsidiaries of $1.8 million for the outsourced materials.

Investing Activities

Net cash used in investing activities was $1.5 million for the three months ended December 31, 2016, as compared to net cash used by investing activities of $5.2 million in the same period of 2015. The net cash used in investing activities in the three months ended December 31, 2016 was mainly comprised of a cash payment of $1.7 million to construct the Dalian facilities, including construction and purchase of equipment. The net cash used in investing activities in the three months ended December 31, 2015 was mainly comprised of an increase of $0.6 million in pledged deposits for bills payables and a net cash payment of $4.6 million in relation to constructions and purchase of equipment at the Dalian facilities.

Financing Activities

Net cash provided by financing activities was $6.4 million in the three months ended December 31, 2016, compared to net cash used in financing activities of nil during the same period in 2015. We obtained a total of $6.4 million new short term advances from related and unrelated parties in the three months ended December 31, 2016.

As of December 31, 2016, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Bank of Dandong	$18,719	$18,259

Short-term credit facilities:
Bank of Dandong	369	369
Bank of Dalian	7,200	7,200
	7,569	7,569

Total	$26,288	$25,828

Capital Expenditures

We incurred capital expenditures of $1.7 million and $4.6 million in the three months ended December 31, 2016 and 2015, respectively. Our capital expenditures were used primarily to construct our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the year ending December 31, 2017 will reach approximately $37.6 million. Such funds will be used to construct new plants and expand new automatic manufacturing lines to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2016:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Short-term bank loans	$1,440	$1,440	$-	$-	$-
Long-term bank loans	18,259	-	18,259	-	-
Bills payables	7,272	7,272	-	-	-
Payable to former subsidiaries	2,489	2,489	-	-	-
Advances from related parties	9,352	9,352	-
Advances from unrelated third parties	1,173	1,173	-	-	-
Capital injection to Dalian Power and Trading	9,896	9,896	-	-	-
Capital commitments for construction of buildings	2,226	2,226	-	-	-
Capital commitments for purchase of equipment	451	451	-	-	-
Future interest payment on bank loans	3,363	1,385	1,978	-	-
Total	$55,921	$35,684	$20,237	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2016.

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

Critical Accounting Policies

Our condensed consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2016.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on January 13, 2017, during our assessment of the effectiveness of internal control over financial reporting as of September 30, 2016, management identified the following material weakness in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of our contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,213,989 (RMB8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $29,481 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for as of December 31, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK’s bank deposits totaling $1,213,689 (RMB 8,430,792) for a period of one year. We intend to vigorously defend ourselves in this lawsuit.

ITEM 1A.	RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Date: March 1, 2017

CBAK ENERGY TECHNOLOGY, INC.

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