Form 10-Q
period 2017-03-31
CBAK Energy Technology, Inc.
filed 2017-05-22
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Yes[X]       No[  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]   Accelerated filer [  ]      Non-accelerated filer [  ]      Smaller reporting company [X]      Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[  ]      No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 17, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	19,711,968

CBAK ENERGY TECHNOLOGY, INC.

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

CBAK Energy Technology, Inc. and Subsidiaries
Condensed Consolidated balance sheets
As of December 31, 2016 and March 31, 2017
(Unaudited)
(In US$)

		December 31,	March 31,
	Note	2016	2017
Assets
Current assets
Cash and cash equivalents		$408,713	$440,228
Pledged deposits	2	4,278,144	4,179,151
Trade accounts and bills receivable, net	3	2,468,387	5,989,712
Inventories	4	17,094,922	17,311,511
Prepayments and other receivables	5	6,675,351	7,142,376
Prepaid land use rights, current portion	9	161,790	163,106

Total current assets		31,087,307	35,226,084

Property, plant and equipment, net	7	20,010,903	21,442,562
Construction in progress	8	33,457,043	33,054,907
Prepaid land use rights, non-current	9	7,536,733	7,557,225
Intangible assets, net	10	21,344	20,872

Total assets		$92,113,330	$97,301,650

Liabilities
Current liabilities
Trade accounts and bills payable		$15,580,655	$14,720,051
Short-term bank loans	11	1,439,947	1,451,653
Other short-term loans	12	10,524,778	16,035,801
Accrued expenses and other payables	13	19,382,593	19,324,231
Payables to former subsidiaries, net	6	2,488,859	5,308,384
Deferred government grants, current	14	142,400	143,558

Total current liabilities		49,559,232	56,983,678

Long-term bank loans	11	18,258,528	18,406,956
Deferred government grants, non-current	14	4,556,861	4,558,016
Long term tax payable	15	7,061,140	6,510,805

Total liabilities		79,435,761	86,459,455

Commitments and contingencies	19

Shareholders' (deficit) equity
Common stock $0.001 par value; 500,000,000 authorized ; 19,744,675 issued and 19,600,469 outstanding as of December 31, 2016; 19,856,174 issued and 19,711,968 outstanding as of March 31, 2017		19,745	19,857
Donated shares		14,101,689	14,101,689
Additional paid-in capital		145,353,067	145,605,443
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(141,999,372)	(144,067,588)
Accumulated other comprehensive loss		(1,961,461)	(1,981,107)
		16,744,179	14,908,805
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders' equity		12,677,569	10,842,195

Total liabilities and shareholder's equity		$92,113,330	$97,301,650

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed Consolidated statements of operations and comprehensive loss
For the three months ended March 31, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

		Three months ended March 31,
	Note	2016	2017
Net revenues	21	$3,198,913	$3,716,144
Cost of revenues		(3,298,207)	(4,133,321)
Gross loss		(99,294)	(417,177)
Operating expenses:
Research and development expenses		(360,540)	(430,344)
Sales and marketing expenses		(299,084)	(234,880)
General and administrative expenses		(1,171,573)	(984,476)
Total operating expenses		(1,831,197)	(1,649,700)
Operating loss		(1,930,491)	(2,066,877)
Finance expenses, net		(37,192)	(2,728)
Other income, net		7,284	1,389
Loss before income tax		(1,960,399)	(2,068,216)
Income tax credit	15	57,241	-
Net loss		(1,903,158)	(2,068,216)
Other comprehensive loss
– Foreign currency translation adjustment		144,655	(19,646)
Comprehensive loss		$(1,758,503)	$(2,087,862)

Loss per share –	17
– Basic and diluted		$(0.11)	$(0.10)

Weighted average number of shares of common stock:	17
– Basic		17,229,432	19,856,778

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed Consolidated statements of changes in shareholders’ equity
For the three months ended March 31, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	loss	of shares	Amount	equity

Balance as of January 1, 2016	17,289,699	$17,290	$14,101,689	$138,405,110	$1,230,511	$(129,285,454)	$(979,048)	(144,206)	$(4,066,610)	$19,423,488
Net loss	-	-	-	-	-	(1,903,158)	-	-	-	(1,903,158)
Share-based compensation for employee and director stock awards	-	-	-	321,355	-	-	-	-	-	321,355
Common stock issued to employees and directors for stock awards	47,501	47	-	(47)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	144,655	-	-	144,655

Balance as of March 31, 2016	17,337,200	$17,337	$14,101,689	$138,726,418	$1,230,511	$(131,188,612)	$(834,393)	(144,206)	$(4,066,610)	$17,986,340

Balance as of January 1, 2017	19,744,675	$19,745	$14,101,689	$145,353,067	$1,230,511	$(141,999,372)	$(1,961,461)	(144,206)	$(4,066,610)	$12,677,569
Net loss	-	-	-	-	-	(2,068,216)	-	-	-	(2,068,216)
Share-based compensation for employee and director stock awards	-	-	-	252,488	-	-	-	-	-	252,488
Common stock issued to employees and directors for stock awards	111,499	112	-	(112)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(19,646)	-	-	(19,646)

Balance as of March 31, 2017	19,856,174	$19,857	$14,101,689	$145,605,443	$1,230,511	$(144,067,588)	$(1,981,107)	(144,206)	$(4,066,610)	$10,842,195

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Condensed Consolidated statements of cash flows
For the three months ended March 31, 2016 and 2017
(Unaudited)
(In US$)

	Three months ended March 31,
	2016	2017
Cash flows from operating activities
Net loss	$(1,903,158)	$(2,068,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272,548	297,406
(Reversal of) Provision for doubtful debts	(39,254)	9,105
Write-down of inventories	96,910	150,156
Share-based compensation	321,355	252,488
Deferred tax assets	(56,932)	-
Exchange gain	(124,185)	(142,343)
Changes in operating assets and liabilities:
Trade accounts and bills receivable	(2,120,972)	(3,510,465)
Inventories	(168,248)	(227,766)
Prepayments and other receivables	(361,320)	(412,770)
Trade accounts and bills payable	2,691,637	(987,292)
Accrued expenses and other payables	4,009	123,459
Income taxes payable	-	(607,755)
Trade receivable from and payables to former subsidiaries	4,762,842	2,805,278
Net cash provided by (used in) operating activities	3,375,232	(4,318,715)

Cash flows from investing activities
Decrease in pledged deposits	92,457	133,775
Purchases of property, plant and equipment and construction in progress	(3,027,974)	(1,213,300)
Net cash used in investing activities	(2,935,517)	(1,079,525)

Cash flows from financing activities
Deposits from shareholders	-	2,032,373
Proceeds from bank borrowings	481,283	-
Borrowings from related parties	529,707	1,869,782
Borrowings from unrelated parties	88,961	1,524,280
Repayment of borrowings from unrelated parties	(77,333)	-
Net cash provided by financing activities	1,022,618	5,426,435

Effect of exchange rate changes on cash and cash equivalents	51,853	3,320
Net increase in cash and cash equivalents	1,514,186	31,515
Cash and cash equivalents at the beginning of period	80,711	408,713
Cash and cash equivalents at the end of period	$1,594,897	$440,228

Non-cash transactions:
Transfer of construction in progress to property, plant and equipment	$-	$1,560,897
Cash paid during the period for:
Income taxes	$-	$607,755
Interest, net of amounts capitalized	$-	$-

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
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
For the three months ended March 31, 2016 and 2017
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
For the three months ended March 31, 2016 and 2017
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

On December 27, 2013, Dalian BAK Power Battery Co., Ltd (“Dalian BAK Power”) was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000 (Note 19(i)). Pursuant to Dalian BAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to Dalian BAK Power on or before December 27, 2015. Up to the date of this report, the Company has contributed $20,504,004 to Dalian BAK Power through injection of a series of patents and cash of $15,504,004. On April and May 2017, the Dalian BAK Power received $9,495,974 injected from BAK Asia.

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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Battery”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and As of December 31, 2016 and March 31, 2017, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian BAK Trading Co., Ltd. (“Dalian BAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian BAK Power Battery Co., Ltd. (“Dalian BAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC.

On March 7, 2017, the names of the Company’s subsidiaries, Dalian BAK Power Battery Co., Ltd and Dalian BAK Trading Co., Ltd., were changed to Dalian CBAK Power Battery Co., Ltd and Dalian CBAK Trading Co., Ltd, respectively.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
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

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of March 31, 2017, Mr. Yunfei Li held 3,035,000 shares or 15.4% of the Company’s outstanding stock and Mr. Xiangqian Li held none of the Company's share.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of December 31, 2016 and March 31, 2017. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

On February 17, 2017, the Company signed a letter of understanding with each of eight individual investors, who are also the Company’s current shareholders, including the Company’s CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of the Company’s common stock totaling $10 million, but the purchase price was not determined at the time of the letter. Each of the shareholders is expected to enter into a definitive securities purchase agreement with the Company within the next few months under which the purchase price of shares will be determined based on the market price at the closing of such purchase. In January 2017, the shareholders paid the Company a total of $2.03 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable deposit of $0.2 million (note 12). The issuance of the shares to the investors is expected to be made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder. In April and May 2017, the Company received cash of $9.6 million from these shareholders. As of the approval date of these financial statements, no definitive securities purchase agreements have been signed and the share purchase is not completed.

On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong to provide a maximum amount of RMB130 million (approximately $18.9 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Xianqian Li, the Company’s former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK, Mr. Yunfei Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife. The facilities were also secured by part of its Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, from June to September 2016, the Company borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.4 million), bearing fixed interest at 7.2% per annum. The Company also borrowed a series of revolving bank acceptance totaled $0.1 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills.

On July 6, 2016, the Company obtained banking facilities from Bank of Dalian to provide a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $5.8 million) to July 2017. The banking facilities were guaranteed by Mr. Yunfei Li, the Company’s CEO, Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
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

As of March 31, 2017, the Company had unutilized committed banking facilities of $0.4 million. The Company plans to renew these loans upon maturity.

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

Recently Issued Accounting Standards

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 effective January 1, 2017 and it did not have a material effect on the Company’s consolidated financial statements.

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
For the three months ended March 31, 2016 and 2017
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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

2.	Pledged deposits

Pledged deposits as of December 31, 2016 and March 31, 2017 consisted of the following:

	December 31,	March 31,
	2016	2017
Pledged deposits for:
Bills payable	$3,064,155	$2,955,293
Others *	1,213,989	1,223,858
	$4,278,144	$4,179,151

*

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,223,858 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $0.03 million (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for As of March 31, 2017. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK Power’s bank deposits totaling $1,223,858 (RMB 8,430,792) for a period of one year.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2016 and March 31, 2017 consisted of the following:

	December 31,	March 31,
	2016	2017
Trade accounts receivable	$5,169,593	$8,457,503
Less: Allowance for doubtful accounts	(2,761,144)	(2,792,695)
	2,408,449	5,664,808
Bills receivable	59,938	324,904
	$2,468,387	$5,989,712

An analysis of the allowance for doubtful accounts is as follows:

	March 31,	March 31,
	2016	2017
Balance at beginning of period	$165,441	$2,761,144
Provision for the period	11,988	38,706
Reversal by cash collected for the period	(51,242)	(29,601)
Charged to consolidated statements of operations and comprehensive income	(39,254)	9,105
Foreign exchange adjustment	1,713	22,446
Balance at end of period	$127,900	$2,792,695

4.	Inventories

Inventories as of December 31, 2016 and March 31, 2017 consisted of the following:

	December 31,	March 31,
	2016	2017
Raw materials	$2,570,942	$2,423,512
Work in progress	1,333,949	1,694,711
Finished goods	13,190,031	13,193,288
	$17,094,922	$17,311,511

During the three months ended March 31, 2016 and 2017, write-downs of obsolete inventories to lower of cost or market of $96,910 and $150,156, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2016 and March 31, 2017 consisted of the following:

	December 31,	March 31,
	2016	2017
Value added tax recoverable	$6,238,056	$6,404,298
Prepayments to suppliers	148,247	270,675
Deposits	28,763	108,265
Staff advances	46,572	101,037
Prepaid operating expenses	220,713	265,101
	6,682,351	7,149,376
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$6,675,351	$7,142,376

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

6.	Payables to Former Subsidiaries

Payable to former subsidiaries as of December 31, 2016 and March 31, 2017 consisted of the following:

	December 31,	March 31,
	2016	2017
BAK Tianjin	$194,774	$172,434
Shenzhen BAK	2,294,085	5,135,950
	$2,488,859	$5,308,384

Balance as of December 31, 2016 and March 31, 2017 consisted of payables for purchase of inventories from BAK Tianjin and Shenzhen BAK. From time to time, the Company purchased products from these former subsidiaries that they did not produce to meet the needs of its customers.

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2016 and March 31, 2017 consisted of the following:

	December 31,	March 31,
	2016	2017
Buildings	$16,877,909	$17,015,114
Machinery and equipment	4,473,631	6,055,222
Office equipment	96,655	113,068
Motor vehicles	193,165	194,735
	21,641,360	23,378,139
Accumulated depreciation	(1,630,457)	(1,935,577)
Carrying amount	$20,010,903	$21,442,562

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

7.	Property, Plant and Equipment, net (continued)

During the three months period ended March 31, 2017 and 2016, the Company incurred depreciation expense of $291,872 and $273,022, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $16,178,549 and $15,816,181 as of December 31, 2016 and March 31, 2017, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates. As soon as the Chinese government completes its formalities, the Company will obtain the ownership certificates. As of March 31, 2017, the Company had the permission to obtain the ownership certificate of the completed buildings.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment of its property, plant and equipment as of December 31, 2016 and March 31, 2017.

8.	Construction in Progress

Construction in progress as of December 31, 2016 and March 31, 2017 consisted of the following:

	December 31,	March 31,
	2016	2017
Construction in progress	$33,277,338	$32,989,048
Prepayment for acquisition of property, plant and equipment	179,705	65,859
Carrying amount	$33,457,043	$33,054,907

Construction in progress as of December 31, 2016 and March 31, 2017 was mainly comprised of capital expenditures for the construction of the facilities and production lines of Dalian BAK Power.

For the three months ended March 31, 2016 and 2017, the Company capitalized interest of $242,338 and $358,960 respectively, to the cost of construction in progress.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

9.	Prepaid Land Use Rights, net

Prepaid land use rights as of December 31, 2016 and March 31, 2017 consisted of the followings:

	December 31,	March 31,
	2016	2017
Prepaid land use rights	$8,089,516	$8,155,279
Accumulated amortization	(390,993)	(434,948)
	$7,698,523	$7,720,331
Less: Classified as current assets	(161,790)	(163,106)
	$7,536,733	$7,557,225

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $7,703,921 (RMB53.1 million). Other incidental costs incurred totaled $451,358 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $42,936 and $40,778 for the three months ended March 31, 2016 and 2017, respectively.

10.	Intangible Assets, net

Intangible assets as of December 31, 2016 and March 31, 2017 consisted of the followings:

	December 31,	March 31,
	2016	2017
Computer software at cost	$25,613	$25,821
Accumulated amortization	(4,269)	(4,949)
	$21,344	$20,872

Amortization expenses were $679 and $646 for the three months ended March 31, 2016 and 2017, respectively.

11.	Bank Loans

Bank borrowings as of December 31, 2016 and March 31, 2017 consisted of the followings

	December 31,	March 31,
	2016	2017
Short-term bank borrowings	$1,439,947	$1,451,653
Long-term bank borrowings	18,258,528	18,406,956
	$19,698,475	$19,858,609

On June 10 and 15, 2016, the Company repaid Bank of Dandong the one-year short term loans of RMB30 million and RMB50 million, respectively, obtained under its banking facilities in June 2015. On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong to provide a maximum amount of RMB130 million (approximately $18.9 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. Under the banking facilities, from June to September 2016, the Company borrowed various three-year bank loans that totaled RMB126.8 million (approximately $18.4 million), bearing fixed interest at 7.2% per annum. The banking facilities were guaranteed by Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK, Mr. Yunfei Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife.

On July 6, 2016, the Company obtained new banking facilities from Bank of Dalian to provide a maximum loan amount of RMB10 million (approximately $1.5 million) and bank acceptance of RMB40 million (approximately $5.8 million) to July 2017. The banking facilities were guaranteed by Shenzhen BAK, Mr. Yunfei Li, our CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife. On July 6, 2016, the Company borrowed a one-year term bank loan of RMB10 million (approximately $1.5 million), bearing fixed interest at 6.525% per annum.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

11.	Bank Loans (continued)

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	March 31,
	2016	2017
Pledged deposits (note 2)	$3,064,155	$2,955,293
Prepaid land use rights (note 9)	7,698,523	7,720,331
Buildings	11,729,172	11,740,821
Machinery and equipment	2,598,882	2,920,192
Construction in progress	6,156,488	6,185,395
	$31,247,220	$31,522,032

As of March 31, 2017, the Company had unutilized committed banking facilities of $0.4 million.

During the three months ended March 31, 2016 and 2017, interest of $242,338 and $358,960, respectively, was incurred on the Company's bank borrowings.

12.	Other Short-term Loans

Other short-term loans as of December 31, 2016 and March 31, 2017 consisted of the following:

		December 31,	March 31,
	Note	2016	2017
Advance from related parties
— Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$9,252,127	$11,197,068
— Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000
— Shareholders (note 1)	(c)	-	2,032,313
		9,352,127	13,329,381
Advances from unrelated third party
– Mr. Guozhu Liang	(d)	14,399	14,517
– Mr. Wenwu Yu	(d)	145,410	146,592
– Mr. Mingzhe Li	(d)	796,850	1,892,067
– Ms. Longqian Peng	(d)	215,992	653,244
		1,172,651	2,706,420

		$10,524,778	$16,035,801

(a)

The Company received advances from Tianjin New Energy, a related company under the control of Mr. Xiangqian Li, the Company’s former CEO, which was unsecured, non-interest bearing and repayable on demand. On November 1, 2016, Mr. Xiangqian Li ceased to be a shareholder but remained as a general manager of Tianjin New Energy. As of December 31, 2016 and March 31, 2017, the payable to Tianjin New Energy of $20,384 and $0, respectively, was included in trade accounts and bills payable.

(b)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	The refundable deposits paid by certain shareholders in relation to share purchase (note 1) were unsecured, non-interest bearing and repayable on demand.

(d)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2016 and March 31, 2017 consisted of the following:

	December 31,	March 31,
	2016	2017
Construction costs payable (note 19 (ii))	$7,322,941	$6,017,954
Equipment purchase payable	8,229,828	9,334,717
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	1,532,802	1,448,621
Compensation costs (note 19(ii))	309,974	312,494
Product warranty (note b)	205,404	345,826
Customer deposits	62,231	85,552
Other payables and accruals	509,294	568,948
	$19,382,593	$19,324,231

(a)

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2016 and March 31, 2017, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2016 and March 31, 2017, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables (continued)

(b)

The Company maintains a policy of providing after sales support for certain of its new EV and LEV battery products introduced since October 1, 2015 by way of a warranty program. The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability at least annually and adjusts the amounts as necessary. The Company recognized warranty expenses amounting to $131,184 and $140,564 for the quarters ended March 31,2016 and 2017 respectively, which are included in its sales and marketing expenses.

14.	Deferred Government Grants

Deferred government grants as of December 31, 2016 and March 31, 2017 consist of the following:

	December 31,	March 31,
	2016	2017
Total government grants	$4,699,261	$4,701,574
Less: Current portion	(142,400)	(143,558)
Non-current portion	$4,556,861	$4,558,016

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

The Company offset government grants of $44,089 and $35,890 for the three months ended March 31, 2016 and 2017, respectively, against depreciation expenses of the Dalian facilities.

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)        Income taxes in the condensed consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes expenses consisted of:

	Three months ended March 31,
	2016	2017
PRC income tax:
Current	$-	$-
Deferred	(57,241)	-
	$(57,241)	$-

United States Tax
China BAK is subject to a statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three months ended March 31, 2016 and 2017.

Hong Kong Tax
BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three months ended March 31, 2016 and 2017 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax
The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three months ended March 31, 2016 and 2017.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	Three months ended March 31,
	2016	2017
Loss before income taxes	$(1,960,399)	$(2,068,216)
United States federal corporate income tax rate	35%	35%
Income tax credit computed at United States statutory corporate income tax rate	(686,139)	(723,876)
Reconciling items:
Rate differential for PRC earnings	146,434	161,427
Non-deductible expenses	66,495	70,523
Share-based payments	112,475	88,371
Valuation allowance on deferred tax assets	336,907	403,555
Others	(33,413)	-
Income tax credit	$(57,241)	$-

(a)        Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2016 and March 31, 2017 are presented below:

	December 31,	March 31,
	2016	2017
Deferred tax assets
Trade accounts receivable	$692,736	$700,624
Inventories	254,852	294,462
Property, plant and equipment	373,287	376,322
Net operating loss carried forward	38,055,264	38,408,287
Valuation allowance	(39,376,139)	(39,779,695)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2016 and March 31, 2017, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, respectively, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $7,213,329 and $8,620,109, respectively, which will expire in various years through 2021. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of December 31, 2016 and March 31, 2017 of approximately of $2.0 million and $0.4 million, respectively. The cumulative distributed earnings of foreign subsidiaries were included in accumulated deficit and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

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
For the three months ended March 31, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2017, through March 31, 2017 amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2017	$7,061,140	$-	$7,061,140
Decrease in unrecognized tax benefits taken in current period	(550,335)	-	(550,335)
Balance as of March 31, 2017	$6,510,805	$-	$6,510,805

As of December 31, 2016 and March 31, 2017, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

16.	Share-based Compensation

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

The Company recorded non-cash share-based compensation expense of $99,834 for three months ended March 31, 2017, in respect of the restricted shares granted on June 30, 2015, of which $81,749, $11,575 and $6,510 were allocated to general and administrative expenses, research and development expenses and sales and marketing expenses, respectively.

As of March 31, 2017, non-vested restricted shares granted on June 30, 2015 are as follows:

Non-vested shares as of January 1, 2017	275,000
Granted	-
Vested	(55,000)
Forfeited	-
Non-vested shares as of March 31, 2017	220,000

As of March 31, 2017, there was unrecognized stock-based compensation of $181,433 associated with the above restricted shares. As of March 31, 2017, 55,000 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
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

The Company recorded non-cash share-based compensation expense of $152,654 for the three months ended March 31, 2017, in respect of the restricted shares granted on April 19, 2016 of which $115,712, $19,845, $9,464 and $7,633 were allocated to general and administrative expenses, research and development expenses, sales and marketing expenses and cost of revenues, respectively.

As of March 31, 2017, non-vested restricted shares granted on April 19, 2016 are as follows:

Non-vested shares as of January 1, 2017	433,500
Granted	-
Vested	-
Forfeited	-
Non-vested shares as of March 31, 2017	433,500

As of March 31, 2017, there was unrecognized stock-based compensation of $584,235 associated with the above restricted shares.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three months ended March 31, 2016 and 2017.

17.	Loss Per Share

The following is the calculation of loss per share:

	Three months ended March 31,
	2016	2017
Net loss	$(1,903,158)	$(2,068,216)

Weighted average shares used in basic and diluted computation (note)	17,229,432	19,856,778

Loss per share	$(0.11)	$(0.10)

Note: Including 90,834 and 55,000 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three months ended March 31, 2016 and 2017, respectively.

For the three months ended March 31, 2016 and 2017, 440,000 and 653,500 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
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

19.	Commitments and Contingencies

(i)        Capital Commitments

As of December 31, 2016 and March 31, 2017, the Company had the following contracted capital commitments:

	December 31,	March 31,
	2016	2017
For construction of buildings	$2,225,978	$2,300,606
For purchases of equipment	451,063	229,651
Capital injection to Dalian BAK Power and Dalian BAK TradingNote	9,895,996	9,895,996
	$12,573,037	$12,426,253

Note:

Initially, BAK Asia was required to pay the remaining capital within two years, of the date of issuance of the subsidiary’s business license according to PRC registration capital management rules. According to the revised PRC Companies Law which became effective on March 2014, the time requirement of the registered capital contribution has been abolished. As such, BAK Asia has its discretion to consider the timing of the registered capital contributions. On April and May 2017, Dalian BAK Power received $9,495,974 injected from BAK Asia.

(ii)       Litigation

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,223,858(RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $0.03 million (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which the Company already accrued for as of December 31, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK’s bank deposits totaling $1,223,858 (RMB 8,430,792) for a period of one year.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

20.	Concentrations and Credit Risk

	(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2016 and 2017 as follows:

		Three months ended March 31,
		2016			2017
Customer A	$	*	*		$3,110,679	83.71%
Customer B		1,362,787	42.60%		*	*
Customer C		$1,265,844	39.57%	$	*	*

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable As of December 31, 2016 and March 31, 2017 as follows:

	December 31, 2016		March 31, 2017
Customer A	$857,180	34.73%	$4,555,928	76.06%
Customer B	1,286,206	52.11%	1,151,496	19.22%

*	Comprised less than 10% of account receivable for the respective period.

For the three months ended March 31, 2016 and 2017, the Company recorded the following transactions:

	Three months ended March 31,
	2016	2017
Purchase of inventories from
BAK Tianjin	$140,400	$-
Shenzhen BAK	11,888	2,362,444
Zhengzhou BAK Battery Co., Ltd*	-	12,457

Sales of finished goods to
BAK Tianjin	27,007	26,546
Shenzhen BAK	215,178	60,797
Zhengzhou BAK Battery Co., Ltd*	$-	$13,648

*Mr. Xiangqian Li, the former CEO, is a director of this company.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2016 and March 31, 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2016 and 2017
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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three months ended March 31, 2016 and 2017 were as follows:

Net revenues by product:

	Three months ended March 31,
	2016	2017
High power lithium batteries used in:
Electric vehicles	$2,742,955	$3,257,772
Light electric vehicles	53,367	141,360
Uninterruptable supplies	402,591	317,012
	$3,198,913	$3,716,144

Net revenues by geographic area:

	Three months ended March 31,
	2016	2017
PRC Mainland	$2,771,540	$3,407,323
Europe	251,206	121,468
PRC Taiwan	176,058	84,811
Israel	-	102,542
Others	109	-
	$3,198,913	$3,716,144

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;

•	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;

•	“CBAK Trading” are to our PRC subsidiary, Dalian CBAK Trading Co., Ltd.;

•	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd;

•	“China” and “PRC” are to the People’s Republic of China;

•	“RMB” are to Renminbi, the legal currency of China;

•	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;

•	“SEC” are to the United States Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended; and

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

On January 10, 2017, CBAK Energy Technology, Inc. (formerly China BAK Battery, Inc.) (the "Company") filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger between the Company and the Company’s newly formed, wholly owned subsidiary, CBAK Merger Sub, Inc. (the “Merger Sub”). According to the Articles of Merger, effective January 16, 2017, the Merger Sub merged with and into the Company with the Company being the surviving entity (the "Merger").

As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of the Company's name. Upon the effectiveness of the filing of Articles of Merger with the Secretary of State of Nevada, which is January 16, 2017, the Company's Articles of Incorporation were deemed amended to reflect the change in the Company's corporate name.

On March 7, 2017, the names of our subsidiaries Dalian BAK Power Battery Co., Ltd and Dalian BAK Trading Co., Ltd., were changed to Dalian CBAK Power Battery Co., Ltd and Dalian CBAK Trading Co., Ltd respectively.

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

We generated revenues of $3.7 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively. We had a net loss of $2.1 million and $1.9 million in the three months ended March 31, 2017 and 2016 respectively. As of March 31, 2017, we had an accumulated deficit of $144.1 million and net assets of $10.8 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of March 31, 2017.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $18.9 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, as of March 31, 2017, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.4 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.1 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills.

On July 6, 2016, we obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $5.8 million) to July 2017. The banking facilities were guaranteed by Mr. Li, our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 we borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. We also borrowed revolving bank acceptance totaled $5.8 million, and bank deposit of 50% was required to secure against these bank acceptance bills.

As of March 31, 2017, we had unutilized committed banking facilities of $0.4 million. We plan to renew these loans upon maturity, and intend to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required.

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

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, who are also our current shareholders, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of our common stock totaling $10 million, but the purchase price was not determined at the time of the letter. Each of the shareholders is expected to enter into a definitive securities purchase agreement with us within the next few months under which the purchase price of shares will be determined based on the market price at the closing of such purchase. In January 2017, the shareholders paid us a total of $2.03 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable deposit of $0.2 million. The issuance of the shares to the investors is expected to be made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder. In April and May 2017, we received cash of $9.6 million from these shareholders. As of the approval date of this quarterly report, no definitive securities purchase agreements have been signed and the share purchase is not completed.

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

Financial Performance Highlights for the Quarter Ended March 31, 2017

The following are some financial highlights for the quarter ended March 31, 2017:

•	Net revenues: Net revenues increased by $0.5 million, or 16.2%, to $3.7 million for the three months ended March 31, 2017, from $3.2 million for the same period in 2016.

•	Gross loss: Gross loss was $0.4 million, representing an increase of $0.3 million, for the three months ended March 31, 2017, from gross loss of $0.1 million for the same period in 2016.

•	Operating loss: Operating loss was $2.1 million for the three months ended March 31, 2017, reflecting an increase of $0.2 million from an operating loss of $1.9 million for the same period in 2016.

•	Net loss: Net loss was $2.1 million for the three months ended March 31, 2017, representing an increase of $0.2 million from net loss of $1.9 million for the same period in 2016.

•	Fully diluted loss per share: Fully diluted loss per share was $0.10 for the three months ended March 31, 2017, as compared to fully diluted loss per share of $0.11 for the same period in 2016.

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

Cost of revenues. Cost of revenues consists primarily of material costs, employee remuneration for staff engaged in production activity, share-based compensation, depreciation and related expenses that are directly attributable to the production of products. Cost of revenues also includes write-downs of inventory to lower of cost and net realizable value.

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

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended March 31,		Change
	2016	2017	$	%
Net revenues	$3,199	$3,716	517	16.16
Cost of revenues	(3,298)	(4,133)	(835)	(25.32)
Gross loss	(99)	(417)	(318)	(321.21)
Operating expenses:
Research and development expenses	361	430	69	19.11
Sales and marketing expenses	299	235	(64)	(21.40)
General and administrative expenses	1,171	984	(187)	(15.97)
Total operating expenses	1,831	1,649	(182)	(9.94)
Operating loss	(1,930)	(2,066)	(136)	(7.05)
Finance income, net	(37)	(3)	34	91.89
Other income, net	7	1	(6)	(85.71)
Loss before income tax	(1,960)	(2,068)	(108)	(5.51)
Income tax credit	57	-	(57)	(100.00)
Net loss	(1,903)	(2,068)	(165)	(8.67)

Net revenues. Net revenues were $3.7 million for the three months ended March 31, 2017, as compared to $3.2 million for the same period in 2016, representing an increase of $0.5 million, or 16.2% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended March 31,		Change
	2016	2017	$	%
High power lithium batteries used in:
Electric vehicles	$2,743	$3,258	515	18.78
Light electric vehicles	53	141	88	166.04
Uninterruptable supplies	403	317	(86)	(21.34)
	$3,199	$3,716	517	16.16

Net revenues from sales of batteries for electric vehicles were $3.3 million for the three months ended March 31, 2017 as compared to $2.7 million in the same period of 2016. Since the announcement of government subsidy policy for electric vehicle manufactures issued at the end of calendar year 2016, we received more orders from electric vehicle manufacturers in year 2017.

Net revenues from sales of batteries for light electric vehicles was $0.1 million for the three months ended March 31, 2017, compared to approximately $53,000 in the same period of 2016, representing an increase of $88,000, or 166.0% . This change resulted from an increase of 224.0% in units sold. From this year, we implement an expansion in sales of light electric vehicles batteries to increase our sales.

Net revenues from sales of batteries for uninterruptable power supplies was $0.3 million in the three months ended March 31, 2017, as compared with $0.4 million in the same period in 2016, representing a decrease of $86,000, or 21.3% . As we focused more on electric vehicle and light electric vehicle market in 2017, sale of batteries for uninterruptable power supplies decreased.

Cost of revenues. Cost of revenues increased to $4.1 million for the three months ended March 31, 2017, as compared to $3.3 million for the same period in 2016, an increase of $0.8 million, or 25.3% . Included in cost of revenues were write down of obsolete inventories of $150,156 for three months ended March 31, 2017, while it was $96,910 for the same period in 2016. We write down the inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the three months ended March 31, 2017 was $0.4 million, or 11.2% of net revenues as compared to gross loss of $99,000, or 3.1% of net revenues, for the same period in 2016. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. In particular, we need to maintain a high level of skilled production staff, in anticipation of the increased demand for our products following the release of the government subsidy policy of new energy vehicles in 2017. As a result, we incurred a gross loss in the quarter ended March 31, 2017.

Research and development expenses. Research and development expenses increased to approximately $430,000 for the three months ended March 31, 2017, as compared to approximately $361,000 for the same period in 2016, an increase of $69,000, or 19.1% . The increase was primarily resulted from the salary and wages increased by approximately $57,000 and the materials and consumable expenses increased by approximately $38,000. We expanded our research and development team to improve our product to fulfill our customers’ requirements and expand our market shares. We have 87 research and development employees as of March 31, 2017 as compared to a headcount of 62 as of March 31, 2016.

Sales and marketing expenses. Sales and marketing expenses decreased to approximately $235,000 for the three months ended March 31, 2017, as compared to approximately $299,000 for the same period in 2016, a decrease of approximately $64,000, or 21.4% . The decrease was mainly resulted from a decrease of approximately $37,000 in travelling and transportation expenses.

General and administrative expenses. General and administrative expenses decreased to $1.0 million, or 26.5% of revenues, for the three months ended March 31, 2017, as compared to $1.2 million, or 36.6% of revenues, for the same period in 2016, a decrease of $0.2 million, or 16.0% . The decrease in general and administrative expenses was mainly because the Company tightened cost control and resulted in lesser amount of G&A expenses in 2017. Salary and wages (including share-based compensation expense) decreased by approximately $228,000 in the quarter ended March 31, 2017, as compared to the same quarter in prior year.

Operating loss. As a result of the above, our operating loss totaled $2.1 million for the three months ended March 31, 2017, as compared to $1.9 million for the same period in 2016, representing an increase of $0.1 million, or 7.1% .

Income tax credit. Income tax credit was nil for the three months ended March 31, 2017 as compared to $57,241 for the same period in 2016.

Net loss. As a result of the foregoing, we had a net loss of $2.1 million for the three months ended March 31, 2017, compared to net loss of $1.9 million for the same period in 2016.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans and bills payable under bank credit agreements and issuance of capital stock.

We incurred a net loss of $2.1 million for the three months ended March 31, 2017. As of March 31, 2017, we had cash and cash equivalents of $0.4 million. Our total current assets were $35.2 million and our total current liabilities were $57.0 million, resulting in a net working capital deficiency of $21.8 million. These factors raise substantial doubts about our ability to continue as a going concern.

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

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, who are also our current shareholders, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of our common stock totaling $10 million, but the purchase price was not determined at the time of the letter. Each of the shareholders is expected to enter into a definitive securities purchase agreement with us within the next few months under which the purchase price of shares will be determined based on the market price at the closing of such purchase. In January 2017, the shareholders paid us a total of $2.03 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a deposit of approximately $225,784. The issuance of the shares to the investors is expected to be made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder. In April and May 2017, we received cash of $9.6 million from these shareholders. As of the approval date of this quarterly report, no definitive securities purchase agreements have been signed and the share purchase is not completed.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $18.9 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, as of March 31, 2017, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.4 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.1 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills.

On July 6, 2016, we obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $5.8 million) to July 2017. The banking facilities were guaranteed by Mr. Li, our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 we borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. We also borrowed revolving bank acceptance totaled $5.8 million, and bank deposit of 50% was required to secure against these bank acceptance bills.

As of March 31, 2017, we had unutilized committed banking facilities of $0.4 million.

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

The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to our ability to continue as a going concern.

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2016	2017
Net cash provided by (used in) operating activities	$3,375	$(4,319)
Net cash used in investing activities	(2,936)	(1,079)
Net cash provided by financing activities	1,023	5,426
Effect of exchange rate changes on cash and cash equivalents	52	3
Net increase in cash and cash equivalents	1,514	31
Cash and cash equivalents at the beginning of period	81	409
Cash and cash equivalents at the end of period	$1,595	$440

Operating Activities

Net cash used in operating activities was $4.3 million in the three months ended March 31, 2017, as compared to net cash provided by operating activities of $3.4 million in the same period in 2016. The increase in operating cash outflow of approximately $7.7 million was mainly attributable increasing cash outflows of $3.7 million on trade accounts and bills payable, $1.4 million on trade accounts and bills receivable and $0.6 million on income taxes payable, and a decreasing cash inflow of $2.0 million on trade balances with our former subsidiaries.

Investing Activities

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2017, as compared to $2.9 million in the same period of 2016. The net cash used in investing activities in the three months ended March 31, 2017 mainly comprised cash payment of $1.2 million on acquisition of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $5.4 million in the three months ended March 31, 2017, compared to $1.0 million during the same period in 2016. The net cash provided by financing activities in the three months ended March 31, 2017 was mainly deposits received from shareholders of $2.0 million and new short term advances from related and unrelated parties totaled $3.4 million in the three months ended March 31, 2017.

As of March 31, 2017, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Bank of Dandong	$18,768	$18,407

Short-term credit facilities:
Bank of Dandong	104	104
Bank of Dalian	7,258	7,258
	7,362	7,362
Total	$26,130	$25,769

Capital Expenditures

We incurred capital expenditures of $1.2 million and $3.0 million in the three months ended March 31, 2017 and 2016, respectively. Our capital expenditures were used primarily to construct our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the year ending March 31, 2017 will reach approximately $35.3 million. Such funds will be used to construct new plants and expand new automatic manufacturing lines to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2017:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Contractual Obligations
Short-term bank loans	$1,452	$1,452	$-	$-	$-
Long-term bank loans	18,407	-	18,407	-	-
Bills payables	6,307	6,307	-	-	-
Payable to former subsidiaries	5,308	5,308	-	-	-
Other short-term loans	16,036	16,036	-	-	-
Capital injection to Dalian Power and Trading	9,896	9,896	-	-	-
Capital commitments for construction of buildings	2,301	2,301	-	-	-
Capital commitments for purchase of equipment	230	230	-	-	-
Future interest payment on bank loans	2,981	1,350	1,631	-	-
Total	$62,918	$42,880	$20,038	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of our contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,223,858 (RMB8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $0.03 million (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for as of March 31, 2017. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK’s bank deposits totaling $1,223,858 (RMB 8,430,792) for a period of one year. We intend to vigorously defend ourselves in this lawsuit.

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

None

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

Date: May 22, 2017

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