Form 10-Q
period 2017-06-30
CBAK Energy Technology, Inc.
filed 2017-08-21
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 16, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,223,317

CBAK ENERGY TECHNOLOGY, INC.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of December 31, 2016 and June 30, 2017
(In US$)

		December 31,	June 30,
	Note	2016	2017
Assets
Current assets
Cash and cash equivalents		$408,713	$1,968,964
Pledged deposits	2	4,278,144	4,626,395
Trade accounts and bills receivable, net	3	2,468,387	10,151,215
Inventories	4	17,094,922	16,752,670
Prepayments and other receivables	5	6,675,351	6,874,515
Prepaid land use rights, current portion	9	161,790	165,706

Total current assets		31,087,307	40,539,465

Property, plant and equipment, net	7	20,010,903	21,772,170
Construction in progress	8	33,457,043	34,010,928
Prepaid land use rights, non-current	9	7,536,733	7,636,279
Intangible assets, net	10	21,344	20,549

Total assets		$92,113,330	$103,979,391

Liabilities
Current liabilities
Trade accounts and bills payable		$15,580,655	$19,094,270
Short-term bank loans	11	1,439,947	1,474,796
Other short-term loans	12	10,524,778	13,291,027
Accrued expenses and other payables	13	19,382,593	15,547,730
Payables to former subsidiaries, net	6	2,488,859	7,225,946
Deferred government grants, current	14	142,400	145,847

Total current liabilities		49,559,232	56,779,616

Long-term bank loans	11	18,258,528	18,700,410
Deferred government grants, non-current	14	4,556,861	4,594,220
Long term tax payable	15	7,061,140	6,614,604

Total liabilities		79,435,761	86,688,850

Commitments and contingencies	19

Shareholders' (deficit) equity
Common stock $0.001 par value; 500,000,000 authorized; 19,744,605 issued and 19,600,469 outstanding as of December 31, 2016; 26,259,692 issued and 26,115,486 outstanding as of June 30, 2017		19,745	26,260
Donated shares		14,101,689	14,101,689
Additional paid-in capital		145,353,067	155,443,076
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(141,999,372)	(147,820,968)
Accumulated other comprehensive loss		(1,961,461)	(1,623,417)
		16,744,179	21,357,151
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders' equity		12,677,569	17,290,541

Total liabilities and shareholders’ equity		$92,113,330	$103,979,391

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive loss
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

		Three months ended June 30,		Six months ended June 30,
	Note	2016	2017	2016	2017
Net revenues	21	$1,362,295	$6,339,259	$4,561,208	$10,055,403
Cost of revenues		(1,915,890)	(7,830,396)	(5,214,097)	(11,963,717)
Gross loss		(553,595)	(1,491,137)	(652,889)	(1,908,314)
Operating expenses:
Research and development expenses		(312,024)	(533,171)	(672,564)	(963,515)
Sales and marketing expenses		(205,654)	(449,757)	(504,738)	(684,637)
General and administrative expenses		(1,811,464)	(1,158,255)	(2,983,037)	(2,142,731)
Total operating expenses		(2,329,142)	(2,141,183)	(4,160,339)	(3,790,883)
Operating loss		(2,882,737)	(3,632,320)	(4,813,228)	(5,699,197)
Finance expenses, net		(15,358)	(93,035)	(52,550)	(95,763)
Other income (expenses), net		229,403	(28,025)	236,687	(26,636)
Loss before income tax		(2,668,692)	(3,753,380)	(4,629,091)	(5,821,596)
Income tax credit	15	51	-	57,292	-
Net loss		(2,668,641)	(3,753,380)	(4,571,799)	(5,821,596)
Other comprehensive (loss) profit
– Foreign currency translation adjustment		(579,454)	357,690	(434,799)	338,044
Comprehensive loss		$(3,248,095)	$(3,395,690)	$(5,006,598)	$(5,483,552)

Loss per share	17
– Basic and diluted		$(0.15)	$(0.18)	$(0.26)	$(0.29)

Weighted average number of shares of
common stock:	17
– Basic and diluted		17,284,432	20,402,083	17,256,932	20,059,236

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	loss	of shares	Amount	equity
Balance as of January 1, 2016	17,289,699	$17,290	$14,101,689	$138,405,110	$1,230,511	$(129,285,454)	$(979,048)	(144,206)	$(4,066,610)	$19,423,488
Net loss	-	-	-	-	-	(4,571,799)	-	-	-	(4,571,799)
Share-based compensation for employee and director stock awards	-	-	-	698,100	-	-	-	-	-	698,100
Common stock issued to employees and directors for stock awards	142,501	142	-	(142)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(434,799)	-	-	(434,799)
Balance as of June 30, 2016	17,432,200	$17,432	$14,101,689	$139,103,068	$1,230,511	$(133,857,253)	$(1,413,847)	(144,206)	$(4,066,610)	$15,114,990
Balance as of January 1, 2017	19,744,675	$19,745	$14,101,689	$145,353,067	$1,230,511	$(141,999,372)	$(1,961,461)	(144,206)	$(4,066,610)	$12,677,569

Net loss	-	-	-	-	-	(5,821,596)	-	-	-	(5,821,596)
Common stock issued to investors	6,403,518	6,403	-	9,598,874	-	-	-	-	-	9,605,277
Share-based compensation for employee and director stock awards	-	-	-	491,247	-	-	-	-	-	491,247
Common stock issued to employees and directors for stock awards	111,499	112	-	(112)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	338,044	-	-	338,044
Balance as of June 30, 2017	26,259,692	$26,260	$14,101,689	$155,443,076	$1,230,511	$(147,820,968)	$(1,623,417)	(144,206)	$(4,066,610)	$17,290,541

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Condensed consolidated statements of cash flows For the six months ended June 30, 2016 and 2017
(Unaudited)
(In US$)

	Six months ended June 30,
	2016	2017
Cash flows from operating activities
Net loss	$(4,571,799)	(5,821,596)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	542,606	631,781
Provision for doubtful debts	585,968	380,808
Write-down of inventories	213,293	998,403
Share-based compensation	698,100	491,247
Deferred tax assets	(57,292)	-
Exchange loss (gain)	22,855	(63,014)
Changes in operating assets and liabilities:
Trade accounts and bills receivable	(1,347,959)	(7,898,896)
Inventories	(6,987,353)	(252,756)
Prepayments and other receivables	(2,125,822)	(34,144)
Trade accounts and bills payable	6,182,378	3,093,339
Accrued expenses and other payables	938,017	969,912
Income taxes payable	(462,429)	(608,922)
Trade receivable from and payables to former subsidiaries	7,768,021	4,629,774
Net cash provided by (used in) operating activities	1,398,584	(3,484,064)

Cash flows from investing activities
Increase (Decrease) in pledged deposits	600,158	(241,343)
Purchases of property, plant and equipment and construction in progress	(7,618,814)	(6,808,832)
Net cash used in investing activities	(7,018,656)	(7,050,175)

Cash flows from financing activities
Advances from investors	-	2,036,275
Proceeds from bank borrowings	13,024,446	-
Repayment of bank borrowings	(11,629,181)	-
Borrowings from unrelated parties	6,411,182	4,363,446
Repayment of borrowings from unrelated parties	(77,068)	(4,746,539)
Borrowings from related parties	1,088,196	1,873,373
Repayment of borrowings from related parties	-	(1,047,227)
Proceeds from issuance of common stock	-	9,605,277
Net cash provided by financing activities	8,817,575	12,084,605

Effect of exchange rate changes on cash and cash equivalents	(152,766)	9,885
Net increase in cash and cash equivalents	3,044,737	1,560,251
Cash and cash equivalents at the beginning of period	80,711	408,713
Cash and cash equivalents at the end of period	$3,125,448	1,968,964

Non-cash transactions:
Transfer of construction in progress to property, plant and equipment	$333,272	1,880,081
Cash paid during the period for:
Income taxes	$462,429	608,922
Interest, net of amounts capitalized	$-	-

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
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
For the three and six months ended June 30, 2016 and 2017
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
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

As of June 30, 2017, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On August 14, 2013, Dalian BAK Trading Co., Ltd (“Dalian BAK Trading”) was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000 (Note 19(i)). Pursuant to Dalian BAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to Dalian BAK Trading on or before August 14, 2015. On March 7, 2017, the Company changed the name of Dalian BAK Trading Co.,Ltd to Dalian CBAK Trading Co., Ltd (“CBAK Trading”). Up to the date of this report, the Company has contributed $100,000 to CBAK Trading in cash.

On December 27, 2013, Dalian BAK Power Battery Co., Ltd (“Dalian BAK Power”) was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000 (Note 19(i)). Pursuant to Dalian BAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to Dalian BAK Power on or before December 27, 2015. On March 7, 2017, the Company changed the name of Dalian BAK Power Battery Co., Ltd to Dalian CBAK Power Battery Co., Ltd (“CBAK Power”). Up to the date of this report, the Company has contributed $29,999,978 to CBAK Power through injection of a series of patents and cash of $24,999,978.

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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Battery”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and As of December 31, 2016 and June 30, 2017, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
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

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of June 30, 2017, Mr. Yunfei Li held 3,781,018 shares or 14.5% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations As of December 31, 2016 and June 30, 2017. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

On February 17, 2017, the Company signed investment agreements with eight investors (including Mr. Yunfei Li, the Company’s CEO, and seven of the Company’s existing shareholders) whereby the investors agreed to subscribe new shares of the Company totaling $10 million. The issue price will be determined with reference to the market price prior to the issuance of new shares. Pursuant to the investment agreements, in January 2017 the 8 investors paid the Company a total of $2.06 million as down payments. Mr Yunfei Li agrees to subscribe new shares of the Company totaled $1,120,000 and made down payment of $225,784 in January 2017. On April 1, April 21, April 26 and May 10, 2017, the Company received $1,999,910, $3,499,888, $1,119,982 and $2,985,497 from these investors, respectively. On May 31, 2017, the Company entered into a securities purchase agreement with the eight investors, pursuant to which the Company agreed to issue an aggregate of 6,403,518 shares of common stock, par value $0.001 per share to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 746,018 shares issued to Mr. Yunfei Li, the Company’s CEO. On June 22, 2017, the Company issued the shares to the investors.

On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $19.2 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), the Company’s CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, the Company’s former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK Battery Co., Ltd., the Company’s former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of the Company’s Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, as of June 30, 2017, the Company borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.7 million), bearing fixed interest at 7.2% per annum. The Company also borrowed a series of revolving bank acceptance totaled $0.4 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

On July 6, 2016, the Company obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $5.9 million) to July 2017. The banking facilities were guaranteed by Mr. Li, the Company’S CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 the Company borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. The Company also borrowed revolving bank acceptance totaled $5.9 million, and bank deposit of 50% was required to secure against these bank acceptance bills. The Company repaid the loan in July 2017 and it is still in progress to extend the banking facilities.

During the second quarter of 2017, the Company obtained banking facilities from China Merchants Bank with bank acceptance bills of RMB2.1 million (approximately $0.3 million) to October 10, 2017. The banking facilities were pledged by the Company’s bills receivables totaled $0.3 million. Under the facilities, on April 10, 2017, the Company borrowed bank acceptance totaled $0.3 million.

As of June 30, 2017, the Company had also borrowed $1.0 million, $0.9 million and $1.8 million of notes payable outside the credit facility from ICBC, China Merchants Bank and China Construction Bank, respectively.

As of June 30, 2017, the Company had unutilized committed banking facilities of $0.1 million

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
For the three and six months ended June 30, 2016 and 2017
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

In May 2017, the FASB issued ASU 2017-09, "Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new guidance is effective prospectively for us for the year ending March 31, 2019 and interim reporting periods during the year ending March 31, 2019. Early adoption is permitted. The Company is evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2.	Pledged deposits

Pledged deposits as of December 31, 2016 and June 30, 2017 consisted of the following:

	December 31,	June 30,
	2016	2017
Pledged deposits for:
Bills payable	$3,064,155	$3,383,025
Others *	1,213,989	1,243,370
	$4,278,144	$4,626,395

*

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,243,370 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $30,195 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK Power’s bank deposits totaling $1,243,370 (RMB 8,430,792) for a period of one year.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2016 and June 30, 2017 consisted of the following:

	December 31,	June 30,
	2016	2017
Trade accounts receivable	$5,169,593	$13,049,235
Less: Allowance for doubtful accounts	(2,761,144)	(3,214,094)
	2,408,449	9,835,141
Bills receivable	59,938	316,074
	$2,468,387	$10,151,215

An analysis of the allowance for doubtful accounts is as follows:

	June 30,	June 30,
	2016	2017
Balance at beginning of period	$165,441	$2,761,144
Provision for the period	637,034	457,946
Reversal by cash for the period	(51,066)	(77,138)
Charged to consolidated statements of operations and comprehensive loss	585,968	380,808
Foreign exchange adjustment	(17,317)	72,142
Balance at end of period	$734,092	$3,214,094

4.	Inventories

Inventories as of December 31, 2016 and June 30, 2017 consisted of the following:

	December 31,	June 30,
	2016	2017
Raw materials	$2,570,942	$2,135,145
Work in progress	1,333,949	1,407,126
Finished goods	13,190,031	13,210,399
	$17,094,922	$16,752,670

During the three months ended June 30, 2016 and 2017, write-downs of obsolete inventories to lower of cost or market of $116,383 and $848,247, respectively, were charged to cost of revenues.

During the six months ended June 30, 2016 and 2017, write-downs of obsolete inventories to lower of cost or market of $213,293 and $998,403, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2016 and June 30, 2017 consisted of the following:

	December 31,	June 30,
	2016	2017
Value added tax recoverable	$6,238,056	$5,859,507
Prepayments to suppliers	148,247	44,731
Deposits	28,763	63,978
Staff advances	46,572	108,034
Prepaid operating expenses	220,713	298,010
Advances to unrelated parties	-	507,255
	6,682,351	6,881,515
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$6,675,351	$6,874,515

Advances to unrelated parties were unsecured and non-interest bearing. Advances of $337,000 was repayable by September 30, 2017, and the remaining balance was repayable on demand.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

6.	Payables to Former Subsidiaries

Payable to former subsidiaries as of December 31, 2016 and June 30, 2017 consisted of the following:

	December 31,	June 30,
	2016	2017
BAK Tianjin	$194,774	$230,988
Shenzhen BAK	2,294,085	6,994,958
	2,488,859	7,225,946

Balance as of December 31, 2016 and June 30, 2017 consisted of payables for purchase of inventories from BAK Tianjin and Shenzhen BAK. From time to time, the Company purchased products from these former subsidiaries that they did not produce to meet the needs of its customers.

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2016 and June 30, 2017 consisted of the following:

	December 31,	June 30,
	2016	2017
Buildings	$16,877,909	$17,286,378
Machinery and equipment	4,473,631	6,467,301
Office equipment	96,655	119,931
Motor vehicles	193,165	197,840
	21,641,360	24,071,450
Accumulated depreciation	(1,630,457)	(2,299,280)
Carrying amount	$20,010,903	$21,772,170

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

7.	Property, Plant and Equipment, net (continued)

During the three months period ended June 30, 2016 and 2017, the Company incurred depreciation expense of $298,652 and $328,823, respectively.

During the six months period ended June 30, 2016 and 2017, the Company incurred depreciation expense of $571,674 and $620,695, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $16,178,549 and $16,335,138 as of December 31, 2016 and June 30, 2017, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates. As soon as the Chinese government completes its formalities, the Company will obtain the ownership certificates. As of June 30, 2017, the Company had the permission to obtain the ownership certificate of the completed buildings, however, as the Company is in the process to obtain additional loans from Bank of Dandong which requires the Company to pledge more buildings including the constructions in progress of Dalian site, if the Company obtained the ownership certificate of the completed buildings, the remaining buildings which are still under construction in progress will not be pledged until all of the buildings complete the construction. The Company and Bank of Dandong decided to delay the acquisition of the ownership certificate of the completed buildings.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment of its property, plant and equipment as of December 31, 2016 and June 30, 2017.

8.	Construction in Progress

Construction in progress as of December 31, 2016 and June 30, 2017 consisted of the following:

	December 31,	June 30,
	2016	2017
Construction in progress	$33,277,338	$33,610,343
Prepayment for acquisition of property, plant and
equipment	179,705	400,585
Carrying amount	$33,457,043	$34,010,928

Construction in progress as of December 31, 2016 and June 30, 2017 was mainly comprised of capital expenditures for the construction of the facilities and production lines of Dalian BAK Power.

For the three months ended June 30, 2016 and 2017, the Company capitalized interest of $241,652 and $344,552 respectively, to the cost of construction in progress.

For the six months ended June 30, 2016 and 2017, the Company capitalized interest of $483,990 and $703,512, respectively, to the cost of construction in progress.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

9.	Prepaid Land Use Rights, net

Prepaid land use rights as of December 31, 2016 and June 30, 2017 consisted of the followings:

	December 31,	June 30,
	2016	2017
Prepaid land use rights	$8,089,516	$8,285,294
Accumulated amortization	(390,993)	(483,309)
	$7,698,523	$7,801,985
Less: Classified as current assets	(161,790)	(165,706)
	$7,536,733	$7,636,279

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $7,826,741 (RMB53.1 million). Other incidental costs incurred totaled $458,553 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $42,997 and $40,934 for the three months ended June 30, 2016 and 2017 and $85,933 and $81,712 for the six months ended June 30, 2016 and 2017, respectively.

10.	Intangible Assets, net

Intangible assets as of December 31, 2016 and June 30, 2017 consisted of the followings:

	December 31,	June 30,
	2016	2017
Computer software at cost	$25,613	$26,233
Accumulated amortization	(4,269)	(5,684)
	$21,344	$20,549

Amortization expenses were $680 and $647 for the three months ended June 30, 2016 and 2017 and $1,359 and $1,293 for the six months ended June 30, 2016 and 2017, respectively.

11.	Bank Loans

Bank borrowings as of December 31, 2016 and June 30, 2017 consisted of the followings:

	December 31,	June 30,
	2016	2017
Short-term bank borrowings	$1,439,947	$1,474,796
Long-term bank borrowings	18,258,528	18,700,410
	$19,698,475	$20,175,206

On June 10 and 15, 2016, the Company repaid Bank of Dandong the one-year short term loans of RMB30 million and RMB50 million, respectively, obtained under its banking facilities in June 2015. On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong to provide a maximum amount of RMB130 million (approximately $19.2 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. Under the banking facilities, from June to September 2016, the Company borrowed various three-year bank loans that totaled RMB126.8 million (approximately $18.7 million), bearing fixed interest at 7.2% per annum. The banking facilities were guaranteed by Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK, Mr. Yunfei Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife.

On July 6, 2016, the Company obtained new banking facilities from Bank of Dalian to provide a maximum loan amount of RMB10 million (approximately $1.5 million) and bank acceptance of RMB40 million (approximately $5.9 million) to July 2017. The banking facilities were guaranteed by Shenzhen BAK, Mr. Yunfei Li, our CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife. On July 6, 2016, the Company borrowed a one-year term bank loan of RMB10 million (approximately $1.5 million), bearing fixed interest at 6.525% per annum. The Company repaid the loan in July 2017 and it was still in progress to extend the banking facilities.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

11.	Bank Loans (continued)

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	June 30,
	2016	2017
Pledged deposits (note 2)	$3,064,155	$3,383,025
Prepaid land use rights (note 9)	7,698,523	7,801,985
Buildings	11,729,172	11,740,821
Machinery and equipment	2,598,882	2,920,192
Construction in progress	6,156,488	6,206,535
	31,247,220	32,052,558

As of June 30, 2017, the Company had unutilized committed banking facilities of $0.1 million.

During the three months ended June 30, 2016 and 2017, interest of $241,652 and $344,552, respectively, was incurred on the Company's bank borrowings.

During the six months ended June 30, 2016 and 2017, interest of $483,990 and $703,512, respectively, was incurred on the Company's bank borrowings.

12.	Other Short-term Loans

Other short-term loans as of December 31, 2016 and June 30, 2017 consisted of the following:

		December 31,	June 30,
	Note	2016	2017
Advance from related parties
- Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$9,252,127	$10,313,726
- Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000
- Shareholders (note 1)	(c)	-	2,064,714
		9,352,127	12,478,440
Advances from unrelated third parties
– Mr. Guozhu Liang	(d)	$14,399	-
– Mr. Wenwu Yu	(d)	145,410	148,929
– Mr. Mingzhe Li	(d)	796,850	-
– Ms. Longqian Peng	(d)	215,992	663,658
		1,172,651	812,587

		$10,524,778	$13,291,027

(a)

The Company received advances from Tianjin New Energy, a related company under the control of Mr. Xiangqian Li, the Company’s former CEO, which was unsecured, non-interest bearing and repayable on demand. On November 1, 2016, Mr. Xiangqian Li ceased to be a shareholder but remained as a general manager of Tianjin New Energy. As of December 31, 2016 and June 30, 2017, the payable to Tianjin New Energy of $20,384 and $0, respectively, was included in trade accounts and bills payable.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2016 and June 30, 2017 consisted of the following:

	December 31,	June 30,
	2016	2017
Construction costs payable	$7,322,941	$1,976,953
Equipment purchase payable	8,229,828	8,698,806
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	1,532,802	1,542,454
Compensation costs (note 19(ii))	309,974	112,251
Product warranty (note b)	205,404	594,552
Customer deposits	62,231	816,893
Other payables and accruals	509,294	595,702
	$19,382,593	$15,547,730

(a)

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2016 and June 30, 2017, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2016 and June 30, 2017, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables (continued)

(b)

The Company maintains a policy of providing after sales support for certain of its new EV and LEV battery products introduced since October 1, 2015 by way of a warranty program. The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability at least annually and adjusts the amounts as necessary. The Company recognized warranty expenses amounting to $63,759 and $245,182 for the quarters ended June 30, 2016 and 2017 and $194,943 and $385,746 for the six months ended June 30, 2016 and 2017, respectively, which are included in its sales and marketing expenses.

14.	Deferred Government Grants

Deferred government grants as of December 31, 2016 and June 30, 2017 consist of the following:

	December 31,	June 30,
	2016	2017
Total government grants	$4,699,261	$4,740,067
Less: Current portion	(142,400)	(145,847)
Non-current portion	$4,556,861	$4,594,220

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

The Company offset government grants of $72,271 and $36,029 for the three months ended June 30, 2016 and 2017 and $116,360 and $71,919 for the six months ended June 30, 2016 and 2017, respectively, against depreciation expenses of the Dalian facilities.

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes expenses (credit) consisted of:

	Three months ended June30,		Six months ended June30,
	2016	2017	2016	2017
PRC income tax:
Current	$-	$-	$-	$-
Deferred	(51)	-	(57,292)	-
	$(51)	$-	$(57,292)	$-

United States Tax

China BAK is subject to a statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three months and six months ended June 30, 2016 and 2017.

Hong Kong Tax

BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three months and six months ended June 30, 2016 and 2017 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three months and six months ended June 30, 2016 and 2017.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Loss before income taxes	$(2,668,692)	$(3,753,380)	$(4,629,091)	$(5,821,596)
United States federal corporate income tax rate	35%	35%	35%	35%
Income tax credit computed at United States statutory corporate income tax rate	(934,042)	(1,313,683)	(1,620,181)	(2,037,559)
Reconciling items:
Rate differential for PRC earnings	219,389	344,337	365,823	505,764
Non-deductible expenses	39,032	25,245	105,527	95,768
Share based payments	131,860	83,565	244,335	171,936
Valuation allowance on deferred tax assets	489,723	860,536	826,630	1,264,091
Others	53,987	-	20,574	-
Income tax expenses	$(51)	$-	$(57,292)	$-

(a)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2016 and June 30, 2017 are presented below:

	December 31,	June 30,
	2016	2017
Deferred tax assets
Trade accounts receivable	$692,736	$805,973
Inventories	254,852	514,107
Property, plant and equipment	373,287	382,321
Net operating loss carried forward	38,055,264	38,937,828
Valuation allowance	(39,376,139)	(40,640,229)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2016 and June 30, 2017, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $7,213,329 and $10,738,275, respectively, which will expire in various years through 2021. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries As of December 31, 2016 and June 30, 2017 of approximately of $2.0 million and $0 million, respectively. The cumulative distributed earnings of foreign subsidiaries were included in accumulated deficit and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

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
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2017 through June 30, 2017 amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2017	$7,061,140	$-	$7,061,140
Decrease in unrecognized tax benefits taken in current period	(446,536)	-	(446,536)
Balance As of June 30, 2017	$6,614,604	$-	$6,614,604

As of December 31, 2016 and June 30, 2017, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

16.	Share-based Compensation

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

The Company recorded non-cash share-based compensation expense of $210,129 and $531,484 for the three and six months ended June 30, 2016, in respect of the restricted shares granted on June 30, 2015, respectively.

The Company recorded non-cash share-based compensation expense of $76,151 and $175,985 for three and six months ended June 30, 2017, in respect of the restricted shares granted on June 30, 2015, respectively.

As of June 30, 2017, non-vested restricted shares granted on June 30, 2015 are as follows:

Non-vested shares as of January 1, 2017	275,000
Granted	-
Vested	(110,000)
Forfeited	-
Non-vested shares as of June 30, 2017	165,000

As of June 30, 2017, there was unrecognized stock-based compensation of $105,281 associated with the above restricted shares. As of June 30, 2017, 55,000 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
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

The Company recorded non-cash share-based compensation expense of $166,616 for the three and six months ended June 30, 2016, in respect of the restricted shares granted on April 19, 2016, respectively.

The Company recorded non-cash share-based compensation expense of $162,608 and $315,262 for the three and six months ended June 30, 2017, in respect of the restricted shares granted on April 19, 2016, respectively.

As of June 30, 2017, non-vested restricted shares granted on April 19, 2016 are as follows:

Non-vested shares as of January 1, 2017	433,500
Granted	-
Vested	(108,834	)`
Forfeited Note	(10,000)
Non-vested shares as of June 30, 2017	314,666

Note: During the six months ended June 30, 2017, 10,000 restricted shares were forfeited following the resignation of three employees in June 2017. Unrecognized compensation cost of $9,729 was recognized as non-cash share-based compensation expenses to sales and marketing expenses for the six months ended June 30, 2017.

As of June 30, 2017, there was unrecognized stock-based compensation of $420,586 associated with the above restricted shares.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and six months ended June 30, 2016 and 2017.

17.	Loss Per Share

The following is the calculation of loss per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Net loss	$(2,668,641)	$(3,753,380)	$(4,571,799)	$(5,821,596)

Weighted average shares used in basic and diluted computation (note)	17,284,432	20,402,083	17,256,932	20,059,236

Loss per share	$(0.15)	$(0.18)	$(0.26)	$(0.29)

Note:

Including 50,835 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and six months ended June 30, 2016 and 218,834 vested restricted shares granted pursuant to the 2015 plan that were not yet issued for the three and six months ended June 30, 2017.

F-21

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

For the three and six months ended June 30, 2016 and 2017, 885,000 and 479,666 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
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

19.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2016 and June 30, 2017, the Company had the following contracted capital commitments:

	December 31,	June 30,
	2016	2017
For construction of buildings	$2,225,978	$2,514,537
For purchases of equipment	451,063	166,726
Capital injection to Dalian BAK Power and Dalian BAK Trading Note	9,895,996	400,000
	$12,573,037	$3,081,263

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,223,858(RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $30,938 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which the Company already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK’s bank deposits totaling $1,223,858 (RMB 8,430,792) for a period of one year. On June 30, 2017, according to the first instance, the court ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. On July 24, 2017, Dalian CBAK Power filed an appeal to Dalian Intermediate People’s Court challenging the lower court’s judgment rendered on June 30, 2017. The Company intends to continue vigorously defend ourselves in this lawsuit.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

20.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended June 30, 2016 and 2017 as follows:

		Three months ended June 30,
	2016			2017
Customer A	$238,959	17.54%	$	*	*
Customer B	236,598	17.37%		*	*
Customer C	231,862	17.02%		*	*
Customer D	225,754	16.57%		*	*
Customer E	164,931	12.11%		*	*
Customer F	137,305	10.08%		*	*
Customer G	*	*		5,536,377	87.33%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended June 30, 2016 and 2017 as follows:

			Six months ended June 30,
		2016			2017
Customer A		$1,338,093	29.34%	$	*	*
Customer B		1,257,359	27.57%		*	*
Customer C		537,494	11.78%		*	*
Customer G	$	*	*		8,647,056	85.99%

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable As of December 31, 2016 and June 30, 2017 as follows:

	December 31, 2016			June 30, 2017
Customer A	$857,180	34.73%	$	*	*
Customer G	1,286,206	52.11%		9,113,817	89.78%

*	Comprised less than 10% of account receivable for the respective period.

For the three months and six months ended June 30, 2016 and 2017, the Company recorded the following transactions:

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Purchase of inventories from
BAK Tianjin	$49,095	$-	$189,496	$-
Shenzhen BAK	2,677,785	1,916,928	2,689,672	4,279,372
Zhengzhou BAK Battery Co., Ltd*	-	9,074	-	21,531

Sales of finished goods to
BAK Tianjin	236,598	16,154	263,605	42,700
Shenzhen BAK	-	-	-	60,797
Zhengzhou BAK Battery Co., Ltd*	-	-	-	13,648

Sales of raw materials to Shenzhen BAK	(2,844)	-	226,354	-

*Mr. Xiangqian Li, the former CEO, is a director of this company.

(b)	Credit Risk

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2016 and June 30, 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three months and six months ended June 30, 2016 and 2017 were as follows:

Net revenues by product:

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
High power lithium batteries used in:
Electric vehicles	$89,022	$5,806,971	$2,831,977	$9,064,743
Light electric vehicles	412,112	61,663	465,479	203,023
Uninterruptable supplies	861,161	470,625	1,263,752	787,637
	$1,362,295	$6,339,259	$4,561,208	$10,055,403

Net revenues by geographic area:

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
PRC Mainland	$867,730	$6,039,679	$3,639,270	$9,447,002
PRC Taiwan	102,850	134,562	278,908	219,373
Israel	225,754	114,817	225,754	217,359
Europe	-	49,253	251,206	170,721
South Korea	164,930	-	165,051	-
Others	1,031	948	1,019	948
	$1,362,295	$6,339,259	$4,561,208	$10,055,403

Substantially all of the Company’s long-lived assets are located in the PRC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On March 7, 2017, the names of our subsidiaries CBAK Power Battery Co., Ltd and Dalian BAK Trading Co., Ltd., were changed to Dalian CBAK Power Battery Co., Ltd and Dalian CBAK Trading Co., Ltd, respectively.

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

We generated revenues of $1.4 million and $6.3 million for the three months ended June 30, 2016 and 2017, respectively. We had a net loss of $2.7 million and $3.8 million in the three months ended June 30, 2016 and 2017 respectively. As of June 30, 2017, we had an accumulated deficit of $147.8 million and net assets of $17.3 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of June 30, 2017.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $19.2 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, as of June 30, 2017, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.7 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.4 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills.

On July 6, 2016, we obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $5.9 million) to July 2017. The banking facilities were guaranteed by Mr. Li, our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 we borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. We also borrowed revolving bank acceptance totaled $5.9 million, and bank deposit of 50% was required to secure against these bank acceptance bills. We repaid the loan in July 2017and we are still in progress to extend the banking facilities.

During the second quarter of 2017, we obtained banking facilities from China Merchants Bank with bank acceptance bills of RMB2.1 million (approximately $0.3 million) for a term until October 10, 2017. The banking facilities were pledged by our bills receivables totaled $0.3 million. Under the facilities, on April 10, 2017, we borrowed bank acceptance totaled $0.3 million.

As of June 30, 2017, we had also borrowed $1.0 million, $0.9 million and $1.8 million of notes payable outside any the credit facility from ICBC, China Merchants Bank and China Construction Bank, respectively.

As of June 30, 2017, we had unutilized committed banking facilities of $0.1 million. We plan to renew these loans upon maturity, and intend to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required.

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

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, who are also our current shareholders, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of our common stock totaling $10 million. The issue price will be determined with reference to the market price prior to the issuance of new shares In January 2017, the shareholders paid us a total of $2.1 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable deposit of $0.2 million. In April and May 2017, we received cash of $9.6 million from these shareholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of common stock, par value $0.001 per share to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 764,018 shares were issued to Mr. Yunfei Li, our CEO. On June 22, 2017, we issued the shares to the investors. The issuance of the shares to the investors was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder.

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

Financial Performance Highlights for the Quarter Ended June 30, 2017

The following are some financial highlights for the quarter ended June 30, 2017:

•	Net revenues: Net revenues increased by $5 million, or 365%, to $6.3 million for the three months ended June 30, 2017, from $1.4 million for the same period in 2016.

•	Gross loss: Gross loss was $1.5 million, representing an increase of $0.9 million, for the three months ended June 30, 2017, from gross loss of $0.6 million for the same period in 2016.

•	Operating loss: Operating loss was $3.6 million for the three months ended June 30, 2017, reflecting an increase of $0.7 million from an operating loss of $2.9 million for the same period in 2016.

•	Net loss: Net loss was $3.8 million for the three months ended June 30, 2017, representing an increase of $1.1 million from net loss of $2.7 million for the same period in 2016.

•	Fully diluted loss per share: Fully diluted loss per share was $0.18 for the three months ended June 30, 2017, as compared to fully diluted loss per share of $0.15 for the same period in 2016.

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

General and administrative expenses. General and administrative expenses consist primarily of employee remuneration, share-based compensation, professional fees, insurance, staff benefits, general office expenses, depreciation and liquidated damage charges.

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2017

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended June 30,		Change
	2016	2017	$	%
Net revenues	$1,362	$6,339	4,977	365.42
Cost of revenues	(1,916)	(7,830)	(5,914)	(308.66)
Gross loss	(554)	(1,491)	(937)	(169.13)
Operating expenses:
Research and development expenses	312	533	221	70.83
Sales and marketing expenses	206	450	244	118.45
General and administrative expenses	1,811	1,158	(653)	(36.06)
Total operating expenses	2,329	2,141	(188)	(8.07)
Operating loss	(2,883)	(3,632)	(749)	(25.98)
Finance expense, net	(15)	(93)	(78)	(520.00)
Other income (expense), net	229	(28)	(257)	(112.23)
Loss before income tax	(2,669)	(3,753)	(1,084)	(40.61)
Income tax expense	-	-	-	-
Net loss	(2,669)	(3,753)	(1,084)	(40.61)

Net revenues. Net revenues were $6.34 million for the three months ended June 30, 2017, as compared to $1.36 million for the same period in 2016, representing an increase of $5.0 million, or 365.4% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended June 30,		Change
	2016	2017	$	%
High power lithium batteries used in:
Electric vehicles	$89	$5,807	5,718	6,424.72
Light electric vehicles	412	62	(350)	(84.95)
Uninterruptable supplies	861	470	(391)	(45.41)
	$1,362	$6,339	4,977	365.42

Net revenues from sales of batteries for electric vehicles were $5.8 million for the three months ended June 30, 2017 as compared to $0.1 million in the same period of 2016, representing an increase of $5.7 million, or 6,424.7% . Since the announcement of government subsidy policy for electric vehicle manufactures issued at the end of calendar year 2016, we received more orders from electric vehicle manufacturers in year 2017. In year 2017, we reached strategic cooperation agreement with certain automakers to provide them substantial battery module used in electric vehicles.

Net revenues from sales of batteries for light electric vehicles was approximately $62,000 for the three months ended June 30, 2017, compared to approximately $0.4 million in the same period of 2016, representing a decrease of $0.35 million, or 85.0% . Since we face fierce competition in light electric vehicles, our orders from light electric vehicles decreased.

Net revenues from sales of batteries for uninterruptable power supplies was $0.5 million in the three months ended June 30, 2017, as compared with $0.9 million in the same period in 2016, representing a decrease of $0.4 million, or 45.4% . As we focused more on electric vehicle market in 2017, sale of batteries for uninterruptable power supplies sold decreased.

Cost of revenues. Cost of revenues increased to $7.8 million for the three months ended June 30, 2017, as compared to $1.9 million for the same period in 2016, an increase of $5.9 million, or 308.66% . Included in cost of revenues were write down of obsolete inventories of $848,247 for three months ended June 30, 2017, while it was $116,383 for the same period in 2016. We write down the inventory value whenever there is an indication that it is impaired, the increase in provision of inventory is mainly due to the increase of inventory with ageing over 1 year. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the three months ended June 30, 2017 was $1.5 million, or 23.52% of net revenues as compared to gross loss of $0.6 million, or 40.6% of net revenues, for the same period in 2016. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. In particular, we need to maintain a high level of skilled production staff, in anticipation of the increased demand for our products following the release of the government subsidy policy of new energy vehicles in 2017. As a result, we incurred a gross loss in the quarter ended June 30, 2017.

Research and development expenses. Research and development expenses increased to approximately $0.5 million for the three months ended June 30, 2017, as compared to approximately $0.3 million for the same period in 2016, an increase of $0.2 million, or 70.83% . The increase was primarily resulted from the salary and wages increased by approximately $64,000 and the materials and consumable expenses increased by approximately $124,000. We expanded our research and development team to improve our product to fulfill our customers’ requirements and expand our market shares. We have monthly average 83 research and development employees for the three months ended June 30, 2017 as compared to a monthly average headcount of 69 for the same period of 2016.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $0.5 million for the three months ended June 30, 2017, as compared to approximately $0.2 million for the same period in 2016, an increase of approximately $0.2 million, or 118.5% . The increase was mainly resulted from an increase of $0.2 million provision for our product warranty, resulting from the increase in sales in this quarter.

General and administrative expenses. General and administrative expenses decreased to $1.2 million, or 18.3% of revenues, for the three months ended June 30, 2017, as compared to $1.8 million, or 133.0% of revenues, for the same period in 2016, a decrease of $0.7 million, or 36.1% . The decrease in general and administrative expenses was mainly resulted from a decrease of $0.1 million of share based compensation, a decrease of $0.3 million provision for doubtful debts, and $0.2 million reversal of compensation costs in relation to a litigation with Shenzhen Huijie. As disclosed further below, according to the judgement rendered on June 30, 2017, the court ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million.

Operating loss. As a result of the above, our operating loss totaled $3.6 million for the three months ended June 30, 2017, as compared to $2.9 million for the same period in 2016, representing an increase of $0.7 million, or 26.0% .

Net loss. As a result of the foregoing, we had a net loss of $3.8 million for the three months ended June 30, 2017, compared to net loss of $2.7 million for the same period in 2016.

Comparison of Six Months Ended June 30, 2016 and 2017

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six months ended June 30,		Change
	2016	2017	$	%
Net revenues	$4,561	$10,055	5,494	120.46
Cost of revenues	(5,214)	(11,964)	(6,750)	(129.46)
Gross loss	(653)	(1,909)	(1,256)	(192.34)
Operating expenses:
Research and development expenses	672	963	291	43.30
Sales and marketing expenses	505	685	180	35.64
General and administrative expenses	2,983	2,142	(841)	(28.19)
Total operating expenses	4,160	3,790	(370)	(8.89)
Operating loss	(4,813)	(5,699)	(886)	(18.41)
Finance expense, net	(53)	(96)	(43)	(81.13)
Other income (expense), net	237	(27)	(264)	(111.39)
Loss before income tax	(4,629)	(5,822)	(1,193)	(25.77)
Income tax credit	57	-	(57)	(100)
Net loss	(4,572)	(5,822)	(1,250)	(27.34)

Net revenues. Net revenues were $10.1 million for the six months ended June 30, 2017, as compared to $4.6 million for the same period in 2016, representing an increase of $5.5 million, or 120.5% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Six months ended June 30,		Change
	2016	2017	$	%
High power lithium batteries used in:
Electric vehicles	$2,832	$9,065	6,233	220.09
Light electric vehicles	465	203	(262)	(56.34)
Uninterruptable supplies	1,264	787	(477)	(37.74)
	$4,561	$10,055	5,494	120.46

Net revenues from sales of batteries for electric vehicles were $9.1 million for the six months ended June 30, 2017 as compared to $2.8 million in the same period of 2016. Since the announcement of government subsidy policy for electric vehicle manufactures issued at the end of calendar year 2016, we received more orders from electric vehicle manufacturers in year 2017. In year 2017, we reached strategic cooperation agreement with certain automakers to provide them substantial battery module used in electric vehicles.

Net revenues from sales of batteries for light electric vehicles was $0.2 million for the six months ended June 30, 2017, compared to $0.5 in the same period of 2016, representing a decrease of $0.3 million, or 56.3% . This change was mainly because we face fierce competition in light electric vehicles, our orders from light electric vehicles decreased.

Net revenues from sales of batteries for uninterruptable power supplies was $0.8 million in the three months ended June 30, 2017, as compared with $1.3 million in the same period in 2016, representing a decrease of $0.5 million, or 37.7% . As we focused more on electric vehicle market in 2017, sale of batteries for uninterruptable power supplies sold decreased.

Cost of revenues. Cost of revenues increased to $11.9 million for the six months ended June 30, 2017, as compared to $5.2 million for the same period in 2016, an increase of $6.8 million, or 129.46% . Included in cost of revenues were write down of obsolete inventories of $998,403 for the six months ended June 30, 2017, while it was $213,293 for the same period in 2016. We write down the inventory value whenever there is an indication that it is impaired the increase in provision of inventory is mainly due to the increase of inventory with ageing over 1 year. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the six months ended June 30, 2017 was $1.9 million, or 19.0% of net revenues as compared to gross loss of $0.7 million, or 14.3% of net revenues, for the same period in 2016. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. In particular, we need to maintain a high level of skilled production staff, in anticipation of the increased demand for our products following the release of the government subsidy policy of new energy vehicles in 2017. As a result, we incurred a gross loss in the six months ended June 30, 2017.

Research and development expenses. Research and development expenses increased to approximately $1.0 million for the six months ended June 30, 2017, as compared to approximately $0.7 million for the same period in 2016, an increase of $0.3 million, or 43.3% . The increase was primarily resulted from the salary and wages increased by $0.1 million and the materials and consumable expenses increased by $0.2 million. We expanded our research and development team to improve our product to fulfill our customers’ requirements and expand our market shares. We have monthly average 85 research and development employees for the six months ended June 30, 2017 as compared to a monthly average of 64 for the same period last year.

Sales and marketing expenses. Sales and marketing expenses increased to $0.7 million for the six months ended June 30, 2017, as compared to $0.5 million for the same period in 2016, an increase of $0.2 million, or 35.6% . The increase was mainly resulted from an increase of $0.2 million provision for our product warranty, resulting from the increase in sales in 2017.

General and administrative expenses. General and administrative expenses decreased to $2.1 million, or 21.3% of revenues, for the six months ended June 30, 2017, as compared to $3.0 million, or 65.4% of revenues, for the same period in 2016, a decrease of $0.8 million, or 28.2% . The decrease in general and administrative expenses was mainly resulted from a decrease of $0.3 million of salary and wages including share based compensation, decrease of $0.2 million provision for doubtful debts, and $0.2 million reversal of compensation costs in relation to a litigation with Shenzhen Huijie.

Operating loss. As a result of the above, our operating loss totaled $5.7 million for the six months ended June 30, 2017, as compared to $4.8 million for the same period in 2016, representing an increase of $0.9 million, or 18.4% .

Net loss. As a result of the foregoing, we had a net loss of $5.8 million for the six months ended June 30, 2017, compared to net loss of $4.6 million for the same period in 2016.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans and bills payable under bank credit agreements and issuance of capital stock.

We incurred a net loss of $3.8 million for the three months ended June 30, 2017. As of June 30, 2017, we had cash and cash equivalents of $2.0 million. Our total current assets were $40.5 million and our total current liabilities were $56.8 million, resulting in a net working capital deficiency of $16.3 million. These factors raise substantial doubts about our ability to continue as a going concern.

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

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, who are also our current shareholders, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of our common stock totaling $10 million. The issue price will be determined with reference to the market price prior to the issuance of new shares. In January 2017, the shareholders paid us a total of $2.06 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a deposit of approximately $225,784. In April and May 2017, we received cash of $9.6 million from these shareholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which, we agreed to issue an aggregate of 6,403,518 shares of common stock, par value $0.001 per share to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 764,018 shares were issued to Mr. Yunfei Li, our CEO. On June 22, 2017, we issued the shares to the investors relying on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $19.2 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, as of June 30, 2017, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $18.7 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.4 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills.

On July 6, 2016, we obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $5.9 million) to July 2017. The banking facilities were guaranteed by Mr. Li, our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 we borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. We also borrowed revolving bank acceptance totaled $5.9 million, and bank deposit of 50% was required to secure against these bank acceptance bills.

During the second quarter of 2017, we obtained banking facilities from China Merchants Bank with bank acceptance bills of RMB2.1 million (approximately $0.3 million) for a term until October 10, 2017. The banking facilities were pledged by our bills receivables totaled $0.3 million. Under the facilities, on April 10, 2017, we borrowed bank acceptance totaled $0.3 million.

As of June 30, 2017, we had unutilized committed banking facilities of $0.1 million.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2016	2017
Net cash provided by (used in) operating activities	$1,399	$(3,484)
Net cash used in investing activities	(7,019)	(7,050)
Net cash provided by financing activities	8,817	12,084
Effect of exchange rate changes on cash and cash equivalents	(153)	10
Net increase in cash and cash equivalents	3,044	1,560
Cash and cash equivalents at the beginning of period	81	409
Cash and cash equivalents at the end of period	$3,125	$1,969

Operating Activities

Net cash used in operating activities was $3.5 million in the six months ended June 30, 2017, as compared to net cash provided by operating activities of $1.4 million in the same period in 2016. The increase in operating cash outflow of approximately $4.9 million was mainly attributable to the increasing cash outflows of $6.6 million on trade accounts and bills receivable, and decreasing cash inflows of $3.1 million on trade accounts and bills payable, $3.1 million on trade balances with our former subsidiaries, offset by a decreasing cash outflow of $6.7 million on inventories and $2.1 million on prepayments and other receivables.

Investing Activities

Net cash used in investing activities was $7.1 million for the six months ended June 30, 2017, as compared to $7.0 million in the same period of 2016. The net cash used in investing activities in the six months ended June 30, 2017 mainly comprised cash payment of $6.8 million to on acquisition of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $12.1 million in the six months ended June 30, 2017, compared to $8.8 million during the same period in 2016. The net cash provided by financing activities in the six months ended June 30, 2017 was mainly from issuance of common stock of $9.6 million and advances from investors of $2 million in the six months ended June 30, 2017.

As of June 30, 2017, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Bank of Dandong	$18,739	$18,700

Short-term credit facilities:
Bank of Dandong	$433	$433
Bank of Dalian	7,374	7,374
China Merchants Bank	316	316
	$8,123	$8,123
Other lines of credit:
Industrial and Commercial Bank of China	$1,022	$1,022
China Merchants Bank	892	892
China Construction Bank	1,763	1,763
	$3,677	$3,677

Total	$30,539	$30,500

As of June 30, 2017, we had also borrowed $1.0 million, $0.9 million and $1.8 million of notes payable outside any credit facility from ICBC, China Merchants Bank and China Construction Bank, respectively.

Capital Expenditures

We incurred capital expenditures of $6.8 million and $7.6 million in the three months ended June 30, 2017 and 2016, respectively. Our capital expenditures were used primarily to construct our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the year ending December 31, 2017 will reach approximately $30.2 million. Such funds will be used to construct new plants and expand new automatic manufacturing lines to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2017:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Short-term bank loans	$1,475	$1,475	$-	-	$-
Long-term bank loans	18,700	-	18,700	-	-
Bills payables	9,892	9,892	-	-	-
Payable to former subsidiaries	7,226	7,226	-	-	-
Other short-term loans	13,291	13,291	-	-	-
Capital injection to Dalian Trading	400	400	-	-	-
Capital commitments for construction of buildings	2,515	2,515	-	-	-
Capital commitments for purchase of equipment	167	167	-	-	-
Future interest payment on bank loans	2,664	1,347	1,317	-	-
Total	$56,330	$36,313	$20,017	-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of our contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,223,858 (RMB8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $0.03 million (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for as of June 30, 2017. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK’s bank deposits totaling $1,223,858 (RMB 8,430,792) for a period of one year. On June 30, 2017, according to the first instance, the court ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. On July 24, 2017, Dalian CBAK Power filed an appeal to Dalian Intermediate People’s Court challenging the lower court’s judgment rendered on June 30, 2017. We intend to continue to vigorously defend ourselves in this lawsuit.

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

Date: August 21, 2017

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