Form 10-Q
period 2017-09-30
CBAK Energy Technology, Inc.
filed 2017-11-20
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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
Yes[  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 16, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,223,317

CBAK ENERGY TECHNOLOGY, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of December 31, 2016 and September 30, 2017
(Unaudited)
(In US$)

		December 31,	September 30,
	Note	2016	2017
Assets
Current assets
Cash and cash equivalents		$408,713	$126,367
Pledged deposits	2	4,278,144	1,959,274
Trade accounts and bills receivable, net	3	2,468,387	30,577,199
Inventories	4	17,094,922	18,247,271
Prepayments and other receivables	5	6,675,351	7,565,609
Prepaid land use rights, current portion	9	161,790	168,836

Total current assets		31,087,307	58,644,556

Property, plant and equipment, net	7	20,010,903	35,203,176
Construction in progress	8	33,457,043	22,052,947
Prepaid land use rights, non-current	9	7,536,733	7,738,307
Intangible assets, net	10	21,344	20,269

Total assets		$92,113,330	$123,659,255

Liabilities
Current liabilities
Trade accounts and bills payable	11	$15,580,655	$34,992,856
Short-term bank loans	12	1,439,947	-
Other short-term loans	12	10,524,778	13,303,217
Accrued expenses and other payables	13	19,382,593	15,166,374
Payables to former subsidiaries, net	6	2,488,859	16,088,086
Deferred government grants, current	14	142,400	148,602

Total current liabilities		49,559,232	79,699,135

Long-term bank loans	12	18,258,528	19,053,630
Deferred government grants, non-current	14	4,556,861	4,643,847
Long term tax payable	15	7,061,140	6,739,542

Total liabilities		79,435,761	110,136,154

Commitments and contingencies	19

Shareholders' equity
Common stock $0.001 par value; 500,000,000 authorized ; 19,744,675 issued and 19,600,469 outstanding as of December 31, 2016; 26,367,523 issued and 26,223,317 outstanding as of September 30, 2017		19,745	26,368
Donated shares		14,101,689	14,101,689
Additional paid-in capital		145,353,067	155,587,252
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(141,999,372)	(152,023,721)
Accumulated other comprehensive loss		(1,961,461)	(1,332,388)
		16,744,179	17,589,711
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders' equity		12,677,569	13,523,101

Total liabilities and shareholder's equity		$92,113,330	$123,659,255

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive loss
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

		Three months ended September 30,		Nine months ended September 30,
	Note	2016	2017	2016	2017
Net revenues	21	$307,647	$17,750,710	$4,868,855	$27,806,113
Cost of revenues		(1,226,648)	(19,111,425)	(6,440,745)	(31,075,142)
Gross loss		(919,001)	(1,360,715)	(1,571,890)	(3,269,029)
Operating expenses:
Research and development expenses		(459,768)	(372,041)	(1,132,332)	(1,335,556)
Sales and marketing expenses		(320,094)	(1,135,992)	(824,832)	(1,820,629)
General and administrative expenses		(3,504,592)	(1,328,653)	(6,487,629)	(3,471,384)
Total operating expenses		(4,284,454)	(2,836,686)	(8,444,793)	(6,627,569)
Operating loss		(5,203,455)	(4,197,401)	(10,016,683)	(9,896,598)
Finance income (expenses), net		(91,124)	8,943	(143,674)	(86,820)
Other income (expenses), net		4,662	(14,295)	241,349	(40,931)
Loss before income tax		(5,289,917)	(4,202,753)	(9,919,008)	(10,024,349)
Income tax expenses	15	(657,805)	-	(600,513)	-
Net loss		(5,947,722)	(4,202,753)	(10,519,521)	(10,024,349)
Other comprehensive income (loss)
– Foreign currency translation adjustment		15,495	291,029	(419,304)	629,073
Comprehensive loss		$(5,932,227)	$(3,911,724)	$(10,938,825)	$(9,395,276)

Loss per share	17
– Basic and diluted		$(0.34)	$(0.16)	$(0.61)	$(0.45)

Weighted average number of shares of common stock:	17
– Basic and diluted		17,339,426	26,334,918	17,284,632	22,174,315

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	loss	of shares	Amount	equity
Balance as of January 1, 2016	17,289,699	$17,290	$14,101,689	$138,405,110	$1,230,511	$(129,285,454)	$(979,048)	(144,206)	$(4,066,610)	$19,423,488
Net loss	-	-	-	-	-	(10,519,521)	-	-	-	(10,519,521)
Share-based compensation for employee and director stock awards	-	-	-	1,088,733	-	-	-	-	-	1,088,733
Common stock issued to employees and directors for stock awards	193,335	193	-	(193)	-	-	-	-	-	-
Common stock issued to investors	2,206,640	2,207	-	5,514,393	-	-	-	-	-	5,516,600
Foreign currency translation adjustment	-	-	-	-	-	-	(419,304)	-	-	(419,304)

Balance as of September 30, 2016	19,689,674	$19,690	$14,101,689	$145,008,043	$1,230,511	$(139,804,975)	$(1,398,352)	(144,206)	$(4,066,610)	$15,089,996

Balance as of January 1, 2017	19,744,675	$19,745	$14,101,689	$145,353,067	$1,230,511	(141,999,372)	$(1,961,461)	(144,206)	$(4,066,610)	$12,677,569
Net loss	-	-	-	-	-	(10,024,349)	-	-	-	(10,024,349)
Common stock issued to investors	6,403,518	6,404	-	9,598,874	-	-	-	-	-	9,605,278
Share-based compensation for employee and director stock awards	-	-	-	635,530	-	-	-	-	-	635,530
Common stock issued to employees and directors for stock awards	219,330	219	-	(219)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	629,073	-	-	629,073

Balance as of September 30, 2017	26,367,523	$26,368	$14,101,689	$155,587,252	$1,230,511	$(152,023,721)	$(1,332,388)	(144,206)	$(4,066,610)	$13,523,101

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Condensed consolidated statements of cash flows
For the nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$)

	Nine months ended September 30,
	2016	2017
Cash flows from operating activities
Net loss	$(10,519,521)	(10,024,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	831,868	1,006,122
Provision for doubtful debts	2,732,810	361,217
Write-down of inventories	296,943	1,359,182
Share-based compensation	1,088,733	635,530
Deferred tax liabilities	(168,860)	-
Exchange loss (gain)	105,856	(37,511)
Changes in operating assets and liabilities:
Trade accounts and bills receivable	(445,081)	(27,736,858)
Inventories	(12,747,322)	(1,757,900)
Prepayments and other receivables	(3,566,182)	(583,517)
Trade accounts and bills payable	278,080	18,315,114
Accrued expenses and other payables	852,202	1,438,167
Income taxes payable	310,108	(615,031)
Trade receivable from and payables to former subsidiaries	8,396,737	11,163,618
Net cash used in operating activities	(12,553,629)	(6,476,216)

Cash flows from investing activities
(Increase) Decrease in pledged deposits	(2,580,562)	2,449,193
Purchases of property, plant and equipment and construction in progress	(1,329,822)	(8,738,549)
Net cash used in investing activities	(3,910,384)	(6,289,356)

Cash flows from financing activities
Advances from investors	-	2,056,706
Advances from former subsidiary	-	2,056,706
Proceeds from bank borrowings	19,410,639	-
Repayment of bank borrowings	(10,715,653)	(1,469,076)
Borrowings from unrelated parties	87,230	5,530,190
Repayment of borrowings from unrelated parties	(76,540)	(5,874,816)
Borrowings from related parties	4,289,084	2,083,150
Repayment of borrowings from related parties	-	(1,522,697)
Proceeds from issuance of common stock	5,516,600	9,605,277
Net cash provided by financing activities	18,511,360	12,465,440

Effect of exchange rate changes on cash and cash equivalents	(174,763)	17,786
Net increase (decrease) in cash and cash equivalents	1,872,584	(282,346)
Cash and cash equivalents at the beginning of period	80,711	408,713
Cash and cash equivalents at the end of period	$1,953,295	126,367

Non-cash transactions:
Transfer of construction in progress to property, plant and equipment	$602,109	14,990,191
Cash paid during the period for:
Income taxes	$459,265	615,031
Interest, net of amounts capitalized	$-	-

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
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
For the three and nine months ended September 30, 2016 and 2017
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

Pursuant to the 2008 Settlement Agreements, the Company and the settling investors have agreed, without any admission of liability, to a settlement and mutual release from all claims relating to the January 2005 private placement, including all claims relating to the escrow shares related to the 2005 performance threshold that had been placed into escrow by Mr. Li, as well as all claims, including claims for liquidated damages relating to registration rights granted in connection with the January 2005 private placement. Under the 2008 Settlement Agreement, the Company has made settlement payments to each of the settling investors of the number of shares of the Company’s common stock equivalent to 50% of the number of the escrow shares related to the 2005 performance threshold these investors had claimed; aggregate settlement payments as of June 30, 2015amounted to 73,749 shares. Share payments to date have been made in reliance upon the exemptions from registration provided by Section 4(2) and/or other applicable provisions of the Securities Act of 1933, as amended. In accordance with the 2008 Settlement Agreements, the Company filed a registration statement covering the resale of such shares which was declared effective by the SEC on June 26, 2008.

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
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

As of September 30, 2017, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

As the Company has transferred the 217,955 shares related to the 2006 performance threshold to the relevant investors in fiscal year 2007 and the Company also have transferred 73,749 shares relating to the 2005 performance threshold to the investors who had entered the “2008 Settlement Agreements” with us in fiscal year 2008, pursuant to “Li Settlement Agreement” and “2008 Settlement Agreements”, neither Mr. Li nor the Company had any remaining obligations to those related investors who participated in the Company’s January 2005 private placement relating to the escrow shares.

On August 14, 2013, Dalian BAK Trading Co., Ltd (“Dalian BAK Trading”) was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000 (Note 19(i)). Pursuant to Dalian BAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to Dalian BAK Trading on or before August 14, 2015. On March 7, 2017, the Company changed the name of Dalian BAK Trading Co.,Ltd to Dalian CBAK Trading Co., Ltd(“CBAK Trading”). Up to the date of this report, the Company has contributed $100,000 to CBAK Trading in cash.

On December 27, 2013, Dalian BAK Power Battery Co., Ltd (“Dalian BAK Power”) was established as a wholly owned subsidiary of BAK Asiawith a registered capital of $30,000,000 (Note 19(i)). Pursuant to Dalian BAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to Dalian BAK Power on or before December 27, 2015. On March 7, 2017, the Company changed the name of Dalian BAK Power Battery Co., Ltd to Dalian CBAK Power Battery Co., Ltd (“CBAK Power”). Up to the date of this report, the Company has contributed $29,999,978 to CBAK Power through injection of a series of patents and cash of $24,999,978.

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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Battery”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of December 31, 2016 and September 30, 2017, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
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

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of September30, 2017, Mr. Yunfei Li held 3,806,018 shares or 14.5% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations As of December 31, 2016 and September30, 2017. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

In June 2016, the Company received further advances in the aggregate of $2.9 million from Mr. Jiping Zhou and Mr. Dawei Li. These advances were unsecured, non-interest bearing and repayable on demand. On July 8, 2018, the Company received further advances of $2.6 million from Mr. Jiping Zhou. On July 28, 2016, the Company entered into securities purchase agreements with Mr. Jiping Zhou and Mr. Dawei Li to issue and sell an aggregate of 2,206,640 shares of common stock of the Company, at $2.5 per share, for an aggregate consideration of approximately $5.52 million. On August 17, 2016, the Company issued these shares to the investors.

On February 17, 2017, the Company signed investment agreements with eight investors (including Mr. Yunfei Li, the Company’s CEO, and seven of the Company’s existing shareholders) whereby the investors agreed to subscribe new shares of the Company totaling $10 million. Pursuant to the investment agreements, in January 2017 the 8 investors paid the Company a total of $2.06 million as down payments. Mr. Yunfei Li agrees to subscribe new shares of the Company totaled $1,120,000 and made down payment of $225,784 in January 2017. On April 1, April 21, April 26 and May 10, 2017, the Company received $1,999,910, $3,499,888, $1,119,982 and $2,985,497 from these investors, respectively. On May 31, 2017, the Company entered into a securities purchase agreement with the eight investors, pursuant to which the Company agreed to issue an aggregate of 6,403,518 shares of common stock to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, among which 746,018 shares issued to Mr. Yunfei Li. On June 22, 2017, the Company issued the shares to the investors.

On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $19.5 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), the Company’s CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, the Company’s former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK Battery Co., Ltd., the Company’s former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of the Company’s Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, as of September 30, 2017, the Company borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $19.1 million), bearing fixed interest at 7.2% per annum. The Company also borrowed a series of revolving bank acceptance totaled $0.8 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills.

On July 6, 2016, the Company obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $6.0 million) to July 2017. The banking facilities were guaranteed by Mr. Li, its CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 the Company borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. The Company also borrowed revolving bank acceptance totaled $6.0 million, and bank deposit of 50% was required to secure against these bank acceptance bills. The Company repaid the loan and bank acceptance bills in July and August 2017 and the Company is in process to renew the banking facilities.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

On August 2, 2017, the Company obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $15.0 million) including revolving loans, trade finance, notes discount, acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, as of September 30, 2017, the Company borrowed a series of bank acceptance bills totaled $4.8 million from China Merchants Bank and pledged $0.3 million of bank deposit and $5.4 million of its bills receivables and the remaining $0.9 million pledged bills was available for further borrowings.

During the third quarter of 2017, the Company also obtained banking facilities from Bank of Dandong with bank acceptance bills of RMB47.7 million (approximately $7.2 million) for a term until March 14, 2018. The banking facilities were pledged by its bills receivables totaled $7.2 million. Under the facilities, the Company borrowed bank acceptance bills totaled $7.2 million from Bank of Dandong.

As of September 30, 2017, the Company had also borrowed $1.2 million of bank acceptance bills outside any the credit facility from China Merchants Bank. The bank acceptance bills were pledged by $1.2 million of its bills receivable.

As of September 30, 2017, the Company had unutilized committed banking facilities of $10.3 million.

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

Recently Issued Accounting Standards

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) – Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 effective January 1, 2017 and it did not have a material effect on the Company’s consolidated financial statements.

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
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)
1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control. The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new guidance is effective prospectively for us for the year ending March 31, 2019 and interim reporting periods during the year ending March 31, 2019. Early adoption is permitted. The Company is evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2.	Pledged deposits

Pledged deposits as of December 31, 2016 and September 30, 2017consisted of the following:

	December 31,	September 30,
	2016	2017
Pledged deposits for:
Bills payable	$3,064,155	$692,419
Others *	1,213,989	1,266,855
	$4,278,144	$1,959,274

*On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,266,850(RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $30,766 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK Power’s bank deposits totaling $1,266,855(RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2016 and September 30, 2017 consisted of the following:

	December 31,	September 30,
	2016	2017
Trade accounts receivable	$5,169,593	$19,723,861
Less: Allowance for doubtful accounts	(2,761,144)	(3,250,856)
	2,408,449	16,473,005
Bills receivable (Note 1)	59,938	14,104,194
	$2,468,387	$30,577,199

An analysis of the allowance for doubtful accounts is as follows:

	September 30,	September 30,
	2016	2017
Balance at January 1	$165,441	$2,761,144
Provision for the period	2,786,928	442,663
Reversal by cash for the period	(54,118)	(81,446)
Charged to consolidated statements of operations and comprehensive loss	2,732,810	361,217
Foreign exchange adjustment	(60,274)	128,495
Balance at September 30	$2,837,977	$3,250,856

4.	Inventories

Inventories as of December 31, 2016 and September 30, 2017 consisted of the following:

	December 31,	September 30,
	2016	2017
Raw materials	$2,570,942	$1,999,072
Work in progress	1,333,949	4,756,237
Finished goods	13,190,031	11,491,962
	$17,094,922	$18,247,271

During the three months ended September 30, 2016 and 2017, write-downs of obsolete inventories to lower of cost or net realizable value of $83,650 and $360,778, respectively, were charged to cost of revenues.

During the nine months ended September 30, 2016 and 2017, write-downs of obsolete inventories to lower of cost or net realizable value of $296,943 and $1,359,181, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2016 and September 30, 2017 consisted of the following:

	December 31,	September 30,
	2016	2017
Value added tax recoverable	$6,238,056	$6,390,365
Prepayments to suppliers	148,247	269,708
Deposits	28,763	77,019
Staff advances	46,572	121,195
Prepaid operating expenses	220,713	371,190
Advances to unrelated parties	-	343,132
	6,682,351	7,572,609
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$6,675,351	$7,565,609

Advances to unrelated parties were unsecured, non-interest bearing and repayable on demand.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

6.	Payables to Former Subsidiaries, net

Payable to former subsidiaries as of December 31, 2016 and September 30, 2017 consisted of the following:

	December 31,	September 30,
	2016	2017
BAK Tianjin	$194,744	$168,581
Shenzhen BAK	2,294,085	15,919,505
	2,488,829	16,088,086

Balance as of December 31, 2016 and September 30, 2017primarily consisted of payables for purchase of inventories from BAK Tianjin and Shenzhen BAK. From time to time, the Company purchased products from these former subsidiaries that they did not produce to meet the needs of its customers.

As of December 31, 2016 and September 30, 2017, payables to Shenzhen BAK also consisted of advances from Shenzhen BAK of $nil and $2,104,000, respectively. The balance was unsecured, non-interest bearing and repayable by December 31, 2017.

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2016 and September 30, 2017 consisted of the following:

	December 31,	September 30,
	2016	2017
Buildings	$16,877,909	$24,419,965
Machinery and equipment	4,473,631	13,138,140
Office equipment	96,655	156,888
Motor vehicles	193,165	201,577
	21,641,360	37,916,570
Accumulated depreciation	(1,630,457)	(2,713,394)
Carrying amount	$20,010,903	$35,203,176

During the three months period ended September 30, 2016 and 2017, the Company incurred depreciation expense of $286,836 and $368,630, respectively.

During the nine months period ended September 30, 2016 and 2017, the Company incurred depreciation expense of $858,510 and $989,325, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $16,178,549 and $23,310,165as of December 31, 2016 and September 30, 2017, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates. As soon as the Chinese government completes its formalities, the Company will obtain the ownership certificates. As of September 30, 2017, the Company had the permission to obtain the ownership certificate of the completed buildings, however, as the Company is in the process to obtain additional loans from Bank of Dandong which requires the Company to pledge more buildings including the constructions in progress of Dalian site, if the Company obtained the ownership certificate of the completed buildings, the remaining buildings which are still under construction in progress will not be pledged until all of the buildings complete the construction. The Company and Bank of Dandong decided to delay the acquisition of the ownership certificate of the completed buildings.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment of its property, plant and equipment as of December 31, 2016 and September 30, 2017.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

8.	Construction in Progress

Construction in progress as of December 31, 2016 and September 30, 2017 consisted of the following:

	December 31,	September 30,
	2016	2017
Construction in progress	$33,277,338	$21,617,201
Prepayment for acquisition of property, plant and equipment	179,705	435,746
Carrying amount	$33,457,043	$22,052,947

Construction in progress as of December 31, 2016 and September 30, 2017 was mainly comprised of capital expenditures for the construction of the facilities and production lines of Dalian BAK Power.

For the three months ended September 30, 2016 and 2017, the Company capitalized interest of $314,220 and $346,962 respectively, to the cost of construction in progress.

For the nine months ended September 30, 2016 and 2017, the Company capitalized interest of $798,210 and $1,050,474 ,respectively, to the cost of construction in progress.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

9.	Prepaid Land Use Rights, net

Prepaid land use rights as of December 31, 2016 and September 30, 2017 consisted of the followings:

	December 31,	September 30,
	2016	2017
Prepaid land use rights	$8,089,516	$8,441,790
Accumulated amortization	(390,993)	(534,647)
	$7,698,523	$7,907,143
Less: Classified as current assets	(161,790)	(168,836)
	$7,536,733	$7,738,307

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $7,974,575 (RMB53.1 million). Other incidental costs incurred totaled $467,214 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $42,111 and $42,085 for the three months ended September 30, 2016 and 2017 and $128,044 and $123,797 for the nine months ended September 30, 2016 and 2017, respectively.

10.	Intangible Assets, net

Intangible assets as of December 31, 2016 and September 30, 2017 consisted of the followings:

	December 31,	September 30,
	2016	2017
Computer software at cost	$25,613	$26,728
Accumulated amortization	(4,269)	(6,459)
	$21,344	$20,269

Amortization expenses were $667 and $666 for the three months ended September 30, 2016 and 2017 and $2,026 and $1,959 for the nine months ended September 30, 2016 and 2017, respectively.

11.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2016 and September 30, 2017 consisted of the followings:

	December 31,	September 30,
	2016	2017
Trade accounts payable	$8,308,753	$19,606,214
Bills payable
- Bank acceptance bills (Note 1)	6,128,310	13,947,484
- Commercial acceptance bills	1,143,592	1,439,158
	$15,580,655	$34,992,856

All the bills payable are of trading nature and will mature within six months from the issue date.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

12.	Loans

Bank loans:

Bank borrowings as of December 31, 2016 and September 30, 2017 consisted of the followings

	December 31,	September 30,
	2016	2017
Short-term bank borrowings	$1,439,947	$-
Long-term bank borrowings	18,258,528	19,053,630
	$19,698,475	$19,053,630

On June 10 and 15, 2016, the Company repaid Bank of Dandong the one-year short term loans of RMB30 million and RMB50 million, respectively, obtained under its banking facilities in June 2015. On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong to provide a maximum amount of RMB130 million (approximately $19.5 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. Under the banking facilities, from June to September 2016, the Company borrowed various three-year bank loans that totaled RMB126.8 million (approximately $19.1 million), bearing fixed interest at 7.2% per annum. The banking facilities were guaranteed by Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK, Mr. Yunfei Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife.

On July 6, 2016, the Company obtained new banking facilities from Bank of Dalian to provide a maximum loan amount of RMB10 million (approximately $1.5 million) and bank acceptance of RMB40 million (approximately $6.0 million) to July 2017. The banking facilities were guaranteed by Shenzhen BAK, Mr. Yunfei Li, our CEO, and Ms. Qinghui Yuan, Mr. Yunfei Li’s wife. On July 6, 2016, the Company borrowed a one-year term bank loan of RMB10 million (approximately $1.5 million), bearing fixed interest at 6.525% per annum. On July 5, 2017, the Company repaid the loan of RMB10 million (approximately $1.5 million) and the Company was still in progress to renew the bank facilities.

The bank loans were also secured by the Company’s assets with the following carrying amounts:

	December 31,	September 30,
	2016	2017
Pledged deposits (note 2)	$3,064,155	$692,419
Prepaid land use rights (note 9)	7,698,523	7,907,143
Buildings	11,729,172	18,252,861
Machinery and equipment	2,598,882	2,754,734
Construction in progress	6,156,488	94,231
	$31,247,220	$29,701,388

As of September 30, 2017, the Company had unutilized committed banking facilities of $10.3 million (Note 1).

During the three months ended September 30, 2016 and 2017, interest of $314,220 and $346,962, respectively, was incurred on the Company's bank borrowings.

During the nine months ended September 30, 2016 and 2017, interest of $798,210 and $1,050,474, respectively, was incurred on the Company's bank borrowings.

___________________________________

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

Other Short-term Loans

Other short-term loans as of December 31, 2016 and September 30, 2017 consisted of the following:

		December 31,	September 30,
	Note	2016	2017
Advance from related parties
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$9,252,127	$10,228,290
– Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000
– Shareholders	(c)	-	2,103,714
		9,352,127	12,432,004
Advances from unrelated third party
– Mr. Guozhu Liang	(d)	$14,399	-
– Mr. Wenwu Yu	(d)	145,410	151,742
– Mr. Mingzhe Li	(d)	796,850	43,278
– Ms. Longqian Peng	(d)	215,992	676,193
		1,172,651	871,213

		$10,524,778	$13,303,217

(a)

The Company received advances from Tianjin New Energy, a related company under the control of Mr. Xiangqian Li, the Company’s former CEO, which was unsecured, non-interest bearing and repayable on demand. On November 1, 2016, Mr. Xiangqian Li ceased to be a shareholder but remained as a general manager of Tianjin New Energy. As of December 31, 2016 and September 30, 2017, the payable to Tianjin New Energy of $20,384 and nil, respectively, was included in trade accounts and bills payable.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2016 and September 30, 2017 consisted of the following:

	December 31,	September 30,
	2016	2017
Construction costs payable	$7,322,941	$1,601,697
Equipment purchase payable	8,229,828	8,161,826
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	1,532,802	1,818,990
Compensation costs (note 19(ii))	309,974	114,372
Product warranty (note b)	205,404	1,339,637
Customer deposits	62,231	24,412
Other payables and accruals	509,294	895,321
	$19,382,593	$15,166,374

(a)

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2016 and September 30, 2017, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2016 and September 30, 2017, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables (continued)

(b)

The Company maintains a policy of providing after sales support for certain of its new EV and LEV battery products introduced since October 1, 2015 by way of a warranty program. The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability at least annually and adjusts the amounts as necessary. The Company recognized warranty expenses amounting to $(16,799) and $725,471 for the quarters ended September 30, 2016 and 2017 and $178,144 and $1,111,217 for the nine months ended September 30, 2016 and 2017, respectively, which are included in its sales and marketing expenses.

14.	Deferred Government Grants

Deferred government grants as of December 31, 2016 and September 30, 2017 consist of the following:

	December 31,	September 30,
	2016	2017
Total government grants	$4,699,261	$4,792,449
Less: Current portion	(142,400)	(148,602)
Non-current portion	$4,556,861	$4,643,847

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

On October 17, 2014, the Company received a subsidy of RMB46.2 million pursuant to an agreement with the Management Committee dated July 2, 2013 for costs of land use rights and to be used to construct the new manufacturing site in Dalian. Part of the facilities had been completed and was operated in July 2015 and the Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon.

The Company offset government grants of $40,352 and $36,029 for the three months ended September 30, 2016 and 2017 and $156,712 and $108,959 for the nine months ended September 30, 2016 and 2017, respectively, against depreciation expenses of the Dalian facilities.

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes credit consisted of:

	Three months ended September 30,			Nine months ended September 30,
	2016		2017	2016	2017
PRC income tax:
Current	$769,373	$	- $	769,373	$-
Deferred	(111,568)		-	(168,860)	-
	$657,805	$	- $	600,513	$-

United States Tax
China BAK is subject to a statutory tax rate of 35% under United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as China BAK had no taxable income for the three and nine months ended September 30, 2016 and 2017.

Hong Kong Tax
BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and nine months ended September 30, 2016 and 2017 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax
The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three and nine months ended September 30, 2016 and 2017.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	Three months ended September30,		Nine months ended September30,
	2016	2017	2016	2017
Loss before income taxes	$(5,289,917)	$(4,202,753)	$(9,919,008)	$(10,024,349)
United States federal corporate income tax rate	35%	35%	35%	35%
Income tax credit computed at United States statutory corporate income tax rate	(1,851,472)	(1,470,963)	(3,471,653)	(3,508,522)
Reconciling items:
Rate differential for PRC earnings	486,224	391,875	852,047	897,639
Non-deductible expenses	5,685	48,901	111,212	144,669
Share based payments	136,722	50,500	381,057	222,436
ASC 740-10 uncertain tax position	769,373	-	769,373	-
Valuation allowance on deferred tax assets	1,213,025	979,687	2,039,655	2,243,778
Over provision of deferred taxation in prior year	(96,793)	-	(96,793)	-
Others	(4,959)	-	15,615	-
Income tax expenses	$657,805	$-	$600,513	$-

(a)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2016 and September 30, 2017 are presented below:

	December 31,	September 30,
	2016	2017
Deferred tax assets
Trade accounts receivable	$748,949	$978,942
Inventories	254,852	613,512
Property, plant and equipment	373,287	389,542
Provision for product warranty	51,351	334,909
Net operating loss carried forward	38,055,264	39,303,013
Valuation allowance	(39,483,703)	(41,619,918)
Deferred tax assets, non-current	$-	$-
Deferred tax liabilities, non-current	$-	$-

As of December 31, 2016 and September 30, 2017, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $7,213,329 and $12,199,014, respectively, which will expire in various years through 2021. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of December 31, 2016 and September 30, 2017 of approximately of $2.0 million and $0 million, respectively. The cumulative distributed earnings of foreign subsidiaries were included in accumulated deficit and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

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
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

15.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2017 through September 30, 2017 amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2017	$7,061,140	$-	$7,061,140
Decrease in unrecognized tax benefits taken
in current period	(321,598)	-	(321,598)
Balance as of September 30, 2017	$6,739,542	$-	$6,739,542

As of December 31, 2016 and September 30, 2017, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

16.	Share-based Compensation

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

The Company recorded non-cash share-based compensation expense of $167,538 and $699,022 for the three and nine months ended September 30, 2016, in respect of the restricted shares granted on June 30, 2015, respectively.

The Company recorded non-cash share-based compensation expense of $54,320 and $230,305 for three and nine months ended September 30, 2017, in respect of the restricted shares granted on June 30, 2015, respectively.

As of September 30, 2017, non-vested restricted shares granted on June 30, 2015 are as follows:

Non-vested shares as of January 1, 2017	275,000
Granted	-
Vested	(165,000)
Forfeited	-
Non-vested shares as of September 30, 2017	110,000

As of September 30, 2017, there was unrecognized stock-based compensation of $50,960 associated with the above restricted shares. As of September 30, 2017, 165,000 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
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

The Company recorded non-cash share-based compensation expense of $223,095 and $389,711 for the three and nine months ended September 30, 2016, in respect of the restricted shares granted on April 19, 2016, respectively.

The Company recorded non-cash share-based compensation expense of $89,963 and $405,225 for the three and nine months ended September 30, 2017, in respect of the restricted shares granted on April 19, 2016, respectively.

As of September 30, 2017, non-vested restricted shares granted on April 19, 2016 are as follows:

Non-vested shares as of January 1, 2017	433,500
Granted	-
Vested	(108,834)
Forfeited	(10,000)
Non-vested shares as of September 30, 2017	314,666

As of September 30, 2017, there was unrecognized stock-based compensation of $330,623 associated with the above restricted shares. As of September 30, 2017, 1,003 vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and nine months ended September 30, 2016 and 2017.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

17.	Loss Per Share

The following is the calculation of loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Net loss	$(5,947,722)	$(4,202,753)	$(10,519,521)	$(10,024,349)

Weighted average shares used in basic and diluted computation (note)	17,339,426	26,334,918	17,284,632	22,174,315

Loss per share	$(0.34)	$(0.16)	$(0.61)	$(0.45)

Note:

Including 5,5000 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and nine months ended September 30, 2016 and [166,003] vested restricted shares granted pursuant to the 2015 plan that were not yet issued for the three and nine months ended September 30, 2017.

For the three and nine months ended September 30, 2016 and 2017, 822,000 and 424,666 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

19.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2016 and September 30, 2017, the Company had the following contracted capital commitments:

	December 31,	September 30,
	2016	2017
For construction of buildings	$2,225,978	$2,461,807
For purchases of equipment	451,063	169,875
Capital injection to Dalian BAK Power and Dalian BAK TradingNote	9,895,996	400,000
	$12,573,037	$3,031,682

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,266,855(RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $30,972(RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which the Company already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK’s bank deposits totaling $1,266,855 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018. On June 30, 2017, according to the first instance, the court ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. On July 24, 2017, Dalian CBAK Power filed an appellate petition to the Peoples’ Court of Dalian to defend the adjudication dated on June 30, 2017.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

20.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended September 30, 2016 and 2017 as follows:

	Three months ended September 30,
	2016	2017
Customer A	34.09%	*
Customer B	21.64%	53.39%
Customer C (Shenzhen BAK)	16.39%	*
Customer D	*	41.51%

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net revenue for the nine months ended September 30, 2016 and 2017 as follows:

	Nine months ended September 30,
	2016	2017
Customer B	*	65.21%
Customer D	*	26.99%
Customer E	21.88%	*
Customer F	20.56%	*

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable as of December 31, 2016 and September 30, 2017 as follows:

	December 31, 2016		September 30, 2017
Customer B	$857,180	35.59%	$10,471,824	63.57%
Customer D	*	*	5,095,410	30.93%
Customer F	1,286,206	53.40%	*	*

* Comprised less than 10% of account receivable for the respective period.

For the three months and nine months ended September 30, 2016 and 2017, the Company recorded the following transactions:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Purchase of inventories from
BAK Tianjin	$(490,783)	$-	$(301,287)	$-
Shenzhen BAK	2,870,445	9,248,609	5,560,117	13,527,981
Zhengzhou BAK Battery Co., Ltd*	-	-	-

Sales of finished goods to
BAK Tianjin	31,496	55,533	295,101	98,233
Shenzhen BAK	102,322	728	102,322	61,525
Zhengzhou BAK Battery Co., Ltd*	576	163	$576	13,811

Sales of raw materials to Shenzhen BAK	238,106	-	11,752	-

*Mr. Xiangqian Li, the former CEO, is a director of this company.

(b)	Credit Risk

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and nine months ended September 30, 2016 and 2017
(Unaudited)
(In US$ except for number of shares)

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2016 and September 30, 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three months and nine months ended September 30, 2016 and 2017 were as follows:

Net revenues by product:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
High power lithium batteries used in:
Electric vehicles	$-	$16,934,181	$2,831,977	$25,998,924
Light electric vehicles	-	281,978	465,479	485,001
Uninterruptable supplies	307,647	534,551	1,571,399	1,322,188
	$307,647	$17,750,710	$4,868,855	$27,806,113

Net revenues by geographic area:

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
PRC Mainland	$-	$17,529,058	$3,639,270	$26,976,060
PRC Taiwan	23,391	2,201	302,299	221,574
Israel	-	26,763	225,754	244,122
Europe	195,591	123,601	446,797	294,322
South Korea	88,665	-	253,716
Others	-	69,087	1,019	70,035
	$307,647	$17,750,710	$4,868,855	$27,806,113

Substantially all of the Company’s long-lived assets are located in the PRC.

22.	Subsequent events

On October 20, 2017, the Company obtained banking facilities from China Everbright Bank with a maximum amount of RMB100 million (approximately $15.0 million) for a period from November 9, 2017 to November 7, 2018. The facilities were secured by 100% equity interest in CBAK Power held by BAK Asia. The facilities also required 50% bank deposit to secure against each borrowings. Under the facilities, on November 10, 2017, the Company borrowed RMB100 million ($15.0 million) from China Everbright Bank at a rate of 4.505% per annum with a period from November 10, 2017 to November 5, 2018.

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

On January 10, 2017, we filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger between the Company and the Company’s newly formed, wholly owned subsidiary, CBAK Merger Sub, Inc. (the “Merger Sub”). According to the Articles of Merger, effective January 16, 2017, the Merger Sub merged with and into the Company with the Company being the surviving entity (the "Merger").

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

We generated revenues of $0.3 million and $17.8 million for the three months ended September 30, 2016 and 2017, respectively. We had a net loss of $5.9 million and $4.2 million in the three months ended September 30, 2016 and 2017 respectively. As of September 30, 2017, we had an accumulated deficit of $152.0 million and net assets of $13.5 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of September 30, 2017.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $19.5 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, as of September 30, 2017, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $19.1 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.8 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills.

On July 6, 2016, we obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $6.0 million) to July 2017. The banking facilities were guaranteed by Mr. Li, our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 we borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. We also borrowed revolving bank acceptance totaled $6.0 million, and bank deposit of 50% was required to secure against these bank acceptance bills. We repaid the loan and bank acceptance bills in July and August 2017 and we are in process to renew the banking facilities.

On August 2, 2017, we obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $15.0 million) including revolving loans, trade finance, notes discount, acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, as of September 30, 2017, we borrowed a series of bank acceptance bills totaled $4.8 million from China Merchants Bank and pledged $0.3 million of our bank deposit and $5.4 million of our bills receivables.

During the third quarter of 2017, we also obtained banking facilities from Bank of Dandong with bank acceptance bills of RMB47.7 million (approximately $7.2 million) for a term until March 14, 2018. The banking facilities were pledged by our bills receivables totaled $7.2 million. Under the facilities, on September 26 and 27, 2017, we borrowed bank acceptance bills totaled $7.2 million from Bank of Dandong.

As of September 30, 2017, we had also borrowed $1.2 million of bank acceptance bills outside any the credit facility from China Merchants Bank. The bank acceptance bills were pledged by $1.2 million of its bills receivable.

As of September 30, 2017, we had unutilized committed banking facilities of $10.3 million. We plan to renew these loans upon maturity, and intend to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required.

On October 20, 2017, we obtained banking facilities from China Everbright Bank with a maximum amount of RMB100 million (approximately $15.0 million) for a period from November 9, 2017 to November 7, 2018. The facilities were secured by 100% equity interest in CBAK Power held by BAK Asia. The facilities also required 50% bank deposit to secure against each borrowing. Under the facilities, on November 10, 2017, we borrowed RMB100 million ($15.0 million) from China Everbright Bank at a rate of 4.505% per annum with a period from November 10, 2017 to November 5, 2018.

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

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, who are also our current shareholders, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of our common stock totaling $10 million. In January 2017, the shareholders paid us a total of $2.1 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable deposit of $0.2 million. In April and May 2017, we received cash of $9.6 million from these shareholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of common stock to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, among which 764,018 shares were issued to Mr. Yunfei Li. On June 22, 2017, we issued the shares to the investors. The issuance of the shares to the investors was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder.

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

Financial Performance Highlights for the Quarter Ended September 30, 2017

The following are some financial highlights for the quarter ended September 30, 2017:

•	Net revenues: Net revenues increased by $17.44 million, or 5,663.3%, to $17.75 million for the three months ended September 30, 2017, from $0.31 million for the same period in 2016.

•	Gross loss: Gross loss was $1.36 million, representing an increase of $0.44 million, for the three months ended September 30, 2017, from gross loss of $0.92 million for the same period in 2016.

•	Operating loss: Operating loss was $4.2 million for the three months ended September 30, 2017, reflecting a decrease of $1.0 million from an operating loss of $5.2 million for the same period in 2016.

•	Net loss: Net loss was $4.2 million for the three months ended September 30, 2017, representing a decrease of $1.7 million from net loss of $5.9 million for the same period in 2016.

•	Fully diluted loss per share: Fully diluted loss per share was $0.16 for the three months ended September 30, 2017, as compared to fully diluted loss per share of $0.34 for the same period in 2016.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2017

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended September 30,			Change
	2016	2017	$	%
Net revenues	$308	$17,751	17,443	5,663.31
Cost of revenues	(1,227)	(19,111)	(17,884)	(1,457.54)
Gross loss	(919)	(1,360)	(441)	(47.99)
Operating expenses:
Research and development expenses	460	372	(88)	(19.13)
Sales and marketing expenses	320	1,136	816	255.00
General and administrative expenses	3,505	1,329	(2,176)	(62.08)
Total operating expenses	4,285	2,837	(1,448)	(33.79)
Operating loss	(5,204)	(4,197)	1,007	19.35
Finance income (expense), net	(91)	9	100	109.89
Other income (expense), net	5	(14)	(19)	(380)
Loss before income tax	(5,290)	(4,202)	1,088	20.57
Income tax expenses	(658)	-	658	100
Net loss	(5,948)	(4,202)	1,746	29.35

Net revenues. Net revenues were $17.75 million for the three months ended September 30, 2017, as compared to $0.31 million for the same period in 2016, representing an increase of $17.44 million, or 5,663.3% ..

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended September 30,		Change
	2016	2017	$	%
High power lithium batteries used in:
Electric vehicles	$-	$16,934	16,934
Light electric vehicles	-	282	282
Uninterruptable supplies	308	535	227	73.70
	$308	$17,751	17,443	5,663.31

Net revenues from sales of batteries for electric vehicles were $16.9 million for the three months ended September 30, 2017 as compared to nil in the same period of 2016, representing an increase of $16.9 million. Since the announcement of government subsidy policy for electric vehicle manufactures at the end of calendar year 2016, we received more orders from electric vehicle manufacturers in year 2017. In year 2017, we reached strategic cooperation agreements with certain automakers to provide them substantial battery module used in electric vehicles.

Net revenues from sales of batteries for light electric vehicles was $0.3 million for the three months ended September 30, 2017, compared to nil in the same period of 2016, representing an increase of $0.3 million.

Net revenues from sales of batteries for uninterruptable power supplies was $0.5 million in the three months ended September 30, 2017, as compared with $0.3 million in the same period in 2016, representing an increase of $0.2 million, or 73.7% .

Cost of revenues. Cost of revenues increased to $19.1 million for the three months ended September 30, 2017, as compared to $1.2 million for the same period in 2016, an increase of $17.9 million, or 1,457.5% . The increase was primarily driven by the increase in sales. Included in cost of revenues were write down of obsolete inventories of $360,778 for three months ended September 30, 2017, while it was $83,650 for the same period in 2016. We write down the inventory value whenever there is an indication that it is impaired. The increase in provision of inventory is mainly due to the increase of inventory with ageing over 1 year. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the three months ended September 30, 2017 was $1.36 million, or 7.7% of net revenues as compared to gross loss of $0.92 million, or 298.4% of net revenues, for the same period in 2016. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. In particular, we need to maintain a high level of skilled production staff, in anticipation of the increased demand for our products following the release of the government subsidy policy of new energy vehicles in 2017. As a result, we incurred a gross loss in the quarters ended September 30, 2017 and 2016.

Research and development expenses. Research and development expenses decreased to approximately $0.4 million for the three months ended September 30, 2017, as compared to approximately $0.5 million for the same period in 2016, a decrease of $0.1 million, or 19.13% . The decrease was primarily resulted from the materials and consumable expenses decreased by approximately $73,000.

Sales and marketing expenses. Sales and marketing expenses increased to approximately $1.1 million for the three months ended September 30, 2017, as compared to approximately $0.3 million for the same period in 2016, an increase of approximately $0.8 million, or 255.0% . The increase was mainly resulted from an increase of $0.7 million of provision for our product warranty and an increase of $0.2 million of travelling and transportation expenses, both resulting from the increase in sales in 2017.

General and administrative expenses. General and administrative expenses decreased to $1.3 million, or 7.5% of revenues, for the three months ended September 30, 2017, as compared to $3.5 million, or 1,138.0% of revenues, for the same period in 2016, a decrease of $2.2 million, or 62.1% . The decrease was mainly resulted from a decrease of $2.2 million in provision for doubtful accounts. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.

Operating loss. As a result of the above, our operating loss totaled $4.2 million for the three months ended September 30, 2017, as compared to $5.2 million for the same period in 2016, representing a decrease of $1.0 million, or 19.4% .

Income tax expense. Income tax expense was nil for the three months ended September 30, 2017, as compared to $0.7 million for the same period 2016. Income tax for the three months ended September 30, 2016 primarily due to the significant uncertain tax position arising from the subsidies granted by the local government to the Company’s PRC subsidiary.

Net loss. As a result of the foregoing, we had a net loss of $4.2 million for the three months ended September 30, 2017, compared to a net loss of $5.9 million for the same period in 2016.

Comparison of Nine Months Ended September 30, 2016 and 2017

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine months ended September 30,		Change
	2016	2017	$	%
Net revenues	$4,869	$27,806	22,937	471.08
Cost of revenues	(6,441)	(31,075)	(24,634)	(382.46)
Gross loss	(1,572)	(3,269)	(1,697)	(107.95)
Operating expenses:
Research and development expenses	1,132	1,336	204	18.02
Sales and marketing expenses	825	1,821	996	120.73
General and administrative expenses	6,488	3,471	(3,017)	(46.50)
Total operating expenses	8,445	6,628	(1,817)	(21.52)
Operating loss	(10,017)	(9,897)	120	1.20
Finance expense, net	(143)	(87)	56	39.16
Other income (expense), net	241	(40)	(281)	(116.60)
Loss before income tax	(9,919)	(10,024)	(105)	(1.06)
Income tax expenses	(601)	-	601	100.00
Net loss	(10,520)	(10,024)	496	4.71

Net revenues. Net revenues were $27.8 million for the nine months ended September 30, 2017, as compared to $4.9 million for the same period in 2016, representing an increase of $22.9 million, or 471.1% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Nine months ended September 30,		Change
	2016	2017	$	%
High power lithium batteries used in:
Electric vehicles	$2,832	$25,999	23,167	818.04
Light electric vehicles	465	485	20	4.30
Uninterruptable supplies	1,572	1,322	(250)	(15.90)
	$4,869	$27,806	22,937	471.08

Net revenues from sales of batteries for electric vehicles were $26.0 million for the nine months ended September 30, 2017 as compared to $2.8 million in the same period of 2016, an increase of $23.2 million, or 818.0% . Since the announcement of government subsidy policy for electric vehicle manufactures at the end of calendar year 2016, we received more orders from electric vehicle manufacturers in year 2017. In year 2017, we reached strategic cooperation agreements with certain automakers to provide them substantial battery module used in electric vehicles.

Net revenues from sales of batteries for light electric vehicles was $0.5 million for the nine months ended September 30, 2017, compared to $0.5 million in the same period of 2016.

Net revenues from sales of batteries for uninterruptable power supplies was $1.3 million in the nine months ended September 30, 2017, as compared with $1.6 million in the same period in 2016, representing a decrease of $0.3 million, or 15.9% . As we focused more on electric vehicle market in 2017, sale of batteries for uninterruptable power supplies decreased.

Cost of revenues. Cost of revenues increased to $31.1 million for the nine months ended September 30, 2017, as compared to $6.4 million for the same period in 2016, an increase of $24.6 million, or 382.5% . The increase was primarily driven by the increase in sales. Included in cost of revenues were write down of obsolete inventories of $1,359,181 for the nine months ended September 30, 2017, while it was $296,943 for the same period in 2016. We write down the inventory value whenever there is an indication that it is impaired. The increase in provision of inventory is mainly due to the increase of inventory with ageing over 1 year. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the nine months ended September 30, 2017 was $3.3 million, or 11.8% of net revenues as compared to gross loss of $1.6 million, or 32.3% of net revenues, for the same period in 2016. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. In particular, we need to maintain a high level of skilled production staff, in anticipation of the increased demand for our products following the release of the government subsidy policy of new energy vehicles in 2017. As a result, we incurred a gross loss in the nine months ended September 30, 2017 and 2016.

Research and development expenses. Research and development expenses increased to approximately $1.3 million for the nine months ended September 30, 2017, as compared to approximately $1.1 million for the same period in 2016, an increase of $0.2 million, or 18.0% . The increase was primarily resulted from the increase in the salary and wages and materials and consumable expenses by $0.1 million and $0.1 million, respectively. We expanded our research and development team to improve our product to fulfill our customers’ requirements and expand our market shares. We have a monthly average 86 research and development employees for the nine months ended September 30, 2017 as compared to a monthly average of 76 for the same period last year.

Sales and marketing expenses. Sales and marketing expenses increased to $1.8 million for the nine months ended September 30, 2017, as compared to $0.8 million for the same period in 2016, an increase of $1.0 million, or 120.7% . The increase was mainly resulted from an increase of $0.9 million in provision for product warranty expenses as well as an increase of $0.2 million in travelling and transportation expenses, both resulting from the increase in sales in 2017.

General and administrative expenses. General and administrative expenses decreased to $3.5 million, or 12.5% of revenues, for the nine months ended September 30, 2017, as compared to $6.5 million, or 133.3% of revenues, for the same period in 2016, a decrease of $3.0 million, or 46.5% . The decrease in general and administrative expenses was mainly resulted from a decrease of $2.4 million provision for doubtful debts, a decrease of $0.5 million of salary and wages including share based compensation, and $0.2 million reversal of compensation costs in relation to a litigation with Shenzhen Huijie. As disclosed further below, according to the judgement rendered on June 30, 2017, the court ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million.

Operating loss. As a result of the above, our operating loss totaled $9.9 million for the nine months ended September 30, 2017, as compared to $10.0 million for the same period in 2016, representing a decrease of $0.1 million, or 1.2% .

Income tax expense. Income tax expense was nil for the nine months ended September 30, 2017, as compared to $0.6 million for the same period 2016. Income tax for the nine months ended September 30, 2016 primarily due to the significant uncertain tax position arising from the subsidies granted by the local government to the Company’s PRC subsidiary.

Net loss. As a result of the foregoing, we had a net loss of $10.0 million for the nine months ended September 30, 2017, compared to net loss of $10.5 million for the same period in 2016.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans and bills payable under bank credit agreements, issuance of capital stock, and advances from related and unrelated parties.

We incurred a net loss of $4.2 million for the three months ended September 30, 2017. As of September 30, 2017, we had cash and cash equivalents of $0.1 million. Our total current assets were $58.6 million and our total current liabilities were $79.7 million, resulting in a net working capital deficiency of $21.1 million. These factors raise substantial doubts about our ability to continue as a going concern.

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

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, who are also our current shareholders, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of our common stock totaling $10 million. In January 2017, the shareholders paid us a total of $2.06 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a deposit of approximately $225,784. In April and May 2017, we received cash of $9.6 million from these shareholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which, we agreed to issue an aggregate of 6,403,518 shares of common stock to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, among which 764,018 shares were issued to Mr. Yunfei Li. On June 22, 2017, we issued the shares to the investors relying on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $19.5 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, as of September 30, 2017, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $19.1 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.8 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills.

On July 6, 2016, we obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $6.0 million) to July 2017. The banking facilities were guaranteed by Mr. Li, our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 we borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. We also borrowed revolving bank acceptance totaled $6.0 million, and bank deposit of 50% was required to secure against these bank acceptance bills. We repaid the loan and bank acceptance bills in July and August 2017 and we are in process to renew the banking facilities.

On August 2, 2017, we obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $15.0 million) including revolving loans, trade finance, notes discount, acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, as of September 30, 2017, we borrowed a series of bank acceptance bills from China Merchants Bank totaled $4.8 million and pledged $0.3 million of our bank deposit and $5.4 million of our bills receivables.

During the third quarter of 2017, we also obtained banking facilities from Bank of Dandong with bank acceptance bills of RMB47.7 million (approximately $7.2 million) for a term until March 14, 2018. The banking facilities were pledged by our bills receivables totaled $7.2 million. Under the facilities, on September 26 and 27, 2017, we borrowed bank acceptance totaled $7.2 million.

As of September 30, 2017, we had also borrowed $1.2 million of bank acceptance bills outside any the credit facility from China Merchants Bank. The bank acceptance bills were pledged by $1.2 million of its bills receivable.

As of September 30, 2017, we had unutilized committed banking facilities of $10.3 million.

On October 20, 2017, we obtained banking facilities from China Everbright Bank with a maximum amount of RMB100 million (approximately $15.0 million) for a period from November 9, 2017 to November 7, 2018. The facilities were secured by 100% equity interest in CBAK Power held by BAK Asia. The facilities also required 50% bank deposit to secure against each borrowing. Under the facilities, on November 10, 2017, we borrowed RMB100 million ($15.0 million) from China Everbright Bank at a rate of 4.505% per annum with a period from November 10, 2017 to November 5, 2018.

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

The following table sets forth a summary of our cash flows for the periods indicated: (All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2016	2017
Net cash used in operating activities	$(12,554)	$(6,476)
Net cash used in investing activities	(3,910)	(6,289)
Net cash provided by financing activities	18,511	12,465
Effect of exchange rate changes on cash and cash equivalents	(174)	18
Net increase (decrease) in cash and cash equivalents	1,873	(282)
Cash and cash equivalents at the beginning of period	80	408
Cash and cash equivalents at the end of period	$1,953	$126

Operating Activities

Net cash used in operating activities was $6.5 million in the nine months ended September 30, 2017, as compared to net cash used in operating activities of $12.6 million in the same period in 2016. The decrease in operating cash outflow of approximately $6.1 million was mainly attributable to an increasing cash inflow of $ 18.0 million on trade accounts and bills payable and $2.8 million on trade balances with our former subsidiaries, decreasing cash outflow of $11.0 million on inventories and $3.0 million on prepayments and other receivables and, offset by the increasing cash outflows of $27.3 million on trade accounts and bills receivable, and a decrease in provision for doubtful debts of $2.4 million.

Investing Activities

Net cash used in investing activities was $6.3 million for the nine months ended September 30, 2017, as compared to $3.9 million in the same period of 2016. The net cash used in investing activities in the nine months ended September 30, 2017 mainly comprised cash payment of $8.7 million on acquisition of property, plant and equipment and construction in progress, offset by the decrease in pledged deposits of $2.4 million.

Financing Activities

Net cash provided by financing activities was $12.5 million in the nine months ended September 30, 2017, compared to $18.5 million during the same period in 2016. The net cash provided by financing activities in the nine months ended September 30, 2017 was mainly from issuance of common stock of $9.6 million, advances from investors of $2.1 million and advances from former subsidiary of $2.1 million in the nine months ended September 30, 2017, offset by repayment of bank borrowings of $1.5 million.

As of September 30, 2017, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Bank of Dandong	$19,534	$19,534

Short-term credit facilities:
China Merchants Bank	$15,027	$4,752

Other lines of credit:
Bank acceptance bills:
Bank of Dandong	$7,166	$7,166
China Merchants Bank	1,202	1,202
	8,368	8,368
Commercial acceptance bills:
Industrial and Commercial Bank of China	$1,439	$1,439

Subtotal of other lines of credit	$9,807	$9,807

Total	$44,368	$34,093

Capital Expenditures

We incurred capital expenditures of $8.7 million and $1.3 million in the nine months ended September 30, 2017 and 2016, respectively. Our capital expenditures were used primarily to construct our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the year ending December 31, 2017 will reach approximately $9.2 million. Such funds will be used to construct new plants and expand new automatic manufacturing lines to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2017:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Short-term bank loans	$-	$-	$-	$-	$-
Long-term bank loans	19,054	-	19,054	-	-
Bills payables	15,387	15,387	-	-	-
Payable to former subsidiaries	16,088	16,088	-	-	-
Other short-term loans	13,303	13,303	-	-	-
Capital injection to Dalian Trading	400	400	-	-	-
Capital commitments for construction of buildings	2,462	2,462	-	-	-
Capital commitments for purchase of equipment	170	170	-	-	-
Future interest payment on bank loans	2,363	1,372	991	-	-
Total	$69,227	$49,182	$20,045	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2017.

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

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

•	Mr. Wenwu Wang was appointed by the Board of Directors of the Company as the Interim Chief Financial Officer on August 28, 2014 and as the Chief Financial Officer on August 21, 2017.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of our contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,266,893 (RMB8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $0.03 million (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for as of September 30, 2017. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze Dalian BAK’s bank deposits totaling $1,266,893 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018. On September 30, 2017, according to the first instance, the court ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. On July 24, 2017, Dalian CBAK Power filed an appeal to Dalian Intermediate Peoples’ Court challenging the lower court’s judgment rendered on June 30, 2017. We intend to continue to vigorously defend ourselves in this lawsuit.

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

Date: November 20, 2017

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