Form 10-K
period 2017-12-31
CBAK Energy Technology, Inc.
filed 2018-04-17
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 001-32898

CBAK ENERGY TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0442833
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

CBAK Industrial Park, Meigui Street
Huayuankou Economic Zone
Dalian City, Liaoning Province,
People’s Republic of China, 116422
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ [   ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes   [   ]   No   [X]

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on The NASDAQ Global Market) was approximately $35.4 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 26,231,817 shares of the registrant’s common stock outstanding as of April 13, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CBAK ENERGY TECHNOLOGY, INC.

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

On March 7, 2017, the names of our subsidiaries CBAK Power Battery Co., Ltd and Dalian BAK Trading Co., Ltd, were changed to Dalian CBAK Power Battery Co., Ltd and Dalian CBAK Trading Co., Ltd, respectively.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

We have received most of the operating assets, including customers, employees, patents and technologies of our former subsidiary, BAK International (Tianjin) Ltd. (“BAK Tianjin”). Such assets were acquired in exchange for a reduction in receivables from our former subsidiaries that were disposed in June 2014. We have outsourced and will continue to outsource our production to other manufacturers until our Dalian manufacturing facility can fulfill our customers’ needs. For the fiscal year ended December 31, 2017, we purchased batteries approximately of $27.7 million from Shenzhen BAK.

On January 16, 2017, the Board of Directors of the Company approved a change in the Company’s fiscal year end from September 30 to December 31. As a result of the change, our 2017 fiscal year began on January 1, 2017 and ended on December 31, 2017.

We generated revenues of $58.4 million for the fiscal year ended December 31, 2017 and $10.4 million for the fiscal year ended September 30, 2016 respectively. We had a net loss of $21.5 million and $12.7 million in fiscal years ended December 31, 2017 and September 30, 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $163.5 million and net assets of $2.2 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of December 31, 2017.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $20.0 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, as of December 31, 2017, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $19.5 million), bearing fixed interest at 7.2% per annum, left facilities net of pledged deposit of RMB3.2 million (approximately $0.5 million) for bank acceptance and letters of credit bills. Under the facilities, as of December 31, 2017,we borrowed a series of revolving bank acceptance totaled $0.2 million from Bank of Dandong and bank deposit of 50% was pledged against these bank acceptance bills.

On July 6, 2016, we obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $6.1 million) to July 5, 2017. The banking facilities were guaranteed by Mr. Li, our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 we borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. We also borrowed revolving bank acceptance totaled $6.1 million, and bank deposit of 50% was required to secure against these bank acceptance bills. We repaid the loan and bank acceptance bills in July and August 2017.

On November 9, 2017, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $15.4 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. Under the facilities, on November 10, 2017, we borrowed a net letter of credit of RMB96.1 million (approximately $14.8 million) expiring on November 5, 2018 under the facilities, bank deposits of approximately 50% was required to secure against this letter of credit. The interest on the secured deposit was 1.9% per annum. We discounted this letter of credit of even date to China Everbright Bank at a rate of 4.505% .

On August 2, 2017, we obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $15.4 million) including revolving loans, trade finance, notes discount and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, as of December 31, 2017, we borrowed a series of bank acceptance bills from China Merchants Bank totaled $10 million and pledged $10 million of our bills receivables.

During the fiscal year ended December 31, 2017, we also obtained banking facilities from Bank of Dandong with bank acceptance bills of RMB57.7 million (approximately $9 million) for a term until June 28, 2018. The banking facilities were pledged by our bills receivables totaled $9 million. Under the facilities, as of December 31, 2017, we borrowed bank acceptance totaled $9 million.

As of December 31, 2017, we had unutilized committed banking facilities of $5.5 million.

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

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, who are also our current shareholders, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of our common stock totaling $10 million. The issue price will be determined with reference to the market price prior to the issuance of new shares In January 2017, the shareholders paid us a total of $2.1 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable deposit of $0.2 million. The issuance of the shares to the investors is expected to be made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder. In April and May 2017, we received cash of $9.6 million from these shareholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of common stock, par value $0.001 per share to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 746,018 shares were issued to Mr. Yunfei Li, our CEO. On June 22, 2017, we issued the shares to the investors. The issuance of the shares to the investors was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder.

In the meanwhile, due to the growing environmental pollution problem, the Chinese government has been providing vigorous support to the development of new energy facilities and vehicles for several years. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe that with the booming market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

In 2015, to promote the development of electric vehicles industry, the Chinese central government issued a subsidy policy named Notice of 2016-2020 New Energy Vehicles Promotion with Financial Support, which regulated subsidies for consumers in purchase of electric vehicles from central government and local government. According to the policy, it regulates a certain subsidy standard for various types of electric vehicles, in connection with the endurance mileage, battery pack energy density, energy consumption level, etc. It also regulates that the local government can provide subsidy not more than 50% of the standard. According to the subsidy policy for 2017, the subsidy standard for passenger electric vehicles is RMB20,000 to RMB44,000 based on the endurance mileage; and the subsidy standard for non-fast charge electric buses and fast charge electric buses is RMB1,800/kwh and RMB3,000/kwh, respectively. According to the latest subsidy policy for 2018, the subsidy standard is decreased to RMB1,200/kwh, RMB1,200/kwh and RMB2,100/kwh for passenger electric vehicles, non-fast charge electric buses and fast charge electric buses, respectively.

In addition, on December 26, 2017, the Chinese central government issued policy for exemption of purchase tax for electric vehicles for another three years until 2020.

To respond to the market demand for high quality batteries with high energy density and strong endurance mileage, we have been constructing a new production line for production of high capacity prismatic batteries. Each battery will be 260Ah in capacity. It is expected to be put into production by September 2018 and the manufacturing capability will be about 5000 unit per day.

Our Corporate History and Structure

We conduct our current business through the following two wholly-owned operating subsidiaries in China that we own through BAK Asia, a holding company formed under the laws of Hong Kong:

•	CBAK Trading, located in Dalian, China, incorporated on August 14, 2013, focuses on the wholesale of lithium batteries and lithium batteries’ materials, import & export business and related technology consulting service; and
•	CBAK Power, located in Dalian, China, incorporated on December 27, 2013, focuses on the development and manufacture of high-power lithium batteries.

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

The year 2014 was seen as the first real year for the development of China's new energy vehicle industry by many industry insiders. After explosive growth in 2016, the production and sales of new energy vehicles continued to grow tremendously in 2017. According to Ministry of Industry and Information Technology of China (“MIIT”), from January to December 2017, the production of new energy vehicles in China reached 794,000 units - up 53.8 percent year-on-year; and sales in China reached 777,000 units - up 53.3 percent year-on-year. As the core mechanism for new energy vehicles, the power battery industry has also recently welcomed an unprecedented growth. According to the Development Program for the Energy Efficient and New Energy Vehicle Industry 2012-2020 designed by the State Council of the PRC, some major objectives are: to enthusiastically advance innovation in power battery technologies; scientifically plan the industrial layout; focus on developing power battery industry clusters; and actively promote the mass production of power batteries. With the recent introduction of a number of supporting policies, the production of power batteries for vehicles has grown remarkably.

Light Electric Vehicles

Light electric vehicles include bicycles, scooters, and motorcycles, with rechargeable electric motors. Due to their relatively small size and light design, approximately 10-150 high-power lithium cells can be used to power light electric vehicles. The electric bicycle market in China is huge. According to MIIT, from January to December 2017, the production of electric bicycles in China was 31.1 million units, up 2.3% year-on-year.

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

Uninterruptible Power Supplies (“UPS”)

A UPS provides emergency power from a separate source when utility power is not available. The most common type of battery used in UPS is Sealed Lead-Acid, however, due to the lithium battery’s relatively small size, light design and environmentally-friendly features, the demand for lithium batteries in this industry is increasing.

Revenue by Products

Before June 30, 2014, we derived our revenues from BAK International and its subsidiaries which produced prismatic cells, cylindrical cells, lithium polymer cells and high-power lithium batteries. Since July 1, 2014, our revenue has been mainly from Dalian CBAK Power for sale of batteries manufactured by BAK Tianjin under outsourcing arrangements. Starting from October 2015, we generated revenues from high-power lithium battery cells manufactured by Dalian CBAK Power as well as batteries outsourced from BAK Tianjin, Shenzhen BAK and other manufacturers. The following table sets forth the breakdown of our net revenues by product types:

	Fiscal Years ended
	September 30, 2016		December 31, 2017
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
High-power lithium batteries used in:
Electric vehicles	$6,488	62.57	$55,007	94.23
Light electric vehicles	553	5.33	496	0.85
Uninterruptable supplies	3,328	32.10	2,872	4.92
Total	$10,369	100.00	$58,375	100.00

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

For the fiscal year ended December 31, 2017, our key raw material suppliers for battery cells were as follows:

Materials	Main Suppliers
NCM	Shandong Tianjiao New Energy , Co., Ltd.
Cathode materials	Shanghai Shanshan Tech Co., Ltd.
Copper foil	LS Mtron Ltd.
Anode materials	Jiuzhao New Energy Techonology Co., Ltd.
Electrolyte	Shenzhen CAPCHEM Technology Co. Ltd.
Cases and caps	Changzhou Wujinzhongrui Electric Co., Ltd
Steel-can	Xinxiang Zhengyuan Electronic Material Co. Ltd.
Solvent NMP	Chongqing ZR Chemical Co., Ltd.
Battery separator paper	Ube Industries, Ltd.
Upper Cap	Shenzhen KDL Co., Ltd.

For the fiscal year ended December 31, 2017, our key raw material suppliers for battery packs were as follows:

Materials	Main Suppliers
Battery Management System	Shenzhen Klclear Technology Co., Ltd.
Battery Cabinet	Cangzhou Huibang Electromechanical Manufacturing Co. Ltd.
Battery Surpport	Shenzhen Yayoute Technology Co., Ltd.
Current-carrying sheet	Shenzhen XDM New Energy Technology Co., Ltd.
Wooden packing cases	Huaan Enterprise Service (Dalian) Co. Ltd.

We source our manufacturing equipment both locally and from overseas, based on their respective cost and function. Our key equipment as of December 31, 2017 was purchased from the following suppliers:

Instruments	Main Suppliers
Charge and Discharge Equipment	Zhejiang Hangke Technologies Co., Ltd
Electrode Preparing Machine	Zhuhai Higrand Electronic Technology Inc.
Infusing Machine	Kinlo Technology & System (Shenzhen) Co. Ltd.
Laser welding machine	United Winners Laser Co., Ltd.
Coating Machine	Shenzhen Haoneng Technology Co., Ltd.
Vacuum Oven	Wujiang Jiangling Equipment Co., Ltd
Automatic Line Machine	Shenzhen Zhongji Automation Co., Ltd.
Dehumidifier	Hangzhou Dry Air Treatment Equipment Co., Ltd.
Automatic Feeding System	Yueyang Deli Mechanical Equipment Co., Ltd.
Rolling	Xingtai HYLN Battery Equipment Co., Ltd.

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

As of December 31, 2017, Dalian BAK Power has 12 patents including 8 utility model patents and 4 patents for invention in the PRC. 2 of these patents were acquired by BAK Asia, from an unrelated third party at RMB1 and were contributed as paid up capital of CBAK Power.

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

Customers

We have many well-known customers, including electric vehicle manufacturers, such as Chery Automobile Co. Ltd., FAW Bus and Coach Co., Ltd, Dongfeng Special Automobile Co., Ltd, Dongfeng Xiangyang Touring Car Co., Ltd, Dongfeng Auto Co., Ltd, Brilliance Auto, Chengdu Dayun Automobile Co., Ltd.; and electric bicycle manufacturers, such as Taiwan Taibag Co., Ltd, Tianjin FSD Bicycles Co., Ltd, , Shenzhen Xidesheng Bicycle Co., Ltd., and Gamma Bicycle Co., Ltd, and battery pack manufacturers, such as Guangdong Pisen Electronics Co., Ltd., Sichuan Pisen Electric Co., Ltd, Shenzhen Max Technology Co., Ltd, Dongguan Large Electronics Co., Ltd, and manufacturers in UPS and other applications, such as Yangzhou Fengwei New Energy Technology Co., Ltd., Emerald Battery Technologies Co., Ltd., Robotics Technology Ltd. We believe that we will continue to increase our revenue and market share as we gradually increase our high-power batteries production as the demand for these batteries has been increasing.

Geography of Sales

Before June 30, 2014, we sold our products domestically and internationally. Thereafter, we sell high-power lithium battery primarily to customers in China. The following table sets forth certain information relating to our total revenues by location of our customers for the last two fiscal years:

	Fiscal Years ended
	September 30, 2016		December 31, 2017
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
	(in thousands of U.S. dollars, except percentages)
Mainland China	$9,017	86.96	$57,425	98.38
Europe	457	4.41	294	0.50
PRC Taiwan	413	3.98	222	0.38
Israel	224	2.16	364	0.62
Korea	258	2.49	-	-
Others	-	-	70	0.12
Total	$10,369	100.00	$58,375	100.00

Competition

We face intense competition from high-power lithium battery makers in China, as well as in Korea and Japan for each of our product types. The following table sets forth our major competitors for the EV market and LEV market as of December 31, 2017:

Product Type	Competitors
EV battery	Japan:	Panasonic Corporation
	Korea:	Samsung Electronics Co., Ltd. LG Chemical
	China:	Tianjin Lishen Battery Joint-stock Co., Ltd Contemporary Amperex Technology Co., Ltd Hefei Guoxuan Hi-Tech Power Energy Co., Ltd China Aviation Lithium Battery Co., Ltd.
LEV battery	China:	Tianneng Power International Limited Chaowei Power Holdings Limited Phylion Battery Co., Ltd

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

During the fiscal years ended September 30, 2016 and December 31, 2017, our expenditures for research and development activities were $1.9 million and $1.7 million, respectively, or 18.1% and 3.0% of net revenues, respectively.

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

Employees

We had a total of approximately 587 employees as of December 31, 2017. The following table sets forth the number of our employees by function.

Function	Number
Production	283
Research and development	100
Sales and marketing	18
General and administrative	186
Total	587

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

We are currently constructing our Dalian facility and we have relocated most of the operating assets, including machinery and equipment, as well as the customers, employees, patents and technologies from BAK Tianjin to the Dalian facility. We have completed the construction of two plants of the Dalian facility and their commercial operation began in July 2015. We are currently constructing two more plants and have completed their civil work and the product lines are expected to be completed by September 2018, but we cannot give assurance that the construction will be completed as scheduled or, without cost overrun. Even if the construction is completed on a timely basis, we cannot give assurance that the full commercial operation can begin as we expected. In addition, we may not be able to attract a sufficient number of skilled workers to meet the needs of the new facility. If we experience delays in construction or commencement of the full commercial operations, increased costs or lack of skilled labor, or other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted. Operating results could also be unfavorably impacted by start-up costs until production at the new facility reaches planned levels.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements included in this report which states that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we had a working capital deficiency, accumulated deficit from recurring losses and short-term debt obligations as of December 31, 2017. These conditions raise substantial doubt about our ability to continue as a going concern. As disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Development” and Note 1 to the consolidated financial statements, our Dalian manufacturing facilities began partial commercial operations in July 2015 which focus on production and sale of the new energy high power batteries for use in electric vehicles, light electric vehicles and other high power applications. In June and July 2016, we obtained advances with an aggregate amount of $5.5 million from potential investors and converted these loans to common stock in August 2016. In February 2017, we signed a letter of understanding with each of eight individual investors whereby these investors agreed in principle to subscribe for new shares of our common stock totaling $10 million. In May 2017, we entered into a securities purchase agreement with these investors to issue stock with an aggregate amount of $9.6 million. In June 2017, we issued the shares to the investors. On June 14, 2016, we renewed our banking facilities from Bank of Dandong to provide loans and bank acceptances up to a total amount of $20.0 million with a term expiring on June 12, 2019. On July 4, 2016, we obtained banking facilities from Bank of Dalian to provide loans and bank acceptances up to a total amount of $7.5 million with a term expiring on July 3, 2017. On October 20, 2017, we obtained banking facilities from China Everbright Bank with a maximum amount of $15.4 million for a period from November 9, 2017 to November 7, 2018. As of December 31, 2017, we had unutilized committed banking facilities of $5.5 million. We plan to renew our bank borrowings upon maturity and raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands. However, there can be no assurance that we will be successful in obtaining the financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We rely on a few battery suppliers to fulfill our customers’ orders. If we fail to effectively manage our relationships with, or lose the services of these suppliers and we cannot substitute suitable alternative suppliers, our operations would be materially adversely affected.

Before the production at our Dalian facility can completely fulfill our customers’ orders, we expect to continue to generate part of our revenues by outsourcing our customers’ orders to Shenzhen BAK and a few other suppliers. If our business relationship with Shenzhen BAK and other suppliers changes negatively or their financial condition deteriorates, or their operating environment changes, our business may be harmed in many ways. Shenzhen BAK and other suppliers may unilaterally terminate battery supply to us or increase the prices. As a result, we are not assured of an uninterrupted supply of high power lithium batteries of acceptable quality or at acceptable prices from Shenzhen BAK and other suppliers. We may not be able to substitute suitable alternative contract manufacturers in a timely manner on commercially acceptable term or at all. We may be forced to default on the agreements with our customers. This may negatively impact our revenues and adversely affect our reputation and relationships with our customers, causing a material adverse effect on our financial condition, results of operations and prospects.

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

We had capital expenditures of approximately $5.9 million and $12.0 million in the fiscal years ended September 30, 2016 and December 31, 2017, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

We may incur significant costs because of the warranties we supply with our products and services.

With respect to the sale of our battery products from fiscal 2016, we typically offer warranties against any defects due to product malfunction or workmanship for a period of six months-to-eight years from the date of purchase, including a period of six to twelve months for battery cells, and a period of twelve to twenty seven months for battery modules for electric bicycles, and a period of three years to eight years for battery modules for electric vehicles. We will provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

We do not have insurance coverage against damages or losses of our products. Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

We have not purchased product liability insurance to provide against any claims against us based on our product quality. We expect that we will purchase product liability insurance in fiscal year 2018. If we fail to purchase product liability insurance, defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share, and any of our products are found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacements, provide refunds, or pay damages. As the insurance policy imposes a ceiling for maximum coverage and high deductibles, we may not be able to obtain from the insurance policy a sufficient amount to compensate our customers for damages they suffered attributable to the quality of the products. Moreover, the insurance policy also excludes certain types of claims from its coverage, and if any of our customers’ claims against us falls into those exclusions, we would not receive any amount from the insurance policy at all. In either case, we may still be required to incur substantial amounts to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect the results of our operations and severely damage our reputation.

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

Fluctuations in prices and availability of raw materials, particularly Ni, Co, Mn, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be adversely affected by increases in the cost of raw materials, particularly Ni, Co, Mn, the primary cost component of our battery products, or other product parts or components. Our average purchase price of Ni, Co, Mn were $12.2 per kilogram and $24.73 per kilogram during the years ended September 30, 2016 and December 31, 2017, respectively. The price of Ni, Co, Mn is not stable as most output of cobalt is conducted in unstable or developing countries such as the Democratic Republic of the Congo, and we cannot predict the price trend. If the price increases, it will negatively impact our financial results in years ahead. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements.

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

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top five customers accounted for approximately 78.9% and 91.3% of our revenues for the years ended September 30, 2016 and December 31, 2017, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

For the years ended September 30, 2016 and December 31, 2017, we derived 13.0% and 1.6%, respectively, of our sales from outside the PRC mainland. We still deem overseas market as an important revenue source for us, and have been actively exploring overseas customers. The marketing, international distribution and sale of our products expose us to a number of risks, including:

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

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Chief Executive Officer, President Mr. Yunfei Li, our Chief Financial Officer, Mr. Wenwu Wang. If one or more of our other senior executives are unable or unwilling to continue to work for us in their present positions, we may encounter similar problems, but on a compounded basis. Moreover, if any of our current or former senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our current or former executive officers and the Company, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside, in light of the uncertainties with China’s legal system.

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

We lack intellectual property rights for the business we operate. As of December 31, 2017, CBAK Power only owns 12 patents including 8 utility model patents and 4 patents for invention in the PRC. During fiscal year 2017, Dalian CBAK Power obtained 2 patents. On August 25, 2014, we entered into an intellectual property rights use agreement with Shenzhen BAK under which we are authorized to use Shenzhen BAK’s registered logo, trademarks and patents for a period of 5 years for free from June 30, 2014. As of June 30, 2014, Shenzhen BAK owned 462 registered patents in PRC and 60 registered patents in other countries, 80 registered trademarks in PRC and 49 registered trademarks in the United States, European Union, Korea, Russia, Taiwan, Canada, India and Hong Kong that cover various categories of goods and services. We cannot provide assurance that we will continue to get authorization from Shenzhen BAK to use its intellectual property rights when the current intellectual property rights use agreement with Shenzhen BAK expires, nor can we make assurance that we can get the authorization at a favorable price, which could harm our business and competitive position.

We do not hold the property ownership rights for facilities located in the PRC. Our manufacturing activities could be adversely affected if we lose the facilities that we do not have property ownership rights.

We have obtained land use rights for our Dalian manufacture facilities, but have not yet obtained the property ownership of the Dalian manufacture facilities including its plants, office building, warehouse, and related supporting facilities. We expect that we will obtain the property ownership rights by June 2018. If we lose our Dalian facility due to the lack of the property ownership, our manufacturing activities will be adversely impacted.

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

We do not have insurance coverage against all the damages or losses of our Dalian facilities.

We currently have insurance for our pledged machinery and equipment and pledged buildings located at our Dalian facilities. We expect we will purchase related insurance for the remaining buildings when we obtain the property ownership certificate after the construction is completed. If we were to suffer any losses or damages to any of the facilities before the purchase of insurance, our business, financial condition and results of operations would be materially and adversely affected.

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,263,722 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for at June 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,263,722 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. On July 24, 2017, Dalian CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” challenging the lower court’s judgement rendered on June 30, 2017. On November 17, 2017, the Court of Dalian rescind the original judgement and remand the case to the Court of Zhuanghe for retrial.

In late February 2018, we received notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the failure to perform pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($36,239), including construction costs of RMB238,735 ($35,321) and interest of RMB6,207 ($918).We have accrued for these amounts as of December 31, 2017.

Although we believe that the plaintiff's claims for interest and compensation are without merit and we are vigorously defending ourselves, there is no assurance that we will be successful in the lawsuit. In the event that plaintiff prevails in the lawsuit, unfavorable court judgment could have an adverse effect on our business, financial condition and results of operations.

US federal income tax reform could have unforeseen effects on our financial condition and results of operations.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Cuts and Jobs Act”), which significantly changed U.S. tax law. The Tax Cuts and Jobs Act significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. We are still in the process of analyzing the Tax Cuts and Jobs Act and its possible effects on us. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. In addition, the actual impact of the Tax Cuts and Jobs Act on us may differ from our estimates, and we may update the provisional amount upon obtaining, preparing or analyzing additional information, based on our review of future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions we may take in the future.

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

Our common stock is traded and listed on the NASDAQ Global Market under the symbol “CBAK.” The common stock may be delisted if we fail to maintain certain NASDAQ listing requirements. On May 25, 2012, we received a letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5450(a)(1) for continued inclusion on the NASDAQ Global Market. After we effected a one-for-five reverse split on October 26, 2012, we regained compliance with the minimum bid price requirement for continued listing set forth in NASDAQ Listing Rule 5450(a)(1). On June 5, 2013, we received another letter from NASDAQ indicating that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share. We again regained compliance within a short period of time. As of April 13, 2018, the closing price of our common stock was $1.35 per share.

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

Our directors and executive officers, collectively, own approximately 14. 94% of our outstanding common stock and may possess significant influence in or control over our management and affairs.

Mr. Yunfei Li, our president and chief executive officer and chairman of our board, and our other executive officers and directors beneficially owns an aggregate of 14.94% of our outstanding common stock. As a result, our directors and executive officers, acting together, may have significant influence in or control over our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

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

We have completed the construction of the facilities in our Dalian site with a total area of 41,700 square meters comprising manufacturing facilities, warehousing and packaging facilities and administrative offices at the BAK Industrial Park in Dalian. Of that space, approximately 32,802 square meters are manufacturing facilities. We have completed the construction of a power battery manufacturing plant and a power battery packing plant in Dalian which started commercial production in July 2015. We are also in the progress to construct two more buildings with a total area of 32,543 square meters including a manufacturing plant and a warehouse of finished goods. We believe that these facilities will meet our recent business needs as well as the needs of our expanded operations in the future.

The following table sets forth the breakdown of our facilities as of December 31, 2017 based on use:

Facility	Usage	Area (m2 )
Constructions completed	Manufacturing	32,802
	R&D and administrative	3,231
	Warehousing	4,765
	Other facilities	902
	Subtotal	41,700

Constructions in progress	Manufacturing	19,543,
	Warehousing	13,000
	Subtotal	32,543

Dalian CBAK Power facilities	Total	74,243

We currently have insurance for the completed constructions. We expect we will purchase related insurance for the remaining buildings after the construction is completed and the property ownership certificates are obtained.

We have not yet obtained the property ownership certificates of the buildings in our Dalian manufacturing facilities. As of December 31, 2017, we had the permission to obtain the ownership certificate of the completed buildings, however, as the Company is in the process to obtain additional loans from Bank of Dandong which requires us to pledge more buildings including the constructions in progress of Dalian site. If we obtained the ownership certificate of the completed buildings, the remaining buildings which are still under construction in progress will not be pledged until all of the buildings complete the construction. The Company and Bank of Dandong decided to delay the acquisition of the ownership certificate of the completed buildings.

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against Dalian BAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,263,722 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million, which we already accrued for at June 30, 2016), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,263,722 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million. On July 24, 2017, Dalian CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian)” challenging the lower court’s judgement rendered on June 30, 2017. On November 17, 2017, the Court of Dalian rescind the original judgement and remand the case to the Court of Zhuanghe for retrial.

In late February 2018, we received notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the failure pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($36,239), including construction costs of RMB238,735 ($35,321) and interest of RMB6,207 ($918), we have accrued for these amounts as of December 31, 2017..

Although we believe that the plaintiff's claims in the above lawsuits are without merit and we are vigorously defending ourselves, there is no assurance that we will be successful in the lawsuit. In the event that plaintiff prevails in the lawsuit, unfavorable court judgment could have an adverse effect on our business, financial condition and results of operations.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”), one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858 ($2,809,692), including goods amount of RMB17,428,000 ($2,678,758) and interest of RMB851,858 ($130,934). On December 19, 2017, the Court of Zhuanghe rendered the judgement that Anyuan Bus should pay the goods amount of RMB17,428,000 ($2,678,758) and the interest until the goods amount was paid off, and litigation fee of RMB131,480 ($20,209 ). Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase.

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

	Closing Prices(1)
	High	Low
Year Ended December 31, 2017
First Quarter ended March 31, 2017	$1.75	$1.23
Second Quarter ended June 30, 2017	$1.75	$1.25
Third Quarter ended September 30, 2017	$1.85	$1.30
Fourth Quarter ended December 31, 2017	$2.10	$1.45

Quarter ended December 31, 2016	$2.26	$1.25

Year Ended September 30, 2016
First Quarter ended December 31, 2015	$3.75	$2.21
Second Quarter ended March 31, 2016	$2.65	$2.00
Third Quarter ended June 30, 2016	$2.98	$2.28
Fourth Quarter ended September 30, 2016	$3.08	$2.11
 (1)The above table sets forth the range of high and low closing prices per share of our common stock as reported by Yahoo! Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of April 9, 2018, there were approximately 52 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2017 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2017 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2017.

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

On January 16, 2017, the Board of Directors of the Company approved a change in the Company’s fiscal year end from September 30 to December 31. As a result of the change, the transition period between fiscal year 2016 and 2017 was from October 1, 2016 to December 31, 2016 and our 2017 fiscal year began on January 1, 2017 and ended on December 31, 2017. The following table sets forth our selected financial data for the periods and as of the dates indicated.

The statement of operations data for the year ended December 31, 2017, three months ended December 31, 2016 and 2015, and the year ended September 30, 2016, respectively, are derived from our financial statements.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended	Three Months Ended		Year Ended
	September 30,	December 31,		December 31,
	2016	2015	2016	2017
Net revenues	$10,369	$5,501	$3,501	$58,375
Cost of revenues	(12,100)	(5,659)	(3,975)	(68,571)
Gross loss	(1,731)	(158)	(474)	(10,196)
Operating expenses:
Research and development expenses	1,880	748	439	1,739
Sales and marketing expenses	995	170	173	3,217
General and administrative expenses	4,738	983	1,109	4,329
Impairment charge on property, plant and equipment	-	-	-	972
Provision for doubtful accounts	2,779	47	45	725
Total operating expenses	10,392	1,948	1,766	10,982
Operating loss	(12,123)	(2,106)	(2,240)	(21,178)
Finance income (expense), net	(142)	2	9	(245)
Other income (expense), net	285	43	37	(44)
Loss before income tax	(11,980)	(2,061)	(2,194)	(21,467)
Income tax expenses	(672)	(72)	-	-
Net loss	$(12,652)	$(2,133)	$(2,194)	$(21,467)

We generated revenues from the manufacture and sale of high power lithium batteries of $10.4 million and $58.4 million for the fiscal years ended September 30, 2016 and December 31, 2017, and $5.5 million and $3.5 million for the three months ended December 31, 2015 and 2016, respectively. We incurred net loss from operations of $12.7 million and $21.5 million during the fiscal years ended September 30, 2016 and December 31, 2017, and $2.1 million and $2.2 million during the three months ended December 31, 2015 and 2016, respectively. We believe that our operations will yield long-term growth of revenues with the expected expansion of our manufacturing capabilities in the coming years.

We have completed the construction of a cylindrical power battery manufacturing plant and a power battery packing plant of our Dalian facilities which started commercial production in July 2015. We are in the progress to construct a prismatic power battery manufacturing plant and a power battery packing plant of our Dalian facilities which we estimate to complete and commence commercial production by the end of 2018. We have received and been utilizing most of BAK Tianjin’s operating assets relocated to our Dalian facilities, including its machinery and equipment for battery production and battery pack production, customers, management team and technical staff, patents and technologies. We have also purchased and will purchase more machinery and equipment to expand our manufacturing capabilities.

During the fiscal year ended September 30, 2016, we received advances of approximately $5.5 million from certain investors and on July 28, 2016, we entered into securities purchase agreements with these investors and converted such loans into equity interests by issuing 2.2 million shares of our common stock to these investors on August 17, 2016.

On February 17, 2017, we signed a letter of understanding with each of eight individual investors, who are also our current shareholders, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of our common stock totaling $10 million. The issue price will be determined with reference to the market price prior to the issuance of new shares In January 2017, the shareholders paid us a total of $2.1 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable deposit of $0.2 million. The issuance of the shares to the investors is expected to be made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder. In April and May 2017, we received cash of $9.6 million from these shareholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of common stock, par value $0.001 per share to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 746,018 shares were issued to Mr. Yunfei Li, our CEO. On June 22, 2017, we issued the shares to the investors. The issuance of the shares to the investors was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, and Regulation S promulgated thereunder.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $20.0 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, as of December 31, 2017, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $19.5 million), bearing fixed interest at 7.2% per annum, left facilities net of pledged deposit of RMB3.2 million (approximately $0.5 million) for bank acceptance and letters of credit bills. Under the facilities, as of December 31, 2017, we borrowed a series of revolving bank acceptance totaled $0.2 million from Bank of Dandong and bank deposit of approximately 50% was pledged against these bank acceptance bills.

On July 6, 2016, we obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $6.1 million) to July 5, 2017.

The banking facilities were guaranteed by Mr. Li, our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 we borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. We also borrowed revolving bank acceptance totaled $6.1 million, and bank deposit of 50% was required to secure against these bank acceptance bills. We repaid the loan and bank acceptance bills in July and August 2017.

On November 9, 2017, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $15.4 million) to November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. Under the facilities, on November 10, 2017, we borrowed a net letter of credit of RMB96.1 million (approximately $14.8 million) to November 5, 2018 under the facilities, bank deposit of approximate 50% was required to secure against this letter of credit. The interest on the secured deposit was 1.9% per annum. We discounted this letter of credit of even date to China Everbright Bank at a rate of 4.505%.

On August 2, 2017, we obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $15.4 million) including revolving loans, trade finance, notes discount, acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, as of December 31, 2017, we borrowed a series of bank acceptance bills from China Merchants Bank totaled $10 million and pledged $10 million of our bills receivables.

During the fiscal year ended December 31, 2017, we also obtained banking facilities from Bank of Dandong with bank acceptance bills of RMB57.7 million (approximately $9 million) for a term until June 28, 2018. The banking facilities were pledged by our bills receivables totaled $9 million. Under the facilities, as of December 31, 2017, we borrowed bank acceptance totaled $9 million.

In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing vigorous support to the development of new energy facilities and vehicles. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe with that the booming future market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

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

Sales and marketing expenses. Sales and marketing expenses consist primarily of remuneration for staff involved in selling and marketing efforts, including staff engaged in the packaging of goods for shipment, warranty expenses, advertising cost, depreciation, share-based compensation and travel and entertainment expenses. We do not pay slotting fees to retail companies for displaying our products, engage in cooperative advertising programs, participate in buy-down programs or similar arrangements.

General and administrative expenses. General and administrative expenses consist primarily of employee remuneration, share-based compensation, professional fees, insurance, general office expenses, depreciation, liquidated damage charges and bad debt expenses.

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

Results of Operations

Comparison of Years Ended September 30, 2016 and December 31, 2017

The following table sets forth key components of our results of operations for the years indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Years Ended		Change
	September 30, 2016	December 31, 2017	$	%
Net revenues	$10,369	$58,375	48,006	462.98
Cost of revenues	(12,100)	(68,571)	56,471	466.70
Gross loss	(1,731)	(10,196)	8,465	489.02
Operating expenses:
Research and development expenses	1,880	1,739	(141)	(7.50)
Sales and marketing expenses	995	3,217	2,222	223.32
General and administrative expenses	4,738	4,329	(409)	(8.63)
Impairment charge on property, plant and equipment	-	972	972	100.00
Provision for doubtful accounts	2,779	725	(2,054)	(73.91)
Total operating expenses	10,392	10,982	590	5.68
Operating loss	(12,123)	(21,178)	9,055	74.69
Finance expense, net	(142)	(245)	103	72.54
Other income (expense), net	285	(44)	(329)	(115.44)
Loss before income tax	(11,980)	(21,467)	9,487	79.19
Income tax expenses	(672)	-	(672)	(100.00)
Net loss	$(12,652)	$(21,467)	8,815	69.67

Net revenues. Net revenues were $58.4 million for the fiscal year ended December 31, 2017, as compared to $10.4 million for the fiscal year ended September 30, 2016, an increase of $48.0 million, or 463.0% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts, other than percentage, in thousands of U.S. dollars)

	Years Ended		Change
	September 30, 2016	December 31, 2017	$	%
High-power lithium batteries used in:
Electric vehicles	$6,488	$55,007	48,519	747.83
Light electric vehicles	553	496	(57)	(10.31)
Uninterruptable supplies	3,328	2,872	(456)	(13.70)
	10,369	58,375	48,006	462.98

Net revenues from sales of batteries for electric vehicles were $55.0 million for the fiscal year ended December 31, 2017, as compared to $6.5 million for the fiscal year ended September 30, 2016, an increase of $48.5 million, or 747.8% . As the Chinese government noted irregularities on the part of certain electric vehicle manufacturers in obtaining government subsidy at the end of year 2015, it delayed to release the year 2016 subsidy policy for electric vehicle manufactures. Most of our new orders were stranded by our electric vehicle customers in fiscal year 2016. After the announcement of the subsidy policy at the end of calendar year 2016, we received more orders from electric vehicle manufacturers in calendar year 2017. In year 2017, we also reached strategic cooperation agreements with certain automakers, such as Dongfeng Auto and Dayun Auto, to provide them substantial battery module used in the electric vehicles.

Net revenues from sales of batteries for light electric vehicles was approximately $496,000 for the fiscal year ended December 31, 2017, as compared approximately $553,000 for the fiscal year ended September 30, 2016, representing a decrease of $57,000, or 10.3% . As we focused more on electric vehicle market, our sales of batteries for light electric vehicles remains at a small-scale level in recent years.

Net revenues from sales of batteries for uninterruptable supplies was $2.9 million for the fiscal year ended December 31, 2017, as compared to $3.3 million for fiscal year ended September 30, 2016, a decrease of $0.4 million, or 13.7% . We focused on manufacturing of batteries for electric vehicles in fiscal 2017 and therefore sales of batteries for uninterruptable power supplies decreased.

Cost of revenues. Cost of revenues increased to $68.6 million for the fiscal year ended December 31, 2017, as compared to $12.1 million for the fiscal year ended September 30, 2016, an increase of $56.5 million, or 466.7% . The increase in cost of revenues was mainly due to overall and consistent with increased net revenues. Included in cost of revenues were write down of obsolete inventories of $5.8 million for the year ended December 31, 2017, while it was $0.4 million for the year ended September 30, 2016. We write down the inventory value whenever there is an indication that it is impaired. The increase in provision of inventory is mainly due to the increase of inventory with ageing over 1 year. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the year ended December 31, 2017 was $10.2 million, or 17.5% of net revenues as compared to gross loss of $1.7 million, or 16.7% of net revenues, for the fiscal year ended September 30, 2016. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. In particular, we need to maintain a high level of skilled production staff, in anticipation of the increased demand for our products following the release of the government subsidy policy of new energy vehicles in 2017. As a result, we incurred gross loss for fiscal year 2016 and 2017.

Research and development expenses. Research and development expenses decreased to $1.7 million for the year ended December 31, 2017, as compared to $1.9 million for the year ended September 30, 2016, a decrease of $0.2 million, or 7.5% . In order to develop more customers and achieve more orders, we commenced more trial production to enhance the quality and fulfill the requirement of customers in fiscal year ended September 30, 2016 than the fiscal year ended December 31, 2017.

Sales and marketing expenses. Sales and marketing expenses increased to $3.2 million for the year ended December 31, 2017, as compared to $1.0 million for fiscal year ended September 30, 2016, an increase of $2.2 million, or 223.3%, primarily due to an increase of $0.4 million in travelling and transportation expense accompanied with an increase of $1.9 million in provision for warranty expenses. We accrued provision for warranty expense based on our estimation of the future expenditure according to our after sale service maintenance policy and our quality commitment for our product sold to our customers. As a percentage of revenues, sales and marketing expenses have decreased to 5.5% for the year ended December 31, 2017, from 9.6% for the year ended September 30, 2016.

General and administrative expenses. General and administrative expenses increased to $4.3 million for the year ended December 31, 2017, as compared to $4.7 million for fiscal year ended September 30, 2016, a decrease of $0.4 million, or 8.6% . In fiscal 2017, there was a reversal of compensation costs of $0.2 million in relation to a litigation with Shenzhen Huijie, as compared to a provision of compensation costs of $0.3 million in the year ended September 30, 2016. As disclosed elsewhere in this annual report, according to the judgement rendered on June 30, 2017, the court ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million.

Property, plant and equipment impairment charge. The property, plant and equipment impairment charge increased to $1 million for the year ended December 31, 2017, as compared to nil for the year ended September 30, 2016 During the course of our strategic review of our operations for the years ended December 31, 2017 and September 30, 2016, we assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $1 million and nil, respectively. The impairment charge considered by us in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

Provision for doubtful accounts. Provision for doubtful accounts decreased to $0.7 million for the year ended December 31, 2017, as compared to $2.8 million for the fiscal year ended September 30, 2016, a decrease of $2.1 million, or 73.9% . The decrease was mainly comprised of the provision of doubtful accounts of $2,667,891 from Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd, which collection was determined to be doubtful in the fiscal year ended September 30, 2016.

Operating loss. As a result of the above, our operating loss totaled $21.2 million for the year ended December 31, 2017, as compared to $12.1 million for the year ended September 30, 2016, an increase of $9.1 million or 74.7% .

Finance expense, net. Finance expense, net was $0.2 million for the year ended December 31, 2017, as compared to nil for the year ended September 30, 2016. Finance expense for the fiscal year 2017 was mainly interest expenses on discounted bills.

Income tax expense. Income tax expense was nil for the fiscal year ended December 31, 2017, as compared to approximately $672,000 for the fiscal year ended September 30, 2016, which primarily due to the significantly uncertain tax position arose from the subsidies granted by the local government to our PRC subsidiary.

Net loss. As a result of the foregoing, we had a net loss of $21.5 million for the year ended December 31, 2017, compared to net loss of $12.7 million for the year ended September 30, 2016.

Comparison of Three Months Ended December 31, 2015 and 2016

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months ended December 31,		Change
	2015	2016	$	%
Net revenues	$5,501	$3,501	(2,000)	(36.36)
Cost of revenues	(5,659)	(3,975)	(1,684)	(29.76)
Gross loss	(158)	(474)	316	200.00
Operating expenses:
Research and development expenses	748	439	(309)	(41.31)
Sales and marketing expenses	170	173	3	1.76
General and administrative expenses	983	1,109	126	12.82
Provision for doubtful accounts	47	45	(2)	(4.26)
Total operating expenses	1,948	1,766	(182)	(9.34)
Operating loss	(2,106)	(2,240)	(134)	(6.36)
Finance income, net	2	9	7	350.00
Other income, net	43	37	(6)	(13.95)
Loss before income tax	(2,061)	(2,194)	133	6.45
Income tax expenses	(72)	-	(72)	(100.00)
Net loss	(2,133)	(2,194)	(61)	(2.86)

Net revenues. Net revenues were $3.5 million for the three months ended December 31, 2016, as compared to $5.5 million for the same period in 2015, representing a decrease of $2.0 million, or 36.4% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts, other than percentage, in thousands of U.S. dollars)

	Three Months Ended December 31,		Change
	2015	2016	$	%
High-power lithium batteries used in:
Electric vehicles	$3,665	$687	(2,978)	(81.26)
Light electric vehicles	92	208	116	126.09
Uninterruptable supplies	1,744	2,606	862	49.43
	5,501	3,501	(2,000)	(36.36)

Net revenues from sales of batteries for electric vehicles were $0.7 million for the three months ended December 31, 2016 as compared to $3.7 million in the same period of 2015. We started producing batteries for electric vehicles in Dalian facilities at the end of fiscal year 2015. The significant drop of sales in the three months ended December 31, 2016 compared to the same quarter in prior year was mainly attributable to the delay of the announcement of government subsidy policy for electric vehicle manufactures.

Net revenues from sales of batteries for light electric vehicles was $0.2 million for the three months ended December 31, 2016, compared to $0.1 million in the same period of 2015.

Net revenues from sales of batteries for uninterruptable power supplies was $2.6 million in the three months ended December 31, 2016, as compared with $1.7 million in the same period in 2015, representing a increase of $0.9 million, or 49.4% . This change resulted from an increase of 159.6% in average selling price mainly, despite a 42.4% decrease in units sold. We sold uninterruptable power supplies with more cells packed in them at a relatively higher selling price in the three months ended December 31, 2016, compared with the same period last year.

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

We incurred a net loss of $21.5 million in the fiscal year ended December 31, 2017. As of December 31, 2017, we had cash and cash equivalents of $1.6 million. Our total current assets were $85.2 million and our total current liabilities were $116.9 million, resulting in a net working capital deficiency of $31.7 million. These factors raise substantial doubts about our ability to continue as a going concern.

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

As disclosed under Item 1 of PART I, “BUSINESS—Overview of Our Business”, we have obtained $5.5 million and $9.6 million through equity financing in the years ended September 30, 2016 and December 31, 2017 respectively, and we also have obtained banking facilities from various local banks in China. As of December 31, 2017, we had unutilized committed banking facilities of $5.5 million.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Year Ended		Three Months Ended
	September 30,	December 31,	December 31,	December 31,
	2016	2017	2015	2016
Net cash (used in) provided by operating activities	$(13,888)	$6,217	$(1,304)	$(6,324)
Net cash used in investing activities	(9,114)	(16,416)	(5,204)	(1,549)
Net cash provided by financing activities	18,511	11,407	-	6,406
Effect of exchange rate changes on cash and cash equivalents	(319)	28	(144)	(77)
Net (decrease) increase in cash and cash equivalents	(4,810)	1,236	(6,682)	(1,544)
Cash and cash equivalents at beginning of the period	6,763	409	6,763	1,953
Cash and cash equivalents at end of the period	$1,953	$1,645	$81	$409

Operating Activities

Net cash provided by operating activities was $6.2 million in the year ended December 31, 2017, as compared with net cash used in operating activities of $13.9 million in the fiscal year ended September 30, 2016. The net cash provided by operating activities in 2017 was mainly attributable to an increase in trade accounts and bills payable of $47.1 million, an increase in payables to our former subsidiaries of $19.0 million, write down of obsolete inventories of $5.8 million, an increase in accrued expenses and other payables and product warranty provisions of $2.8 million and a decrease of inventories of $2.3 million, offset by an increase in trade accounts and bills receivable of $53.6 million and our net loss of $21.5 million.

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

Investing Activities

Net cash used in investing activities increased to $16.4 million in the fiscal year ended December 31, 2017, from $9.1 million in the fiscal year ended September 30, 2016. The net cash used in investing activities for the year ended December 31, 2017 mainly consisted of the net cash payments of $12.0 million to construct the Dalian facilities, including construction and purchase of equipment. The net cash used in investing activities for the year ended September 30, 2016 was mainly attributable to a net cash payment of $5.9 million to construct the Dalian facilities.

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

Financing Activities

Net cash provided by financing activities was $11.4 million in the fiscal year ended December 31, 2017, compared with $18.5 million in the fiscal year ended September 30, 2016. In fiscal 2017, we borrowed $25.0 million from related and unrelated parties, issued common stock for $9.6 million, and obtained advances from investors of $2.1 million, offset by repayment of short term bank borrowings of $1.5 million and repayment to related and unrelated parties totaled $23.8 million. In fiscal 2016, we obtained bank loans of $19.4 million, borrowed $4.3 million from related and unrelated parties, and issued common stock for $5.5 million, offset by repayment of short term bank borrowings of $10.7 million.

Net cash provided by financing activities was $6.4 million in the three months ended December 31, 2016, compared to net cash used in financing activities of nil during the same period in 2015. We obtained a total of $6.4 million new short term advances from related and unrelated parties in the three months ended December 31, 2016.

As of December 31, 2017, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Bank of Dandong	$19,735	$19,490

Short-term credit facilities:
China Merchants Bank	$15,370	$10,179

Other lines of credit:
Bank of Dandong	$9,116	$9,069
China Everbright Bank	14,777	14,777
	23,893	23,846

Total	$58,998	$53,515

Capital Expenditures

We incurred capital expenditures of $12.0 million and $5.9 million in fiscal years ended December 31, 2017 and September 30, 2016, respectively. Our capital expenditures in 2017 were used primarily to construct our Dalian facility. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Year Ended
	September 30, 2016	December 31, 2017
Purchase of property, plant and equipment and construction in progress	$5,927	$12,048

We estimate that our total capital expenditures in fiscal year 2018 will reach approximately $28.1 million. Such funds will be used to renovate the current product lines and construct a new plant with one product lines and a new warehouse and battery module packing lines.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2017:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	More than 3 years
Contractual Obligations
Long-term bank loans	$19,490	$-	$19,490	$-
Bills payables	35,811	35,811	-	-
Payable to former subsidiaries	22,303	22,303	-	-
Other short-term loans	14,636	14,636	-	-
Capital injection to Dalian Trading	400	400	-	-
Capital commitments for construction of buildings	2,053	2,053	-	-
Capital commitments for purchase of equipment	-	-	-	-
Future interest payment on bank loans	1,372	935	437	-
Total	$96,065	$76,138	$19,927	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2017.

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

We record adjustments to its inventory for estimated obsolescence or diminution in net realizable value equal to the difference between the cost of the inventory and the estimated net realizable value. At the point of loss recognition, a new cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Warranties

We provide a manufacturer’s warranty on all our products. We accrue a warranty reserve for the products sold, which includes our best estimate of the projected costs to repair or replace items under warranty. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales of our current products, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The portion of the warranty reserve expected to be incurred within the next 12 months is included within accrued liabilities and other while the remaining balance is included within other long-term liabilities on the consolidated balance sheets.

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

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	Fiscal Year Ended
	September	December
	30, 2016	31, 2017
Balance sheet items	6.6714	6.5060
Amounts included in the statement of income and comprehensive loss and statement of cash flows	6.5325	6.7591

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2016,
THREE MONTHS ENDED DECEMBER 31, 2016
AND YEAR ENDED DECEMBER 31, 2017

CBAK ENERGY TECHNOLOGY, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS

Contents	Page(s)
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2017, December 31, 2016 and September 30, 2016	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017 and September 30, 2016, and the three months ended December 31, 2016	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017 and September 30, 2016, an three months ended December 31, 2016	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and September 30, 2016, and the three months ended December 31, 2016	F-6
Notes to the Consolidated Financial Statements	F-7 - F-36

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
CBAK Energy Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CBAK Energy Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2017, December 31, 2016 and September 30, 2016, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years ended December 31, 2017 and September 30, 2016, and the transition period for the three months ended December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, December 31, 2016 and September 30, 2016, and the results of its operations and its cash flows for each of the years ended December 31, 2017 and September 30, 2016, and the transition period for the three months ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of December 31, 2017. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

We have served as the Company's auditor since 2016.

Hong Kong, China

April 17, 2018

CBAK Energy Technology, Inc. and Subsidiaries
Consolidated balance sheets
As of September 30, 2016, December 31, 2016 and 2017
(In US$ except for number of shares)

		September 30,	December 31,	December 31,
	Note	2016	2016	2017
Assets
Current assets
Cash and cash equivalents		$1,953,295	$408,713	$1,644,535
Pledged deposits	4	4,569,027	4,278,144	9,104,178
Trade accounts and bills receivable, net	5	2,382,427	2,468,387	57,518,612
Inventories	6	16,540,252	17,094,922	9,832,405
Prepayments and other receivables	7	6,730,671	6,675,351	6,971,810
Prepaid land use rights, current portion	11	168,418	161,790	172,700

Total current assets		32,344,090	31,087,307	85,244,240

Property, plant and equipment, net	9	20,735,209	20,010,903	34,965,510
Construction in progress	10	32,321,914	33,457,043	25,029,290
Prepaid land use rights, non-current	11	7,887,587	7,536,733	7,872,235
Intangible assets, net	12	22,885	21,344	20,049

Total assets		$93,311,685	$92,113,330	$153,131,324

Liabilities
Current liabilities
Trade accounts and bills payable	13	$18,551,836	$15,580,655	$65,616,543
Short-term bank loans	14	1,498,936	1,439,947	-
Other short-term loans	14	4,391,004	10,524,778	14,636,450
Accrued expenses and other payables	15	18,561,640	19,382,593	14,208,947
Payables to former subsidiaries, net	8	4,382,234	2,488,859	22,302,721
Deferred government grants, current	16	197,645	142,400	152,003

Total current liabilities		47,583,295	49,559,232	116,916,664

Long-term bank loans	14	19,006,505	18,258,528	19,489,702
Deferred government grants, non-current	16	4,731,185	4,556,861	4,712,128
Product warranty provision	17	-	-	2,279,831
Long term tax payable		6,900,704	7,061,140	7,537,273

Total liabilities		78,221,689	79,435,761	150,935,598

Commitments and contingencies	22

Shareholders' equity
Common stock $0.001 par value; 500,000,000 authorized; 19,689,674 issued and 19,545,468 outstanding as of September 30, 2016; 19,744,675 issued and 19,600,469 outstanding as of December 31, 2016; and 26,367,523 issued and 26,223,317 outstanding as of December 31, 2017		19,690	19,745	26,368
Donated shares		14,101,689	14,101,689	14,101,689
Additional paid-in capital		145,008,043	145,353,067	155,711,014
Statutory reserves		1,230,511	1,230,511	1,230,511
Accumulated deficit		(139,804,975)	(141,999,372)	(163,466,713)
Accumulated other comprehensive loss		(1,398,352)	(1,961,461)	(1,340,533)
		19,156,606	16,744,179	6,262,336
Less: Treasury shares		(4,066,610)	(4,066,610)	(4,066,610)

Total shareholders' equity		15,089,996	12,677,569	2,195,726

Total liabilities and shareholder's equity		$93,311,685	$92,113,330	$153,131,324

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Consolidated statements of operations and comprehensive income (loss)
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

		Year ended	Three months ended	Year ended
	Note	September 30, 2016	December 31, 2016	December 31, 2017
Net revenues	24	$10,369,444	$3,500,516	$58,375,399
Cost of revenues		(12,099,632)	(3,974,617)	(68,570,871)
Gross loss		(1,730,188)	(474,101)	(10,195,472)
Operating expenses:
Research and development expenses		(1,879,869)	(439,005)	(1,738,767)
Sales and marketing expenses		(995,290)	(172,972)	(3,217,016)
General and administrative expenses		(4,737,843)	(1,109,297)	(4,328,652)
Impairment charge on property, plant and equipment	9	-	-	(972,387)
Provision for doubtful accounts		(2,779,497)	(44,861)	(725,375)
Total operating expenses		(10,392,499)	(1,766,135)	(10,982,197)
Operating loss		(12,122,687)	(2,240,236)	(21,177,669)
Finance income (expenses), net		-	9,000	(245,015)
Other income (expenses), net		143,073	36,839	(44,657)
Loss before income tax		(11,979,614)	(2,194,397)	(21,467,341)
Income tax expense	18	(672,580)	-	-
Net loss		$(12,652,194)	$(2,194,397)	$(21,467,341)
Other comprehensive income (loss)
– Foreign currency translation adjustment		(905,494)	(563,109)	620,928
Comprehensive loss		$(13,557,688)	$(2,757,506)	$(20,846,413)

Loss per share	20
– Basic and diluted		$(0.71)	$(0.11)	$(0.92)

Weighted average number of shares of common stock:	20
– Basic and diluted		17,786,374	19,745,873	23,237,205

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Consolidated statements of changes in shareholders’ equity
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders'
	of shares	Amount	shares	capital	reserves (Note)	deficit	(loss) income	of shares	Amount	equity
Balance as of October 1, 2015	12,856,301	$12,856	$14,101,689	$138,036,080	$-	$(125,922,270)	$(492,858)	(144,206)	$(4,066,610)	$21,668,887
Net profit	-	-	-	-	-	(12,652,194)	-	-	-	(12,652,194)
Transfer to statutory reserves					1,230,511	(1,230,511)				-
Share-based compensation for employee and director stock awards	-	-	-	1,462,197	-	-	-	-	-	1,462,197
Common stock issued to new investors	6,583,371	6,584	-	5,510,016	-	-	-	-	-	5,516,600
Common stock issued to employees and directors for stock award	250,002	250	-	(250)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(905,494)	-	-	(905,494)
Balance as of September 30, 2016	19,689,674	$19,690	$14,101,689	$145,008,043	$1,230,511	$(139,804,975)	$(1,398,352)	(144,206)	$(4,066,610)	$15,089,996
Net loss	-	-	-	-	-	(2,194,397)	-	-	-	(2,194,397)
Share-based compensation for employee and director stock awards	-	-	-	345,079	-	-	-	-	-	345,079
Common stock issued to employees and directors for stock award	55,001	55	-	(55)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(563,109)	-	-	(563,109)
Balance as of December 31, 2016	19,744,675	$19,745	$14,101,689	$145,353,067	$1,230,511	$(141,999,372)	$(1,961,461)	(144,206)	$(4,066,610)	$12,677,569
Net loss	-	-	-	-	-	(21,467,341)	-	-	-	(21,467,341)
Common stock issued to investors	6,403,518	6,404	-	9,598,874	-	-	-	-	-	9,605,278
Share-based compensation for employee and director stock awards	-	-	-	759,292	-	-	-	-	-	759,292
Common stock issued to employees and directors for stock award	219,330	219	-	(219)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	620,928	-	-	620,928
Balance as of December 31, 2017	26,367,523	$26,368	$14,101,689	$155,711,014	$1,230,511	$(163,466,713)	$(1,340,533)	(144,206)	$(4,066,610)	$2,195,726

See accompanying notes to the consolidated financial statements.

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

On December 31, 2015 the board of directors of CBAK Power approved the transfer of $1,230,511, representing 10% of CBAK Power’s profits after tax for the calendar year ended December 31, 2015, to the statutory reserve.

CBAK Energy Technology, Inc. and subsidiaries
Consolidated statements of cash flows
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$)

	Year Ended	Three Months ended	Year Ended
	September 30,	December 31,	December 31,
	2016	2016	2017
Cash flows from operating activities
Net loss	$(12,652,194)	$(2,194,397)	$(21,467,341)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,117,741	233,913	1,592,322
Provision for doubtful accounts	2,779,497	44,861	725,375
Write-down of inventories	439,068	414,919	5,776,891
Share-based compensation	1,462,197	345,079	759,292
Deferred tax liabilities (assets)	(96,793)	-	-
Impairment charge			972,387
Exchange loss	213,127	121,768	80,547
Changes in operating assets and liabilities:
Trade accounts and bills receivable	(569,265)	(227,521)	(53,553,988)
Inventories	(14,357,199)	(1,640,307)	2,323,308
Prepayments and other receivables	(4,389,940)	(212,989)	147,362
Trade accounts and bills payable	5,515,277	(2,277,799)	47,151,533
Accrued expenses and other payables and product warranty provisions	1,232,105	407,055	2,751,700
Income tax (receivable) payable	310,108	439,080	-
Trade receivable from and payables to former subsidiaries	5,108,935	(1,778,157)	18,957,526
Net cash (used in) provided by operating activities	(13,887,336)	(6,324,495)	6,216,914
Cash flows from investing activities
(Increase) decrease in pledged deposits	(3,187,541)	112,893	(4,367,646)
Proceeds on disposal of property, plant and equipment	-	7,904	-
Purchases of property, plant and equipment and construction in progress	(5,926,675)	(1,669,885)	(12,047,863)
Net cash used in investing activities	(9,114,216)	(1,549,088)	(16,415,509)

Cash flows from financing activities
Proceeds from bank borrowings	19,410,639	-	-
Repayment of bank borrowings	(10,715,653)	-	(1,479,487)
Borrowings from unrelated parties	87,230	1,108,459	6,055,838
Repayment of borrowings from unrelated parties	(76,540)	-	(6,402,906)
Borrowings from related party	4,289,084	5,297,399	18,964,063
Repayment to related party	-	-	(17,407,191)
Advances from investors	-	-	2,071,282
Advances from former subsidiaries	-	-	2,367,179
Repayment to former subsidiaries	-	-	(2,367,179)
Proceeds from issuance of common stock (Note 1)	5,516,600	-	9,605,277
Net cash provided by financing activities	18,511,360	6,405,858	11,406,876
Effect of exchange rate changes on cash and cash equivalents	(319,258)	(76,857)	27,541
Net (decrease) increase in cash and cash equivalents	(4,809,450)	(1,544,582)	1,235,822
Cash and cash equivalents at the beginning of period	6,762,745	1,953,295	408,713
Cash and cash equivalents at the end of period	$1,953,295	$408,713	$1,644,535
Non-cash transactions:
Transfer of construction in progress to property, plant and equipment	$602,109	$298,203	$15,637,965
Cash paid during the period for:
Income taxes	$459,265	$-	$-
Interest, net of amounts capitalized	$-	$-	$95,903

See accompanying notes to the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

CBAK Energy Technology, Inc. (formerly known as China BAK Battery, Inc.)(“CBAK” or the "Company") is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. CBAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as "Li-ion" or "Li-ion cell") high power rechargeable batteries. Prior to the disposal of BAK International Limited (“BAK International”) and its subsidiaries (see below), the batteries produced by the Company were for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric vehicles, and general industrial applications. After the disposal of BAK International and its subsidiaries on June 30, 2014, the Company will focus on the manufacture, commercialization and distribution of high power lithium ion rechargeable batteries for use in cordless power tools, light electric vehicles, hybrid electric vehicles, electric cars, electric busses, uninterruptable power supplies and other high power applications.

The shares of the Company traded in the over-the-counter market through the Over-the-Counter Bulletin Board from 2005 until May 31, 2006, when the Company obtained approval to list its common stock on The NASDAQ Global Market, and trading commenced that same date under the symbol "CBAK".

On January 10, 2017, the Company filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger between the Company and the Company’s newly formed, wholly owned subsidiary, CBAK Merger Sub, Inc. (the “Merger Sub”). According to the Articles of Merger, effective January 16, 2017, the Merger Sub merged with and into the Company with the Company being the surviving entity (the "Merger"). As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of the Company's name.

Effective January 16, 2017, the name of the Company was changed to CBAK Energy Technology, Inc. The trading symbol of the Company's common stock remains as "CBAK".

Transition Period

On January 16, 2017, the Board of Directors of the Company approved a change in the Company’s fiscal year end from September 30 to December 31. Accordingly, the Company is presenting audited financial statements for the 3 month period ended December 31, 2016. The following table provides certain unaudited comparative financial information for the same period of the prior year.

	Three months ended	Three months ended
	December 31, 2015	December 31, 2016
	(unaudited)
Net revenues	$5,500,589	$3,500,516
Cost of revenues	(5,658,887)	(3,974,617)
Gross profit (loss)	(158,298)	(474,101)
Operating expenses:
Research and development expenses	(747,537)	(439,005)
Sales and marketing expenses	(170,458)	(172,972)
General and administrative expenses	(983,024)	(1,109,297)
Provision for doubtful accounts	(46,687)	(44,861)
Total operating expenses	(1,947,706)	(1,766,135)
Operating loss	(2,106,004)	(2,240,236)
Finance income (expenses), net	2,006	9,000
Other income (expenses), net	43,392	36,839
Loss before income tax	(2,060,606)	(2,194,397)
Income tax expense	(72,067)	-
Net loss	$(2,132,673)	$(2,194,397)
Other comprehensive loss
– Foreign currency translation adjustment	(486,190)	(563,109)
Comprehensive loss	$(2,618,863)	$(2,757,506)

Loss per share
– Basic and diluted	$(0.12)	$(0.11)

Weighted average number of shares of common stock:
– Basic and diluted	17,171,953	19,745,873

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

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

On January 20, 2005, the Company completed a share swap transaction with the shareholders of BAK International. The share swap transaction, also referred to as the “reverse acquisition” of the Company, was consummated under Nevada law pursuant to the terms of a Securities Exchange Agreement entered by and among CBAK, BAK International and the shareholders of BAK International on January 20, 2005. The share swap transaction has been accounted for as a capital-raising transaction of the Company whereby the historical financial statements and operations of Shenzhen BAK are consolidated using historical carrying amounts.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

As of December 31, 2017, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On August 14, 2013, Dalian BAK Trading Co., Ltd was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000 (Note 19(i)). Pursuant to CBAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 14, 2015. On March 7, 2017, the name of Dalian BAK Trading Co., Ltd was changed to to Dalian CBAK Trading Co., Ltd (“CBAK Trading”). Up to the date of this report, the Company has contributed $100,000 to CBAK Trading in cash.

On December 27, 2013, Dalian BAK Power Battery Co., Ltd was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000 (Note 19(i)). Pursuant to CBAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Power on or before December 27, 2015. On March 7, 2017, the name of Dalian BAK Power Battery Co., Ltd was changed to Dalian CBAK Power Battery Co., Ltd (“CBAK Power”). Up to the date of this report, the Company has contributed $29,999,978 to CBAK Power through injection of a series of patents and cash of $24,999,978.

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

The equity interest held in BAK International and its wholly owned subsidiaries, namely Shenzhen BAK, BAK Battery (Shenzhen) Co., Ltd. (“BAK Battery”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”) (collectively the “Disposal Group”) was disposed of effective on June 30, 2014 as a result of the foreclosure by Mr. Jinghui Wang (“Mr. Wang”), an unrelated third party, after Shenzhen BAK failed to repay the loans to Mr. Wang on March 31, 2014. The financial statements of BAK International and its subsidiaries were consolidated up to the date of disposal.

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

The Company continued its business and continued to generate revenues from sale of batteries via subcontracting the production to BAK Tianjin and BAK Shenzhen, former subsidiaries before the completion of construction and operation of its facility in Dalian. BAK Tianjin and BAK Shenzhen are now suppliers of the Company and the Company does not have any significant benefits or liability from the operating results of BAK Tianjin and BAK Shenzhen except the normal risk with any major supplier.

As of the date of this report, Mr. Xiangqian Li is no longer a director of BAK International and BAK Tianjin. He remained as a director of Shenzhen BAK and BAK Battery.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of December 31, 2017, Mr. Yunfei Li held 3,806,018 shares or 14.51% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of September 30, 2016, December 31, 2016 and 2017. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

At December 31, 2017, the Company had aggregate interest-bearing bank loans of approximately $19.5 million, due in 2019, in addition to approximately $117.5 million of other current liabilities.

As of December 31, 2017, the Company had unutilized committed banking facilities of $5.5 million.

The Company is currently expanding its product lines and manufacturing capacity in its Dalian plant, which requires more funding to finance the expansion. The Company plans to raise additional funds through banks borrowings and equity financing in the future to meet its daily cash demands, if required.

However, there can be no assurance that the Company will be successful in obtaining further financing. The Company expects that it will be able to secure more potential orders from the new energy market, especially from the electric car market. The Company believes that with the booming future market demand in high power lithium ion products, it can continue as a going concern and return to profitability.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

2.	Transition period

On January 16, 2017, the Board of Directors of the Company approved a change in the Company’s fiscal year end from September 30th to December 31st. The company is presenting audited financial statements for the three months ended December 31, 2016 accordingly. The following table set forth certain unaudited comparative financial information for the same period of the prior year.

	Three months ended December 31,
	2015	2016
	(unaudited)
Net revenues	$5,500,589	$3,500,516
Cost of revenues	(5,658,887)	(3,974,617)
Gross loss	(158,298)	(474,101)
Operating expenses:
Research and development expenses	(747,537)	(439,005)
Sales and marketing expenses	(170,458)	(172,972)
General and administrative expenses	(1,029,711)	(1,109,297)
Provision for doubtful accounts	-	(44,861)
Total operating expenses	(1,947,706)	(1,766,135)
Operating loss	(2,106,004)	(2,240,236)
Finance income, net	2,006	9,000
Other income, net	43,392	36,839
Loss before income tax	(2,060,606)	(2,194,397)
Income tax expense	(72,067)	-
Net loss	(2,132,673)	(2,194,397)

Loss per share – Basic and diluted	$(0.12)	$(0.11)

Weighted average number of shares of common stock – Basic and diluted	17,171,953	19,745,873

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

3.	Summary of Significant Accounting Policies and Practices

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

The Company records adjustments to its inventory for estimated obsolescence or diminution in net realizable value equal to the difference between the cost of the inventory and the estimated net realizable value. At the point of loss recognition, a new cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

3.	Summary of Significant Accounting Policies and Practices (Continued)

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

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into US dollars has been made at the following exchange rates for the respective periods:

Year ended September 30, 2016
Balance sheet, except for equity accounts	RMB 6.6714 to US$1.00
Income statement and cash flows	RMB 6.5325 to US$1.00

Three months ended December 31, 2016
Balance sheet, except for equity accounts	RMB 6.9447 to US$1.00
Income statement and cash flows	RMB 6.8328 to US$1.00

Year ended December 31, 2017
Balance sheet, except for equity accounts	RMB 6.5060 to US$1.00
Income statement and cash flows	RMB 6.7591 to US$1.00

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

3.	Summary of Significant Accounting Policies and Practices (Continued)

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of October 1, 2015, through December 31, 2017 amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

	Gross UTB	Surcharge	Net UTB

Balance as of October 1, 2015	$1,815,100	$-	1,815,100
Transfer from current taxes payable	5,108,878	-	5,108,878
Decrease in unrecognized tax benefits taken in current year	(23,274)	-	(23,274)
Balance as of September 30, 2016	6,900,704	-	6,900,704
Increase in unrecognized tax benefits taken in current period	160,436	-	160,436
Balance as of December 31, 2016	7,061,140	-	7,061,140
Increase in unrecognized tax benefits taken in current year	476,133	-	476,133
Balance as of December 31, 2017	7,537,273	-	7,537,273

As of December 31, 2017, 2016 and September 30, 2016, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

The Company’s Chinese subsidiaries are subject to taxation in the PRC. The PRC income tax returns are generally not subject to examination by the tax authorities for tax years before calendar (tax) year 2011. With a few exceptions, the calendar (tax) years 2012-2016 remain open to examination by tax authorities in the PRC.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

3.	Summary of Significant Accounting Policies and Practices (Continued)

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

(o) Warranties

The Company provides a manufacturer’s warranty on all its products. It accrues a warranty reserve for the products sold, which includes management’s best estimate of the projected costs to repair or replace items under warranty. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales of its current products, and changes to its historical or projected warranty experience may cause material changes to the warranty reserve in the future. The portion of the warranty reserve expected to be incurred within the next 12 months is included within accrued liabilities and other while the remaining balance is included within other long-term liabilities on the consolidated balance sheets. Warranty expense is recorded as a component of sales and marketing expenses Accrued warranty activity consisted of the following:

	September 30,	December 31,	December 31,
	2016	2016	2017
Balance at beginning of period	$-	$182,741	$205,404
Warranty costs incurred	(59,728)	-	(167,685)
Provision for the period	246,354	30,344	2,151,101
Foreign exchange adjustment	(3,885)	(7,681)	91,011
Balance at end of period (Note 15)	$182,741	$205,404	$2,279,831

(p) Government Grants

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

(q) Share-based Compensation

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

3.	Summary of Significant Accounting Policies and Practices (Continued)

(r) Retirement and Other Postretirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses in the statement of operations and comprehensive loss as and when the related employee service is provided.

(s) Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period.

(t) Use of Estimates

The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of long-lived assets, unrecognized tax benefits, impairment on inventories, valuation allowance for receivables and deferred tax assets, provision for warranty and sales returns, and valuation of share-based compensation expense. Actual results could differ from those estimates.

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

(w) Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330) – Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 effective January 1, 2017, which did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The amendments in ASU 2014-09 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. In the fourth quarter of 2017, the Company completed the evaluation of its adoption of ASU 2014-09 (including those subsequently issued updates that clarify ASU 2014-09’s provisions) and finalized its determination of the impact of the guidance on revenue recognition. The Company does not expect the new revenue standard to have a material impact on the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

3.	Summary of Significant Accounting Policies and Practices (Continued)

(w) Recently Issued Accounting Standards (Continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017, on a retrospective transition method to each period presented. Early adoption is permitted. The Company adopted this guidance for the reporting period beginning January 1, 2018, which did not have a material impact on its financial statements or disclosures.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company adopted this guidance for the reporting period beginning January 1, 2018, which did not have a material impact on its financial statements or disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company adopted this guidance for the reporting period beginning January 1, 2018, which did not have a material impact on its financial statements or disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company adopted this guidance for the reporting period beginning January 1, 2018, which did not have a material impact on its financial statements or disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company currently intends to adopt this guidance for the fiscal year beginning January 1, 2020, and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures because the Company does not currently have any recorded goodwill.

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments in this update are effective at the same time as the amendments in ASU 2014-09. The Company does not expect the new revenue standard to have a material impact on the consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

3.	Summary of Significant Accounting Policies and Practices (Continued)

(w) Recently Issued Accounting Standards (Continued)

In May 2017, the FASB issued ASU No. 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company adopted this guidance for the reporting period beginning January 1, 2018, which did not have a material impact on its financial statements or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Pledged deposits

Pledged deposits as of September 30, 2016, December 31, 2016 and 2017 consisted of the following:

	September 30,	December 31,	December 31,
	2016	2016	2017
Pledged deposits with banks for:
Bills payable	$3,305,305	$3,064,155	$123,116
Letters of credit	-	-	7,685,213
Others*	1,263,722	1,213,989	1,295,849
	$4,569,027	$4,278,144	$9,104,178

*

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,295,849 (RMB 8,430,792), including construction costs of $1.0 million (RMB6.3 million), interest of $31,469 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze CBAK Power’s bank deposits totaling $1,295,849 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018.

5.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of September 30, 2016, December 31, 2016 and 2017 consisted of the following:

	September 30,	December 31,	December 31,
	2016	2016	2017
Trade accounts receivable	$4,995,564	$5,169,593	$42,095,211
Less: Allowance for doubtful accounts	(2,837,977)	(2,761,144)	(3,700,922)
	2,157,587	2,408,449	38,394,289
Bills receivable	224,840	59,938	19,124,323
	$2,382,427	$2,468,387	$57,518,612

An analysis of the allowance for doubtful accounts is as follows:

	September 30,	December 31,	December 31,
	2016	2016	2017
Balance at beginning of period	$122,115	$2,837,977	$2,761,144
Provision for the period	2,833,615	44,861	839,917
Reversal - recoveries by cash	(54,118)	-	(114,542)
Write off	-	(9,438)	-
Charged to consolidated statements of operations and comprehensive (loss) income	2,779,497	35,423	725,375
Foreign exchange adjustment	(63,635)	(112,256)	214,403
Balance at end of period	$2,837,977	$2,761,144	$3,700,922

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

6.	Inventories

Inventories as of September 30, 2016, December 31, 2016 and 2017 consisted of the following:

	September 30,	December 31,	December 31,
	2016	2016	2017
Raw materials	$3,760,481	$2,570,942	$1,814,704
Work in progress	2,153,945	1,333,949	2,188,193
Finished goods	10,625,826	13,190,031	5,829,508
	$16,540,252	$17,094,922	$9,832,405

During the year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017, write-downs of obsolete inventories to lower of cost or net realizable value of $439,068, $414,919 and $5,776,891, respectively, were charged to cost of revenues.

7.	Prepayments and Other Receivables

Prepayments and other receivables as of September 30, 2016, December 31, 2016 and 2017 consisted of the following:

	September 30,	December 31,	December 31,
	2016	2016	2017
Value added tax recoverable	$6,169,612	$6,238,056	$5,963,506
Prepayments to suppliers	110,566	148,247	706,488
Deposits	49,310	28,763	25,922
Staff advances	67,702	46,572	59,942
Prepaid operating expenses	175,598	220,713	185,690
Others	164,883	-	37,262
	6,737,671	6,682,351	6,978,810
Less: Allowance for doubtful accounts	(7,000)	(7,000)	(7,000)
	$6,730,671	$6,675,351	$6,971,810

8.	Payables to former subsidiaries

Payables to former subsidiaries as of September 30, 2016, December 31, 2016 and 2017 consisted of the following:

	September 30,	December 31,	December 31,
	2016	2016	2017
BAK Tianjin	$56,188	$194,774	$282,682
BAK Shenzhen	4,326,046	2,294,085	22,020,039
	$4,382,234	$2,488,859	$22,302,721

Balance as of September 30, 2016, December 31, 2016 and 2017 consisted of payables for purchase of inventories from BAK Tianjin and Shenzhen BAK. From time to time, the Company purchased from these former subsidiaries products that it did not produce to meet the needs of its customers.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

9.	Property, Plant and Equipment, net

Property, plant and equipment as of September 30, 2016, December 31, 2016 and 2017 consisted of the following:

	September 30,	December 31,	December 31,
	2016	2016	2017
Buildings	$17,569,328	$16,877,909	$24,979,022
Machinery and equipment	4,388,160	4,473,631	12,967,576
Office equipment	82,722	96,655	183,956
Motor vehicles	168,240	193,165	206,190
	22,208,450	21,641,360	38,336,744
Accumulated depreciation	(1,473,241)	(1,630,457)	(3,371,234)
Carrying amount	$20,735,209	$20,010,903	$34,965,510

During the year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017, the Company incurred depreciation expense of $1,144,866, $228,335 and $1,569,768, respectively.

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $16,958,674, $16,178,549 and $23,670,773 as of September 30, 2016, December 31, 2016 and 2017, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

Impairment charge on property, plant and equipment

During the course of the Company’s strategic review of its operations in the year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of approximately nil, nil and $1.0 million, respectively. The impairment charge considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

10.	Construction in Progress

Construction in progress as of September 30, 2016, December 31, 2016 and 2017 consisted of the following:

	September 30,	December 31,	December 31,
	2016	2016	2017
Construction in progress	$32,139,329	$33,277,338	$24,288,889
Prepayment for acquisition of property, plant and equipment	182,585	179,705	740,401
Carrying amount	$32,321,914	$33,457,043	$25,029,290

Construction in progress as of September 30, 2016, December 31, 2016 and 2017 mainly comprised capital expenditures for the construction of the facilities and production lines of CBAK Power.

For the year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017, the Company capitalized interest of $1,046,302, $365,863 and $1,406,456, respectively, to the cost of construction in progress, at the capitalization rate of 7.73%, 7.23% and 7.22% respectively.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

11.	Prepaid Land Use Rights, net

Prepaid land use rights as of September 30, 2016, December 31, 2016 and 2017 consisted of the followings:

	September 30,	December 31,	December 31,
	2016	2016	2017
Prepaid land use rights	$8,420,911	$8,089,516	$8,634,993
Accumulated amortization	(364,906)	(390,993)	(590,058)
	$8,056,005	$7,698,523	$8,044,935
Less: Classified as current assets	(168,418)	(161,790)	(172,700)
	$7,887,587	$7,536,733	$7,872,235

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $8,157,086 (RMB53.1 million). Other incidental costs incurred totaled $477,907 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $171,999, $41,110 and $166,233 for the year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017, respectively.

12.	Intangible Assets, net

Intangible assets as of September 30, 2016, December 31, 2016 and 2017 consisted of the followings:

	September 30,	December 31,	December 31,
	2016	2016	2017
Computer software at cost	$26,662	$25,613	$27,340
Accumulated amortization	(3,777)	(4,269)	(7,291)
	$22,885	$21,344	$20,049

Amortization expenses were $2,723, $651 and $2,631 for the year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017, respectively.

13.	Trade accounts and bills payable

Trade accounts and bills payable as of September 30, 2016, December 31, 2016 and 2017 consisted of the followings:

	September 30,	December 31,	December 31,
	2016	2016	2017
Trade accounts payable	$7,665,644	$8,308,753	$29,805,350
Bills payable
- Bank acceptance bills	6,835,451	6,128,310	34,025,080
- Commercial acceptance bills	4,050,741	1,143,592	1,786,113
	$18,551,836	$15,580,655	$65,616,543

All the bills payable are of trading nature and will mature within six months to one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 4);and

(ii)	$nil, $nil and $19,047,471of the Company’s bills receivable as of September 30, 2016, December 31, 2016 and 2017, respectively (Note 5).

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

14.	Loans

Bank loans:

Bank borrowings as of September 30, 2016, December 31, 2016 and 2017 consisted of the followings:

	September 30,	December 31,	December 31,
	2016	2016	2017
Short-term bank borrowings	$1,498,936	$1,439,947	$-
Long-term bank borrowings	19,006,505	18,258,528	19,489,702
	$20,505,441	$19,698,475	$19,489,702

On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $20.0 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), the Company’s CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, the Company’s former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK Battery Co., Ltd., the Company’s former subsidiary (“Shenzhen BAK”). Under the banking facilities, the Company borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $19.0 million, $18.3 million and $19.5 million as of September 30, 2016, December 31, 2016 and 2017, respectively), bearing fixed interest at 7.2% per annum, left facilities of RMB3.2 million (approximately $0.5 million) for bank acceptance and letters of credit bills. Under the facilities, as of December 31, 2017, the Company borrowed a series of revolving bank acceptance totaled $0.2 million from Bank of Dandong and bank deposit of approximately 50% was pledged against these bank acceptance bills.

On July 6, 2016, the Company obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $6.1 million) to July 5, 2017. The banking facilities were guaranteed by Mr. Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 the Company borrowed one year short-term loan of RMB10 million (approximately $1.5 million and $1.4 million as of September 30, 2016 and December 31, 2016, respectively), bearing a fixed interest rate at 6.525% per annum. The Company also borrowed revolving bank acceptance totaled $6.1 million, and bank deposit of 50% was required to secure against these bank acceptance bills. The Company repaid the loan and bank acceptance bills in July and August 2017.

On November 9, 2017, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $15.4 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. Under the facilities, on November 10, 2017, the Company borrowed a net letter of credit of RMB96.1 million (approximately $14.8 million) to November 5, 2018 under the facilities, bank deposits of approximately 50% was required to secure against this letter of credit. The Company discounted this letter of credit of even date to China Everbright Bank at a rate of 4.505%.

On August 2, 2017, the Company obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $15.4 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, as of December 31, 2017, the Company borrowed a series of bank acceptance bills from China Merchants Bank totaled $10 million and pledged $10 million of its bills receivables.

During the fiscal year ended December 31, 2017, the Company also obtained banking facilities from Bank of Dandong with bank acceptance bills of RMB57.7 million (approximately $9 million) for a term until June 28, 2018. The banking facilities were pledged by its bills receivables totaled $9 million. Under the facilities, as of December 31, 2017, the Company borrowed bank acceptance totaled $9 million.

The facilities were secured by the Company’s assets with the following carrying amounts:

	September 30,	December 31,	December 31,
	2016	2016	2017
Pledged deposits (note 4)	$3,305,305	$3,064,155	$7,808,329
Prepaid land use rights (note 11)	8,056,005	7,698,523	8,044,935
Buildings	12,294,838	11,729,172	18,391,993
Machinery and equipment	3,041,665	2,598,882	2,374,748
Construction in progress	6,408,694	6,156,488	-
Bills receivable (note 5)	-	-	19,047,471
	$33,106,507	$31,247,220	$55,667,476

As of December 31, 2017, the Company had unutilized committed banking facilities of $5.5 million.

During the year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017, interest of $1,046,302, $365,710 and $1,494,275, respectively, was incurred on the Company's bank borrowings.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

14.	Loans (Continued)

Other short term loans:

Other short-term loans as of September 30, 2016, December 31, 2016 and 2017 consisted of the following:

		September 30,	December 31,	December 31,
	Note	2016	2016	2017
Advance from related parties
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$4,205,591	$9,252,127	$11,493,437
– Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000	100,000
– Shareholders	(c)	-	-	2,151,860
		4,305,591	9,352,127	13,745,297
Advances from unrelated third party
– Mr. Guozhu Liang	(d)	14,989	14,399	-
– Mr. Wenwu Yu	(d)	70,424	145,410	155,215
– Mr. Mingzhe Li	(d)	-	796,850	44,269
– Ms. Longqian Peng	(d)	-	215,992	691,669
		85,413	1,172,651	891,153

		$4,391,004	$10,524,778	$14,636,450

(a)

The Company received advances from Tianjin New Energy, a related company under the control of Mr. Xiangqian Li, the Company’s former CEO, which was unsecured, non-interest bearing and repayable on demand. On November 1, 2016, Mr. Xiangqian Li ceased to be a shareholder but remained as a general manager of Tianjin New Energy. As of September 30, 2016, December 31, 2016 and 2017, the payable to Tianjin New Energy of $301,231, $20,384 and nil, respectively, was included in trade accounts and bills payable.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

15.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of September 30, 2016, December 31, 2016 and 2017 consisted of the following:

	September 30,	December 31,	December 31,
	2016	2016	2017
Construction costs payable	$8,994,780	$7,322,941	$1,405,651
Equipment purchase payable	6,062,267	8,229,828	8,241,844
Liquidated damages (note a)	1,210,119	1,210,119	1,210,119
Accrued staff costs	1,171,572	1,532,802	1,804,546
Compensation costs (note 21(ii))	322,672	309,974	116,989
Product warranty (note 17)	182,741	205,404	-
Customer deposits	122,997	62,231	270,923
Other payables and accruals	494,492	509,294	1,158,875
	$18,561,640	$19,382,593	$14,208,947

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

16.	Deferred government grant

Deferred government grants as of September 30, 2016, December 31, 2016 and 2017 consist of the following:

	September 30,	December 31,	December 31,
	2016	2016	2017
Total government grants	$4,928,830	$4,699,261	$4,864,131
Less: Current	(197,645)	(142,400)	(152,003)
	$4,731,185	$4,556,861	$4,712,128

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017.

On October 17, 2014, the Company received a subsidy of RMB46.2 million (approximately $7.1 million) pursuant to an agreement with the Management Committee dated July 2, 2013 for costs of land use rights and to be used to construct the new manufacturing site in Dalian. Part of the facilities had been completed and was operated in July 2015 and the Company has initiated amortization on a straight-line basis over the estimated useful lives of the depreciable facilities constructed thereon.

The Company offset government grants of $201,847, $36,183 and $146,311 for the year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017, respectively, against depreciation expenses of the Dalian facilities.

17.	Product Warranty Provision

The Company maintains a policy of providing after sales support for certain of its new EV and LEV battery products introduced since October 1, 2015 by way of a warranty program. The limited cover covers a period of six to twelve months for battery cells, a period of twelve to twenty seven months for battery modules for light electric vehicles (LEV) such as electric bicycles, and a period of three years to eight years (or 120,000 or 200,000 km if reached sooner) for battery modules for electric vehicles (EV). The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability at least annually and adjusts the amounts as necessary.

18.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes expenses (credit) consisted of:

	September 30,	December 31,	December 31,
	2016	2016	2017
PRC income tax	$769,373	$-	$-
Current	(96,793)	-	-
Deferred	$672,580	$-	$-

United States Tax

CBAK is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump sum.

The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

The Company’s management is still evaluating the effect of the U.S. Tax Reform on CBAK. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

To the extent that portions of CBAK’s U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, Sohu.com Inc. may be able to claim foreign tax credits to offset its U.S. income tax liabilities. If dividends that CBAK receives from its subsidiaries are determined to be from sources outside of the U.S., subject to certain limitations, CBAK will generally not be required to pay U.S. corporate income tax on those dividends. Any liabilities for U.S. corporate income tax will be accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments will be made when required by U.S. law.

No provision for income taxes in the United States has been made as CBAK had no taxable income for the year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017.

Hong Kong Tax

BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the years ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax

The CIT Law in China applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High-New Technology Enterprises. CBAK Power was regarded as a “High-new technology enterprise” pursuant to a certificate jointly issued by the relevant Dalian Government authorities. The certificate was valid for three years commencing from year 2015. Under the preferential tax treatment, CBAK Power was entitled to enjoy a tax rate of 15% for the years from 2015 to 2017 provided that the qualifying conditions as a High-new technology enterprise were met.

(a)	Income taxes in the consolidated statements of comprehensive loss(income)(continued)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	Year ended	Three months ended	Year ended
	September 30,	December 31,	December 31,
	2016	2016	2017
Profit before income taxes	$(11,979,614)	(2,194,397)	$(21,467,341)
United States federal corporate income tax rate	35%	35%	35%
Income tax credit computed at United States statutory corporate income tax rate	(4,192,865)	(768,039)	(7,513,570)
Reconciling items:
Over provision of deferred taxation in prior year	(96,793)	-
Rate differential for PRC earnings	1,015,843	169,700	2,019,848
Non-deductible expenses	125,998	53,326	107,248
Share based payments	511,769	120,778	265,752
Recognition of tax losses previously not recognized			(188,647)
ASC 740-10 uncertain tax position	769,373	-	-
Provisional re-measurement of deferred taxes – TCJ Act			14,572,726
Valuation allowance on deferred tax assets	2,539,255	424,235	(9,263,357)
Income tax expenses	$672,580	-	$-

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2016, December 31, 2016 and 2017 are presented below:

	September 30,	December 31,	December 31,
	2016	2016	2017
Deferred tax assets
Trade accounts receivable	$711,944	$748,949	$1,098,183
Inventories	160,222	254,852	1,772,444
Property, plant and equipment	156,628	373,287	781,227
Provision for product warranty	-	51,351	569,958
Net operating loss carried forward	37,923,110	38,055,264	25,892,299
Valuation allowance	(38,951,904)	(39,483,703)	(30,114,111)
Deferred tax assets, non-current	$-	$-	$-

Deferred tax liabilities, non-current	$-	$-	-

As of December 31, 2017, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years. As of December 31, 2017, the Company’s PRC subsidiaries had net operating loss carry forwards of $16,561,373, which will expire in various years through 2022. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

19.	Share-based Compensation

Restricted Shares

Restricted shares granted on June 30, 2015

On June 12, 2015, the Board of Director approved the CBAK Energy Technology, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) for Employees, Directors and Consultants of the Company and its Affiliates. The maximum aggregate number of Shares that may be issued under the Plan is ten million (10,000,000) Shares.

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

The Company recorded non-cash share-based compensation expense of $264,105 for the year ended December 31, 2017, in respect of the restricted shares granted on June 30, 2015, of which $216,260, $30,621 and $17,224 were allocated to general and administrative expenses, research and development expenses and sales and marketing expenses, respectively.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

As of December 31, 2017, non-vested restricted shares granted on June 30, 2015 are as follows:

Non-vested shares as of October 1, 2016	330,000
Granted	-
Vested	(55,000)
Non-vested shares as of December 31, 2016	275,000
Granted	-
Vested	(220,000)
Non-vested shares as of December 31, 2017	55,000

As of December 31, 2017, there was unrecognized stock-based compensation of $17,160 associated with the above restricted shares. As of December 31, 2017, 220,000 vested shares were to be issued.

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

The Company recorded non-cash share-based compensation expense of $495,187 for the year ended December 31. 2017, in respect of the restricted shares granted on April 19, 2016 of which $375,352, $64,374, $30,702 and $24,759 were allocated to general and administrative expenses, research and development expenses, sales and marketing expenses and cost of revenues, respectively.

As of December 31, 2017, non-vested restricted shares granted on April 19, 2016 are as follows:

Non-vested shares as of October 1, 2016	492,000
Granted	-
Vested	(56,500)
Forfeited	(2,000)
Non-vested shares as of December 31, 2016	433,500
Granted	-
Vested	(166,000)
Forfeited	(12,000)
Non-vested shares as of December 31, 2017	255,500

As of December 31, 2017, there was unrecognized stock-based compensation of $240,661 associated with the above restricted shares. As of December 31, 2017, 58,165 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017.

20.	Loss Per Share

The following is the calculation of loss per share:

	Year ended	Three months ended	Year ended
	September 30, 2016	December 31, 2016	December 31, 2017
Net loss	$(12,652,194)	$(2,194,397)	$(21,467,341)

Weighted average shares used in basic and diluted computation (note)	17,786,374	19,745,873	23,237,205

Loss per share – basic and diluted	$(0.71)	$(0.11)	$(0.92)

Note:

Including 55,000, 83,335 and 278,165 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017, respectively.

For the year ended September 30, 2016, 822,000 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

For the three months ended December 31, 2016, 708,500 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

For the year ended December 31, 2017, 310,500 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation

21.	Fair Value of Financial Instruments

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

22.	Commitments and Contingencies

(i)	Capital Commitments

As of September 30, 2016, December 31, 2016 and 2017, the Company had the following contracted capital commitments:

	September 30,	December 31,	December 31,
	2016	2016	2017
For construction of buildings	$3,302,524	$2,225,978	$2,053,489
For purchases of equipment	469,542	451,063	-
Capital injection to CBAK Power and CBAK Trading Note	9,895,996	9,895,996	400,000
	$13,668,062	$12,573,037	$2,453,489

Note:

Initially, BAK Asia was required to pay the remaining capital within two years, of the date of issuance of the subsidiary’s business license according to PRC registration capital management rules. According to the revised PRC Companies Law which became effective on March 2014, the time requirement of the registered capital contribution has been abolished. As such, BAK Asia has its discretion to consider the timing of the registered capital contributions. On April and May 2017, CBAK Power received $9,495,974 injected from BAK Asia.

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,263,722 (RMB 8,430,792), including construction costs of $0.9 million (RMB6.3 million, which the Company already accrued for at June 30, 2016), interest of $30,689 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,263,722 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, the Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian”) challenging the lower court’s judgement rendered on June 30, 2017. On November 17, 2017, the Court of Dalian rescind the original judgement and remand the case to the Court of Zhuanghe for retrial.

In late February 2018, CBAK Power received a notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the failure to perform pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($36,239), including construction costs of RMB238,735($35,321) and interest of RMB6,207 ($918), the Company has accrued for these amounts as of December 31, 2017.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858, including goods amount of RMB17,428,000 ($2,678,758) and interest of RMB851,858 ($126,03). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 and the interest until the goods amount was paid off, and a litigation fee of RMB131,480. The trial went into effect in February 2018 and is currently in the execution phase. As of September 30, 2016, December 31, 2016 and 2017, the Company had made a full provision against the receivable from Anyuan Bus of RMB 17,428,000 ($2,678,758).

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

23.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017 as follows:

	Year ended			Three months ended			Year ended
	September 30, 2016			December 31, 2016			December 31, 2017
Customer A	$3,574,273	34.47%	$	*	*	$	*	*
Customer B	2,442,816	23.56%		*	*		*	*
Customer C (Tianjin New Energy)	*	*		2,352,577	67.21%		*	*
Customer D	*	*		559,646	15.99%		12,869,446	22.05%
Customer E	*	*		*	*		29,837,878	38.15%

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable as of September 30, 2016, December 31, 2016 and 2017 as follows:

	September 30, 2016		December 31, 2016			December 31, 2017
Customer A	$1,529,703	64.21%	$1,286,206	52.11%	$	*	*
Customer D	*	*	857,180	34.73%		*	*
Customer E	*	*	*	*		23,835,201	62.08%
Customer F	*	*	*	*		4,855,518	12.65%
Customer G	*	*	*	*		4,664,285	12.15%

For the years ended September 30, 2016, three months ended December 31, 2016 and December 31, 2017, the Company recorded the following transactions:

	September 30, 2016	December 31, 2016	December 31, 2017
Purchase of inventories from
BAK Tianjin	$2,743,618	$-	$126,567
Shenzhen BAK	5,565,461	1,547,424	27,903,206

Sales of finished goods to
BAK Tianjin	636,331	7,296	141,117
Shenzhen BAK	102,322	30,601	61,961
Tianjin BAK New Energy (Note 14)	-	2,352,577	-
Zhengzhou BAK Battery Co., Ltd*	576	2,693	29,867

Sales of raw materials to
Shenzhen BAK	$836,425	$-	$-

*Mr. Xiangqian Li, the former CEO, is a director of this company.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of September 30, 2016, December 31, 2016 and 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

24.	Segment Information

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

After the disposal of BAK International, the Company focused on producing high-power lithium battery cells. Net revenues from continuing operations for the year ended September 30, 2016, three months ended December 31, 2016 and year ended December 31, 2017 were as follows:

Net revenues by product:

	Year ended	Three months ended	Year ended
	September 30, 2016	December 31, 2016	December 31, 2017
High power lithium batteries used in:
Electric vehicles	$6,488,149	$687,182	$55,007,370
Light electric vehicles	553,390	208,531	495,769
Uninterruptable supplies	3,327,905	2,604,803	2,872,260
Total	$10,369,444	$3,500,516	$58,375,399

Net revenues by geographic area:

	Year ended	Three months ended	Year ended
	September 30, 2016	December 31, 2016	December 31, 2017
Mainland China	$9,017,227	$3,215,912	57,425,420
Europe	456,795	120,916	294,322
PRC Taiwan	412,963	-	221,777
Israel	224,211	108,995	363,845
Korea	258,248	-	-
Others	-	54,693	70,035
Total	$10,369,444	$3,500,516	$58,375,399

Substantially all of the Company’s long-lived assets are located in the PRC.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

25.	CBAK Energy Technology, Inc. (Parent Company)

Under PRC regulations, subsidiaries in PRC (“the PRC subsidiaries”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, the PRC subsidiaries are required to set aside at least 10% of their after tax net profits each year, if any, to fund the statutory general reserve until the balance of the reserves reaches 50% of their registered capital. The statutory general reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of September 30, 2016, December 31, 2016 and December 31, 2017 additional transfers of $14,019,489 were required for CBAK Power and CBAK Trading before the statutory general reserve reached 50% of the registered capital of the PRC subsidiaries. As of September 30, 2016, December 31, 2016 and December 31, 2017 there was $1,230,511 appropriation from retained earnings and set aside for statutory general reserves by the PRC subsidiaries. CBAK Trading did not have after tax net profits since its incorporation and therefore no appropriation was made to fund its statutory general reserve as of September 30, 2016, December 31, 2016 and December 31, 2017. CBAK Power had after tax loss of $10,790,255, $1,748,512 and $20,035,942 for the year ended September 30, 2016, transition period for the three months ended December 31, 2016 and year ended December 31, 2017, respectively.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

25.	CBAK Energy Technology, Inc. (Parent Company)(continued)

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CBAK ENERGY TECHNOLOGY, INC.
PARENT COMPANY STATEMENTS OF OPERATIONS
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(Unaudited)

	Year ended	Three months	Year ended
	September 30,	December 31,	December 31,
	2016	2016	2017
REVENUE, net	$-	$-	$-

OPERATING EXPENSES:
Salaries and consulting expenses	(1,565,530)	(410,239)	(966,592)
General and administrative	(439,009)	(87,185)	(302,861)

Total operating expenses	(2,004,539)	(497,424)	(1,269,453)

LOSS FROM OPERATIONS	(2,004,539)	(497,424)	(1,269,453)

OTHER INCOME:	182,708	-	-

LOSS ATTRIBUTABLE TO PARENT COMPANY	(1,821,831)	(497,424)	(1,269,453)

EQUITY IN LOSS OF SUBSIDIARIES	(10,830,363)	(1,696,973)	(20,197,888)

NETLOSS ATTRIBUTABLE TO SHAREHOLDERS	$(12,652,194)	$(2,194,397)	$(21,467,341)

CBAK ENERGY TECHNOLOGY, INC.
PARENT COMPANY BALANCE SHEETS
As of September 30, 2016, December 31, 2016 and 2017
(Unaudited)

	September 30,	December 31,	December 31,
	2016	2016	2017
ASSETS

CURRENT ASSETS:
Other receivables	$-	$-	$-
Total current assets	-	-	-

Interests in subsidiaries	16,684,482	14,253,463	3,744,185
Total assets	16,684,482	$14,253,463	$3,744,185

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other payables	$1,594,486	$1,575,894	$1,548,209
Total current liabilities	1,594,486	1,575,894	1,548,209

SHAREHOLDERS' EQUITY	15,089,996	12,677,569	2,195,976
Total liabilities and shareholders' equity	$16,684,482	$14,253,463	$3,744,185

CBAK Energy Technology, Inc. and subsidiaries
Notes to the consolidated financial statements
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(In US$ except for number of shares)

25.	CBAK Energy Technology, Inc. (Parent Company)(continued)

CBAK ENERGY TECHNOLOGY, INC.
PARENT COMPANY STATEMENTS OF CASH FLOWS
For the years ended September 30, 2016 and December 31, 2017, and the three months ended December 31, 2016
(Unaudited)

	Year ended	Three months	Year ended
	September 30,	ended December	December
	2016	31, 2016	31,2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,652,194)	$(2,194,397)	(21,467,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of subsidiaries	10,830,363	1,696,973	20,197,888
Share based compensation	1,462,197	345,079	759,292
Change in operating assets and liabilities
Accrued expenses and other payable	(15,697)	(18,592)	(27,685)
Net cash used in operating activities	(375,331)	(170,937)	(537,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest in subsidiaries	(5,141,269)	170,937	(9,067,432)
Net cash provided by (used in) investing activities	(5,141,269)	170,937	(9,067,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,516,600	-	9,605,278
Net cash provided by financing activities	5,516,600	-	9,605,278

CHANGE IN CASH	-	-	-

CASH, beginning of year	-	-	-

CASH, end of year	$-	$-	-

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2017 were not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

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

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

–	Mr. Wenwu Wang was appointed by the Board of Directors of the Company as the Chief Financial Officer on August 21, 2017.

–	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2017, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Yunfei Li	51	Chairman of the Board and Chief Executive Officer
J. Simon Xue	63	Director
Martha C. Agee	62	Director
Jianjun He	45	Director
Guosheng Wang	45	Director
Wenwu Wang	36	Chief Financial Officer

Yunfei Li has served as the chairman of our board, our president and chief executive officer since March 1, 2016. Mr. Li has more than 20 years management experience in industries of real estate development, battery and new energy. Since May 2014, he has been Vice President of the Company’s subsidiary, CBAK Power in charge of the company’s construction of manufacturing facilities, government relationship and development of new customers. From May 2010 to May 2014, Mr. Li held management positions of various new energy development and real estate development companies in China. Prior to that, he was Director of Construction Department, Director of Comprehensive Management Department and Assistant to President of Shenzhen BAK Battery Co., Ltd., a former subsidiary of the Company, from March 2003 to May 2010. Mr. Li holds a Bachelor’s degree in Civil Engineering from Liao Yuan Vocational Technical College.

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

Guosheng Wang has served as our director since August 1, 2014. Since June 2014, Mr. Wang has been in charge of the construction of facilities of the Company’s subsidiary, CBAK Power and the relocation of assets and equipment of BAK International (Tianjin) Limited (“BAK Tianjin”) to CBAK Power. Prior to that, Mr. Wang served as vice president of operations of BAK Tianjin since May 2013, where he was managing the Quality Department, Purchase Department, Equipment Department and HR Department. From May 2010 to May 2013, Mr. Wang served as manager of Equipment Department of BAK Tianjin. From March 2008 to May 2010, he served as Director of No. 1 Manufacture Department of BAK Tianjin. Mr. Wang began his career working as an engineer at Harbin Railway Transportation Equipment Co., Ltd in 1994. Mr. Wang obtained his bachelor’s degree in mechanical manufacturing engineering and equipment from Lanzhou Jiaotong University in July 1994.

Wenwu Wang has served as our Chief Financial Officer since August 21, 2017. He served as our Interim Chief Financial Officer since August 28, 2014. He served as the financial controller of CBAK Power since April 2014, and served as the vice financial manager of Shenzhen BAK from August 2013 to June 2014. Mr. Wang has been our consolidation and financial reporting manager since September 2012. From November 2010 to September 2012, he served as the financial manager of BAK India. From October 2008 to November 2010, Mr. Wang was account receivable supervisor of Shenzhen BAK and consolidation and financial reporting assistant of the Company. Mr. Wang received a bachelor’s degree in Accounting from Southwest University in China.

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

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. A copy of the Code of Business Conduct and Ethics has been filed as Exhibit 14.1 to our Quarterly Report on Form 10-Q filed on August 22, 2006 and is hereby incorporated by reference into this annual report. The Code of Business Conduct and Ethics is also available on our website at www.cbak.com.cn. During the fiscal year ended December 31, 2017, there were no amendments to or waivers of our Code of Business Ethics and Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on our Internet website at www.cbak.com.cn or via a current report on Form 8-K.

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

			Stock
			Awards	Option
Name and Principal Position	Period	Salary ($)(1)	($)(2)	Awards ($)	Total ($)
Yunfei Li, President, Chief	Year ended December 31, 2017	119,749	166,400		286,149
Executive Officer	Three months ended December 31, 2016	30,000	75,100		105,100
	Year ended September 30, 2016	92,044	24,300		116,344
Wenwu Wang, Chief Financial Officer	Year ended December 31, 2017	53,931	71,867		125,798
	Three months ended December 31, 2016	11,688	22,433		34,121
	Year ended September 30, 2016	48,531	54,000		102,531

(1) The amounts reported in this table have been converted from RMB to U.S. dollars based on the average conversion rate between the U.S. dollar and RMB for the applicable fiscal year, or $1.00 to RMB 6.7591 (fiscal year 2017 exchange rate), $1.00 to RMB6.5325 (fiscal year 2016 exchange rate).

(2) The stock awards consisted of: 1) restrict shares granted on June 30, 2015, which are vested and exercisable in twelve equal quarterly installment with the first vesting date of June 30, 2015 and with a fair value of $3.24, and 2) restrict shares granted on April 19, 2016 with a fair value of $2.68 per share, which are vested and exercisable under three types of vesting schedules. First, if the number of restricted shares granted is below 3,000, the shares will vest annually in 2 equal installments over a two year period with the first vesting on June 30, 2017. Second, if the number of restricted shares granted is larger than or equal to 3,000 and is below 10,000, the shares will vest annually in 3 equal installments over a three year period with the first vesting on June 30, 2017. Third, if the number of restricted shares granted is above or equal to 10,000, the shares will vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

Summary of Employment Agreements

The base salary shown in the Summary Compensation Table is described in each named executive officer’s respective employment agreement. The material terms of those employment agreements are summarized below.

We entered into employment agreements with three-year initial terms with our named executive officers with standard employment agreements. We entered into the employment agreements with Mr. Yunfei Li and Mr. Wenwu Wang on March 1, 2016 and September 30, 2014, respectively. On July 1, 2017, we entered into a new agreement with Mr. Wenwu Wang for another three-year terms from July 1, 2017 to June 30, 2020. Each of our standard employment agreements is automatically extended by a year at the expiration of the initial term and at the expiration of every one-year extension, until terminated in accordance with the termination provisions of the agreements, which are described below.

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

•	approach our clients, customers or contacts or other persons or entities, and not to interfere with the business relationship between us and such persons and/or entities;
•	assume employment with or provide services as a director for any of our competitors, or engage in any business which is in direct or indirect competition with our business; or
•	solicit the services of any of our employees.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table sets forth the equity awards outstanding at December 31, 2017 for each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
			Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Yunfei Li						-	-	77,500*	209,125
Wenwu Wang, Chief Financial Officer						-	-	14,166*	40,340

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
* On June 30, 2015, Mr. Wang was granted 50,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Equity Incentive Plan of the Company (the “2015 Plan”). The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015. On April 19, 2016, pursuant to the 2015 Plan, the Company granted Mr. Wang an aggregate of 20,000 restricted shares of the Company’s common stock. The restricted shares vest semi-annually in 6 equal installments over a three year period with the first vesting on December 31, 2016.

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

The following table sets forth the total compensation earned by our non-employee directors during our fiscal year ended December 31, 2017:

	Fees Earned or	Stock
Name	Paid in Cash ($)	Awards($)	Total ($)
J. Simon Xue	20,000	26,800	46,800
Martha C. Agee	20,000	32,500	52,500
Jianjun He	20,000	32,500	52,500

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

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on April 13, 2018 (the “Reference Date”) for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group:

Names of Management and Names of Certain Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (1)
	Number (2)	Percent (3)
Yunfei Li(7)	3,806,018	14.51%

J. Simon Xue (8)	10,000	*

Martha C. Agee (4)	17,500	*

Jianjun He (4)	17,500	*

Guosheng Wang (5)	31,667	*

Wenwu Wang (6)	35,834	*

All executive officers and directors as a group (6 persons)	3,918,519	14.94%

*	Denotes less than 1% of the outstanding shares of Common Stock.

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

(3)

A total of 26,231,817 shares of Common Stock are considered to be outstanding on the Reference Date. For each beneficial owner above, any Presently Exercisable securities of such beneficial owner have been included in the denominator, pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

(7)

On June 30, 2015, Mr. Yunfei Li was granted 30,000 restricted shares of the Company’s common stock, par value $0.001, under the 2015 Plan. The restricted shares vest over a three year period in 12 equal quarterly installments with the first vesting date on June 30, 2015.On April 19, 2016, pursuant to the 2015 Plan, the Company granted Mr. Li an aggregate of 150,000 restricted shares of the Company’s common stock. The restricted shares vest semi- annually in 6 equal installments over a three year period with the first vesting on December 31, 2016. On February 17, 2017, we signed a letter of understanding with each of eight individual investors, including our CEO, Mr. Yunfei Li, whereby these shareholders agreed in principle to subscribe for new shares of our common stock totaling $10 million. The issue price will be determined with reference to the market price prior to the issuance of new shares. In January 2017, the shareholders paid us a total of $2.1 million as refundable deposits, among which, Mr. Yunfei Li agreed to subscribe new shares totaling $1.12 million and pay a refundable deposit of $0.2 million. In April and May 2017, we received cash of $9.6 million from these shareholders. On May 31, 2017, we entered into a securities purchase agreement with these investors, pursuant to which we agreed to issue an aggregate of 6,403,518 shares of common stock, par value $0.001 per share to these investors, at a purchase price of $1.50 per share, for an aggregate price of $9.6 million, including 746,018 shares were issued to Mr. Yunfei Li, our CEO. On June 22, 2017, we issued the shares to the investors.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Option Plan and Compensation Plan for Non-Employee Directors

The following table sets forth certain information about the securities authorized for issuance under our Stock Option Plan and our Compensation Plan for Non-Employee Directors as of December 31, 2017. Options exercisable for all of the securities shown in column (a) below were granted under our Stock Option Plan.

Number of securities
	Number of securities	Weighted-average	remaining available for future
	to be issued upon	exercise price of	issuance under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities reflected
	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	222,401(1)

Equity compensation plans not approved by security holders		-	-

Total	-	-	222,401(1)

*All information in and below this table gives retroactive effect to our one-for-five reverse stock split effected on October 26, 2012.

(1) Includes 86,500 shares of restricted stock that were available for future issuance under our Compensation Plan for Non-Employee Directors and 135,901 shares of restricted stock that were available for future issuance under our Stock Option Plan, as of December 31, 2017.

2015 Equity Incentive Plan

The following table sets forth certain information about the securities authorized for issuance under our 2015 Plan as of December 31, 2017. Options exercisable for all of the securities shown in column (a) below were granted under our 2015 Plan.

Number of securities
	Number of securities	Weighted-average	remaining available for future
	to be issued upon	exercise price of	issuance under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities reflected
	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	475,505	$2.94	8,854,500(1)

Equity compensation plans not approved by security holders	-

Total	475,505	$2.94	8,854,500(1)

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

As of December 31, 2017, 556,825 vested shares were issued, and 588,675 shares were to be issued upon vesting. Under the 2015 Plan, 8,854,500 shares are available for future issuance.

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

For the year ended September 30, 2016, three months ended December 31, 2016 and the year ended December 31, 2017, we purchased inventories of (i) $2.7 million, nil and $0.1 million from BAK Tianjin, respectively; and (ii) $5.6 million, $1.5 million and $27.7 million from Shenzhen BAK, respectively.

For the year ended September 30, 2016, three months ended December 31, 2016 and the year ended December 31, 2017, we generated revenue of

•	$636,331, $7,296 and $141,117 from BAK Tianjin, respectively;
•	$102,322, $30,601 and $61,961 from Shenzhen BAK, respectively;
•

nil, $2,352,577 and nil from Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”), respectively. On November 1, 2016, Xiangqian Li, our former CEO, ceased to be a shareholder but remained as a general manager of Tianjin New Energy

•	$576, $2,693 and $29,867, respectively from Zhengzhou BAK Battery Co., Ltd. Mr. Xiangqian Li, our former CEO, is director of this company; and
•	$836,425, nil and nil from sale of raw materials to Shenzhen BAK, respectively.

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

Independent Registered Public Accounting Firm’s Fees and Services

Audit Fees

Centurion has billed us $50,000, $50,751 and $113,598 for the fiscal year ended September 30, 2016, three months ended December 31, 2016 and fiscal year ended December 31, 2017, respectively, for professional services rendered for the audit of our annual financial statements, including reviews of the interim financial statements included in our quarterly reports on Form 10-Q and assistance with the Securities Act filings.

Audit-Related Fees

We did not engage our principal accountants to provide assurance or related services during the last two fiscal years and three months transition period.

Tax Fees

We did not engage our principal accountants to provide tax compliance, tax advice or tax planning services during the last two fiscal years and three months transition period.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years and three months transition period, other than as reported above.

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

Exhibit List

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

•	Report of Centurion ZD CPA Limited, Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2017, 2016 and September 30, 2016
•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017 and September 30, 2016 and for the three months ended December 31, 2016
•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and September 30, 2016 and for the three months ended December 31, 2016
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and September 30, 2016 and for the three months ended December 31, 2016
•	Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description

2.1	Articles of Merger (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8- K filed on January 17, 2017)

3.1	Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 8, 2006)

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on December 19, 2007)

3.3	Certificate of Change Pursuant to NRS 78.209 filed by the Company on October 22, 2012 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on October 26, 2012)

3.4

Certificate of Amendment to Articles of Incorporation filed by the Company on June 23, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 26, 2015)

4.1	CBAK Energy Technology, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)

Exhibit No.	Description

4.2	Amendment No. 1 to the CBAK Energy Technology, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008)

4.3	Amendment No. 2 to the CBAK Energy Technology, Inc. Stock Option Plan (incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015)

4.4	CBAK Energy Technology, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix D to the registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015).

10.1	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 5, 2015)

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2011)

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

10.5

Corporate Guarantee, dated January 14, 2014, by and between CBAK Energy Technology, Inc. and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed on January 14, 2014).

10.6

Share Mortgage, dated January 14, 2014, by and among CBAK Energy Technology, Inc., BAK International and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed on January 14, 2014).

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

10.9

Corporate Guarantee, dated March 10, 2014, by and between CBAK Energy Technology, Inc. and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 14, 2014).

10.10

Further Share Mortgage, dated March 10, 2014, by and among CBAK Energy Technology, Inc., BAK International, Shenzhen BAK and Mr. Jinghui Wang (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on March 14, 2014).

10.11	Summary of Intellectual Property Rights License Agreement entered into by and among Shenzhen BAK Battery Co., Ltd. (the “Licensor”), CBAK Energy Technology, Inc. (the “Licensee 1”) and Dalian BAK Power Battery Co., Ltd (the “Licensee 2”), dated August 25, 2014 (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed on January 13, 2015).

Exhibit No.	Description

10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 1, 2017)

10.13

English Translation of Termination Agreement of Intellectual Property License by and among CBAK Energy Technology, Inc., Dalian CBAK Power Battery Co., Ltd and Shenzhen BAK Battery Co., Ltd, dated March 21, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 23, 2017)

14.1	Code of Business Conduct and Ethics of the registrant (incorporated by reference to Exhibit 14.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 22, 2006)

21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed on January 13, 2015).

23.1	Consent of Centurion ZD CPA Limited

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Deed of Waiver and Release, dated July 4, 2014, by and among, Shenzhen BAK, the Company, BAK International and Mr. Wang (incorporated by reference to Exhibit 99.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 19, 2014).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2018

CBAK ENERGY TECHNOLOGY, INC.

	By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

	By:	/s/ Wenwu Wang
Wenwu Wang
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunfei Li	Chairman and Chief Executive Officer	April 17, 2018
Yunfei Li	(Principal Executive Officer)

/s/ Wenwu Wang	Chief Financial Officer	April 17, 2018
Wenwu Wang	(Principal Financial and Accounting Officer)

/s/ Guosheng Wang	Director	April 17, 2018
Guosheng Wang

/s/ J. Simon Xue	Director	April 17, 2018
J. Simon Xue

/s/ Martha C. Agee	Director	April 17, 2018
Martha C. Agee

/s/ Jianjun He	Director	April 17, 2018
Jianjun He