Form 10-Q
period 2018-03-31
CBAK Energy Technology, Inc.
filed 2018-05-21
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 17, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,231,817

CBAK ENERGY TECHNOLOGY, INC.

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2018

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of December 31, 2017 and March 31, 2018
(Unaudited)
(In US$ except for number of shares)

		December 31,	March 31,
	Note	2017	2018
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$1,644,535	$1,253,641
Pledged deposits	2	9,104,178	10,477,507
Trade accounts and bills receivable, net	3	57,518,612	44,312,579
Inventories	4	9,832,405	11,605,408
Prepayments and other receivables	5	6,971,810	7,157,606
Prepaid land use rights, current portion	9	172,700	179,049

Total current assets		85,244,240	74,985,790

Property, plant and equipment, net	7	34,965,510	35,840,227
Construction in progress	8	25,029,290	29,840,338
Prepaid land use rights, non-current	9	7,872,235	8,116,882
Intangible assets, net	10	20,049	20,078

Total assets		$153,131,324	$148,803,315

Liabilities
Current liabilities
Trade accounts and bills payable	11	$65,616,543	$60,290,058
Other short-term loans	12	14,636,450	17,848,019
Accrued expenses and other payables	13	14,208,947	14,102,123
Payables to former subsidiaries, net	6	22,302,721	21,321,988
Deferred government grants, current	14	152,003	157,591

Total current liabilities		116,916,664	113,719,779

Long-term bank loans	12	19,489,702	20,206,205
Deferred government grants, non-current	14	4,712,128	4,845,963
Product warranty provision	15	2,279,831	2,369,827
Long term tax payable	16	7,537,273	7,814,367

Total liabilities		150,935,598	148,956,141

Commitments and contingencies	20

Shareholders' equity (deficit)
Common stock $0.001 par value; 500,000,000 authorized ; 26,367,523 issued and 26,223,317 outstanding as of December 31, 2017, 26,376,023 issued and 26,231,817 outstanding as of March 31, 2018		26,368	26,377
Donated shares		14,101,689	14,101,689
Additional paid-in capital		155,711,014	155,794,578
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(163,466,713)	(166,034,546)
Accumulated other comprehensive loss		(1,340,533)	(1,204,825)
		6,262,336	3,913,784
Less: Treasury shares		(4,066,610)	(4,066,610)

Total shareholders' equity (deficit)		2,195,726	(152,826)

Total liabilities and shareholder's equity		$153,131,324	$148,803,315

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive income (loss)
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

		Three months ended March 31,
	Note	2017	2018
Net revenues	22	$3,716,144	$3,312,797
Cost of revenues		(4,133,321)	(3,659,943)
Gross loss		(417,177)	(347,146)
Operating expenses:
Research and development expenses		(430,344)	(817,090)
Sales and marketing expenses		(234,880)	(204,586)
General and administrative expenses		(975,371)	(1,131,294)
(Provision for) Recovery of doubtful accounts	3	(9,105)	86,653
Total operating expenses		(1,649,700)	(2,066,317)
Operating loss		(2,066,877)	(2,413,463)
Finance expenses, net		(2,728)	(170,089)
Other income, net		1,389	15,719
Loss before income tax		(2,068,216)	(2,567,833)
Income tax expense	16	-	-
Net loss		$(2,068,216)	$(2,567,833)
Other comprehensive income (loss)
– Foreign currency translation adjustment		(19,646)	135,708
Comprehensive loss		$(2,087,862)	$(2,432,125)

Loss per share	18
– Basic and diluted		$(0.10)	$(0.10)

Weighted average number of shares of common stock:	18
– Basic and diluted		19,856,778	26,502,086

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

							Accumulated
	Common stock issued			Additional			other	Treasury shares		Total
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Number		shareholders’
	of shares	Amount	shares	capital	reserves	deficit	loss	of shares	Amount	equity (deficit)
Balance as of January 1, 2017	19,744,675	$19,745	$14,101,689	$145,353,067	$1,230,511	$(141,999,372)	$(1,961,461)	(144,206)	$(4,066,610)	$12,677,569
Net loss	-	-	-	-	-	(2,068,216)	-	-	-	(2,068,216)
Share-based compensation for employee and director stock awards	-	-	-	252,488	-	-	-	-	-	252,488
Common stock issued to employees and directors for stock awards	111,499	112	-	(112)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(19,646)	-	-	(19,646)

Balance as of March 31, 2017	19,856,174	$19,857	$14,101,689	$145,605,443	$1,230,511	$(144,067,588)	$(1,981,107)	(144,206)	$(4,066,610)	$10,842,195

Balance as of January 1, 2018	26,367,523	$26,368	$14,101,689	$155,711,014	$1,230,511	$(163,466,713)	$(1,340,533)	(144,206)	$(4,066,610)	$2,195,726

Net loss	-	-	-	-	-	(2,567,833)	-	-	-	(2,567,833)
Share-based compensation for employee and director stock awards	-	-	-	83,573	-	-	-	-	-	83,573
Common stock issued to employees and directors for stock awards	8,500	9	-	(9)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	135,708	-	-	135,708

Balance as of March 31, 2018	26,376,023	$26,377	$14,101,689	$155,794,578	$1,230,511	$(166,034,546)	$(1,204,825)	(144,206)	$(4,066,610)	$(152,826)

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Condensed Consolidated statements of cash flows
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

	Three months ended March 31,
	2017	2018
Cash flows from operating activities
Net loss	$(2,068,216)	$(2,567,833)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	297,406	538,204
Provision for doubtful debts	9,105	(86,653)
Write-down of inventories	150,156	1,199
Share-based compensation	252,488	83,573
Exchange (gain) loss	(142,343)	6,805
Changes in operating assets and liabilities:
Trade accounts and bills receivable	(3,510,465)	15,205,781
Inventories	(227,766)	(1,394,118)
Prepayments and other receivables	(412,770)	246,784
Trade accounts and bills payable	(987,292)	(7,814,190)
Accrued expenses and other payables	123,459	(60,011)
Income taxes payable	(607,755)	-
Trade receivable from and payables to former subsidiaries	2,805,278	(1,750,618)
Net cash (used in) provided by operating activities	(4,318,715)	2,408,923

Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(1,213,300)	(4,463,598)
Net cash used in investing activities	(1,213,300)	(4,463,598)

Cash flows from financing activities
Advances from investors	2,032,373	-
Borrowings from related parties	1,869,782	2,641,957
Borrowings from unrelated parties	1,524,280	-
Net cash provided by financing activities	5,426,435	2,641,957

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	38,102	395,153
Net (decrease) increase in cash and cash equivalents, and restricted cash	(67,478)	982,435
Cash and cash equivalents, and restricted cash at the beginning of period	4,686,857	10,748,713
Cash and cash equivalents, and restricted cash at the end of period	$4,619,379	$11,731,148

Non-cash transactions:
Transfer of construction in progress to property, plant and equipment	$1,560,897	$126,886
Cash paid during the period for:
Income taxes	$607,755	$-
Interest, net of amounts capitalized	$-	$176,443

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization

Principal Activities

CBAK Energy Technology, Inc. (“CBAK” or the "Company") is a corporation formed in the State of Nevada on October 4, 1999 as Medina Copy, Inc. The Company changed its name to Medina Coffee, Inc. on October 6, 1999 and subsequently changed its name to China BAK Battery, Inc. on February 14, 2005. CBAK and its subsidiaries (hereinafter, collectively referred to as the “Company”) are principally engaged in the manufacture, commercialization and distribution of a wide variety of standard and customized lithium ion (known as "Li-ion" or "Li-ion cell") high power rechargeable batteries. Prior to the disposal of BAK International Limited (“BAK International”) and its subsidiaries (see below), the batteries produced by the Company were for use in cellular telephones, as well as various other portable electronic applications, including high-power handset telephones, laptop computers, power tools, digital cameras, video camcorders, MP3 players, electric bicycles, hybrid/electric vehicles, and general industrial applications. After the disposal of BAK International and its subsidiaries on June 30, 2014, the Company will focus on the manufacture, commercialization and distribution of high power lithium ion rechargeable batteries for use in cordless power tools, light electric vehicles, hybrid electric vehicles, electric cars, electric busses, uninterruptable power supplies and other high power applications.

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
For the three months ended March 31, 2017 and 2018
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
For the three months ended March 31, 2017 and 2018
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

Pursuant to the Li Settlement Agreement, the 2008 Settlement Agreements and upon the release of the 217,955 escrow shares relating to the fiscal year 2006 performance threshold to the relevant investors, neither Mr. Li or the Company have any obligations to the investors who participated in the Company’s January 2005 private placement relating to the escrow shares. As of March 31, 2018, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On August 14, 2013, Dalian BAK Trading Co., Ltd was established as a wholly owned subsidiary of China BAK Asia Holding Limited (“BAK Asia”) with a registered capital of $500,000 (Note 19(i)). Pursuant to CBAK Trading’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Trading on or before August 14, 2015. On March 7, 2017, the name of Dalian BAK Trading Co., Ltd was changed to Dalian CBAK Trading Co., Ltd (“CBAK Trading”). Up to the date of this report, the Company has contributed $100,000 to CBAK Trading in cash.

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

These condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of December 31, 2017, which was derived from the Company’s audited financial statements, and (b) the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2017.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Battery”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of December 31, 2017 and March 31, 2018, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; and iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC.

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

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of March 31, 2018, Mr. Yunfei Li held 3,806,018 shares or 14.51% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of December 31, 2017 and March 31, 2018. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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
For the three months ended March 31, 2017 and 2018
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

At March 31, 2018, the Company had aggregate interest-bearing bank loans of approximately $20.2 million, due in 2019, in addition to approximately $113.7 million of other current liabilities.

As of March 31, 2018, the Company had unutilized committed banking facilities of $6.2 million.

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

Revenue Recognition

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Revenue Recognition (continued)

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the categories: discounts and returns. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to the Company’s customer.

Recently Issued Accounting Standards

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017, on a retrospective transition method to each period presented. The Company has adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the presentation of its unaudited consolidated statements of cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. The Company has adopted the guidance retrospectively to each period presented. The adoption of this standard does not have a material impact on our consolidated financial statements, but resulted in restricted cash being included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows.

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
For the three months ended March 31, 2017 and 2018
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

2.	Pledged deposits

Pledged deposits as of December 31, 2017 and March 31, 2018 consisted of the following:

	December 31,	March 31,
	2017	2018
Pledged deposits with bank for:
Bills payable	$123,116	$1,166,272
Letters of credit	7,685,213	7,967,747
Others*	1,295,849	1,343,488
	$9,104,178	$10,477,507

*

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,343,488 (RMB 8,430,792), including construction costs of $1.0 million (RMB6.3 million), interest of $32,626 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze CBAK Power’s bank deposits totaling $1,343,488 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2017 and March 31, 2018 consisted of the following:

	December 31,	March 31,
	2017	2018
Trade accounts receivable	$42,095,211	$36,767,530
Less: Allowance for doubtful accounts	(3,700,922)	(3,749,172)
	38,394,289	33,018,358
Bills receivable	19,124,323	11,294,221
	$57,518,612	$44,312,579

An analysis of the allowance for doubtful accounts is as follows:

	March 31,	March 31,
	2017	2018
Balance at beginning of period	$2,761,144	$3,700,922
Provision for the period	38,706	11,199
Reversal – recoveries by cash	(29,601)	(97,852)
Charged to consolidated statements of operations and comprehensive (loss) income	9,105	(86,653)
Foreign exchange adjustment	22,446	134,903
Balance at end of period	$2,792,695	$3,749,172

4.	Inventories

Inventories as of December 31, 2017 and March 31, 2018 consisted of the following:

	December 31,	March 31,
	2017	2018
Raw materials	$1,814,704	$2,547,462
Work in progress	2,188,193	2,453,321
Finished goods	5,829,508	6,604,625
	$9,832,405	$11,605,408

During the three months ended March 31, 2017 and 2018, write-downs of obsolete inventories to lower of cost or market of $150,156 and $1,199, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2017 and March 31, 2018 consisted of the following:

	December 31,	March 31,
	2017	2018
Value added tax recoverable	$5,963,506	$6,464,622
Prepayments to suppliers	706,488	358,827
Deposits	25,922	4,955
Staff advances	59,942	134,012
Prepaid operating expenses	185,690	141,800
Others	37,262	60,390
	6,978,810	7,164,606
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$6,971,810	$7,157,606

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

6.	Payables to Former Subsidiaries

Payable to former subsidiaries as of December 31, 2017 and March 31, 2018 consisted of the following:

	December 31,	March 31,
	2017	2018
BAK Tianjin	$282,682	$285,443
BAK Shenzhen	22,020,039	21,036,545
	$22,302,721	$21,321,988

Balance as of December 31, 2017 and March 31, 2018 consisted of payables for purchase of inventories from BAK Tianjin and Shenzhen BAK. From time to time, the Company purchased products from these former subsidiaries that they did not produce to meet the needs of its customers.

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2017 and March 31, 2018 consisted of the following:

	December 31,	March 31,
	2017	2018
Buildings	$24,979,022	$25,897,331
Machinery and equipment	13,977,734	14,617,841
Office equipment	184,014	193,114
Motor vehicles	206,190	213,771
	39,346,960	40,922,057
Impairment	(1,010,216)	(1,047,355)
Accumulated depreciation	(3,371,234)	(4,034,475)
Carrying amount	$34,965,510	$35,840,227

During the three months ended March 31, 2017 and 2018, the Company incurred depreciation expense of $291,872 and $532,213, respectively

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $23,670,773 and $24,358,528 as of December 31, 2017 and March 31, 2018, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three months ended March 31, 2017 and 2018.

8.	Construction in Progress

Construction in progress as of December 31, 2017 and March 31, 2018 consisted of the following:

	December 31,	March 31,
	2017	2018
Construction in progress	$24,288,889	$25,950,961
Prepayment for acquisition of property, plant and equipment	740,401	3,889,377
Carrying amount	$25,029,290	$29,840,338

Construction in progress as of December 31, 2017 and March 31, 2018 was mainly comprised of capital expenditures for the construction of the facilities and production lines of CBAK Power.

For the three months ended March 31, 2017 and 2018, the Company capitalized interest of $358,960 and $358,929, respectively, to the cost of construction in progress.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

9.	Prepaid Land Use Rights, net

Prepaid land use rights as of December 31, 2017 and March 31, 2018 consisted of the followings:

	December 31,	March 31,
	2017	2018
Prepaid land use rights	$8,634,993	$8,952,443
Accumulated amortization	(590,058)	(656,512)
	$8,044,935	$8,295,931
Less: Classified as current assets	(172,700)	(179,049)
	$7,872,235	$8,116,882

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $8,456,966 (RMB53.1 million). Other incidental costs incurred totaled $495,477 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $40,778 and $44,174 for the three months ended March 31, 2017 and 2018, respectively.

10.	Intangible Assets, net

Intangible assets as of December 31, 2017 and March 31, 2018 consisted of the followings:

	December 31,	March 31,
	2017	2018
Computer software at cost	$27,340	$28,345
Accumulated amortization	(7,291)	(8,267)
	$20,049	$20,078

Amortization expenses were $646 and $699 for the three months ended March 31, 2017 and 2018, respectively.

11.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2017 and March 31, 2018 consisted of the followings:

	December 31,	March 31,
	2017	2018
Trade accounts payable	$29,805,350	$27,794,615
Bills payable
- Bank acceptance bills (Note 1)	34,025,080	27,298,720
- Commercial acceptance bills	1,786,113	5,196,723
	$65,616,543	$60,290,058

All the bills payable are of trading nature and will mature within six months to one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 2); and

(ii)	$19,047,471 and $10,564,411 of the Company’s bills receivable as of December 31, 2017 and March 31, 2018, respectively (Note 3).

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

12.	Loans

Bank loans:

Bank borrowings as of December 31, 2017 and March 31, 2018 consisted of the followings

	December 31, 2017	March 31, 2018
Long-term bank borrowings	$19,489,702	$20,206,205

On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $20.7 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), the Company’s CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, the Company’s former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK Battery Co., Ltd., the Company’s former subsidiary (“Shenzhen BAK”). Under the banking facilities, the Company borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $20.2 million), bearing fixed interest at 7.2% per annum, left facilities of RMB3.2 million (approximately $0.5 million) for bank acceptance and letters of credit bills. Under the facilities, as of March 31, 2018, the Company borrowed a series of revolving bank acceptance totaled $0.2 million from Bank of Dandong and bank deposit of approximately 50% was pledged against these bank acceptance bills.

On July 6, 2016, the Company obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.6 million) and bank acceptance bills of RMB40 million (approximately $6.4 million) to July 5, 2017. The banking facilities were guaranteed by Mr. Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 the Company borrowed one year short-term loan of RMB10 million (approximately $1.6 million), bearing a fixed interest rate at 6.525% per annum. The Company also borrowed revolving bank acceptance totaled $6.4 million, and bank deposit of 50% was required to secure against these bank acceptance bills. The Company repaid the loan and bank acceptance bills in July and August 2017.

On November 9, 2017, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $15.9 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. As of March 31, 2018, the Company borrowed a net letter of credit of RMB97.3 million (approximately $15.5 million) to November 5, 2018. Under the facilities, bank deposits of approximately 50% was required to secure against this letter of credit. The Company discounted this letter of credit of even date to China Everbright Bank at a rate of 4.505% .

On August 2, 2017, the Company obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $15.9 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, as of March 31, 2018, the Company borrowed a series of bank acceptance bills from China Merchants Bank totaled RMB62.8 million (approximately $10 million) and pledged $9 million of its bills receivables and $1 million bank deposits.

During the first quarter of 2018, the Company also obtained banking facilities from Bank of Dandong with bank acceptance bills of RMB10 million (approximately $1.6 million) for a term until June 28, 2018. The banking facilities were pledged by its bills receivables totaled $1.6 million. Under the facilities, as of March 31, 2018, the Company borrowed bank acceptance totaled $1.6 million.

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31, 2017	March 31, 2018
Pledged deposits (note 2)	$7,808,329	$9,134,019
Prepaid land use rights (note 9)	8,044,935	8,295,931
Buildings	18,391,993	18,781,963
Machinery and equipment	2,374,748	2,359,392
Bills receivable (note 3)	19,047,471	10,564,411
	$55,667,476	$49,135,716

As of March 31, 2018, the Company had unutilized committed banking facilities of $6.2 million.

During the three months ended March 31, 2017 and 2018, interest of $358,960 and $530,456, respectively, was incurred on the Company's bank borrowings.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

12.	Loans (continued)

Other Short-term Loans

Other short-term loans as of December 31, 2017 and March 31, 2018 consisted of the following:

		December 31,	March 31,
	Note	2017	2018
Advance from related parties
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$11,493,437	$14,465,652
– Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000
– Mr. Yunfei Li, the Company’s CEO	(c)	-	127,484
– Shareholders	(d)	2,151,860	2,230,969
		13,745,297	16,924,105
Advances from unrelated third party
– Mr. Wenwu Yu	(e)	155,215	160,921
– Mr. Mingzhe Li	(e)	44,269	45,896
– Ms. Longqian Peng	(e)	691,669	717,097
		891,153	923,914

		$14,636,450	$17,848,019

(a)

The Company received advances from Tianjin New Energy, a related company under the control of Mr. Xiangqian Li, the Company’s former CEO, which was unsecured, non-interest bearing and repayable on demand. On November 1, 2016, Mr. Xiangqian Li ceased to be a shareholder but remained as a general manager of Tianjin New Energy.

(b)	Advances from Mr. Xiangqian Li, the Company’s former CEO, was unsecured, non-interest bearing and repayable on demand.

(c)	Advances from Mr. Yunfei Li, the Company’s CEO, was unsecured, non-interest bearing and repayable on demand.

(d)	The refundable deposits paid by certain shareholders in relation to share purchase (note 1) were unsecured, non-interest bearing and repayable on demand.

(e)	Advances from unrelated third parties were unsecured, non-interest bearing and repayable on demand.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2017 and March 31, 2018 consisted of the following:

	December 31,	March 31,
	2017	2018
Construction costs payable	$1,405,651	$1,289,488
Equipment purchase payable	8,241,844	8,209,071
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	1,804,546	2,319,240
Compensation costs (note 20 (ii))	116,989	121,290
Customer deposits	270,923	41,353
Other payables and accruals	1,158,875	911,562
	$14,208,947	$14,102,123

(a)

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2017 and March 31, 2018, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2017 and March 31, 2018, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

14.	Deferred Government Grants

Deferred government grants as of December 31, 2017 and March 31, 2018 consist of the following:

	December 31,	March 31,
	2017	2018
Total government grants	$4,864,131	$5,003,554
Less: Current portion	(152,003)	(157,591)
Non-current portion	$4,712,128	$4,845,963

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in the three months ended March 31, 2017 and 2018.

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

The Company offset government grants of $35,890 and $38,880 for the three months ended March 31, 2017 and 2018, respectively, against depreciation expenses of the Dalian facilities.

15.	Product Warranty Provision

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

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes expenses consisted of:

Three months ended March 31,
	2017	2018
PRC income tax:
Current	$-	$-
Deferred	-	-
	$-	$-

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
For the three months ended March 31, 2017 and 2018
(Unaudited)
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

No provision for income taxes in the United States or elsewhere has been made as CBAK had no taxable income for the three months ended March 31, 2017 and 2018.

Hong Kong Tax
BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three months ended March 31, 2017 and 2018 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax
The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three months ended March 31, 2017 and 2018.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company's income taxes is as follows:

	Three months ended March 31,
	2017	2018
Loss before income taxes	$(2,068,216)	$(2,567,833)
United States federal corporate income tax rate	35%	21%
Income tax credit computed at United States statutory corporate income tax rate	(723,876)	(539,245)
Reconciling items:
Rate differential for PRC earnings	161,427	(86,779)
Non-deductible expenses	70,523	66,086
Share based payments	88,371	17,550
Valuation allowance on deferred tax assets	403,555	542,388
Income tax expenses	$-	$-

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

(a)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities As of December 31, 2017 and March 31, 2018 are presented below:

	December 31,	March 31,
	2017	2018
Deferred tax assets
Trade accounts receivable	$1,098,183	$1,047,926
Inventories	1,772,444	1,837,908
Property, plant and equipment	781,227	1,179,631
Provision for product warranty	569,958	592,457
Net operating loss carried forward	25,892,299	25,998,576
Valuation allowance	(30,114,111)	(30,656,498)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

As of December 31, 2017 and March 31, 2018, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $16,561,373 and $16,986,481, respectively, which will expire in various years through 2022. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2018 through March 31, 2018 amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2018	$7,537,273	$-	$7,537,273
Increase in unrecognized tax benefits taken in current period	277,094	-	277,094
Balance as of March 31, 2018	$7,814,367	$-	$7,814,367

As of December 31, 2017 and March 31, 2018, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

17.	Share-based Compensation

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

The Company recorded non-cash share-based compensation expense of $17,160 for three months ended March 31, 2018, in respect of the restricted shares granted on June 30, 2015, of which $14,051, $1,990 and $1,119 were allocated to general and administrative expenses, research and development expenses and sales and marketing expenses, respectively.

As of March 31, 2018, non-vested restricted shares granted on June 30, 2015 are as follows:

Non-vested shares as of January 1, 2018	55,000
Granted	-
Vested	(55,000)
Forfeited	-
Non-vested shares as of March 31, 2018	-

As of March 31, 2018, there was no unrecognized stock-based compensation associated with the above restricted shares. As of March 31, 2018, 268,333 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

17.	Share-based Compensation (continued)

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

The Company recorded non-cash share-based compensation expense of $66,413 for the three months ended March 31, 2018, in respect of the restricted shares granted on April 19, 2016 of which $50,341, $8,634, $4,118 and $3,320 were allocated to general and administrative expenses, research and development expenses, sales and marketing expenses and cost of revenues, respectively.

As of March 31, 2018, non-vested restricted shares granted on April 19, 2016 are as follows:

Non-vested shares as of January 1, 2018	255,500
Granted	-
Vested	-
Forfeited	-
Non-vested shares as of March 31, 2018	255,500

As of March 31, 2018, there was unrecognized stock-based compensation of $174,248 associated with the above restricted shares. As of December 31, 2017, 56,332 vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three months ended March 31, 2017 and 2018.

18.	Loss Per Share

The following is the calculation of loss per share:

	Three months ended March 31,
	2017	2018
Net loss	$(2,068,216)	$(2,567,833)

Weighted average shares used in basic and diluted computation (note)	19,856,778	26,502,086

Loss per share	$(0.10)	$(0.10)

Note:	Including 55,000 and 324,665 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three months ended March 31, 2017 and 2018, respectively.

For the three months ended March 31, 2017 and 2018, 653,500 and 255,500 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
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

20.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2017 and March 31, 2018, the Company had the following contracted capital commitments:

	December 31,	March 31,
	2017	2018
For construction of buildings	$2,053,489	$3,802,209
For purchases of equipment	-	6,630,360
Capital injection to CBAK Power and CBAK Trading Note	400,000	400,000
	$2,453,489	$10,832,569

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

20.	Commitments and Contingencies (continued)

(ii)	Litigation

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,343,488 (RMB 8,430,792), including construction costs of $1.0 million (RMB6.3 million, which the Company already accrued for at June 30, 2016), interest of $32,626 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,343,488 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $1.0 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, the Company has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian”) challenging the lower court’s judgement rendered on June 30, 2017. On November 17, 2017, the Court of Dalian rescind the original judgement and remand the case to the Court of Zhuanghe for retrial.

In late February 2018, CBAK Power received a notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the failure to perform pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($39,033), including construction costs of RMB238,735($38,044) and interest of RMB6,207 ($989), the Company has accrued for these amounts as of March 31, 2018.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858, including goods amount of RMB17,428,000 ($2,777,238) and interest of RMB851,858 ($135,748). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 and the interest until the goods amount was paid off, and a litigation fee of RMB131,480. The trial went into effect in February 2018 and is currently in the execution phase. As of December 31, 2017 and March 31, 2018, the Company had made a full provision against the receivable from Anyuan Bus of RMB 17,428,000 ($2,678,758).

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

21.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended March 31, 2017 and 2018 as follows:

		Three months ended March 31,
		2017		2018
Customer A	$	*	*	$1,162,051	35.08%
Customer B		*	*	693,347	20.93%
Customer C		*	*	383,773	11.58%
Customer D		*	*	374,213	11.30%
Customer E		3,110,679	83.71%	*	*

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable as of December 31, 2017 and March 31, 2018 as follows:

	December 31, 2017		March 31, 2018
Customer F	$23,835,201	62.08%	$24,711,459	74.8%
Customer G	4,855,518	12.65%	3,870,731	11.7%
Customer H	4,664,285	12.15%	*	*

* Comprised less than 10% of account receivable for the respective period.

For the three months ended March 31, 2017 and 2018, the Company recorded the following transactions:

	Three months ended March 31,
	2017	2018
Purchase of inventories from
BAK Tianjin	$-	$480
Shenzhen BAK	2,362,444	-
Zhengzhou BAK Battery Co., Ltd*	12,457	-

Sales of finished goods to
BAK Tianjin	26,546	10,080
Shenzhen BAK	60,797	-
Zhengzhou BAK Battery Co., Ltd*	$13,648	$-

*Mr. Xiangqian Li, the former CEO, is a director of this company.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2017 and March 31, 2018, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2017 and 2018
(Unaudited)
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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three months ended March 31, 2017 and 2018 were as follows:

Net revenues by product:

	Three months ended March 31,
	2017	2018
High power lithium batteries used in:
Electric vehicles	$3,257,772	$65,362
Light electric vehicles	141,360	1,508
Uninterruptable supplies	317,012	3,245,927
Total	$3,716,144	$3,312,797

Net revenues by geographic area:

	Three months ended March 31,
	2017	2018
Mainland China	$3,407,323	2,823,575
Europe	121,468	104,231
PRC Taiwan	84,811	324
Israel	102,542	383,772
Others	-	895
Total	$3,716,144	$3,312,797

Substantially all of the Company’s long-lived assets are located in the PRC.

23.	Subsequent Events

On May 4, 2018, a newly incorporated subsidiary, CBAK New Energy (Suzhou) Co., Ltd (CBAK Suzhou), was established in Suzhou, Jiangsu Province, China. 80% shares of CBAK Suzhou are held by CBAK Power and the remaining 20% shares are held by the key management of CBAK Suzhou. CBAK Suzhou is expected to be engaged in the manufacture of high power battery packs.

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

Special Note Regarding Forward Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

We generated revenues of $3.3 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively. We had a net loss of $2.6 million and $2.1 million in the three months ended March 31, 2018 and 2017 respectively. As of March 31, 2018, we had an accumulated deficit of $166.0 million and net liabilities of $0.2 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of March 31, 2018.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $20.7 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, as of March 31, 2018, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $20.2 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.2 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills.

On August 2, 2017, we obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $15.9 million) including revolving loans, trade finance, notes discount and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, as of March 31, 2018, we borrowed a series of bank acceptance bills from China Merchants Bank totaled RMB62.8 million (approximately $10.0 million) and pledged $9 million of our bills receivables and $1 million bank deposits.

On November 9, 2017, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $15.9 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. As of March 31, 2018, the Company borrowed a net letter of credit of RMB97.3 million (approximately $15.5 million) to November 5, 2018. Under the facilities, bank deposits of approximately 50% were required to secure against this letter of credit. We discounted this letter of credit of even date to China Everbright Bank at a rate of 4.505% .

During the first quarter of 2018, we also obtained banking facilities from Bank of Dandong with bank acceptance bills of RMB10 million (approximately $1.6 million) for a term until June 28, 2018. The banking facilities were pledged by $1.6 million of our bills receivables.

As of March 31, 2018, we had unutilized committed banking facilities of $6.2 million.

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

In the meanwhile, due to the growing environmental pollution problem, the Chinese government is currently providing vigorous support to the new energy facilities and vehicles. It is expected that we will be able to secure more potential orders from the new energy market, especially from the electric car market. We believe with the booming market demand in high power lithium ion products, we can continue as a going concern and return to profitability.

To promote the development of new energy electric vehicles, in April 2015, the central government of China issued Notice of Financial Support Policies for the Promotion of New Energy Vehicles in 2016-2020, which regulated favorable government subsidies for the new energy electric vehicles for years from 2016 to 2020. It led to the explosive growth in the production and selling of new electric vehicles in 2015. According to the policy, it regulates a certain subsidy standard for various types of electric vehicles, in connection with the endurance mileage, battery pack energy density, energy consumption level, etc. It also regulates that the local government should provide subsidy not more than 50% on behalf of the national standard. According to the subsidy policy for 2017, the subsidy standard for passenger electric vehicles is RMB20,000 to RMB44,000 based on the endurance mileage; and the subsidy standard for non-fast charge electric buses and fast charge electric buses is RMB1,800/kwh and RMB3,000/kwh, respectively. According to the latest subsidy policy for 2018, the subsidy standard is decreased to RMB1,200/kwh, RMB1,200/kwh and RMB2,100/kwh for passenger electric vehicles, non-fast charge electric buses and fast charge electric buses, respectively.

In addition, on December 26, 2017, the Chinese central government issued policy for exemption of purchase tax for electric vehicles for another three years until 2020.

To respond to the market demand for high quality batteries with high energy density and strong endurance mileage, we have been constructing a new production line for the production of high capacity prismatic batteries. Each battery will be 260Ah in capacity. The production line is expected to commence production by the end of 2018 and the manufacturing capability will be about 5000 units per day.

Financial Performance Highlights for the Quarter Ended March 31, 2018

The following are some financial highlights for the quarter ended March 31, 2018:

•	Net revenues: Net revenues decreased by $0.4 million, or 10.8%, to $3.3 million for the three months ended March 31, 2018, from $3.7 million for the same period in 2017.

•	Gross loss: Gross loss was $0.3 million, representing a decrease of $0.1 million, for the three months ended March 31, 2018, from gross loss of $0.4 million for the same period in 2017.

•	Operating loss: Operating loss was $2.4 million for the three months ended March 31, 2018, reflecting an increase of $0.3 million from an operating loss of $2.1 million for the same period in 2017.

•	Net loss: Net loss was $2.6 million for the three months ended March 31, 2018, representing an increase of $0.5 million from net loss of $2.1 million for the same period in 2017.

•	Fully diluted loss per share: Fully diluted loss per share was $0.10 for the three months ended March 31, 2018, as compared to fully diluted loss per share of $0.10 for the same period in 2017.

Financial Statement Presentation

Net revenues. The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As we did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, we recognize revenues when our customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. We recognize revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the categories: discounts and returns. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to the Company’s customer.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months ended March 31,		Change
	2017	2018	$	%
Net revenues	$3,716	$3,313	(403)	-10.8%
Cost of revenues	(4,133)	(3,660)	(473)	-11.4%
Gross loss	(417)	(347)	70	16.8%
Operating expenses:
Research and development expenses	430	817	387	90.0%
Sales and marketing expenses	235	205	(30)	-12.8%
General and administrative expenses	975	1,131	156	16.0%
Provision for (Recovery of) doubtful accounts	9	(87)	(96)	-1066.7%
Total operating expenses	1,649	2,066	417	25.3%
Operating loss	(2,066)	(2,413)	(347)	-16.8%
Finance expenses, net	(3)	(171)	(168)	-5600.0%
Other income, net	1	16	15	1500.0%
Loss before income tax	(2,068)	(2,568)	(500)	-24.2%
Income tax expenses	-	-	-
Net loss	$(2,068)	$(2,568)	(500)	-24.2%

Net revenues. Net revenues were $3.3 million for the three months ended March 31, 2018, as compared to $3.7 million for the same period in 2017, representing a decrease of $0.4 million, or 10.8% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended March 31,		Change
	2017	2018	$	%
High power lithium batteries used in:
Electric vehicles	$3,258	$65	(3,193)	-98.0%
Light electric vehicles	141	2	(139)	-98.6%
Uninterruptable supplies	317	3,246	2,929	924.0%
Total	$3,716	$3,313	(403)	-10.8%

Net revenues from sales of batteries for electric vehicles were $65,000 for the three months ended March 31, 2018 as compared to $3.3 million in the same period of 2017, representing a decrease of $3.2 million, or 98.0% . Our major customers placed significant orders in the last quarter of 2017, and their orders did not recur until the second quarter of 2018.

Net revenues from sales of batteries for light electric vehicles was $2,000 for the three months ended March 31, 2018, compared to approximately $0.1 million in the same period of 2017, representing a decrease of $0.1 million, or 98.6% .

Net revenues from sales of batteries for uninterruptable power supplies (“UPS”) was $3.2 million in the three months ended March 31, 2018, as compared with $0.3 million in the same period in 2017, representing an increase of $2.9 million, or 924.0% . In the first quarter of 2018, we secured new customers for our UPS products.

Cost of revenues. Cost of revenues decreased to $3.7 million for the three months ended March 31, 2018, as compared to $4.1 million for the same period in 2017, a decrease of $0.5 million, or 11.4% . Included in cost of revenues were write down of obsolete inventories of $1,199 for three months ended March 31, 2018, while it was $150,156 for the same period in 2017. We write down the inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the three months ended March 31, 2018 was $0.3 million, or 10.5% of net revenues as compared to gross loss of $0.4 million, or 11.2% of net revenues, for the same period in 2017. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. In particular, we need to maintain a high level of skilled production staff, in anticipation of the increased demand for our products following the release of the government subsidy policy of new energy vehicles in 2018. As a result, we incurred a gross loss in the quarter ended March 31, 2018.

Research and development expenses. Research and development expenses increased to approximately $0.8 million for the three months ended March 31, 2018, as compared to approximately $0.4 million for the same period in 2017, an increase of $0.4 million, or 90.0% . The increase was primarily resulted from the materials and consumable expenses increased by approximately $0.3 million. We incurred more R&D in 2018 on testing new materials with an aim to diversify our raw material supply sources and to reduce our exposure to possible price fluctuations and cut the cost. Meanwhile, we attempt to research and develop higher energy and higher quality lithium batteries to cater the market demand.

Sales and marketing expenses. Sales and marketing expenses decreased to approximately $205,000 for the three months ended March 31, 2018, as compared to approximately $235,000 for the same period in 2017, a decrease of $30,000, or 12.8% . As a percentage of revenues, sales and marketing expenses were 6.2% and 6.3% for the three months ended March 31, 2018 and 2017, respectively.

General and administrative expenses. General and administrative expenses increased to $1.1 million, or 34.1% of revenues, for the three months ended March 31, 2018, as compared to $1.0 million, or 26.2% of revenues, for the same period in 2017, representing an increase of $0.2 million, or 16.0% . The increase in general and administrative expenses was mainly because the professional fees increased by approximately $0.1 million in the quarter ended March 31, 2018, as compared to the same quarter in prior year. More professional fees were incurred in 2018 in relation to our financial reporting following our change in fiscal year end.

Operating loss. As a result of the above, our operating loss totaled $2.4 million for the three months ended March 31, 2018, as compared to $2.1 million for the same period in 2017, representing an increase of $0.3 million, or 16.8% .

Income tax. Income tax was nil for the three months ended March 31, 2018 and 2017.

Net loss. As a result of the foregoing, we had a net loss of $2.6 million for the three months ended March 31, 2018, compared to net loss of $2.1 million for the same period in 2017.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans, other short-term loans and bills payable under bank credit agreements, advances from our related and unrelated parties, investors and issuance of capital stock.

We incurred a net loss of $2.6 million for the three months ended March 31, 2018. As of March 31, 2018, we had cash and cash equivalents of $1.3 million. Our total current assets were $75.0 million and our total current liabilities were $113.7 million, resulting in a net working capital deficiency of $38.7 million. These factors raise substantial doubts about our ability to continue as a going concern.

As disclosed under Item 2 of PART I, “BUSINESS—Overview”, we have obtained $5.5 million and $9.6 million through equity financing in calendar years 2016 and 2017, respectively, and we also have obtained banking facilities from various local banks in China. As of March 31, 2018, we had unutilized committed banking facilities of $6.2 million.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2017	2018
Net cash (used in) provided by operating activities	$(4,319)	$2,409
Net cash used in investing activities	(1,213)	(4,464)
Net cash provided by financing activities	5,426	2,642
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	38	395
Net (decrease) increase in cash and cash equivalents, and restricted cash	(68)	982
Cash and cash equivalents, and restricted cash at the beginning of period	4,687	10,749
Cash and cash equivalents, and restricted cash at the end of period	$4,619	$11,731

Operating Activities

Net cash provided by operating activities was $2.4 million in the three months ended March 31, 2018, as compared with net cash used in operating activities of $4.3 million in the same period in 2017. The net cash provided by operating activities was mainly attributable to a decrease of $15.2 million for trade accounts and other receivables, partially offset by an increase in cash outflows for net loss of $2.6 million in the three months ended March 31, 2018, an increase of $1.4 million on inventories, settlement of trade accounts and bills payable of $7.8 million, and $1.8 million on settlement of trade payables to former subsidiaries.

Investing Activities

Net cash used in investing activities was $4.5 million for the three months ended March 31, 2018, as compared to $1.2 million in the same period of 2017. The net cash used in investing activities comprised the purchases of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $2.6 million in the three months ended March 31, 2018, compared to $5.4 million during the same period in 2017. We borrowed $2.6 million from related parties in the three months ended March 31, 2018.

As of March 31, 2018, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
Bank of Dandong	$20,716	$20,407

Short-term credit facilities:
China Merchants Bank	$15,935	$10,002

Other lines of credit:
Bank of Dandong	1,596	1,596
China Everbright Bank	15,500	15,500
	17,096	17,096

Total	$53,747	$47,505

Capital Expenditures

We incurred capital expenditures of $4.5 million and $1.2 million in the three months ended March 31, 2018 and 2017, respectively. Our capital expenditures were used primarily to construct our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the year ending December 31, 2018 will reach approximately $29.1 million. Such funds will be used to construct new plants and expand new automatic manufacturing lines to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2018:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than 1			More than
	Total	year	1 - 3 years	3 - 5 years	5 years
Contractual Obligations
Short-term bank loans	$-	$-	$-	$-	$-
Long-term bank loans	20,206	-	20,206	-	-
Bills payables	32,495	32,495	-	-	-
Payable to former subsidiaries	21,322	21,322	-	-	-
Other short-term loans	17,848	17,848	-	-	-
Capital injection to Dalian CBAK Trading	400	400	-	-	-
Capital commitments for construction of buildings	3,802	3,802	-	-	-
Capital commitments for purchase of equipment	6,630	6,630	-	-	-
Future interest payment on bank loans	1,770	1,455	315	-	-
Total	$104,473	$83,952	$20,521	$-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2018.

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

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Critical Accounting Policies” and Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For Revenue Recognition refer to Note 1 to the unaudited consolidated financial statements contained herein.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2018.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on April 17, 2018, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified the following material weakness in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of our contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,343,488 (RMB 8,430,792), including construction costs of $1.0 million (RMB6.3 million, which we already accrued for at June 30, 2016), interest of $32,626 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,343,488 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $1.0 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, we has accrued for these amounts as of December 31, 2017. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian”) challenging the lower court’s judgement rendered on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial.

In late February 2018, CBAK Power received a notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the failure to perform pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($39,033), including construction costs of RMB238,735($38,044) and interest of RMB6,207 ($989). We have accrued for these amounts as of March 31, 2018. Although we believe that the plaintiff's claims in the above lawsuits are without merit and we are vigorously defending ourselves, there is no assurance that we will be successful in the lawsuit. In the event that plaintiff prevails in the lawsuit, unfavorable court judgment could have an adverse effect on our business, financial condition and results of operations.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858, including goods amount of RMB17,428,000 ($2,777,238) and interest of RMB851,858 ($135,748). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 and the interest until the goods amount was paid off, and a litigation fee of RMB131,480. Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. As of December 31, 2017 and March 31, 2018, we had made a full provision against the receivable from Anyuan Bus of RMB 17,428,000 ($2,678,758).

ITEM 1A.	RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2018

CBAK ENERGY TECHNOLOGY, INC.

By:	/s/ Yunfei Li
Yunfei Li
Chief Executive Officer

By:	/s/ Wenwu Wang
Wenwu Wang
Chief Financial Officer and Interim Chief Financial Officer