Form 10-Q
period 2018-06-30
CBAK Energy Technology, Inc.
filed 2018-08-20
CIK 1117171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[  ]  No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 19, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,647,478

CBAK ENERGY TECHNOLOGY, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CBAK ENERGY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2018

Contents	Page(s)
Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2018 (unaudited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2018 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the six months ended June 30, 2017 and 2018 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2018 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6-F-28

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated balance sheets
As of December 31, 2017 and June 30, 2018
(Unaudited)
(In US$ except for number of shares)

		December 31,	June 30,
	Note	2017	2018
			(Unaudited)
Assets
Current assets
Cash and cash equivalents		$1,644,535	$514,742
Pledged deposits	2	9,104,178	12,983,732
Trade accounts and bills receivable, net	3	57,518,612	31,778,437
Inventories	4	9,832,405	10,690,968
Prepayments and other receivables	5	6,971,810	7,545,633
Prepaid land use rights, current portion	9	172,700	169,762

Total current assets		85,244,240	63,683,274

Property, plant and equipment, net	7	34,965,510	37,965,789
Construction in progress	8	25,029,290	26,366,506
Prepaid land use rights, non-current	9	7,872,235	7,653,427
Intangible assets, net	10	20,049	18,365

Total assets		$153,131,324	$135,687,361

Liabilities
Current liabilities
Current maturities of long-term bank loans	12	$-	$4,532,681
Other short-term loans	12	14,636,450	16,505,211
Trade accounts and bills payable	11	65,616,543	57,032,311
Accrued expenses and other payables	13	14,208,947	13,007,228
Payables to former subsidiaries, net	6	22,302,721	15,721,206
Deferred government grants, current	14	152,003	149,417

Total current liabilities		116,916,664	106,948,054

Long-term bank loans, net of current maturities	12	19,489,702	18,024,960
Deferred government grants, non-current	14	4,712,128	4,557,254
Product warranty provision	15	2,279,831	2,265,167
Long term tax payable	16	7,537,273	7,409,044

Total liabilities		$150,935,598	$139,204,479

Commitments and contingencies	20

Shareholders’ equity (deficit)
Common stock $0.001 par value; 500,000,000 authorized ; 26,367,523 issued and 26,223,317 outstanding as of December 31, 2017, 26,401,022 issued and 26,256,816 outstanding as of June 30, 2018		26,368	26,402
Donated shares		14,101,689	14,101,689
Additional paid-in capital		155,711,014	155,865,835
Statutory reserves		1,230,511	1,230,511
Accumulated deficit		(163,466,713)	(169,476,741)
Accumulated other comprehensive loss		(1,340,533)	(1,200,623)
		6,262,336	547,073
Less: Treasury shares		(4,066,610)	(4,066,610)
Total shareholders’ equity (deficit)		2,195,726	(3,519,537)
Non-controlling interests		-	2,419
Total equity (deficit)		2,195,726	(3,517,118)

Total liabilities and shareholder’s equity (deficit)		$153,131,324	$135,687,361

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of operations and comprehensive income (loss)
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

		Three months ended June 30,		Six months ended June 30,
	Note	2017	2018	2017	2018
Net revenues	23	$6,339,259	$6,050,302	$10,055,403	$9,363,099
Cost of revenues		(7,830,396)	(7,099,375)	(11,963,717)	(10,759,318)
Gross profit (loss)		(1,491,137)	(1,049,073)	(1,908,314)	(1,396,219)
Operating expenses:
Research and development expenses		(533,171)	(547,443)	(963,515)	(1,364,533)
Sales and marketing expenses		(449,757)	(408,942)	(684,637)	(613,528)
General and administrative expenses		(1,158,255)	(1,284,319)	(2,142,731)	(2,328,960)
Total operating expenses		(2,141,183)	(2,240,704)	(3,790,883)	(4,307,021)
Operating loss		(3,632,320)	(3,289,777)	(5,699,197)	(5,703,240)
Finance expenses, net		(93,035)	(136,076)	(95,763)	(306,165)
Other expenses, net		(28,025)	(19,835)	(26,636)	(4,116)
Loss before income tax		(3,753,380)	(3,445,688)	(5,821,596)	(6,013,521)
Income tax expense	16	-	-	-	-
Net loss		(3,753,380)	(3,445,688)	(5,821,596)	$(6,013,521)
Less: Net loss attributable to non-controlling interest		-	3,493	-	3,493
Net loss attributable to CBAK Energy Technology, Inc.		$(3,753,380)	$(3,442,195)	$(5,821,596)	$(6,010,028)

Net loss		(3,753,380)	(3,445,688)	(5,821,596)	(6,013,521)
Other comprehensive income
– Foreign currency translation adjustment		357,690	4,069	338,044	139,777
Comprehensive loss		(3,395,690)	(3,441,619)	(5,483,552)	(5,873,744)
Less: Comprehensive loss attributable to non-controlling interest		-	3,626	-	3,626
Comprehensive loss attributable to CBAK Energy Technology, Inc.		$(3,395,690)	$(3,437,993)	$(5,483,552)	$(5,870,118)

Loss per share	18
– Basic and diluted		$(0.18)	$(0.13)	$(0.29)	$(0.23)

Weighted average number of shares of common stock:	18
– Basic and diluted		20,402,083	26,557,617	20,059,236	26,530,419

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and Subsidiaries
Condensed consolidated statements of changes in shareholders’ equity (deficit)
For the six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

							Accumulated		Treasury shares		Total
	Common stock issued			Additional			other	Non-			shareholders’
	Number		Donated	paid-in	Statutory	Accumulated	comprehensive	Controlling	Number		equity
	of shares	Amount	shares	capital	reserves	deficit	loss	interest	of shares	Amount	(deficit)
Balance as of January 1, 2017	19,744,675	$19,745	$14,101,689	$145,353,067	$1,230,511	$(141,999,372)	$(1,961,461)	$-	(144,206)	$(4,066,610)	$12,677,569
Net loss	-	-	-	-	-	(5,821,596)	-	-	-	-	(5,821,596)
Common stock issued to investors	6,403,518	6,403	-	9,598,874	-	-	-	-	-	-	9,605,277
Share-based compensation for employee and director stock awards	-	-	-	491,247	-	-	-	-	-	-	491,247
Common stock issued to employees and directors for stock awards	111,499	112	-	(112)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	338,044	-	-	-	338,044

Balance as of June 30, 2017	26,259,692	$26,260	$14,101,689	$155,443,076	$1,230,511	$(147,820,968)	$(1,623,417)	$-	(144,206)	$(4,066,610)	$17,290,541

Balance as of January 1, 2018	26,367,523	$26,368	$14,101,689	$155,711,014	$1,230,511	$(163,466,713)	$(1,340,533)	$-	(144,206)	$(4,066,610)	$2,195,726

Capital contribution from non-controlling interests of a subsidiary	-	-	-	-	-	-	-	6,045	-	-	6,045
Net loss	-	-	-	-	-	(6,010,028)	-	(3,493)	-	-	(6,013,521)
Share-based compensation for employee and director stock awards	-	-	-	154,855	-	-	-	-	-	-	154,855
Common stock issued to employees and directors for stock awards	33,499	34	-	(34)	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	139,910	(133)	-	-	139,777

Balance as of June 30, 2018	26,401,022	$26,402	$14,101,689	$155,865,835	$1,230,511	$(169,476,741)	$(1,200,623)	$2,419	(144,206)	$(4,066,610)	$(3,517,118)

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Condensed Consolidated statements of cash flows
For the six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

	Six months ended June 30,
	2017	2018
Cash flows from operating activities
Net loss	$(5,821,596)	$(6,013,521)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	631,781	1,122,341
Provision for doubtful debts	380,808	(14,690)
Write-down of inventories	998,403	1,199
Share-based compensation	491,247	154,855
Exchange gain	(63,014)	(113,812)
Changes in operating assets and liabilities:
Trade accounts and bills receivable	(7,898,896)	25,756,828
Inventories	(252,756)	(1,067,131)
Prepayments and other receivables	(34,144)	(364,489)
Trade accounts and bills payable	3,093,339	(8,118,997)
Accrued expenses and other payables	969,912	(191,226)
Income taxes payable	(608,922)	-
Trade receivable from and payables to former subsidiaries	4,629,774	(6,460,523)
Net cash (used in) provided by operating activities	(3,484,064)	4,690,834

Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(6,808,832)	(7,492,193)
Net cash used in investing activities	(6,808,832)	(7,492,193)

Cash flows from financing activities
Advances from investors	2,036,275	-
Proceeds from bank borrowings	-	23,450,876
Repayment of bank borrowings	-	(19,916,752)
Borrowings from unrelated parties	4,363,446	-
Repayment of borrowings to unrelated parties	(4,746,539)	-
Borrowings from related parties	1,873,373	10,619,650
Repayment of borrowings from related parties	(1,047,227)	(8,419,793)
Proceeds from issuance of common stock	9,605,277	-
Net cash provided by financing activities	12,084,605	5,733,981

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	116,793	(182,861)
Net increase in cash and cash equivalents, and restricted cash	1,908,502	2,749,761
Cash and cash equivalents, and restricted cash at the beginning of period	4,686,857	10,748,713
Cash and cash equivalents, and restricted cash at the end of period	$6,595,359	$13,498,474

Non-cash transactions:
Transfer of construction in progress to property, plant and equipment	$1,880,081	$4,412,939
Cash paid during the period for:
Income taxes	$608,922	$–
Interest, net of amounts capitalized	$-	$354,603

See accompanying notes to the condensed consolidated financial statements.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
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

On January 10, 2017, the Company filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger between the Company and the Company’s newly formed, wholly owned subsidiary, CBAK Merger Sub, Inc. (the “Merger Sub”). According to the Articles of Merger, effective January 16, 2017, the Merger Sub merged with and into the Company with the Company being the surviving entity (the "Merger"). As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of the Company’s name.

Effective January 16, 2017, the name of the Company was changed to CBAK Energy Technology, Inc. The trading symbol of the Company’s common stock remains as "CBAK".

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
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

1.	Principal Activities, Basis of Presentation and Organization (continued)

Basis of Presentation and Organization (continued)

Also on January 20, 2005, immediately prior to consummating the share swap transaction, BAK International executed a private placement of its common stock with unrelated investors whereby it issued an aggregate of 1,720,087 shares of common stock for gross proceeds of $17,000,000. In conjunction with this financing, Mr. Xiangqian Li, the Chairman and Chief Executive Officer of the Company (“Mr. Li”), agreed to place 435,910 shares of the Company’s common stock owned by him into an escrow account pursuant to an Escrow Agreement dated January 20, 2005 (the “Escrow Agreement”). Pursuant to the Escrow Agreement, 50% of the escrowed shares were to be released to the investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2005 was not at least $12,000,000, and the remaining 50% was to be released to investors in the private placement if audited net income of the Company for the fiscal year ended September 30, 2006 was not at least $27,000,000. If the audited net income of the Company for the fiscal years ended September 30, 2005 and 2006 reached the above-mentioned targets, the 435,910 shares would be released to Mr. Li in the amount of 50% upon reaching the 2005 target and the remaining 50% upon reaching the 2006 target.

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
For the three and six months ended June 30, 2017 and 2018
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

Pursuant to the Li Settlement Agreement, the 2008 Settlement Agreements and upon the release of the 217,955 escrow shares relating to the fiscal year 2006 performance threshold to the relevant investors, neither Mr. Li or the Company have any obligations to the investors who participated in the Company’s January 2005 private placement relating to the escrow shares. As of June 30, 2018, the Company had not received any claim from the other investors who have not been covered by the “2008 Settlement Agreements” in the January 2005 private placement.

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

On December 27, 2013, Dalian BAK Power Battery Co., Ltd was established as a wholly owned subsidiary of BAK Asia with a registered capital of $30,000,000 (Note 19(i)). Pursuant to CBAK Power’s articles of association and relevant PRC regulations, BAK Asia was required to contribute the capital to CBAK Power on or before December 27, 2015. On March 7, 2017, the name of Dalian BAK Power Battery Co., Ltd was changed to Dalian CBAK Power Battery Co., Ltd (“CBAK Power”). Up to the date of this report, the Company has contributed $29,999,978 to CBAK Power through injection of a series of patents and cash.

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd (“CBAK Suzhou”) was established as a 90% owned subsidiary of CBAK Power with a registered capital of RMB10,000,000 (approximately $1.5 million). The remaining 10% equity interest were held by certain employees of CBAK Suzhou. Pursuant to CBAK Suzhou’s articles of association and relevant PRC regulations, CBAK Power was required to contribute the capital to CBAK Suzhou on or before December 31, 2019. Up to the date of this report, the Company has contributed RMB3.3 million (approximately $0.5 million), and the other shareholders have contributed RMB40,000 ($6,045), to CBAK Suzhou through injection of a series of cash.

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
For the three and six months ended June 30, 2017 and 2018
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

After the disposal of BAK International Limited and its subsidiaries, namely Shenzhen BAK, Shenzhen BAK Power Battery Co., Ltd (formerly BAK Battery (Shenzhen) Co., Ltd.) (“BAK Battery”), BAK International (Tianjin) Ltd. (“BAK Tianjin”), Tianjin Chenhao Technological Development Limited (a subsidiary of BAK Tianjin established on May 8, 2014,“Tianjin Chenhao”), BAK Battery Canada Ltd. (“BAK Canada”), BAK Europe GmbH (“BAK Europe”) and BAK Telecom India Private Limited (“BAK India”), effective on June 30, 2014, and as of June 30, 2018, the Company’s subsidiaries consisted of: i) China BAK Asia Holdings Limited (“BAK Asia”), a wholly owned limited liability company incorporated in Hong Kong on July 9, 2013; ii) Dalian CBAK Trading Co., Ltd. (“CBAK Trading”), a wholly owned limited company established on August 14, 2013 in the PRC; iii) Dalian CBAK Power Battery Co., Ltd. (“CBAK Power”), a wholly owned limited liability company established on December 27, 2013 in the PRC; and iv) CBAK New Energy (Suzhou) Co., Ltd. (“CBAK Suzhou”), a 90% owned limited liability company established on May 4, 2018 in the PRC.

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

On and effective March 1, 2016, Mr. Xiangqian Li resigned as Chairman, director, Chief Executive Officer, President and Secretary of the Company. On the same date, the Board of Directors of the Company appointed Mr. Yunfei Li as Chairman, Chief Executive Officer, President and Secretary of the Company. On March 4, 2016, Mr. Xiangqian Li transferred 3,000,000 shares to Mr. Yunfei Li for a price of $2.4 per share. After the share transfer, Mr. Yunfei Li held 3,000,000 shares or 17.3% and Mr. Xiangqian Li held 760,557 shares at 4.4% of the Company’s outstanding stock, respectively. As of June 30, 2018, Mr. Yunfei Li held 3,806,018 shares or 14.51% of the Company’s outstanding stock, and Mr. Xiangqian Li held none of the Company’s outstanding stock.

The Company had a working capital deficiency, accumulated deficit from recurring net losses and short-term debt obligations as of December 31, 2017 and June 30, 2018. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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
For the three and six months ended June 30, 2017 and 2018
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

As of June 30, 2018, the Company had aggregate interest-bearing bank loans of approximately $22.6 million, due in 2019 to 2021, in addition to approximately $102.1 million of other current liabilities.

As of June 30, 2018, the Company had unutilized committed banking facilities of $14.4 million.

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
For the three and six months ended June 30, 2017 and 2018
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

In October 2016, the FASB issued ASU No. 2016-16–Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company adopted this guidance for the reporting period beginning January 1, 2018, which did not have a material impact on its financial statements or disclosures.

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
For the three and six months ended June 30, 2017 and 2018
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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company adopted this guidance for the reporting period beginning January 1, 2018, which did not have a material impact on its financial statements or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

2.	Pledged deposits

Pledged deposits as of December 31, 2017 and June 30, 2018 consisted of the following:

	December 31,	June 30,
	2017	2018
Pledged deposits with bank for:
Bills payable	$123,116	$4,155,461
Letters of credit	7,685,213	7,554,468
Others*	1,295,849	1,273,803
	$9,104,178	$12,983,732

*

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,273,803 (RMB 8,430,792), including construction costs of $1.0 million (RMB6.3 million), interest of $30,934 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million), which we already accrued for as of September 30, 2016. On September 7, 2016, upon the request of Shenzhen Huijie, the Court froze CBAK Power’s bank deposits totaling $1,273,803 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court froze the bank deposits for another one year until August 31, 2018.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

3.	Trade Accounts and Bills Receivable, net

Trade accounts and bills receivable as of December 31, 2017 and June 30, 2018 consisted of the following:

	December 31,	June 30,
	2017	2018
Trade accounts receivable	$42,095,211	$29,538,119
Less: Allowance for doubtful accounts	(3,700,922)	(3,623,830)
	38,394,289	25,914,289
Bills receivable	19,124,323	5,864,148
	$57,518,612	$31,778,437

An analysis of the allowance for doubtful accounts is as follows:

	December 31,	June 30,
	2017	2018
Balance at beginning of period	$2,761,144	$3,700,922
Provision for the period	839,917	198,619
Reversal - recoveries by cash	(114,542)	(213,309)
Charged (credited) to consolidated statements of operations and comprehensive (loss) income	725,375	(14,690)
Foreign exchange adjustment	214,403	(62,402)
Balance at end of period	$3,700,922	$3,623,830

4.	Inventories

Inventories as of December 31, 2017 and June 30, 2018 consisted of the following:

	December 31,	June 30,
	2017	2018
Raw materials	$1,814,704	$1,826,433
Work in progress	2,188,193	1,634,652
Finished goods	5,829,508	7,229,883
	$9,832,405	$10,690,968

During the three months ended June 30, 2017 and 2018, write-downs of obsolete inventories to lower of cost or market of $848,247 and $nil, respectively, were charged to cost of revenues.

During the six months ended June 30, 2017 and 2018, write-downs of obsolete inventories to lower of cost or market of $998,403 and $1,199, respectively, were charged to cost of revenues.

5.	Prepayments and Other Receivables

Prepayments and other receivables as of December 31, 2017 and June 30, 2018 consisted of the following:

	December 31,	June 30,
	2017	2018
Value added tax recoverable	$5,963,506	$6,185,637
Prepayments to suppliers	706,488	722,526
Deposits	25,922	60,049
Staff advances	59,942	90,365
Prepaid operating expenses	185,690	494,056
Others	37,262	-
	6,978,810	7,552,633
Less: Allowance for doubtful accounts	(7,000)	(7,000)
	$6,971,810	$7,545,633

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

6.	Payables to Former Subsidiaries

Payable to former subsidiaries as of December 31, 2017 and June 30, 2018 consisted of the following:

	December 31,	June 30,
	2017	2018
BAK Tianjin	$282,682	$241,691
BAK Shenzhen	22,020,039	15,479,515
	$22,302,721	$15,721,206

Balance as of December 31, 2017 and June 30, 2018 consisted of payables for purchase of inventories from BAK Tianjin and Shenzhen BAK. From time to time, the Company purchased products from these former subsidiaries that they did not produce to meet the needs of its customers.

7.	Property, Plant and Equipment, net

Property, plant and equipment as of December 31, 2017 and June 30, 2018 consisted of the following:

	December 31,	June 30,
	2017	2018
Buildings	$24,979,022	$24,554,063
Machinery and equipment	13,977,734	18,358,651
Office equipment	184,014	199,888
Motor vehicles	206,190	228,172
	39,346,960	43,340,774
Impairment	(1,010,216)	(993,029)
Accumulated depreciation	(3,371,234)	(4,381,956)
Carrying amount	$34,965,510	$37,965,789

During the three months ended June 30, 2017 and 2018, the Company incurred depreciation expense of $328,823 and $578,156, respectively

During the six months ended June 30, 2017 and 2018, the Company incurred depreciation expense of $620,695 and $1,110,369, respectively

The Company has not yet obtained the property ownership certificates of the buildings in its Dalian manufacturing facilities with a carrying amount of $23,670,773 and $22,924,970 as of December 31, 2017 and June 30, 2018, respectively. The Company built its facilities on the land for which it had already obtained the related land use right. The Company has submitted applications to the Chinese government for the ownership certificates on the completed buildings located on these lands. However, the application process takes longer than the Company expected and it has not obtained the certificates as of the date of this report. However, since the Company has obtained the land use right in relation to the land, the management believe the Company has legal title to the buildings thereon albeit the lack of ownership certificates.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the estimated discounted cash flows expected to be generated by the Company’s production facilities. The Company believes that there was no impairment during the three and six months ended June 30, 2017 and 2018.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

8.	Construction in Progress

Construction in progress as of December 31, 2017 and June 30, 2018 consisted of the following:

	December 31,	June 30,
	2017	2018
Construction in progress	$24,288,889	$22,039,835
Prepayment for acquisition of property, plant and equipment	740,401	4,326,671
Carrying amount	$25,029,290	$26,366,506

Construction in progress as of December 31, 2017 and June 30, 2018 was mainly comprised of capital expenditures for the construction of the facilities and production lines of CBAK Power.

For the three months ended June 30, 2017 and 2018, the Company capitalized interest of $344,552 and $357,779, respectively, to the cost of construction in progress.

For the six months ended June 30, 2017 and 2018, the Company capitalized interest of $703,512 and $716,708, respectively, to the cost of construction in progress.

9.	Prepaid Land Use Rights, net

Prepaid land use rights as of December 31, 2017 and June 30, 2018 consisted of the followings:

	December 31,	June 30,
	2017	2018
Prepaid land use rights	$8,634,993	$8,488,089
Accumulated amortization	(590,058)	(664,900)
	$8,044,935	$7,823,189
Less: Classified as current assets	(172,700)	(169,762)
	$7,872,235	$7,653,427

Pursuant to a land use rights acquisition agreement dated August 10, 2014, the Company acquired the rights to use a piece of land with an area of 153,832 m2 in Dalian Economic Zone for 50 years up to August 9, 2064, at a total consideration of $8,018,312 (RMB53.1 million). Other incidental costs incurred totaled $469,777 (RMB3.1 million).

Amortization expenses of the prepaid land use rights were $40,934 and $44,068 for the three months ended June 30, 2017 and 2018 and $81,712 and $88,242 for the six months ended June 30, 2017 and 2018, respectively.

10.	Intangible Assets, net

Intangible assets as of December 31, 2017 and June 30, 2018 consisted of the followings:

	December 31,	June 30,
	2017	2018
Computer software at cost	$27,340	$26,875
Accumulated amortization	(7,291)	(8,510)
	$20,049	$18,365

Amortization expenses were $647 and $698 for the three months ended June 30, 2017 and 2018 and $1,293 and $1,397 for the six months ended June 30, 2017 and 2018, respectively.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

11.	Trade Accounts and Bills Payable

Trade accounts and bills payable as of December 31, 2017 and June 30, 2018 consisted of the followings:

	December 31,	June 30,
	2017	2018
Trade accounts payable	$29,805,350	$27,907,368
Bills payable
- Bank acceptance bills (Note 1)	34,025,080	24,887,205
- Commercial acceptance bills	1,786,113	4,237,738
	$65,616,543	$57,032,311

All the bills payable are of trading nature and will mature within six months to one year from the issue date.

The bank acceptance bills were pledged by:

(i)	the Company’s bank deposits (Note 2);and

(ii)	$19,047,471 and $5,864,148 of the Company’s bills receivable as of December 31, 2017 and June 30, 2018, respectively (Note 3).

12.	Loans

Bank loans:

Bank borrowings as of December 31, 2017 and June 30, 2018 consisted of the followings

	December 31,	June 30,
	2017	2018
Current maturities of long-term bank loans	$-	$4,532,681
Long-term bank borrowings	19,489,702	18,024,960
	$19,489,702	$22,557,641

On June 14, 2016, the Company renewed its banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $19.6 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), the Company’s CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, the Company’s former CEO, Ms. Xiaoqiu Yu, the wife of the Company’s former CEO, Shenzhen BAK Battery Co., Ltd., the Company’s former subsidiary (“Shenzhen BAK”). Under the banking facilities, the Company borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $19.2 million), bearing fixed interest at 7.2% per annum. The Company also borrowed various bank acceptance of RMB3.2 million (approximately $0.5 million) under the facilities. The Company repaid the loan and bank acceptance bills on June 12, 2018.

In the second quarter of 2018, the Company obtained another banking facilities from Bank of Dandong with bank acceptance bills of RMB5.0 million (approximately $0.8 million) for a term until October 17, 2018. As of June 30, 2018, the Company has borrowed a series of bank acceptance bills totaled RMB 5.0 million (approximately $0.8 million) and pledged by $0.8 million bank deposit.

On July 6, 2016, the Company obtained banking facilities from Bank of Dalian for loans with a maximum amount of RMB10 million (approximately $1.5 million) and bank acceptance bills of RMB40 million (approximately $6.4 million) to July 5, 2017. The banking facilities were guaranteed by Mr. Li, the Company’s CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, and Shenzhen BAK. Under the banking facilities, on July 6, 2016 the Company borrowed one year short-term loan of RMB10 million (approximately $1.5 million), bearing a fixed interest rate at 6.525% per annum. The Company also borrowed revolving bank acceptance totaled $6.4 million, and bank deposit of 50% was required to secure against these bank acceptance bills. The Company repaid the loan and bank acceptance bills in July and August 2017.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

12.	Loans (continued)

On November 9, 2017, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $15.1 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. As of June 30, 2018, the Company borrowed a net letter of credit of RMB98.4 million (approximately $14.9 million) to November 5, 2018. Under the facilities, bank deposits of approximately 50% were required to secure against this letter of credit. The Company discounted this letter of credit of even date to China Everbright Bank at a rate of 4.505%.

On June 4, 2018, the Company obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $30.2 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, at current rate 6.175% per annum. Under the facilities, the Company borrowed RMB126.0 million (approximately $19.0 million) and RMB 23.3 million (approximately $3.5 million) on June 12 and June 20, 2018, respectively. The loans are repayable in six installments of RMB1.0 million ($0.12 million) on December 10, 2018, RMB29.0 million ($4.4 million) on June 10, 2019, RMB1.0 million ($0.12 million) on December 10, 2019, RMB89.0 million ($13.4 million) on June 10, 2020, RMB1.0 million ($0.12 million) on December 10, 2020 and RMB28.3 million ($4.34 million) on June 10, 2021. The facilities were secured by the Company’s land use rights, buildings, construction in progress, machinery and equipment.

On August 2, 2017, the Company obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $15.1 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, as of June 30, 2018, the Company borrowed a series of bank acceptance bills from China Merchants Bank totaled RMB55.2 million (approximately $8.3 million) and pledged $5.9 million bills receivables and $2.4 million bank deposits.

During the second quarter of 2018, the Company also obtained banking facilities from Industrial Bank Co., Ltd. Dalian Branch with bank acceptance bills of RMB6.2 million (approximately $0.9 million) for a term until December 21, 2018. As of June 30, 2018, the Company borrowed RMB6.2 million (approximately $0.9 million) bank acceptance bills and pledged RMB6.2 million (approximately $0.9 million) bank deposits.

The facilities were also secured by the Company’s assets with the following carrying amounts:

	December 31,	June 30,
	2017	2018
Pledged deposits (note 2)	$7,808,329	$11,709,929
Prepaid land use rights (note 9)	8,044,935	7,823,189
Buildings	18,391,993	17,126,825
Machinery and equipment	2,374,748	6,858,285
Bills receivable (note 3)	19,047,471	5,864,148
	$55,667,476	$49,382,376

As of June 30, 2018, the Company had unutilized committed banking facilities of $14.4 million.

During the three months ended June 30, 2017 and 2018, interest of $344,552 and $566,242, respectively, was incurred on the Company’s bank borrowings.

During the six months ended June 30, 2017 and 2018, interest of 703,512 and $1,096,698, respectively, was incurred on the Company’s bank borrowings.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

12.	Loans (continued)

Other Short-term Loans

Other short-term loans as of December 31, 2017 and June 30, 2018 consisted of the following:

		December 31,	June 30,
	Note	2017	2018
Advance from related parties
– Tianjin BAK New Energy Research Institute Co., Ltd (“Tianjin New Energy”)	(a)	$11,493,437	$13,293,097
– Mr. Xiangqian Li, the Company’s Former CEO	(b)	100,000	100,000
– Mr. Yunfei Li	(c)	-	120,871
– Shareholders	(d)	2,151,860	2,115,251
		13,745,297	15,629,219
Advances from unrelated third party
– Mr. Wenwu Yu	(e)	155,215	152,575
– Mr. Mingzhe Li	(e)	44,269	43,515
– Ms. Longqian Peng	(e)	691,669	679,902
		891,153	875,992

		$14,636,450	$16,505,211

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

13.	Accrued Expenses and Other Payables

Accrued expenses and other payables as of December 31, 2017 and June 30, 2018 consisted of the following:

	December 31,	June 30,
	2017	2018
Construction costs payable	$1,405,651	$1,210,575
Equipment purchase payable	8,241,844	7,492,216
Liquidated damages (note a)	1,210,119	1,210,119
Accrued staff costs	1,804,546	2,061,859
Compensation costs (note 20(ii))	116,989	114,999
Customer deposits	270,923	45,323
Other payables and accruals	1,158,875	872,137
	$14,208,947	$13,007,228

(a)

On August 15, 2006, the SEC declared effective a post-effective amendment that the Company had filed on August 4, 2006, terminating the effectiveness of a resale registration statement on Form SB-2 that had been filed pursuant to a registration rights agreement with certain shareholders to register the resale of shares held by those shareholders. The Company subsequently filed Form S-1 for these shareholders. On December 8, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”). After the filing of the 2006 Form 10-K, the Company’s previously filed registration statement on Form S-1 was no longer available for resale by the selling shareholders whose shares were included in such Form S-1. Under the registration rights agreement, those selling shareholders became eligible for liquidated damages from the Company relating to the above two events totaling approximately $1,051,000. As of December 31, 2017 and June 30, 2018, no liquidated damages relating to both events have been paid.

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

On December 21, 2007, pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on May 7, 2008. As a result, the Company estimated liquidated damages amounting to $561,174 for the November 2007 registration rights agreement. As of December 31, 2017 and June 30, 2018, the Company had settled the liquidated damages with all the investors and the remaining provision of approximately $159,000 was included in other payables and accruals.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

14.	Deferred Government Grants

Deferred government grants as of December 31, 2017 and June 30, 2018 consist of the following:

	December 31,	June 30,
	2017	2018
Total government grants	$4,864,131	$4,706,671
Less: Current portion	(152,003)	(149,417)
Non-current portion	$4,712,128	$4,557,254

In September 2013, the Management Committee of Dalian Economic Zone Management Committee (the “Management Committee”) provided a subsidy of RMB150 million to finance the costs incurred in moving our facilities to Dalian, including the loss of sales while the new facilities were being constructed. For the year ended September 30, 2015, the Company recognized $23,103,427 as income after offset of the related removal expenditures of $1,004,027. No such income or offset was recognized in the three and six months ended June 30, 2017 and 2018.

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

The Company offset government grants of $36,029 and $38,787 for the three months ended June 30, 2017 and 2018 and $71,919 and $77,667 for the six months ended June 30, 2017 and 2018, respectively, against depreciation expenses of the Dalian facilities.

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

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities

(a)	Income taxes in the condensed consolidated statements of comprehensive loss (income)

The Company’s provision for income taxes expenses consisted of:

	Three months ended June 30,			Six months ended June 30,
	2017		2018	2017	2018
PRC income tax:
Current	$-	$	- $	-	$-
Deferred	-		-	-	-
	$-	$	- $	-	$-

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
For the three and six months ended June 30, 2017 and 2018
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

No provision for income taxes in the United States or elsewhere has been made as CBAK had no taxable income for the three and six months ended June 30, 2017 and 2018.

Hong Kong Tax
BAK Asia is subject to Hong Kong profits tax rate of 16.5% and did not have any assessable profits arising in or derived from Hong Kong for the three and six months ended June 30, 2017 and 2018 and accordingly no provision for Hong Kong profits tax was made in these periods.

PRC Tax
The Company’s subsidiaries in China are subject to enterprise income tax at 25% for the three months and six months ended June 30, 2017 and 2018.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Loss before income taxes	$(3,753,380)	$(3,445,688)	$(5,821,596)	$(6,013,521)
United States federal corporate income tax rate	35%	21%	35%	21%
Income tax credit computed at United States statutory corporate income tax rate	(1,313,683)	(723,594)	(2,037,559)	(1,262,839)
Reconciling items:
Rate differential for PRC earnings	344,337	(129,077)	505,764	(215,856)
Non-deductible expenses	25,245	30,964	95,768	97,050
Share based payments	83,565	14,969	171,936	32,519
Valuation allowance on deferred tax assets	860,536	806,738	1,264,091	1,349,126
Income tax expenses	$-	$-	$-	$-

(a)	Deferred tax assets and deferred tax liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities As of December 31, 2017 and June 30, 2018 are presented below:

	December 31,	June 30,
	2017	2018
Deferred tax assets
Trade accounts receivable	$1,098,183	$939,319
Inventories	1,772,444	1,661,809
Property, plant and equipment	781,227	882,078
Provision for product warranty	569,958	566,292
Net operating loss carried forward	25,892,299	27,449,376
Valuation allowance	(30,114,111)	(31,498,874)
Deferred tax assets, non-current	$-	$-

Deferred tax liabilities, non-current	$-	$-

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

16.	Income Taxes, Deferred Tax Assets and Deferred Tax Liabilities (continued)

As of December 31, 2017 and June 30, 2018, the Company’s U.S. entity had net operating loss carry forwards of $103,580,741, of which $102,293 available to reduce future taxable income which will expire in various years through 2035 and $103,478,448 available to offset capital gains recognized in the succeeding 5 tax years and the Company’s PRC subsidiaries had net operating loss carry forwards of $16,561,373 and $22,789,682, respectively, which will expire in various years through 2022. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

The significant uncertain tax position arose from the subsidies granted by the local government for the Company’s PRC subsidiary, which may be modified or challenged by the central government or the tax authority. A reconciliation of January 1, 2018 through June 30, 2018 amount of unrecognized tax benefits excluding interest and penalties ("Gross UTB") is as follows:

	Gross UTB	Surcharge	Net UTB
Balance as of January 1, 2018	$7,537,273	$-	$7,537,273
Decrease in unrecognized tax benefits taken in current period	(128,229)	-	(128,229)
Balance as of June 30, 2018	$7,409,044	$-	$7,409,044

As of December 31, 2017 and June 30, 2018, the Company had not accrued any interest and penalties related to unrecognized tax benefits.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
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

The Company recorded non-cash share-based compensation expense of $nil and $17,160 for three and six months ended June, 2018, in respect of the restricted shares granted on June 30, 2015, respectively.

As of June 30, 2018, non-vested restricted shares granted on June 30, 2015 are as follows:

Non-vested shares as of January 1, 2018	55,000
Granted	-
Vested	(55,000)
Forfeited	-
Non-vested shares as of June 30, 2018	-

As of June 30, 2018, there was no unrecognized stock-based compensation associated with the above restricted shares. As of June 30, 2018, 247,501 vested shares were to be issued.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
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

The Company recorded non-cash share-based compensation expense of $71,281 and $137,694 for the three and six months ended June 30, 2018, in respect of the restricted shares granted on April 19, 2016, respectively.

As of June 30, 2018, non-vested restricted shares granted on April 19, 2016 are as follows:

Non-vested shares as of January 1, 2018	255,500
Granted	-
Vested	(104,332)
Forfeited	(7,506)
Non-vested shares as of June 30, 2018	143,662

As of June 30, 2018, there was unrecognized stock-based compensation of $102,997 associated with the above restricted shares. As of June 30, 2018, 156,499 vested shares were to be issued.

As the Company itself is an investment holding company which is not expected to generate operating profits to realize the tax benefits arising from its net operating loss carried forward, no income tax benefits were recognized for such stock-based compensation cost under the stock option plan for the three and six months ended June 30, 2017 and 2018.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

18.	Loss Per Share

The following is the calculation of loss per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Net loss	$(3,753,380)	$(3,445,688)	$(5,821,596)	$(6,013,521)
Less: Net loss attributable to non-controlling interests	-	3,493	-	3,493
Net loss attributable to shareholders of CBAK Energy Technology, Inc	(3,753,380)	(3,442,195)	(5,821,596)	(6,010,028)

Weighted average shares used in basic and diluted computation (note)	20,402,083	26,557,617	20,059,236	26,530,419

Loss per share	$(0.18)	$(0.13)	$(0.29)	$(0.23)

Note:	Including 218,834 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and six months ended June 30, 2017 and 404,000 vested restricted shares granted pursuant to the 2015 Plan that were not yet issued for the three and six months ended June 30, 2018.

For the three and six months ended June 30, 2017 and 2018, 479,666 and 143,662 unvested restricted shares were anti-dilutive and excluded from shares used in the diluted computation.

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

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

20.	Commitments and Contingencies

(i)	Capital Commitments

As of December 31, 2017 and June 30, 2018, the Company had the following contracted capital commitments:

	December 31,	June 30,
	2017	2018
For construction of buildings	$2,053,489	$2,917,535
For purchases of equipment	-	6,965,824
Capital injection to CBAK Suzhou and CBAK Trading Note	400,000	1,457,625
	$2,453,489	$11,340,984

Note:

Initially, BAK Asia was required to pay the remaining capital within two years, of the date of issuance of the subsidiary’s business license according to PRC registration capital management rules. According to the revised PRC Companies Law which became effective on March 2014, the time requirement of the registered capital contribution has been abolished. As such, BAK Asia has its discretion to consider the timing of the registered capital contributions. On April and May 2017, Dalian BAK Power received $9,495,974 injected from BAK Asia. CBAK Power is required to pay the remaining capital of CBAK Suzhou on or before December 31, 2019 (Note 1).

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

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of the Company’s contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,273,803 (RMB 8,430,792), including construction costs of $1.0 million (RMB6.3 million, which the Company already accrued for at June 30, 2016), interest of $30,934 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,273,803 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, the Company has accrued for these amounts as of June 30, 2018. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian”) challenging the lower court’s judgement rendered on June 30, 2017. On November 17, 2017, the Court of Dalian rescind the original judgement and remand the case to the Court of Zhuanghe for retrial.

In late February 2018, CBAK Power received a notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against CBAK Power for the failure to perform pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($37,008), including construction costs of RMB238,735($36,070) and interest of RMB6,207 ($938), the Company has accrued for these amounts as of June 30, 2018.

In May 2017, CBAK Power filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of CBAK Power’s customers, for failure to pay pursuant to the terms of the sales contract. CBAK Power sought a total amount of RMB18,279,858, including goods amount of RMB17,428,000 ($2,777,238) and interest of RMB851,858 ($128,707). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 and the interest until the goods amount was paid off, and a litigation fee of RMB131,480. The trial went into effect in February 2018 and is currently in the execution phase. As of December 31, 2017 and June 30, 2018, the Company had made a full provision against the receivable from Anyuan Bus of RMB 17,428,000 ($2,633,185).

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

21.	Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the three months ended June 30, 2017 and 2018 as follows:

	Three months ended June 30,
	2017			2018
Customer A	$5,536,377	87.33%	$	*	*
Customer B	*	*		2,540,634	41.99%
Customer C	*	*		1,469,592	24.29%

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net revenue for the six months ended June 30, 2017 and 2018 as follows:

	Six months ended June 30,
	2017			2018
Customer A	$8,647,056	85.99%	$	*	*
Customer B	*	*		3,702,680	39.55%
Customer C	*	*		1,474,860	15.75%

* Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of accounts receivable As of December 31, 2017 and June 30, 2018 as follows:

	December 31, 2017		June 30, 2018
Customer A	$23,835,201	62.08%	$14,191,574	54.76%
Customer B	*	*	3,485,960	13.45%
Customer C	4,664,285	12.15%
Customer D	4,855,518	12.65%	3,669,960	14.16%

* Comprised less than 10% of account receivable for the respective period.

For the three and six months ended June 30, 2017 and 2018, the Company recorded the following transactions:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Purchase of inventories from
Shenzhen BAK	$1,916,928	$111,548	$4,279,372	$111,548
Zhengzhou BAK Battery Co., Ltd*	9,074	2,116,111	21,531	2,116,111

Sales of finished goods to
BAK Tianjin	16,154	17,457	42,700	27,537
Shenzhen BAK	-	-	60,797	-
Zhengzhou BAK Battery Co., Ltd*	-	-	13,648	-

*Mr. Xiangqian Li, the former CEO, is a director of this company. As of June 30, 2018 and December 31, 2017, payable to Zhengzhou BAK Battery Co., Ltd were $2,381,546 and nil, respectively, was included in trade accounts and bills payable.

CBAK Energy Technology, Inc. and subsidiaries
Notes to the condensed consolidated financial statements
For the three and six months ended June 30, 2017 and 2018
(Unaudited)
(In US$ except for number of shares)

22.	Concentrations and Credit Risk (continued)

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of December 31, 2017 and June 30, 2018, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

23.	Segment Information

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

After the disposal of BAK International and its subsidiaries (see Note 1), the Company focused on producing high-power lithium battery cells. Net revenues for the three and six months ended June 30, 2017 and 2018 were as follows:

Net revenues by product:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
High power lithium batteries used in:
Electric vehicles	$5,806,971	$1,753,521	$9,064,743	$1,818,883
Light electric vehicles	61,663	18,612	203,023	20,120
Uninterruptable supplies	470,625	4,278,169	787,637	7,524,096
Total	$6,339,259	$6,050,302	$10,055,403	$9,363,099

Net revenues by geographic area:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Mainland China	$6,039,679	5,676,814	$9,447,002	8,500,389
Europe	49,253	-	170,721	104,231
PRC Taiwan	134,562	98,701	219,373	99,025
Israel	114,817	122,997	217,359	506,769
USA	-	93,032	-	93,032
Others	948	58,758	948	59,653
Total	$6,339,259	$6,050,302	$10,055,403	$9,363,099

Substantially all of the Company’s long-lived assets are located in the PRC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“Company”, “we”, “us” and “our” are to the combined business of CBAK Energy Technology, Inc., a Nevada corporation, and its consolidated subsidiaries;
•	“BAK Asia” are to our Hong Kong subsidiary, China BAK Asia Holdings Limited;
•	“CBAK Trading” are to our PRC subsidiary, Dalian CBAK Trading Co., Ltd.;
•	“CBAK Power” are to our PRC subsidiary, Dalian CBAK Power Battery Co., Ltd;
•	“CBAK Suzhou” are to our PRC subsidiary, CBAK New Energy (Suzhou) Co., Ltd;
•	“China” and “PRC” are to the People’s Republic of China;
•	“RMB” are to Renminbi, the legal currency of China;
•	“U.S. dollar”, “$” and “US$” are to the legal currency of the United States;
•	“SEC” are to the United States Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended; and
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of the Company’s name. Upon the effectiveness of the filing of Articles of Merger with the Secretary of State of Nevada, which is January 16, 2017, the Company’s Articles of Incorporation were deemed amended to reflect the change in the Company’s corporate name.

On March 7, 2017, the names of our subsidiaries CBAK Power Battery Co., Ltd and Dalian BAK Trading Co., Ltd., were changed to Dalian CBAK Power Battery Co., Ltd and Dalian CBAK Trading Co., Ltd, respectively.

On May 4, 2018, CBAK New Energy (Suzhou) Co., Ltd, a 90% owned subsidiary of CBAK Power, was established in Suzhou. CBAK Suzhou is engaged in manufacturing and selling new energy high power battery packs.

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

We generated revenues of $6.3 million and $6.1 million for the three months ended June 30, 2017 and 2018, respectively. We had a net loss of $3.8 million and $3.4 million in the three months ended June 30, 2017 and 2018, respectively. As of June 30, 2018, we had an accumulated deficit of $169.5 million and net liabilities of $3.5 million. We had a working capital deficiency and accumulated deficit from recurring net losses and short-term debt obligations maturing in less than one year as of June 30, 2018.

On June 14, 2016, we renewed our banking facilities from Bank of Dandong for loans with a maximum amount of RMB130 million (approximately $19.6 million), including three-year long-term loans and three-year revolving bank acceptance and letters of credit bills for the period from June 13, 2016 to June 12, 2019. The banking facilities were guaranteed by Mr. Yunfei Li (“Mr. Li”), our CEO, and Ms. Qinghui Yuan, Mr. Li’s wife, Mr. Xianqian Li, our former CEO, Ms. Xiaoqiu Yu, the wife of our former CEO, Shenzhen BAK Battery Co., Ltd., our former subsidiary (“Shenzhen BAK”). The facilities were also secured by part of our Dalian site’s prepaid land use rights, buildings, construction in progress, machinery and equipment and pledged deposits. Under the banking facilities, we borrowed various three-year term bank loans that totaled RMB126.8 million (approximately $19.2 million), bearing fixed interest at 7.2% per annum. We also borrowed a series of revolving bank acceptance totaled $0.5 million from Bank of Dandong under the credit facilities, and bank deposit of 50% was required to secure against these bank acceptance bills. We repaid the loan and bank acceptance bills on June 12, 2018.

In the second quarter of 2018, we obtained another banking facilities from Bank of Dandong with bank acceptance bills of RMB5.0 million (approximately $0.8 million) for a term until October 17, 2018. As of June 30, 2018, we have borrowed a series of bank acceptance bills totaled RMB 5.0 million (approximately $0.8 million) and pledged by $0.8 million bank deposit.

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

On November 9, 2017, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB100 million (approximately $15.1 million) with the term expiring on November 7, 2018. The banking facilities were secured by the 100% equity in CBAK Power held by BAK Asia. As of June 30, 2018, we borrowed a net letter of credit of RMB98.4 million (approximately $14.9 million) to November 5, 2018. Under the facilities, bank deposits of approximately 50% were required to secure against this letter of credit. We discounted this letter of credit of even date to China Everbright Bank at a rate of 4.505% .

On June 4, 2018, we obtained banking facilities from China Everbright Bank Dalian Branch with a maximum amount of RMB200 million (approximately $30.2 million) with the term from June 12, 2018 to June 10, 2021, bearing interest at 130% of benchmark rate of the People’s Bank of China (“PBOC”) for three-year long-term loans, which is currently 6.175% per annum. Under the facilities, we borrowed RMB126.0 million ($19.0 million) and RMB 23.3 million ($3.5 million) on June 12 and June 20, 2018, respectively. The loans are repayable in six installments of RMB1.0 million ($0.12 million) on December 10, 2018, RMB29.0 million ($4.4 million) on June 10, 2019, RMB1.0 million ($0.12 million) on December 10, 2019, RMB89.0 million ($13.4 million) on June 10, 2020, RMB1.0 million ($0.12 million) on December 10, 2020 and RMB28.3 million ($4.34 million) on June 10, 2021. The facilities were also secured by our Dalian site’s land use rights and part of our Dalian site’s buildings, construction in progress, machinery and equipment.

On August 2, 2017, we obtained one-year term facilities from China Merchants Bank with a maximum amount of RMB100 million (approximately $15.1 million) including revolving loans, trade finance, notes discount, and acceptance of commercial bills etc. Any amount drawn under the facilities requires security in the form of cash or banking acceptance bills receivable of at least the same amount. Under the facilities, as of June 30, 2018, we borrowed a series of bank acceptance bills from China Merchants Bank totaled RMB55.2 million (approximately $8.3 million) and pledged $5.9 million bills receivables and $2.4 million bank deposits.

During the second quarter of 2018, we also obtained banking facilities from Industrial Bank Co., Ltd. Dalian Branch with bank acceptance bills of RMB6.2 million (approximately $0.9 million) for a term until December 21, 2018. As of June 30, 2018, we borrowed RMB6.2 million (approximately $0.9 million) bank acceptance bills and pledged by $0.9 million of our bank deposits.

As of June 30, 2018, we had unutilized committed banking facilities of $14.4 million. We plan to renew these loans upon maturity, and intend to raise additional funds through bank borrowings and equity financing in the future to meet our daily cash demands, if required.

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

Financial Performance Highlights for the Quarter Ended June 30, 2018

The following are some financial highlights for the quarter ended June 30, 2018:

•	Net revenues: Net revenues decreased by $0.3 million, or 4.56%, to $6.05 million for the three months ended June 30, 2018, from $6.3 million for the same period in 2017.

•	Gross loss: Gross loss was $1.0 million, representing a decrease of $0.4 million, for the three months ended June 30, 2018, from gross loss of $1.5 million for the same period in 2017.

•	Operating loss: Operating loss was $3.3 million for the three months ended June 30, 2018, reflecting a decrease of $0.3 million from an operating loss of $3.6 million for the same period in 2017.

•	Net loss: Net loss was $3.5 million for the three months ended June 30, 2018, representing a decrease of $0.3 million from net loss of $3.8 million for the same period in 2017.

•	Fully diluted loss per share: Fully diluted loss per share was $0.13 for the three months ended June 30, 2018, as compared to fully diluted loss per share of $0.18 for the same period in 2017.

Financial Statement Presentation

Net revenues. The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of our product. As we did not identify any accounting changes that impacted the amount of reported revenues with respect to our product revenues, no adjustment to retained earnings was required upon adoption.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2018

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months ended June 30,		Change
	2017	2018	$	%
Net revenues	$6,339	$6,050	(289)	(4.6)
Cost of revenues	(7,830)	(7,099)	(731)	(9.3)
Gross loss	(1,491)	(1,049)	442	29.6
Operating expenses:
Research and development expenses	533	548	15	2.8
Sales and marketing expenses	450	409	(41)	(9.1)
General and administrative expenses	1,158	1,284	126	10.9
Total operating expenses	2,141	2,241	100	4.7
Operating loss	(3,632)	(3,290)	342	9.4
Finance expense, net	(93)	(136)	(43)	(46.2)
Other expense, net	(28)	(20)	8	28.6
Loss before income tax	(3,753)	(3,446)	307	8.2
Income tax expenses	-	-	-	-
Net loss	(3,753)	(3,446)	307	8.2
Net loss attributable to non-controlling interests	-	4	4	100.0
Net loss attributable to shareholders of the Company	(3,753)	(3,442)	311	8.3

Net revenues. Net revenues were $6.1 million for the three months ended June 30, 2018, as compared to $6.3 million for the same period in 2017, representing a decrease of $0.3 million, or 4.6% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Three months ended June 30,		Change
	2017	2018	$	%
High power lithium batteries used in:
Electric vehicles	$5,807	$1,753	(4,054)	(69.8)
Light electric vehicles	62	19	(43)	(69.4)
Uninterruptable supplies	470	4,278	3,808	810.2
Total	$6,339	$6,050	(289)	(4.6)

Net revenues from sales of batteries for electric vehicles were $1.8 million for the three months ended June 30, 2018 as compared to $5.8 million in the same period of 2017, representing a decrease of $4.1 million, or 69.8%. Our revenues are adversely impacted by the reduction of government subsidy for new energy vehicles. Pursuant to the “Notice on Adjusting and Improving the Policy of Financial Subsidy for the Promotion and Application of New Energy Vehicles” jointly released by the Ministry of Finance, the Ministry of Industry and Information Technology, the Ministry of Science and Technology and the National Development and Reform Commission of the PRC on February 12, 2018, the financial subsidy threshold for new energy vehicles will be adjusted and optimized based on changes in costs, and the financial subsidy threshold for new energy buses and new energy special vehicles will be reduced reasonably. As a temporary measure, we reduced our production of batteries used in EV and focused more on batteries of uninterruptable supplies. However, we believe the above policies will encourage the production of new energy vehicles, optimize the structure of the new energy vehicles industry, enhance technical standards of the industry and strengthen its core competitiveness, and ultimately foster strategic development of the new energy vehicles.

Net revenues from sales of batteries for light electric vehicles were approximately $19,000 for the three months ended June 30, 2018, compared to approximately $62,000 in the same period of 2017, representing a decrease of approximately $43,000, or 69.4% . Since we face fierce competition in light electric vehicles, our orders from light electric vehicles decreased.

Net revenues from sales of batteries for uninterruptable power supplies were $4.3 million for the three months ended June 30, 2018, as compared with $0.5 million in the same period in 2017, representing an increase of $3.8 million, or 810.2% . As we focused more on this market in 2018, sale of batteries for uninterruptable power supplies increased sharply.

Cost of revenues. Cost of revenues decreased to $7.1 million for the three months ended June 30, 2018, as compared to $7.8 million for the same period in 2017, a decrease of $0.7 million, or 9.3% . Included in cost of revenues were write down of obsolete inventories of $nil million for three months ended June 30, 2018, while write down of obsolete inventories was $0.8 million for the same period in 2017. We write down inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the three months ended June 30, 2018 was $1.1 million, or 17.3% of net revenues, as compared to gross loss of $1.5 million, or 23.5% of net revenues for the same period in 2017. Our new Dalian facilities commenced manufacturing activities in July 2015. Inefficiency was inevitably caused by the operation of the newly installed machinery and newly hired production staff. We continued our efforts to improve our efficiency and tried to reduce gross loss both in dollar term and percentage term through improvement in quality control and product mix to meet market demand.

Research and development expenses. Research and development expenses remained flat at $0.5 million for the three months ended June 30, 2018 and 2017.

Sales and marketing expenses. Sales and marketing expenses decreased to $0.4 million for the three months ended June 30, 2018, as compared to approximately $0.5 million for the same period in 2017, a decrease of approximately $41,000, or 9.1% . The decrease in sales and marketing expenses was mainly due to the decrease in provision for warranty expenses. For the quarter ended June 30, 2018, we sold more uninterruptable supplies with lower warranty requirements compared to electric vehicle batteries.

General and administrative expenses. General and administrative expenses increased to $1.3 million, or 21.2% of revenues, for the three months ended June 30, 2018, as compared to $1.2 million, or 18.3% of revenues, for the same period in 2017, an increase of $0.1 million, or 10.9% . The increase in general and administrative expenses was mainly resulted from an increase of $0.1 million in salaries and social insurance from the newly incorporated subsidiary CBAK Suzhou for the three months ended June 30, 2018. Also, in the second quarter of 2017, there was a $0.2 million reversal of compensation costs in relation to litigation with Shenzhen Huijie.

Operating loss. As a result of the above, our operating loss totaled $3.3 million for the three months ended June 30, 2018, as compared to $3.6 million for the same period in 2017, representing a decrease of $0.3 million, or 9.4% .

Net loss. As a result of the foregoing, we had a net loss of $3.4 million for the three months ended June 30, 2018, compared to net loss of $3.8 million for the same period in 2017.

Comparison of Six Months Ended June 30, 2017 and 2018

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months ended June 30,		Change
	2017	2018	$	%
Net revenues	$10,055	$9,363	(692)	(6.9)
Cost of revenues	(11,964)	(10,759)	(1,205)	(10.1)
Gross loss	(1,909)	(1,396)	513	26.9
Operating expenses:
Research and development expenses	963	1,365	402	41.7
Sales and marketing expenses	685	614	(71)	(10.4)
General and administrative expenses	2,142	2,329	187	8.7
Total operating expenses	3,790	4,308	518	13.7
Operating loss	(5,699)	(5,704)	(5)	(0.1)
Finance expense, net	(96)	(306)	(210)	(218.8)
Other expense, net	(27)	(4)	23	85.2
Loss before income tax	(5,822)	(6,014)	(192)	(3.3)
Income tax expenses	-	-	-	-
Net loss	(5,822)	(6,014)	(192)	(3.3)
Less: Net loss attributable to non-controlling interests	-	4	4	100.0
Net loss attributable to the Company	(5,822)	(6,010)	(188)	(3.2)

Net revenues. Net revenues were $9.4 million for the six months ended June 30, 2018, as compared to $10.1 million for the same period in 2017, representing a decrease of $0.7 million, or 6.9% .

The following table sets forth the breakdown of our net revenues by end-product applications derived from high-power lithium batteries.

(All amounts in thousands of U.S. dollars other than percentages)

	Six months ended June 30,		Change
	2017	2018	$	%
High power lithium batteries used in:
Electric vehicles	$9,065	$1,819	(7,246)	(79.9)
Light electric vehicles	203	20	(183)	(90.1)
Uninterruptable supplies	787	7,524	6,737	856.0
Total	$10,055	$9,363	(692)	(6.9)

Net revenues from sales of batteries for electric vehicles were $1.8 million for the six months ended June 30, 2018 as compared to $9.1 million in the same period of 2017, representing a decrease of $7.2 million, or 79.9%. As a result of the recent unfavorable government subsidy policy for electric vehicle manufactures in 2018, we reduced EV battery production and focused more on batteries for uninterruptable supplies.

Net revenues from sales of batteries for light electric vehicles was $20,000 for the six months ended June 30, 2018, compared to $0.2 million in the same period of 2017, representing a decrease of $0.2 million, or 90.1%.

Net revenues from sales of batteries for uninterruptable power supplies was $7.5 million in the six months ended June 30, 2018, as compared with $0.8 million in the same period in 2017, representing an increase of $6.7 million, or 856.0% . As we focused more on this market in 2018, sale of batteries for uninterruptable power supplies increased sharply.

Cost of revenues. Cost of revenues decreased to $10.8 million for the six months ended June 30, 2018, as compared to $12.0 million for the same period in 2017, decrease of $1.2 million, or 10.1%. Included in cost of revenues was write down of obsolete inventories of $1,199 million for six months ended June 30, 2018, as compared with write down of obsolete inventories was $1.0 million for the same period in 2017. We write down inventory value whenever there is an indication that it is impaired. However, further write-down may be necessary if market conditions continue to deteriorate.

Gross loss. Gross loss for the six months ended June 30, 2018 was $1.4 million, or 14.9% of net revenues as compared to gross loss of $1.9 million, or 19.0% of net revenues, for the same period in 2017, a decrease of $0.5 million. Our new Dalian facilities commenced manufacturing activities in July 2015. The improvement in gross loss is a result of our continued effect to improve efficiency since we moved our manufacturing facilities to Dalian in 2015.

Research and development expenses. Research and development expenses increased to approximately $1.4 million for the six months ended June 30, 2018, as compared to approximately $1.0 million for the same period in 2017, an increase of $0.4 million, or 41.7%. We incurred more R&D in 2018 on testing new materials with an aim to diversify our raw material supply sources and to reduce our exposure to possible price fluctuations and cut the cost. Meanwhile, we attempt to research and develop higher energy and higher quality lithium batteries to cater the market demand.

Sales and marketing expenses. Sales and marketing expenses decreased to $0.6 million for the six months ended June 30, 2018, as compared to $0.7 million for the same period in 2017, a decrease of $0.1 million, or 10.4% . The decrease in sales and marketing expenses was mainly due to the decrease in provision for warranty expenses. For the six months ended June 30, 2018, we sold more uninterruptable supplies with lower warranty requirements compared to electric vehicle batteries.

General and administrative expenses. General and administrative expenses increased to $2.3 million, or 24.9% of revenues, for the six months ended June 30, 2018, as compared to $2.1 million, or 21.3% of revenues, for the same period in 2017, an increase of $0.2 million, or 8.7% . The increase in general and administrative expenses was mainly resulted from an increase of $0.1 million of salaries and social insurance from the newly incorporated subsidiary CBAK Suzhou in the three months ended June 30, 2018. Also, in the second quarter of 2017, there was a $0.2 million reversal of compensation costs in relation to litigation with Shenzhen Huijie.

Operating loss. As a result of the above, our operating loss remained flat at $5.7 million for the six months ended June 30, 2018 and 2017.

Net loss. As a result of the foregoing, we had a net loss of $6.0 million for the six months ended June 30, 2018, compared to net loss of $5.8 million for the same period in 2017.

Liquidity and Capital Resources

We have financed our liquidity requirements from short-term bank loans, other short-term loans and bills payable under bank credit agreements, advances from our related and unrelated parties, investors and issuance of capital stock.

We incurred a net loss of $3.4 million for the three months ended June 30, 2018. As of June 30, 2018, we had cash and cash equivalents of $0.5 million. Our total current assets were $63.7 million and our total current liabilities were $106.9 million, resulting in a net working capital deficiency of $43.3 million. These factors raise substantial doubts about our ability to continue as a going concern.

As disclosed under Item 2 of PART I, “BUSINESS—Overview”, we have obtained $9.6 million through equity financing in calendar year 2017, and we also have obtained banking facilities from various local banks in China. As of June 30, 2018, we had unutilized committed banking facilities of $14.4 million.

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

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2017	2018

Net cash (used in) provided by operating activities	$(3,484)	$4,690
Net cash used in investing activities	(6,809)	(7,492)
Net cash provided by financing activities	12,084	5,734
Effect of exchange rate changes on cash and cash equivalents	117	(183)
Net increase in cash and cash equivalents, and restricted cash	1,908	2,749
Cash and cash equivalents, and restricted cash at the beginning of period	4,687	10,749
Cash and cash equivalents, and restricted cash at the end of period	$6,595	$13,498

Operating Activities

Net cash provided by operating activities was $4.7 million in the six months ended June 30, 2018, as compared to net cash used in operating activities of $3.5 million in the same period in 2017. The net cash provided by operating activities was mainly attributable to a decrease of $25.8 million for trade accounts and bills receivable, partially offset by cash outflow for net loss of $6.0 million, $6.5 million on settlement of trade payables to former subsidiaries, and $8.5 million on settlement of trade accounts and bills payable.

Investing Activities

Net cash used in investing activities increased to $7.5 million for the six months ended June 30, 2018, from $6.8 million in the same period of 2017. The net cash used in investing activities in the six months ended June 30, 2018 mainly consisted of the purchase of property, plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $5.7 million in the six months ended June 30, 2018, compared to $12.1 million during the same period in 2017. The net cash provided by financing activities in the six months ended June 30, 2018 comprised bank borrowings of $23.5 million and advances from related parties of $10.6 million, partially offset by repayment of bank borrowings of $19.9 million and repayment to related parties of $8.4 million.

As of June 30, 2018, the principal amounts outstanding under our credit facilities and lines of credit were as follows:

(All amounts in thousands of U.S. dollars)

	Maximum amount available	Amount borrowed
Long-term credit facilities:
China Everbright Bank	$30,218	$22,558

Short-term credit facilities:
China Merchants Bank	15,109	8,336

Other lines of credit:
Bank of Dandong	752	752
China Everbright Bank	14,868	14,868
Industrial Bank Co. Ltd	931	931
	16,551	16,551

Total	$61,878	$47,445

Capital Expenditures

We incurred capital expenditures of $6.8 million and $7.5 million in the six months ended June 30, 2017 and 2018, respectively. Our capital expenditures were used primarily to expand our manufacturing facilities in Dalian.

We estimate that our total capital expenditures for the year ending December 31, 2018 will reach approximately $13.6 million. Such funds will be used to expand new automatic manufacturing lines to fulfill our customer demands.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2018:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Current maturities of long-term bank loans	$4,533	$4,533	$-	-	$-
Long-term bank loans	18,025	-	18,025	-	-
Bills payable	29,125	29,125	-	-	-
Payable to former subsidiaries	15,721	15,721	-	-	-
Other short-term loans	16,505	16,505	-	-	-
Capital injection to Dalian Trading	400	400	-	-	-
Capital injection to CBAK Suzhou	1,058	378	680
Capital commitments for construction of buildings	2,918	2,918	-	-	-
Capital commitments for purchase of equipment	6,966	6,966	-	-	-
Future interest payment on bank loans	4,163	1,393	2,770	-	-
Total	$99,414	$77,939	$21,475	-	$-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2018.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On July 7, 2016, Shenzhen Huijie Purification System Engineering Co., Ltd (“Shenzhen Huijie”), one of our contractors, filed a lawsuit against CBAK Power in the Peoples’ Court of Zhuanghe City, Dalian, for the failure to pay pursuant to the terms of the contract and entrusted part of the project of the contract to a third party without their prior consent. The plaintiff sought a total amount of $1,273,803 (RMB 8,430,792), including construction costs of $1.0 million (RMB6.3 million, which we already accrued for at June 30, 2016), interest of $30,934 (RMB0.2 million) and compensation of $0.3 million (RMB1.9 million). On September 7, 2016, upon the request of Shenzhen Huijie for property preservation, the Court of Zhuanghe froze CBAK Power’s bank deposits totaling $1,273,803 (RMB 8,430,792) for a period of one year. Further on September 1, 2017, upon the request of Shenzhen Huijie, the Court of Zhuanghe froze the bank deposits for another one year until August 31, 2018. On June 30, 2017, according to the trial of first instance, the Court of Zhuanghe ruled that CBAK Power should pay the remaining contract amount of RMB6,135,860 (approximately $0.9 million) claimed by Shenzhen Huijie as well as other expenses incurred including deferred interest, discounted charge on bills payable, litigation fee and property preservation fee totaled $0.1 million, we has accrued for these amounts as of June 30, 2018. On July 24, 2017, CBAK Power filed an appellate petition to the Intermediate Peoples’ Court of Dalian (“Court of Dalian”) challenging the lower court’s judgement rendered on June 30, 2017. On November 17, 2017, the Court of Dalian rescinded the original judgement and remanded the case to the Court of Zhuanghe for retrial.

In late February 2018, we received a notice from Court of Zhuanghe that Shenzhen Huijie filed another lawsuit against us for the failure to perform pursuant to the terms of a fire-control contract. The plaintiff sought a total amount of RMB244,942 ($37,008), including construction costs of RMB238,735($36,070) and interest of RMB6,207 ($938), we have accrued for these amounts as of June 30, 2018.

In May 2017, we filed a lawsuit in the Court of Zhuanghe against Pingxiang Anyuan Tourism Bus Manufacturing Co., Ltd., (“Anyuan Bus”) one of our customers, for failure to pay pursuant to the terms of the sales contract. We sought a total amount of RMB18,279,858, including goods amount of RMB17,428,000 ($2,777,238) and interest of RMB851,858 ($128,707). On December 19, 2017, the Court of Zhuanghe determined that Anyuan Bus should pay the goods amount of RMB17,428,000 and the interest until the goods amount was paid off, and a litigation fee of RMB131,480. Anyuan Bus did not appeal and as a result, the judgment is currently in the enforcement phase. As of December 31, 2017 and June 30, 2018, we had made a full provision against the receivable from Anyuan Bus of RMB17,428,000 ($2,633,185).

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

Date: August 20, 2018

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